Form 10-K
period 2017-12-31
PARK NATIONAL CORP /OH/
filed 2018-02-27
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-13006

Park National Corporation
(Exact name of Registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 North Third Street, P.O. Box 3500, Newark, Ohio	43058-3500
(Address of principal executive offices)	(Zip Code)

(740) 349-8451
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	NYSE AMERICAN

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
☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2017, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,556,752,306 based on the closing sale price as reported on NYSE AMERICAN. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2018

Common Shares, without par value	15,288,185 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2017 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2018	Part III

PART I

ITEM 1.	BUSINESS.
General
Park National Corporation (“Park”) is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Park was initially incorporated under Delaware law in 1986 and began operations as a bank holding company in 1987.  In 1992, Park changed its state of incorporation to Ohio. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares, each without par value (the “Common Shares”), are listed on NYSE AMERICAN, under the symbol “PRK.”
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
Banking Operations
Throughout the fiscal year ended December 31, 2017 (“Fiscal 2017”), Park’s banking operations were conducted through The Park National Bank ("Park National Bank").
Park National Bank is a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Franklin, Greene, Guernsey, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas, Warren and Wayne Counties in Ohio.

Park National Bank engages in the commercial banking and trust business, generally in small and medium population Ohio communities in addition to operations within the metropolitan areas of Columbus and Cincinnati. Park National Bank operates 111 financial service offices, including 108 branches, in Ohio through eleven banking divisions with: (i) the Park National Bank Division headquartered in Newark, Ohio; (ii) the Fairfield National Bank Division headquartered in Lancaster, Ohio; (iii) the Richland Bank Division headquartered in Mansfield, Ohio; (iv) the Century National Bank Division headquartered in Zanesville, Ohio; (v) the First-Knox National Bank Division headquartered in Mount Vernon, Ohio; (vi) the Farmers Bank Division headquartered in Loudonville, Ohio; (vii) the United Bank, N.A. Division headquartered in Bucyrus, Ohio; (viii) the Second National Bank Division headquartered in Greenville, Ohio; (ix) the Security National Bank Division headquartered in Springfield, Ohio; (x) the Unity National Bank Division headquartered in Piqua, Ohio; and (xi) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio. The Farmers Bank Division will merge into the First-Knox Bank Division effective March 30, 2018, and thereafter, Park National Bank will have ten divisions.

Park National Bank, and two additional operating segments, Guardian Financial Services Company ("Guardian Finance") and SE Property Holdings, LLC ("SEPH"), comprise Park’s reportable operating segments. All other operating segments are combined and disclosed in the "All Other" category. Financial information about Park’s reportable operating segments as of December 31, 2017 is included in Note 27 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report. That financial information is incorporated herein by reference.
As of the date of this Annual Report on Form 10-K, Park National Bank delivers financial products and services through its 111 financial service offices, a network of 133 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices. Financial information about Park National Bank is included in the "PNB” category for purposes of the reportable operating segment information included in Note 27 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report. That financial information is incorporated herein by reference.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had five financial service offices spanning five counties in Ohio: Clark, Fairfield, Franklin, Licking and Warren. Financial information about Guardian Finance is included in the “GFSC” category for purposes of the reportable operating segment information included in Note 27 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report. That financial information is incorporated herein by reference.
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
Financial information about SEPH is included in the “SEPH” category for purposes of the reportable operating segment information included in Note 27 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report. That financial information is incorporated herein by reference.
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
Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2017, PII held municipal securities with an amortized cost of $300.4 million.
River Park Properties, LLC, Sunny Green, LLC and Park ABQ, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.
87A Orange Beach, LLC, Morningside Holding, LLC, Swindall Holdings, LLC, Swindall Partnership Holdings, LLC, Marina Holdings Z, LLC, Marina Holding WE, LLC, and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.
Recent Developments
On January 22, 2018, Park, Park National Bank and NewDominion Bank, a North Carolina state-chartered bank ("NewDominion"), entered into an Agreement and Plan of Merger and Reorganization (the "NewDominion Merger Agreement"), pursuant to which NewDominion will merge with and into Park National Bank (the "NewDominion Merger"). Subject to the terms and conditions of the NewDominion Merger Agreement, at the effective time of the NewDominion Merger (the "NewDominion Effective Time"), NewDominion shareholders will have the right to receive for each share of NewDominion's voting and non-voting common stock, par value $0.25 per share, at their election either (i) $1.08 in cash or (ii) 0.01023 Park Common Shares (the "NewDominion Merger Consideration"), subject to required proration in the event that cash or Common Shares are oversubscribed as provided in the NewDominion Merger Agreement.
At the NewDominion Effective Time, outstanding NewDominion stock options with an exercise price of less than $1.08 per share will be canceled and converted into the right to receive the NewDominion Merger Consideration with the same election right as NewDominion shareholders, subject to proration. Each outstanding NewDominion stock option with an exercise price of $1.08 per share or more will be assumed and converted into an option to purchase Park Common Shares, on the same terms and conditions as were applicable under such NewDominion stock option. At the NewDominion Effective Time, NewDominion restricted stock awards will fully vest (with any performance-based vesting condition deemed satisfied) and will be canceled and converted automatically into the right to receive the NewDominion Merger Consideration, with the same election right as New Dominion shareholders, subject to proration as provided in the NewDominion Merger Agreement.
The NewDominion Merger Agreement contains customary representations, warranties, and covenants of each party. Subject to certain terms and conditions, the NewDominion Merger Agreement provides that the board of directors of NewDominion will recommend the approval and adoption of the NewDominion Merger Agreement by the shareholders of NewDominion. NewDominion has also agreed not to solicit acquisition proposals relating to alternative business combination transactions. In addition, NewDominion has agreed not to participate in discussions or negotiations or provide information in connection with any acquisition proposals for alternative business combination transactions unless certain conditions are satisfied.
Closing of the NewDominion Merger is subject to customary conditions, including, among others, approval of the NewDominion Merger Agreement by NewDominion’s shareholders, receipt of required regulatory approvals, effectiveness of the registration statement to be filed by Park, and approval for listing on NYSE AMERICAN, with respect to the Park Common Shares to be issued in the NewDominion Merger.
The NewDominion Merger Agreement provides certain termination rights for each party and further provides that, in the event the NewDominion Merger Agreement is terminated under certain circumstances in connection with a competing acquisition transaction, NewDominion will be required to pay Park a termination fee equal to $4,170,000.

In connection with the NewDominion Merger Agreement, Park and Park National Bank entered into voting and support agreements with the directors and executive officers of NewDominion, in those individuals’ capacities as shareholders, and with certain substantial shareholders of NewDominion. Pursuant to the terms of the voting and support agreements, each director and each executive officer of NewDominion and those certain substantial shareholders of NewDominion have agreed to vote the shares of NewDominion common stock they own in favor of the NewDominion Merger Agreement, subject to the exceptions set forth in the voting agreements.
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

•	a national portfolio of loans to non-bank consumer finance companies;

•	trust and wealth management services;

•	aircraft financing;

•	cash management;

•	safe deposit operations;

•	electronic funds transfers;

•	Internet and mobile banking solutions with bill pay service; and

•	a variety of additional banking-related services tailored to the needs of individual customers.

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
Lending Activities
Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 29 Ohio counties served by the financial service offices of Park National Bank. At December 31, 2017, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the United States. As a result of the Vision Bank – SEPH merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank - SEPH merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity. Park National Bank also holds loans which were purchased from Vision Bank prior to the Vision Bank - SEPH merger.
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
Commercial Loans
At December 31, 2017, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $2,224 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 41.4% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,053 million represented commercial, financial and agricultural loans, $1,168 million represented commercial real estate loans, and $3 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 15 included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the 29 Ohio counties where Park National Bank operates and, in the case of Park's non-bank consumer finance business, across the United States. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, agriculture, forestry, fishing and hunting, manufacturing, retail trade, health care and other services.
Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. The credit information required generally includes, depending on the amount of money lent, financial statements, third-party prepared financial statements, two years of federal income tax returns and a current credit report. Loan terms include amortization schedules commensurate with the purpose of each loan, identification of the source of each repayment and the risk involved. In most instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan and the collateral available to be pledged by the borrower. Most often, the collateral is inventory, machinery, accounts receivable and/or real estate. The guarantee of the business owners/principals is generally required on loans made to closely-held business entities.
Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 15 included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $94.3 million at December 31, 2017. Participations in a loan by Park National Bank in an amount larger than $30.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $94.3 million, the total exposure of the largest single borrower within the commercial portfolio was a temporary increase to $35.0 million at December 31, 2017.

Park has an independent, internal loan review program which annually evaluates substantially all (generally, about 90%) loan relationships with an outstanding balance greater than $300,000. If the loan has deteriorated, the lending subsidiary takes prompt action designed to increase the likelihood that it will be repaid. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from the borrower's customers. In the case of Park's commercial loans to non-bank consumer finance companies, the underlying cash flows are supported at times by sub-prime individual borrowers and present a higher level of risk compared to a more typical commercial loan to a business. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Table 30 and Table 31, respectively, included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Loans to Non-Bank Consumer Finance Companies
At December 31, 2017, Park National Bank had $234.3 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans with the consumer finance company, which is Park's borrower. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset based lending.
Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2017, Scope Aircraft Finance had outstanding approximately $266 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2017, Park's subsidiaries had outstanding consumer loans (including automobile loans and leases) in an aggregate amount of $1,242 million, constituting approximately 23.1% of their aggregate total loan portfolio. Park's subsidiaries make installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through the automobile dealer; whereas, direct loans are originated through direct customer interaction with Park's subsidiaries. For both direct and indirect loans, the final credit decisions are made by Park's subsidiaries. At December 31, 2017, of the $1,242 million in consumer loans, $1,050 million were originated through indirect lending, while the remaining $192 million are considered direct loans. At December 31, 2017, of the $1,242 million in consumer loans, GFSC had outstanding consumer loans of $28.0 million.

Credit approval for direct and indirect consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park to adhere strictly to all laws and regulations governing consumer lending. A compliance officer, along with line of business leaders, are responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report, and is incorporated herein by reference.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the consumer loan portfolio is provided in Table 30 and Table 31, respectively, included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2017, Park's subsidiaries had outstanding approximately $1,907 million in construction real estate loans and residential real estate loans, representing approximately 35.5% of total loans outstanding. Of the $1,907 million, approximately $1,725 million was included within the residential real estate loan segment, which included $393 million of commercial real estate loans, $1,110 million of mortgage loans, $203 million of home equity lines of credit and $19 million of installment loans. Included within the $1,725 million of loans within the residential real estate loan segment was $11 million of loans held by SEPH. The remaining $181 million was included within the construction real estate loan segment, which included $125 million of commercial land and development (“CL&D”) loans, $52 million of 1-4 family residential construction loans, and $4 million of installment loans. The market area for real estate lending by Park National Bank is concentrated in Ohio.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Prior to 2010, these loans were generally sold immediately after closing. However, beginning in 2010 and continuing through December 31, 2014, Park’s management made a decision to retain certain 15-year, fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. Subsequent to December 31, 2014, Park has generally sold these loans in the secondary market. At December 31, 2017 and 2016, Park reported $565 million and $598 million, respectively, of 15-year, fixed-rate residential mortgage loans on the Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally secured by second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.

Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the residential real estate portfolio is provided in Table 30 and Table 31, respectively, included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 15 included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings through declines in our borrowers’ ability to repay loans, the value of the collateral securing our loans, and deposits.” and “– Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the construction financing portfolio is provided in Table 30 and Table 31, respectively, included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
SE Property Holdings, LLC
SEPH is a non-bank subsidiary of Park, holding OREO property, non-performing loans and a small number of performing loans. In addition to approximately $7.7 million in OREO property, SEPH also held approximately $11 million in loans as of December 31, 2017, of which $10.3 million were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees are dedicated to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the performing loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park.
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

Employees
At December 31, 2017, Park and its subsidiaries had 1,746 full-time equivalent employees.
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
As a financial holding company, Park is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE AMERICAN under the trading symbol “PRK,” which subjects Park to the requirements under the applicable sections of the NYSE AMERICAN Company Guide for listed companies.
Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the “OCC”) and secondarily by the FDIC.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") established the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. Since its establishment, the CFPB has exercised extensively its rulemaking and interpretative authority.

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

A financial holding company is required by law and Federal Reserve Board policy to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.
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

A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. Park became a financial holding company in 2014. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
The Financial Services Modernization Act defines “financial in nature” to include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized and well managed and has at least a satisfactory Community Reinvestment Act rating. If a financial holding company or a subsidiary bank fails to maintain all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the holding company and its subsidiaries and on the ability of the holding company to enter into certain transactions and obtain regulatory approvals for new activities and transactions. The holding company could also be required to divest itself of subsidiaries that engage in activities that are not permitted for bank holding companies that are not financial holding companies. If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies.

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

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

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
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; while a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phase in from January 1, 2015 through January 1, 2019.

The rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4.0%.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer began to phase in starting on January 1, 2016, at .625% and is currently 1.875%.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify aspects of the capital rules for community banks, including Park National Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. Because the amendments were proposed with a request for comments and have not been finalized, Park does not yet know what effect the final rules will have on Park National Bank's capital calculations. In November 2017, the federal banking agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered, including extending the existing capital requirements for mortgage servicing assets and certain other items. The intent is to prevent different rules from taking effect while the banking regulatory agencies consider a broader simplification of the capital rules.

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
In order to be “well-capitalized,” a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 26 - Capital Ratios of the Notes to Consolidated Financial Statements of Park’s 2017 Annual Report, which is incorporated herein by reference.
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
Park National Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the capital guidelines established by the OCC and the capital conservation buffer. In addition, Park National Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Park National Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by Park National Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital. These provisions could have the effect of limiting Park’s ability to pay dividends on Park's Common Shares.
At December 31, 2017, approximately $76.1 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 22 - Dividend Restrictions of the Notes to Consolidated Financial Statements of Park’s 2017 Annual Report.
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

Privacy Provisions
Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party.
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
Community Reinvestment Act

The Community Reinvestment Act requires Park National Bank's primary federal regulatory agency, the OCC, to assess Park National Bank's record in meeting the credit needs of the communities served by Park National Bank. The OCC assigns one of four ratings: outstanding, satisfactory, needs to improve or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities.

Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE AMERICAN has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE AMERICAN. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Investment Committee, the Nominating and Corporate Governance Committee (including as Exhibit A thereto, Corporate Governance Guidelines) and the Risk Committee as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates.
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
SEC regulations require public companies to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

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
Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer statutes and regulations, including, but not limited to, the following:

•	Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria)

•	Truth in Lending Act (requiring that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably)

•	Fair Housing Act (making it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of certain criteria)

•
Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located)

•
Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers' costs)

•
Privacy provisions of the Gramm-Leach-Bliley Act (requiring financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access)

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

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
                In October 2017, the CFPB issued a final rule with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is not required until August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan.  The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36 percent that are repaid directly from the borrower's account.  The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower's account after two consecutive payment attempts have failed, unless the lender obtains the consumer's new and specific authorization to make further withdrawals from the account.  The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower's account.

On January 16, 2018, the CFPB issued a press release stating that it "intends to engage in a rulemaking process so that the Bureau may reconsider the Payday Rule."

Park does not currently expect the new rules to have a material effect on Park's financial condition or results of operations on a consolidated basis.
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS” and in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report, Note 4 - Investment Securities of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report, Note 5 - Loans of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report, Note 6 - Allowance for Loan Losses of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report, Note 11 - Deposits of the Notes to Consolidated Financial Statements in Park’s 2017 Annual Report and Note 13 - Short-Term Borrowings of the Notes to Consolidated Financial Statements in Park's 2017 Annual Report. This statistical disclosure is incorporated herein by reference.
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

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services or to potential or pending acquisitions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Disruptions in U.S. and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and our capital as well as the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio. Consequently, a significant decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows.

Our lending and deposit gathering activities are concentrated primarily in Ohio. Our success depends on the general economic conditions of our primary market areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes. The current United States President and certain legislators have taken steps to make extensive changes to regulations affecting financial institutions. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

In light of current conditions in the global financial markets and the global economy that occurred in the last decade, regulators increased their focus on the regulation of the financial services industry. In the last several years, the United States Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our Common Shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market consider significant changes to Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

Adverse changes in the financial markets may adversely impact our results of operations.
While we generally invest in securities issued by United States government agencies and sponsored entities and United States state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Even securities issued by governmental agencies and entities may entail risk depending on political and economic changes. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

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

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 37 in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

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

We take credit risk by virtue of making loans and leases, extending loan commitments and letters of credit and, to a lesser degree, purchasing municipal bonds. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our loans to non-bank consumer finance companies are made nationally and present different risks than our "in-market" lending, due to the variability of cash flows that support the asset-based loans. Our credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board has changed its requirements for establishing the allowance for loan losses.  The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of this accounting guidance on Park's consolidated financial statements, but anticipates that it will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the new current expected credit loss model. This committee is currently in the process of implementing a software solution to assist in the adoption of the this new guidance. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

We are exposed to operational risk.

Similar to any large organization, we are exposed to many types of operational risk, including those discussed in more detail in this Risk Factors section, such as reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

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

Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect, which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) consumer compliance, business continuity, and data security systems prove to be inadequate.

Our business could be adversely affected by third-party service providers, data breaches and cyber-attacks.

We face the risk of operational disruption, failure or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations.

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

Failures or material breaches in security of our systems or those of third-party service providers may have a material adverse effect on our results of operations and financial condition and the price of our common shares.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers. Park’s necessary dependence upon automated systems to record and process Park’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Park is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as Park). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of our country's population than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

We have implemented security controls to prevent unauthorized access to the computer systems and require our third-party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. We could also lose revenue if competitors gain access to confidential information about our business operations and use it to compete with us.
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
All of the types of cyber incidents discussed above could result in damage to our reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in our stock price, all of which could result in financial loss and material adverse effects on our results of operations and financial condition.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES” in Park’s 2017 Annual Report.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. “Undercapitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 capital ratio of less than 4.50%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2017 and 2018 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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
Changes in tax laws could adversely affect our performance, including the recently enacted Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations, fair values of net deferred tax assets and obligations of states and political subdivisions held in our investment securities portfolio. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

On December 22, 2017, H.R.1, originally known as the "Tax Cuts and Jobs Act," was enacted into law. The Tax Cuts and Jobs Act, among other changes, imposes additional limitations on the federal income tax deductions individual taxpayers may take for mortgage loan interest payments and for state and local taxes, including real estate taxes. The Tax Cuts and Jobs Act also imposes additional limitations on the deductibility of business interest expense, and eliminates other deductions in their entirety, including deductions for certain home equity loan interest payments. Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Completion of the NewDominion Merger is subject to many conditions and if these conditions are not satisfied or waived, the NewDominion Merger will not be completed.

The respective obligations of Park and Park National Bank, on the one hand, and NewDominion, on the other hand, to complete the NewDominion Merger are subject to the fulfillment of customary closing conditions, including approval of the NewDominion Merger Agreement by the requisite vote of the NewDominion shareholders, receipt of required regulatory approvals, effectiveness of the registration statement to be filed by Park and approval for listing on NYSE AMERICAN, with respect to the Park Common Shares to be issued in the NewDominion Merger. These conditions to the consummation of the NewDominion Merger may not be fulfilled and, accordingly, the NewDominion Merger may not be completed. In addition, the NewDominion Merger Agreement provides certain termination rights for each party and further provides that, in the event the NewDominion Merger Agreement is terminated under certain circumstances in connection with a competing acquisition transaction, NewDominion will be required to pay Park a termination fee equal to $4,170,000.

We could experience difficulties in effectively integrating NewDominion, which could contribute to our not fully achieving the expected benefits from the NewDominion Merger.

We may not be able to achieve fully the strategic objectives and operating efficiencies in the NewDominion Merger. The costs or difficulties relating to and the time involved in the integration of NewDominion with Park National Bank may be greater than expected or the anticipated revenue synergies and cost savings from the NewDominion Merger may not be fully realized or realized within the expected timeframe. In addition, the market and industries in which Park National Bank and NewDominion operate are highly competitive. Customer and employee relationships and business operations for each of Park National Bank and NewDominion may be disrupted by the NewDominion Merger. Any of these factors could contribute to our not fully achieving the expected benefits from the NewDominion Merger.

Future expansion may adversely affect our financial condition and results of operations as well as dilute the interests of our shareholders and negatively affect the price of our Common Shares.
In addition to the pending NewDominion Merger, we may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

•	the time and expense associated with identifying and evaluating potential expansions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;

•	potential exposure to unknown or contingent liabilities of the target institution;

•	exposure to potential asset quality issues of the target institution;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our financing of the expansion;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	the risk of loss of key employees and customers; and

•	difficulty in receiving appropriate regulatory approval for any proposed transaction.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval or other closing conditions. We may expend substantial time and resources pursing potential acquisitions which may not be consummated because regulatory approval or other closing conditions are not satisfied.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2.	PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 111 financial service offices in Ohio. Park National Bank has 6 financial service offices (including its main office) and 3 operations centers in Newark in Licking County. In addition, Park National Bank, and its divisions, have:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (five offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia, Cincinnati, Milford, New Richmond and Owensville in Clermont County;

•	financial service offices in Coshocton (two offices) in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (four offices), Arcanum and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington and Lancaster (five offices) in Fairfield County;

•	financial service offices in Canal Winchester, Columbus, Gahanna, Reynoldsburg and Worthington in Franklin County;

•	financial service offices in Jamestown and Xenia in Greene County;

•	a financial service office in Cambridge in Guernsey County;

•	financial service offices in Cincinnati (two offices) in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	a financial service office in Millersburg in Holmes County;

•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Pataskala, and Utica in Licking County;

•	a financial service office in Plain City in Madison County;

•	financial service offices in Caledonia, Marion and Prospect in Marion County;

•	financial service offices in Celina and Fort Recovery in Mercer County;

•	financial service offices (two offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy, all in Miami County;

•	a financial service office in Mount Gilead in Morrow County;

•	financial service offices in Zanesville (eight offices), New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (six offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	financial service offices in Newcomerstown and New Philadelphia in Tuscarawas County;

•	a financial service office in Springboro in Warren County; and

•	a financial service office in Wooster in Wayne County.

The financial service offices in Athens, Coshocton, Guernsey, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and in Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmers Bank Division. The financial service offices in Bellville in Richland County and in Holmes, Knox, Morrow and Wayne Counties comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank Division. The financial service offices in Champaign, Clark, Greene, Madison and Warren Counties comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties comprise the United Bank, N.A. Division. The financial service offices in Miami County comprise the Unity National Bank Division. Of the financial service offices described above, 21 are leased and the remainder are owned. Park National Bank also operates 28 off-site automated teller machines.
Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio, which it leases.
Guardian Finance
As of the date of this Annual Report on Form 10-K, Guardian Finance has a total of five financial service offices, all of which are located in Ohio. Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Springfield in Clark County, a financial service office in Lancaster in Fairfield County where it leases space from the Fairfield National Bank Division of Park National Bank, a financial service office in Heath in Licking County, and a financial service office in Springboro in Warren County. All of Guardian Finance’s financial service offices are leased.
SE Property Holdings, LLC
SEPH has one office located in Newark in Licking County, Ohio, which it leases.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which Park or any of its subsidiaries is a party to or which any of their property is subject, except for routine legal proceedings to which Park's subsidiaries are parties incidental to their respective businesses. Park considers none of those proceedings to be material.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 43 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”
The following table provides information regarding purchases of Park's Common Shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2017, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"), which was replaced on April 24, 2017, the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2017	—	—	—	1,380,000

November 1 through November 30, 2017	—	—	—	1,380,000

December 1 through December 31, 2017	—	—	—	1,380,000

Total	—	—	—

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

On January 23, 2017, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Common Shares. Purchases may be made through NYSE AMERICAN, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with applicable laws and regulations and the rules applicable to issuers having securities listed on NYSE AMERICAN. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization is distinct from the stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 41 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 17 included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” Park’s tax equivalent net interest margin decreased by 4 basis points in 2017 and increased by 13 basis points in 2016. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.48%, 3.52% and 3.39% for each of the fiscal years ended December 31, 2017, 2016 and 2015, respectively. The discussion of interest rate sensitivity included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2017 Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 23 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk of the Notes to Consolidated Financial Statements included in Park’s 2017 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2017 and 2016, the related Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the years ended December 31, 2017, 2016 and 2015, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) in Park’s 2017 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 42 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2017 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” are also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2017 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2017 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

No response required.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 23, 2018 (the “2018 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2018 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2018 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2018 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2018 Proxy Statement.
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
In accordance with the requirements of Section 807 of the NYSE AMERICAN Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and Park's affiliates, including Park’s Chairman of the Board, Park's Chief Executive Officer and President (the principal executive officer), Park’s Chief Financial Officer, Secretary and Treasurer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or an executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of Section 807 of the NYSE AMERICAN Company Guide.
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

Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2018 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders held on April 24, 2017.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2018 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2018 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2018 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2018 Proxy Statement.

Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2018 Proxy Statement.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park's 2017 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) -- Incorporated herein by reference from Park's 2017 Annual Report

Consolidated Balance Sheets at December 31, 2017 and 2016 -- Incorporated herein by reference from Park's 2017 Annual Report

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 -- Incorporated herein by reference from Park's 2017 Annual Report

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 -- Incorporated herein by reference from Park's 2017 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015 -- Incorporated herein by reference from Park's 2017 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 -- Incorporated herein by reference from Park's 2017 Annual Report

Notes to Consolidated Financial Statements -- Incorporated herein by reference from Park's 2017 Annual Report

(a)(2)     Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)     Exhibits.

The documents listed in the Index to Exhibits that immediately precedes the Signature pages of this Annual Report on Form 10-K are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)
The documents listed in the Index to Exhibits that immediately precedes the Signatures pages of this Annual Report on Form 10-K are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedules

None.

ITEM 16.     FORM 10-K SUMMARY.

Not applicable.

Index to Exhibits

Exhibit No.    Description of Exhibit

2.1Agreement and Plan of Merger and Reorganization among Park National Corporation, The Park National Bank and NewDominion Bank, dated as of January 22, 2018 (incorporated herein by reference to Park National Corporation's Current Report on Form 8-K dated and filed on January 26, 2018 (File No. 1-13006))*

3.1(a)
Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park's Form 8-B”))

3.1(b)
Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park's June 30, 1997 Form 10-Q”))

3.1(e)Certificate of Amendment by Shareholders as filed with the Secretary of State of the State of Ohio on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation's Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

3.1(f)Certificate of Amendment by Directors to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 23, 2008 (File No. 1-13006) (“Park's December 23, 2008 Form 8-K”))

3.1(g)Certificate of Amendment by Shareholders as filed with the Secretary of State of the State of Ohio on April 18, 2011 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Article SIXTH of Park National Corporation's Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 19, 2011 (File No. 1-13006))

3.1(h)Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B)

3.2(b)Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park's June 30, 1997 Form 10-Q)

3.2(c)Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation's Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article FIVE (incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File No. 1-13006) (“Park's March 31, 2008 Form 10-Q”))

3.2(e)Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments.] (incorporated herein by reference to Exhibit 3.2 (e) to Park's March 31, 2008 Form 10-Q)

4.1(a)Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed on March 15, 2007 (File No. 1-13006) (“Park's March 15, 2007 Form 8-K”))

4.2(a)Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park's March 15, 2007 Form 8-K)

4.2(c)Notice of Removal of Administrative Trustee and Appointment of Successor, dated February 21, 2013, delivered to Wilmington Trust Company by the continuing Administrative Trustees named therein, the successor Administrative Trustee named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(c) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-13006) ("Park's 2012 Form 10-K"))

4.3Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4Note Purchase Agreement, dated April 20, 2012, between Park National Corporation and 56 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 20, 2012 (File No. 1-13006) (“Park's April 20, 2012 Form 8-K”))

Note: 7% Subordinated Notes due April 20, 2022 were repaid in full on April 24, 2017 and Note Purchase Agreement terminated by its terms.

4.5Form of 7% Subordinated Note due April 20, 2022 (incorporated herein by reference to Exhibit 4.2 to Park's April 20, 2012 Form 8-K)

Note: 7% Subordinated Notes due April 20, 2022 were repaid in full on April 24, 2017.

4.6Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2†Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on June 19, 2015 (File No. 1-13006) ("Park's June 19, 2015 Form 8-K"))

10.3†Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.3 to Park's June 19, 2015 Form 8-K)

10.4†Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (incorporated by reference to Exhibit 10.2(b) to Park's June 19, 2015 Form 8-K)

10.5†Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.5 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No.1-13006) ("Park's 2015 Form 10-K"))

10.6†Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated by reference to Exhibit 10.4 to Park's June 19, 2015 Form 8-K)

10.7†Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel Delawder (incorporated herein by reference to Exhibit 10.7 to Park's 2015 Form 10-K)

10.8†Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1(a) to Park's June 19, 2015 Form 8-K)

10.9†Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.1(b) to Park's June 19, 2015 Form 8-K)

10.10†Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1(c) to Park's June 19, 2015 Form 8-K)

10.11†Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between The Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on February 19, 2008 (File No. 1-13006)("Park's February 19, 2008 Form 8-K"))

10.12†Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.2 to Park's February 19, 2008 Form 8-K)

10.13†Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.14(a)†Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

10.14(b)†Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.15†Park National Corporation 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 23, 2013 (File No. 1-13006))
10.16†Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after January 24, 2014 and prior to December 5, 2016 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 27, 2014 (File No. 1-13006))
10.17†Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after December 5, 2016 and prior to April 24, 2017 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 8, 2016 (File No. 1-13006))
10.18†Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017 (File No. 1-13006)) ("Park's April 26, 2017 Form 8-K")
10.19†Park National Corporation 2017 Long-Term Plan for Employees (incorporated herein by reference to Exhibit 10.1 to Park's April 26, 2017 Form 8-K)
10.20†Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted after December 4, 2017 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 5, 2017 (File No. 1-13006))
10.21Credit Agreement, dated as of May 18, 2016, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 23, 2016 (File No. 1-13006) ("Park's May 23, 2016 Form 8-K"))
10.22Note issued by Park National Corporation on May 18, 2016 to U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to Park's May 23, 2016 Form 8-K)
10.23First Amendment to Credit Agreement, made and entered into as of June 15, 2017, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 16, 2017 (File No. 1-13006))
132017 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)

14Code of Business Conduct and Ethics, as amended January 19, 2018 (filed herewith)

21Subsidiaries of Park National Corporation (filed herewith)

23Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP) (filed herewith)

24Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)
101The following materials from Park National Corporation's 2017 Annual Report and incorporated therefrom into Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)
___________________

*	Schedules have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon its request.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 27, 2018	By:	/s/ David L. Trautman
David L. Trautman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2018.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chief Executive Officer, President and Director
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Kelly A. Edds Kelly A. Edds	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ James R. DeRoberts* James R. DeRoberts	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Alicia J. Hupp* Alicia J. Hupp	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director

Name	Capacity
/s/ Julia A. Sloat* Julia A. Sloat	Director
/s/ Rick R. Taylor* Rick R. Taylor	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by David L. Trautman, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24, in the capacities indicated and on the 27th day of February, 2018.

By:	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President
Attorney-in-Fact