Form 10-Q
period 2018-03-31
PARK NATIONAL CORP /OH/
filed 2018-05-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,301,101 Common shares, no par value per share, outstanding at May 1, 2018.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$110,163	$131,946
Money market instruments	166,418	37,166
Cash and cash equivalents	276,581	169,112
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,079,745 and $1,097,645 at March 31, 2018 and December 31, 2017, respectively)	1,046,910	1,091,881
Debt securities held-to-maturity, at amortized cost (fair value of $346,199 and $363,779 at March 31, 2018 and December 31, 2017, respectively)	347,622	357,197
Other investment securities	69,824	63,746
Total investment securities	1,464,356	1,512,824

Loans	5,292,349	5,372,483
Allowance for loan losses	(48,969)	(49,988)
Net loans	5,243,380	5,322,495
Bank owned life insurance	188,952	189,322
Prepaid assets	101,635	97,712
Goodwill	72,334	72,334
Premises and equipment, net	56,239	55,901
Affordable housing tax credit investments	47,818	49,669
Other real estate owned	9,055	14,190
Accrued interest receivable	20,369	22,164
Mortgage loan servicing rights	9,969	9,688
Other	28,282	22,209
Total assets	$7,518,970	$7,537,620

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,618,200	$1,633,941
Interest bearing	4,466,094	4,183,385
Total deposits	6,084,294	5,817,326
Short-term borrowings	184,090	391,289
Long-term debt	425,000	500,000
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	14,282	14,282
Accrued interest payable	2,024	2,278
Other	41,506	41,344
Total liabilities	$6,766,196	$6,781,519

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,740 shares issued at March 31, 2018 and 16,150,752 shares issued at December 31, 2017)	307,249	307,726
Retained earnings	583,941	561,908
Treasury shares (849,637 shares at March 31, 2018 and 862,558 at December 31, 2017)	(85,775)	(87,079)
Accumulated other comprehensive loss, net of taxes	(52,641)	(26,454)
Total shareholders' equity	752,774	756,101
Total liabilities and shareholders’ equity	$7,518,970	$7,537,620

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income:

Interest and fees on loans	$64,402	$59,908

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	6,767	7,138
Obligations of states and political subdivisions - tax-exempt	2,174	1,460
Other interest income	371	249
Total interest and dividend income	73,714	68,755

Interest expense:

Interest on deposits:
Demand and savings deposits	3,290	1,614
Time deposits	2,551	2,161

Interest on borrowings:
Short-term borrowings	575	235
Long-term debt	2,448	5,793

Total interest expense	8,864	9,803

Net interest income	64,850	58,952

Provision for loan losses	260	876
Net interest income after provision for loan losses	64,590	58,076

Other income:
Income from fiduciary activities	6,395	5,514
Service charges on deposit accounts	2,922	3,139
Other service income	4,172	2,804
Checkcard fee income	4,002	3,761
Bank owned life insurance income	1,009	1,103
ATM fees	524	542
OREO valuation adjustments	(207)	(73)
Gain on sale of OREO, net	4,321	100
Net loss on sale of investment securities	(2,271)	—
Unrealized gain on equity securities	3,489	—
Other components of net periodic benefit income	1,705	1,448
Miscellaneous	842	617
Total other income	26,903	18,955

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Other expense:
Salaries	$25,320	$22,717
Employee benefits	7,029	6,468
Occupancy expense	2,936	2,635
Furniture and equipment expense	4,149	3,618
Data processing fees	1,773	1,965
Professional fees and services	6,190	4,829
Marketing	1,218	1,056
Insurance	1,428	1,570
Communication	1,250	1,333
State tax expense	1,105	1,063
Miscellaneous	1,910	1,656
Total other expense	54,308	48,910

Income before income taxes	37,185	28,121

Federal income taxes	6,062	7,854

Net income	$31,123	$20,267

Earnings per Common Share:
Basic	$2.04	$1.32
Diluted	$2.02	$1.31

Weighted average common shares outstanding
Basic	15,288,332	15,312,059
Diluted	15,431,328	15,432,769

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$31,123	$20,267

Other comprehensive (loss) income, net of tax:
Net loss realized on sale of securities, net of income tax benefit of $538	2,024	—
Unrealized net holding (loss) gain on debt securities available-for-sale, net of federal income tax effect of $(6,223) and $550 for the three months ended March 31, 2018 and 2017, respectively	(23,410)	1,022
Other comprehensive (loss) income	$(21,386)	$1,022

Comprehensive income	$9,737	$21,289

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2017	$—	$305,826	$535,631	$(81,472)	$(17,745)
Net income			20,267
Other comprehensive income, net of tax					1,022
Dividends on common shares at $0.94 per share			(14,460)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 9,674 common shares under share-based compensation awards, net of 3,293 common shares withheld to pay employee income taxes		(795)	(197)	$645
Repurchase of 50,000 common shares to be held as treasury shares				$(5,425)
Share-based compensation expense		826
Balance at March 31, 2017	$—	$305,856	$541,241	$(86,252)	$(16,723)

Balance at January 1, 2018, as previously presented	$—	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax			1,917		(995)
Balance at January 1, 2018, as adjusted	—	307,726	563,825	(87,079)	(27,449)
Reclassification of disproportionate income tax effects			3,806		(3,806)
Net income			31,123
Other comprehensive loss, net of tax					(21,386)
Dividends on common shares at $0.94 per share			(14,496)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes		(1,597)	(317)	1,304
Share-based compensation expense		1,121
Balance at March 31, 2018	$—	$307,249	$583,941	$(85,775)	$(52,641)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$31,123	$20,267

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	260	876
Amortization of loan fees and costs, net	(1,506)	(1,386)
Increase in prepaid dealer premiums	(471)	(2,401)
Provision for depreciation	2,135	2,121
Amortization of investment securities, net	405	258
Realized net investment securities losses	2,271	—
Unrealized gain on equity securities	(3,489)	—
Amortization of prepayment penalty on long-term debt	—	1,559
Loan originations to be sold in secondary market	(40,379)	(42,370)
Proceeds from sale of loans in secondary market	38,769	46,848
Gain on sale of loans in secondary market	(945)	(787)
Share-based compensation expense	1,121	826
OREO valuation adjustments	207	73
Gain on sale of OREO, net	(4,321)	(100)
Bank owned life insurance income	(1,009)	(1,103)
Investment in qualified affordable housing tax credits amortization	1,851	1,864

Changes in assets and liabilities:
Increase in other assets	(1,159)	(3,366)
Decrease in other liabilities	(2,891)	(63)
Net cash provided by operating activities	$21,972	$23,116

Investing activities:
Proceeds from sales of securities	$252,055	$—
Proceeds from calls and maturities of:
Available-for-sale debt securities	41,097	40,382
Held-to-maturity debt securities	1,652	5,990
Purchases of:
Available-for-sale debt securities	(270,005)	—
Held-to-maturity debt securities	—	(30,943)
Equity securities	(101)	—
Net loan paydowns (originations), portfolio loans	82,288	(46,115)
Proceeds from the sale of OREO	9,816	674
Life insurance death benefits	1,379	74
Purchases of premises and equipment, net	(2,473)	(1,379)
Net cash provided by (used in) investing activities	$115,708	$(31,317)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2018	2017
Financing activities:
Net increase in deposits	$266,968	$398,604
Net decrease in short-term borrowings	(207,199)	(174,932)
Proceeds from issuance of long-term debt	25,000	50,000
Repayment of long-term debt	(100,000)	—
Value of common shares withheld to pay employee income taxes	(610)	(347)
Repurchase of common shares to be held as treasury shares	—	(5,425)
Cash dividends paid	(14,370)	(14,373)
Net cash (used in) provided by financing activities	$(30,211)	$253,527

Increase in cash and cash equivalents	107,469	245,326

Cash and cash equivalents at beginning of year	169,112	146,446

Cash and cash equivalents at end of period	$276,581	$391,772

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$9,118	$9,765

Income taxes	$—	$7,500

Non-cash items:
Loans transferred to OREO	$628	$448

Securities purchase commitments	$2,448	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month periods ended March 31, 2018 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2018.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2017 from Park’s 2017 Annual Report to Shareholders (“Park's 2017 Annual Report”). Prior period financial statement reflect the retrospective application of Accounting Standards Update ("ASU") 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This change in classification had no effect on reported net income.

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2017 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

Note 2 - Adoption of New Accounting Pronouncements and Issued Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and issued not yet effective accounting standards:

Adoption of New Accounting Pronouncements

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of ASC 606. Certain services that fall within the scope of ASC 606 are presented within Other Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include income from fiduciary activities, service charges on deposit accounts, other service income, checkcard fee income, ATM fees, and gain on sale of OREO, net. The adoption of this guidance on January 1, 2018 did not have a material impact on Park's consolidated financial statements. However, the adoption of this standard resulted in additional disclosures beginning with the first quarter 2018 Form 10-Q. Reference Note 19, Revenue from Contracts with Customers, for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale ("AFS") securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 resulted in an $1.9 million increase to beginning retained earnings and a $995,000 increase to beginning accumulated other comprehensive loss. Additional income of $3.2 million was recorded in the first quarter of 2018 as a result of changes to the accounting for equity investments. Further, beginning with the first quarter of 2018, Park's fair value disclosures in Note 14 have incorporated the revised disclosure requirements for financial investments.

ASU 2016-15 - Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force):  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  This ASU provides guidance on eight specific cash flow issues where then current GAAP was either unclear or did not include specific guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance on January 1, 2018 did not have an impact on Park's consolidated financial statements. As such transactions arise, management will utilize the updated guidance in providing disclosures within Park’s consolidated statements of cash flows.

ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, all prior periods have been recast to separately record the service cost component and other components of net benefit cost. For all periods presented, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income. See Note 12 for further details.

ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting: In May 2017, the FASB issued ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU amends the guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 did not impact Park's consolidated financial statements.

ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects, resulting from the newly - enacted federal corporate income tax rate. The amount of the reclassification is the difference between the historical federal corporate income tax rate and the newly-enacted 21% federal corporate income tax rate. The guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The early adoption of this guidance on January 1, 2018 resulted in a $3.8 million increase to Park's accumulated other comprehensive loss and a $3.8 million increase to retained earnings.

ASU 2018-03 - Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03 - Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU includes amendments that clarify certain aspects of the guidance issued in ASU 2016-01. Park considered this clarification in determining the appropriate adoption of ASU 2016-01 on January 1, 2018.

Issued Not Yet Effective Accounting Standards

ASU 2016-02 - Leases (Topic 842): In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). This ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently analyzing data on leased assets. The adoption of this guidance is expected to increase both assets and liabilities, but is not expected to have a material impact on Park's consolidated statement of income.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity ("HTM") debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018.

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements. We anticipate that the adoption of the CECL model will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the CECL model and is currently in the process of implementing a software solution to assist in the adoption of this ASU. Management plans to run our current allowance model and a CECL model concurrently for 12 months prior to the adoption of this guidance on January 1, 2020.

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

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities: In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the current guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU amends the current guidance to simplify the application of the hedge accounting guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements. Park is considering the early adoption of this guidance.

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018			December 31, 2017
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,000,786	$4,243	$1,005,029	$1,053,453	$4,413	$1,057,866
Commercial real estate *	1,156,563	4,047	1,160,610	1,167,607	4,283	1,171,890
Construction real estate:
Commercial	126,561	375	126,936	125,389	401	125,790
Mortgage	51,379	119	51,498	52,203	133	52,336
Installment	3,244	11	3,255	3,878	13	3,891
Residential real estate:
Commercial	389,766	1,043	390,809	393,094	1,029	394,123
Mortgage	1,097,166	1,327	1,098,493	1,110,426	1,516	1,111,942
HELOC	194,158	904	195,062	203,178	974	204,152
Installment	17,570	49	17,619	18,526	53	18,579
Consumer	1,252,251	3,462	1,255,713	1,241,736	3,808	1,245,544
Leases	2,905	46	2,951	2,993	36	3,029
Total loans	$5,292,349	$15,626	$5,307,975	$5,372,483	$16,659	$5,389,142
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $12.3 million at March 31, 2018 and $12.2 million at December 31, 2017, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $1.4 million and $1.9 million had been reclassified to loans at March 31, 2018 and December 31, 2017, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$25,985	$1,088	$—	$27,073
Commercial real estate	14,213	4,770	—	18,983
Construction real estate:
Commercial	960	433	—	1,393
Mortgage	—	16	—	16
Installment	43	6	—	49
Residential real estate:
Commercial	2,674	222	—	2,896
Mortgage	16,856	10,022	669	27,547
HELOC	1,482	882	47	2,411
Installment	527	695	—	1,222
Consumer	3,411	623	690	4,724
Total loans	$66,151	$18,757	$1,406	$86,314

	December 31, 2017
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$16,773	$1,291	$—	$18,064
Commercial real estate	12,979	5,163	—	18,142
Construction real estate:
Commercial	986	338	—	1,324
Mortgage	8	92	—	100
Installment	52	—	—	52
Residential real estate:
Commercial	18,835	224	—	19,059
Mortgage	16,841	10,766	568	28,175
HELOC	1,593	1,025	14	2,632
Installment	586	616	7	1,209
Consumer	3,403	662	1,256	5,321
Total loans	$72,056	$20,177	$1,845	$94,078

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment, as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$27,073	$27,050	$23	$18,064	$18,039	$25
Commercial real estate	18,983	18,983	—	18,142	18,142	—
Construction real estate:
Commercial	1,393	1,393	—	1,324	1,324	—
Mortgage	16	—	16	100	—	100
Installment	49	—	49	52	—	52
Residential real estate:
Commercial	2,896	2,896	—	19,059	19,059	—
Mortgage	26,878	—	26,878	27,607	—	27,607
HELOC	2,364	—	2,364	2,618	—	2,618
Installment	1,222	—	1,222	1,202	—	1,202
Consumer	4,034	—	4,034	4,065	—	4,065
Total loans	$84,908	$50,322	$34,586	$92,233	$56,564	$35,669

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$27,201	$22,255	$—	$19,899	$14,704	$—
Commercial real estate	18,370	17,901	—	18,974	18,060	—
Construction real estate:
Commercial	1,264	1,265	—	2,788	1,324	—
Residential real estate:
Commercial	3,107	2,786	—	19,346	19,012	—

With an allowance recorded:
Commercial, financial and agricultural	7,082	4,795	1,165	5,394	3,335	681
Commercial real estate	1,524	1,082	29	137	82	2
Construction real estate:
Commercial	1,592	128	8	—	—	—
Residential real estate:
Commercial	123	110	5	47	47	1
Consumer	—	—	—	—	—	—
Total	$60,263	$50,322	$1,207	$66,585	$56,564	$684

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2018 and December 31, 2017, there were $5.8 million and $7.9 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.2 million and $2.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2018 and December 31, 2017 of $1.2 million and $0.7 million, respectively. These loans with specific reserves had a recorded investment of $6.1 million and $3.5 million as of March 31, 2018 and December 31, 2017, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In thousands)	Recorded Investment as of March 31, 2018	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of March 31, 2017	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$27,050	$20,078	$174	$22,542	$19,471	$220
Commercial real estate	18,983	18,193	202	22,732	23,297	231
Construction real estate:
Commercial	1,393	1,377	14	2,041	2,096	15
Residential real estate:
Commercial	2,896	11,215	31	22,803	23,081	345
Consumer	—	—	—	9	5	—
Total	$50,322	$50,863	$421	$70,127	$67,950	$811

The following tables present the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loan.

	March 31, 2018
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$1,483	$13,100	$14,583	$990,446	$1,005,029
Commercial real estate	210	2,748	2,958	1,157,652	1,160,610
Construction real estate:
Commercial	—	—	—	126,936	126,936
Mortgage	84	—	84	51,414	51,498
Installment	49	3	52	3,203	3,255
Residential real estate:
Commercial	413	1,023	1,436	389,373	390,809
Mortgage	9,465	8,010	17,475	1,081,018	1,098,493
HELOC	570	729	1,299	193,763	195,062
Installment	268	215	483	17,136	17,619
Consumer	7,567	1,798	9,365	1,246,348	1,255,713
Leases	—	—	—	2,951	2,951
Total loans	$20,109	$27,626	$47,735	$5,260,240	$5,307,975
(1) Includes $1.4 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes $39.9 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2017
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$145	$1,043	$1,188	$1,056,678	$1,057,866
Commercial real estate	856	2,360	3,216	1,168,674	1,171,890
Construction real estate:
Commercial	29	—	29	125,761	125,790
Mortgage	256	—	256	52,080	52,336
Installment	54	19	73	3,818	3,891
Residential real estate:
Commercial	16	1,586	1,602	392,521	394,123
Mortgage	11,515	9,232	20,747	1,091,195	1,111,942
HELOC	616	876	1,492	202,660	204,152
Installment	239	253	492	18,087	18,579
Consumer	11,515	2,407	13,922	1,231,622	1,245,544
Leases	—	—	—	3,029	3,029
Total loans	$25,241	$17,776	$43,017	$5,346,125	$5,389,142
(1) Includes $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes $56.1 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of March 31, 2018 and December 31, 2017 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at March 31, 2018 and December 31, 2017 for all commercial loans:

	March 31, 2018
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$475	$130	$27,073	$977,351	$1,005,029
Commercial real estate *	2,176	—	18,983	1,139,451	1,160,610
Construction real estate:
Commercial	—	344	1,393	125,199	126,936
Residential real estate:
Commercial	412	—	2,896	387,501	390,809
Leases	—	—	—	2,951	2,951
Total commercial loans	$3,063	$474	$50,345	$2,632,453	$2,686,335
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2017
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$17,272	$153	$18,064	$1,022,377	$1,057,866
Commercial real estate *	5,322	457	18,142	1,147,969	1,171,890
Construction real estate:
Commercial	278	—	1,324	124,188	125,790
Residential real estate:
Commercial	216	1	19,059	374,847	394,123
Leases	—	—	—	3,029	3,029
Total Commercial Loans	$23,088	$611	$56,589	$2,672,410	$2,752,698
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

Certain loans which were modified during the three-month periods ended March 31, 2018 and March 31, 2017 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $324,000 of loans during the three-month period ended March 31, 2018. There were no TDR classifications removed during the three-month period ended March 31, 2017.

At March 31, 2018 and December 31, 2017, there were $24.0 million and $38.5 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2018 and December 31, 2017, $18.5 million and $32.4 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of March 31, 2018 and December 31, 2017, loans with a recorded investment of $18.8 million and $20.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At March 31, 2018 and December 31, 2017, Park had commitments to lend $0.8 million and $1.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

There were $0.7 million and $0.5 million of specific reserves related to TDRs at March 31, 2018 and December 31, 2017, respectively. Modifications made in 2017 and 2018 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  Additional specific reserves of $10,000 and $280,000 were recorded during the three-month periods ended March 31, 2018 and March 31, 2017, respectively, as a result of TDRs identified in the respective periods.

The terms of certain other loans were modified during the three-month periods ended March 31, 2018 and March 31, 2017 that did not meet the definition of a TDR. There were no modified substandard commercial loans which did not meet the definition of a TDR at March 31, 2018. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment of $113,000 at March 31, 2017. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loans such that each modification was deemed to be at market terms.
Consumer loans modified during the three-month periods ended March 31, 2018 and March 31, 2017 which did not meet the definition of a TDR had a total recorded investment of $6.0 million and $1.4 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2018 and March 31, 2017, as well as the recorded investment of these contracts at March 31, 2018 and March 31, 2017. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended March 31, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	4	$—	$55	$55
Commercial real estate	3	—	249	249
Construction real estate:
Commercial	1	63	—	63
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	9	—	650	650
HELOC	2	251	88	339
Installment	5	102	13	115
Consumer	50	13	351	364
Total loans	74	$429	$1,406	$1,835

	Three Months Ended March 31, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	6	$3,079	$1,019	$4,098
Commercial real estate	4	—	379	379
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	2,140	2,140
Mortgage	9	—	608	608
HELOC	3	200	6	206
Installment	1	34	—	34
Consumer	57	272	348	620
Total loans	83	$3,585	$4,500	$8,085

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2018, $0.5 million were on nonaccrual status as of December 31, 2017. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2017, $2.6 million were on nonaccrual status as of December 31, 2016.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2018 and March 31, 2017, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	3	$207	6	$198
Commercial real estate	1	114	5	838
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	17	3	49
Mortgage	7	536	8	631
HELOC	3	174	—	—
Installment	—	—	1	3
Consumer	41	329	29	268
Leases	—	—	—	—
Total loans	56	$1,377	52	$1,987

Of the $1.4 million in modified TDRs which defaulted during the three-month period ended March 31, 2018, $72,000 were accruing loans and $1.3 million were nonaccrual loans. Of the $2.0 million in modified TDRs which defaulted during the three-month period ended March 31, 2017, $60,000 were accruing loans and $1.9 million were nonaccrual loans.

Note 4 – Allowance for Loan Losses

The allowance for loan losses ("ALLL") is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2017 Annual Report.

Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risk and trends which may not be recognized in historical data.  The following are factors management reviews on a quarterly or annual basis.

•
Historical Loss Factor: Management updated the historical loss calculation during the fourth quarter of 2017, incorporating net charge-offs plus changes in specific reserves through December 31, 2017.  With the addition of 2017 historical losses, management extended the historical loss period to 96 months from 84 months. The 96-month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2017.

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2017.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. There was no change to the environmental loss factor during the first quarter of 2018.

The activity in the allowance for loan losses for the three-month periods ended March 31, 2018 and March 31, 2017 is summarized in the following tables.

	Three Months Ended March 31, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	649	47	—	116	2,638	—	3,450
Recoveries	652	87	59	360	1,013	—	2,171
Net (recoveries)/charge-offs	(3)	(40)	(59)	(244)	1,625	—	1,279
(Recovery)/provision	(948)	(153)	(26)	(150)	1,537	—	260
Ending balance	$14,077	$9,488	$4,463	$9,415	$11,526	$—	$48,969

	Three Months Ended March 31, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624
Charge-offs	339	112	27	480	2,750	—	3,708
Recoveries	369	114	58	291	1,298	—	2,130
Net (recoveries)/charge-offs	(30)	(2)	(31)	189	1,452	—	1,578
(Recovery)/provision	(27)	(153)	(910)	(24)	1,990	—	876
Ending balance	$13,437	$10,281	$4,368	$10,745	$11,091	$—	$49,922

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2018 and December 31, 2017, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2018 and December 31, 2017, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2017 Annual Report).

The composition of the allowance for loan losses at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,165	$29	$8	$5	$—	$—	$1,207
Collectively evaluated for impairment	12,912	9,459	4,455	9,410	11,526	—	47,762
Total ending allowance balance	$14,077	$9,488	$4,463	$9,415	$11,526	$—	$48,969

Loan balance:
Loans individually evaluated for impairment	$27,045	$18,960	$1,391	$2,896	$—	$—	$50,292
Loans collectively evaluated for impairment	973,741	1,137,603	179,793	1,695,764	1,252,251	2,905	5,242,057
Total ending loan balance	$1,000,786	$1,156,563	$181,184	$1,698,660	$1,252,251	$2,905	$5,292,349

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	4.31%	0.15%	0.58%	0.17%	—%	—%	2.40%
Loans collectively evaluated for impairment	1.33%	0.83%	2.48%	0.55%	0.92%	—%	0.91%
Total	1.41%	0.82%	2.46%	0.55%	0.92%	—%	0.93%

Recorded investment:
Loans individually evaluated for impairment	$27,050	$18,983	$1,393	$2,896	$—	$—	$50,322
Loans collectively evaluated for impairment	977,979	1,141,627	180,296	1,699,087	1,255,713	2,951	5,257,653
Total ending recorded investment	$1,005,029	$1,160,610	$181,689	$1,701,983	$1,255,713	$2,951	$5,307,975

	December 31, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$681	$2	$—	$1	$—	$—	$684
Collectively evaluated for impairment	14,341	9,599	4,430	9,320	11,614	—	49,304
Total ending allowance balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988

Loan balance:
Loans individually evaluated for impairment	$18,034	$18,131	$1,322	$19,058	$—	$—	$56,545
Loans collectively evaluated for impairment	1,035,419	1,149,476	180,148	1,706,166	1,241,736	2,993	5,315,938
Total ending loan balance	$1,053,453	$1,167,607	$181,470	$1,725,224	$1,241,736	$2,993	$5,372,483

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	3.78%	0.01%	—%	0.01%	—%	—%	1.21%
Loans collectively evaluated for impairment	1.39%	0.84%	2.46%	0.55%	0.94%	—%	0.93%
Total	1.43%	0.82%	2.44%	0.54%	0.94%	—%	0.93%

Recorded investment:
Loans individually evaluated for impairment	$18,039	$18,142	$1,324	$19,059	$—	$—	$56,564
Loans collectively evaluated for impairment	1,039,827	1,153,748	180,693	1,709,737	1,245,544	3,029	5,332,578
Total ending recorded investment	$1,057,866	$1,171,890	$182,017	$1,728,796	$1,245,544	$3,029	$5,389,142

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amounts of foreclosed properties held at March 31, 2018 and December 31, 2017 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2018	December 31, 2017
OREO:
Commercial real estate	$2,890	$7,888
Construction real estate	4,692	4,852
Residential real estate	1,473	1,450
Total OREO	$9,055	$14,190

Loans in process of foreclosure:
Residential real estate	$2,219	$2,948

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2018	2017
Numerator:
Net income	$31,123	$20,267
Denominator:
Weighted-average common shares outstanding	15,288,332	15,312,059
Effect of dilutive performance-based restricted stock units	142,996	120,710
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,431,328	15,432,769
Earnings per common share:
Basic earnings per common share	$2.04	$1.32
Diluted earnings per common share	$2.02	$1.31

Park awarded 47,715 and 45,788 PBRSUs to certain employees during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, 139,144 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the outstanding PBRSUs was the addition of 142,996 and 120,710 common shares for the three months ended March 31, 2018 and 2017, respectively.

Park repurchased 50,000 common shares during the three months ended March 31, 2017 to fund the PBRSUs and common shares awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). Park did not repurchase any common shares during the three months ended March 31, 2018.

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

	Operating Results for the three months ended March 31, 2018
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$61,441	$1,305	$1,877	$227	$64,850
(Recovery of) provision for loan losses	(67)	503	(176)	—	260
Other income	19,915	30	3,587	3,371	26,903
Other expense	49,001	760	2,025	2,522	54,308
Income before income taxes	$32,422	$72	$3,615	$1,076	$37,185
Federal income tax expense (benefit)	5,677	15	759	(389)	6,062
Net income	$26,745	$57	$2,856	$1,465	$31,123

Assets (as of March 31, 2018)	$7,455,518	$30,553	$27,726	$5,173	$7,518,970

	Operating Results for the three months ended March 31, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$57,480	$1,478	$201	$(207)	$58,952
Provision for (recovery of) loan losses	720	437	(281)	—	876
Other income (loss)	19,114	16	29	(204)	18,955
Other expense	45,206	752	805	2,147	48,910
Income (loss) before income taxes	$30,668	$305	$(294)	$(2,558)	$28,121
Federal income tax expense (benefit)	9,182	107	(103)	(1,332)	7,854
Net income (loss)	$21,486	$198	$(191)	$(1,226)	$20,267

Assets (as of March 31, 2017)	$7,667,288	$34,574	$24,727	$18,101	$7,744,690

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month periods ended March 31, 2018 and 2017. The reconciling amounts for consolidated total assets for the periods ended March 31, 2018 and 2017 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2018 and December 31, 2017, respectively, Park had approximately $6.7 million and $4.1 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3 and Note 4. The contractual balance was $6.6 million and $4.1 million at March 31, 2018 and December 31, 2017, respectively. The gain expected upon sale was $92,000 and $55,000 at March 31, 2018 and December 31, 2017, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2018 or December 31, 2017.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month periods ended March 31, 2018 and 2017, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2018, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	1,079,745	880	33,715	1,046,910
Total	$1,079,745	$880	$33,715	$1,046,910

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$47,767	$18	$1,246	$46,539
Obligations of states and political subdivisions	299,855	3,091	$3,286	299,660
Total	$347,622	$3,109	$4,532	$346,199

Investment securities with unrealized/unrecognized losses at March 31, 2018, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	662,276	17,518	$294,713	16,197	$956,989	33,715
Total	$662,276	$17,518	$294,713	$16,197	$956,989	$33,715
Debt Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$45,521	$1,246	$—	$—	$45,521	$1,246
Obligations of states and political subdivisions	115,143	$1,534	49,748	1,752	$164,891	3,286
Total	$160,664	$2,780	$49,748	$1,752	$210,412	$4,532

Investment securities at December 31, 2017, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$245,000	$—	$2,280	$242,720
U.S. Government sponsored entities' asset-backed securities	852,645	4,645	8,129	849,161
Total	$1,097,645	$4,645	$10,409	$1,091,881

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$300,412	$6,575	$713	$306,274
U.S. Government sponsored entities' asset-backed securities	56,785	758	38	57,505
Total	$357,197	$7,333	$751	$363,779

Investment securities with unrealized/unrecognized losses at December 31, 2017, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$24,931	$70	$217,789	$2,210	$242,720	$2,280
U.S. Government sponsored entities' asset-backed securities	236,924	2,786	318,797	5,343	555,721	8,129
Total	$261,855	$2,856	$536,586	$7,553	$798,441	$10,409
Debt Securities Held-to-Maturity
Obligations of states and political subdivisions	$26,644	$194	$45,498	$519	$72,142	$713
U.S. Government sponsored entities' asset-backed securities	7,331	38	—	—	7,331	38
Total	$33,975	$232	$45,498	$519	$79,473	$751

Management does not believe any of the unrealized/unrecognized losses at March 31, 2018 or December 31, 2017 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2018, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
U.S. Government sponsored entities' asset-backed securities	$1,079,745	$1,046,910	2.28%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due five through ten years	$2,446	$2,420	2.97%
Due over ten years	$297,409	$297,240	3.68%
Total (1)	$299,855	$299,660	3.67%

U.S. Government sponsored entities' asset-backed securities	$47,767	$46,539	2.83%
(1) The tax equivalent yield for obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

The remaining average life of the entire investment portfolio is estimated to be 4.9 years.

During the three months ended March 31, 2018, Park sold certain AFS debt securities with a book value of $247.0 million at a loss of $2.6 million. Additionally, during the three months ended March 31, 2018, Park sold certain HTM debt securities with a book value of $7.4 million at a gain of $291,000. These HTM securities had been paid down by 96.3% of the principal outstanding at acquisition. There were no sales of investment securities during the three-month period ended March 31, 2017.

Investment securities having an amortized cost of $563 million and $557 million at March 31, 2018 and December 31, 2017, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for Federal Home Loan Bank ("FHLB") advance borrowings.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the FHLB, the Federal Reserve Bank ("FRB"), and equity securities. The FHLB and FRB restricted stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Beginning on January 1, 2018, with the adoption of ASU 2016-01, changes in fair value are included in other income on the consolidated condensed statement of income as opposed to in accumulated other comprehensive loss on the consolidated condensed balance sheet. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost").

The carrying amount of other investment securities at March 31, 2018 and December 31, 2017 was as follows:

(In thousands)	March 31, 2018	December 31, 2017
FHLB stock	$50,086	$50,086
FRB stock	8,225	8,225
Equity investments carried at fair value	8,924	1,935
Equity investments carried at cost/modified cost (1)	2,589	3,500
Total other investment securities	$69,824	$63,746
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended March 31, 2018, an equity investment previously carried at cost, with a carrying amount of $3.5 million, was measured at fair value as a readily determinable market value became available.

During the three months ended March 31, 2018, $3.5 million of unrealized gains were recorded within "unrealized gain on equity securities" on the consolidated condensed statement of income which relates to investment securities held at March 31, 2018.

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of March 31, 2018, there were 92,554 common shares subject to performance-based restricted stock units (“PBRSUs”) issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2018, 703,410 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2018, 138,850 common shares were available for future grants under the 2017 Non-Employee Director LTIP.

The 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP have replaced the provisions of the 2013 Incentive Plan with respect to the grant of future awards. As a result of the approval of the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, Park has not granted and will not grant any additional awards under the 2013 Incentive Plan after April 24, 2017. Awards made under the 2013 Incentive Plan prior to April 24, 2017 will remain in effect in accordance with their respective terms.

During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 47,715 common shares to certain employees of Park and its subsidiaries. During the three months ended March 31, 2017, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2013 Incentive Plan, covering an aggregate of 45,788 common shares to certain employees of Park and its subsidiaries. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the three months ended March 31, 2018 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2018	116,716
Granted	47,715
Vested	(18,800)
Forfeited	(4,167)
Adjustment for performance conditions of PBRSUs (1)	(2,320)
Nonvested at March 31, 2018	139,144
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.

On March 31, 2018, an aggregate of 18,800 of the PBRSUs granted in 2014 and 2015 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 5,879 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net amount of 12,921 common shares being issued to employees of Park. On March 31, 2017, 9,674 of the PBRSUs granted in 2014 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 3,293 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net amount of 6,381 common shares being issued to employees of Park.

Share-based compensation expense of $1.1 million and $826,000 was recognized for the three-month periods ended March 31, 2018 and 2017, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding as of March 31, 2018:

(In thousands)
Nine months ending December 31, 2018	$2,724
2019	3,098
2020	2,072
2021	846
2022	133
Total	$8,873

Note 12 – Benefit Plans

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month periods ended March 31, 2018 and 2017.

The following table shows the components of net periodic benefit income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2018	2017
Service cost	$1,637	$1,317	Employee benefits
Interest cost	1,309	1,271	Other components of net periodic benefit income
Expected return on plan assets	(3,354)	(2,863)	Other components of net periodic benefit income
Amortization of prior service cost	—	—	Other components of net periodic benefit income
Recognized net actuarial loss	340	144	Other components of net periodic benefit income
Net periodic benefit income	$(68)	$(131)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2018	2017
Service cost	$185	$233	Employee benefits
Interest cost	161	117	Miscellaneous expense
Total SERP expense	$346	$350

Previously, the net periodic benefit income/expense related to Park’s Pension and SERP Agreements had been recorded within employee benefits.
During the first quarter of 2018, Park adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. This ASU is required to be applied retrospectively to all periods presented. For all periods presented, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income. As a practical expedient, Park used the amounts disclosed in "Note 12 - Pension Plan" of the Notes to Unaudited Consolidated Condensed Financial Statements, included under Item 1 of Part I of Park's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as the estimation basis for applying the retrospective presentation requirements.
The following table summarizes the impact of retrospective application of this ASU to the consolidated condensed statement of income for the three months ended March 31, 2017.

(in thousands)	Three Months Ended March 31, 2017
Other components of net periodic benefit income
As previously reported	$—
As reported under new guidance	1,448

Total other income
As previously reported	$17,507
As reported under new guidance	18,955

Employee benefits expense
As previously reported	$5,181
As reported under new guidance	6,468

Miscellaneous expense
As previously reported	$1,495
As reported under new guidance	1,656

Total other expense
As previously reported	$47,462
As reported under new guidance	48,910

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.37 billion at both March 31, 2018 and at December 31, 2017 and $1.33 billion at March 31, 2017. At March 31, 2018, $2.8 million of the sold mortgage loans were sold with recourse, compared to $3.0 million at December 31, 2017 and $3.6 million at March 31, 2017. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2018 and December 31, 2017, management had established reserves of $43,000 and $270,000, respectively, to account for expected losses on loan repurchases.

When Park sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at fair value. Park selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the end of each reporting period, the carrying value of mortgage servicing rights (“MSRs”) is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within other service income in the consolidated condensed statements of income.

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,688	$9,266
Additions	328	354
Amortization	(352)	(358)
Changes in valuation allowance	305	59
Carrying amount, net, end of period	$9,969	$9,321

Valuation allowance:
Beginning of period	$630	$735
Changes in valuation allowance	(305)	(59)
End of period	$325	$676

Servicing fees included in other service income were $0.9 million for both the three months ended March 31, 2018 and the three months ended March 31, 2017.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is typically based on the fair value of the underlying collateral, which is estimated through third-party appraisals in accordance with Park's valuation requirements under its commercial and real estate loan policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2018
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$1,046,910	$—	$1,046,910
Equity securities	8,504	—	420	8,924
Mortgage loans held for sale	—	6,703	—	6,703
Mortgage IRLCs	—	161	—	161

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$242,720	$—	$242,720
U.S. Government sponsored entities’ asset-backed securities	—	849,161	—	849,161
Equity securities	1,518	—	417	1,935
Mortgage loans held for sale	—	4,148	—	4,148
Mortgage IRLCs	—	94	—	94

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or 2017. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

The following methods and assumptions were used by the Company in determining the fair value of the financial assets and liabilities discussed above:

Investment securities: Fair values for investment securities are based on quoted market prices, where available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3).

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

The table below presents a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2018 and 2017, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2018 and 2017

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2018	$417	$(226)
Total gains/(losses)
Included in other income	3	—
Balance at March 31, 2018	$420	$(226)

Balance at January 1, 2017	$790	$(226)
Total gains/(losses)
Included in other comprehensive income	(14)	—
Balance at March 31, 2017	$776	$(226)

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

Fair Value Measurements at March 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2018
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,052	$3,052
Construction real estate	—	—	119	119
Residential real estate	—	—	696	696
Total impaired loans recorded at fair value	$—	$—	$3,867	$3,867

Mortgage servicing rights	$—	$1,537	$—	$1,537

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	3,044	3,044
Residential real estate	—	—	813	813
Total OREO recorded at fair value	$—	$—	$6,152	$6,152

Fair Value Measurements at December 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$2,735	$2,735
Construction real estate	—	—	127	127
Residential real estate	—	—	712	712
Total impaired loans recorded at fair value	$—	$—	$3,574	$3,574

Mortgage servicing rights	$—	$7,316	$—	$7,316

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	3,204	3,204
Residential real estate	—	—	1,021	1,021
Total OREO recorded at fair value	$—	$—	$6,520	$6,520

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

	March 31, 2018
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$3,908	$2,734	$41	$3,867
Remaining impaired loans	46,414	7,238	1,166	45,248
Total impaired loans	$50,322	$9,972	$1,207	$49,115

	December 31, 2017
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$3,577	$2,780	$3	$3,574
Remaining impaired loans	52,987	7,260	681	52,306
Total impaired loans	$56,564	$10,040	$684	$55,880

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended March 31, 2018 and 2017 was $50,000 and $300,000, respectively.

MSRs totaled $10.0 million at March 31, 2018. Of this $10.0 million MSR carrying balance, $1.5 million was recorded at fair value and included a valuation allowance of $0.3 million. The remaining $8.5 million was recorded at cost, as the fair value of the MSRs exceeded cost at March 31, 2018. At December 31, 2017, MSRs totaled $9.7 million. Of this $9.7 million MSR carrying balance, $7.3 million was recorded at fair value and included a valuation allowance of $0.6 million. The remaining $2.4 million was recorded at cost, as the fair value exceeded cost at December 31, 2017. The income related to MSRs carried at fair value during the three months ended March 31, 2018 and 2017 was $305,000 and $59,000, respectively.

Total OREO held by Park at March 31, 2018 and December 31, 2017 was $9.1 million and $14.2 million, respectively. Approximately 68% and 46% of OREO held by Park at March 31, 2018 and December 31, 2017, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At March 31, 2018 and December 31, 2017, OREO held at fair value, less estimated selling costs, amounted to $6.2 million and $6.5 million, respectively. The net expense related to OREO fair value adjustments was $207,000 and $73,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,052	Sales comparison approach	Adj to comparables	0.0% - 65.7% (23.3%)
		Income approach	Capitalization rate	9.0% - 11.0% (9.9%)
		Cost approach	Accumulated depreciation	90.1% (90.1%)

Construction real estate	$119	Sales comparison approach	Adj to comparables	11.1% - 15.2% (13.2%)

Residential real estate	$696	Sales comparison approach	Adj to comparables	0.3% - 40.0% (15.8%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$3,044	Sales comparison approach	Adj to comparables	0.0% - 90.0% (23.7%)

Residential real estate	$813	Sales comparison approach	Adj to comparables	1.2% - 79.7% (36.4%)

Balance at December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$2,735	Sales comparison approach	Adj to comparables	0.0% - 90.0% (22.7%)
		Income approach	Capitalization rate	9.0% - 11.0% (9.9%)
		Cost approach	Accumulated depreciation	90.1% (90.1%)

Construction real estate	$127	Sales comparison approach	Adj to comparables	0.0% - 4.8% (2.4%)

Residential real estate	$712	Sales comparison approach	Adj to comparables	0.3% - 33.0% (12.5%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$3,204	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.5%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$1,021	Sales comparison approach	Adj to comparables	1.2% - 79.7% (31.8%)

Assets Measured at Net Asset Value:

The adoption of ASU 2016-01 on January 1, 2018 required Park to evaluate the accounting of for equity investments, including those previously held at cost. Under the new guidance, Park determined that its portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") should be valued using the net asset value ("NAV") practical expedient in accordance with ASC 820. The adoption of this guidance on January 1, 2018, resulted in a $1.2 million increase to Partnership Investments, which are included within other assets on the consolidated condensed balance sheet, and a $922,000 increase to beginning retained earnings.

As of March 31, 2018 and December 31, 2017, Park had Partnerships Investments with a NAV of $8.6 million and $8.8 million, respectively. As of March 31, 2018, Park had $7.2 million in unfunded commitments related to these Partnership Investments.

The fair value of certain financial instruments at March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$276,581	$276,581	$—	$—	$276,581
Investment securities (1)	1,394,532	—	1,393,109	—	1,393,109
Other investment securities (2)	8,924	8,504	—	420	8,924

Loans held for sale	6,703	—	6,703	—	6,703
Mortgage IRLCs	161	—	161	—	161
Impaired loans carried at fair value	3,867	—	—	3,867	3,867
Other loans, net (3)	5,232,649	—	—	5,196,022	5,196,022
Loans receivable, net	$5,243,380	$—	$6,864	$5,199,889	$5,206,753

Financial liabilities:
Time deposits	1,029,785	—	1,028,948	—	1,028,948
Other	2,674	2,674	—	—	2,674
Deposits (excluding demand deposits)	$1,032,459	$2,674	$1,028,948	$—	$1,031,622

Short-term borrowings	$184,090	$—	$184,090	$—	$184,090
Long-term debt	425,000	—	425,039	—	425,039
Subordinated notes	15,000	—	13,578	—	13,578

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Includes debt securities AFS and debt securities HTM.
(2) Excludes FHLB and FRB stock which are carried at their respective redemption values. Additionally, excludes investment securities accounted for under the measurement guidance for equity securities without readily determinable fair values (Topic 321).
(3) Fair value calculated using an exit price notion consistent with Topic 820, Fair Value Measurement.

	December 31, 2017
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$169,112	$169,112	$—	$—	$169,112
Investment securities (1)	1,449,078	—	1,455,660	—	1,455,660
Other investment securities (2)	1,935	1,518	—	417	1,935

Loans held for sale	4,148	—	4,148	—	4,148
Mortgage IRLCs	94	—	94	—	94
Impaired loans carried at fair value	3,574	—	—	3,574	3,574
Other loans, net	5,314,679	—	—	5,247,021	5,247,021
Loans receivable, net	$5,322,495	$—	$4,242	$5,250,595	$5,254,837

Financial liabilities:
Time deposits	1,033,476	—	1,035,093	—	1,035,093
Other	1,269	1,269	—	—	1,269
Total deposits	$1,034,745	$1,269	$1,035,093	$—	$1,036,362

Short-term borrowings	$391,289	$—	$391,289	$—	$391,289
Long-term debt	500,000	—	504,503	—	504,503
Subordinated notes	15,000	—	13,370	—	13,370

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Includes debt securities AFS and debt securities HTM.
(2) Excludes FHLB and FRB stock which are carried at their respective redemption values. Additionally, excludes investment securities carried at their cost basis as these investments do not have a readily determinable fair value.

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month periods ended March 31, 2018 and 2017:

(in thousands)	Changes in pension plan assets and benefit obligations	Change in unrealized losses on debt securities	Total
Beginning balance at January 1, 2018	$(23,526)	$(2,928)	$(26,454)
Other comprehensive loss before reclassifications	—	(23,410)	(23,410)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	(995)	(995)
Reclassification of disproportionate income tax effects	(3,175)	(631)	(3,806)
Amounts reclassified from accumulated other comprehensive loss	—	2,024	2,024
Activity for the period	(3,175)	(23,012)	(26,187)
Ending balance at March 31, 2018	$(26,701)	$(25,940)	$(52,641)

Beginning balance at January 1, 2017	$(14,740)	$(3,005)	$(17,745)
Other comprehensive income before reclassifications	—	1,022	1,022
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	1,022	1,022
Ending balance at March 31, 2017	$(14,740)	$(1,983)	$(16,723)

During the three-month period ended March 31, 2018, there was $2.6 million ($2.0 million net of tax) reclassified out of accumulated other comprehensive loss due to losses on the sale of AFS debt securities. These losses were recorded within net loss on sale of investment securities on the consolidated condensed statements of income. During the three-month period ended March 31, 2017, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve our goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Affordable housing tax credit investments	$47,818	$49,669
Unfunded commitments	14,282	14,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2018 and 2027.
During both the three months ended March 31, 2018 and 2017, Park recognized amortization expense of $1.9 million, which was included within the provision for income taxes. Additionally, during the three months ended March 31, 2018 and 2017, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.7 million and $2.4 million, respectively.

Note 17 – Repurchase Agreement Borrowings

Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in short-term borrowings on the consolidated condensed balance sheets.

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the client and are accounted for as secured borrowings. Park's repurchase agreements consisted of customer accounts and securities which are pledged on an individual security basis.

At March 31, 2018 and December 31, 2017, Park's repurchase agreement borrowings totaled $184 million and $183 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $207 million and $213 million at March 31, 2018 and December 31, 2017, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2018 and December 31, 2017, Park had $882 million and $975 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$182,986	$—	$—	$1,104	$184,090

	December 31, 2017
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$182,185	$—	$—	$1,104	$183,289

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

As of March 31, 2017, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.  This amount was paid out in full settlement of the related litigation during the three months ended September 30, 2017.  As of March 31, 2018, the Company had accrued charges of $20,000 for legal contingencies related to various legal and other adversary proceedings.

Note 19 - Revenue from Contracts with Customers

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018.  Results for reporting periods beginning on and after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP.  The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month periods ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,126	$—	$—	$—	$2,126
Employee benefit and retirement-related accounts	1,643	—	—	—	1,643
Investment management and investment advisory agency accounts	2,244	—	—	—	2,244
Other	382	—	—	—	382
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,834	—	—	—	1,834
Demand deposit account (DDA) charges	926	—	—	—	926
Other	162	—	—	—	162
Other service income (1)
Credit card	504	7	—	—	511
HELOC	99	—	—	—	99
Installment	64	—	—	—	64
Real estate	2,246	—	—	—	2,246
Commercial	242	—	1,010	—	1,252
Checkcard fee income	4,002	—	—	—	4,002
Bank owned life insurance income (2)	922	—	—	87	1,009
ATM fees	524	—	—	—	524
OREO valuation adjustments (2)	(30)	—	(177)	—	(207)
Gain on sale of OREO, net	1,585	—	2,736	—	4,321
Net loss on sale of investment securities (2)	(2,271)	—	—	—	(2,271)
Unrealized gain on equity securities (2)	27	—	—	3,462	3,489
Other components of net periodic benefit income (2)	1,652	19	34	—	1,705
Miscellaneous (3)	1,032	4	(16)	(178)	842
Total other income	$19,915	$30	$3,587	$3,371	$26,903
(1) Of the $4.2 million of revenue included within "Other service income", approximately $3.1 million is within the scope of ASC 606, with the remaining $1.1 million consisting primarily of certain credit card and residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $0.8 million, all of which are within the scope of ASC 606.

	Three Months Ended March 31, 2017 (4)
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$1,786	$—	$—	$—	$1,786
Employee benefit and retirement-related accounts	1,450	—	—	—	1,450
Investment management and investment advisory agency accounts	1,968	—	—	—	1,968
Other	310	—	—	—	310
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,985	—	—	—	1,985
Demand deposit account (DDA) charges	985	—	—	—	985
Other	169	—	—	—	169
Other service income
Credit card	420	—	—	—	420
HELOC	91	—	—	—	91
Installment	158	—	—	—	158
Real estate	1,812	—	—	—	1,812
Commercial	323	—	—	—	323
Checkcard fee income	3,761	—	—	—	3,761
Bank owned life insurance income (2)	1,007	—	—	96	1,103
ATM fees	542	—	—	—	542
OREO valuation adjustments (2)	(73)	—	—	—	(73)
Gain on sale of OREO, net	100	—	—	—	100
Other components of net periodic benefit income (2)	1,403	16	29	—	1,448
Miscellaneous (3)	917	—	—	(300)	617
Total other income	$19,114	$16	$29	$(204)	$18,955
(1) Of the $2.8 million of revenue included within "Other service income", approximately $1.9 million is within the scope of ASC 606, with the remaining $0.9 million consisting primarily of certain credit card and residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $0.6 million, all of which are within the scope of ASC 606.
(4) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

A description of Park's revenue streams accounted for under ASC 606 includes the following:

Income from fiduciary activities (Gross): Park earns fiduciary fee income and investment brokerage fees from its contracts with trust customers for various fiduciary and investment-related services. These fees are earned over time as the Company provides the contracted monthly and quarterly services and are generally assessed based on the market value of the trust assets.

Service charges on deposit accounts and ATM fees: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are generally recognized at the end of the month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Other service income: Other service income includes income from 1) the sale and servicing of loans sold to the secondary market, 2) incentive income from third-party credit card issuers, and 3) from loan customers for various loan-related activities and services. These fees are generally recognized at a point in time following the completion of a loan sale or related service activity.

Checkcard fee income: Park earns interchange fees from debit cardholder transactions conducted primarily through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, net of card network fees, concurrently with the transaction processing services provided to the cardholder.

Gain on sale of OREO, net: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When Park finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform their obligation under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Note 20 - Subsequent Events

On April 20, 2018, the Park Board of Directors declared a $0.96 per common share quarterly cash dividend in respect of Park's common shares and a $0.25 per common share special cash dividend in respect of Park's common shares. The dividends are payable on June 8, 2018 to common shareholders of record as of the close of business on May 18, 2018.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact prepayment penalty income, mortgage banking income, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to the newly-enacted tax legislation, changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the OCC, the FDIC, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the FASB, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; changes in law and policy accompanying the current presidential administration, including the recently enacted Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes; uncertainties in Park's preliminary review of, and additional analysis of, the impact of the Tax Cuts and Jobs Act; the effect of healthcare laws in the United States and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve Board; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; operational issues stemming from and/or capital spending necessitated by, the potential need to adapt to industry change in information technology systems on which Park and our subsidiaries are highly dependent; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally or on us or our counterparties specifically; demand for loans in the respective market areas served by Park and our subsidiaries; the ability to obtain the required shareholder approval with respect to, and the ability to complete, the proposed merger transaction involving Park, PNB and NewDominion Bank (the “NewDominion Transaction”) on the proposed terms within the expected timeframe; the risk that the businesses of PNB and NewDominion Bank will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the NewDominion Transaction may not be fully realized within the expected timeframe; revenues following the NewDominion Transaction may be lower than expected; customer and employee relationships and business operations may be disrupted by the NewDominion Transaction; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2017 Annual Report lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of AFS securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities. Please see Note 14 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2018 and 2017

Summary Discussion of Results

Net income for the three months ended March 31, 2018 was $31.1 million, compared to $20.3 million for the first quarter of 2017. Diluted earnings per common share were $2.02 for the first quarter of 2018, compared to $1.31 for the first quarter of 2017. Weighted average diluted common shares outstanding were 15,431,328 for the first quarter of 2018, compared to 15,432,769 weighted average diluted common shares outstanding for the first quarter of 2017.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first quarters of 2018 and 2017 and for the fiscal years ended December 31, 2017 and 2016. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q1 2018	Q1 2017	2017	2016
PNB	$26,745	$21,486	$87,315	$84,451
GFSC	57	198	260	(307)
Parent Company	1,465	(1,226)	(2,457)	(4,557)
Ongoing operations	$28,267	$20,458	$85,118	$79,587
SEPH	2,856	(191)	(876)	6,548
Total Park	$31,123	$20,267	$84,242	$86,135

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

During the first quarter of 2018, Park adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost.  This ASU is required to be applied retrospectively to all periods presented.  As a result of the adoption of this ASU, all prior periods have been recast to separately record the service cost component and other components of net benefit cost.  For Park, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income.

During the first quarter of 2018, Park adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. As a result of the adoption of this ASU, Park recorded an increase of $1.9 million to beginning retained earnings. Additional expense of $244,000, net of tax, was recorded in the first quarter of 2018 as the result of changes to the accounting for equity investments.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters of 2018 and 2017 and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q1 2018	Q1 2017	2017	2016
Net interest income	$61,441	$57,480	$235,243	$227,576
(Recovery of) provision for loan losses	(67)	720	9,898	2,611
Other income	19,915	19,114	82,742	79,959
Other expense	49,001	45,206	185,891	182,718
Income before income taxes	$32,422	$30,668	$122,196	$122,206
Federal income tax expense	5,677	9,182	34,881	37,755
Net income	$26,745	$21,486	$87,315	$84,451

Net interest income of $61.4 million for the three months ended March 31, 2018 represented a $4.0 million, or 6.9%, increase compared to $57.5 million for the three months ended March 31, 2017. The increase was the result of a $3.5 million increase in interest income and a $477,000 decrease in interest expense.
The $3.5 million increase in interest income was due to a $3.0 million increase in interest income on loans, along with a $493,000 increase in interest income on investments. The increase in interest income on loans was the result of a $35.8 million, or 0.7%, increase in average loans from $5.24 billion for the three months ended March 31, 2017, to $5.28 billion for the three months ended March 31, 2018, combined with higher yields on loans. The yield on loans was 4.71% for the three months ended March 31, 2018, compared to 4.53% for the three months ended March 31, 2017. Included in interest income for the three months ended March 31, 2018 and 2017 was $619,000 and $80,000 in interest income, respectively, related to PNB participations in legacy Vision Bank ("Vision") assets.
The $477,000 decrease in interest expense was due to a $2.1 million increase in interest expense on deposits offset by a $2.5 decrease in interest expense on borrowings. The increase in interest expense on deposits was partially the result of a $153.5 million, or 3.7%, increase in average interest-bearing deposits from $4.21 billion for the three months ended March 31, 2017, to $4.36 billion for the three months ended March 31, 2018. Additionally, the cost of deposits increased by 18 basis points from 0.36% for the three months ended March 31, 2017 to 0.54% for the three months ended March 31, 2018. The decrease in interest expense on borrowings was the result of a decrease in long-term debt. During the fourth quarter of 2017, Park utilized excess cash to repay $350 million of long-term debt which matured during November 2017. The effective interest rate on the long-term debt was 3.22%.
The recovery of loan losses of $67,000 for the three months ended March 31, 2018 represented a decrease of $787,000, compared to a provision of loan losses of $720,000 for the three months ended March 31, 2017. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the (recovery of) provision for loan losses recognized in each period presented above.
Other income of $19.9 million for the three months ended March 31, 2018 represented an increase of $801,000, or 4.2%, compared to $19.1 million for the three months ended March 31, 2017. The $801,000 increase was primarily related to a $1.5 million increase in gains on sale of OREO, net, a $881,000 increase in fiduciary income, a $351,000 increase in other service income, and a $242,000 increase in check card fee income income, offset by a $2.3 million net loss on sale of securities during the three months ended March 31, 2018 and a $217,000 decrease in service charges on deposit accounts.
Other expense of $49.0 million for the three months ended March 31, 2018 represented an increase of $3.8 million, or 8.4%, compared to $45.2 million for the three months ended March 31, 2017. The $3.8 million increase was primarily related to a $2.3 million increase in salaries expense, a $567,000 increase in employee benefits expense, a $510,000 increase in furniture and equipment expense, a $188,000 increase in non-loan related losses which are included in miscellaneous expense, and a $303,000 increase in occupancy expense, offset by a $259,000 decrease in data processing fees.

Federal income tax expense of $5.7 million for the three months ended March 31, 2018 represented a decrease of $3.5 million compared to $9.2 million for the three months ended March 31, 2017.  The decrease in federal income tax expense was largely due to a decrease in the corporate federal income tax rate from 35% to 21%, effective January 1, 2018.

PNB's results for the first quarters of 2018 and 2017, and for the fiscal year ended December 31, 2017, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense for these fiscal periods is detailed in the table below:

	1Q 2018			1Q 2017			2017
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$61,441	$619	$60,822	$57,480	$80	$57,400	$235,243	$233	$235,010
(Recovery of) provision for loan losses	(67)	(5)	(62)	720	(6)	726	9,898	(5)	9,903
Other income	19,915	1,431	18,484	19,114	—	19,114	82,742	244	82,498
Other expense	49,001	37	48,964	45,206	99	45,107	185,891	492	185,399
Income before income taxes	$32,422	$2,018	$30,404	$30,668	$(13)	$30,681	$122,196	$(10)	$122,206
Federal income tax expense	5,677	353	5,324	9,182	(4)	9,186	34,881	(3)	34,884
Net income	$26,745	$1,665	$25,080	$21,486	$(9)	$21,495	$87,315	$(7)	$87,322
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the three months ended March 31, 2018 and 2017 and the fiscal year ended December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017	% change from 12/31/17	% change from 03/31/17
Loans	$5,274,340	$5,339,255	$5,276,643	(1.22)%	(0.04)%
Allowance for loan losses	46,519	47,607	47,983	(2.29)%	(3.05)%
Net loans	5,227,821	5,291,648	5,228,660	(1.21)%	(0.02)%
Investment securities	1,453,407	1,507,926	1,559,241	(3.62)%	(6.79)%
Total assets	7,455,518	7,467,851	7,667,288	(0.17)%	(2.76)%
Total deposits	6,177,238	5,896,676	6,022,912	4.76%	2.56%
Average assets (1)	7,392,786	7,664,725	7,481,810	(3.55)%	(1.19)%
Efficiency ratio (3)	59.72%	57.56%	58.21%	3.75%	2.59%
Return on average assets (2)	1.47%	1.14%	1.16%	28.95%	26.72%
(1) Average assets for the three months ended March 31, 2018 and 2017 and for the fiscal year ended December 31, 2017.
(2) Annualized for the three months ended March 31, 2018 and 2017.
(3) The efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. The taxable equivalent adjustment was calculated using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $701,000 for the three months ended March 31, 2018, $5.0 million for the fiscal year ended December 31, 2017, and $1.1 million for the three months ended March 31, 2017.

Loans outstanding at March 31, 2018 were $5.27 billion, compared to $5.34 billion at December 31, 2017, a decrease of $64.9 million, or 1.2%. The loan decline in the first quarter of 2018 resulted from a decline in commercial loan balances of $49.6 million (1.8%), residential loan balances of $14.2 million (1.2%) and home equity line of credit balances of $9.0 million (4.4%), offset by consumer loan growth of $8.3 million (0.7%).

PNB's allowance for loan losses decreased by $1.1 million, or 2.3%, to $46.5 million at March 31, 2018, compared to $47.6 million at December 31, 2017. Net charge-offs were $1.0 million, or 0.08% of total average loans, for the three months ended March 31, 2018. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of (recovery of) provision for loan losses recognized in each period presented.

Total deposits at March 31, 2018 were $6.18 billion, compared to $5.90 billion at December 31, 2017, an increase of $280.6 million, or 4.8%. The deposit growth for the three months ended March 31, 2018 consisted of savings deposit growth of $159.7 million (8.5%) and transaction account growth of $126.8 million (10.1%), offset by a reduction in non-interest bearing deposits of $2.2 million (0.1%) and a reduction in time deposits of $3.7 million (0.4%).

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first quarters of 2018 and 2017 and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q1 2018	Q1 2017	2017	2016
Net interest income	$1,305	$1,478	$5,839	$5,874
Provision for loan losses	503	437	1,917	1,887
Other income	30	16	103	57
Other expense	760	752	3,099	4,515
Income (loss) before income taxes	$72	$305	$926	$(471)
Federal income tax expense (benefit)	15	107	666	(164)
Net income (loss)	$57	$198	$260	$(307)

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the three months ended March 31, 2018 and 2017 and the fiscal year ended December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017	% change from 12/31/17	% change from 3/31/17
Loans	$32,003	$33,385	$34,327	(4.14)%	(6.77)%
Allowance for loan losses	2,450	2,382	1,939	2.85%	26.35%
Net loans	29,553	31,003	32,388	(4.68)%	(8.75)%
Total assets	30,553	32,077	34,574	(4.75)%	(11.63)%
Average assets (1)	31,396	33,509	32,943	(6.31)%	(4.70)%
Return on average assets (2)	0.74%	0.78%	2.44%	(5.13)%	(69.67)%
(1) Average assets for the three months ended March 31, 2018 and 2017 and for the fiscal year ended December 31, 2017.
(2) Annualized for the three months ended March 31, 2018 and 2017.

Park Parent Company

The table below reflects the Park Parent Company net income (loss) for the first quarters of 2018 and 2017 and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q1 2018	Q1 2017	2017	2016
Net interest income (expense)	$227	$(207)	$588	$(138)
Provision for loan losses	—	—	—	—
Other income (loss)	3,371	(204)	3,065	955
Other expense	2,522	2,147	8,805	9,731
Net income (loss) before income tax benefit	$1,076	$(2,558)	$(5,152)	$(8,914)
Federal income tax benefit	(389)	(1,332)	(2,695)	(4,357)
Net income (loss)	$1,465	$(1,226)	$(2,457)	$(4,557)

The net interest income (expense) for Park's parent company included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. For the fiscal year ended December 31, 2016, the net interest income (expense) included interest income on loans to SEPH (paid off on December 14, 2016). Additionally, net interest income (expense) for all periods except the first quarter of 2018, included interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012, which Park prepaid in full (principal plus accrued interest) on April 24, 2017.

Other income of $3.4 million for the three months ended March 31, 2018 represented an increase of $3.6 million compared to other loss of $204,000 for the three months ended March 31, 2017. The $3.6 million increase was largely due to a $3.3 million increase in income related to certain equity securities.

Other expense of $2.5 million for the three months ended March 31, 2018 represented an increase of $375,000, or 17.5%, compared to $2.1 million for the three months ended March 31, 2017. The $375,000 increase was primarily related to an increase of $295,000 in salaries expense and an increase of $130,000 in audit and exams expense.

SEPH

The table below reflects SEPH's net income (loss) for the first quarters of 2018 and 2017 and for the fiscal years ended December 31, 2017 and 2016. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q1 2018	Q1 2017	2017	2016
Net interest income	$1,877	$201	$2,089	$4,774
Recovery of loan losses	(176)	(281)	(3,258)	(9,599)
Other income	3,587	29	519	3,068
Other expense	2,025	805	5,367	7,367
Income (loss) before income taxes	$3,615	$(294)	$499	$10,074
Federal income tax expense (benefit)	759	(103)	1,375	3,526
Net income (loss)	$2,856	$(191)	$(876)	$6,548

Net interest income increased to $1.9 million for the three months ended March 31, 2018 from $201,000 for the three months ended March 31, 2017. The increase was the result of an increase in interest payments received from SEPH impaired loan relationships.

For the three months ended March 31, 2018, SEPH had net recoveries of loan losses of $176,000, compared to net recoveries of loan losses of $281,000 for the three months ended March 31, 2017.

The $3.6 million increase in other income for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily the result of a $2.7 million gain on sale of OREO and a $1.0 million increase in loan fee income as a result of payments received from SEPH impaired loan relationships.

The $1.2 million increase in other expense for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was the result of a $1.2 million increase in management and consulting fees resulting from the collection of payments on certain SEPH impaired loan relationships during the quarter.

Legacy Vision assets at SEPH totaled $5.0 million as of March 31, 2018, compared to $18.8 million at December 31, 2017 and $20.0 million at March 31, 2017. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $2.9 million at March 31, 2018, compared to $9.0 million at December 31, 2017 and $9.4 million at March 31, 2017. The overall $19.9 million reduction was due to payments received on a single loan relationship and the sale of one OREO property.

Park National Corporation

The table below reflects Park's consolidated net income for the first quarters of 2018 and 2017 and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q1 2018	Q1 2017	2017	2016
Net interest income	$64,850	$58,952	$243,759	$238,086
Provision for (recovery of) loan losses	260	876	8,557	(5,101)
Other income	26,903	18,955	86,429	84,039
Other expense	54,308	48,910	203,162	204,331
Income before income taxes	$37,185	$28,121	$118,469	$122,895
Federal income taxes	6,062	7,854	34,227	36,760
Net income	$31,123	$20,267	$84,242	$86,135

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarter of 2018 and 2017

Net interest income increased by $5.9 million, or 10.0%, to $64.9 million for the first quarter of 2018, compared to $59.0 million for the first quarter of 2017. See the discussion under the table below.

	Three months ended March 31, 2018			Three months ended March 31, 2017
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,302,648	$64,525	4.94%	$5,278,539	$60,194	4.62%
Taxable investments	1,170,551	6,767	2.34%	1,370,231	7,138	2.11%
Tax-exempt investments (2)	300,128	2,752	3.72%	199,581	2,246	4.56%
Money market instruments	92,533	371	1.63%	118,999	249	0.85%
Interest earning assets	$6,865,860	$74,415	4.40%	$6,967,350	$69,827	4.06%

Interest bearing deposits	$4,363,287	5,841	0.54%	$4,210,203	3,775	0.36%
Short-term borrowings	279,933	575	0.83%	280,481	235	0.34%
Long-term debt	431,111	2,448	2.30%	754,197	5,793	3.12%
Interest bearing liabilities	$5,074,331	$8,864	0.71%	$5,244,881	$9,803	0.76%
Excess interest earning assets	$1,791,529			$1,722,469
Tax equivalent net interest income		$65,551			$60,024
Net interest spread			3.69%			3.30%
Net interest margin			3.87%			3.49%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $123,000 for the three months ended March 31, 2018 and $286,000 for the same period of 2017.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $578,000 for the three months ended March 31, 2018 and $786,000 for the same period of 2017.

Average interest earning assets for the first quarter of 2018 decreased by $101 million, or 1.5%, to $6,866 million, compared to $6,967 million for the first quarter of 2017. The average yield on interest earning assets increased by 34 basis points to 4.40% for the first quarter of 2018, compared to 4.06% for the first quarter of 2017.

Interest income for the three months ended March 31, 2018 and 2017 includes $2.5 million and $281,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB.  Excluding this income, the yield on loans was 4.75% and 4.62% for the three months ended March 31, 2018 and 2017, respectively, the yield on earning assets was 4.25% and 4.06% for the three months ended March 31, 2018 and 2017, respectively, and the net interest margin was 3.73% and 3.49% for the three months ended March 31, 2018 and 2017, respectively.

Average interest bearing liabilities for the first quarter of 2018 decreased by $171 million, or 3.3%, to $5,074 million, compared to $5,245 million for the first quarter of 2017. The average cost of interest bearing liabilities decreased by 5 basis points to 0.71% for the first quarter of 2018, compared to 0.76% for the first quarter of 2017.

Yield on Loans: Average loan balances increased by $24 million, or 0.5%, to $5,303 million for the first quarter of 2018, compared to $5,279 million for the first quarter of 2017. The average yield on the loan portfolio increased by 32 basis points to 4.94% for the first quarter of 2018, compared to 4.62% for the first quarter of 2017.

The table below shows for the three months ended March 31, 2018 and 2017, the average balance and tax equivalent yield by type of loan.

	Three months ended March 31, 2018		Three months ended March 31, 2017
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$198,829	4.89%	$212,769	4.18%
Installment loans	1,273,793	4.94%	1,184,742	5.00%
Real estate loans	1,156,449	3.98%	1,209,001	3.83%
Commercial loans (1)(2)	2,668,853	5.34%	2,665,773	4.84%
Other	4,724	12.79%	6,254	10.13%
Total loans and leases before allowance (2)	$5,302,648	4.94%	$5,278,539	4.62%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $123,000 for the three months ended March 31, 2018 and $286,000 for the same period of 2017.
(2) Commercial loan interest income for the three months ended March 31, 2018 and 2017 includes $2.5 million and $274,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding the impact of these loans, the tax equivalent yield on commercial loans was 4.98% and 4.83%, respectively. Excluding the impact of these loans, the tax equivalent yield on total loans and leases was 4.75% and 4.62%, respectively.

Cost of Deposits: Average interest bearing deposit balances increased by $153 million, or 3.6%, to $4,363 million for the first quarter of 2018, compared to $4,210 million for the first quarter of 2017. The average cost of funds on deposit balances increased by 18 basis points to 0.54% for the first quarter of 2018, compared to 0.36% for the first quarter of 2017.

The table below shows for the three months ended March 31, 2018 and 2017, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2018		Three months ended March 31, 2017
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,316,975	0.34%	$1,252,464	0.17%
Savings deposits and clubs	2,016,750	0.44%	1,859,266	0.24%
Time deposits	1,029,562	1.00%	1,098,473	0.80%
Total interest bearing deposits	$4,363,287	0.54%	$4,210,203	0.36%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2018 and for the fiscal years ended December 31, 2017, 2016 and 2015.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - first three months	4.94%	2.62%	1.63%	4.40%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2018 and a 35% federal corporate income tax rate for 2017, 2016 and 2015. The taxable equivalent adjustment was $123,000 for the three months ended March 31, 2018, and $1.1 million, $1.0 million and $767,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2018 and a 35% federal corporate income tax rate for 2017, 2016 and 2015. The taxable equivalent adjustment was $578,000 for the three months ended March 31, 2018, and $3.9 million, $1.4 million and $98,000 for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.
(3) Interest income for the three months ended March 31, 2018, and the years ended 2017, 2016, and 2015 includes $2.5 million, $2.3 million, $6.2 million, and $1.1 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding this income, the yield on loans was 4.75%, 4.66%, 4.64% and 4.66%, for the three months ended March 31, 2018 and the fiscal years ended December 31, 2017, 2016, and 2015, respectively, the yield on earning assets was 4.25%, 4.05%, 4.00%, and 3.95%, for the three months ended March 31, 2018 and for the fiscal years ended December 31, 2017, 2016, and 2015, respectively, and the net interest margin was 3.73%, 3.46%, 3.44%, and 3.39%, for the three months ended March 31, 2018 and for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2018 and for the fiscal years ended December 31, 2017, 2016 and 2015.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2015 - year	0.30%	0.18%	3.10%	0.72%
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - first three months	0.54%	0.83%	2.30%	0.71%

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

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
ALLL, beginning balance	$49,988	$50,624

Net charge-offs (recoveries) :
Park's Ohio-based operations	1,455	1,859
SEPH	(176)	(281)
Park	1,279	1,578

Provision for (recovery of) loan losses:
Park's Ohio-based operations	436	1,157
SEPH	(176)	(281)
Park	260	876

ALLL, ending balance	$48,969	$49,922

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.11%	0.14%
SEPH	(10.72)%	(9.26)%
Park	0.10%	0.12%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at March 31, 2018, December 31, 2017 and March 31, 2017.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Total allowance for loan losses	$48,969	$49,988	$49,922
Specific reserves	1,207	684	1,091
General reserves	$47,762	$49,304	$48,831

Total loans	$5,291,769	$5,361,593	$5,301,520
Impaired commercial loans	50,292	46,242	58,584
Non-impaired loans	$5,241,477	$5,315,351	$5,242,936

Total allowance for loan losses to total loans ratio	0.93%	0.93%	0.94%
General reserves as a % of non-impaired loans	0.91%	0.93%	0.93%

The allowance for loan losses of $49.0 million at March 31, 2018 represented a $1.0 million, or 2.0%, decrease compared to $50.0 million at December 31, 2017. This decrease was the result of a $1.5 million decrease in general reserves, offset by a $523,000 increase in specific reserves. The decrease in general reserves was largely the result of a decline in loan balances.

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

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets which consist of receivables acquired through a loan workout.

The following table compares Park’s nonperforming assets at March 31, 2018, December 31, 2017 and March 31, 2017.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans	$66,151	$72,056	$84,294
Accruing TDRs	18,682	20,111	21,153
Loans past due 90 days or more	1,372	1,792	1,837
Total nonperforming loans	$86,205	$93,959	$107,284

OREO – PNB	4,846	6,524	5,792
OREO – SEPH	4,209	7,666	7,901
Other nonperforming assets - PNB	3,857	4,849	—
Total nonperforming assets	$99,117	$112,998	$120,977

Percentage of nonaccrual loans to total loans	1.25%	1.34%	1.59%
Percentage of nonperforming loans to total loans	1.63%	1.75%	2.02%
Percentage of nonperforming assets to total loans	1.87%	2.10%	2.28%
Percentage of nonperforming assets to total assets	1.32%	1.50%	1.56%

Nonperforming assets for Park's Ohio-based operations and for SEPH as of March 31, 2018, December 31, 2017 and March 31, 2017 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans	$66,151	$61,753	$72,780
Accruing TDRs	18,682	20,111	21,153
Loans past due 90 days or more	1,372	1,792	1,837
Total nonperforming loans	$86,205	$83,656	$95,770

OREO – PNB	4,846	6,524	5,792
Other nonperforming assets - PNB	3,857	4,849	—
Total nonperforming assets	$94,908	$95,029	$101,562

Percentage of nonaccrual loans to total loans	1.25%	1.15%	1.37%
Percentage of nonperforming loans to total loans	1.63%	1.56%	1.81%
Percentage of nonperforming assets to total loans	1.79%	1.77%	1.92%
Percentage of nonperforming assets to total assets	1.27%	1.27%	1.32%

SEPH - Nonperforming Assets

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans	$—	$10,303	$11,514
Accruing TDRs	—	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$—	$10,303	$11,514

OREO – SEPH	4,209	7,666	7,901
Total nonperforming assets	$4,209	$17,969	$19,415

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At March 31, 2018, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for amounts different from management’s estimates.

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded a 6 (substandard), also considered to be watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines that the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged-off.

As of March 31, 2018, Park had taken partial charge-offs of $10.0 million related to the $50.3 million of commercial loans considered to be impaired, compared to partial charge-offs of $10.0 million related to the $56.5 million of impaired commercial loans at December 31, 2017.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2017 to incorporate losses through December 31, 2017.

The allowance for loan losses related to performing commercial loans was $30.7 million or 1.17% of the outstanding principal balance of performing commercial loans at March 31, 2018. At March 31, 2018, the coverage level within the commercial loan portfolio was approximately 3.20 years compared to 3.24 years at December 31, 2017. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 96-month period ended December 31, 2017, for the commercial loan portfolio was 0.37%. This 96-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

The overall reserve of 1.17% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.17%; special mention commercial loans are reserved at 2.61%; and substandard commercial loans are reserved at 25.04%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 96-month loss experience of 0.37% are due to the following factors which management reviews on a quarterly or annual basis:

•
Historical Loss Factor: Management updated the historical loss calculation during the fourth quarter of 2017, incorporating net charge-offs plus changes in specific reserves through December 31, 2017. With the addition of 2017 historical losses, management extended the historical loss period to 96 months from 84 months. The 96-month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2017.

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2017.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. There was no change to the environmental loss factor during the first quarter of 2018.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 96 months, through December 31, 2017. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). At March 31, 2018, the coverage level within the consumer loan portfolio was approximately 1.91 years compared to 1.92 years at December 31, 2017. Historical loss experience, over the 96-month period ended December 31, 2017, for the consumer loan portfolio was 0.34%.

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

Other Income

Other income increased by $7.9 million to $26.9 million for the quarter ended March 31, 2018, compared to $19.0 million for the first quarter of 2017.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2018	2017	Change
Income from fiduciary activities	$6,395	$5,514	$881
Service charges on deposit accounts	2,922	3,139	(217)
Other service income	4,172	2,804	1,368
Check card fee income	4,002	3,761	241
Bank owned life insurance income	1,009	1,103	(94)
ATM fees	524	542	(18)
OREO valuation adjustments	(207)	(73)	(134)
Gain on sale of OREO, net	4,321	100	4,221
Net loss on sale of investment securities	(2,271)	—	(2,271)
Unrealized gain on equity securities	3,489	—	3,489
Other components of net periodic benefit income	1,705	1,448	257
Miscellaneous	842	617	225
Total other income	$26,903	$18,955	$7,948

The following table breaks out the change in total other income for the three months ended March 31, 2018 compared to the same period ended March 31, 2017 between Park’s Ohio-based operations and SEPH.

	Change from 2017 to 2018 for the three months ended March 31,
(In thousands)	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$881	$—	$881
Service charges on deposit accounts	(217)	—	(217)
Other service income	358	1,010	1,368
Check card fee income	241	—	241
Bank owned life insurance income	(94)	—	(94)
ATM fees	(18)	—	(18)
OREO valuation adjustments	43	(177)	(134)
Gain on sale of OREO, net	1,485	2,736	4,221
Net loss on sale of investment securities	(2,271)	—	(2,271)
Unrealized gain on equity securities	3,489	—	3,489
Other components of net periodic benefit income	252	5	257
Miscellaneous	241	(16)	225
Total other income	$4,390	$3,558	$7,948

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $881,000, or 16.0%, to $6.4 million for the three months ended March 31, 2018, compared to $5.5 million for the same period in 2017. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2018 was $5,416 million compared to $4,887 million for the three months ended March 31, 2017.

Other service income increased by $1.4 million, or 48.8%, to $4.2 million for the three months ended March 31, 2018, compared to $2.8 million for the same period of 2017. The primary reason for the increase was the recovery of fees from certain SEPH impaired relationships.

Gain on sale of OREO, net increased by $4.2 million, to $4.3 million for the three months ended March 31, 2018, compared to $100,000 for the same period in 2017. The increase is primarily due to a $4.1 million gain on the sale of one OREO property, which was partially participated to PNB from SEPH.

During the three months ended March 31, 2018, investment securities with a book value of $254.3 million were sold at a net loss of $2.3 million. There were no securities sold during the same period of 2017.

During the three months ended March 31, 2018, there were unrealized gains on equity securities of $3.5 million. Prior to January 1, 2018, unrealized gains on equity securities were recognized in other comprehensive income. With the adoption of ASU 2016-01 on January 1, 2018, Park recorded an increase of $1.9 million to beginning retained earnings with all future changes in unrealized gains/loss on equity securities being recorded on the consolidated statement of income.

Other Expense

Other expense increased by $5.4 million to $54.3 million for the quarter ended March 31, 2018, compared to $48.9 million for the first quarter of 2017.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2018	2017	Change
Salaries	$25,320	$22,717	$2,603
Employee benefits	7,029	6,468	561
Occupancy expense	2,936	2,635	301
Furniture and equipment expense	4,149	3,618	531
Data processing fees	1,773	1,965	(192)
Professional fees and services	6,190	4,829	1,361
Marketing	1,218	1,056	162
Insurance	1,428	1,570	(142)
Communication	1,250	1,333	(83)
State tax expense	1,105	1,063	42
Miscellaneous	1,910	1,656	254
Total other expense	$54,308	$48,910	$5,398

The following table breaks out the change in total other expense for the three months ended March 31, 2018, compared to the same period ended March 31, 2017 between Park’s Ohio-based operations and SEPH.

	Change from 2017 to 2018 for the three months ended March 31
(In thousands)	Ohio based operations	SEPH	Total
Salaries	$2,618	$(15)	$2,603
Employee benefits	572	(11)	561
Occupancy expense	301	—	301
Furniture and equipment expense	531	—	531
Data processing fees	(192)	—	(192)
Professional fees and services	87	1,274	1,361
Marketing	162	—	162
Insurance	(142)	—	(142)
Communication	(83)	—	(83)
State tax expense	32	10	42
Miscellaneous	292	(38)	254
Total other expense	$4,178	$1,220	$5,398

Salaries increased by $2.6 million, or 11.5%, to $25.3 million for the three months ended March 31, 2018, compared to $22.7 million for the same period in 2017. The increase for the three months ended March 31, 2018 was due to a $1.1 million one-time incentive paid out in March 2018, along with an $834,000 increase in salary expense, a $295,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and 2017 Employee LTIP, and a $250,000 increase in incentive compensation expense.

Employee benefits increased by $561,000, or 8.7%, to $7.0 million for the three months ended March 31, 2018, compared to $6.5 million for the same period in 2017. The increase for the three months ended March 31, 2018 was primarily due to a $358,000 increase in expense related to Park's voluntary salary deferral plan. The Company contribution match was increased from 25% to 50% in March of 2018.

Furniture and equipment expense increased by $531,000, or 14.7%, to $4.1 million for the three months ended March 31, 2018, compared to $3.6 million for the same period in 2017. The increase for the three months ended March 31, 2018 was primarily due to maintenance and repairs on equipment.

Professional fees and services increased by $1.4 million, or 28.2%, to $6.2 million for the three months ended March 31, 2018, compared to $4.8 million for the same period in 2017. The increase for the three months ended March 31, 2018 was primarily the result of a $1.3 million increase in management and consulting fees resulting from the collection of payments on certain SEPH impaired loan relationships during the quarter.

Income Tax

Federal income tax expense was $6.1 million for the first quarter of 2018, compared to $7.9 million for the first quarter of 2017. Effective January 1, 2018, the corporate federal corporate income tax rate was lowered to 21% from 35%. The effective federal income tax rate for the first quarter of 2018 was 16.3%, compared to 27.9% for the same period in 2017. The difference between the statutory federal income tax rate and Park’s effective tax rate is due to permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2018 year will be approximately $5.6 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At March 31, 2018 and December 31, 2017

Changes in Financial Condition

Total assets decreased by $18.7 million, or 0.2%, during the first three months of 2018 to $7,519 million at March 31, 2018, compared to $7,538 million at December 31, 2017. This decrease was primarily due to the following:

•	Total investment securities decreased by $48.5 million, or 3.2%, to $1,464 million at March 31, 2018, compared to $1,513 million at December 31, 2017.

•	Loans decreased by $80.1 million, or 1.5%, to $5,292 million at March 31, 2018, compared to $5,372 million at December 31, 2017.

•
Cash and cash equivalents increased by $107.5 million to $276.6 million at March 31, 2018, compared to $169.1 million at December 31, 2017. Money market instruments represented the majority of this increase, and were $166.4 million at March 31, 2018, compared to $37.2 million at December 31, 2017.

Total liabilities decreased by $15.3 million, or 0.2%, during the first three months of 2018 to $6,766 million at March 31, 2018, from $6,782 million at December 31, 2017. This decrease was primarily due to the following:

•	Short-term borrowings decreased by $207.2 million, or 53.0%, to $184.1 million at March 31, 2018, compared to $391.3 million at December 31, 2017.

•	Long-term borrowings decreased by $75.0 million, or 15.0%, to $425.0 million at March 31, 2018, compared to $500.0 million at December 31, 2017.

•	Total deposits increased by $267.0 million, or 4.6%, to $6,084 million at March 31, 2018, compared to $5,817 million at December 31, 2017.

Total shareholders’ equity decreased by $3.3 million, or 0.4%, to $752.8 million at March 31, 2018, from $756.1 million at December 31, 2017.

•
Retained earnings increased by $22.0 million during the period as a result of net income of $31.1 million, cumulative effects of changes in accounting principle of $5.7 million, offset by common share dividends of $14.5 million.

•	Treasury shares decreased by $1.3 million during the period as a result of the issuance of treasury shares.

•
Accumulated other comprehensive loss, net of taxes increased by $26.2 million during the period as a result of unrealized net holding losses on securities available for sale, net of taxes, of $23.4 million, and the cumulative effects of changes in accounting principle of $4.8 million, offset by a net realized loss on the sale of securities of $2.0 million.

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

Liquidity

Cash provided by operating activities was $22.0 million and $23.1 million for the three months ended March 31, 2018 and 2017, respectively. Net income was the primary source of cash from operating activities for each of the three months ended March 31, 2018 and 2017.
Cash provided by investing activities was $115.7 million for the three months ended March 31, 2018 and cash used in investing activities was $31.3 million for the three months ended March 31, 2017. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $24.7 million for the three months ended March 31, 2018 and $15.4 million for the three months ended March 31, 2017. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $82.3 million and cash used by the net increase in the loan portfolio was $46.1 million for the three months ended March 31, 2018 and 2017, respectively.
Cash used in financing activities was $30.2 million for the three months ended March 31, 2018 and cash provided by financing activities was $253.5 million for the three months ended March 31, 2017. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $267.0 million and $398.6 million of cash for the three months ended

March 31, 2018 and 2017, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the three months ended March 31, 2018, net short-term borrowings decreased and used $207.2 million in cash, and net long-term borrowings decreased and used $75.0 million in cash. For the three months ended March 31, 2017, net short-term borrowings decreased and used $174.9 million in cash, while net long-term borrowings increased and provided $50.0 million in cash. Finally, cash declined by $14.4 million, for each of the three months ended March 31, 2018 and 2017, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $10.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of March 31, 2018. The Corporation’s loan to asset ratio was 70.39% at March 31, 2018, compared to 71.28% at December 31, 2017 and 68.61% at March 31, 2017. Cash and cash equivalents were $276.6 million at March 31, 2018, compared to $169.1 million at December 31, 2017 and $391.8 million at March 31, 2017. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2018 was $752.8 million, or 10.0% of total assets, compared to $756.1 million, or 10.0% of total assets, at December 31, 2017 and $744.1 million, or 9.6% of total assets, at March 31, 2017.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments, and repurchases of common shares, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer. The Federal Reserve Board has also adopted requirements Park must satisfy to be deemed "well-capitalized" and to remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2018. The following table indicates the capital ratios for PNB and Park at March 31, 2018 and December 31, 2017.

	As of March 31, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.82%	10.77%	10.77%	12.11%
Park National Corporation	10.07%	13.78%	13.50%	14.68%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2017
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.36%	10.35%	10.35%	11.60%
Park National Corporation	9.44%	13.22%	12.94%	14.14%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 43 of Park’s 2017 Annual Report (Table 38) for disclosure concerning contractual obligations and commitments at December 31, 2017. There were no significant changes in contractual obligations and commitments during the first three months of 2018.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Loan commitments	$945,287	$893,205
Standby letters of credit	$11,708	$13,421

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 43 of Park’s 2017 Annual Report.

On page 43 (Table 37) of Park’s 2017 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $407 million or 5.88% of total interest earning assets at December 31, 2017. At March 31, 2018, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $302 million or 4.34% of total interest earning assets.

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

On page 43 of Park’s 2017 Annual Report, management reported that at December 31, 2017, the earnings simulation model projected that net income would decrease by 1.8% using a rising interest rate scenario and decrease by 5.2% using a declining interest rate scenario over the next year. At March 31, 2018, the earnings simulation model projected that net income would decrease by 1.3% using a rising interest rate scenario and would decrease by 3.8% in a declining interest rate scenario. At March 31, 2018, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

There are no pending legal proceedings to which Park or any of its subsidiaries is a party to or which any of their property is subject, except for routine legal proceedings to which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2017 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2018, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2018	—	$—	—	1,380,000
February 1 through February 28, 2018	—	—	—	1,380,000
March 1 through March 31, 2018	—	—	—	1,380,000
Total	—	$—	—	1,380,000

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a), (b) Not applicable.

Item 6.      Exhibits

2.1
Agreement and Plan of Merger and Reorganization among Park National Corporation, The Park National Bank and NewDominion Bank, dated as of January 22, 2018 (incorporated herein by reference to Park National Corporation's Current Report on Form 8-K dated and filed on January 26, 2018 (File No. 1-13006))*

3.1(a)
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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2018 and 2017 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

________________________________________

*Schedules have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: May 2, 2018	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: May 2, 2018	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer