Form 10-Q
period 2018-06-30
PARK NATIONAL CORP /OH/
filed 2018-07-27
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,686,552 Common shares, no par value per share, outstanding at July 26, 2018.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$122,915	$131,946
Money market instruments	23,244	37,166
Cash and cash equivalents	146,159	169,112
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,127,511 and $1,097,645 at June 30, 2018 and December 31, 2017, respectively)	1,091,678	1,091,881
Debt securities held-to-maturity, at amortized cost (fair value of $348,192 and $363,779 at June 30, 2018 and December 31, 2017, respectively)	351,431	357,197
Other investment securities	70,129	63,746
Total investment securities	1,513,238	1,512,824

Loans	5,324,974	5,372,483
Allowance for loan losses	(49,452)	(49,988)
Net loans	5,275,522	5,322,495
Bank owned life insurance	190,245	189,322
Prepaid assets	100,551	97,712
Goodwill	72,334	72,334
Premises and equipment, net	55,555	55,901
Affordable housing tax credit investments	45,967	49,669
Other real estate owned	5,729	14,190
Accrued interest receivable	21,970	22,164
Mortgage loan servicing rights	10,077	9,688
Other	24,809	22,209
Total assets	$7,462,156	$7,537,620

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,591,962	$1,633,941
Interest bearing	4,423,882	4,183,385
Total deposits	6,015,844	5,817,326
Short-term borrowings	216,139	391,289
Long-term debt	400,000	500,000
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	14,282	14,282
Accrued interest payable	2,325	2,278
Other	43,478	41,344
Total liabilities	$6,707,068	$6,781,519

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,732 shares issued at June 30, 2018 and 16,150,752 shares issued at December 31, 2017)	308,144	307,726
Retained earnings	593,512	561,908
Treasury shares (899,637 shares at June 30, 2018 and 862,558 at December 31, 2017)	(91,559)	(87,079)
Accumulated other comprehensive loss, net of taxes	(55,009)	(26,454)
Total shareholders' equity	755,088	756,101
Total liabilities and shareholders’ equity	$7,462,156	$7,537,620

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:

Interest and fees on loans	$64,496	$61,222	$128,898	$121,130

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	7,746	6,892	14,513	14,030
Obligations of states and political subdivisions - tax-exempt	2,178	1,664	4,352	3,124
Other interest income	271	698	642	947
Total interest and dividend income	74,691	70,476	148,405	139,231

Interest expense:

Interest on deposits:
Demand and savings deposits	4,107	2,291	7,397	3,905
Time deposits	2,886	2,457	5,437	4,618

Interest on borrowings:
Short-term borrowings	420	184	995	419
Long-term debt	2,536	5,766	4,984	11,559

Total interest expense	9,949	10,698	18,813	20,501

Net interest income	64,742	59,778	129,592	118,730

Provision for loan losses	1,386	4,581	1,646	5,457
Net interest income after provision for loan losses	63,356	55,197	127,946	113,273

Other income:
Income from fiduciary activities	6,666	6,025	13,061	11,539
Service charges on deposit accounts	2,826	3,156	5,748	6,295
Other service income	3,472	3,447	7,644	6,251
Checkcard fee income	4,382	4,040	8,384	7,801
Bank owned life insurance income	1,031	1,114	2,040	2,217
ATM fees	510	561	1,034	1,103
OREO valuation adjustments	(114)	(272)	(321)	(345)
(Loss) gain on sale of OREO, net	(147)	53	4,174	153
Net loss on sale of investment securities	—	—	(2,271)	—
Unrealized gain on equity securities	304	—	3,793	—
Other components of net periodic pension benefit income	1,705	1,448	3,410	2,896
Miscellaneous	2,607	1,127	3,449	1,744
Total other income	23,242	20,699	50,145	39,654

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other expense:
Salaries	$24,103	$23,001	$49,423	$45,718
Employee benefits	7,630	6,206	14,659	12,674
Occupancy expense	2,570	2,565	5,506	5,200
Furniture and equipment expense	4,013	3,640	8,162	7,258
Data processing fees	1,902	1,676	3,675	3,641
Professional fees and services	6,123	6,018	12,313	10,847
Marketing	1,185	1,084	2,403	2,140
Insurance	1,196	1,517	2,624	3,087
Communication	1,189	1,155	2,439	2,488
State tax expense	958	943	2,063	2,006
Miscellaneous	1,665	1,749	3,575	3,405
Total other expense	52,534	49,554	106,842	98,464

Income before income taxes	34,064	26,342	71,249	54,463

Federal income taxes	5,823	7,310	11,885	15,164

Net income	$28,241	$19,032	$59,364	$39,299

Earnings per Common Share:
Basic	$1.85	$1.24	$3.88	$2.57
Diluted	$1.83	$1.24	$3.85	$2.55

Weighted average common shares outstanding
Basic	15,285,532	15,297,085	15,286,932	15,304,572
Diluted	15,417,607	15,398,865	15,424,585	15,415,765

Cash dividends declared	$1.21	$0.94	$2.15	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$28,241	$19,032	$59,364	$39,299

Other comprehensive (loss) income, net of tax:
Net loss realized on sale of securities, net of income tax benefit of $538 for the six months ended June 30, 2018	—	—	2,024	—
Unrealized net holding (loss) gain on debt securities available-for-sale, net of federal income tax effect of $(630) and $1,621 for the three months ended June 30, 2018 and 2017, and $(6,853) and $2,171 for the six months ended June 30, 2018 and 2017, respectively	(2,368)	3,011	(25,778)	4,033
Other comprehensive (loss) income	$(2,368)	$3,011	$(23,754)	$4,033

Comprehensive income	$25,873	$22,043	$35,610	$43,332

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2017	$—	$305,826	$535,631	$(81,472)	$(17,745)
Net income			39,299
Other comprehensive income, net of tax					4,033
Dividends on common shares at $1.88 per share			(28,939)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 9,674 common shares under share-based compensation awards, net of 3,293 common shares withheld to pay employee income taxes		(795)	(197)	$645
Repurchase of 50,000 common shares to be held as treasury shares				$(5,425)
Share-based compensation expense		1,389
Balance at June 30, 2017	$—	$306,418	$545,794	$(86,252)	$(13,712)

Balance at January 1, 2018, as previously presented	$—	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax			1,917		(995)
Balance at January 1, 2018, as adjusted	—	307,726	563,825	(87,079)	(27,449)
Reclassification of disproportionate income tax effects			3,806		(3,806)
Net income			59,364
Other comprehensive loss, net of tax					(23,754)
Dividends on common shares at $2.15 per share			(33,166)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes		(1,597)	(317)	1,304
Repurchase of 50,000 common shares to be held as treasury shares				(5,784)
Share-based compensation expense		2,017
Balance at June 30, 2018	$—	$308,144	$593,512	$(91,559)	$(55,009)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$59,364	$39,299

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,646	5,457
Amortization of loan fees and costs, net	(3,055)	(2,821)
Increase in prepaid dealer premiums	(1,079)	(3,734)
Provision for depreciation	4,294	4,284
Amortization of investment securities, net	656	597
Realized net investment securities losses	2,271	—
Unrealized gain on equity securities	(3,793)	—
Amortization of prepayment penalty on long-term debt	—	3,107
Loan originations to be sold in secondary market	(96,290)	(106,685)
Proceeds from sale of loans in secondary market	94,550	107,046
Gain on sale of loans in secondary market	(2,266)	(2,063)
Share-based compensation expense	2,017	1,389
OREO valuation adjustments	321	345
Gain on sale of OREO, net	(4,174)	(153)
Bank owned life insurance income	(2,040)	(2,217)
Investment in qualified affordable housing tax credits amortization	3,702	3,728

Changes in assets and liabilities:
Decrease (increase) in other assets	2,667	(3,179)
Increase (decrease) in other liabilities	1,731	(4,394)
Net cash provided by operating activities	$60,522	$40,006

Investing activities:
Proceeds from sales of securities	$244,398	$—
Proceeds from calls and maturities of:
Available-for-sale debt securities	97,008	83,308
Held-to-maturity debt securities	9,885	9,371
Purchases of:
Available-for-sale debt securities	(373,372)	(14,965)
Held-to-maturity debt securities	(4,946)	(72,258)
Equity securities	(2,590)	—
Net loan paydowns (originations), portfolio loans	53,162	(94,207)
Proceeds from the sale of OREO	11,461	1,688
Life insurance death benefits	1,379	74
Purchases of premises and equipment, net	(3,950)	(2,474)
Net cash provided by (used in) investing activities	$32,435	$(89,463)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2018	2017
Financing activities:
Net increase in deposits	$198,518	$439,620
Net decrease in short-term borrowings	(175,150)	(211,007)
Proceeds from issuance of long-term debt	25,000	150,000
Repayment of subordinated notes	—	(30,000)
Repayment of long-term debt	(125,000)	—
Value of common shares withheld to pay employee income taxes	(610)	(347)
Repurchase of common shares to be held as treasury shares	(5,784)	(5,425)
Cash dividends paid	(32,884)	(28,751)
Net cash (used in) provided by financing activities	$(115,910)	$314,090

(Decrease) increase in cash and cash equivalents	(22,953)	264,633

Cash and cash equivalents at beginning of year	169,112	146,446

Cash and cash equivalents at end of period	$146,159	$411,079

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$18,766	$20,258

Income taxes	$2,500	$11,220

Non-cash items:
Loans transferred to OREO	$861	$2,891

New commitments in affordable housing tax credit investments	$—	$7,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2018.

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

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and issued but not yet effective accounting standards:

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

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes reflected in the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale ("AFS") securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 resulted in an $1.9 million increase to beginning retained earnings and a $995,000 increase to beginning accumulated other comprehensive loss. Additional income of $3.2 million and $1.3 million was recorded in the first and second quarters of 2018, respectively, as a result of changes to the accounting for equity investments. Further, beginning with the first quarter of 2018, Park's fair value disclosures in Note 14, Fair Value, have incorporated the revised disclosure requirements for financial investments.

ASU 2016-15 - Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force):  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  This ASU provides guidance on eight specific cash flow issues where then current GAAP was either unclear or did not include specific guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance on January 1, 2018 did not have an impact on Park's consolidated financial statements. As such transactions arise, management will utilize the updated guidance in providing disclosures within Park’s consolidated condensed statements of cash flows.

ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, all prior periods have been recast to separately record the service cost component and other components of net benefit cost. For all periods presented, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income. See Note 12, Benefit Plans, for further details.

ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting: In May 2017, the FASB issued ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU amends the guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 did not impact Park's consolidated financial statements.

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities: In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the current guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU amends the current guidance to simplify the application of the hedge accounting guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The early adoption of this guidance on July 1, 2018 did not have an impact on Park's consolidated financial statements. Park will apply this guidance to future transactions.

ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects, resulting from the newly - enacted federal corporate income tax rate. The amount of the reclassification is the difference between the historical federal corporate income tax rate and the newly-enacted 21% federal corporate income tax rate. The guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The early adoption of this guidance effective January 1, 2018 resulted in a $3.8 million increase to Park's accumulated other comprehensive loss and a $3.8 million increase to retained earnings.

ASU 2018-03 - Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03 - Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and

Measurement of Financial Assets and Financial Liabilities. This ASU includes amendments that clarify certain aspects of the guidance issued in ASU 2016-01. Park considered this clarification in determining the appropriate adoption of ASU 2016-01 effective as of January 1, 2018.

Issued But Not Yet Effective Accounting Standards

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

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements. We anticipate that the adoption of the CECL model will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the CECL model and is currently in the process of implementing a software solution to assist in implementing the adoption of this ASU. Management plans to run our current allowance model and a CECL model concurrently for 12 months prior to the adoption of this guidance on January 1, 2020.

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

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018			December 31, 2017
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,014,623	$4,766	$1,019,389	$1,053,453	$4,413	$1,057,866
Commercial real estate *	1,150,845	4,241	1,155,086	1,167,607	4,283	1,171,890
Construction real estate:
Commercial	136,058	423	136,481	125,389	401	125,790
Mortgage	52,895	127	53,022	52,203	133	52,336
Installment	2,965	9	2,974	3,878	13	3,891
Residential real estate:
Commercial	390,651	1,069	391,720	393,094	1,029	394,123
Mortgage	1,094,657	1,358	1,096,015	1,110,426	1,516	1,111,942
HELOC	188,663	921	189,584	203,178	974	204,152
Installment	16,601	47	16,648	18,526	53	18,579
Consumer	1,274,349	3,597	1,277,946	1,241,736	3,808	1,245,544
Leases	2,667	23	2,690	2,993	36	3,029
Total loans	$5,324,974	$16,581	$5,341,555	$5,372,483	$16,659	$5,389,142
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $12.3 million at June 30, 2018 and $12.2 million at December 31, 2017, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $1.0 million and $1.9 million had been reclassified to loans at June 30, 2018 and December 31, 2017, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$29,847	$187	$6	$30,040
Commercial real estate	23,313	3,215	—	26,528
Construction real estate:
Commercial	2,187	342	—	2,529
Mortgage	—	16	—	16
Installment	42	15	—	57
Residential real estate:
Commercial	2,531	219	—	2,750
Mortgage	17,508	9,644	399	27,551
HELOC	1,772	1,230	60	3,062
Installment	464	808	103	1,375
Consumer	3,460	724	910	5,094
Total loans	$81,124	$16,400	$1,478	$99,002

	December 31, 2017
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$16,773	$1,291	$—	$18,064
Commercial real estate	12,979	5,163	—	18,142
Construction real estate:
Commercial	986	338	—	1,324
Mortgage	8	92	—	100
Installment	52	—	—	52
Residential real estate:
Commercial	18,835	224	—	19,059
Mortgage	16,841	10,766	568	28,175
HELOC	1,593	1,025	14	2,632
Installment	586	616	7	1,209
Consumer	3,403	662	1,256	5,321
Total loans	$72,056	$20,177	$1,845	$94,078

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment, as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$30,034	$29,943	$91	$18,064	$18,039	$25
Commercial real estate	26,528	26,528	—	18,142	18,142	—
Construction real estate:
Commercial	2,529	2,529	—	1,324	1,324	—
Mortgage	16	—	16	100	—	100
Installment	57	—	57	52	—	52
Residential real estate:
Commercial	2,750	2,750	—	19,059	19,059	—
Mortgage	27,152	—	27,152	27,607	—	27,607
HELOC	3,002	—	3,002	2,618	—	2,618
Installment	1,272	—	1,272	1,202	—	1,202
Consumer	4,184	—	4,184	4,065	—	4,065
Total loans	$97,524	$61,750	$35,774	$92,233	$56,564	$35,669

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$29,897	$26,740	$—	$19,899	$14,704	$—
Commercial real estate	25,145	24,469	—	18,974	18,060	—
Construction real estate:
Commercial	5,342	2,529	—	2,788	1,324	—
Residential real estate:
Commercial	3,080	2,717	—	19,346	19,012	—

With an allowance recorded:
Commercial, financial and agricultural	5,256	3,203	1,366	5,394	3,335	681
Commercial real estate	2,238	2,059	27	137	82	2
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	33	33	3	47	47	1
Consumer	—	—	—	—	—	—
Total	$70,991	$61,750	$1,396	$66,585	$56,564	$684

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At June 30, 2018 and December 31, 2017, there were $9.2 million and $7.9 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded. At June 30, 2018 and December 31, 2017, there were $2.2 million and $2.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2018 and December 31, 2017 of $1.4 million and $0.7 million, respectively. These loans with specific reserves had a recorded investment of $5.3 million and $3.5 million as of June 30, 2018 and December 31, 2017, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In thousands)	Recorded Investment as of June 30, 2018	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of June 30, 2017	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$29,943	$27,637	$145	$28,475	$23,320	$120
Commercial real estate	26,528	20,711	201	21,790	21,768	240
Construction real estate:
Commercial	2,529	1,510	13	1,636	1,843	16
Residential real estate:
Commercial	2,750	2,653	27	21,235	20,732	61
Consumer	—	—	—	8	9	—
Total	$61,750	$52,511	$386	$73,144	$67,672	$437

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In thousands)	Recorded Investment as of June 30, 2018	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of June 30, 2017	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$29,943	$23,402	$319	$28,475	$21,789	$340
Commercial real estate	26,528	19,519	403	21,790	22,504	471
Construction real estate:
Commercial	2,529	1,451	27	1,636	1,960	31
Residential real estate:
Commercial	2,750	7,511	58	21,235	21,220	406
Consumer	—	—	—	8	6	—
Total	$61,750	$51,883	$807	$73,144	$67,479	$1,248

The following tables present the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loan.

	June 30, 2018
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$3,556	$12,913	$16,469	$1,002,920	$1,019,389
Commercial real estate	156	2,104	2,260	1,152,826	1,155,086
Construction real estate:
Commercial	41	1,821	1,862	134,619	136,481
Mortgage	506	—	506	52,516	53,022
Installment	39	17	56	2,918	2,974
Residential real estate:
Commercial	—	1,112	1,112	390,608	391,720
Mortgage	12,214	8,169	20,383	1,075,632	1,096,015
HELOC	500	768	1,268	188,316	189,584
Installment	190	322	512	16,136	16,648
Consumer	9,527	1,932	11,459	1,266,487	1,277,946
Leases	—	—	—	2,690	2,690
Total loans	$26,729	$29,158	$55,887	$5,285,668	$5,341,555
(1) Includes $1.5 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes $53.4 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2017
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$145	$1,043	$1,188	$1,056,678	$1,057,866
Commercial real estate	856	2,360	3,216	1,168,674	1,171,890
Construction real estate:
Commercial	29	—	29	125,761	125,790
Mortgage	256	—	256	52,080	52,336
Installment	54	19	73	3,818	3,891
Residential real estate:
Commercial	16	1,586	1,602	392,521	394,123
Mortgage	11,515	9,232	20,747	1,091,195	1,111,942
HELOC	616	876	1,492	202,660	204,152
Installment	239	253	492	18,087	18,579
Consumer	11,515	2,407	13,922	1,231,622	1,245,544
Leases	—	—	—	3,029	3,029
Total loans	$25,241	$17,776	$43,017	$5,346,125	$5,389,142
(1) Includes $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes $56.1 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2018 and December 31, 2017 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2018 and December 31, 2017 for all commercial loans:

	June 30, 2018
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$1,195	$57	$30,034	$988,103	$1,019,389
Commercial real estate *	3,060	—	26,528	1,125,498	1,155,086
Construction real estate:
Commercial	21	—	2,529	133,931	136,481
Residential real estate:
Commercial	317	46	2,750	388,607	391,720
Leases	—	—	—	2,690	2,690
Total commercial loans	$4,593	$103	$61,841	$2,638,829	$2,705,366
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

Certain loans which were modified during the three-month periods ended June 30, 2018 and June 30, 2017 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $1.9 million of loans during the three-month period ended June 30, 2018 and $2.2 million of loans during the six-month period ended June 30, 2018. There were no TDR classifications removed during the three-month or six-month periods ended June 30, 2017.

At June 30, 2018 and December 31, 2017, there were $23.9 million and $38.5 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2018 and December 31, 2017, $18.1 million and $32.4 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of June 30, 2018 and December 31, 2017, loans with a recorded investment of $16.4 million and $20.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At June 30, 2018 and December 31, 2017, Park had commitments to lend $0.6 million and $1.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At both June 30, 2018 and December 31, 2017, there were $0.5 million of specific reserves related to TDRs. Modifications made in 2017 and 2018 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310. There were no additional specific reserves recorded during the three-month period ended June 30, 2018 as a result of TDRs identified in the period. Additional specific reserves of $10,000 were recorded during the three-month period ended June 30, 2017 as a result of TDRs identified in the period. Additional specific reserves of $10,000 and $290,000 were recorded during the six-month periods ended June 30, 2018 and June 30, 2017, respectively, as a result of TDRs identified in the respective periods.

The terms of certain other loans were modified during the three-month and six-month periods ended June 30, 2018 and June 30, 2017 that did not meet the definition of a TDR. Substandard commercial loans modified during the three-month and six-month periods ended June 30, 2018 which did not meet the definition of a TDR had a total recorded investment of $0.1 million and $0.2 million, respectively. There were no substandard commercial loans modified during the three-month period ended June 30, 2017 which did not meet the definition of a TDR. Substandard commercial loans with a recorded investment of $0.1 million were modified during the six-month period ended June 30, 2017 which did not meet the definition of a TDR. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loans such that each modification was deemed to be at market terms. Consumer loans modified during the three-month and six-month periods ended June 30, 2018 which did not meet the definition of a TDR had a total recorded investment of $4.7 million and $11.0 million, respectively. Consumer loans with a recorded investment of $3.4 million and $5.0 million were modified during the three-month and six-month periods ended June 30, 2017 and did not meet the definition of a TDR. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended June 30, 2018 and June 30, 2017, as well as the recorded investment of these contracts at June 30, 2018 and June 30, 2017. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended June 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	4	$123	$26	$149
Commercial real estate	3	455	134	589
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	2	14	—	14
Residential real estate:
Commercial	—	—	—	—
Mortgage	4	93	224	317
HELOC	6	409	43	452
Installment	4	71	4	75
Consumer	85	58	720	778
Total loans	108	$1,223	$1,151	$2,374

	Three Months Ended June 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	3	$—	$164	$164
Commercial real estate	2	802	—	802
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	—	8	8
Installment	—	—	—	—
Residential real estate:
Commercial	4	—	282	282
Mortgage	10	438	506	944
HELOC	9	160	48	208
Installment	2	40	—	40
Consumer	72	37	551	588
Total loans	103	$1,477	$1,559	$3,036
Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2018, $5,000 were on nonaccrual status as of December 31, 2017. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2017, $175,000 were on nonaccrual status as of December 31, 2016.

	Six Months Ended June 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$123	$70	$193
Commercial real estate	6	455	265	720
Construction real estate:
Commercial	1	—	—	—
Mortgage	—	—	—	—
Installment	2	14	—	14
Residential real estate:
Commercial	—	—	—	—
Mortgage	13	93	868	961
HELOC	8	661	130	791
Installment	9	104	17	121
Consumer	135	61	906	967
Total loans	182	$1,511	$2,256	$3,767

	Six Months Ended June 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	11	$—	$3,052	$3,052
Commercial real estate	6	803	380	1,183
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	—	8	8
Installment	—	—	—	—
Residential real estate:
Commercial	5	—	282	282
Mortgage	19	438	1,110	1,548
HELOC	12	359	47	406
Installment	3	73	—	73
Consumer	129	52	965	1,017
Total loans	186	$1,725	$5,844	$7,569

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2018, $0.4 million were on nonaccrual status as of December 31, 2017. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2017, $2.8 million were on nonaccrual status as of December 31, 2016.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2018 and June 30, 2017, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	3	$144	4	$109
Commercial real estate	—	—	4	657
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	1	29
Mortgage	6	600	10	724
HELOC	1	88	2	10
Installment	—	—	1	2
Consumer	42	403	48	579
Leases	—	—	—	—
Total loans	52	$1,235	70	$2,110

Of the $1.2 million in modified TDRs which defaulted during the three-month period ended June 30, 2018, $21,000 were accruing loans and $1.2 million were nonaccrual loans. Of the $2.1 million in modified TDRs which defaulted during the three-month period ended June 30, 2017, $13,000 were accruing loans and $2.1 million were nonaccrual loans.

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	3	$144	4	$109
Commercial real estate	—	—	5	834
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	1	29
Mortgage	7	703	10	724
HELOC	1	88	2	10
Installment	—	—	1	2
Consumer	47	445	56	618
Leases	—	—	—	—
Total loans	58	$1,380	79	$2,326

Of the $1.4 million in modified TDRs which defaulted during the six-month period ended June 30, 2018, $21,000 were accruing loans and $1.4 million were nonaccrual loans. Of the $2.3 million in modified TDRs which defaulted during the six-month period ended June 30, 2017, $13,000 were accruing loans and $2.3 million were nonaccrual loans.

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. There was no change to the environmental loss factor during the second quarter of 2018.

The activity in the allowance for loan losses for the three-month and six-month periods ended June 30, 2018 and June 30, 2017 is summarized in the following tables.

	Three Months Ended June 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,077	$9,488	$4,463	$9,415	$11,526	$—	$48,969
Charge-offs	287	182	31	102	2,114	—	2,716
Recoveries	206	89	220	244	1,054	—	1,813
Net charge-offs/(recoveries)	81	93	(189)	(142)	1,060	—	903
Provision/(recovery)	482	11	—	(312)	1,205	—	1,386
Ending balance	$14,478	$9,406	$4,652	$9,245	$11,671	$—	$49,452

	Three Months Ended June 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,437	$10,281	$4,368	$10,745	$11,091	$—	$49,922
Charge-offs	318	310	—	290	2,128	—	3,046
Recoveries	163	241	325	336	1,300	—	2,365
Net charge-offs/(recoveries)	155	69	(325)	(46)	828	—	681
Provision/(recovery)	3,464	239	(16)	(472)	1,366	—	4,581
Ending balance	$16,746	$10,451	$4,677	$10,319	$11,629	$—	$53,822

	Six Months Ended June 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	936	229	31	218	4,752	—	6,166
Recoveries	858	176	279	604	2,067	—	3,984
Net charge-offs/(recoveries)	78	53	(248)	(386)	2,685	—	2,182
(Recovery)/provision	(466)	(142)	(26)	(462)	2,742	—	1,646
Ending balance	$14,478	$9,406	$4,652	$9,245	$11,671	$—	$49,452

	Six Months Ended June 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624
Charge-offs	657	422	27	770	4,878	—	6,754
Recoveries	532	355	383	627	2,598	—	4,495
Net charge-offs/(recoveries)	125	67	(356)	143	2,280	—	2,259
Provision/(recovery)	3,437	86	(926)	(496)	3,356	—	5,457
Ending balance	$16,746	$10,451	$4,677	$10,319	$11,629	$—	$53,822

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2018 and December 31, 2017, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2018 and December 31, 2017, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2017 Annual Report).

The composition of the allowance for loan losses at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,366	$27	$—	$3	$—	$—	$1,396
Collectively evaluated for impairment	13,112	9,379	4,652	9,242	11,671	—	48,056
Total ending allowance balance	$14,478	$9,406	$4,652	$9,245	$11,671	$—	$49,452

Loan balance:
Loans individually evaluated for impairment	$29,942	$26,485	$2,529	$2,749	$—	$—	$61,705
Loans collectively evaluated for impairment	984,681	1,124,360	189,389	1,687,823	1,274,349	2,667	5,263,269
Total ending loan balance	$1,014,623	$1,150,845	$191,918	$1,690,572	$1,274,349	$2,667	$5,324,974

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	4.56%	0.10%	—%	0.11%	—%	—%	2.26%
Loans collectively evaluated for impairment	1.33%	0.83%	2.46%	0.55%	0.92%	—%	0.91%
Total	1.43%	0.82%	2.42%	0.55%	0.92%	—%	0.93%

Recorded investment:
Loans individually evaluated for impairment	$29,943	$26,528	$2,529	$2,750	$—	$—	$61,750
Loans collectively evaluated for impairment	989,446	1,128,558	189,948	1,691,217	1,277,946	2,690	5,279,805
Total ending recorded investment	$1,019,389	$1,155,086	$192,477	$1,693,967	$1,277,946	$2,690	$5,341,555

	December 31, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$681	$2	$—	$1	$—	$—	$684
Collectively evaluated for impairment	14,341	9,599	4,430	9,320	11,614	—	49,304
Total ending allowance balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988

Loan balance:
Loans individually evaluated for impairment	$18,034	$18,131	$1,322	$19,058	$—	$—	$56,545
Loans collectively evaluated for impairment	1,035,419	1,149,476	180,148	1,706,166	1,241,736	2,993	5,315,938
Total ending loan balance	$1,053,453	$1,167,607	$181,470	$1,725,224	$1,241,736	$2,993	$5,372,483

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	3.78%	0.01%	—%	0.01%	—%	—%	1.21%
Loans collectively evaluated for impairment	1.39%	0.84%	2.46%	0.55%	0.94%	—%	0.93%
Total	1.43%	0.82%	2.44%	0.54%	0.94%	—%	0.93%

Recorded investment:
Loans individually evaluated for impairment	$18,039	$18,142	$1,324	$19,059	$—	$—	$56,564
Loans collectively evaluated for impairment	1,039,827	1,153,748	180,693	1,709,737	1,245,544	3,029	5,332,578
Total ending recorded investment	$1,057,866	$1,171,890	$182,017	$1,728,796	$1,245,544	$3,029	$5,389,142

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amounts of foreclosed properties held at June 30, 2018 and December 31, 2017 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2018	December 31, 2017
OREO:
Commercial real estate	$2,295	$7,888
Construction real estate	2,425	4,852
Residential real estate	1,009	1,450
Total OREO	$5,729	$14,190

Loans in process of foreclosure:
Residential real estate	$2,633	$2,948

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per common share data)	2018	2017	2018	2017
Numerator:
Net income	$28,241	$19,032	$59,364	$39,299
Denominator:
Weighted-average common shares outstanding	15,285,532	15,297,085	15,286,932	15,304,572
Effect of dilutive performance-based restricted stock units	132,075	101,780	137,653	111,193
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,417,607	15,398,865	15,424,585	15,415,765
Earnings per common share:
Basic earnings per common share	$1.85	$1.24	$3.88	$2.57
Diluted earnings per common share	$1.83	$1.24	$3.85	$2.55

Park awarded 48,053 and 45,788 PBRSUs to certain employees during the six months ended June 30, 2018 and 2017, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2018 and 2017. As of June 30, 2018, 138,994 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the outstanding PBRSUs was the addition of 132,075 and 101,780 common shares for the three months ended June 30, 2018 and 2017, respectively, and 137,653 and 111,193 common shares for the six months ended June 30, 2018 and 2017, respectively.

Park repurchased 50,000 common shares during the three and six months ended June 30, 2018 to fund the PBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). Park repurchased 50,000 common shares during the six months ended June 30, 2017 to fund the PBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). Park did not repurchase any common shares during three months ended June 30, 2017.

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

	Operating Results for the three months ended June 30, 2018
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$62,683	$1,261	$616	$182	$64,742
Provision for (recovery of) loan losses	1,623	87	(324)	—	1,386
Other income	22,070	42	71	1,059	23,242
Other expense	48,169	842	857	2,666	52,534
Income (loss) before income taxes	$34,961	$374	$154	$(1,425)	$34,064
Federal income tax expense (benefit)	6,164	79	32	(452)	5,823
Net income (loss)	$28,797	$295	$122	$(973)	$28,241

Assets (as of June 30, 2018)	$7,404,498	$29,232	$7,786	$20,640	$7,462,156

	Operating Results for the three months ended June 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$57,822	$1,491	$282	$183	$59,778
Provision for (recovery of) loan losses	4,574	373	(366)	—	4,581
Other income	20,582	8	8	101	20,699
Other expense	45,280	841	1,267	2,166	49,554
Income (loss) before income taxes	$28,550	$285	$(611)	$(1,882)	$26,342
Federal income tax expense (benefit)	8,387	99	(213)	(963)	7,310
Net income (loss)	$20,163	$186	$(398)	$(919)	$19,032

Assets (as of June 30, 2017)	$7,754,898	$33,860	$24,595	$18,739	$7,832,092

	Operating Results for the six months ended June 30, 2018
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$124,124	$2,566	$2,493	$409	$129,592
Provision for (recovery of) loan losses	1,556	590	(500)	—	1,646
Other income	41,985	72	3,658	4,430	50,145
Other expense	97,170	1,602	2,882	5,188	106,842
Income (loss) before income taxes	$67,383	$446	$3,769	$(349)	$71,249
Federal income tax expense (benefit)	11,841	94	791	(841)	11,885
Net income	$55,542	$352	$2,978	$492	$59,364

	Operating Results for the six months ended June 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$115,302	$2,969	$483	$(24)	$118,730
Provision for (recovery of) loan losses	5,294	810	(647)	—	5,457
Other income (loss)	39,696	24	37	(103)	39,654
Other expense	90,486	1,593	2,072	4,313	98,464
Income (loss) before income taxes	$59,218	$590	$(905)	$(4,440)	$54,463
Federal income tax expense (benefit)	17,569	206	(316)	(2,295)	15,164
Net income (loss)	$41,649	$384	$(589)	$(2,145)	$39,299

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2018 and 2017. The reconciling amounts for consolidated total assets for the periods ended June 30, 2018 and 2017 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2018 and December 31, 2017, respectively, Park had approximately $8.2 million and $4.1 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3, Loans, and Note 4, Allowance for Loan Losses. The contractual balance was $8.0 million and $4.1 million at June 30, 2018 and December 31, 2017, respectively. The gain expected upon sale was $108,000 and $55,000 at June 30, 2018 and December 31, 2017, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2018 or December 31, 2017.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and six-month periods ended June 30, 2018 and 2017, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2018, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	1,127,511	476	36,309	1,091,678
Total	$1,127,511	$476	$36,309	$1,091,678

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$47,192	$95	$1,236	$46,051
Obligations of states and political subdivisions	304,239	2,225	$4,323	302,141
Total	$351,431	$2,320	$5,559	$348,192

Investment securities with unrealized/unrecognized losses at June 30, 2018, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	775,132	19,613	$279,486	16,696	$1,054,618	36,309
Total	$775,132	$19,613	$279,486	$16,696	$1,054,618	$36,309
Debt Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$40,016	$1,236	$—	$—	$40,016	$1,236
Obligations of states and political subdivisions	129,738	$2,237	58,541	2,086	$188,279	4,323
Total	$169,754	$3,473	$58,541	$2,086	$228,295	$5,559

Investment securities at December 31, 2017, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$245,000	$—	$2,280	$242,720
U.S. Government sponsored entities' asset-backed securities	852,645	4,645	8,129	849,161
Total	$1,097,645	$4,645	$10,409	$1,091,881

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$300,412	$6,575	$713	$306,274
U.S. Government sponsored entities' asset-backed securities	56,785	758	38	57,505
Total	$357,197	$7,333	$751	$363,779

Investment securities with unrealized/unrecognized losses at December 31, 2017, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$24,931	$70	$217,789	$2,210	$242,720	$2,280
U.S. Government sponsored entities' asset-backed securities	236,924	2,786	318,797	5,343	555,721	8,129
Total	$261,855	$2,856	$536,586	$7,553	$798,441	$10,409
Debt Securities Held-to-Maturity
Obligations of states and political subdivisions	$26,644	$194	$45,498	$519	$72,142	$713
U.S. Government sponsored entities' asset-backed securities	7,331	38	—	—	7,331	38
Total	$33,975	$232	$45,498	$519	$79,473	$751

Management does not believe any of the unrealized/unrecognized losses at June 30, 2018 or December 31, 2017 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2018, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
U.S. Government sponsored entities' asset-backed securities	$1,127,511	$1,091,678	2.35%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due five through ten years	$2,438	$2,395	2.97%
Due over ten years	$301,801	$299,746	3.68%
Total (1)	$304,239	$302,141	3.67%

U.S. Government sponsored entities' asset-backed securities	$47,192	$46,051	2.83%
(1) The tax equivalent yield for obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

The remaining average life of the entire investment portfolio is estimated to be 4.9 years.

There were no sales of investment securities during the three-month period ended June 30, 2018. During the six-month period ended June 30, 2018, Park sold certain AFS debt securities with a book value of $247.0 million at a loss of $2.6 million. Additionally, during the six-month period ended June 30, 2018, Park sold certain HTM debt securities with a book value of $7.4 million at a gain of $291,000. These HTM securities had been paid down by 96.3% of the principal outstanding at acquisition. There were no sales of investment securities during the three-month or six-month periods ended June 30, 2017.

Investment securities having an amortized cost of $618 million and $557 million at June 30, 2018 and December 31, 2017, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for Federal Home Loan Bank ("FHLB") advance borrowings.

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

The carrying amount of other investment securities at June 30, 2018 and December 31, 2017 was as follows:

(In thousands)	June 30, 2018	December 31, 2017
FHLB stock	$50,086	$50,086
FRB stock	8,225	8,225
Equity investments carried at fair value	9,229	1,935
Equity investments carried at cost/modified cost (1)	2,589	3,500
Total other investment securities	$70,129	$63,746
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended March 31, 2018, an equity investment previously carried at cost, with a carrying amount of $3.5 million, was measured at fair value as a readily determinable market value became available.

During the three and six months ended June 30, 2018, $0.3 million and $3.8 million, respectively, of unrealized gains were recorded within "unrealized gain on equity securities" on the consolidated condensed statements of income, which relate to investment securities held at June 30, 2018.

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of June 30, 2018, there were 92,404 common shares subject to performance-based restricted stock units (“PBRSUs”) issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2018, 703,410 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2018, 138,850 common shares were available for future grants under the 2017 Non-Employee Director LTIP.

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

During the six months ended June 30, 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 48,053 common shares to certain employees of Park and its subsidiaries. During the six months ended June 30, 2017, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2013 Incentive Plan, covering an aggregate of 45,788 common shares to certain employees of Park and its subsidiaries. There were no awards granted during either of the three months ended June 30, 2018 or 2017. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the six months ended June 30, 2018 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2018	116,716
Granted	48,053
Vested	(18,800)
Forfeited	(4,655)
Adjustment for performance conditions of PBRSUs (1)	(2,320)
Nonvested at June 30, 2018	138,994
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

Share-based compensation expense of $0.9 million and $0.6 million was recognized for the three-month periods ended June 30, 2018 and 2017, respectively, and of $2.0 million and $1.4 million was recognized for the six-month periods ended June 30, 2018 and 2017, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding as of June 30, 2018:

(In thousands)
Six months ending December 31, 2018	$1,809
2019	3,084
2020	2,061
2021	841
2022	132
Total	$7,927

Note 12 – Benefit Plans

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month and six-month periods ended June 30, 2018 and 2017.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2018	2017	2018	2017
Service cost	$1,637	$1,317	$3,274	$2,634	Employee benefits
Interest cost	1,309	1,271	2,618	2,542	Other components of net periodic pension benefit income
Expected return on plan assets	(3,354)	(2,863)	(6,708)	(5,726)	Other components of net periodic pension benefit income
Amortization of prior service cost	—	—	—	—	Other components of net periodic pension benefit income
Recognized net actuarial loss	340	144	680	288	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(68)	$(131)	$(136)	$(262)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2018	2017	2018	2017
Service cost	$244	$185	$478	$370	Employee benefits
Interest cost	44	161	161	322	Miscellaneous expense
Total SERP expense	$288	$346	$639	$692

Previously, the net periodic benefit income/expense related to Park’s Pension and the expense related to the SERP Agreements had been recorded within the "Employee benefits" line item.
During the first quarter of 2018, Park adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. This ASU is required to be applied retrospectively to all periods presented. For all periods presented, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income. As a practical expedient, Park used the amounts disclosed in "Note 12 - Pension Plan" of the Notes to Unaudited Consolidated Condensed Financial Statements, included under Item 1 of Part I of Park's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as the estimation basis for applying the retrospective presentation requirements.

The following table summarizes the impact of retrospective application of this ASU to the consolidated condensed statement of income for the three and six months ended June 30, 2017.

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Other components of net periodic pension benefit income
As previously reported	$—	$—
As reported under new guidance	1,448	2,896

Total other income
As previously reported	$19,251	$36,758
As reported under new guidance	20,699	39,654

Employee benefits expense
As previously reported	$4,919	$10,100
As reported under new guidance	6,206	12,674

Miscellaneous expense
As previously reported	$1,588	$3,083
As reported under new guidance	1,749	3,405

Total other expense
As previously reported	$48,106	$95,568
As reported under new guidance	49,554	98,464

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.38 billion at June 30, 2018, $1.37 billion at December 31, 2017 and $1.35 billion at June 30, 2017. At June 30, 2018, $2.6 million of the sold mortgage loans were sold with recourse, compared to $3.0 million at December 31, 2017 and $3.4 million at June 30, 2017. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2018 and December 31, 2017, management had established reserves of $43,000 and $270,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,969	$9,321	$9,688	$9,266
Additions	448	521	776	875
Amortization	(417)	(407)	(769)	(765)
Changes in valuation allowance	77	41	382	100
Carrying amount, net, end of period	$10,077	$9,476	$10,077	$9,476

Valuation allowance:
Beginning of period	$325	$676	$630	$735
Changes in valuation allowance	(77)	(41)	(382)	(100)
End of period	$248	$635	$248	$635

Servicing fees included in other service income were $0.9 million for each of the three months ended June 30, 2018 and 2017, and were $1.8 million for each of the six months ended June 30, 2018 and 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2018
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$1,091,678	$—	$1,091,678
Equity securities	8,809	—	420	9,229
Mortgage loans held for sale	—	8,154	—	8,154
Mortgage IRLCs	—	141	—	141

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$242,720	$—	$242,720
U.S. Government sponsored entities’ asset-backed securities	—	849,161	—	849,161
Equity securities	1,518	—	417	1,935
Mortgage loans held for sale	—	4,148	—	4,148
Mortgage IRLCs	—	94	—	94

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2018 or 2017. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below presents a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended June 30, 2018 and 2017, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2018 and 2017

(In thousands)	Equity Securities	Fair value swap
Balance at April 1, 2018	$420	$(226)
Total gains/(losses)
Included in other income	—	—
Balance at June 30, 2018	$420	$(226)

Balance at April 1, 2017	$776	$(226)
Total gains/(losses)
Transfers out of Level 3 (1)	(330)	—
Included in other comprehensive income	12	—
Balance at June 30, 2017	$458	$(226)
(1) Transfered from Level 3 to Level 1 as the result of a quoted market price becoming available.

Level 3 Fair Value Measurements
Six months ended June 30, 2018 and 2017

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2018	$417	$(226)
Total gains/(losses)
Included in other income	3	—
Balance at June 30, 2018	$420	$(226)

Balance at January 1, 2017	$790	$(226)
Total gains/(losses)
Transfers out of Level 3 (1)	(346)	—
Included in other comprehensive income	14	—
Balance at June 30, 2017	$458	$(226)
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

Fair Value Measurements at June 30, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2018
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$4,192	$4,192
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	643	643
Total impaired loans recorded at fair value	$—	$—	$6,470	$6,470

Mortgage servicing rights	$—	$869	$—	$869

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	1,123	1,123
Residential real estate	—	—	887	887
Total OREO recorded at fair value	$—	$—	$4,305	$4,305

Fair Value Measurements at December 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$2,735	$2,735
Construction real estate	—	—	127	127
Residential real estate	—	—	712	712
Total impaired loans recorded at fair value	$—	$—	$3,574	$3,574

Mortgage servicing rights	$—	$7,316	$—	$7,316

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	3,204	3,204
Residential real estate	—	—	1,021	1,021
Total OREO recorded at fair value	$—	$—	$6,520	$6,520

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

	June 30, 2018
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,499	$4,075	$29	$6,470
Remaining impaired loans	55,251	7,309	1,367	53,884
Total impaired loans	$61,750	$11,384	$1,396	$60,354

	December 31, 2017
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$3,577	$2,780	$3	$3,574
Remaining impaired loans	52,987	7,260	681	52,306
Total impaired loans	$56,564	$10,040	$684	$55,880

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively. The expense from credit adjustments related to impaired loans carried at fair value during the six months ended June 30, 2018 and 2017 was $0.3 million and $0.5 million, respectively.

MSRs totaled $10.1 million at June 30, 2018. Of this $10.1 million MSR carrying balance, $0.9 million was recorded at fair value and included a valuation allowance of $0.2 million. The remaining $9.2 million was recorded at cost, as the fair value of the MSRs exceeded cost at June 30, 2018. At December 31, 2017, MSRs totaled $9.7 million. Of this $9.7 million MSR carrying balance, $7.3 million was recorded at fair value and included a valuation allowance of $0.6 million. The remaining $2.4 million was recorded at cost, as the fair value exceeded cost at December 31, 2017. The income related to MSRs carried at fair value during the three months ended June 30, 2018 and 2017 was $77,000 and $41,000, respectively. The income related to MSRs carried at fair value during the six months ended June 30, 2018 and 2017 was $382,000 and $100,000, respectively.

Total OREO held by Park at June 30, 2018 and December 31, 2017 was $5.7 million and $14.2 million, respectively. Approximately 75% and 46% of OREO held by Park at June 30, 2018 and December 31, 2017, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At June 30, 2018 and December 31,

2017, OREO held at fair value, less estimated selling costs, amounted to $4.3 million and $6.5 million, respectively. The net expense related to OREO fair value adjustments was $114,000 and $272,000 for the three-month periods ended June 30, 2018 and 2017, respectively. The net expense related to OREO fair value adjustments was $321,000 and $345,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$4,192	Sales comparison approach	Adj to comparables	0.0% - 55.0% (25.4%)
		Income approach	Capitalization rate	10.6% - 11.8% (11.5%)
		Cost approach	Accumulated depreciation	3.7% - 90.1% (13.1%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	5.0% - 90.0% (26.1%)

Residential real estate	$643	Sales comparison approach	Adj to comparables	1.7% - 40.0% (18.5%)

		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)
Construction real estate	$1,123	Sales comparison approach	Adj to comparables	0.0% - 45.0% (21.7%)

Residential real estate	$887	Sales comparison approach	Adj to comparables	0.4% - 54.6% (33.2%)

Balance at December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$2,735	Sales comparison approach	Adj to comparables	0.0% - 90.0% (22.7%)
		Income approach	Capitalization rate	9.0% - 11.0% (9.9%)
		Cost approach	Accumulated depreciation	90.1% (90.1%)

Construction real estate	$127	Sales comparison approach	Adj to comparables	0.0% - 4.8% (2.4%)

Residential real estate	$712	Sales comparison approach	Adj to comparables	0.3% - 33.0% (12.5%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$3,204	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.5%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$1,021	Sales comparison approach	Adj to comparables	1.2% - 79.7% (31.8%)

Assets Measured at Net Asset Value:

The adoption of ASU 2016-01 on January 1, 2018 required Park to evaluate the accounting for equity investments, including those previously held at cost. Under the new guidance, Park determined that its portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") should be valued using the net asset value ("NAV") practical expedient in accordance with ASC 820. The adoption of this guidance on January 1, 2018, resulted in a $1.2 million increase to Partnership Investments, which are included within other assets on the consolidated condensed balance sheet, and a $922,000 increase to beginning retained earnings.

As of June 30, 2018 and December 31, 2017, Park had Partnerships Investments with a NAV of $9.4 million and $8.8 million, respectively. As of June 30, 2018 and December 31, 2017, Park had $7.1 million and $7.2 million in unfunded commitments related to these Partnership Investments. For the six months ended June 30, 2018, Park had recognized $752,000 in income related to these Partnership Investments.

The fair value of certain financial instruments at June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$146,159	$146,159	$—	$—	$146,159
Investment securities (1)	1,443,109	—	1,439,870	—	1,439,870
Other investment securities (2)	9,229	8,809	—	420	9,229

Loans held for sale	8,154	—	8,154	—	8,154
Mortgage IRLCs	141	—	141	—	141
Impaired loans carried at fair value	6,470	—	—	6,470	6,470
Other loans, net (3)	5,260,757	—	—	5,204,775	5,204,775
Loans receivable, net	$5,275,522	$—	$8,295	$5,211,245	$5,219,540

Financial liabilities:
Time deposits	1,026,920	—	1,026,550	—	1,026,550
Other	3,967	3,967		—	3,967
Deposits (excluding demand deposits)	$1,030,887	$3,967	$1,026,550	$—	$1,030,517

Short-term borrowings	$216,139	$—	$216,139	$—	$216,139
Long-term debt	400,000	—	398,668	—	398,668
Subordinated notes	15,000	—	13,161	—	13,161

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Includes debt securities AFS and debt securities HTM.
(2) Excludes FHLB and FRB stock which are carried at their respective redemption values. Additionally, excludes investment securities accounted for at modified cost, as these investments do not have a readily determinable fair value.
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

Note 15 – Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and six-month periods ended June 30, 2018 and 2017:

(in thousands)	Changes in pension plan assets and benefit obligations	Change in unrealized losses on debt securities	Total
Beginning balance at April 1, 2018	$(26,701)	$(25,940)	$(52,641)
Other comprehensive loss before reclassifications	—	(2,368)	(2,368)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Activity for the period	—	(2,368)	(2,368)
Ending balance at June 30, 2018	$(26,701)	$(28,308)	$(55,009)

Beginning balance at April 1, 2017	$(14,740)	$(1,983)	$(16,723)
Other comprehensive income before reclassifications	—	3,011	3,011
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	3,011	3,011
Ending balance at June 30, 2017	$(14,740)	$1,028	$(13,712)

(in thousands)	Changes in pension plan assets and benefit obligations	Change in unrealized losses on debt securities	Total
Beginning balance at January 1, 2018	$(23,526)	$(2,928)	$(26,454)
Other comprehensive loss before reclassifications	—	(25,778)	(25,778)
Reclassification of disproportionate income tax effects	(3,175)	(631)	(3,806)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	(995)	(995)
Amounts reclassified from accumulated other comprehensive loss	—	2,024	2,024
Activity for the period	(3,175)	(25,380)	(28,555)
Ending balance at June 30, 2018	$(26,701)	$(28,308)	$(55,009)

Beginning balance at January 1, 2017	$(14,740)	$(3,005)	$(17,745)
Other comprehensive income before reclassifications	—	4,033	4,033
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	4,033	4,033
Ending balance at June 30, 2017	$(14,740)	$1,028	$(13,712)

During the six-month period ended June 30, 2018, there was $2.6 million ($2.0 million net of tax) reclassified out of accumulated other comprehensive loss due to losses on the sale of AFS debt securities. These losses were recorded within net loss on sale of investment securities on the consolidated condensed statements of income. During the three-month periods ended June 30, 2018 and June 30, 2017 and the six-month period ended June 30, 2017, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of June 30, 2018 and December 31, 2017.

(in thousands)	June 30, 2018	December 31, 2017
Affordable housing tax credit investments	$45,967	$49,669
Unfunded commitments	14,282	14,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2018 and 2027.
During each of the three months ended June 30, 2018 and 2017, Park recognized amortization expense of $1.9 million and during each of the six months ended June 30, 2018 and 2017, Park recognized amortization expense of $3.7 million, which was included within the provision for income taxes. Additionally, during the three months ended June 30, 2018 and 2017, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.2 million and $2.4 million, respectively, and during each of the the six months ended June 30, 2018 and 2017, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $4.9 million.
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

At June 30, 2018 and December 31, 2017, Park's repurchase agreement borrowings totaled $165 million and $183 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $198 million and $213 million at June 30, 2018 and December 31, 2017, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2018 and December 31, 2017, Park had $961 million and $975 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$165,139	$—	$—	$—	$165,139

	December 31, 2017
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$182,185	$—	$—	$1,104	$183,289

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

As of June 30, 2017, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.  This amount was paid out in full settlement of the related litigation during the three months ended September 30, 2017.  As of June 30, 2018, the Company had accrued charges of $20,000 for legal contingencies related to various legal and other adversary proceedings.

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

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and six-month periods ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,263	$—	$—	$—	$2,263
Employee benefit and retirement-related accounts	1,657	—	—	—	1,657
Investment management and investment advisory agency accounts	2,339	—	—	—	2,339
Other	407	—	—	—	407
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,848	—	—	—	1,848
Demand deposit account (DDA) charges	813	—	—	—	813
Other	165	—	—	—	165
Other service income (1)
Credit card	556	7	—	—	563
HELOC	118	—	—	—	118
Installment	73	—	—	—	73
Real estate	2,357	—	—	—	2,357
Commercial	314	—	47	—	361
Checkcard fee income	4,382	—	—	—	4,382
Bank owned life insurance income (2)	940	—	—	91	1,031
ATM fees	510	—	—	—	510
OREO valuation adjustments (2)	(71)	—	(43)	—	(114)
Gain on sale of OREO, net	(179)	—	32	—	(147)
Net loss on sale of investment securities (2)	—	—	—	—	—
Unrealized gain on equity securities (2)	6	—	—	298	304
Other components of net periodic pension benefit income (2)	1,652	19	34	—	1,705
Miscellaneous (3)	1,920	16	1	670	2,607
Total other income	$22,070	$42	$71	$1,059	$23,242
(1) Of the $3.5 million of revenue included within "Other service income", approximately $2.4 million is within the scope of ASC 606, with the remaining $1.1 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.6 million, all of which are within the scope of ASC 606.

	Three Months Ended June 30, 2017 (4)
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,012	$—	$—	$—	$2,012
Employee benefit and retirement-related accounts	1,517	—	—	—	1,517
Investment management and investment advisory agency accounts	2,143	—	—	—	2,143
Other	353	—	—	—	353
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,015	—	—	—	2,015
Demand deposit account (DDA) charges	974	—	—	—	974
Other	167	—	—	—	167
Other service income (1)
Credit card	497	(9)	—	—	488
HELOC	131	—	3	—	134
Installment	119	—	—	—	119
Real estate	2,412	—	—	—	2,412
Commercial	271	—	23	—	294
Checkcard fee income	4,040	—	—	—	4,040
Bank owned life insurance income (2)	1,014	—	—	100	1,114
ATM fees	561	—	—	—	561
OREO valuation adjustments (2)	(272)	—	—	—	(272)
Gain on sale of OREO, net	48	—	5	—	53
Other components of net periodic pension benefit income (2)	1,403	16	29	—	1,448
Miscellaneous (3)	1,177	1	(52)	1	1,127
Total other income	$20,582	$8	$8	$101	$20,699
(1) Of the $3.5 million of revenue included within "Other service income", approximately $2.5 million is within the scope of ASC 606, with the remaining $1.0 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.1 million, all of which are within the scope of ASC 606.
(4) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

	Six Months Ended June 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$4,389	$—	$—	$—	$4,389
Employee benefit and retirement-related accounts	3,300	—	—	—	3,300
Investment management and investment advisory agency accounts	4,583	—	—	—	4,583
Other	789	—	—	—	789
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,682	—	—	—	3,682
Demand deposit account (DDA) charges	1,739	—	—	—	1,739
Other	327	—	—	—	327
Other service income (1)
Credit card	1,060	14	—	—	1,074
HELOC	217	—	—	—	217
Installment	137	—	—	—	137
Real estate	4,603	—	—	—	4,603
Commercial	556	—	1,057	—	1,613
Checkcard fee income	8,384	—	—	—	8,384
Bank owned life insurance income (2)	1,862	—	—	178	2,040
ATM fees	1,034	—	—	—	1,034
OREO valuation adjustments (2)	(101)	—	(220)	—	(321)
Gain on sale of OREO, net	1,406	—	2,768	—	4,174
Net loss on sale of investment securities (2)	(2,271)	—	—	—	(2,271)
Unrealized gain on equity securities (2)	33	—	—	3,760	3,793
Other components of net periodic pension benefit income (2)	3,304	38	68	—	3,410
Miscellaneous (3)	2,952	20	(15)	492	3,449
Total other income	$41,985	$72	$3,658	$4,430	$50,145
(1) Of the $7.6 million of revenue included within "Other service income", approximately $5.5 million is within the scope of ASC 606, with the remaining $2.1 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $3.4 million, all of which are within the scope of ASC 606.

	Six Months Ended June 30, 2017 (4)
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$3,798	$—	$—	$—	$3,798
Employee benefit and retirement-related accounts	2,967	—	—	—	2,967
Investment management and investment advisory agency accounts	4,111	—	—	—	4,111
Other	663	—	—	—	663
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	4,000	—	—	—	4,000
Demand deposit account (DDA) charges	1,959	—	—	—	1,959
Other	336	—	—	—	336
Other service income (1)
Credit card	917	(9)	—	—	908
HELOC	222	—	3	—	225
Installment	277	—	—	—	277
Real estate	4,224	—	—	—	4,224
Commercial	594	—	23	—	617
Checkcard fee income	7,801	—	—	—	7,801
Bank owned life insurance income (2)	2,021	—	—	196	2,217
ATM fees	1,103	—	—	—	1,103
OREO valuation adjustments (2)	(345)	—	—	—	(345)
Gain on sale of OREO, net	148	—	5	—	153
Other components of net periodic pension benefit income (2)	2,806	32	58	—	2,896
Miscellaneous (3)	2,094	1	(52)	(299)	1,744
Total other income	$39,696	$24	$37	$(103)	$39,654
(1) Of the $6.3 million of revenue included within "Other service income", approximately $4.4 million is within the scope of ASC 606, with the remaining $1.9 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.7 million, all of which are within the scope of ASC 606.
(4) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

A description of Park's revenue streams accounted for under ASC 606 follows:

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

Other service income: Other service income includes income from 1) the sale and servicing of loans sold to the secondary market, 2) incentive income from third-party credit card issuers, and 3) loan customers for various loan-related activities and services. These fees are generally recognized at a point in time following the completion of a loan sale or related service activity.

Checkcard fee income: Park earns interchange fees from debit cardholder transactions conducted primarily through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, net of card network fees, concurrently with the transaction processing services provided to the cardholder.

Gain on sale of OREO, net: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When Park finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform the buyer's obligation under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Note 20- Subsequent Events

On July 1, 2018, NewDominion Bank, a North Carolina state-chartered bank (“NewDominion”), merged with and into PNB, with PNB continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization, dated as of January 22, 2018, by and among Park, PNB, and NewDominion. As of June 30, 2018, NewDominion had approximately $329 million in total assets, $278 million in total loans, and $284 million in total deposits. The acquisition was valued at approximately $79 million and resulted in Park issuing approximately 435,457 Park common shares and paying approximately $31 million in cash in exchange for the NewDominion common stock as merger consideration.

The assets and liabilities of NewDominion will be recorded on Park’s consolidated balance sheet at their preliminary estimated fair values as of July 1, 2018, the acquisition date, and NewDominion’s results of operations will be included in Park’s consolidated statement of income from that date. The initial accounting and determination of the fair values of the assets acquired and liabilities assumed in the acquisition was incomplete at the time of the filing of Park’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2018 (the “June 30, 2018 Form 10-Q”) due to the timing of the closing of the acquisition in relation to the deadline for the filing of Park’s June 30, 2018 Form 10-Q. A more complete disclosure of the business combination is expected to be reported in Park’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2018.

For the six months ended June 30, 2018, Park recorded merger-related expenses of $0.5 million associated with the NewDominion acquisition.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact prepayment penalty income, mortgage banking income, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to the newly-enacted tax reform legislation, changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding;

uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; changes in law and policy accompanying the current presidential administration, including the recently-enacted Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes; uncertainties in Park's preliminary review of, and additional analysis of, the impact of the Tax Cuts and Jobs Act; the effect of healthcare laws in the United States and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the effect of trade policies (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations), monetary and other fiscal policies (including the impact of money supply and interest rate policies of the Federal Reserve Board) and other governmental policies of the U.S. federal government; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; operational issues stemming from and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally or on us or our counterparties specifically; demand for loans in the respective market areas served by Park and our subsidiaries; the risk that the businesses of PNB and NewDominion Bank will not be integrated successfully following the recently-completed merger transaction involving Park, PNB and NewDominion Bank (the "NewDominion Transaction") or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the NewDominion Transaction may not be fully realized within the expected timeframe; revenues following the NewDominion Transaction may be lower than expected; customer and employee relationships and business operations may be disrupted by the NewDominion Transaction; Park issued equity securities in the NewDominion Transaction, and may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Park's current shareholders; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill, as of June 30, 2018, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based national bank subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2018 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2018 and 2017

Summary Discussion of Results

Net income for the three months ended June 30, 2018 was $28.2 million, compared to $19.0 million for the second quarter of 2017. Diluted earnings per common share were $1.83 for the second quarter of 2018, compared to $1.24 for the second quarter of 2017. Weighted average diluted common shares outstanding were 15,417,607 for the second quarter of 2018, compared to 15,398,865 weighted average diluted common shares outstanding for the second quarter of 2017.

Net income for the six months ended June 30, 2018 was $59.4 million, compared to $39.3 million for the six months ended June 30, 2017. Diluted earnings per common share were $3.85 for the first six months of 2018, compared to $2.55 for the first six months of 2017. Weighted average diluted common shares outstanding were 15,424,585 for the first six months of 2018, compared to 15,415,765 weighted average diluted common shares outstanding for the first six months of 2017.

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

During the first quarter of 2018, Park adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Changes reflected in the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. As a result of the adoption of this ASU, Park recorded an increase of $1.9 million to beginning retained earnings and a $995,000 increase to beginning accumulated other comprehensive loss. Additional income of $3.2 million and $1.3 million was recorded in other income in the first and second quarters of 2018, respectively, as the result of changes to the accounting for equity investments.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2018, for the first half of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q2 2018	Q1 2018	Six months YTD 2018	Six months YTD 2017	2017	2016
PNB	$28,797	$26,745	$55,542	$41,649	$87,315	$84,451
GFSC	295	57	352	384	260	(307)
Parent Company	(973)	1,465	492	(2,145)	(2,457)	(4,557)
Ongoing operations	$28,119	$28,267	$56,386	$39,888	$85,118	$79,587
SEPH	122	2,856	2,978	(589)	(876)	6,548
Total Park	$28,241	$31,123	$59,364	$39,299	$84,242	$86,135

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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2018, for the first half of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q2 2018	Q1 2018	Six months YTD 2018	Six months YTD 2017	2017	2016
Net interest income	$62,683	$61,441	$124,124	$115,302	$235,243	$227,576
Provision for (recovery of) loan losses	1,623	(67)	1,556	5,294	9,898	2,611
Other income	22,070	19,915	41,985	39,696	82,742	79,959
Other expense	48,169	49,001	97,170	90,486	185,891	182,718
Income before income taxes	$34,961	$32,422	$67,383	$59,218	$122,196	$122,206
Federal income tax expense	6,164	5,677	11,841	17,569	34,881	37,755
Net income	$28,797	$26,745	$55,542	$41,649	$87,315	$84,451

Net interest income of $124.1 million for the six months ended June 30, 2018 represented a $8.8 million, or 7.7%, increase compared to $115.3 million for the six months ended June 30, 2017. The increase was the result of a $7.6 million increase in interest income and a $1.2 million decrease in interest expense.
The $7.6 million increase in interest income was due to a $6.2 million increase in interest income on loans, along with a $1.4 million increase in interest income on investments. The increase in interest income on loans was the result of higher yields on loans. The yield on loans was 4.74% for the six months ended June 30, 2018, compared to 4.53% for the six months ended June 30, 2017. Included in interest income for the six months ended June 30, 2018 was $817,000 in interest income, related to PNB participations in legacy Vision Bank ("Vision") assets.
The $1.2 million decrease in interest expense was due to a $4.3 million increase in interest expense on deposits offset by a $5.5 million decrease in interest expense on borrowings. The increase in interest expense on deposits was partially the result of a $87.9 million, or 2.0%, increase in average interest-bearing deposits from $4.29 billion for the six months ended June 30, 2017, to $4.37 billion for the six months ended June 30, 2018. Additionally, the cost of deposits increased by 19 basis points from 0.40% for the six months ended June 30, 2017 to 0.59% for the six months ended June 30, 2018. The decrease in interest expense on borrowings was the result of a decrease in long-term debt. During the fourth quarter of 2017, Park utilized excess cash to repay $350 million of long-term debt which matured during November 2017. The effective interest rate on the repaid long-term debt had been 3.22%.
The provision for loan losses of $1.6 million for the six months ended June 30, 2018 represented a decrease of $3.7 million, compared to $5.3 million for the six months ended June 30, 2017. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for (recovery of) loan losses recognized in each period presented above.
Other income of $42.0 million for the six months ended June 30, 2018 represented an increase of $2.3 million, or 5.8%, compared to $39.7 million for the six months ended June 30, 2017. The $2.3 million increase was primarily related to a $1.3 million increase in gains on sale of OREO, net, a $1.5 million increase in fiduciary income, a $486,000 increase in gains on sale of assets, net, a $498,000 increase in other components of net periodic pension benefit income, a $339,000 increase in other service income, and a $583,000 increase in check card fee income, offset by a $2.3 million net loss on sales of securities during the six months ended June 30, 2018 and a $547,000 decrease in service charges on deposit accounts.
Other expense of $97.2 million for the six months ended June 30, 2018 represented an increase of $6.7 million, or 7.4%, compared to $90.5 million for the six months ended June 30, 2017. The $6.7 million increase was primarily related to a $3.0 million increase in salaries expense, a $1.8 million increase in employee benefits expense, a $887,000 increase in furniture and equipment expense, a $358,000 increase in state tax expense, a $259,000 increase in non-loan related losses which are included in miscellaneous expense, and a $307,000 increase in occupancy expense, offset by a $418,000 decrease in other insurance.

Federal income tax expense of $11.8 million for the six months ended June 30, 2018 represented a decrease of $5.7 million compared to $17.6 million for the six months ended June 30, 2017.  The decrease in federal income tax expense was largely due to a decrease in the corporate federal income tax rate from 35% to 21%, effective January 1, 2018.

PNB's results for the first six months of 2018 and 2017, and for the fiscal year ended December 31, 2017, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense for these fiscal periods is detailed in the table below:

	2Q YTD 2018			2Q YTD 2017			2017
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$124,124	$817	$123,307	$115,302	$—	$115,302	$235,243	$233	$235,010
Provision for (recovery of) loan losses	1,556	(5)	1,561	5,294	(5)	5,299	9,898	(5)	9,903
Other income	41,985	1,431	40,554	39,696	24	39,672	82,742	244	82,498
Other expense	97,170	113	97,057	90,486	222	90,264	185,891	492	185,399
Income (loss) before income taxes	$67,383	$2,140	$65,243	$59,218	$(193)	$59,411	$122,196	$(10)	$122,206
Federal income tax expense (benefit)	11,841	376	11,465	17,569	(57)	17,626	34,881	(3)	34,884
Net income (loss)	$55,542	$1,764	$53,778	$41,649	$(136)	$41,785	$87,315	$(7)	$87,322
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the six months ended June 30, 2018 and 2017, the three months ended March 31, 2018 and the fiscal year ended December 31, 2017.

(In thousands)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017	% change from 12/31/17	% change from 3/31/18	% change from 06/30/17
Loans	$5,305,560	$5,274,340	$5,339,255	$5,329,172	(0.63)%	0.59%	(0.44)%
Allowance for loan losses	47,110	46,519	47,607	51,699	(1.04)%	1.27%	(8.88)%
Net loans	5,258,450	5,227,821	5,291,648	5,277,473	(0.63)%	0.59%	(0.36)%
Investment securities	1,501,991	1,453,407	1,507,926	1,573,092	(0.39)%	3.34%	(4.52)%
Total assets	7,404,498	7,455,518	7,467,851	7,754,898	(0.85)%	(0.68)%	(4.52)%
Total deposits	6,126,119	6,177,238	5,896,676	6,037,148	3.89%	(0.83)%	1.47%
Average assets (1)	7,396,316	7,392,786	7,664,725	7,571,295	(3.50)%	0.05%	(2.31)%
Efficiency ratio	58.01%	59.72%	57.56%	57.54%	0.78%	(2.86)%	0.82%
Return on average assets (2)	1.51%	1.47%	1.14%	1.11%	32.46%	2.72%	36.04%
(1) Average assets for the six months ended June 30, 2018 and 2017, the three months ended March 31, 2018 and for the fiscal year ended December 31, 2017.
(2) Annualized for the six months ended June 30, 2018 and 2017 and for the three months ended March 31, 2018.

Loans outstanding at June 30, 2018 were $5.31 billion, compared to $5.27 billion at March 31, 2018, an increase of $31.2 million, or 0.6%. The increase loan balances from March 31, 2018 to June 30, 2018 resulted from an increase in commercial loan balances of $18.7 million (0.7%) and consumer loan balances of $18.6 million (1.5%), offset by a decline in home equity line of credit balances of $5.1 million (2.6%) and residential loan balances of $1.0 million (0.1%).

Loans outstanding at June 30, 2018 were $5.31 billion, compared to $5.34 billion at December 31, 2017, a decrease of $33.7 million, or 0.6%. The loan decline in the first six months of 2018 resulted from a decline in commercial loan balances of $30.9 million (1.1%), residential loan balances of $15.3 million (1.3%) and home equity line of credit balances of $14.1 million (6.9%), offset by consumer loan growth of $26.9 million (2.2%).

PNB's allowance for loan losses decreased by $497,000, or 1.0%, to $47.1 million at June 30, 2018, compared to $47.6 million at December 31, 2017. Net charge-offs were $2.1 million, or 0.08% of total average loans, for the six months ended June 30, 2018 and were $2.4 million, or 0.09% of total average loans, for the six months ended June 30, 2017. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) loan losses recognized in each period presented.

Total deposits at June 30, 2018 were $6.13 billion, compared to $5.90 billion at December 31, 2017, an increase of $229.4 million, or 3.9%. The deposit growth for the six months ended June 30, 2018 consisted of savings deposit growth of $173.7 million (9.2%) and transaction account growth of $70.7 million (5.6%), offset by a reduction in non-interest bearing deposits of $11.1 million (0.6%) and a reduction in time deposits of $6.6 million (0.6%).

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first and second quarters of 2018, for the first half of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q2 2018	Q1 2018	Six months YTD 2018	Six months YTD 2017	2017	2016
Net interest income	$1,261	$1,305	$2,566	$2,969	$5,839	$5,874
Provision for loan losses	87	503	590	810	1,917	1,887
Other income	42	30	72	24	103	57
Other expense	842	760	1,602	1,593	3,099	4,515
Income (loss) before income taxes	$374	$72	$446	$590	$926	$(471)
Federal income tax expense (benefit)	79	15	94	206	666	(164)
Net income (loss)	$295	$57	$352	$384	$260	$(307)

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the six months ended June 30, 2018 and 2017 and the fiscal year ended December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017	% change from 12/31/17	% change from 6/30/17
Loans	$30,612	$33,385	$34,179	(8.31)%	(10.44)%
Allowance for loan losses	2,342	2,382	2,123	(1.68)%	10.32%
Net loans	28,270	31,003	32,056	(8.82)%	(11.81)%
Total assets	29,232	32,077	33,860	(8.87)%	(13.67)%
Average assets (1)	30,656	33,509	33,691	(8.51)%	(9.01)%
Return on average assets (2)	2.32%	0.78%	2.29%	197.44%	1.31%
(1) Average assets for the six months ended June 30, 2018 and 2017 and for the fiscal year ended December 31, 2017.
(2) Annualized for the six months ended June 30, 2018 and 2017.

Park Parent Company

The table below reflects the Park Parent Company net (loss) income for the first and second quarters of 2018, the first half of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q2 2018	Q1 2018	Six months YTD 2018	Six months YTD 2017	2017	2016
Net interest income (expense)	$182	$227	$409	$(24)	$588	$(138)
Provision for loan losses	—	—	—	—	—	—
Other income (loss)	1,059	3,371	4,430	(103)	3,065	955
Other expense	2,666	2,522	5,188	4,313	8,805	9,731
Net (loss) income before income tax benefit	$(1,425)	$1,076	$(349)	$(4,440)	$(5,152)	$(8,914)
Federal income tax benefit	(452)	(389)	(841)	(2,295)	(2,695)	(4,357)
Net (loss) income	$(973)	$1,465	$492	$(2,145)	$(2,457)	$(4,557)
The net interest income (expense) for Park's parent company included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. For the fiscal year ended December 31, 2016, the net interest income (expense) included interest income on loans to SEPH (paid off on December 14, 2016). Additionally, net interest income (expense) for all periods except the first and second quarters of 2018 and the first half of 2018, included interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012, which Park prepaid in full (principal plus accrued interest) on April 24, 2017.

Other income of $4.4 million for the six months ended June 30, 2018 represented an increase of $4.5 million compared to other loss of $103,000 for the six months ended June 30, 2017. The $4.5 million increase was largely due to a $4.3 million increase in income related to certain equity securities, which was impacted by the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Other expense of $5.2 million for the six months ended June 30, 2018 represented an increase of $875,000, or 20.3%, compared to $4.3 million for the six months ended June 30, 2017. The $875,000 increase was primarily related to an increase of $582,000 in professional fees and services, primarily related to the acquisition of NewDominion Bank, which was effective July 1, 2018, and an increase of $608,000 in salaries expense, offset by a $316,000 decrease in state tax expense.

SEPH

The table below reflects SEPH's net income (loss) for the first and second quarters of 2018, the first half of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q2 2018	Q1 2018	Six months YTD 2018	Six months YTD 2017	2017	2016
Net interest income	$616	$1,877	$2,493	$483	$2,089	$4,774
Recovery of loan losses	(324)	(176)	(500)	(647)	(3,258)	(9,599)
Other income	71	3,587	3,658	37	519	3,068
Other expense	857	2,025	2,882	2,072	5,367	7,367
Income (loss) before income taxes	$154	$3,615	$3,769	$(905)	$499	$10,074
Federal income tax expense (benefit)	32	759	791	(316)	1,375	3,526
Net income (loss)	$122	$2,856	$2,978	$(589)	$(876)	$6,548

Net interest income increased to $2.5 million for the six months ended June 30, 2018 from $483,000 for the six months ended June 30, 2017. The increase was the result of an increase in interest payments received from SEPH impaired loan relationships.

For the six months ended June 30, 2018, SEPH had net recoveries of loan losses of $500,000, compared to net recoveries of loan losses of $647,000 for the six months ended June 30, 2017.

The $3.6 million increase in other income for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily the result of a $2.8 million increase in gains on sale of OREO and a $1.0 million increase in loan fee income as a result of payments received from SEPH impaired loan relationships.

The $810,000 increase in other expense for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was the result of a $1.2 million increase in management and consulting fees resulting from the collection of payments on certain SEPH impaired loan relationships during 2018, offset by a $435,000 decrease in legal fees.

Legacy Vision assets at SEPH totaled $4.5 million as of June 30, 2018, compared to $18.8 million at December 31, 2017 and $19.4 million at June 30, 2017. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $2.5 million at June 30, 2018, compared to $9.0 million at December 31, 2017 and $9.1 million at June 30, 2017.

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2018, the first half of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q2 2018	Q1 2018	Six months YTD 2018	Six months YTD 2017	2017	2016
Net interest income	$64,742	$64,850	$129,592	$118,730	$243,759	$238,086
Provision for (recovery of) loan losses	1,386	260	1,646	5,457	8,557	(5,101)
Other income	23,242	26,903	50,145	39,654	86,429	84,039
Other expense	52,534	54,308	106,842	98,464	203,162	204,331
Income before income taxes	$34,064	$37,185	$71,249	$54,463	$118,469	$122,895
Federal income taxes	5,823	6,062	11,885	15,164	34,227	36,760
Net income	$28,241	$31,123	$59,364	$39,299	$84,242	$86,135

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2018 and 2017

Net interest income increased by $5.0 million, or 8.3%, to $64.7 million for the second quarter of 2018, compared to $59.8 million for the second quarter of 2017. See the discussion under the table below.

	Three months ended June 30, 2018			Three months ended June 30, 2017
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,289,056	$64,623	4.90%	$5,327,114	$61,512	4.63%
Taxable investments	1,241,104	7,746	2.50%	1,325,807	6,892	2.09%
Tax-exempt investments (2)	300,383	2,756	3.68%	226,579	2,559	4.53%
Money market instruments	54,551	271	1.99%	265,791	698	1.05%
Interest earning assets	$6,885,094	$75,396	4.39%	$7,145,291	$71,661	4.02%

Interest bearing deposits	$4,392,733	6,993	0.64%	$4,370,710	4,748	0.44%
Short-term borrowings	217,997	420	0.77%	202,352	184	0.37%
Long-term debt	427,912	2,536	2.38%	801,153	5,766	2.89%
Interest bearing liabilities	$5,038,642	$9,949	0.79%	$5,374,215	$10,698	0.80%
Excess interest earning assets	$1,846,452			$1,771,076
Tax equivalent net interest income		$65,447			$60,963
Net interest spread			3.60%			3.22%
Net interest margin			3.81%			3.42%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $127,000 for the three months ended June 30, 2018 and $290,000 for the same period of 2017.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $578,000 for the three months ended June 30, 2018 and $895,000 for the same period of 2017.

Average interest earning assets for the second quarter of 2018 decreased by $260 million, or 3.6%, to $6,885 million, compared to $7,145 million for the second quarter of 2017. The average yield on interest earning assets increased by 37 basis points to 4.39% for the second quarter of 2018, compared to 4.02% for the second quarter of 2017.

Interest income for the three months ended June 30, 2018 and 2017 includes $814,000 and $201,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB.  Excluding this income, the yield on loans was 4.84% and 4.63% for the three months ended June 30, 2018 and 2017, respectively, the yield on earning assets was 4.35% and 4.02% for the three months ended June 30, 2018 and 2017, respectively, and the net interest margin was 3.77% and 3.42% for the three months ended June 30, 2018 and 2017, respectively.

Average interest bearing liabilities for the second quarter of 2018 decreased by $335 million, or 6.2%, to $5,039 million, compared to $5,374 million for the second quarter of 2017. The average cost of interest bearing liabilities decreased by 1 basis points to 0.79% for the second quarter of 2018, compared to 0.80% for the second quarter of 2017.

Yield on Loans: Average loan balances decreased by $38 million, or 0.7%, to $5,289 million for the second quarter of 2018, compared to $5,327 million for the second quarter of 2017. The average yield on the loan portfolio increased by 27 basis points to 4.90% for the second quarter of 2018, compared to 4.63% for the second quarter of 2017.

The table below shows for the three months ended June 30, 2018 and 2017, the average balance and tax equivalent yield by type of loan.

	Three months ended June 30, 2018		Three months ended June 30, 2017
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$191,089	4.98%	$210,479	4.39%
Installment loans	1,287,018	5.01%	1,232,396	4.94%
Real estate loans	1,147,684	4.05%	1,200,915	3.83%
Commercial loans (1)(2)	2,658,955	5.19%	2,678,602	4.85%
Other	4,310	13.41%	4,722	12.96%
Total loans and leases before allowance (2)	$5,289,056	4.90%	$5,327,114	4.63%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $127,000 for the three months ended June 30, 2018 and $290,000 for the same period of 2017.
(2) Commercial loan interest income for the three months ended June 30, 2018 and 2017 includes $811,000 and $194,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding the impact of these loans, the tax equivalent yield on commercial loans was 5.07% and 4.85%, respectively. Excluding the impact of these loans, the tax equivalent yield on total loans and leases was 4.84% and 4.63%, respectively.

Cost of Deposits: Average interest bearing deposit balances increased by $22 million, or 0.5%, to $4,393 million for the second quarter of 2018, compared to $4,371 million for the second quarter of 2017. The average cost of funds on deposit balances increased by 20 basis points to 0.64% for the second quarter of 2018, compared to 0.44% for the second quarter of 2017.

The table below shows for the three months ended June 30, 2018 and 2017, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2018		Three months ended June 30, 2017
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,361,792	0.45%	$1,308,516	0.25%
Savings deposits and clubs	2,001,676	0.51%	1,935,474	0.31%
Time deposits	1,029,265	1.12%	1,126,720	0.87%
Total interest bearing deposits	$4,392,733	0.64%	$4,370,710	0.44%

Comparison for the First Half of 2018 and 2017

Net interest income increased by $10.9 million, or 9.1%, to $129.6 million for the first half of 2018, compared to $118.7 million for the first half of 2017. See the discussion under the table below.

	Six months ended June 30, 2018			Six months ended June 30, 2017
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,295,814	$129,148	4.92%	$5,302,961	$121,697	4.63%
Taxable investments	1,206,022	14,513	2.43%	1,347,896	14,030	2.10%
Tax-exempt investments (2)	300,256	5,508	3.70%	213,155	4,805	4.55%
Money market instruments	73,437	642	1.76%	192,800	947	0.99%
Interest earning assets	$6,875,529	$149,811	4.39%	$7,056,812	$141,479	4.04%

Interest bearing deposits	$4,378,091	12,834	0.59%	$4,290,900	8,523	0.40%
Short-term borrowings	248,793	995	0.81%	241,201	419	0.35%
Long-term debt	429,503	4,984	2.34%	777,804	11,559	3.00%
Interest bearing liabilities	$5,056,387	$18,813	0.75%	$5,309,905	$20,501	0.78%
Excess interest earning assets	$1,819,142			$1,746,907
Tax equivalent net interest income		$130,998			$120,978
Net interest spread			3.64%			3.26%
Net interest margin			3.84%			3.46%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $250,000 for the six months ended June 30, 2018 and $567,000 for the same period of 2017.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $1.2 million for the six months ended June 30, 2018 and $1.7 million for the same period of 2017.

Average interest earning assets for the first half of 2018 decreased by $181 million, or 2.6%, to $6,876 million, compared to $7,057 million for the first half of 2017. The average yield on interest earning assets increased by 35 basis points to 4.39% for the first half of 2018, compared to 4.04% for the first half of 2017.

Interest income for the six months ended June 30, 2018 and 2017 includes $3.3 million and $482,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB.  Excluding this income, the yield on loans was 4.80% and 4.62% for the six months ended June 30, 2018 and 2017, respectively, the yield on earning assets was 4.30% and 4.04% for the six months ended June 30, 2018 and 2017, respectively, and the net interest margin was 3.75% and 3.45% for the six months ended June 30, 2018 and 2017, respectively.

Average interest bearing liabilities for the first half of 2018 decreased by $254 million, or 4.8%, to $5,056 million, compared to $5,310 million for the first half of 2017. The average cost of interest bearing liabilities decreased by 3 basis points to 0.75% for the first half of 2018, compared to 0.78% for the first half of 2017.

Yield on Loans: Average loan balances decreased by $7 million, or 0.1%, to $5,296 million for the first half of 2018, compared to $5,303 million for the first half of 2017. The average yield on the loan portfolio increased by 29 basis points to 4.92% for the first half of 2018, compared to 4.63% for the first half of 2017.

The table below shows for the six months ended June 30, 2018 and 2017, the average balance and tax equivalent yield by type of loan.

	Six months ended June 30, 2018		Six months ended June 30, 2017
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$194,938	4.93%	$211,618	4.29%
Installment loans	1,280,442	4.97%	1,208,701	4.97%
Real estate loans	1,152,043	4.02%	1,204,936	3.83%
Commercial loans (1) (2)	2,663,876	5.26%	2,672,223	4.85%
Other	4,515	13.09%	5,483	11.35%
Total loans and leases before allowance (2)	$5,295,814	4.92%	$5,302,961	4.63%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $250,000 for the six months ended June 30, 2018 and $567,000 for the same period of 2017.
(2) Commercial loan interest income for the six months ended June 30, 2018 and 2017 includes $3.3 million and $469,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding the impact of these loans, the tax equivalent yield on commercial loans was 5.02% and 4.84%, respectively. Excluding the impact of these loans, the tax equivalent yield on total loans and leases was 4.80% and 4.62%, respectively.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2018 and for the fiscal years ended December 31, 2017, 2016 and 2015.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - first six months	4.92%	2.68%	1.76%	4.39%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2018 and a 35% federal corporate income tax rate for 2017, 2016 and 2015. The taxable equivalent adjustment was $250,000 for the six months ended June 30, 2018, and $1.1 million, $1.0 million and $767,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2018 and a 35% federal corporate income tax rate for 2017, 2016 and 2015. The taxable equivalent adjustment was $1.2 million for the six months ended June 30, 2018, and $3.9 million, $1.4 million and $98,000 for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.
(3) Interest income for the six months ended June 30, 2018, and the years ended 2017, 2016, and 2015 includes $3.3 million, $2.3 million, $6.2 million, and $1.1 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding this income, the yield on loans was 4.80%, 4.66%, 4.64% and 4.66%, for the six months ended June 30, 2018, and the fiscal years ended December 31, 2017, 2016, and 2015, respectively and the yield on earning assets was 4.30%, 4.05%, 4.00%, and 3.95%, for the six months ended June 30, 2018 and for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.

Cost of Deposits: Average interest bearing deposit balances increased by $87 million, or 2.0%, to $4,378 million for the first half of 2018, compared to $4,291 million for the first half of 2017. The average cost of funds on deposit balances increased by 19 basis points to 0.59% for the first half of 2018, compared to 0.40% for the first half of 2017.

The table below shows for the six months ended June 30, 2018 and 2017, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2018		Six months ended June 30, 2017
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,339,507	0.40%	$1,280,645	0.21%
Savings deposits and clubs	2,009,171	0.48%	1,897,580	0.27%
Time deposits	1,029,413	1.07%	1,112,675	0.84%
Total interest bearing deposits	$4,378,091	0.59%	$4,290,900	0.40%

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2018 and for the fiscal years ended December 31, 2017, 2016 and 2015.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2015 - year	0.30%	0.18%	3.10%	0.72%
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - first six months	0.59%	0.81%	2.34%	0.75%

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

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month and six-month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
ALLL, beginning balance	$48,969	$49,922	$49,988	$50,624

Net charge-offs (recoveries) :
Park's Ohio-based operations	1,227	1,047	2,682	2,906
SEPH	(324)	(366)	(500)	(647)
Park	903	681	2,182	2,259

Provision for (recovery of) loan losses:
Park's Ohio-based operations	1,710	4,947	2,146	6,104
SEPH	(324)	(366)	(500)	(647)
Park	1,386	4,581	1,646	5,457

ALLL, ending balance	$49,452	$53,822	$49,452	$53,822

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.09%	0.08%	0.10%	0.11%
SEPH	N.M.	(12.50)%	(29.55)%	(10.85)%
Park	0.07%	0.05%	0.08%	0.09%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at June 30, 2018, December 31, 2017 and June 30, 2017.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Total allowance for loan losses	$49,452	$49,988	$53,822
Specific reserves	1,396	684	4,145
General reserves	$48,056	$49,304	$49,677

Total loans	$5,323,164	$5,361,593	$5,354,148
Impaired commercial loans	60,070	46,242	62,405
Non-impaired loans	$5,263,094	$5,315,351	$5,291,743

Total allowance for loan losses to total loans ratio	0.93%	0.93%	1.01%
General reserves as a % of non-impaired loans	0.91%	0.93%	0.94%

The allowance for loan losses of $49.5 million at June 30, 2018 represented a $536,000, or 1.1%, decrease compared to $50.0 million at December 31, 2017. This decrease was the result of a $1.2 million decrease in general reserves, offset by a $712,000 increase in specific reserves. The decrease in general reserves was largely the result of a decline in loan balances.

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

The following table compares Park’s nonperforming assets at June 30, 2018, December 31, 2017 and June 30, 2017.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans	$81,124	$72,056	$90,378
Accruing TDRs	16,306	20,111	18,631
Loans past due 90 days or more	1,437	1,792	1,895
Total nonperforming loans	$98,867	$93,959	$110,904

OREO – PNB	3,280	6,524	7,108
OREO – SEPH	2,449	7,666	7,773
Other nonperforming assets - PNB	—	4,849	—
Total nonperforming assets	$104,596	$112,998	$125,785

Percentage of nonaccrual loans to total loans	1.52%	1.34%	1.68%
Percentage of nonperforming loans to total loans	1.86%	1.75%	2.07%
Percentage of nonperforming assets to total loans	1.96%	2.10%	2.34%
Percentage of nonperforming assets to total assets	1.40%	1.50%	1.61%

Nonperforming assets for Park's Ohio-based operations and for SEPH as of June 30, 2018, December 31, 2017 and June 30, 2017 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans	$79,489	$61,753	$79,688
Accruing TDRs	16,306	20,111	18,631
Loans past due 90 days or more	1,437	1,792	1,895
Total nonperforming loans	$97,232	$83,656	$100,214

OREO – PNB	3,280	6,524	7,108
Other nonperforming assets - PNB	—	4,849	—
Total nonperforming assets	$100,512	$95,029	$107,322

Percentage of nonaccrual loans to total loans	1.49%	1.15%	1.49%
Percentage of nonperforming loans to total loans	1.83%	1.56%	1.87%
Percentage of nonperforming assets to total loans	1.89%	1.77%	2.00%
Percentage of nonperforming assets to total assets	1.36%	1.27%	1.38%

SEPH - Nonperforming Assets

(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans	$1,635	$10,303	$10,690
Accruing TDRs	—	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$1,635	$10,303	$10,690

OREO – SEPH	2,449	7,666	7,773
Total nonperforming assets	$4,084	$17,969	$18,463

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At June 30, 2018, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for amounts different from management’s estimates.

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

As of June 30, 2018, Park had taken partial charge-offs of $11.4 million related to the $61.7 million of commercial loans considered to be impaired, compared to partial charge-offs of $10.0 million related to the $56.5 million of impaired commercial loans at December 31, 2017.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2017 to incorporate losses through December 31, 2017.

The allowance for loan losses related to performing commercial loans was $31.0 million or 1.18% of the outstanding principal balance of performing commercial loans at June 30, 2018. At June 30, 2018, the coverage level within the commercial loan portfolio was approximately 3.18 years compared to 3.24 years at December 31, 2017. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 96-month period ended December 31, 2017, for the commercial loan portfolio was 0.37%. This 96-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

The overall reserve of 1.18% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.18%; special mention commercial loans are reserved at 2.83%; and substandard commercial loans are reserved at 9.65%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 96-month loss experience of 0.37% are due to the following factors which management reviews on a quarterly or annual basis:

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. There was no change to the environmental loss factor during the second quarter of 2018.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 96 months, through December 31, 2017. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). At June 30, 2018, the coverage level within the consumer loan portfolio was approximately 1.89 years compared to 1.92 years at December 31, 2017. Historical loss experience, over the 96-month period ended December 31, 2017, for the consumer loan portfolio was 0.34%.

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

Other Income

Other income increased by $2.5 million to $23.2 million for the quarter ended June 30, 2018, compared to $20.7 million for the second quarter of 2017, and increased by $10.5 million to $50.1 million for the six months ended June 30, 2018, compared to $39.7 million for the six months ended June 30, 2017.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Income from fiduciary activities	$6,666	$6,025	$641	$13,061	$11,539	$1,522
Service charges on deposit accounts	2,826	3,156	(330)	5,748	6,295	(547)
Other service income	3,472	3,447	25	7,644	6,251	1,393
Check card fee income	4,382	4,040	342	8,384	7,801	583
Bank owned life insurance income	1,031	1,114	(83)	2,040	2,217	(177)
ATM fees	510	561	(51)	1,034	1,103	(69)
OREO valuation adjustments	(114)	(272)	158	(321)	(345)	24
(Loss) gain on sale of OREO, net	(147)	53	(200)	4,174	153	4,021
Net loss on sale of investment securities	—	—	—	(2,271)	—	(2,271)
Unrealized gain on equity securities	304	—	304	3,793	—	3,793
Other components of net periodic pension benefit income	1,705	1,448	257	3,410	2,896	514
Miscellaneous	2,607	1,127	1,480	3,449	1,744	1,705
Total other income	$23,242	$20,699	$2,543	$50,145	$39,654	$10,491

The following table breaks out the change in total other income for the three and six months ended June 30, 2018 compared to the same periods ended June 30, 2017 between Park’s Ohio-based operations and SEPH.

	Change from 2017 to 2018 for the three months ended June 30,			Change from 2017 to 2018 for the six months ended June 30,
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$641	$—	$641	$1,522	$—	$1,522
Service charges on deposit accounts	(330)	—	(330)	(547)	—	(547)
Other service income	4	21	25	361	1,032	1,393
Check card fee income	342	—	342	583	—	583
Bank owned life insurance income	(83)	—	(83)	(177)	—	(177)
ATM fees	(51)	—	(51)	(69)	—	(69)
OREO valuation adjustments	200	(42)	158	243	(219)	24
(Loss) gain on sale of OREO, net	(227)	27	(200)	1,257	2,764	4,021
Net loss on sale of investment securities	—	—	—	(2,271)	—	(2,271)
Unrealized gain on equity securities	304	—	304	3,793	—	3,793
Other components of net periodic pension benefit income	252	5	257	504	10	514
Miscellaneous	1,429	51	1,480	1,670	35	1,705
Total other income	$2,481	$62	$2,543	$6,869	$3,622	$10,491

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $641,000, or 10.6%, to $6.7 million for the three months ended June 30, 2018, compared to $6.0 million for the same period in 2017 and increased $1.5 million, or 13.2%, to $13.1 million for the six months ended June 30, 2018, compared to $11.5 million for the same period in 2017. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the six months ended June 30, 2018 was $5,422 million compared to $4,926 million for the six months ended June 30, 2017.

Service charges on deposits decreased by $330,000, or 10.5%, to $2.8 million for the three months ended June 30, 2018, compared to $3.2 million for the same period in 2017 and decreased $547,000, or 8.7%, to $5.7 million for the six months ended June 30, 2018, compared to $6.3 million for the same period in 2017, largely as a result of a decline in non-sufficient funds (NSF) fee income.

Other service income increased by $1.4 million, or 22.3%, to $7.6 million for the six months ended June 30, 2018, compared to $6.3 million for the same period of 2017. The primary reason for the increase was the recovery of fees from certain SEPH impaired relationships.

Checkcard fee income increased by $342,000, or 8.5%, to $4.4 million for the three months ended June 30, 2018, compared to $4.0 million for the same period of 2017 and increased $583,000, or 7.5%, to $8.4 million for the six months ended June 30, 2018, compared to $7.8 million for the same period of 2017. The increases in 2018 were attributable to continued increases in the volume of debit card transactions.

Gain on sale of OREO, net increased by $4.0 million, to $4.2 million for the six months ended June 30, 2018, compared to $153,000 for the same period in 2017. The increase is primarily due to a $4.1 million gain on the sale of one OREO property during the first three months of 2018, which was partially participated to PNB from SEPH.

During the six months ended June 30, 2018, investment securities with a book value of $254.3 million were sold at a net loss of $2.3 million. There were no securities sold during the same period of 2017.

During the six months ended June 30, 2018, there were unrealized gains on equity securities of $3.8 million. Prior to January 1, 2018, unrealized gains on equity securities were recognized in other comprehensive income. With the adoption of ASU 2016-01 on January 1, 2018, Park recorded an increase of $1.9 million to beginning retained earnings with all future changes in unrealized gains/loss on equity securities being recorded on the consolidated condensed statement of income.

Miscellaneous income increased by $1.5 million to $2.6 million for the three months ended June 30, 2018, compared to $1.1 million for the three months ended June 30, 2017 and increased $1.7 million to $3.4 million for the six months ended June 30, 2018, compared to $1.7 million for the six months ended June 30, 2017. The increase for the year-to-date periods was primarily related to a $752,000 increase in income from equity investments, a $486,000 increase in net gain on sale of assets, and a $308,000 increase in income from the operation of OREO properties for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Other Expense

Other expense increased by $3.0 million to $52.5 million for the quarter ended June 30, 2018, compared to $49.6 million for the second quarter of 2017, and increased by $8.4 million to $106.8 million for the six months ended June 30, 2018, compared to $98.5 million for the six months ended June 30, 2017.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Salaries	$24,103	$23,001	$1,102	$49,423	$45,718	$3,705
Employee benefits	7,630	6,206	1,424	14,659	12,674	1,985
Occupancy expense	2,570	2,565	5	5,506	5,200	306
Furniture and equipment expense	4,013	3,640	373	8,162	7,258	904
Data processing fees	1,902	1,676	226	3,675	3,641	34
Professional fees and services	6,123	6,018	105	12,313	10,847	1,466
Marketing	1,185	1,084	101	2,403	2,140	263
Insurance	1,196	1,517	(321)	2,624	3,087	(463)
Communication	1,189	1,155	34	2,439	2,488	(49)
State tax expense	958	943	15	2,063	2,006	57
Miscellaneous	1,665	1,749	(84)	3,575	3,405	170
Total other expense	$52,534	$49,554	$2,980	$106,842	$98,464	$8,378

The following table breaks out the change in total other expense for the three and six months ended June 30, 2018, compared to the same period ended June 30, 2017 between Park’s Ohio-based operations and SEPH.

	Change from 2017 to 2018 for the three months ended June 30,			Change from 2017 to 2018 for the six months ended June 30,
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries	$1,105	$(3)	$1,102	$3,723	$(18)	$3,705
Employee benefits	1,362	62	1,424	1,934	51	1,985
Occupancy expense	5	—	5	306	—	306
Furniture and equipment expense	373	—	373	904	—	904
Data processing fees	226	—	226	34	—	34
Professional fees and services	592	(487)	105	680	786	1,466
Marketing	101	—	101	263	—	263
Insurance	(321)	—	(321)	(463)	—	(463)
Communication	34	—	34	(49)	—	(49)
State tax expense	15	—	15	47	10	57
Miscellaneous	(103)	19	(84)	188	(18)	170
Total other expense	$3,389	$(409)	$2,980	$7,567	$811	$8,378

Salaries increased by $1.1 million, or 4.8%, to $24.1 million for the three months ended June 30, 2018, compared to $23.0 million for the same period in 2017 and increased by $3.7 million, or 8.1%, to $49.4 million for the six months ended June 30, 2018, compared to $45.7 million for the same period in 2017. The increase for the six months ended June 30, 2018 was due to a $1.1 million one-time incentive paid out in March 2018, along with an $1.2 million increase in salary expense, a $629,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and the 2017 Employee LTIP, and a $500,000 increase in incentive compensation expense.

Employee benefits increased by $1.4 million, or 22.9%, to $7.6 million for the three months ended June 30, 2018, compared to $6.2 million for the same period in 2017 and increased $2.0 million, or 15.7%, to $14.7 million for the six months ended June 30, 2018, compared to $12.7 million for the same period in 2017. The increase for the six months ended June 30, 2018 was primarily due to a $788,000 increase in expense related to Park's voluntary salary deferral plan, a $611,000 increase in group insurance costs and a $555,000 increase in pension service cost expense. The Company contribution match under the voluntary salary deferral plan was increased from 25% to 50% in March of 2018.

Furniture and equipment expense increased by $373,000, or 10.2%, to $4.0 million for the three months ended June 30, 2018, compared to $3.6 million for the same period in 2017 and increased $904,000, or 12.5%, to $8.2 million for the six months ended June 30, 2018, compared to $7.3 million for the same period in 2017. The increases for the three and six months ended June 30, 2018 were primarily due to maintenance and repairs on equipment.

Professional fees and services increased by $105,000, or 1.7%, to $6.1 million for the three months ended June 30, 2018, compared to $6.0 million for the same period in 2017 and increased $1.5 million, or 13.5%, to $12.3 million for the six months ended June 30, 2018, compared to $10.8 million for the same period in 2017. The $786,000 increase at SEPH for the six months ended June 30, 2018 was primarily the result of a $1.2 million increase in management and consulting fees resulting from the collection of payments on certain SEPH impaired loan relationships during the first six months of 2018, offset by a $435,000 decrease in legal expense. The $680,000 increase at the Ohio based operations for the six months ended June 30, 2018 was largely the result of a $504,000 increase in legal expense at the Parent Company primarily related to the acquisition of NewDominion Bank, which was effective July 1, 2018.

Income Tax

Federal income tax expense was $5.8 million for the second quarter of 2018, compared to $7.3 million for the second quarter of 2017, and was $11.9 million for the six months ended June 30, 2018, compared to $15.2 million for the six months ended June 30, 2017. Effective January 1, 2018, the federal corporate income tax rate was lowered to 21% from 35%. The effective federal income tax rate for the second quarter of 2018 was 17.1%, compared to 27.8% for the same period in 2017 and the effective federal income tax rate for the six months ended June 30, 2018 was 16.7%, compared to 27.8% for the six months ended June

30, 2017. The difference between the statutory federal income tax rate and Park’s effective federal income tax rate is due to permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2018 year will be approximately $5.4 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At June 30, 2018 and December 31, 2017

Changes in Financial Condition

Total assets decreased by $75.5 million, or 1.0%, during the first six months of 2018 to $7,462 million at June 30, 2018, compared to $7,538 million at December 31, 2017. This decrease was primarily due to the following:

•	Loans decreased by $47.5 million, or 0.9%, to $5,325 million at June 30, 2018, compared to $5,372 million at December 31, 2017.

•
Cash and cash equivalents decreased by $23.0 million to $146.2 million at June 30, 2018, compared to $169.1 million at December 31, 2017. Money market instruments were $23.2 million at June 30, 2018, compared to $37.2 million at December 31, 2017 and Cash and due from banks were $122.9 million at June 30, 2018, compared to $131.9 million at December 31, 2017.

Total liabilities decreased by $74.5 million, or 1.1%, during the first six months of 2018 to $6,707 million at June 30, 2018, from $6,782 million at December 31, 2017. This decrease was primarily due to the following:

•	Short-term borrowings decreased by $175.2 million, or 44.8%, to $216.1 million at June 30, 2018, compared to $391.3 million at December 31, 2017.

•	Long-term borrowings decreased by $100.0 million, or 20.0%, to $400.0 million at June 30, 2018, compared to $500.0 million at December 31, 2017.

•	Total deposits increased by $198.5 million, or 3.4%, to $6,016 million at June 30, 2018, compared to $5,817 million at December 31, 2017.

Total shareholders’ equity decreased by $1.0 million, or 0.1%, to $755.1 million at June 30, 2018, from $756.1 million at December 31, 2017.

•
Retained earnings increased by $31.6 million during the period as a result of net income of $59.4 million and cumulative effects of changes in accounting principle of $5.7 million, offset by common share dividends of $33.2 million.

•	Treasury shares increased by $4.5 million during the period as a result of the repurchase of treasury shares, offset by the issuance of treasury shares.

•
Accumulated other comprehensive loss, net of taxes increased by $28.6 million during the period as a result of unrealized net holding losses on securities available for sale, net of taxes, of $25.8 million, and the cumulative effects of changes in accounting principle of $4.8 million, offset by a net realized loss on the sale of securities of $2.0 million reclassified from accumulated other comprehensive loss.

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

Liquidity

Cash provided by operating activities was $60.5 million and $40.0 million for the six months ended June 30, 2018 and 2017, respectively. Net income was the primary source of cash from operating activities for each of the six months ended June 30, 2018 and 2017.
Cash provided by investing activities was $32.4 million for the six months ended June 30, 2018 and cash used in investing activities was $89.5 million for the six months ended June 30, 2017. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions used cash of $29.6 million for the six months ended June 30, 2018 and provided cash of $5.5 million for the six months ended June 30, 2017. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $53.2 million and cash used by the net increase in the loan portfolio was $94.2 million for the six months ended June 30, 2018 and 2017, respectively.

Cash used in financing activities was $115.9 million for the six months ended June 30, 2018 and cash provided by financing activities was $314.1 million for the six months ended June 30, 2017. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $198.5 million and $439.6 million of cash for the six months ended June 30, 2018 and 2017, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the six months ended June 30, 2018, net short-term borrowings decreased and used $175.2 million in cash, and net long-term borrowings decreased and used $100.0 million in cash. For the six months ended June 30, 2017, net short-term borrowings decreased and used $211.0 million in cash, while net long-term borrowings increased and provided $120.0 million in cash. Finally, cash declined by $32.9 million for the six months ended June 30, 2018 and $28.8 million for the six months ended June 30, 2017, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $50.0 million revolving line of credit with another financial institution, which had an outstanding balance of $10.0 million as of June 30, 2018. The Corporation’s loan to asset ratio was 71.36% at June 30, 2018, compared to 71.28% at December 31, 2017 and 68.51% at June 30, 2017. Cash and cash equivalents were $146.2 million at June 30, 2018, compared to $169.1 million at December 31, 2017 and $411.1 million at June 30, 2017. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2018 was $755.1 million, or 10.1% of total assets, compared to $756.1 million, or 10.0% of total assets, at December 31, 2017 and $752.2 million, or 9.6% of total assets, at June 30, 2017.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2018. The following table indicates the capital ratios for PNB and Park at June 30, 2018 and December 31, 2017.

	As of June 30, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.93%	10.85%	10.85%	12.18%
Park National Corporation	10.12%	13.75%	13.48%	14.66%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2017
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.36%	10.35%	10.35%	11.60%
Park National Corporation	9.44%	13.22%	12.94%	14.14%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 43 of Park’s 2017 Annual Report (Table 38) for disclosure concerning contractual obligations and commitments at December 31, 2017. There were no significant changes in contractual obligations and commitments during the first six months of 2018.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Loan commitments	$935,018	$893,205
Standby letters of credit	$12,068	$13,421

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

On page 43 (Table 37) of Park’s 2017 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $407 million or 5.88% of total interest earning assets at December 31, 2017. At June 30, 2018, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $204 million or 2.95% of total interest earning assets.

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

On page 43 of Park’s 2017 Annual Report, management reported that at December 31, 2017, the earnings simulation model projected that net income would decrease by 1.8% using a rising interest rate scenario and decrease by 5.2% using a declining interest rate scenario over the next year. At June 30, 2018, the earnings simulation model projected that net income would decrease by 1.7% using a rising interest rate scenario and would decrease by 1.8% in a declining interest rate scenario. At June 30, 2018, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2018, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2018	—	$—	—	1,380,000
May 1 through May 31, 2018	17,645	114.27	17,645	1,362,355
June 1 through June 30, 2018	32,355	116.41	32,355	1,330,000
Total	50,000	$115.66	50,000	1,330,000

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a), (b) Not applicable.

Item 6.      Exhibits

2.1
Agreement and Plan of Merger and Reorganization among Park National Corporation, The Park National Bank and NewDominion Bank, dated as of January 22, 2018 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on January 26, 2018 (File No. 1-13006))*

3.1(a)
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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10.1
Second Amendment to Credit Agreement, made and entered into as of May 17, 2018, by and between Park National Corporation and U.S. Bank National Association (Incorporated herein by reference to Exhibit 10.1 to Park's Current Report on Form 8-K dated and filed on May 21, 2018 (File No. 1-13006))

10.2
Third Amendment to Credit Agreement, made and entered into as of June 22, 2018, by and between Park National Corporation and U.S. Bank National Association (Incorporated herein by reference to Exhibit 10.1 to Park's Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 1-13006))

10.3
Note issued by Park National Corporation on June 22, 2018 to U.S. Bank National Association in the maximum original principal amount of $50,000,000 (Incorporated herein by reference to Exhibit 10.2 to Park's Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 1-13006))

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and months ended June 30, 2018 and 2017 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

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

PARK NATIONAL CORPORATION

DATE: July 27, 2018	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: July 27, 2018	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer