Form 10-Q
period 2018-09-30
PARK NATIONAL CORP /OH/
filed 2018-11-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

 Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,698,181 Common shares, no par value per share, outstanding at November 01, 2018.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$106,578	$131,946
Money market instruments	38,026	37,166
Cash and cash equivalents	144,604	169,112
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,074,605 and $1,097,645 at September 30, 2018 and December 31, 2017, respectively)	1,032,265	1,091,881
Debt securities held-to-maturity, at amortized cost (fair value of $344,341 and $363,779 at September 30, 2018 and December 31, 2017, respectively)	350,642	357,197
Other investment securities	56,104	63,746
Total investment securities	1,439,011	1,512,824

Loans	5,625,323	5,372,483
Allowance for loan losses	(50,246)	(49,988)
Net loans	5,575,077	5,322,495
Bank owned life insurance	190,290	189,322
Prepaid assets	99,772	97,712
Goodwill and other intangibles	119,999	72,334
Premises and equipment, net	57,515	55,901
Affordable housing tax credit investments	52,116	49,669
Other real estate owned	5,276	14,190
Accrued interest receivable	23,907	22,164
Mortgage loan servicing rights	10,096	9,688
Other	38,828	22,209
Total assets	$7,756,491	$7,537,620

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,727,210	$1,633,941
Interest bearing	4,552,116	4,183,385
Total deposits	6,279,326	5,817,326
Short-term borrowings	179,818	391,289
Long-term debt	400,000	500,000
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	22,282	14,282
Accrued interest payable	3,264	2,278
Other	47,710	41,344
Total liabilities	$6,947,400	$6,781,519

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,586,169 shares issued at September 30, 2018 and 16,150,752 shares issued at December 31, 2017)	357,709	307,726
Retained earnings	603,091	561,908
Treasury shares (899,637 shares at September 30, 2018 and 862,558 shares at December 31, 2017)	(91,559)	(87,079)
Accumulated other comprehensive loss, net of taxes	(60,150)	(26,454)
Total shareholders' equity	809,091	756,101
Total liabilities and shareholders’ equity	$7,756,491	$7,537,620

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:

Interest and fees on loans	$69,905	$63,110	$198,803	$184,240

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	7,691	6,757	22,204	20,787
Obligations of states and political subdivisions - tax-exempt	2,205	1,974	6,557	5,098
Other interest income	428	1,383	1,070	2,330
Total interest and dividend income	80,229	73,224	228,634	212,455

Interest expense:

Interest on deposits:
Demand and savings deposits	6,412	2,882	13,809	6,787
Time deposits	3,328	2,521	8,765	7,139

Interest on borrowings:
Short-term borrowings	288	197	1,283	616
Long-term debt	2,525	6,073	7,509	17,632

Total interest expense	12,553	11,673	31,366	32,174

Net interest income	67,676	61,551	197,268	180,281

Provision for loan losses	2,940	3,283	4,586	8,740
Net interest income after provision for loan losses	64,736	58,268	192,682	171,541

Other income:
Income from fiduciary activities	6,418	5,932	19,479	17,471
Service charges on deposit accounts	2,861	3,216	8,609	9,511
Other service income	3,246	3,357	10,890	9,608
Checkcard fee income	4,352	3,974	12,736	11,775
Bank owned life insurance income	2,585	1,573	4,625	3,790
ATM fees	500	605	1,534	1,708
OREO valuation adjustments	(77)	(22)	(398)	(367)
(Loss) gain on sale of OREO, net	(81)	51	4,093	204
Net loss on sale of investment securities	—	—	(2,271)	—
(Loss) gain on equity securities, net	(326)	—	3,467	—
Other components of net periodic pension benefit income	1,705	1,448	5,115	4,344
Miscellaneous	2,881	3,403	6,330	5,147
Total other income	24,064	23,537	74,209	63,191

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other expense:
Salaries	$27,229	$23,302	$76,652	$69,020
Employee benefits	7,653	5,943	22,312	18,617
Occupancy expense	2,976	2,559	8,482	7,759
Furniture and equipment expense	3,807	3,868	11,969	11,126
Data processing fees	2,580	1,919	6,255	5,560
Professional fees and services	8,065	6,100	20,378	16,947
Marketing	1,364	1,122	3,767	3,262
Insurance	1,388	1,499	4,012	4,586
Communication	1,207	1,110	3,646	3,598
State tax expense	1,000	912	3,063	2,918
Amortization of intangibles	289	—	289	—
Miscellaneous	1,758	2,925	5,333	6,330
Total other expense	59,316	51,259	166,158	149,723

Income before income taxes	29,484	30,546	100,733	85,009

Income taxes	4,722	8,434	16,607	23,598

Net income	$24,762	$22,112	$84,126	$61,411

Earnings per Common Share:
Basic	$1.58	$1.45	$5.46	$4.01
Diluted	$1.56	$1.44	$5.41	$3.99

Weighted average common shares outstanding
Basic	15,686,542	15,287,974	15,420,135	15,299,039
Diluted	15,832,734	15,351,590	15,560,666	15,394,199

Cash dividends declared	$0.96	$0.94	$3.11	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$24,762	$22,112	$84,126	$61,411

Other comprehensive (loss) income, net of tax:
Net loss realized on sale of securities, net of income tax benefit of $538 for the nine months ended September 30, 2018	—	—	2,024	—
Unrealized net holding (loss) gain on debt securities available-for-sale, net of federal income tax effect of $(1,364) and $380 for the three months ended September 30, 2018 and 2017, and $(8,217) and $2,551 for the nine months ended September 30, 2018 and 2017, respectively	(5,141)	707	(30,919)	4,740
Other comprehensive (loss) income	$(5,141)	$707	$(28,895)	$4,740

Comprehensive income	$19,621	$22,819	$55,231	$66,151

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2017	$—	$305,826	$535,631	$(81,472)	$(17,745)
Net income			61,411
Other comprehensive income, net of tax					4,740
Dividends on common shares at $2.82 per share			(43,411)
Cash payment for fractional common shares in dividend reinvestment plan		(4)
Issuance of 9,674 common shares under share-based compensation awards, net of 3,293 common shares withheld to pay employee income taxes		(795)	(197)	$645
Repurchase of 70,000 common shares to be held as treasury shares				$(7,378)
Share-based compensation expense		2,116
Balance at September 30, 2017	$—	$307,143	$553,434	$(88,205)	$(13,005)

Balance at January 1, 2018, as previously presented	$—	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax			1,917		(995)
Balance at January 1, 2018, as adjusted	—	307,726	563,825	(87,079)	(27,449)
Reclassification of disproportionate income tax effects			3,806		(3,806)
Net income			84,126
Other comprehensive loss, net of tax					(28,895)
Dividends on common shares at $3.11 per share			(48,349)
Cash payment for fractional common shares in dividend reinvestment plan		(3)
Issuance of 435,457 common shares for the acquisition of NewDominion Bank		48,519
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes		(1,597)	(317)	1,304
Repurchase of 50,000 common shares to be held as treasury shares				(5,784)
Share-based compensation expense		3,064
Balance at September 30, 2018	$—	$357,709	$603,091	$(91,559)	$(60,150)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$84,126	$61,411

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,586	8,740
Amortization of loan fees and costs, net	(4,631)	(4,352)
Increase in prepaid dealer premiums	(1,399)	(4,313)
Provision for depreciation	6,446	6,463
Amortization of investment securities, net	932	1,013
Realized net investment securities losses	2,271	—
Gain on equity securities, net	(3,467)	—
Amortization of prepayment penalty on long-term debt	—	4,711
Loan originations to be sold in secondary market	(153,093)	(168,255)
Proceeds from sale of loans in secondary market	154,544	170,703
Gain on sale of loans in secondary market	(3,604)	(3,431)
Share-based compensation expense	3,064	2,116
OREO valuation adjustments	398	367
Gain on sale of OREO, net	(4,093)	(204)
Bank owned life insurance income	(4,625)	(3,790)
Investment in qualified affordable housing tax credits amortization	5,553	5,592

Changes in assets and liabilities:
Decrease (increase) in other assets	6,575	(5,603)
Increase (decrease) in other liabilities	4,536	(4,502)
Net cash provided by operating activities	$98,119	$66,666

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$7,004	$—
Proceeds from sales of securities	244,399	—
Proceeds from calls and maturities of:
Available-for-sale debt securities	151,860	128,736
Held-to-maturity debt securities	10,102	12,264
Purchases of:
Available-for-sale debt securities	(373,372)	(29,684)
Held-to-maturity debt securities	(4,946)	(96,293)
Equity securities	(2,590)	—
Net loan paydowns (originations), portfolio loans	12,027	(95,808)
Proceeds from the sale of OREO	11,919	2,363
Life insurance death benefits	4,028	1,037
Purchases of premises and equipment	(7,145)	(4,995)
Cash received from acquisitions, net	12,270	—
Net cash provided by (used in) investing activities	$65,556	$(82,380)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2018	2017
Financing activities:
Net increase in deposits	$177,626	$452,366
Net decrease in short-term borrowings	(211,471)	(201,899)
Proceeds from issuance of long-term debt	25,000	150,000
Repayment of subordinated notes	—	(30,000)
Repayment of long-term debt	(125,000)	—
Value of common shares withheld to pay employee income taxes	(610)	(347)
Repurchase of common shares to be held as treasury shares	(5,784)	(7,378)
Cash dividends paid	(47,944)	(43,122)
Net cash (used in) provided by financing activities	$(188,183)	$319,620

(Decrease) increase in cash and cash equivalents	(24,508)	303,906

Cash and cash equivalents at beginning of year	169,112	146,446

Cash and cash equivalents at end of period	$144,604	$450,352

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$30,424	$31,743

Income taxes	$5,525	$18,690

Non-cash items:
Loans transferred to OREO	$1,037	$2,991

Loans transferred to repossessed assets	$11,379	$—

New commitments in affordable housing tax credit investments	$8,000	$7,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2018.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2017 from Park’s 2017 Annual Report to Shareholders (“Park's 2017 Annual Report”). Prior period financial statements reflect the retrospective application of Accounting Standards Update ("ASU") 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This change in classification had no effect on reported net income.

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

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and issued but not yet effective accounting standards:

Adoption of New Accounting Pronouncements

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of ASC 606. Certain services that fall within the scope of ASC 606 are presented within Other Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include income from fiduciary activities, service charges on deposit accounts, other service income, checkcard fee income, ATM fees, and gain (loss) on sale of OREO, net. The adoption of this guidance on January 1, 2018 did not have a material impact on Park's consolidated financial statements. However, the adoption of this standard resulted in additional disclosures beginning with the first quarter 2018 Form 10-Q. Reference Note 20 - Revenue from Contracts with Customers, for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes reflected in the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale ("AFS") securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 resulted in an $1.9 million increase to beginning retained earnings and a $995,000 increase to beginning accumulated other comprehensive loss. Additional income of $3.2 million, $1.3 million and $89,000 was recorded in the first, second and third quarters of 2018, respectively, as a result of changes to the accounting for equity investments. Further, beginning with the first quarter of 2018, Park's fair value disclosures in Note 16 - Fair Value, have incorporated the revised disclosure requirements for financial investments.

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

ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, all prior periods have been recast to separately record the service cost component and other components of net benefit cost. For all periods presented, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income. See Note 14 - Benefit Plans, for further details.

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

ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects, resulting from the federal corporate income tax rate enacted under the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical federal corporate income tax rate and the newly-enacted 21% federal corporate income tax rate. The guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The early adoption of this guidance effective January 1, 2018 resulted in a $3.8 million increase to Park's accumulated other comprehensive loss and a $3.8 million increase to retained earnings.

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

Issued But Not Yet Effective Accounting Standards

ASU 2016-02 - Leases (Topic 842): In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). This ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently analyzing data on leased assets and is in the process of implementing a software solution to assist in the adoption of this ASU. The adoption of this guidance is expected to increase both assets and liabilities, but is not expected to have a material impact on Park's consolidated statement of income.

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

ASU 2018-10 - Codification Improvements to Topic 842, Leases: In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases. This ASU includes amendments that clarify certain aspects of the guidance issued in ASU 2016-02. Park will consider this clarification in determining the appropriate adoption of ASU 2016-02, effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2018.

ASU 2018-11 - Leases (Topic 842): Targeted Improvements: In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. This ASU amends the guidance in ASU 2016-02 which is not yet effective. The amendments in the ASU provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. Additionally, this amendment provides lessors with a practical expedient, by class of asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. Park will consider this clarification in determining the appropriate adoption of ASU 2016-02, effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2018.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement by removing, modifying and adding certain requirements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt and remove or modify disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. The adoption of this guidance will not have an impact on Park’s consolidated financial statements, but will impact disclosures.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this guidance will not have an impact on Park’s consolidated financial statements, but will impact disclosures.

Note 3 - Business Combinations

On July 1, 2018, NewDominion Bank, a North Carolina state-chartered bank (“NewDominion”), merged with and into The Park National Bank, the national bank subsidiary of Park ("PNB"), with PNB continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of January 22, 2018, by and among Park, PNB, and NewDominion. In accordance with the Merger Agreement, NewDominion shareholders were permitted to make an election to receive for their shares of NewDominion common stock either $1.08 in cash without interest (the cash consideration) or 0.01023 of a Park common share, plus cash in lieu of any fractional Park common share (the stock consideration). Based on the terms of the Merger Agreement, the aggregate consideration to be paid in the merger was subject to proration and allocation procedures to ensure that 60 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were exchanged for the stock consideration and that the remaining 40 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were to be exchanged for the cash consideration, including, in each case, shares of NewDominion common stock subject to NewDominion options and restricted stock awards.

Purchase consideration consisted of 435,457 Park common shares, valued at $48.5 million, and $30.7 million in cash to acquire 91.45% of NewDominion outstanding common shares. The remaining 8.55% of NewDominion's outstanding common shares were previously held by Park. Park recognized a gain of $3.5 million as a result of remeasuring to fair value its 8.55% equity interest in NewDominion held before the business combination. The gain is included in "(Loss) gain on equity securities, net" in the consolidated condensed statements of income. The acquisition is expected to provide additional revenue growth and geographic diversification.

NewDominion's results of operations were included in Park’s results beginning July 1, 2018. For the nine months ended September 30, 2018, Park recorded merger-related expenses of $3.6 million associated with the NewDominion acquisition. Of this $3.6 million in expense, $1.8 million is included within "Professional fees and services", $1.6 million is included within "Salaries", $78,000 is included within "Employee benefits", and $197,000 is included within "Miscellaneous", in each case within "Other expense" on the consolidated condensed statements of income.

Goodwill of $40.4 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the PNB and NewDominion. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.

The following table summarizes the consideration paid for NewDominion and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$30,684
Equity instruments	48,519
Previous 8.55% investment in NewDominion	7,000
Fair value of total consideration transferred	$86,203

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42,954
Securities	1,954
Loans	272,753
Premises and equipment	940
Core deposit intangibles	6,249
Trade name intangible	1,300
Other assets	6,133
Total assets acquired	$332,283

Deposits	284,231
Other liabilities	2,254
Total liabilities assumed	286,485

Net identifiable assets	45,798

Goodwill	$40,405

Park accounted for the NewDominion acquisition using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Park continues to finalize the fair values of loans, intangible assets, and deferred taxes. As a result, the fair value adjustments are preliminary and may change as information becomes available. Fair value adjustments will be finalized no later than July 2019.

The fair value of net assets acquired includes fair value adjustments to loans that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, Park believes that all contractual cash flows related to these loans will be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Loans acquired that were not subject to these requirements included non-impaired loans with a fair value and gross contractual amounts receivable of $267.9 million and $272.9 million, respectively, on the date of acquisition.

The table below presents information with respect to the fair value of acquired loans as well as their book balance at the acquisition date.

(in thousands)	Book Balance	Fair Value
Commercial, financial and agricultural	$19,246	$19,138
Commercial real estate	119,434	117,638
Construction real estate:
Commercial	22,494	22,235
Mortgage	8,391	8,111
Residential real estate:
Commercial	14,798	14,797
Mortgage	50,295	48,714
HELOC	37,651	36,688
Consumer	541	539
Purchased credit impaired	5,069	4,893
Total loans	$277,919	$272,753

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2017. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Nine months ended September 30,
(dollars in thousands, except per share data)	2018	2017
Net interest income	204,074	190,461
Net income	88,102	62,775
Basic earnings per share	5.61	3.99
Diluted earnings per share	5.51	3.97

Note 4 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018			December 31, 2017
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,031,500	$5,606	$1,037,106	$1,053,453	$4,413	$1,057,866
Commercial real estate *	1,302,630	5,169	1,307,799	1,167,607	4,283	1,171,890
Construction real estate:
Commercial	151,757	474	152,231	125,389	401	125,790
Mortgage	65,842	158	66,000	52,203	133	52,336
Installment	2,597	8	2,605	3,878	13	3,891
Residential real estate:
Commercial	403,147	1,156	404,303	393,094	1,029	394,123
Mortgage	1,140,648	1,719	1,142,367	1,110,426	1,516	1,111,942
HELOC	221,632	964	222,596	203,178	974	204,152
Installment	15,556	43	15,599	18,526	53	18,579
Consumer	1,287,382	3,773	1,291,155	1,241,736	3,808	1,245,544
Leases	2,632	40	2,672	2,993	36	3,029
Total loans	$5,625,323	$19,110	$5,644,433	$5,372,483	$16,659	$5,389,142
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $12.4 million at September 30, 2018 and $12.2 million at December 31, 2017, which represented a net deferred income position in both periods. At September 30, 2018, loans included a purchase accounting adjustment of $5.1 million, which represented a net deferred income position. This fair market value adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.1 million and $1.9 million had been reclassified to loans at September 30, 2018 and December 31, 2017, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$15,837	$264	$16	$16,117
Commercial real estate	22,806	2,999	—	25,805
Construction real estate:
Commercial	2,016	—	—	2,016
Mortgage	16	16	—	32
Installment	21	12	—	33
Residential real estate:
Commercial	2,786	127	—	2,913
Mortgage	17,411	8,175	720	26,306
HELOC	1,901	1,251	144	3,296
Installment	410	1,074	—	1,484
Consumer	3,450	789	1,203	5,442
Total loans	$66,654	$14,707	$2,083	$83,444

	December 31, 2017
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$16,773	$1,291	$—	$18,064
Commercial real estate	12,979	5,163	—	18,142
Construction real estate:
Commercial	986	338	—	1,324
Mortgage	8	92	—	100
Installment	52	—	—	52
Residential real estate:
Commercial	18,835	224	—	19,059
Mortgage	16,841	10,766	568	28,175
HELOC	1,593	1,025	14	2,632
Installment	586	616	7	1,209
Consumer	3,403	662	1,256	5,321
Total loans	$72,056	$20,177	$1,845	$94,078

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment, as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$16,101	$16,026	$75	$18,064	$18,039	$25
Commercial real estate	25,805	25,805	—	18,142	18,142	—
Construction real estate:
Commercial	2,016	2,016	—	1,324	1,324	—
Mortgage	32	—	32	100	—	100
Installment	33	—	33	52	—	52
Residential real estate:
Commercial	2,913	2,913	—	19,059	19,059	—
Mortgage	25,586	—	25,586	27,607	—	27,607
HELOC	3,152	—	3,152	2,618	—	2,618
Installment	1,484	—	1,484	1,202	—	1,202
Consumer	4,239	—	4,239	4,065	—	4,065
Total loans	$81,361	$46,760	$34,601	$92,233	$56,564	$35,669

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$18,067	$12,801	$—	$19,899	$14,704	$—
Commercial real estate	24,518	24,004	—	18,974	18,060	—
Construction real estate:
Commercial	4,829	2,016	—	2,788	1,324	—
Residential real estate:
Commercial	3,004	2,716	—	19,346	19,012	—

With an allowance recorded:
Commercial, financial and agricultural	5,317	3,225	1,716	5,394	3,335	681
Commercial real estate	1,832	1,801	71	137	82	2
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	200	197	59	47	47	1
Consumer	—	—	—	—	—	—
Total	$57,767	$46,760	$1,846	$66,585	$56,564	$684

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2018 and December 31, 2017, there were $8.9 million and $7.9 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded. At both September 30, 2018 and December 31, 2017, there were $2.1 million of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2018 and December 31, 2017 of $1.8 million and $0.7 million, respectively. These loans with specific reserves had a recorded investment of $5.2 million and $3.5 million as of September 30, 2018 and December 31, 2017, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In thousands)	Recorded Investment as of September 30, 2018	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of September 30, 2017	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$16,026	$23,247	$187	$29,848	$28,412	$398
Commercial real estate	25,805	26,428	268	22,995	22,241	192
Construction real estate:
Commercial	2,016	2,246	4	1,460	1,554	18
Residential real estate:
Commercial	2,913	2,758	26	19,298	20,365	46
Consumer	—	—	—	8	8	—
Total	$46,760	$54,679	$485	$73,609	$72,580	$654

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In thousands)	Recorded Investment as of September 30, 2018	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of September 30, 2017	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$16,026	$22,686	$506	$29,848	$23,770	$738
Commercial real estate	25,805	21,582	671	22,995	22,470	663
Construction real estate:
Commercial	2,016	1,661	31	1,460	1,830	49
Residential real estate:
Commercial	2,913	6,086	84	19,298	20,876	452
Consumer	—	—	—	8	7	—
Total	$46,760	$52,015	$1,292	$73,609	$68,953	$1,902

The following tables present the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loan.

	September 30, 2018
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$2,769	$1,817	$4,586	$1,032,520	$1,037,106
Commercial real estate	96	1,425	1,521	1,306,278	1,307,799
Construction real estate:
Commercial	—	1,837	1,837	150,394	152,231
Mortgage	241	—	241	65,759	66,000
Installment	179	21	200	2,405	2,605
Residential real estate:
Commercial	79	1,268	1,347	402,956	404,303
Mortgage	13,669	8,241	21,910	1,120,457	1,142,367
HELOC	749	1,089	1,838	220,758	222,596
Installment	273	212	485	15,114	15,599
Consumer	10,221	2,251	12,472	1,278,683	1,291,155
Leases	—	—	—	2,672	2,672
Total loans	$28,276	$18,161	$46,437	$5,597,996	$5,644,433
(1) Includes $2.1 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes $50.1 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2017
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$145	$1,043	$1,188	$1,056,678	$1,057,866
Commercial real estate	856	2,360	3,216	1,168,674	1,171,890
Construction real estate:
Commercial	29	—	29	125,761	125,790
Mortgage	256	—	256	52,080	52,336
Installment	54	19	73	3,818	3,891
Residential real estate:
Commercial	16	1,586	1,602	392,521	394,123
Mortgage	11,515	9,232	20,747	1,091,195	1,111,942
HELOC	616	876	1,492	202,660	204,152
Installment	239	253	492	18,087	18,579
Consumer	11,515	2,407	13,922	1,231,622	1,245,544
Leases	—	—	—	3,029	3,029
Total loans	$25,241	$17,776	$43,017	$5,346,125	$5,389,142
(1) Includes $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes $56.1 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2018 and December 31, 2017 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2018 and December 31, 2017 for all commercial loans:

	September 30, 2018
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$980	$451	$16,101	$405	$1,019,169	$1,037,106
Commercial real estate *	2,147	—	25,805	3,546	1,276,301	1,307,799
Construction real estate:
Commercial	1,588	—	2,016	499	148,128	152,231
Residential real estate:
Commercial	195	44	2,913	44	401,107	404,303
Leases	—	—	—	—	2,672	2,672
Total commercial loans	$4,910	$495	$46,835	$4,494	$2,847,377	$2,904,111
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2017
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$17,272	$153	$18,064	$—	$1,022,377	$1,057,866
Commercial real estate *	5,322	457	18,142	—	1,147,969	1,171,890
Construction real estate:
Commercial	278	—	1,324	—	124,188	125,790
Residential real estate:
Commercial	216	1	19,059	—	374,847	394,123
Leases	—	—	—	—	3,029	3,029
Total Commercial Loans	$23,088	$611	$56,589	$—	$2,672,410	$2,752,698
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Purchase Credit Impaired ("PCI") Loans

In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of July 1, 2018. These loans were recorded at the preliminary fair value of $272.8 million.

Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the preliminary fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2018 was $4.5 million, while the outstanding customer balance was $4.7 million. At September 30, 2018, no allowance for loan losses had been recognized related to the acquired impaired loans.

The following table provides changes in accretable discount for loans acquired with deteriorated credit quality:

	For the Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Balance at the beginning of the period	$—	$—
Acquisitions	176	—
Reductions due to change in projected cash flows	—	—
Reclass from non-accretable difference	—	—
Transfers out	11	—
Accretion	—	—
Balance at end of period	$165	$—
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

Certain loans which were modified during the three-month periods ended September 30, 2018 and September 30, 2017 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $0.2 million of loans during the three-month period ended September 30, 2018 and on $2.4 million of loans during the nine-month period ended September 30, 2018. There were no TDR classifications removed during the three-month or nine-month periods ended September 30, 2017.

At September 30, 2018 and December 31, 2017, there were $25.2 million and $38.5 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2018 and December 31, 2017, $19.4 million and $32.4 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of September 30, 2018 and December 31, 2017, loans with a recorded investment of $14.7 million and $20.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At September 30, 2018 and December 31, 2017, Park had commitments to lend $0.2 million and $1.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At September 30, 2018 and December 31, 2017, there were $0.9 million and $0.5 million of specific reserves related to TDRs. Modifications made in 2017 and 2018 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310. Additional specific reserves of $150,000 were recorded during the three-month period ended September 30, 2018 as a result of TDRs identified in the period. There were no additional specific reserves recorded during the three-month period ended September 30, 2017 as a result of TDRs identified in the period. Additional specific reserves of $160,000 and $290,000 were recorded during the nine-month periods ended September 30, 2018 and September 30, 2017, respectively, as a result of TDRs identified in the respective periods.

The terms of certain other loans were modified during the three-month and nine-month periods ended September 30, 2018 and September 30, 2017 that did not meet the definition of a TDR. There were no substandard commercial loans modified during the three-month period ended September 30, 2018 which did not meet the definition of a TDR. Substandard commercial loans modified during the nine-month period ended September 30, 2018 which did not meet the definition of a TDR had a total recorded investment of $0.2 million. Substandard commercial loans modified during the three-month and nine-month periods ended September 30, 2017 which did not meet the definition of a TDR had a total recorded investment of $0.9 million and $1.0 million, respectively. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loans such that each modification was deemed to be at market terms. Consumer loans modified during the three-month and nine-month periods ended September 30, 2018 which did not meet the definition of a TDR had a total recorded investment of $6.6 million and $17.0 million, respectively. Consumer loans with a recorded investment of $3.1 million and $6.7 million were modified during the three-month and nine-month periods ended September 30, 2017, respectively, and did not meet the definition of a TDR. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended September 30, 2018 and September 30, 2017, as well as the recorded investment of these contracts at September 30, 2018 and September 30, 2017. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended September 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$22	$552	$574
Commercial real estate	3	—	1,154	1,154
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	55	249	304
Mortgage	4	—	246	246
HELOC	10	453	16	469
Installment	8	336	—	336
Consumer	71	31	590	621
Total loans	106	$897	$2,807	$3,704

	Three Months Ended September 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	14	$400	$1,015	$1,415
Commercial real estate	3	974	481	1,455
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	10	144	354	498
Mortgage	5	211	206	417
HELOC	4	123	45	168
Installment	4	110	41	151
Consumer	99	99	735	834
Total loans	139	$2,061	$2,877	$4,938

Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2018, $0.1 million were on nonaccrual status as of December 31, 2017. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2017, $0.5 million were on nonaccrual status as of December 31, 2016.

	Nine Months Ended September 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	16	$208	$592	$800
Commercial real estate	10	447	1,412	1,859
Construction real estate:
Commercial	1	—	—	—
Mortgage	—	—	—	—
Installment	2	12	—	12
Residential real estate:
Commercial	2	55	249	304
Mortgage	17	90	972	1,062
HELOC	18	735	125	860
Installment	17	437	16	453
Consumer	206	59	1,157	1,216
Total loans	289	$2,043	$4,523	$6,566

	Nine Months Ended September 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	25	$400	$3,769	$4,169
Commercial real estate	9	1,525	795	2,320
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	—	8	8
Installment	—	—	—	—
Residential real estate:
Commercial	15	144	558	702
Mortgage	24	746	923	1,669
HELOC	16	478	51	529
Installment	7	175	41	216
Consumer	228	140	1,012	1,152
Total loans	325	$3,608	$7,157	$10,765

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2018, $0.5 million were on nonaccrual status as of December 31, 2017. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2017, $3.0 million were on nonaccrual status as of December 31, 2016.

The following table presents the recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2018 and September 30, 2017, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	1	$1	1	$20
Commercial real estate	—	—	1	72
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	1	17
Mortgage	8	688	6	427
HELOC	3	108	2	27
Installment	—	—	—	—
Consumer	40	315	33	262
Leases	—	—	—	—
Total loans	52	$1,112	44	$825

Of the $1.1 million in modified TDRs which defaulted during the three-month period ended September 30, 2018, $67,000 were accruing loans and $1.0 million were nonaccrual loans. Of the $0.8 million in modified TDRs which defaulted during the three-month period ended September 30, 2017, all were nonaccrual loans.

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	1	$1	1	$20
Commercial real estate	—	—	2	248
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	1	17
Mortgage	9	789	6	426
HELOC	3	108	3	32
Installment	—	—	—	—
Consumer	50	392	45	345
Leases	—	—	—	—
Total loans	63	$1,290	58	$1,088

Of the $1.3 million in modified TDRs which defaulted during the nine-month period ended September 30, 2018, $67,000 were accruing loans and $1.2 million were nonaccrual loans. Of the $1.1 million in modified TDRs which defaulted during the nine-month period ended September 30, 2017, $2,000 were accruing loans and $1.1 million were nonaccrual loans.

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

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2017.

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. There was no change to the environmental loss factor during the third quarter of 2018.

Loans acquired as part of the acquisition of NewDominion were recorded at fair value on the date of acquisition, July 1, 2018.  An allowance is only established on these NewDominion loans as a result of credit deterioration post acquisition.  As of September 30, 2018, there was no allowance related to acquired NewDominion loans.

The activity in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2018 and September 30, 2017 is summarized in the following tables.

	Three Months Ended September 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,478	$9,406	$4,652	$9,245	$11,671	$—	$49,452
Charge-offs	993	23	26	61	2,371	—	3,474
Recoveries	136	27	156	130	875	4	1,328
Net charge-offs/(recoveries)	857	(4)	(130)	(69)	1,496	(4)	2,146
Provision/(recovery)	1,394	337	(187)	(212)	1,612	(4)	2,940
Ending balance	$15,015	$9,747	$4,595	$9,102	$11,787	$—	$50,246

	Three Months Ended September 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,746	$10,451	$4,677	$10,319	$11,629	$—	$53,822
Charge-offs	626	628	78	217	2,828	—	4,377
Recoveries	115	13	303	1,061	1,011	1	2,504
Net charge-offs/(recoveries)	511	615	(225)	(844)	1,817	(1)	1,873
Provision/(recovery)	1,742	336	499	(1,078)	1,785	(1)	3,283
Ending balance	$17,977	$10,172	$5,401	$10,085	$11,597	$—	$55,232

	Nine Months Ended September 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	1,929	252	57	279	7,123	—	9,640
Recoveries	994	203	435	734	2,942	4	5,312
Net charge-offs/(recoveries)	935	49	(378)	(455)	4,181	(4)	4,328
Provision/(recovery)	928	195	(213)	(674)	4,354	(4)	4,586
Ending balance	$15,015	$9,747	$4,595	$9,102	$11,787	$—	$50,246

	Nine Months Ended September 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624
Charge-offs	1,283	1,050	105	987	7,706	—	11,131
Recoveries	647	368	686	1,688	3,609	1	6,999
Net charge-offs/(recoveries)	636	682	(581)	(701)	4,097	(1)	4,132
Provision/(recovery)	5,179	422	(427)	(1,574)	5,141	(1)	8,740
Ending balance	$17,977	$10,172	$5,401	$10,085	$11,597	$—	$55,232

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2018 and December 31, 2017, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2018 and December 31, 2017, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2017 Annual Report).

The composition of the allowance for loan losses at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,716	$71	$—	$59	$—	$—	$1,846
Collectively evaluated for impairment	13,299	9,676	4,595	9,043	11,787	—	48,400
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,015	$9,747	$4,595	$9,102	$11,787	$—	$50,246

Loan balance:
Loans individually evaluated for impairment	$16,023	$25,747	$2,016	$2,912	$—	$—	$46,698
Loans collectively evaluated for impairment	1,015,072	1,273,337	217,681	1,778,027	1,287,382	2,632	5,574,131
Loans acquired with deteriorated credit quality	405	3,546	499	44	—	—	4,494
Total ending loan balance	$1,031,500	$1,302,630	$220,196	$1,780,983	$1,287,382	$2,632	$5,625,323

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	10.71%	0.28%	—%	2.03%	—%	—%	3.95%
Loans collectively evaluated for impairment	1.31%	0.76%	2.11%	0.51%	0.92%	—%	0.87%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.46%	0.75%	2.09%	0.51%	0.92%	—%	0.89%

Recorded investment:
Loans individually evaluated for impairment	$16,026	$25,805	$2,016	$2,913	$—	$—	$46,760
Loans collectively evaluated for impairment	1,020,675	1,278,448	218,321	1,781,908	1,291,155	2,672	5,593,179
Loans acquired with deteriorated credit quality	405	3,546	499	44	—	—	4,494
Total ending recorded investment	$1,037,106	$1,307,799	$220,836	$1,784,865	$1,291,155	$2,672	$5,644,433

	December 31, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$681	$2	$—	$1	$—	$—	$684
Collectively evaluated for impairment	14,341	9,599	4,430	9,320	11,614	—	49,304
Total ending allowance balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988

Loan balance:
Loans individually evaluated for impairment	$18,034	$18,131	$1,322	$19,058	$—	$—	$56,545
Loans collectively evaluated for impairment	1,035,419	1,149,476	180,148	1,706,166	1,241,736	2,993	5,315,938
Total ending loan balance	$1,053,453	$1,167,607	$181,470	$1,725,224	$1,241,736	$2,993	$5,372,483

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	3.78%	0.01%	—%	0.01%	—%	—%	1.21%
Loans collectively evaluated for impairment	1.39%	0.84%	2.46%	0.55%	0.94%	—%	0.93%
Total	1.43%	0.82%	2.44%	0.54%	0.94%	—%	0.93%

Recorded investment:
Loans individually evaluated for impairment	$18,039	$18,142	$1,324	$19,059	$—	$—	$56,564
Loans collectively evaluated for impairment	1,039,827	1,153,748	180,693	1,709,737	1,245,544	3,029	5,332,578
Total ending recorded investment	$1,057,866	$1,171,890	$182,017	$1,728,796	$1,245,544	$3,029	$5,389,142

Note 6 – Foreclosed and Repossessed Assets

Park typically transfers a loan to other real estate owned ("OREO") at the time that Park takes deed/title to the asset. The carrying amounts of foreclosed properties held at September 30, 2018 and December 31, 2017 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2018	December 31, 2017
OREO:
Commercial real estate	$2,359	$7,888
Construction real estate	2,191	4,852
Residential real estate	726	1,450
Total OREO	$5,276	$14,190

Loans in process of foreclosure:
Residential real estate	$2,743	$2,948

In addition to real estate, Park may also repossess different types of collateral. As of September 30, 2018, Park had $7.2 million in other repossessed assets which are included in other assets on the consolidated condensed balance sheet. These assets consisted of aircraft acquired as part of a loan workout. There were no other repossessed assets as of September 30, 2017.

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2018	2017	2018	2017
Numerator:
Net income	$24,762	$22,112	$84,126	$61,411
Denominator:
Weighted-average common shares outstanding	15,686,542	15,287,974	15,420,135	15,299,039
Effect of dilutive restricted stock units	146,192	63,616	140,531	95,160
Weighted-average common shares outstanding adjusted for the effect of dilutive restricted stock units	15,832,734	15,351,590	15,560,666	15,394,199
Earnings per common share:
Basic earnings per common share	$1.58	$1.45	$5.46	$4.01
Diluted earnings per common share	$1.56	$1.44	$5.41	$3.99

Park awarded 48,053 and 45,788 performance based restricted stock units ("PBRSUs") to certain employees during the nine months ended September 30, 2018 and 2017, respectively. No PBRSUs were awarded during the three months ended either September 30, 2018 or 2017.

On July 1, 2018, Park issued 435,457 common shares to complete its acquisition of NewDominion and granted 13,637 restricted stock units ("RSUs") to NewDominion employees. These common shares are included in average common shares outstanding beginning on that date.

Park repurchased 50,000 common shares during the nine months ended September 30, 2018 to fund the PBRSUs, RSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). No common shares were repurchased during the three months ended September 30, 2018. Park repurchased 20,000 common shares during the three months ended September 30, 2017, and repurchased 70,000 common shares during the nine months ended September 30, 2017 to fund the PBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions).

Note 8 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio), SE Property Holdings, LLC (“SEPH”), and Guardian Financial Services Company (“GFSC”).

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

	Operating Results for the three months ended September 30, 2018
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$66,195	$1,252	$119	$110	$67,676
Provision for (recovery of) loan losses	2,935	183	(178)	—	2,940
Other income (loss)	22,559	63	(99)	1,541	24,064
Other expense	51,982	810	563	5,961	59,316
Income (loss) before income taxes	$33,837	$322	$(365)	$(4,310)	$29,484
Income tax expense (benefit)	5,981	68	(76)	(1,251)	4,722
Net income (loss)	$27,856	$254	$(289)	$(3,059)	$24,762

Assets (as of September 30, 2018)	$7,707,474	$28,551	$7,475	$12,991	$7,756,491

	Operating Results for the three months ended September 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$59,415	$1,455	$401	$280	$61,551
Provision for (recovery of) loan losses	3,820	609	(1,146)	—	3,283
Other income	21,770	34	440	1,293	23,537
Other expense	47,390	750	1,025	2,094	51,259
Income (loss) before income taxes	$29,975	$130	$962	$(521)	$30,546
Income tax expense (benefit)	8,678	46	336	(626)	8,434
Net income	$21,297	$84	$626	$105	$22,112

Assets (as of September 30, 2017)	$7,788,248	$33,260	$25,377	$15,810	$7,862,695

	Operating Results for the nine months ended September 30, 2018
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$190,319	$3,818	$2,612	$519	$197,268
Provision for (recovery of) loan losses	4,491	773	(678)	—	4,586
Other income	64,544	135	3,559	5,971	74,209
Other expense	149,152	2,412	3,445	11,149	166,158
Income (loss) before income taxes	$101,220	$768	$3,404	$(4,659)	$100,733
Income tax expense (benefit)	17,822	162	715	(2,092)	16,607
Net income (loss)	$83,398	$606	$2,689	$(2,567)	$84,126

	Operating Results for the nine months ended September 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$174,717	$4,424	$884	$256	$180,281
Provision for (recovery of) loan losses	9,114	1,419	(1,793)	—	8,740
Other income	61,466	58	477	1,190	63,191
Other expense	137,876	2,343	3,097	6,407	149,723
Income (loss) before income taxes	$89,193	$720	$57	$(4,961)	$85,009
Income tax expense (benefit)	26,247	252	20	(2,921)	23,598
Net income (loss)	$62,946	$468	$37	$(2,040)	$61,411

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2018 and 2017. The reconciling amounts for consolidated total assets for the periods ended September 30, 2018 and 2017 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 9 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2018 and December 31, 2017, respectively, Park had approximately $6.4 million and $4.1 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 4 - Loans, and Note 5 - Allowance for Loan Losses. The contractual balance was $6.4 million and $4.1 million at September 30, 2018 and December 31, 2017, respectively. The gain expected upon sale was $75,000 and $55,000 at September 30, 2018 and December 31, 2017, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2018 or December 31, 2017.

Note 10 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and nine-month periods ended September 30, 2018 and 2017, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2018, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$1,074,605	$229	$42,569	$1,032,265
Total	$1,074,605	$229	$42,569	$1,032,265

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$46,974	$41	$1,386	$45,629
Obligations of states and political subdivisions	303,668	1,096	$6,052	298,712
Total	$350,642	$1,137	$7,438	$344,341

Investment securities with unrealized/unrecognized losses at September 30, 2018, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$547,752	$12,583	$450,284	$29,986	$998,036	$42,569
Total	$547,752	$12,583	$450,284	$29,986	$998,036	$42,569
Debt Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$32,704	$1,165	$6,944	$221	$39,648	$1,386
Obligations of states and political subdivisions	152,074	$3,041	69,429	3,011	$221,503	6,052
Total	$184,778	$4,206	$76,373	$3,232	$261,151	$7,438

Investment securities at December 31, 2017, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$245,000	$—	$2,280	$242,720
U.S. Government sponsored entities' asset-backed securities	852,645	4,645	8,129	849,161
Total	$1,097,645	$4,645	$10,409	$1,091,881

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$300,412	$6,575	$713	$306,274
U.S. Government sponsored entities' asset-backed securities	56,785	758	38	57,505
Total	$357,197	$7,333	$751	$363,779

Investment securities with unrealized/unrecognized losses at December 31, 2017, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$24,931	$70	$217,789	$2,210	$242,720	$2,280
U.S. Government sponsored entities' asset-backed securities	236,924	2,786	318,797	5,343	555,721	8,129
Total	$261,855	$2,856	$536,586	$7,553	$798,441	$10,409
Debt Securities Held-to-Maturity
Obligations of states and political subdivisions	$26,644	$194	$45,498	$519	$72,142	$713
U.S. Government sponsored entities' asset-backed securities	7,331	38	—	—	7,331	38
Total	$33,975	$232	$45,498	$519	$79,473	$751

Management does not believe any of the unrealized/unrecognized losses at September 30, 2018 or December 31, 2017 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2018, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
U.S. Government sponsored entities' asset-backed securities	$1,074,605	$1,032,265	2.35%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due five through ten years	$2,430	$2,385	2.97%
Due over ten years	301,238	296,327	3.68%
Total (1)	$303,668	$298,712	3.67%

U.S. Government sponsored entities' asset-backed securities	$46,974	$45,629	2.83%
(1) The tax equivalent yield for obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

The remaining average life of the entire investment portfolio is estimated to be 4.8 years.

There were no sales of investment securities during the three-month period ended September 30, 2018. During the nine-month period ended September 30, 2018, Park sold certain AFS debt securities with a book value of $247.0 million at a loss of $2.6 million. Additionally, during the nine-month period ended September 30, 2018, Park sold certain HTM debt securities with a book value of $7.4 million at a gain of $291,000. These HTM securities had been paid down by 96.3% of the principal outstanding at acquisition. There were no sales of investment securities during the three-month or nine-month periods ended September 30, 2017.

Investment securities having a book value of $564 million and $557 million at September 30, 2018 and December 31, 2017, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for Federal Home Loan Bank ("FHLB") advance borrowings.

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

The carrying amount of other investment securities at September 30, 2018 and December 31, 2017 was as follows:

(In thousands)	September 30, 2018	December 31, 2017
FHLB stock	$43,388	$50,086
FRB stock	8,225	8,225
Equity investments carried at fair value	1,902	1,935
Equity investments carried at cost/modified cost (1)	2,589	3,500
Total other investment securities	$56,104	$63,746
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three and nine months ended September 30, 2018, $326,000 and $33,000, respectively, of unrealized losses were recorded within "(Loss) gain on equity securities, net" on the consolidated condensed statements of income. An additional $3.5 million gain recorded within “(Loss) gain on equity securities, net” on the consolidated condensed statement of income for the nine months ended September 30, 2018 relates to an investment security which was no longer held at September 30, 2018.

Note 12 – Goodwill and Other Intangibles

The following table shows the activity in goodwill and other intangibles for the first nine months of 2018.

(in thousands)	Goodwill	Other Intangibles	Total
December 31, 2017	$72,334	$—	$72,334
Acquired goodwill and other intangibles	40,405	7,549	47,954
Amortization	—	289	289
September 30, 2018	$112,739	$7,260	$119,999

Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2018, the Company determined that goodwill for Park's national bank subsidiary (PNB) was not impaired. There have been no subsequent circumstances or events triggering an additional evaluation.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of September 30, 2018. Park had no other intangible assets as of December 31, 2017.

	2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$6,249	$289
Trade name intangible	1,300	—
Total	$7,549	$289

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. The trade name intangible is an indefinite life asset and is not amortized, but rather is assessed, at least annually, for impairment. Aggregate amortization expense was $289,000 for both the three months and nine months ended September 30, 2018. There was no amortization expense during 2017.

Estimated amortization expense for each of the periods listed below follows:

(in thousands)	Total
Three months ending December 31, 2018	$289
2019	1,234
2020	1,149
2021	869
2022	629

Note 13 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted common shares

(“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of September 30, 2018, there were 92,404 common shares subject to performance-based Restricted Stock Units (“PBRSUs”) issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2018, 689,773 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2018, 138,850 common shares were available for future grants under the 2017 Non-Employee Director LTIP.

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

During the nine months ended September 30, 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 48,053 common shares to certain employees of Park and its subsidiaries. Additionally, on July 1, 2018, Park granted 13,637 RSUs to NewDominion employees. During the nine months ended September 30, 2017, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2013 Incentive Plan, covering an aggregate of 45,788 common shares to certain employees of Park and its subsidiaries. There were no awards granted during the three months ended September 30, 2017. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of RSUs earned or settled are subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and RSUs for the nine months ended September 30, 2018 follows:

Common shares subject to PBRSUs and RSUs
Nonvested at January 1, 2018	116,716
Granted	61,690
Vested	(18,800)
Forfeited	(4,655)
Adjustment for performance conditions of PBRSUs (1)	(2,320)
Nonvested at September 30, 2018	152,631
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

Share-based compensation expense of $1.0 million and $0.7 million was recognized for the three-month periods ended September 30, 2018 and 2017, respectively, and of $3.1 million and $2.1 million was recognized for the nine-month periods ended September 30, 2018 and 2017, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and RSUs outstanding as of September 30, 2018:

(In thousands)
Three months ending December 31, 2018	$1,047
2019	3,653
2020	2,440
2021	1,030
2022	226
Total	$8,396

Note 14 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for the three-month and nine-month periods ended September 30, 2018 and 2017.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2018	2017	2018	2017
Service cost	$1,637	$1,317	$4,911	$3,951	Employee benefits
Interest cost	1,309	1,271	3,927	3,813	Other components of net periodic pension benefit income
Expected return on plan assets	(3,354)	(2,863)	(10,062)	(8,589)	Other components of net periodic pension benefit income
Amortization of prior service cost	—	—	—	—	Other components of net periodic pension benefit income
Recognized net actuarial loss	340	144	1,020	432	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(68)	$(131)	$(204)	$(393)
Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2018	2017	2018	2017
Service cost	$157	$185	$635	$555	Employee benefits
Interest cost	188	161	349	483	Miscellaneous expense
Total SERP expense	$345	$346	$984	$1,038

Previously, the net periodic benefit income/expense related to Park’s Pension Plan and the expense related to the SERP Agreements had been recorded within the "Employee benefits" line item. During the first quarter of 2018, Park adopted ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. This ASU is required to be applied retrospectively to all periods presented. For all periods presented, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income. As a practical expedient, Park used the amounts disclosed in "Note 12 - Pension Plan" of the Notes to Unaudited Consolidated Condensed Financial Statements, included under Item 1 of Part I of Park's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 as the estimation basis for applying the retrospective presentation requirements.

The following table summarizes the impact of retrospective application of this ASU to the consolidated condensed statement of income for the three and nine months ended September 30, 2017.

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Other components of net periodic pension benefit income
As previously reported	$—	$—
As reported under new guidance	1,448	4,344

Total other income
As previously reported	$22,089	$58,847
As reported under new guidance	23,537	63,191

Employee benefits expense
As previously reported	$4,656	$14,756
As reported under new guidance	5,943	18,617

Miscellaneous expense
As previously reported	$2,764	$5,847
As reported under new guidance	2,925	6,330

Total other expense
As previously reported	$49,811	$145,379
As reported under new guidance	51,259	149,723

Note 15 – Loan Servicing

Park serviced sold mortgage loans of $1.38 billion at September 30, 2018, $1.37 billion at December 31, 2017 and $1.36 billion at September 30, 2017. At September 30, 2018, $2.6 million of the sold mortgage loans were sold with recourse, compared to $3.0 million at December 31, 2017 and $3.2 million at September 30, 2017. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2018 and December 31, 2017, management had established reserves of $49,000 and $270,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,077	$9,476	$9,688	$9,266
Additions	432	559	1,208	1,434
Amortization	(387)	(448)	(1,156)	(1,213)
Changes in valuation allowance	(26)	(108)	356	(8)
Carrying amount, net, end of period	$10,096	$9,479	$10,096	$9,479

Valuation allowance:
Beginning of period	$248	$635	$630	$735
Changes in valuation allowance	26	108	(356)	8
End of period	$274	$743	$274	$743

Servicing fees included in other service income were $0.9 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and were $2.7 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2018
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$1,032,265	$—	$1,032,265
Equity securities	1,478	—	424	1,902
Mortgage loans held for sale	—	6,441	—	6,441
Mortgage IRLCs	—	128	—	128

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$242,720	$—	$242,720
U.S. Government sponsored entities’ asset-backed securities	—	849,161	—	849,161
Equity securities	1,518	—	417	1,935
Mortgage loans held for sale	—	4,148	—	4,148
Mortgage IRLCs	—	94	—	94

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during either of the three-month periods ended September 30, 2018 or 2017. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below presents a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended September 30, 2018 and 2017, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2018 and 2017

(In thousands)	Equity Securities	Fair value swap
Balance at July 1, 2018	$420	$(226)
Total gains/(losses)
Included in other income	4	—
Balance at September 30, 2018	$424	$(226)

Balance at July 1, 2017	$458	$(226)
Total gains/(losses)
Included in other comprehensive income	37	—
Balance at September 30, 2017	$495	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2018 and 2017

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2018	$417	$(226)
Total gains/(losses)
Included in other income	7	—
Balance at September 30, 2018	$424	$(226)

Balance at January 1, 2017	$790	$(226)
Total gains/(losses)
Transfers out of Level 3 (1)	(346)	—
Included in other comprehensive income	51	—
Balance at September 30, 2017	$495	$(226)
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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of September 30, 2018, other repossessed assets consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of September 30, 2018, there were no PCI loans considered impaired. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property's value subsequent to the initial measurement.

Fair Value Measurements at September 30, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2018
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$4,020	$4,020
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	592	592
Total impaired loans recorded at fair value	$—	$—	$6,247	$6,247

Mortgage servicing rights	$—	$1,457	$—	$1,457

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	889	889
Residential real estate	—	—	679	679
Total OREO recorded at fair value	$—	$—	$3,863	$3,863

Other repossessed assets	$—	$—	$7,170	$7,170

Fair Value Measurements at December 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$2,735	$2,735
Construction real estate	—	—	127	127
Residential real estate	—	—	712	712
Total impaired loans recorded at fair value	$—	$—	$3,574	$3,574

Mortgage servicing rights	$—	$7,316	$—	$7,316

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	3,204	3,204
Residential real estate	—	—	1,021	1,021
Total OREO recorded at fair value	$—	$—	$6,520	$6,520

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

	September 30, 2018
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,377	$3,708	$130	$6,247
Remaining impaired loans	40,383	7,361	1,716	38,667
Total impaired loans	$46,760	$11,069	$1,846	$44,914

	December 31, 2017
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$3,577	$2,780	$3	$3,574
Remaining impaired loans	52,987	7,260	681	52,306
Total impaired loans	$56,564	$10,040	$684	$55,880

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended September 30, 2018 and 2017 was $0.1 million and $0.7 million, respectively. The expense from credit adjustments related to impaired loans carried at fair value during the nine months ended September 30, 2018 and 2017 was $0.3 million and $1.2 million, respectively.

MSRs totaled $10.1 million at September 30, 2018. Of this $10.1 million MSR carrying balance, $1.5 million was recorded at fair value and included a valuation allowance of $0.3 million. The remaining $8.6 million was recorded at cost, as the fair value of the MSRs exceeded cost at September 30, 2018. At December 31, 2017, MSRs totaled $9.7 million. Of this $9.7 million MSR carrying balance, $7.3 million was recorded at fair value and included a valuation allowance of $0.6 million. The remaining $2.4 million was recorded at cost, as the fair value exceeded cost at December 31, 2017. The expense related to MSRs carried at fair value during the three months ended September 30, 2018 and 2017 was $26,000 and $108,000, respectively. The income (expense) related to MSRs carried at fair value during the nine months ended September 30, 2018 and 2017 was $356,000 and $(8,000), respectively.

Total OREO held by Park at September 30, 2018 and December 31, 2017 was $5.3 million and $14.2 million, respectively. Approximately 73% and 46% of OREO held by Park at September 30, 2018 and December 31, 2017, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At September 30, 2018 and December 31, 2017, OREO held at fair value, less estimated selling costs, amounted to $3.9 million and $6.5 million, respectively. The net expense related to OREO fair value adjustments was $77,000 and $22,000 for the three-month periods ended September 30, 2018 and 2017, respectively. The net expense related to OREO fair value adjustments was $398,000 and $367,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

Other repossessed assets totaled $7.2 million at September 30, 2018, all of which was recorded at fair value. There were no other repossessed assets as of December 31, 2017. The net expense related to other repossessed asset fair value adjustments was $269,000 for each of the three-month and nine-month periods ended September 30, 2018. There was no expense related to fair value adjustments on other repossessed assets for either the three-month or nine-month periods ended September 30, 2017.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

September 30, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$4,020	Sales comparison approach	Adj to comparables	0.0% - 55.0% (25.4%)
		Income approach	Capitalization rate	10.6% - 11.8% (11.5%)
		Cost approach	Accumulated depreciation	3.7% - 90.1% (12.9%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	5.0% - 90.0% (26.1%)

Residential real estate	$592	Sales comparison approach	Adj to comparables	1.0% - 40.0% (18.5%)

		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)
Construction real estate	$889	Sales comparison approach	Adj to comparables	0.0% - 45.0% (21.9%)

Residential real estate	$679	Sales comparison approach	Adj to comparables	0.9% - 54.6% (40.7%)

Balance at December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$2,735	Sales comparison approach	Adj to comparables	0.0% - 90.0% (22.7%)
		Income approach	Capitalization rate	9.0% - 11.0% (9.9%)
		Cost approach	Accumulated depreciation	90.1% (90.1%)

Construction real estate	$127	Sales comparison approach	Adj to comparables	0.0% - 4.8% (2.4%)

Residential real estate	$712	Sales comparison approach	Adj to comparables	0.3% - 33.0% (12.5%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$3,204	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.5%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$1,021	Sales comparison approach	Adj to comparables	1.2% - 79.7% (31.8%)

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

As of September 30, 2018 and December 31, 2017, Park had Partnerships Investments with a NAV of $10.7 million and $8.8 million, respectively. As of September 30, 2018 and December 31, 2017, Park had $6.1 million and $7.2 million in unfunded commitments related to these Partnership Investments. For the nine months ended September 30, 2018, Park had recognized $1.2 million in income related to these Partnership Investments.

The fair value of certain financial instruments at September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$144,604	$144,604	$—	$—	$144,604
Investment securities (1)	1,382,907	—	1,376,606	—	1,376,606
Other investment securities (2)	1,902	1,478	—	424	1,902

Loans held for sale	6,441	—	6,441	—	6,441
Mortgage IRLCs	128	—	128	—	128
Impaired loans carried at fair value	6,247	—	—	6,247	6,247
Other loans, net (3)	5,562,261	—	—	5,493,865	5,493,865
Loans receivable, net	$5,575,077	$—	$6,569	$5,500,112	$5,506,681

Financial liabilities:
Time deposits	1,090,117	—	1,089,966	—	1,089,966
Other	5,186	5,186	—	—	5,186
Deposits (excluding demand deposits)	$1,095,303	$5,186	$1,089,966	$—	$1,095,152

Short-term borrowings	$179,818	$—	$179,818	$—	$179,818
Long-term debt	400,000	—	397,640	—	397,640
Subordinated notes	15,000	—	12,987	—	12,987

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Includes debt securities AFS and debt securities HTM.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values. Additionally, excludes investment securities accounted for at modified cost, as these investments do not have a readily determinable fair value.
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
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values. Additionally, excludes investment securities carried at their cost basis as these investments do not have a readily determinable fair value.

Note 17 – Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2018 and 2017:

(in thousands)	Changes in pension plan assets and benefit obligations	Change in unrealized losses on debt securities	Total
Beginning balance at July 1, 2018	$(26,701)	$(28,308)	$(55,009)
Other comprehensive loss before reclassifications	—	(5,141)	(5,141)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(5,141)	(5,141)
Ending balance at September 30, 2018	$(26,701)	$(33,449)	$(60,150)

Beginning balance at July 1, 2017	$(14,740)	$1,028	$(13,712)
Other comprehensive income before reclassifications	—	707	707
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	707	707
Ending balance at September 30, 2017	$(14,740)	$1,735	$(13,005)

(in thousands)	Changes in pension plan assets and benefit obligations	Change in unrealized losses on debt securities	Total
Beginning balance at January 1, 2018	$(23,526)	$(2,928)	$(26,454)
Other comprehensive loss before reclassifications	—	(30,919)	(30,919)
Reclassification of disproportionate income tax effects	(3,175)	(631)	(3,806)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	(995)	(995)
Amounts reclassified from accumulated other comprehensive loss	—	2,024	2,024
Activity for the period	(3,175)	(30,521)	(33,696)
Ending balance at September 30, 2018	$(26,701)	$(33,449)	$(60,150)

Beginning balance at January 1, 2017	$(14,740)	$(3,005)	$(17,745)
Other comprehensive income before reclassifications	—	4,740	4,740
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	4,740	4,740
Ending balance at September 30, 2017	$(14,740)	$1,735	$(13,005)

During the nine-month period ended September 30, 2018, there was $2.6 million ($2.0 million net of tax) reclassified out of accumulated other comprehensive loss due to losses on the sale of AFS debt securities. These losses were recorded within net loss on sale of investment securities on the consolidated condensed statements of income. During the three-month periods ended September 30, 2018 and September 30, 2017 and the nine-month period ended September 30, 2017, there were no reclassifications out of accumulated other comprehensive loss.

Note 18 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Affordable housing tax credit investments	$52,116	$49,669
Unfunded commitments	22,282	14,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2018 and 2029.
During each of the three months ended September 30, 2018 and 2017, Park recognized amortization expense of $1.9 million and during each of the nine months ended September 30, 2018 and 2017, Park recognized amortization expense of $5.6 million, which was included within the provision for income taxes. Additionally, during the three months ended September 30, 2018 and 2017, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.0 million and $2.3 million, respectively, and during each of the nine months ended September 30, 2018 and 2017, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $6.9 million which was included within the provision for income taxes.
Note 19 – Repurchase Agreement Borrowings

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

At September 30, 2018 and December 31, 2017, Park's repurchase agreement borrowings totaled $154 million and $183 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $208 million and $213 million at September 30, 2018 and December 31, 2017, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2018 and December 31, 2017, Park had $926 million and $975 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$153,818	$—	$—	$—	$153,818

	December 31, 2017
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$182,185	$—	$—	$1,104	$183,289

Note 20 - Revenue from Contracts with Customers

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

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and nine-month periods ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$1,994	$—	$—	$—	$1,994
Employee benefit and retirement-related accounts	1,703	—	—	—	1,703
Investment management and investment advisory agency accounts	2,353	—	—	—	2,353
Other	368	—	—	—	368
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,926	—	—	—	1,926
Demand deposit account (DDA) charges	764	—	—	—	764
Other	171	—	—	—	171
Other service income (1)
Credit card	592	6	—	—	598
HELOC	128	—	—	—	128
Installment	60	—	6	—	66
Real estate	2,145	—	—	—	2,145
Commercial	291	—	18	—	309
Checkcard fee income	4,352	—	—	—	4,352
Bank owned life insurance income (2)	960	—	—	1,625	2,585
ATM fees	500	—	—	—	500
OREO valuation adjustments (2)	(78)	—	1	—	(77)
Gain (loss) on sale of OREO, net	36	—	(117)	—	(81)
Net loss on sale of investment securities (2)	—	—	—	—	—
(Loss) gain on equity securities, net (2)	(44)	—	—	(282)	(326)
Other components of net periodic pension benefit income (2)	1,653	18	34	—	1,705
Miscellaneous (3)	2,685	39	(41)	198	2,881
Total other income	$22,559	$63	$(99)	$1,541	$24,064
(1) Of the $3.2 million of revenue included within "Other service income", approximately $1.2 million is within the scope of ASC 606, with the remaining $2 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.9 million, all of which are within the scope of ASC 606.

	Three Months Ended September 30, 2017 (4)
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$1,995	$—	$—	$—	$1,995
Employee benefit and retirement-related accounts	1,532	—	—	—	1,532
Investment management and investment advisory agency accounts	2,077	—	—	—	2,077
Other	328	—	—	—	328
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,100	—	—	—	2,100
Demand deposit account (DDA) charges	941	—	—	—	941
Other	175	—	—	—	175
Other service income (1)
Credit card	537	—	—	—	537
HELOC	123	—	—	—	123
Installment	53	1	—	—	54
Real estate	2,144	—	31	—	2,175
Commercial	297	—	171	—	468
Checkcard fee income	3,974	—	—	—	3,974
Bank owned life insurance income (2)	1,478	—	—	95	1,573
ATM fees	605	—	—	—	605
OREO valuation adjustments (2)	(22)	—	—	—	(22)
Gain on sale of OREO, net	44	—	7	—	51
Other components of net periodic pension benefit income (2)	1,403	16	29	—	1,448
Miscellaneous (3)	1,986	17	202	1,198	3,403
Total other income	$21,770	$34	$440	$1,293	$23,537
(1) Of the $3.4 million of revenue included within "Other service income", approximately $1.1 million is within the scope of ASC 606, with the remaining $2.3 million consisting primarily of residential real estate loan fees which are out of scope.
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

	Nine Months Ended September 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$6,383	$—	$—	$—	$6,383
Employee benefit and retirement-related accounts	5,003	—	—	—	5,003
Investment management and investment advisory agency accounts	6,936	—	—	—	6,936
Other	1,157	—	—	—	1,157
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	5,608	—	—	—	5,608
Demand deposit account (DDA) charges	2,503	—	—	—	2,503
Other	498	—	—	—	498
Other service income (1)
Credit card	1,652	20	—	—	1,672
HELOC	345	—	—	—	345
Installment	197	—	6	—	203
Real estate	6,748	—	—	—	6,748
Commercial	847	—	1,075	—	1,922
Checkcard fee income	12,736	—	—	—	12,736
Bank owned life insurance income (2)	2,822	—	—	1,803	4,625
ATM fees	1,534	—	—	—	1,534
OREO valuation adjustments (2)	(179)	—	(219)	—	(398)
Gain on sale of OREO, net	1,442	—	2,651	—	4,093
Net loss on sale of investment securities (2)	(2,271)	—	—	—	(2,271)
(Loss) gain on equity securities, net (2)	(11)	—	—	3,478	3,467
Other components of net periodic pension benefit income (2)	4,957	56	102	—	5,115
Miscellaneous (3)	5,637	59	(56)	690	6,330
Total other income	$64,544	$135	$3,559	$5,971	$74,209
(1) Of the $10.9 million of revenue included within "Other service income", approximately $4.4 million is within the scope of ASC 606, with the remaining $6.5 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $6.3 million, all of which are within the scope of ASC 606.

	Nine Months Ended September 30, 2017 (4)
Revenue by Operating Segment (in thousands)	PNB	GFSC	SEPH	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$5,793	$—	$—	$—	$5,793
Employee benefit and retirement-related accounts	4,499	—	—	—	4,499
Investment management and investment advisory agency accounts	6,188	—	—	—	6,188
Other	991	—	—	—	991
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	6,100	—	—	—	6,100
Demand deposit account (DDA) charges	2,900	—	—	—	2,900
Other	511	—	—	—	511
Other service income (1)
Credit card	1,454	(9)	—	—	1,445
HELOC	345	—	3	—	348
Installment	330	1	—	—	331
Real estate	6,368	—	31	—	6,399
Commercial	891	—	194	—	1,085
Checkcard fee income	11,775	—	—	—	11,775
Bank owned life insurance income (2)	3,499	—	—	291	3,790
ATM fees	1,708	—	—	—	1,708
OREO valuation adjustments (2)	(367)	—	—	—	(367)
Gain on sale of OREO, net	192	—	12	—	204
Other components of net periodic pension benefit income (2)	4,209	48	87	—	4,344
Miscellaneous (3)	4,080	18	150	899	5,147
Total other income	$61,466	$58	$477	$1,190	$63,191
(1) Of the $9.6 million of revenue included within "Other service income", approximately $3.4 million is within the scope of ASC 606, with the remaining $6.2 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.1 million, all of which are within the scope of ASC 606.
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

Gain on sale of OREO, net: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of delivery of an executed deed. When Park finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform the buyer's obligation under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Note 21 - Subsequent Events

On September 12, 2018, Park and CAB Financial Corporation, a South Carolina corporation (“CABF”), entered into an Agreement and Plan of Merger and Reorganization (the “CABF Merger Agreement”), pursuant to which CABF will merge with and into Park (the “CABF Merger”). Following the CABF Merger, CABF’s wholly-owned bank subsidiary, Carolina Alliance Bank, will merge with and into Park's wholly-owned bank subsidiary, PNB, with PNB as the surviving bank. Subject to the terms and conditions of the CABF Merger Agreement, at the effective time of the CABF Merger (the “Effective Time”), CABF shareholders will receive, for each share of CABF’s common stock, $1.00 par value per share, (i) $3.80 in cash and (ii) 0.1378 of Park's common shares (the “Merger Consideration”).
At the Effective Time, CABF stock options with an exercise price of less than $19.00 will be cancelled and converted into the right to receive the Merger Consideration. CABF stock options with an exercise price of $19.00 or more will be assumed and converted into an option to purchase Park common shares, on the same terms and conditions as were applicable under such CABF stock option. At the Effective Time, CABF restricted stock awards will fully vest (with any performance-based vesting condition deemed satisfied) and will be cancelled and converted automatically into the right to receive Merger Consideration.
The CABF Merger Agreement contains customary representations, warranties, and covenants of each party. Subject to certain terms and conditions, the CABF Merger Agreement provides that the board of directors of CABF will recommend the approval and adoption of the CABF Merger Agreement by the shareholders of CABF. CABF has also agreed not to solicit acquisition proposals relating to alternative business combination transactions. In addition, CABF has agreed not to participate in discussions or negotiations or provide information in connection with any acquisition proposals for alternative business combination transactions unless certain conditions are satisfied.
Closing of the CABF Merger is subject to customary conditions, including, among others, approval of the CABF Merger Agreement by CABF’s shareholders, receipt of required regulatory approvals, effectiveness of the registration statement to be filed by Park, and approval for listing on NYSE AMERICAN with respect to the Park common shares to be issued in the CABF Merger.
The CABF Merger Agreement provides certain termination rights for each party and further provides that, in the event the CABF Merger Agreement is terminated under certain circumstances in connection with a competing acquisition transaction, CABF will be required to pay Park a termination fee equal to $5,317,500.
In connection with the CABF Merger Agreement, Park entered into voting and support agreements with the directors and executive officers of CABF, in their capacities as shareholders. Pursuant to the terms of the voting and support agreements, each director and executive officer of CABF has agreed to vote the shares of CABF common stock they own in favor of the CABF Merger Agreement, subject to the exceptions set forth in the voting agreements.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations and the possible impairment of collectability of loans; changes in interest rates and prices may adversely impact prepayment penalty income, mortgage banking income, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to the tax reform legislation, changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; the adequacy of our risk management program in the event of changes in the market, economic, operational, asset/liability repricing, liquidity, credit and interest rate risks associated with Park's business; disruption in the liquidity and other functioning of U.S. financial markets; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified banking professionals; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, and the Basel III regulatory capital reforms; the effects of easing restrictions on participants in the financial services industry; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; changes in law and policy accompanying the current presidential administration, including the Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes; uncertainties in Park's preliminary review of, and additional analysis of, the impact of the Tax Cuts and Jobs Act; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; the existence or exacerbation of general geopolitical instability and uncertainty; the effect of trade policies (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations), monetary and other fiscal policies (including the impact of money supply and interest rate policies of the Federal Reserve Board) and other governmental policies of the U.S. federal government; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government - backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries; continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically; the effect of healthcare laws in the U.S. and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; Park's ability to integrate recent acquisitions (including NewDominion Bank) as well as any future acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected; the ability to obtain required governmental and shareholder approvals with respect to, and the ability to complete the proposed merger of Park and CAB Financial Corporation ("CAB") on the proposed terms and within the expected time frame; the risk that the businesses of Park and CAB will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the proposed merger of Park and CAB may not be fully realized or realized within the expected time frame; revenues following the proposed merger of Park and CAB may be lower than expected; customer and employee relationships and business operations may be disrupted by the proposed merger of Park and CAB; Park issued equity securities in the acquisition of NewDominion Bank and may issue equity securities in connection with future acquisitions, including the proposed merger of Park and CAB, which could cause ownership and economic dilution to Park's current shareholders; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of AFS securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities. Please see Note 16 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Management believes that the accounting for goodwill and other intangibles also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill, as of September 30, 2018, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2018 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

The determination of pension plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees will earn while working, as well as the present value of those benefits. Annual pension expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our pension plan.

Significant assumptions used to measure our annual pension expense include:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	certain employee-related factors, such as turnover, retirement age and mortality;

•	the expected return on assets in our funded pension plan; and

•	the rate of salary increases where benefits are based on earnings.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan expense and obligation.

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2018 and 2017

Summary Discussion of Results

Net income for the three months ended September 30, 2018 was $24.8 million, compared to $22.1 million for the third quarter of 2017. Diluted earnings per common share were $1.56 for the third quarter of 2018, compared to $1.44 for the third quarter of 2017. Weighted average diluted common shares outstanding were 15,832,734 for the third quarter of 2018, compared to 15,351,590 weighted average diluted common shares outstanding for the third quarter of 2017.

Net income for the nine months ended September 30, 2018 was $84.1 million, compared to $61.4 million for the nine months ended September 30, 2017. Diluted earnings per common share were $5.41 for the first nine months of 2018, compared to $3.99 for the first nine months of 2017. Weighted average diluted common shares outstanding were 15,560,666 for the first nine months of 2018, compared to 15,394,199 weighted average diluted common shares outstanding for the first nine months of 2017.

During the first quarter of 2018, Park adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost.  This ASU is required to be applied retrospectively to all periods presented.  As a result of the adoption of this ASU, all prior periods have been recast to separately record the service cost component and other components of net benefit cost.  For all periods presented for Park, this resulted in an increase in other income and an offsetting increase in other expense with no change to net income.

During the first quarter of 2018, Park adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes reflected in the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. As a result of the adoption of this ASU, Park recorded an increase of $1.9 million to beginning retained earnings and a $995,000 increase to beginning accumulated other comprehensive loss. Additional income of $3.2 million, $1.3 million and $89,000 was recorded in other income in the first, second and third quarters of 2018, respectively, as the result of changes to the accounting for equity investments.

On July 1, 2018, NewDominion Bank, a North Carolina state-chartered bank (“NewDominion”), merged with and into PNB, with PNB continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization, dated as of January 22, 2018, by and among Park, PNB, and NewDominion.  On the acquisition date, NewDominion had $328 million in total assets, $278 million in total loans, and $284 million in total deposits. The acquisition was valued at $79.2 million and resulted in Park issuing 435,457 Park common shares and paying $30.7 million in cash as merger consideration in exchange for 91.45% of NewDominion's outstanding common shares. The remaining 8.55% of NewDominion's outstanding common shares were previously held by Park. For the nine months ended September 30, 2018, Park recorded merger-related expenses of $3.6 million associated with the NewDominion acquisition.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2018, for the first nine months of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016. Park's segments include PNB, Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q3 2018	Q2 2018	Q1 2018	Nine months YTD 2018	Nine months YTD 2017	2017	2016
PNB	$27,856	$28,797	$26,745	$83,398	$62,946	$87,315	$84,451
GFSC	254	295	57	606	468	260	(307)
Parent Company	(3,059)	(973)	1,465	(2,567)	(2,040)	(2,457)	(4,557)
Ongoing operations	$25,051	$28,119	$28,267	$81,437	$61,374	$85,118	$79,587
SEPH	(289)	122	2,856	2,689	37	(876)	6,548
Total Park	$24,762	$28,241	$31,123	$84,126	$61,411	$84,242	$86,135
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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2018, for the first nine months of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q3 2018	Q2 2018	Q1 2018	Nine months YTD 2018	Nine months YTD 2017	2017	2016
Net interest income	$66,195	$62,683	$61,441	$190,319	$174,717	$235,243	$227,576
Provision for (recovery of) loan losses	2,935	1,623	(67)	4,491	9,114	9,898	2,611
Other income	22,559	22,070	19,915	64,544	61,466	82,742	79,959
Other expense	51,982	48,169	49,001	149,152	137,876	185,891	182,718
Income before income taxes	$33,837	$34,961	$32,422	$101,220	$89,193	$122,196	$122,206
Income tax expense	5,981	6,164	5,677	17,822	26,247	34,881	37,755
Net income	$27,856	$28,797	$26,745	$83,398	$62,946	$87,315	$84,451

Net interest income of $190.3 million for the nine months ended September 30, 2018 represented a $15.6 million, or 8.9%, increase compared to $174.7 million for the nine months ended September 30, 2017. The increase was the result of a $15.1 million increase in interest income and a $472,000 decrease in interest expense.
The $15.1 million increase in interest income was due to a $13.4 million increase in interest income on loans, along with a $1.7 million increase in interest income on investments. The increase in interest income on loans was partially the result of a $102.8 million increase in average loans from $5.28 billion for the nine months ended September 30, 2017, to $5.38 billion for the nine months ended September 30, 2018. Additionally, the yield on loans increased by 24 basis points to 4.79% for the nine months ended September 30, 2018, compared to 4.55% for the nine months ended September 30, 2017. Included in interest income for the nine months ended September 30, 2018 and 2017 was $817,000 and $149,000, respectively, in interest income, related to PNB participations in legacy Vision Bank ("Vision") assets.

The $472,000 decrease in interest expense was due to a $8.7 million increase in interest expense on deposits being more than offset by a $9.1 million decrease in interest expense on borrowings. The increase in interest expense on deposits was partially the result of a $104.6 million, or 2.4%, increase in average interest-bearing deposits from $4.36 billion for the nine months ended September 30, 2017, to $4.46 billion for the nine months ended September 30, 2018. Additionally, the cost of deposits increased by 24 basis points from 0.43% for the nine months ended September 30, 2017 to 0.67% for the nine months ended September 30, 2018. The decrease in interest expense on borrowings was the result of a decrease in long-term debt. During the fourth quarter of 2017, Park utilized excess cash to repay $350 million of long-term debt which matured during November 2017. The effective interest rate on the repaid long-term debt had been 3.22%.
The provision for loan losses of $4.5 million for the nine months ended September 30, 2018 represented a decrease of $4.6 million, compared to $9.1 million for the nine months ended September 30, 2017. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for (recovery of) loan losses recognized in each period presented above.
Other income of $64.5 million for the nine months ended September 30, 2018 represented an increase of $3.1 million, or 5.0%, compared to $61.5 million for the nine months ended September 30, 2017. The $3.1 million increase was primarily related to a $2.0 million increase in income from fiduciary activities, a $1.3 million increase in gain on sale of OREO, net, a $961,000 increase in checkcard fee income, a $747,000 increase in other components of net periodic pension benefit income, a $526,000 increase in equity investment income which is included in miscellaneous income, a $515,000 increase in gains on sale of assets, net, and a $400,000 increase in other service income, offset by a $2.3 million net loss on sales of investment securities during the nine months ended September 30, 2018, a $901,000 decrease in service charges on deposit accounts and a $677,000 decrease in bank owned life insurance income, primarily from the change in death benefits paid on policies during 2018 and 2017.
Other expense of $149.2 million for the nine months ended September 30, 2018 represented an increase of $11.3 million, or 8.2%, compared to $137.9 million for the nine months ended September 30, 2017. The $11.3 million increase was primarily related to a $4.2 million increase in salaries expense, a $3.6 million increase in employee benefits expense, a $829,000 increase in professional fees and services expense, a $828,000 increase in furniture and equipment expense, a $722,000 increase in occupancy expense, a $565,000 increase in state tax expense, a $556,000 increase in data processing expense, a $477,000 increase in marketing expense, a $323,000 increase in non-loan related losses which are included in miscellaneous expense, and a $289,000 increase in core deposit intangible expense which are included in amortization of intangibles, offset by a $1.5 million decrease in contribution expense which is included in miscellaneous expense and a $562,000 decrease in insurance expense.

Income tax expense of $17.8 million for the nine months ended September 30, 2018 represented a decrease of $8.4 million compared to $26.2 million for the nine months ended September 30, 2017.  The decrease in income tax expense was largely due to a decrease in the corporate federal income tax rate from 35% to 21%, effective January 1, 2018.

PNB's results for the first nine months of 2018 and 2017, and for the fiscal year ended December 31, 2017, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense for these periods is detailed in the table below:

	Nine Months YTD 2018			Nine Months YTD 2017			2017
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$190,319	$817	$189,502	$174,717	$149	$174,568	$235,243	$233	$235,010
Provision for (recovery of) loan losses	4,491	(6)	4,497	9,114	(5)	9,119	9,898	(5)	9,903
Other income	64,544	1,458	63,086	61,466	216	61,250	82,742	244	82,498
Other expense	149,152	147	149,005	137,876	398	137,478	185,891	492	185,399
Income (loss) before income taxes	$101,220	$2,134	$99,086	$89,193	$(28)	$89,221	$122,196	$(10)	$122,206
Federal income tax expense (benefit)	17,822	376	17,446	26,247	(8)	26,255	34,881	(3)	34,884
Net income (loss)	$83,398	$1,758	$81,640	$62,946	$(20)	$62,966	$87,315	$(7)	$87,322
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the nine months ended September 30, 2018 and 2017, as of or for the six months ended June 30, 2018 and as of or for the fiscal year ended December 31, 2017.

(In thousands)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017	% change from 6/30/18	% change from 12/31/17	% change from 09/30/17
Loans	$5,605,925	$5,305,560	$5,339,255	$5,332,308	5.66%	4.99%	5.13%
Allowance for loan losses	47,981	47,110	47,607	52,888	1.85%	0.79%	(9.28)%
Net loans	5,557,944	5,258,450	5,291,648	5,279,420	5.70%	5.03%	5.28%
Investment securities	1,435,046	1,501,991	1,507,926	1,564,051	(4.46)%	(4.83)%	(8.25)%
Total assets	7,707,474	7,404,498	7,467,851	7,788,248	4.09%	3.21%	(1.04)%
Total deposits	6,353,965	6,126,119	5,896,676	6,051,268	3.72%	7.76%	5.00%
Average assets (1)	7,523,967	7,396,316	7,664,725	7,665,957	1.73%	(1.84)%	(1.85)%
Efficiency ratio (3)	58.04%	58.01%	57.56%	57.51%	0.05%	0.83%	0.92%
Return on average assets (2)	1.48%	1.51%	1.14%	1.10%	(1.99)%	29.82%	34.55%
(1) Average assets for the nine months ended September 30, 2018 and 2017, for the six months ended June 30, 2018 and for the fiscal year ended December 31, 2017.
(2) Annualized for the nine months ended September 30, 2018 and 2017 and for the six months ended June 30, 2018.
(3) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustments were $2.1 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively, $1.4 million for the six months ended June 30, 2018 and $5.0 million for the fiscal year ended December 31, 2017.

Loans outstanding at September 30, 2018 were $5.61 billion, compared to $5.31 billion at June 30, 2018, an increase of $300.4 million, or 5.7%. The increase in loan balances from June 30, 2018 to September 30, 2018 resulted from increases in commercial loan balances of $198.3 million (7.4%), residential loan balances of $58.9 million (5.1%), home equity line of credit balances of $33.0 million (17.5%) and consumer loan balances of $9.5 million (0.7%).

Excluding loans outstanding at NewDominion, loans outstanding at September 30, 2018 were $5.33 billion, compared to $5.31 billion at June 30, 2018, an increase of $26.6 million, or 0.5%. The increase in loan balances from June 30, 2018 to September 30, 2018, excluding loans at NewDominion, resulted from increases in commercial loan balances of $16.0 million (0.6%), consumer loan balances of $9.3 million (0.7%) and residential loan balances of $4.4 million (0.4%), offset by a decline in home equity line of credit balances of $3.3 million (1.8%).

Loans outstanding at September 30, 2018 were $5.61 billion, compared to $5.34 billion at December 31, 2017, an increase of $266.7 million, or 5.0%. The increase in loan balances in the first nine months of 2018 resulted from increases in commercial loan balances of $167.4 million (6.2%), residential loan balances of $44.0 million (3.7%), home equity line of credit balances of $18.9 million (9.3%) and consumer loan balances of $36.4 million (2.9%).

Excluding loans outstanding at NewDominion, loans outstanding at September 30, 2018 were $5.33 billion, compared to $5.34 billion at December 31, 2017, a decrease of $7.1 million, or 0.1%. The loan decline in the first nine months of 2018, excluding NewDominion, resulted from declines in commercial loan balances of $14.9 million (0.5%), residential loan balances of $10.9 million (0.9%) and home equity line of credit balances of $17.4 million (8.6%), offset by consumer loan growth of $36.2 million (2.9%).

PNB's allowance for loan losses increased by $374,000, or 0.8%, to $48.0 million at September 30, 2018, compared to $47.6 million at December 31, 2017. Net charge-offs were $4.1 million, or 0.10% of total average loans, for the nine months ended September 30, 2018 and were $5.0 million, or 0.13% of total average loans, for the nine months ended September 30, 2017. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) loan losses recognized in each period presented.

Total deposits at September 30, 2018 were $6.35 billion, compared to $5.90 billion at December 31, 2017, an increase of $457.3 million, or 7.8%. The deposit growth for the nine months ended September 30, 2018 consisted of savings deposit growth of $137.4 million (7.3%), transaction account growth of $171.1 million (13.6%), non-interest bearing deposits growth of $88.2 million (5.1%) and time deposits growth of $56.6 million (5.5%).

Excluding deposits at NewDominion, total deposits at September 30, 2018 were $6.09 billion, compared to $5.90 billion at December 31, 2017, an increase of $188.7 million, or 3.2%. The deposit growth for the nine months ended September 30, 2018, excluding NewDominion, consisted of savings deposit growth of $135.3 million (7.2%) and transaction account growth of $66.8 million (5.3%), offset by a reduction in non-interest bearing deposits of $3.3 million (0.2%) and a reduction in time deposits of $14.1 million (1.4%).

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first, second and third quarters of 2018, for the first nine months of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q3 2018	Q2 2018	Q1 2018	Nine months YTD 2018	Nine months YTD 2017	2017	2016
Net interest income	$1,252	$1,261	$1,305	$3,818	$4,424	$5,839	$5,874
Provision for loan losses	183	87	503	773	1,419	1,917	1,887
Other income	63	42	30	135	58	103	57
Other expense	810	842	760	2,412	2,343	3,099	4,515
Income (loss) before income taxes	$322	$374	$72	$768	$720	$926	$(471)
Income tax expense (benefit)	68	79	15	162	252	666	(164)
Net income (loss)	$254	$295	$57	$606	$468	$260	$(307)

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the nine months ended September 30, 2018 and 2017 and as of or for the fiscal year ended December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017	September 30, 2017	% change from 12/31/17	% change from 9/30/17
Loans	$29,849	$33,385	$33,686	(10.59)%	(11.39)%
Allowance for loan losses	2,265	2,382	2,344	(4.91)%	(3.37)%
Net loans	27,584	31,003	31,342	(11.03)%	(11.99)%
Total assets	28,551	32,077	33,260	(10.99)%	(14.16)%
Average assets (1)	30,126	33,509	33,537	(10.10)%	(10.17)%
Return on average assets (2)	2.69%	0.78%	1.86%	244.87%	44.62%
(1) Average assets for the nine months ended September 30, 2018 and 2017 and for the fiscal year ended December 31, 2017.
(2) Annualized for the nine months ended September 30, 2018 and 2017.

Park Parent Company

The table below reflects the Park Parent Company net (loss) income for the first, second and third quarters of 2018, for the first nine months of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q3 2018	Q2 2018	Q1 2018	Nine months YTD 2018	Nine months YTD 2017	2017	2016
Net interest income (expense)	$110	$182	$227	$519	$256	$588	$(138)
Provision for loan losses	—	—	—	—	—	—	—
Other income	1,541	1,059	3,371	5,971	1,190	3,065	955
Other expense	5,961	2,666	2,522	11,149	6,407	8,805	9,731
Net (loss) income before income tax benefit	$(4,310)	$(1,425)	$1,076	$(4,659)	$(4,961)	$(5,152)	$(8,914)
Income tax benefit	(1,251)	(452)	(389)	(2,092)	(2,921)	(2,695)	(4,357)
Net (loss) income	$(3,059)	$(973)	$1,465	$(2,567)	$(2,040)	$(2,457)	$(4,557)

The net interest income (expense) for Park's parent company included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. For the fiscal year ended December 31, 2016, the net interest expense included interest income on loans to SEPH (paid off on December 14, 2016). Additionally, net interest income (expense) for the first nine months of 2017 and for the fiscal years ended December 31, 2017 and 2016, included interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012, which Park prepaid in full (principal plus accrued interest) on April 24, 2017.

Other income of $6.0 million for the nine months ended September 30, 2018 represented an increase of $4.8 million compared to $1.2 million for the nine months ended September 30, 2017. The $4.8 million increase was largely due to a $3.2 million increase in income related to certain equity securities and a $1.5 million increase in bank owned life insurance income, primarily from death benefits paid on policies during 2018.

Other expense of $11.1 million for the nine months ended September 30, 2018 represented an increase of $4.7 million, or 74.0%, compared to $6.4 million for the nine months ended September 30, 2017. The $4.7 million increase was primarily related to an increase of $3.3 million in salaries expense, which included $1.6 million of merger-related expenses related to the acquisition of NewDominion, and an increase of $2.4 million in professional fees and services, which included $2.0 million of merger-related expenses related to the acquisition of NewDominion, offset by a $475,000 decrease in state tax expense.

SEPH

The table below reflects SEPH's net (loss) income for the first, second and third quarters of 2018, for the first nine months of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q3 2018	Q2 2018	Q1 2018	Nine months YTD 2018	Nine months YTD 2017	2017	2016
Net interest income	$119	$616	$1,877	$2,612	$884	$2,089	$4,774
Recovery of loan losses	(178)	(324)	(176)	(678)	(1,793)	(3,258)	(9,599)
Other income	(99)	71	3,587	3,559	477	519	3,068
Other expense	563	857	2,025	3,445	3,097	5,367	7,367
(Loss) income before income taxes	$(365)	$154	$3,615	$3,404	$57	$499	$10,074
Income tax (benefit) expense	(76)	32	759	715	20	1,375	3,526
Net (loss) income	$(289)	$122	$2,856	$2,689	$37	$(876)	$6,548

Net interest income increased to $2.6 million for the nine months ended September 30, 2018 from $884,000 for the nine months ended September 30, 2017. The increase was the result of an increase in interest payments received from SEPH impaired loan relationships.

For the nine months ended September 30, 2018, SEPH had net recoveries of loan losses of $678,000, compared to net recoveries of loan losses of $1.8 million for the nine months ended September 30, 2017.

The $3.1 million increase in other income for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily the result of a $2.6 million increase in gains on sale of OREO and a $853,000 increase in loan fee income as a result of payments received from SEPH impaired loan relationships.

The $348,000 increase in other expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was the result of a $1.0 million increase in management and consulting fees associated with the collection of payments on certain SEPH impaired loan relationships during 2018, offset by a $742,000 decrease in legal fees.

Legacy Vision assets at SEPH totaled $4.0 million as of September 30, 2018, compared to $18.8 million at December 31, 2017 and $18.7 million at September 30, 2017. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $2.5 million at September 30, 2018, compared to $9.0 million at both December 31, 2017 and September 30, 2017.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2018, for the first nine months of 2018 and 2017, and for the fiscal years ended December 31, 2017 and 2016.

(In thousands)	Q3 2018	Q2 2018	Q1 2018	Nine months YTD 2018	Nine months YTD 2017	2017	2016
Net interest income	$67,676	$64,742	$64,850	$197,268	$180,281	$243,759	$238,086
Provision for (recovery of) loan losses	2,940	1,386	260	4,586	8,740	8,557	(5,101)
Other income	24,064	23,242	26,903	74,209	63,191	86,429	84,039
Other expense	59,316	52,534	54,308	166,158	149,723	203,162	204,331
Income before income taxes	$29,484	$34,064	$37,185	$100,733	$85,009	$118,469	$122,895
Income taxes	4,722	5,823	6,062	16,607	23,598	34,227	36,760
Net income	$24,762	$28,241	$31,123	$84,126	$61,411	$84,242	$86,135

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2018 and 2017

Net interest income increased by $6.1 million, or 10.0%, to $67.7 million for the third quarter of 2018, compared to $61.6 million for the third quarter of 2017. See the discussion under the table below.

	Three months ended September 30, 2018			Three months ended September 30, 2017
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,609,813	$70,034	4.95%	$5,337,206	$63,338	4.71%
Taxable investments	1,205,206	7,691	2.53%	1,293,571	6,757	2.07%
Tax-exempt investments (2)	303,949	2,792	3.64%	271,305	3,037	4.44%
Money market instruments	87,143	428	1.95%	427,157	1,383	1.28%
Interest earning assets	$7,206,111	$80,945	4.46%	$7,329,239	$74,515	4.03%

Interest bearing deposits	$4,642,530	9,740	0.83%	$4,505,040	5,403	0.48%
Short-term borrowings	179,109	288	0.64%	187,319	197	0.42%
Long-term debt	415,000	2,525	2.42%	863,205	6,073	2.79%
Interest bearing liabilities	$5,236,639	$12,553	0.95%	$5,555,564	$11,673	0.83%
Excess interest earning assets	$1,969,472			$1,773,675
Tax equivalent net interest income		$68,392			$62,842
Net interest spread			3.51%			3.20%
Net interest margin			3.77%			3.40%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $129,000 for the three months ended September 30, 2018 and $228,000 for the same period of 2017.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $587,000 for the three months ended September 30, 2018 and $1.1 million for the same period of 2017.

Average interest earning assets for the third quarter of 2018 decreased by $123 million, or 1.7%, to $7,206 million, compared to $7,329 million for the third quarter of 2017. The average yield on interest earning assets increased by 43 basis points to 4.46% for the third quarter of 2018, compared to 4.03% for the third quarter of 2017.

Interest income for the three months ended September 30, 2018 included $120,000 related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as $439,000 related to the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Interest income for the three months ended September 30, 2017 included $552,000 related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding these additional sources of income, the yield on loans was 4.91% and 4.68% for the three months ended September 30, 2018 and 2017, respectively, and the yield on earning assets was 4.42% and 4.01% for the three months ended September 30, 2018 and 2017, respectively.

Average interest bearing liabilities for the third quarter of 2018 decreased by $319 million, or 5.7%, to $5,237 million, compared to $5,556 million for the third quarter of 2017. The average cost of interest bearing liabilities increased by 12 basis points to 0.95% for the third quarter of 2018, compared to 0.83% for the third quarter of 2017. Approximately $608,000 of the cost of funds increase, or 5 basis points, during the three months ended September 30, 2018, resulted from an accrual for an interest rate adjustment on an interest bearing deposit product. Without this adjustment the cost of funds for total interest bearing deposits was 0.78% and the cost of funds for interest bearing liabilities was 0.90%.

Removing the impacts of interest income related to payments on certain SEPH loan relationships, the accretion related to purchase accounting adjustments and the accrual for an interest rate adjustment on an interest bearing deposit product, the net interest margin was 3.77% and 3.38% for the three months ended September 30, 2018 and 2017, respectively.

Yield on Loans: Average loan balances increased by $273 million, or 5.1%, to $5,610 million for the third quarter of 2018, compared to $5,337 million for the third quarter of 2017. The average yield on the loan portfolio increased by 24 basis points to 4.95% for the third quarter of 2018, compared to 4.71% for the third quarter of 2017.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2018 and 2017.

	Three months ended September 30, 2018		Three months ended September 30, 2017
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$223,460	5.28%	$208,741	4.56%
Installment loans	1,306,405	5.07%	1,261,542	4.96%
Real estate loans	1,205,812	4.21%	1,188,550	3.87%
Commercial loans (1)	2,869,221	5.17%	2,673,207	4.96%
Other	4,915	12.41%	5,166	11.97%
Total loans and leases before allowance	$5,609,813	4.95%	$5,337,206	4.71%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $129,000 for the three months ended September 30, 2018 and $228,000 for the same period of 2017.

Loan interest income for the three months ended September 30, 2018 included income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding these sources of income, the yield on home equity loans was 5.12%, the yield on real estate loans was 4.10%, the yield on commercial loans was 5.15% and the yield on total loans was 4.91%.

Loan interest income for the three months ended September 30, 2017 includes income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding this income, the yield on commercial loans was 4.91% and the yield on total loans was 4.68%.

Cost of Deposits: Average interest bearing deposit balances increased by $137 million, or 3.1%, to $4,643 million for the third quarter of 2018, compared to $4,505 million for the third quarter of 2017. The average cost of funds on deposit balances increased by 35 basis points to 0.83% for the third quarter of 2018, compared to 0.48% for the third quarter of 2017.

The table below shows for the three months ended September 30, 2018 and 2017, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2018		Three months ended September 30, 2017
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,483,691	0.81%	$1,395,919	0.30%
Savings deposits and clubs	2,063,376	0.65%	2,011,251	0.36%
Time deposits	1,095,463	1.21%	1,097,870	0.91%
Total interest bearing deposits	$4,642,530	0.83%	$4,505,040	0.48%

Interest expense for the three months ended September 30, 2018, included a $608,000 accrual for an interest rate adjustment on an interest bearing deposit product. Without this adjustment, the cost of funds for transaction accounts was 0.65% and the cost of funds for total interest bearing deposits was 0.78%

Comparison for the First Nine Months of 2018 and 2017

Net interest income increased by $17.0 million, or 9.4%, to $197.3 million for the first nine months of 2018, compared to $180.3 million for the first nine months of 2017. See the discussion under the table below.

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,401,631	$199,181	4.93%	$5,314,501	$185,034	4.66%
Taxable investments	1,205,747	22,204	2.46%	1,329,589	20,787	2.09%
Tax-exempt investments (2)	301,501	8,301	3.68%	232,751	7,844	4.51%
Money market instruments	79,256	1,070	1.80%	271,778	2,330	1.15%
Interest earning assets	$6,988,135	$230,756	4.41%	$7,148,619	$215,995	4.04%

Interest bearing deposits	$4,467,206	22,574	0.68%	$4,363,065	13,926	0.43%
Short-term borrowings	225,310	1,283	0.76%	223,043	616	0.37%
Long-term debt	424,615	7,509	2.36%	806,584	17,632	2.92%
Interest bearing liabilities	$5,117,131	$31,366	0.82%	$5,392,692	$32,174	0.80%
Excess interest earning assets	$1,871,004			$1,755,927
Tax equivalent net interest income		$199,390			$183,821
Net interest spread			3.59%			3.24%
Net interest margin			3.81%			3.44%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $378,000 for the nine months ended September 30, 2018 and $794,000 for the same period of 2017.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $1.7 million for the nine months ended September 30, 2018 and $2.7 million for the same period of 2017.

Average interest earning assets for the first nine months of 2018 decreased by $160 million, or 2.2%, to $6,988 million, compared to $7,149 million for the first nine months of 2017. The average yield on interest earning assets increased by 37 basis points to 4.41% for the first nine months of 2018, compared to 4.04% for the first nine months of 2017.

Interest income for the nine months ended September 30, 2018 included $3.4 million related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as $439,000 related to the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Interest income for the nine months ended September 30, 2017 included $1.0 million related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding these sources of income, the yield on loans was 4.84% and 4.64% for the nine months ended September 30, 2018 and 2017, respectively, the yield on earning assets was 4.34% and 4.03% for the nine months ended September 30, 2018 and 2017, respectively, and the net interest margin was 3.74% and 3.43% for the nine months ended September 30, 2018 and 2017, respectively.

Average interest bearing liabilities for the first nine months of 2018 decreased by $276 million, or 5.1%, to $5,117 million, compared to $5,393 million for the first nine months of 2017. The average cost of interest bearing liabilities increased by 2 basis points to 0.82% for the first nine months of 2018, compared to 0.80% for the first nine months of 2017.

Yield on Loans: Average loan balances increased by $87 million, or 1.6%, to $5,402 million for the first nine months of 2018, compared to $5,315 million for the first nine months of 2017. The average yield on the loan portfolio increased by 27 basis points to 4.93% for the first nine months of 2018, compared to 4.66% for the first nine months of 2017.

The table below shows for the nine months ended September 30, 2018 and 2017, the average balance and tax equivalent yield by type of loan:

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$204,550	5.06%	$210,648	4.38%
Installment loans	1,289,192	5.01%	1,226,508	4.97%
Real estate loans	1,170,162	4.08%	1,199,414	3.84%
Commercial loans (1)	2,733,077	5.23%	2,672,555	4.89%
Other	4,650	12.85%	5,376	11.55%
Total loans and leases before allowance	$5,401,631	4.93%	$5,314,501	4.66%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustment was $378,000 for the nine months ended September 30, 2018 and $794,000 for the same period of 2017.

Loan interest income for the nine months ended September 30, 2018 included income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding these sources of income, the yield on home equity loans was 4.99%, the yield on real estate loans was 4.04%, the yield on commercial loans was 5.07% and the yield on total loans was 4.84%.

Loan interest income for the nine months ended September 30, 2017 included income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Excluding this income, the yield on commercial loans was 4.86% and the yield on total loans was 4.64%.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2018 and for the fiscal years ended December 31, 2017, 2016 and 2015.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - first nine months	4.93%	2.71%	2.03%	4.42%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2018 and a 35% federal corporate income tax rate for 2017, 2016 and 2015. The taxable equivalent adjustment was $378,000 for the nine months ended September 30, 2018, and $1.1 million, $1.0 million and $767,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2018 and a 35% federal corporate income tax rate for 2017, 2016 and 2015. The taxable equivalent adjustment was $1.7 million for the nine months ended September 30, 2018, and $3.9 million, $1.4 million and $98,000 for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.
(3) Interest income for the nine months ended September 30, 2018, and the fiscal years ended December 31, 2017, 2016, and 2015 includes $3.9 million, $2.3 million, $6.2 million, and $1.1 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as the accretion of purchase accounting adjustments related to the acquisition of NewDominion for the nine months ended September 30, 2018. Excluding these sources of income, the yield on loans was 4.84%, 4.66%, 4.64% and 4.66%, for the nine months ended September 30, 2018, and the fiscal years ended December 31, 2017, 2016, and 2015, respectively and the yield on earning assets was 4.34%, 4.05%, 4.00%, and 3.95%, for the nine months ended September 30, 2018 and for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.

Cost of Deposits: Average interest bearing deposit balances increased by $104 million, or 2.4%, to $4,467 million for the first nine months of 2018, compared to $4,363 million for the first nine months of 2017. The average cost of funds on deposit balances increased by 25 basis points to 0.68% for the first nine months of 2018, compared to 0.43% for the first nine months of 2017.

The table below shows the average balance and cost of funds by type of deposit for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,388,097	0.55%	$1,319,492	0.24%
Savings deposits and clubs	2,027,438	0.54%	1,935,887	0.30%
Time deposits	1,051,671	1.11%	1,107,686	0.86%
Total interest bearing deposits	$4,467,206	0.68%	$4,363,065	0.43%

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2018 and for the fiscal years ended December 31, 2017, 2016 and 2015.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2015 - year	0.30%	0.18%	3.10%	0.72%
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - first nine months	0.68%	0.76%	2.36%	0.82%

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

Park's ongoing operation subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's ongoing operations, and SEPH for the three-month and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
ALLL, beginning balance	$49,452	$53,822	$49,988	$50,624

Net charge-offs (recoveries) :
Park's ongoing operations	2,324	3,019	5,006	5,925
SEPH	(178)	(1,146)	(678)	(1,793)
Park	2,146	1,873	4,328	4,132

Provision for (recovery of) loan losses:
Park's ongoing operations	3,118	4,429	5,264	10,533
SEPH	(178)	(1,146)	(678)	(1,793)
Park	2,940	3,283	4,586	8,740

ALLL, ending balance	$50,246	$55,232	$50,246	$55,232

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's ongoing operations	0.16%	0.22%	0.12%	0.15%
SEPH	(38.97)%	(41.46)%	(31.53)%	(20.54)%
Park	0.15%	0.14%	0.11%	0.10%

Loans acquired as part of the acquisition of NewDominion were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of September 30, 2018, there was no allowance related to acquired loans.

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's ongoing operations, including information related to specific reserves and general reserves, at September 30, 2018, December 31, 2017 and September 30, 2017.

Park ongoing operations - Allowance for Loan Losses
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Total allowance for loan losses	$50,246	$49,988	$55,232
Specific reserves	1,846	684	5,102
General reserves	$48,400	$49,304	$50,130

Total loans	$5,623,522	$5,361,593	$5,355,142
Impaired commercial loans	45,062	46,242	63,407
Total loans less impaired commercial loans	$5,578,460	$5,315,351	$5,291,735

Total allowance for loan losses to total loans ratio	0.89%	0.93%	1.03%
General reserves as a % of total loans less impaired commercial loans	0.87%	0.93%	0.95%

The allowance for loan losses of $50.2 million at September 30, 2018 represented a $258,000, or 0.5%, increase compared to $50.0 million at December 31, 2017. This increase was the result of a $904,000 decrease in general reserves, offset by a $1.2 million increase in specific reserves. As of September 30, 2018, no allowance had been established for acquired loans. Excluding acquired loans, the general reserve as a percentage of total loans less impaired commercial loans was 0.91%.

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

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets which consist of other foreclosed or repossessed assets.

The following table compares Park’s nonperforming assets at September 30, 2018, December 31, 2017 and September 30, 2017.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans	$66,654	$72,056	$90,568
Accruing TDRs	14,602	20,111	19,401
Loans past due 90 days or more	2,025	1,792	1,980
Total nonperforming loans	$83,281	$93,959	$111,949

OREO – PNB	3,061	6,524	6,701
OREO – SEPH	2,215	7,666	7,665
Other nonperforming assets - PNB	7,170	4,849	—
Total nonperforming assets	$95,727	$112,998	$126,315

Percentage of nonaccrual loans to total loans	1.18%	1.34%	1.69%
Percentage of nonperforming loans to total loans	1.48%	1.75%	2.09%
Percentage of nonperforming assets to total loans	1.70%	2.10%	2.35%
Percentage of nonperforming assets to total assets	1.23%	1.50%	1.61%

Nonperforming assets for Park's ongoing operations and for SEPH as of September 30, 2018, December 31, 2017 and September 30, 2017 were as reported in the following two tables:

Park's ongoing operations - Nonperforming Assets

(In thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans	$65,019	$61,753	$80,424
Accruing TDRs	14,602	20,111	19,401
Loans past due 90 days or more	2,025	1,792	1,980
Total nonperforming loans	$81,646	$83,656	$101,805

OREO – PNB	3,061	6,524	6,701
Other nonperforming assets - PNB	7,170	4,849	—
Total nonperforming assets	$91,877	$95,029	$108,506

Percentage of nonaccrual loans to total loans	1.16%	1.15%	1.50%
Percentage of nonperforming loans to total loans	1.45%	1.56%	1.90%
Percentage of nonperforming assets to total loans	1.63%	1.77%	2.03%
Percentage of nonperforming assets to total assets	1.19%	1.27%	1.39%

SEPH - Nonperforming Assets

(In thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans	$1,635	$10,303	$10,144
Accruing TDRs	—	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$1,635	$10,303	$10,144

OREO – SEPH	2,215	7,666	7,665
Total nonperforming assets	$3,850	$17,969	$17,809

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At September 30, 2018, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

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

As of September 30, 2018, Park had taken partial charge-offs of $11.1 million related to the $46.7 million of commercial loans considered to be impaired, compared to partial charge-offs of $10.0 million related to the $56.5 million of impaired commercial loans at December 31, 2017.

Purchase credit impaired ("PCI") loans: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of July 1, 2018. These loans were recorded at the preliminary fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the preliminary fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2018 was $4.5 million, while the outstanding customer balance was $4.7 million.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2017 to incorporate losses through December 31, 2017.

Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $31.5 million, or 1.18% of the outstanding principal balance of performing commercial loans at September 30, 2018. Excluding acquired loans, at September 30, 2018, the coverage level within the commercial loan portfolio was approximately 3.19 years compared to 3.24 years at December 31, 2017. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 96-month period ended December 31, 2017, for the commercial loan portfolio was 0.37%. This 96-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

Excluding acquired loans, the overall reserve of 1.18% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.17%; special mention commercial loans are reserved at 2.94%; and substandard commercial loans are reserved at 10.37%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 96-month loss experience of 0.37% are due to the following factors which management reviews on a quarterly or annual basis:

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

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2017.

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. There was no change to the environmental loss factor during the third quarter of 2018.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 96 months, through December 31, 2017. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). Excluding acquired loans, at September 30, 2018, the coverage level within the consumer loan portfolio was approximately 1.88 years compared to 1.92 years at December 31, 2017. Historical loss experience, over the 96-month period ended December 31, 2017, for the consumer loan portfolio was 0.34%.

Loans acquired as part of the acquisition of NewDominion were recorded at fair value on the date of acquisition.  An allowance is only established on these NewDominion loans as a result of credit deterioration post acquisition.  As of September 30, 2018, there was no allowance related to acquired NewDominion loans.

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

Other Income

Other income increased by $527,000 to $24.1 million for the quarter ended September 30, 2018, compared to $23.5 million for the third quarter of 2017, and increased by $11.0 million to $74.2 million for the nine months ended September 30, 2018, compared to $63.2 million for the nine months ended September 30, 2017.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Income from fiduciary activities	$6,418	$5,932	$486	$19,479	$17,471	$2,008
Service charges on deposit accounts	2,861	3,216	(355)	8,609	9,511	(902)
Other service income	3,246	3,357	(111)	10,890	9,608	1,282
Checkcard fee income	4,352	3,974	378	12,736	11,775	961
Bank owned life insurance income	2,585	1,573	1,012	4,625	3,790	835
ATM fees	500	605	(105)	1,534	1,708	(174)
OREO valuation adjustments	(77)	(22)	(55)	(398)	(367)	(31)
(Loss) gain on sale of OREO, net	(81)	51	(132)	4,093	204	3,889
Net loss on sale of investment securities	—	—	—	(2,271)	—	(2,271)
(Loss) gain on equity securities, net	(326)	—	(326)	3,467	—	3,467
Other components of net periodic pension benefit income	1,705	1,448	257	5,115	4,344	771
Miscellaneous	2,881	3,403	(522)	6,330	5,147	1,183
Total other income	$24,064	$23,537	$527	$74,209	$63,191	$11,018

The following table breaks out the change in total other income for the three and nine months ended September 30, 2018 compared to the same periods ended September 30, 2017 between Park’s ongoing operations and SEPH.

	Change from 2017 to 2018 for the three months ended September 30			Change from 2017 to 2018 for the nine months ended September 30
(In thousands)	Park less SEPH	SEPH	Total	Park less SEPH	SEPH	Total
Income from fiduciary activities	$486	$—	$486	$2,008	$—	$2,008
Service charges on deposit accounts	(355)	—	(355)	(902)	—	(902)
Other service income	67	(178)	(111)	429	853	1,282
Checkcard fee income	378	—	378	961	—	961
Bank owned life insurance income	1,012	—	1,012	835	—	835
ATM fees	(105)	—	(105)	(174)	—	(174)
OREO valuation adjustments	(55)	—	(55)	188	(219)	(31)
(Loss) gain on sale of OREO, net	(6)	(126)	(132)	1,250	2,639	3,889
Net loss on sale of investment securities	—	—	—	(2,271)	—	(2,271)
(Loss) gain on equity securities, net	(326)	—	(326)	3,467	—	3,467
Other components of net periodic pension benefit income	252	5	257	756	15	771
Miscellaneous	(282)	(240)	(522)	1,389	(206)	1,183
Total other income	$1,066	$(539)	$527	$7,936	$3,082	$11,018

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $486,000, or 8.2%, to $6.4 million for the three months ended September 30, 2018, compared to $5.9 million for the same period in 2017 and increased $2.0 million, or 11.5%, to $19.5 million for the nine months ended September 30, 2018, compared to $17.5 million for the same period in 2017. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2018 was $5,496 million compared to $4,976 million for the nine months ended September 30, 2017.

Service charges on deposit accounts decreased by $355,000, or 11.0%, to $2.9 million for the three months ended September 30, 2018, compared to $3.2 million for the same period in 2017 and decreased $902,000, or 9.5%, to $8.6 million for the nine months ended September 30, 2018, compared to $9.5 million for the same period in 2017, largely as a result of a decline in non-sufficient funds (NSF) fee income and service charges on demand deposit accounts.

Other service income increased by $1.3 million, or 13.3%, to $10.9 million for the nine months ended September 30, 2018, compared to $9.6 million for the same period of 2017. The primary reason for the increase was the recovery of fees from certain SEPH impaired relationships.

Checkcard fee income increased by $378,000, or 9.5%, to $4.4 million for the three months ended September 30, 2018, compared to $4.0 million for the same period of 2017 and increased $961,000, or 8.2%, to $12.7 million for the nine months ended September 30, 2018, compared to $11.8 million for the same period of 2017. The increases in 2018 were attributable to continued increases in the volume of debit card transactions. The number of transactions for the nine months ended September 30, 2018 increased 7.2% from the same period in 2017.

Bank owned life insurance income increased by $1.0 million, or 64.3%, to $2.6 million for the three months ended September 30, 2018, compared to $1.6 million for the same period of 2017 and increased $835,000, or 22.0%, to $4.6 million for the nine months ended September 30, 2018, compared to $3.8 million for the same period of 2017. The increases were primarily related to fluctuations in income from death benefits paid on policies. Park recorded $1.5 million of income from death benefits paid on policies for the three months ended September 30, 2018, compared to $478,000 for the same period of 2017 and recorded $1.5 million in income from death benefits paid on policies for the nine months ended September 30, 2018, compared to $478,000 for the same period of 2017.

Gain on sale of OREO, net increased by $3.9 million, to $4.1 million for the nine months ended September 30, 2018, compared to $204,000 for the same period in 2017. The increase was primarily due to a $4.1 million gain on the sale of one OREO property during the first three months of 2018, which was partially participated to PNB from SEPH.

During the nine months ended September 30, 2018, investment securities with a book value of $254.3 million were sold at a net loss of $2.3 million. There were no securities sold during the same period of 2017.

During the nine months ended September 30, 2018, $33,000 of unrealized losses were recorded within "(Loss) gain on equity securities, net". An additional $3.5 million gain recorded within "(Loss) gain on equity securities, net" for the nine months ended September 30, 2018 relates to an investment security which was no longer held at September 30, 2018. Prior to January 1, 2018, gains on equity securities were recognized in other comprehensive income. With the adoption of ASU 2016-01 on January 1, 2018, Park recorded an increase of $1.9 million to beginning retained earnings with all future changes in unrealized gains/loss on equity securities being recorded on the consolidated condensed statement of income.

Other components of net periodic pension benefit income increased by $257,000, or 17.7%, to $1.7 million for the three months ended September 30, 2018, compared to $1.4 million for the same period in 2017 and increased $771,000, or 17.7%, to $5.1 million for the nine months ended September 30, 2018, compared to $4.3 million for the same period in 2017. The increase was largely due to an increase in the expected return on plan assets.

Miscellaneous income decreased by $522,000 to $2.9 million for the three months ended September 30, 2018, compared to $3.4 million for the three months ended September 30, 2017 and increased $1.2 million to $6.3 million for the nine months ended September 30, 2018, compared to $5.1 million for the nine months ended September 30, 2017. The increase for the year-to-date period was primarily related to a $601,000 increase in rental income from repossessed assets and a $515,000 increase in net gain on sale of assets for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Other Expense

Other expense increased by $8.1 million to $59.3 million for the quarter ended September 30, 2018, compared to $51.3 million for the third quarter of 2017, and increased by $16.4 million to $166.2 million for the nine months ended September 30, 2018, compared to $149.7 million for the nine months ended September 30, 2017.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Salaries	$27,229	$23,302	$3,927	$76,652	$69,020	$7,632
Employee benefits	7,653	5,943	1,710	22,312	18,617	3,695
Occupancy expense	2,976	2,559	417	8,482	7,759	723
Furniture and equipment expense	3,807	3,868	(61)	11,969	11,126	843
Data processing fees	2,580	1,919	661	6,255	5,560	695
Professional fees and services	8,065	6,100	1,965	20,378	16,947	3,431
Marketing	1,364	1,122	242	3,767	3,262	505
Insurance	1,388	1,499	(111)	4,012	4,586	(574)
Communication	1,207	1,110	97	3,646	3,598	48
State tax expense	1,000	912	88	3,063	2,918	145
Amortization of intangibles	289	—	289	289	—	289
Miscellaneous	1,758	2,925	(1,167)	5,333	6,330	(997)
Total other expense	$59,316	$51,259	$8,057	$166,158	$149,723	$16,435

The following table breaks out the change in total other expense for the three and nine months ended September 30, 2018, compared to the same period ended September 30, 2017 between Park’s ongoing operations and SEPH.

	Change from 2017 to 2018 for the three months ended September 30			Change from 2017 to 2018 for the nine months ended September 30
(In thousands)	Park less SEPH	SEPH	Total	Park less SEPH	SEPH	Total
Salaries	$3,922	$5	$3,927	$7,645	$(13)	$7,632
Employee benefits	1,837	(127)	1,710	3,862	(167)	3,695
Occupancy expense	417	—	417	723	—	723
Furniture and equipment expense	(61)	—	(61)	843	—	843
Data processing fees	661	—	661	695	—	695
Professional fees and services	2,432	(467)	1,965	3,112	319	3,431
Marketing	242	—	242	505	—	505
Insurance	(111)	—	(111)	(574)	—	(574)
Communication	97	—	97	48	—	48
State tax expense	52	36	88	99	46	145
Amortization of intangibles	289	—	289	289	—	289
Miscellaneous	(1,257)	90	(1,167)	(1,160)	163	(997)
Total other expense	$8,520	$(463)	$8,057	$16,087	$348	$16,435

Salaries increased by $3.9 million, or 16.9%, to $27.2 million for the three months ended September 30, 2018, compared to $23.3 million for the same period in 2017 and increased by $7.6 million, or 11.1%, to $76.7 million for the nine months ended September 30, 2018, compared to $69.0 million for the same period in 2017. The increase for the three months ended September 30, 2018 was due to a $1.6 million increase in salary expense related to the acquisition of NewDominion, a $1.1 million increase in salary expense, a $556,000 increase in incentive compensation expense, and a $320,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and the 2017 Employee LTIP. The increase for the nine months ended September 30, 2018 was due to a $1.1 million one-time incentive paid out in March 2018, along with a $2.3 million increase in salary expense, a $1.6 million increase in salary expense related to the acquisition of NewDominion, a $949,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and the 2017 Employee LTIP, and a $1.1 million increase in incentive compensation expense.

Employee benefits increased by $1.7 million, or 28.8%, to $7.7 million for the three months ended September 30, 2018, compared to $5.9 million for the same period in 2017 and increased by $3.7 million, or 19.8%, to $22.3 million for the nine months ended September 30, 2018, compared to $18.6 million for the same period in 2017. The increase for the three months ended September 30, 2018 was primarily due to a $776,000 increase in group insurance costs, a $452,000 increase in expesne related to Park's voluntary salary deferral plan and a $277,000 increase in pension service cost expense. The increase for the nine months ended September 30, 2018 was primarily due to a $1.2 million increase in expense related to Park's voluntary salary deferral plan, a $1.4 million increase in group insurance costs and a $832,000 increase in pension service cost expense. The Company matching contribution under the voluntary salary deferral plan was increased from 25% to 50% in March of 2018.

Occupancy expense increased by $417,000, or 16.3%, to $3.0 million for the three months ended September 30, 2018, compared to $2.6 million for the same period in 2017 and increased by $723,000, or 9.3%, to $8.5 million for the nine months ended September 30, 2018, compared to $7.8 million for the same period in 2017. The increases were primarily related to the acquisition of NewDominion and an increase in maintenance and repairs on building and grounds.

Furniture and equipment expense decreased by $61,000, or 1.6%, to $3.8 million for the three months ended September 30, 2018, compared to $3.9 million for the same period in 2017 and increased by $843,000, or 7.6%, to $12.0 million for the nine months ended September 30, 2018, compared to $11.1 million for the same period in 2017. The increases for the nine months ended September 30, 2018 was primarily due to maintenance and repairs on equipment.

Data processing fees increased by $661,000, or 34.4%, to $2.6 million for the three months ended September 30, 2018, compared to $1.9 million for the same period of 2017 and increased by $695,000, or 12.5%, to $6.3 million for the nine months ended September 30, 2018, compared to $5.6 million for the same period 2017. The increases were primarily related to a re-classification of expenses from Professional fees and services as well as an increase in data processing fees related to the acquisition of NewDominion.

Professional fees and services increased by $2.0 million, or 32.2%, to $8.1 million for the three months ended September 30, 2018, compared to $6.1 million for the same period in 2017 and increased $3.5 million, or 20.2%, to $20.4 million for the nine months ended September 30, 2018, compared to $16.9 million for the same period in 2017. The $467,000 decrease at SEPH for the three months ended September 30, 2018 was the result of a $307,000 decrease in legal fees and a $154,000 decrease in management and consulting expense. The $2.4 million increase at the Park less SEPH operations for the three months ended September 30, 2018 was largely the result of a $1.5 million increase in management and consulting expense and a $399,000 increase in other fees at the Parent Company, both primarily related to the acquisition of NewDominion. PNB had a $668,000 increase in other fees for the three months ended September 30, 2018, primarily related to activities associated with repossessed assets.

The $319,000 increase at SEPH for professional fees and services for the nine months ended September 30, 2018 was primarily the result of a $1.0 million increase in management and consulting fees associated with the collection of payments on certain SEPH impaired loan relationships during the first nine months of 2018, offset by a $742,000 decrease in legal expense. The $3.1 million increase at Park less SEPH operations for the nine months ended September 30, 2018 was largely the result of a $1.5 million increase in management and consulting expense and a $411,000 increase in legal expense at the Parent Company, both primarily related to the acquisition of NewDominion. PNB had an increase of $430,000 in management and consulting expense and an increase of $484,000 in other fees expense, primarily related to activities associated with repossessed assets.

Miscellaneous expense decreased $1.1 million, or 39.9%, to $1.8 million for the three months ended September 30, 2018, compared to $2.9 million for the same period in 2017 and decreased $1.0 million, or 15.8%, to $5.3 million for the nine months ended September 30, 2018, compared to $6.3 million for the same period in 2017. The decrease for the three months ended September 30, 2018 was primarily the result of a $1.5 million decrease in contribution expense, and the decrease for the nine months ended September 30, 2018 was primarily the result of a $1.5 million decrease in contribution expense, partially offset by a $322,000 increase in fraud losses and a $183,000 increase in supplies expense.

Income Tax

Federal income tax expense was $4.7 million for the third quarter of 2018, compared to $8.4 million for the third quarter of 2017, and was $16.6 million for the nine months ended September 30, 2018, compared to $23.6 million for the nine months ended September 30, 2017. Effective January 1, 2018, the federal corporate income tax rate was lowered to 21% from 35%. The effective federal income tax rate for the third quarter of 2018 was 16.0%, compared to 27.6% for the same period in 2017 and the effective federal income tax rate for the nine months ended September 30, 2018 was 16.5%, compared to 27.8% for the nine months ended September 30, 2017. The difference between the statutory federal income tax rate and Park’s effective federal income tax rate is due to permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2018 year will be approximately $5.7 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At September 30, 2018 and December 31, 2017

Changes in Financial Condition

Total assets increased by $218.9 million, or 2.9%, during the first nine months of 2018 to $7,756 million at September 30, 2018, compared to $7,538 million at December 31, 2017. This increase was primarily due to the following:

•	Loans increased by $252.8 million, or 4.7%, of which $273.8 million was due to the acquisition of NewDominion, to $5,625 million at September 30, 2018, compared to $5,372 million at December 31, 2017.

•
Goodwill and other intangibles increased by $47.7 million, or 65.9%, to $120.0 million at September 30, 2018, compared to $72.3 million at December 31, 2017. The increase was due to the acquisition of NewDominion.

•	Investment securities decreased $73.8 million, or 4.9%, to $1,439 million at September 30, 2018, compared to $1,513 million at December 31, 2017.

•
Cash and cash equivalents decreased by $24.5 million to $144.6 million at September 30, 2018, compared to $169.1 million at December 31, 2017. Money market instruments were $38.0 million at September 30, 2018, compared to $37.2 million at December 31, 2017 and Cash and due from banks were $106.6 million at September 30, 2018, compared to $131.9 million at December 31, 2017.

Total liabilities increased by $165.9 million, or 2.4%, during the first nine months of 2018 to $6,947 million at September 30, 2018, from $6,782 million at December 31, 2017. This increase was primarily due to the following:

•
Total deposits increased by $462.0 million, or 7.9%, of which $268.6 million was due to the acquisition of NewDominion, to $6,279 million at September 30, 2018, compared to $5,817 million at December 31, 2017.

•	Short-term borrowings decreased by $211.5 million, or 54.0%, to $179.8 million at September 30, 2018, compared to $391.3 million at December 31, 2017.

•	Long-term borrowings decreased by $100.0 million, or 20.0%, to $400.0 million at September 30, 2018, compared to $500.0 million at December 31, 2017.

Total shareholders’ equity increased by $53.0 million, or 7.0%, to $809.1 million at September 30, 2018, from $756.1 million at December 31, 2017.

•
Retained earnings increased by $41.2 million during the period as a result of net income of $84.1 million and cumulative effects of changes in accounting principles of $5.7 million, offset by common share dividends of $48.3 million.

•	Treasury shares increased by $4.5 million during the period as a result of the repurchase of treasury shares, offset by the issuance of treasury shares.

•	Common shares increased by $50.0 million during the period as a result of the issuance of common shares related to the acquisition of NewDominion.

•
Accumulated other comprehensive loss, net of taxes increased by $33.7 million during the period as a result of unrealized net holding losses on securities available for sale, net of taxes, of $30.9 million, and the cumulative effects of changes in accounting principles of $4.8 million, offset by a net realized loss on the sale of securities of $2.0 million reclassified from accumulated other comprehensive loss.

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

Liquidity

Cash provided by operating activities was $98.1 million and $66.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net income was the primary source of cash from operating activities for each of the nine months ended September 30, 2018 and 2017.
Cash provided by investing activities was $65.6 million for the nine months ended September 30, 2018 and cash used in investing activities was $82.4 million for the nine months ended September 30, 2017. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $32.4 million for the nine months ended September 30, 2018 and provided cash of $15.0 million for the nine months ended September 30, 2017. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $12.0 million and cash used by the net increase in the loan portfolio was $95.8 million for the nine months ended September 30, 2018 and 2017, respectively.
Cash used in financing activities was $188.2 million for the nine months ended September 30, 2018 and cash provided by financing activities was $319.6 million for the nine months ended September 30, 2017. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $177.6 million and $452.4 million of cash for the nine months ended September 30, 2018 and 2017, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the nine months ended September 30, 2018, net short-term borrowings decreased and used $211.5 million in cash, and net long-term borrowings decreased and used $100.0 million in cash. For the nine months ended September 30, 2017, net short-term borrowings decreased and used $201.9 million in cash, while net long-term borrowings increased and provided $120.0 million in cash. Finally, cash declined by $47.9 million for the nine months ended September 30, 2018 and $43.1 million for the nine months ended September 30, 2017, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $50.0 million revolving line of credit with another financial institution, which had no outstanding balance as of September 30, 2018. The Corporation’s loan to asset ratio was 72.52% at September 30, 2018, compared to 71.28% at December 31, 2017 and 68.24% at September 30, 2017. Cash and cash equivalents were $144.6 million at September 30, 2018, compared to $169.1 million at December 31, 2017 and $450.4 million at September 30, 2017. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2018 was $809.1 million, or 10.4% of total assets, compared to $756.1 million, or 10.0% of total assets, at December 31, 2017 and $759.4 million, or 9.7% of total assets, at September 30, 2017.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments, and repurchases of common shares, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer. The Federal Reserve Board has also adopted requirements Park must satisfy to be deemed "well capitalized" and to remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2018. The following table indicates the capital ratios for PNB and Park at September 30, 2018 and December 31, 2017.

	As of September 30, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.16%	11.00%	11.00%	12.28%
Park National Corporation	9.79%	13.19%	12.93%	14.06%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2017
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.36%	10.35%	10.35%	11.60%
Park National Corporation	9.44%	13.22%	12.94%	14.14%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 43 of Park’s 2017 Annual Report (Table 38) for disclosure concerning contractual obligations and commitments at December 31, 2017. There were no significant changes in contractual obligations and commitments during the first nine months of 2018.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Loan commitments	$1,052,880	$893,205
Standby letters of credit	$14,320	$13,421

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

On page 43 (Table 37) of Park’s 2017 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $407 million or 5.88% of total interest earning assets at December 31, 2017. At September 30, 2018, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $302 million or 4.24% of total interest earning assets.

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

On page 43 of Park’s 2017 Annual Report, management reported that at December 31, 2017, the earnings simulation model projected that net income would decrease by 1.8% using a rising interest rate scenario and decrease by 5.2% using a declining interest rate scenario over the next year. At September 30, 2018, the earnings simulation model projected that net income would decrease by 2.4% using a rising interest rate scenario and would decrease by 1.8% in a declining interest rate scenario. At September 30, 2018, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2018, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2018	—	$—	—	1,330,000
August 1 through August 31, 2018	—	—	—	1,330,000
September 1 through September 30, 2018	—	—	—	1,330,000
Total	—	$—	—	1,330,000

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP which became effective on April 24, 2017, and to fund the 2017 Non-Employee Directors LTIP, both of which became effective on April 24, 2017; and Park's publicly announced 2017 stock repurchase authorization which became effective on January 23, 2017.

At the 2017 Annual Meeting of Shareholders held on April 24, 2017, Park's shareholders approved the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP. The common shares to be issued and delivered under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares. No newly-issued common shares will be delivered under the 2017 Employees LTIP or the 2017 Non-Employee Directors LTIP. On April 24, 2017, Park's Board of Directors authorized the purchase, from time to time, of up to 750,000 common shares and 150,000 common shares, respectively, to be held as treasury shares for subsequent issuance and delivery under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a), (b) Not applicable.

Item 6.      Exhibits

2.1
Agreement and Plan of Merger and Reorganization among Park National Corporation, The Park National Bank and NewDominion Bank, dated as of January 22, 2018, (Incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on January 26, 2018 (File No. 1-13006))*

2.2
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2018, by and between Park National Corporation and CAB Financial Corporation (Incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on September 14, 2018 (File No. 1-13006))*

3.1(a)
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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2018 and 2017 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

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

PARK NATIONAL CORPORATION

DATE: November 2, 2018	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: November 2, 2018	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer