Form 10-K
period 2018-12-31
PARK NATIONAL CORP /OH/
filed 2019-02-26
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
☒Yes ☐No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 29, 2018, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,668,369,370 based on the closing sale price as reported on NYSE AMERICAN. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2019

Common Shares, without par value	15,611,521 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2018 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2019	Part III

PART I

ITEM 1.	BUSINESS.
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
Park maintains an internet site which can be accessed at http://www.parknationalcorp.com. Information contained in Park’s internet site does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K. Park makes available free of charge on or through its internet site Park’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Park’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, in each case as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).
Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by the respective officers of Park’s subsidiaries.
Banking Operations
Throughout the fiscal year ended December 31, 2018 (“Fiscal 2018”), Park’s banking operations were conducted through The Park National Bank ("Park National Bank").
Park National Bank is a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Franklin, Greene, Guernsey, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas, Warren and Wayne Counties in Ohio, Jefferson county in Kentucky and Iredell and Mecklenburg counties in North Carolina.

Park National Bank engages in the commercial banking and trust business, generally in small and medium population Ohio, Kentucky and North Carolina communities in addition to operations within the metropolitan areas of Columbus, Cincinnati and Charlotte. Park National Bank operates 113 financial service offices, including 109 branches, in Ohio, Kentucky and North Carolina through eleven banking divisions with: (i) the Park National Bank Division headquartered in Newark, Ohio; (ii) the Fairfield National Bank Division headquartered in Lancaster, Ohio; (iii) the Richland Bank Division headquartered in Mansfield, Ohio; (iv) the Century National Bank Division headquartered in Zanesville, Ohio; (v) the First-Knox National Bank Division headquartered in Mount Vernon, Ohio; (vi) the United Bank, N.A. Division headquartered in Bucyrus, Ohio; (vii) the Second National Bank Division headquartered in Greenville, Ohio; (viii) the Security National Bank Division headquartered in Springfield, Ohio; (ix) the Unity National Bank Division headquartered in Piqua, Ohio; (x) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio; and (xi) the NewDominion Bank Division headquartered in Charlotte, North Carolina.

Park National Bank, and two additional operating segments, Guardian Financial Services Company ("Guardian Finance") and SE Property Holdings, LLC ("SEPH"), comprise Park’s reportable operating segments. All other operating segments are combined and disclosed in the "All Other" category. Financial information about Park’s reportable operating segments as of December 31, 2018 is included in Note 28 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report. That financial information is incorporated herein by reference.
As of the date of this Annual Report on Form 10-K, Park National Bank delivers financial products and services through its 113 financial service offices, a network of 135 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices. Financial information about Park National Bank is included in the "PNB” category for purposes of the reportable operating segment information included in Note 28 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report. That financial information is incorporated herein by reference.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had five financial service offices spanning five counties in Ohio: Clark, Fairfield, Franklin, Licking and Warren. Financial information about Guardian Finance is included in the “GFSC” category for purposes of the reportable operating segment information included in Note 28 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report. That financial information is incorporated herein by reference.
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
Financial information about SEPH is included in the “SEPH” category for purposes of the reportable operating segment information included in Note 28 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report. That financial information is incorporated herein by reference.
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
Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2018, PII held municipal securities with an amortized cost of $305.3 million.
River Park Properties, LLC, Park ABQ, LLC and X Holdings, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.
87A Orange Beach, LLC, Morningside Holding, LLC, Swindall Holdings, LLC, Swindall Partnership Holdings, LLC, Marina Holdings Z, LLC, Marina Holding WE, LLC, and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.
Recent Developments
Acquisition of NewDominion Bank
On July 1, 2018, NewDominion Bank, a North Carolina state-charted bank ("NewDominion"), merged with and into Park National Bank (the "NewDominion Merger"), with Park National Bank continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization, dated as of January 22, 2018 (the "NewDominion Merger Agreement"), by and among Park, Park National Bank and New Dominion.
In accordance with the terms of the NewDominion Merger Agreement, NewDominion shareholders were permitted to make an election to receive for their shares of NewDominion common stock either $1.08 in cash without interest (the "cash consideration") or 0.01023 of a Park common share, plus cash in lieu of any fractional Park common share (the "stock consideration"). Based on the terms of the NewDominion Merger Agreement, the aggregate consideration to be paid in the NewDominion Merger was subject to proration and allocation procedures to ensure that 60 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the NewDominion Merger were exchanged for the stock consideration and the remaining 40 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the NewDominion Merger were exchanged for the cash consideration, including, in each case, shares of NewDominion common stock subject to NewDominion options and restricted stock awards. The aggregate merger consideration consisted of 435,457 Park common shares, valued at $48.5 million, and $30.7 million in cash to acquire 91.45% of the outstanding shares of NewDominion common stock. The cash was funded through cash on hand from Park. The remaining 8.55% of the outstanding shares of NewDominion common stock were previously held by Park. Park recognized a gain of $3.5 million as a result of the remeasuring to fair value of its 8.55% equity interest in NewDominion held before the NewDominion Merger.
Since the July 1, 2018 effective date of the NewDominion Merger, NewDominion has operated as the NewDominion Bank Division of Park National Bank with its headquarters in Charlotte, North Carolina.
Pending Merger with CAB Financial Corporation
On September 12, 2018, Park and CAB Financial Corporation, a South Carolina corporation (“CABF”), entered into an Agreement and Plan of Merger and Reorganization (the “CABF Merger Agreement”), pursuant to which CABF will merge with and into Park (the “CABF Merger”). Following the CABF Merger, CABF’s wholly-owned bank subsidiary, Carolina Alliance Bank, will merge with and into Park's wholly-owned bank subsidiary, Park National Bank, with Park National Bank as the surviving bank. Subject to the terms and conditions of the CABF Merger Agreement, at the effective time of the CABF Merger (the “CABF Effective Time”), CABF shareholders will receive, in exchange for each share of CABF’s common stock, $1.00 par value per share, (i) $3.80 in cash and (ii) 0.1378 of Park's common shares (the “CABF Merger Consideration”).

At the CABF Effective Time, CABF stock options with an exercise price of less than $19.00 will be canceled and converted into the right to receive the CABF Merger Consideration. CABF stock options with an exercise price of $19.00 or more will be assumed and converted into an option to purchase Park common shares, on the same terms and conditions as were applicable under such CABF stock options. At the CABF Effective Time, CABF restricted stock awards will fully vest (with any performance-based vesting condition deemed satisfied) and will be cancelled and converted automatically into the right to receive CABF Merger Consideration.
The CABF Merger Agreement contains customary representations, warranties, and covenants of each party. CABF has agreed not to solicit acquisition proposals relating to alternative business combination transactions. In addition, CABF has agreed not to participate in discussions or negotiations or provide information in connection with any acquisition proposals for alternative business combination transactions unless certain conditions are satisfied.
Closing of the CABF Merger is subject to customary conditions, including, among others, approval of the CABF Merger Agreement by CABF’s shareholders, receipt of required regulatory approvals, effectiveness of the registration statement filed by Park to register under the Securities Act of 1933, as amended (the "Securities Act"), the Park common shares to be issued in the CABF Merger, and approval for listing on NYSE AMERICAN with respect to the Park common shares to be issued in the CABF Merger. On November 19, 2018, the Registration Statement on Form S-4 (Registration No. 333-228145) filed by Park to register under the Securities Act the Park common shares to be issued in the CABF Merger, was declared effective by the SEC. On December 17, 2018, Park National Bank received regulatory approval from the Office of the Comptroller of the Currency (the "OCC") for the merger of Carolina Alliance Bank with and into Park National Bank. On January 14, 2019, the shareholders of CABF voted in favor of approving the CABF Merger.
The CABF Merger Agreement provides certain termination rights for each party and further provides that, in the event the CABF Merger Agreement is terminated under certain circumstances in connection with a competing acquisition transaction, CABF will be required to pay Park a termination fee equal to $5,317,500.
The CABF Merger is expected to close early in the second quarter of 2019.
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

Lending Activities
Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 29 Ohio counties, one county in Kentucky and two counties in North Carolina served by the financial service offices of Park National Bank. At December 31, 2018, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the United States. As a result of the Vision Bank - SEPH merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank - SEPH merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity.
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
Commercial Loans
At December 31, 2018, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $2,358 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 41.4% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,073 million represented commercial, financial and agricultural loans, $1,283 million represented commercial real estate loans, and $2 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 14 - Selected Loan Maturity Distribution included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the 29 Ohio counties, one Kentucky county and two North Carolina counties where Park National Bank operates and, in the case of Park's non-bank consumer finance business, across the United States. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, agriculture, forestry, fishing and hunting, manufacturing, retail trade, health care, accommodation and food services and other services.
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

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 14 - Selected Loan Maturity Distribution included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $106.4 million at December 31, 2018. Participations in a loan by Park National Bank in an amount larger than $30.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $106.4 million, the total exposure of the largest single borrower within the commercial portfolio was $30.0 million at December 31, 2018.
Park has an independent, internal loan review program which annually evaluates all loans greater than $1 million, all new loans greater than $500,000 and a risk-based sample of loans less than $1 million. If a loan has deteriorated, the lending subsidiary takes prompt action designed to increase the likelihood that it will be repaid. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from the borrower's customers. In the case of Park's commercial loans to non-bank consumer finance companies, the underlying cash flows are supported at times by sub-prime individual borrowers and present a higher level of risk compared to a more typical commercial loan to a business. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Table 29 - Summary of Loan Loss Experience and Table 30 - Allocation of Allowance for Loan Losses, respectively, included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Loans to Non-Bank Consumer Finance Companies
At December 31, 2018, Park National Bank had $238 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans with the consumer finance company, which is Park's borrower. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.

Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2018, Scope Aircraft Finance had outstanding approximately $266 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2018, Park's subsidiaries had outstanding consumer loans (including automobile loans and leases) in an aggregate amount of $1,292 million, constituting approximately 22.7% of their aggregate total loan portfolio. Park's subsidiaries make installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through an automobile dealer; whereas, direct loans are originated through direct customer interaction with Park's subsidiaries. For both direct and indirect loans, the final credit decisions are made by Park's subsidiaries with the assistance of an automated underwriting system. At December 31, 2018, of the $1,292 million in consumer loans, $1,089 million were originated through indirect lending, while the remaining $203 million are considered direct loans. At December 31, 2018, of the $1,292 million in consumer loans, GFSC had outstanding consumer loans of $29 million and Park National Bank had the balance.
Credit approval for direct and indirect consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park to adhere strictly to all laws and regulations governing consumer lending. A compliance officer, along with the appropriate line of business leaders, are responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report, and is incorporated herein by reference.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the consumer loan portfolio is provided in Table 29 - Summary of Loan Loss Experience and Table 30 - Allocation of Allowance for Loan Losses, respectively, included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2018, Park's subsidiaries had outstanding approximately $2,042 million in construction real estate loans and residential real estate loans, representing approximately 35.9% of total loans outstanding. Of the $2,042 million, approximately $1,794 million was included within the residential real estate loan segment, which included $430 million of commercial real estate loans, $1,134 million of mortgage loans, $215 million of home equity lines of credit and $14 million of installment loans. The remaining $248 million was included within the construction real estate loan segment, which included $175 million of commercial land and development (“CL&D”) loans, $71 million of 1-4 family residential construction loans, and $2 million of installment loans. Included within the $248 million of loans within the construction real estate loan segment was $1.6 million of loans held by SEPH. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky and North Carolina.
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

Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Prior to 2010, these loans were generally sold immediately after closing. However, beginning in 2010 and continuing through December 31, 2014, Park’s management made a decision to retain certain 15-year, fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. Subsequent to December 31, 2014, Park has generally sold these loans in the secondary market. At December 31, 2018 and 2017, Park reported $569 million and $565 million, respectively, of 15-year, fixed-rate residential mortgage loans on the Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally secured by second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.
Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the residential real estate portfolio is provided in Table 29 - Summary of Loan Loss Experience and Table 30 - Allocation of Allowance for Loan Losses, respectively, included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 14 - Selected Loan Maturity Distribution included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the division holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the division holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the division holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Economic, Political and Market Risks - Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.” and “– Business Operations Risks - Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the construction financing portfolio is provided in Table 29 - Summary of Loan Loss Experience and Table 30 - Allocation of Allowance for Loan Losses, respectively, included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

SE Property Holdings, LLC
SEPH is a non-bank subsidiary of Park, holding OREO property and non-performing loans. In addition to approximately $1.5 million in OREO property, SEPH also held approximately $1.6 million in loans as of December 31, 2018, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees are dedicated to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park.
Competition
The financial services industry is highly competitive. Park’s subsidiaries compete with other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions and finance companies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors and financial services subsidiaries of commercial and manufacturing companies. Competition within the financial services industry continues to increase as a result of mergers between, and expansion of, providers of financial services within and outside Park’s primary market area.
The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations, convenience and availability of mobile banking options, and accessibility to trained and competent staff to deliver services. However, some competitors of Park’s subsidiaries may have greater resources and, as such, higher lending limits, which may adversely affect the ability of Park’s subsidiaries to compete. In addition, some of the providers of financial services with which Park’s subsidiaries compete enjoy the benefits of fewer regulatory constraints and lower cost structures.
Employees
At December 31, 2018, Park and its subsidiaries had 1,782 full-time equivalent employees.
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
As a financial holding company, Park is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act, and the Exchange Act, as administered by the SEC. Park’s common shares are listed on NYSE AMERICAN under the trading symbol “PRK,” which subjects Park to the requirements under the applicable sections of the NYSE AMERICAN Company Guide for listed companies.
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

Guardian Finance, as an Ohio state-chartered consumer finance company, is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions and, as a subsidiary of Park, examination and supervision by the Federal Reserve Board.

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
The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a financial holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the financial holding company;

•	acquire all or substantially all of the assets of another bank or another financial or bank holding company; or

•	merge or consolidate with any other financial or bank holding company.

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
Economic Growth, Regulatory Relief and Consumer Protection Act
On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to Park even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratios of tangible equity to average consolidated assets is between 8% and 10%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The OCC, the Federal Reserve Board and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the Federal Reserve Board and the FDIC also adopted a rule providing banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under United States generally accepted accounting principles.

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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
Regulation of Nationally-Chartered Banks
As a national banking association, Park National Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, Park National Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Park National Bank is an insured depository institution and a member of the FDIC's Deposit Insurance Fund (the "DIF"). As a result, it is subject to regulation and deposit insurance assessments by the FDIC. In addition, the establishment of branches by Park National Bank is subject to prior approval of the OCC. The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.
The CFPB regulates consumer financial products and services provided by Park National Bank through regulations designed to protect consumers.
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
As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Park National Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the DIF, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The DRR reached 1.36% at September 30, 2018. The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. Such credits will be applied when the DRR is at least 1.38%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in September 2019. The Financing Corporation has projected that the last assessment will be collected on the March 29, 2019 FDIC invoice.

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
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; while a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

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

The rules also place restrictions on the payment of capital distributions, including dividends and stock repurchases, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer began to phase in starting on January 1, 2016, at 0.625% and, effective January 1, 2019, was fully phased in at 2.5%.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify aspects of the capital rules for community banks, including Park National Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. In November 2017, the federal banking agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered, including extending the existing capital requirements for mortgage servicing assets and certain other items. The intent is to prevent different rules from taking effect while the banking regulatory agencies consider a broader simplification of the capital rules. As described above, the bank regulatory agencies have proposed revised capital requirements under the Regulatory Relief Act.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized depository institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”
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
In order to be “well-capitalized,” a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 27 - Capital Ratios of the Notes to Consolidated Financial Statements of Park’s 2018 Annual Report, which is incorporated herein by reference.
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
At December 31, 2018, approximately $86.2 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 23 - Dividend Restrictions of the Notes to Consolidated Financial Statements of Park’s 2018 Annual Report.
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
The Regulatory Relief Act exempts banking organizations with total consolidated assets of $10 billion or less and total trading assets and liabilities of 5% or less of total consolidated assets from the restrictions of the Volcker Rule. The federal banking regulators have proposed regulations to exempt community banks from the Volcker Rule and have stated that they will no longer enforce the Volcker Rule with respect to community banks while the rulemaking is being finalized.

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

Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE AMERICAN has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE AMERICAN. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating and Corporate Governance Committee (including as Exhibit A thereto, Corporate Governance Guidelines) and the Risk Committee as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates.
Executive and Incentive Compensation
In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such banking organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of a banking organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the banking organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors.
In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Joint Rules”). The First Proposed Joint Rules generally would have applied to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

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
Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

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

                In October 2017, the CFPB issued a final rule (the "Payday Rule") with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is not required until August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan.  The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36 percent that are repaid directly from the borrower's account.  The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower's account after two consecutive payment attempts have failed, unless the lender obtains the consumer's new and specific authorization to make further withdrawals from the account.  The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower's account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020. The CFPB has requested comments on the proposed delay to be made within 30 days. Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements. The CFPB has requested comments to be made within 90 days on this proposal. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that the CFPB will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

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
A new Ohio law enacted in 2018 but which will not apply to loans made before April 27, 2019, places numerous restrictions on short-term and small loans extended by certain Ohio-chartered lenders, including Guardian Finance. Park is still attempting to determine the effect of the law on Guardian Finance, including the loans that would no longer be offered and the increase in expenses of loans offered. Park believes at this time, however, that the effect will not be material to Park on a consolidated basis.

Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS” and in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report, Note 5 - Investment Securities of the Notes to

Consolidated Financial Statements in Park’s 2018 Annual Report, Note 6 - Loans of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report, Note 7 - Allowance for Loan Losses of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report, Note 13 - Deposits of the Notes to Consolidated Financial Statements in Park’s 2018 Annual Report and Note 15 - Short-Term Borrowings of the Notes to Consolidated Financial Statements in Park's 2018 Annual Report. This statistical disclosure is incorporated herein by reference.
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

Economic, Political and Market Risks

Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Disruptions in United States and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and our capital as well as the ability of our customers to repay loans. The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows.

Our lending and deposit gathering activities are concentrated primarily in Ohio and North Carolina. Our success depends on the general economic conditions of our primary market areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Adverse changes in the financial markets may adversely impact our results of operations.

While we generally invest in securities issued by United States government agencies and sponsored entities and United States state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Even securities issued by United States governmental agencies and sponsored entities may entail risk depending on political and economic changes. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 36 - Interest Rate Sensitivity in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

In addition to the effect of changes in interest rates on our interest rate spread, changes in interest rates may negatively affect the ability of our borrowers to repay their loans, particularly as interest rates have been rising and adjustable-rate debt becomes more expensive. Increased defaults on loans could have a material adverse effect on our financial condition, results of operations and cash flows.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist. Park has limited exposure and we do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations and cash flows.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between and among the financial institutions. As a result, concerns about, or a default or threatened default by, one financial institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other financial institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business.

Business Operations Risks

We are exposed to operational risk.

Similar to any large organization, we are exposed to many types of operational risk, including those discussed in more detail elsewhere in this Risk Factors section, such as reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

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
A borrower's ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the United States or global markets and changes in interest rates also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers' ability to repay loans would result in higher levels of nonperforming loans, net charge-offs and provision for loan losses.

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
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board (the "FASB") has changed its requirements for establishing the allowance for loan losses.  The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of this new accounting guidance on Park's consolidated financial statements, but anticipates that it will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the new current expected credit loss model. This committee is currently in the process of evaluating segmentation and model selection. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K under the caption "Competition." Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, in connection with current market conditions or otherwise. Consumers may also move money out of bank deposits in favor of other investments. Customers have increasingly used bill payment services that do not utilize banks. The OCC has recently announced that it will accept applications for national bank charters from non-depository financial technology companies engaged in banking activities. These trends may result in losses of deposits and fee income.

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

Although we have paid a dividend on our common shares every quarter since becoming a public company, Park's Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on Park’s financial condition, results of operations, capital and other regulatory requirements, and other factors which Park's Board of Directors deems relevant. As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our common shares and service our debt is dividends from our subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. “Undercapitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 capital ratio of less than 4.50%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2018 and 2019 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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
Legislative, Regulatory and Accounting Change Risks
Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC’s DIF and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes. The current United States President and certain legislators have taken steps to make extensive changes to regulations affecting financial institutions. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution and the adequacy of a financial institution’s allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

In light of current conditions in the global financial markets and the global economy that occurred starting in 2007, regulators increased their focus on the regulation of the financial services industry. The United States Congress and the federal agencies regulating the financial services industry acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of financial institutions, proposals to reform the housing finance market consider significant changes to Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

In July 2013, Park's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for United States banking organizations. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions, including Park and Park National Bank, compared to the previous United States risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios and also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios. Although Park and Park National Bank are in compliance with the Basel III Capital Rules, any future changes to capital requirements could have a material impact on Park.

Deposit insurance premiums assessed on Park National Bank may increase and have a negative effect on Park’s results of operations.

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures increased for a period of time, decreasing the DIF balance. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase. The FDIC has recently adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

Changes in tax laws could adversely affect our performance, including the Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes.

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

The accounting standard setters, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, the FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. Park will be required to comply with the new standard in the first quarter of 2020. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES” in Park’s 2018 Annual Report.

Strategic Risks

Completion of the CABF Merger is subject to many conditions and if these conditions are not satisfied or waived, the CABF Merger will not be completed.

The respective obligations of Park, on the one hand, and CABF, on the other hand, to complete the CABF Merger are subject to the fulfillment of customary closing conditions. These conditions to the consummation of the CABF Merger may not be fulfilled and, accordingly, the CABF Merger may not be completed. In addition, the CABF Merger Agreement provides certain termination rights for each party. Park has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the CABF Merger Agreement. If the CABF Merger is not completed, Park will be required to recognize these expenses without realizing the expected benefits of the CABF Merger.

Park and CABF will be subject to business uncertainties and contractual restrictions while the CABF Merger is pending.

Uncertainty about the effect of the CABF Merger on employees and customers may have an adverse effect on Park or CABF. These uncertainties may impair Park’s or CABF’s ability to attract, retain and motivate key personnel until the CABF Merger is completed and could cause customers and others that deal with Park or CABF to alter existing business relationships. Retention of certain employees by Park or CABF may be challenging while the CABF Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration, or a desire not to remain with Park or CABF, Park’s business or CABF’s business could be harmed.

The market price of our common stock after the merger is completed may be affected by factors different from those affecting the stock of Park or CABF currently.

Upon completion of the merger, holders of CABF common stock will become holders of our common stock. Our business differs in important respects from that of CABF, and, accordingly, the results of operations of the combined company and the market price of our common stock after the completion of the CABF Merger may be affected by factors different from those currently affecting the independent results of operations of each of Park and CABF.

We could experience difficulties in effectively integrating Carolina Alliance Bank, which could contribute to our not fully achieving the expected benefits from the CABF Merger.

We may not be able to achieve fully the strategic objectives and operating efficiencies in the CABF Merger. The costs or difficulties relating to and the time involved in the integration of Carolina Alliance Bank with Park National Bank may be greater than expected or the anticipated revenue synergies and cost savings from the CABF Merger may not be fully realized or realized within the expected timeframe. The integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. In addition, Park National Bank has not conducted business in many of Carolina Alliance Bank's market areas, and the market areas and industries in which Park National Bank and Carolina Alliance Bank operate are highly competitive. Any of these factors could contribute to our not fully achieving the expected benefits from the CABF Merger.

Holders of Park and CABF common stock will have a reduced ownership and voting interest in the combined company after the CABF Merger and will exercise less influence over management.

Holders of Park and CABF common stock currently have the right to vote in the election of the board of directors and on other matters affecting Park and CABF, respectively. Upon completion of the merger, each CABF shareholder will become a shareholder of Park, with a percentage ownership of Park that is smaller than the shareholder’s percentage ownership of CABF. Because of this, CABF shareholders may have less influence on the management and policies of Park than they now have on the management and policies of CABF, and current Park shareholders may have less influence than they now have on the management and policies of Park.

Future expansion may adversely affect our financial condition and results of operations as well as dilute the interests of our shareholders and negatively affect the price of our common shares.
In addition to the pending CABF Merger, we may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

•	the time and expense associated with identifying and evaluating potential expansions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target financial institutions;

•	potential exposure to unknown or contingent liabilities of the target financial institution;

•	exposure to potential asset quality issues of the target financial institution;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our financing of the expansion;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	risks associated with entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	the risk of loss of key employees and customers; and

•	difficulty in receiving appropriate regulatory approval for any proposed transaction.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we expect. Integration efforts for the CABF Merger or any future acquisitions may not be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

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

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 113 financial service offices in Ohio, Kentucky and North Carolina. Park National Bank has 6 financial service offices (including its main office) and 3 operations centers in Newark in Licking County. In addition, Park National Bank, and its divisions, have:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County, Ohio;

•	a financial service office in Athens in Athens County, Ohio;

•	a financial service office in West Chester in Butler County, Ohio;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County, Ohio;

•	financial service offices in Springfield (five offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County, Ohio;

•	financial service offices in Amelia, Cincinnati, Milford, New Richmond and Owensville in Clermont County, Ohio;

•	financial service offices in Coshocton (two offices) in Coshocton County, Ohio;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County, Ohio;

•	financial service offices in Greenville (three offices), Arcanum and Versailles in Darke County, Ohio;

•	financial service offices in Baltimore, Pickerington and Lancaster (five offices) in Fairfield County, Ohio;

•	financial service offices in Canal Winchester, Columbus, Gahanna, Reynoldsburg and Worthington in Franklin County, Ohio;

•	financial service offices in Jamestown and Xenia in Greene County, Ohio;

•	a financial service office in Cambridge in Guernsey County, Ohio;

•	financial service offices in Cincinnati (two offices) in Hamilton County, Ohio;

•	a financial service office in Logan in Hocking County, Ohio;

•	a financial service office in Millersburg in Holmes County, Ohio;

•	a financial service office in Mooresville in Iredell County, North Carolina;

•	a financial service office in Louisville in Jefferson County, Kentucky;

•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County, Ohio;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Pataskala, and Utica in Licking County, Ohio;

•	a financial service office in Plain City in Madison County, Ohio;

•	financial service offices in Caledonia, Marion and Prospect in Marion County, Ohio;

•	a financial service office in Charlotte in Mecklenburg County, North Carolina;

•	financial service offices in Celina and Fort Recovery in Mercer County, Ohio;

•	financial service offices (two offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy, all in Miami County, Ohio;

•	a financial service office in Mount Gilead in Morrow County, Ohio;

•	financial service offices in Zanesville (eight offices), New Concord and Dresden in Muskingum County, Ohio;

•	a financial service office in New Lexington in Perry County, Ohio;

•	financial service offices in Bellville, Mansfield (six offices), Butler, Lexington, Ontario and Shelby in Richland County, Ohio;

•	financial service offices in Newcomerstown and New Philadelphia in Tuscarawas County, Ohio;

•	a financial service office in Springboro in Warren County, Ohio; and

•	a financial service office in Wooster in Wayne County, Ohio.

The financial service offices in Athens, Coshocton, Guernsey, Hocking, Muskingum, Perry and Tuscarawas Counties in Ohio comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and in Fairfield County in Ohio comprise the Fairfield National Bank Division. The financial service offices in Ashland County, Bellville in Richland County and in Holmes, Knox, Morrow and Wayne Counties in Ohio comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties in Ohio comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Columbus, Gahanna, and Worthington in Franklin County and in Licking County, Ohio and in Jefferson County, Kentucky comprise the Park National Bank Division. The financial service offices in Richland County (except the Bellville office) in Ohio comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties in Ohio comprise the Second National

Bank Division. The financial service offices in Champaign, Clark, Greene, Madison and Warren Counties in Ohio comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties in Ohio comprise the United Bank, N.A. Division. The financial service offices in Miami County in Ohio comprise the Unity National Bank Division. The financial service offices in Iredell and Mecklenburg counties in North Carolina comprise the NewDominion Bank Division. Of the financial service offices described above, 24 are leased and the remainder are owned. Park National Bank also operates 33 off-site automated teller machines.
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

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 42 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”
The following table provides information regarding purchases of Park's common shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2018, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2018	—	—	—	1,330,000

November 1 through November 30, 2018	—	—	—	1,330,000

December 1 through December 31, 2018	—	—	—	1,330,000

Total	—	—	—

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, each of which became effective on April 24, 2017, and Park's publicly announced 2017 stock repurchase authorization, which became effective on January 23, 2017.

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

On January 23, 2017, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Park common shares. On January 28, 2019, the Park Board of Directors authorized Park to repurchase, from time to time following receipt of any required approval from the Federal Reserve, up to 500,000 Park common shares in addition to the 500,000 Park common shares which had been authorized for repurchase by the Park Board of Directors on January 23, 2017 and remained available for repurchase as of December 31, 2018 and January 28, 2019. The Park common shares that may be purchased under the January 28, 2019 repurchase authorization are not reflected in the table shown above.

Purchases may be made through NYSE AMERICAN, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with the Ohio General Corporation Law, applicable federal and state securities laws, the rules applicable to issuers having securities listed on NYSE AMERICAN, regulations promulgated by the Federal Reserve

Board and all applicable laws and regulations, each as in effect at the time of each such purchase. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements, any contractual obligations of Park and Park's subsidiaries and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization and the January 28, 2019 stock repurchase authorization are distinct from the stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 40 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 16 - Distribution of Assets, Liabilities and Shareholders' Equity included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” Park’s tax equivalent net interest margin increased by 36 basis points in 2018 and decreased by 4 basis points in 2017. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.84%, 3.48% and 3.52% for each of the fiscal years ended December 31, 2018, 2017 and 2016, respectively. The discussion of interest rate sensitivity included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2018 Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 24 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk of the Notes to Consolidated Financial Statements included in Park’s 2018 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2018 and 2017, the related Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the years ended December 31, 2018, 2017 and 2016, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe LLP) in Park’s 2018 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 41 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2018 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” are also incorporated herein by reference.

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

•
information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including Park's principal executive officer and Park's principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

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

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2018 Annual Report is incorporated herein by reference.
Audit Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2018 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

No response required.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 22, 2019 (the “2019 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2019 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2019 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2019 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2019 Proxy Statement.
Committee Charters; Corporate Governance Guidelines; Code of Business Conduct and Ethics
Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating and Corporate Governance Committee and the Risk Committee. Park's Board of

Directors has also adopted Corporate Governance Guidelines which are included as Exhibit A to the charter of the Nominating and Corporate Governance Committee.
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
The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Nominating and Corporate Governance Committee Charter (including the Corporate Governance Guidelines) and the Risk Committee Charter is posted on the “Corporate Information - Governance Documents” section of the “Investor Relations” page of Park’s Internet site located at http://www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Nominating and Corporate Governance Committee Charter and the Risk Committee Charter, without charge, by writing to the Chief Financial Officer, Secretary and Treasurer of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: Brady T. Burt.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2019 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders held on April 23, 2018.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2019 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2019 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2019 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2019 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2019 Proxy Statement.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park's 2018 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- Incorporated herein by reference from Park's 2018 Annual Report

Consolidated Balance Sheets at December 31, 2018 and 2017 -- Incorporated herein by reference from Park's 2018 Annual Report

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 -- Incorporated herein by reference from Park's 2018 Annual Report

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 -- Incorporated herein by reference from Park's 2018 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016 -- Incorporated herein by reference from Park's 2018 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 -- Incorporated herein by reference from Park's 2018 Annual Report

Notes to Consolidated Financial Statements -- Incorporated herein by reference from Park's 2018 Annual Report

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

None.

ITEM 16.     FORM 10-K SUMMARY.

Not applicable.

Index to Exhibits

Exhibit No.    Description of Exhibit

2.1Agreement and Plan of Merger and Reorganization among Park National Corporation, The Park National Bank and NewDominion Bank, dated as of January 22, 2018 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on January 26, 2018 (File No. 1-13006))*

2.2Agreement and Plan of Merger and Reorganization between Park National Corporation and CAB Financial Corporation, dated as of September 12, 2018 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on September 14, 2018 (File No. 1-13006))*

3.1(a)
Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park's Form 8-B”)) P

3.1(b)
Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)) P

3.1(c)Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park's June 30, 1997 Form 10-Q”))

3.1(e)Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation's Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

3.1(f)Certificate of Amendment by Directors to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 23, 2008 (File No. 1-13006) (“Park's December 23, 2008 Form 8-K”))

3.1(g)Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on April 18, 2011 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Article SIXTH of Park National Corporation's Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 19, 2011 (File No. 1-13006))

3.1(h)Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B) P

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

4.4Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

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

10.14(a)†Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering certain Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to

Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

10.14(b)†Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.15†Park National Corporation 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 23, 2013 (File No. 1-13006))
10.16†Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after January 24, 2014 and prior to December 5, 2016 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 27, 2014 (File No. 1-13006))
10.17†Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after December 5, 2016 and prior to April 24, 2017 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 8, 2016 (File No. 1-13006))
10.18†Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017 (File No. 1-13006)) ("Park's April 26, 2017 Form 8-K")
10.19†Park National Corporation 2017 Long-Term Plan for Employees (incorporated herein by reference to Exhibit 10.1 to Park's April 26, 2017 Form 8-K)
10.20†Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted after December 4, 2017 and prior to November 19, 2018 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 5, 2017 (File No. 1-13006))
10.21†Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted after November 19, 2018 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on November 20, 2018 (File No. 1-13006))
10.22Credit Agreement, dated as of May 18, 2016, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 23, 2016 (File No. 1-13006))
10.23First Amendment to Credit Agreement, made and entered into as of June 15, 2017, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 16, 2017 (File No. 1-13006))
10.24Second Amendment to Credit Agreement, made and entered into as of May 17, 2018, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 21, 2018 (File No. 1-13006))
10.25Third Amendment to Credit Agreement, made and entered into as of June 22, 2018, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 1-13006) ("Park's June 28, 2018 Form 8-K"))

10.26Note issued by Park National Corporation on June 22, 2018 to U.S. Bank National Association in the maximum original principal amount of $50,000,000 (incorporated herein by reference to Exhibit 10.2 to Park's June 28, 2018 Form 8-K)
132018 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)

14Code of Business Conduct and Ethics, as most recently approved by the Park National Corporation Board of Directors on October 19, 2018 (filed herewith)

21Subsidiaries of Park National Corporation (filed herewith)

23Consent of Independent Registered Public Accounting Firm (Crowe LLP) (filed herewith)

24Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)

101The following materials from Park National Corporation's 2018 Annual Report and incorporated therefrom into Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)
___________________

*
Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. A copy of any omitted attachment will be furnished supplementally by Park National Corporation to the SEC on a confidential basis upon request.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 26, 2019	By:	/s/ David L. Trautman
David L. Trautman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2019.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chief Executive Officer, President and Director
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Kelly A. Herreman Kelly A. Herreman	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ James R. DeRoberts* James R. DeRoberts	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Alicia J. Hupp* Alicia J. Hupp	Director
/s/ Jason N. Judd* Jason N. Judd	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director

Name	Capacity
/s/ Mark R. Ramser* Mark R. Ramser	Director
/s/ Julia A. Sloat* Julia A. Sloat	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by David L. Trautman, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24, in the capacities indicated and on the 26th day of February, 2019.

By:	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President
Attorney-in-Fact