Form 10-Q
period 2019-03-31
PARK NATIONAL CORP /OH/
filed 2019-05-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number	1-13006

PARK NATIONAL CORP /OH/
(Exact name of registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes   ☐   No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, without par value	PRK	NYSE-AMERICAN

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,646,975 Common shares, no par value per share, outstanding at May 1, 2019.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$116,870	$141,890
Money market instruments	70,609	25,324
Cash and cash equivalents	187,479	167,214
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $985,045 and $1,028,883 at March 31, 2019 and December 31, 2018, respectively)	977,990	1,003,421
Debt securities held-to-maturity, at amortized cost (fair value of $359,620 and $351,422 at March 31, 2019 and December 31, 2018, respectively)	351,159	351,808
Other investment securities	53,152	55,851
Total investment securities	1,382,301	1,411,080

Loans	5,740,760	5,692,132
Allowance for loan losses	(53,368)	(51,512)
Net loans	5,687,392	5,640,620
Bank owned life insurance	188,839	188,417
Prepaid assets	98,675	94,079
Goodwill	112,739	112,739
Other intangible assets	6,682	6,971
Premises and equipment, net	60,506	59,771
Affordable housing tax credit investments	48,535	50,347
Other real estate owned	4,629	4,303
Accrued interest receivable	24,299	22,974
Mortgage loan servicing rights	10,082	10,178
Other	40,088	35,615
Total assets	$7,852,246	$7,804,308

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,767,596	$1,804,881
Interest bearing	4,557,616	4,455,979
Total deposits	6,325,212	6,260,860
Short-term borrowings	212,569	221,966
Long-term debt	375,000	400,000
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	19,624	22,282
Accrued interest payable	2,885	2,625
Other	56,912	49,069
Total liabilities	$7,007,202	$6,971,802

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,586,153 shares issued at March 31, 2019 and 16,586,165 shares issued at December 31, 2018)	357,475	358,598
Retained earnings	619,971	614,069
Treasury shares (955,654 shares at March 31. 2019 and 887,987 shares at December 31, 2018)	(96,949)	(90,373)
Accumulated other comprehensive loss, net of taxes	(35,453)	(49,788)
Total shareholders' equity	845,044	832,506
Total liabilities and shareholders’ equity	$7,852,246	$7,804,308
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:

Interest and fees on loans	$72,003	$64,402

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	6,995	6,767
Obligations of states and political subdivisions - tax-exempt	2,217	2,174
Other interest income	641	371
Total interest and dividend income	81,856	73,714

Interest expense:

Interest on deposits:
Demand and savings deposits	7,093	3,290
Time deposits	3,777	2,551

Interest on borrowings:
Short-term borrowings	739	575
Long-term debt	2,471	2,448

Total interest expense	14,080	8,864

Net interest income	67,776	64,850

Provision for loan losses	2,498	260
Net interest income after provision for loan losses	65,278	64,590

Other income:
Income from fiduciary activities	6,723	6,395
Service charges on deposit accounts	2,559	2,922
Other service income	2,818	4,172
Debit card fee income	4,369	4,002
Bank owned life insurance income	1,006	1,009
ATM fees	440	524
OREO valuation adjustments	(27)	(207)
(Loss) gain on sale of OREO, net	(12)	4,321
Net loss on the sale of investment securities	—	(2,271)
Gain on equity securities, net	121	3,489
Other components of net periodic pension benefit income	1,183	1,705
Miscellaneous	2,845	842
Total other income	22,025	26,903

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Other expense:
Salaries	$25,805	$25,320
Employee benefits	8,430	7,029
Occupancy expense	3,011	2,936
Furniture and equipment expense	4,150	4,149
Data processing fees	2,133	1,773
Professional fees and services	6,006	6,190
Marketing	1,226	1,218
Insurance	1,156	1,428
Communication	1,333	1,250
State tax expense	1,005	1,105
Amortization of intangibles	289	—
Miscellaneous	2,283	1,910
Total other expense	56,827	54,308

Income before income taxes	30,476	37,185

Income taxes	5,021	6,062

Net income	$25,455	$31,123

Earnings per Common Share:
Basic	$1.63	$2.04
Diluted	$1.62	$2.02

Weighted average common shares outstanding
Basic	15,651,541	15,288,332
Diluted	15,744,777	15,431,328

Cash dividends declared	$1.21	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$25,455	$31,123

Other comprehensive income (loss), net of tax:
Net loss realized on sale of securities, net of income tax benefit of $538 for the three months ended March 31, 2018	—	2,024
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $3,866 and $(6,223) for the three months ended March 31, 2019 and 2018, respectively	14,541	(23,410)
Unrealized loss on cash flow hedging derivatives, net of income tax effect of $(55) for the three months ended March 31, 2019	(206)	—
Other comprehensive income (loss)	$14,335	$(21,386)

Comprehensive income	$39,790	$9,737

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2018, as previously presented	$—	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax			1,917		(995)
Balance at January 1, 2018, as adjusted	—	307,726	563,825	(87,079)	(27,449)
Reclassification of disproportionate income tax effects			3,806		(3,806)
Net income			31,123
Other comprehensive loss, net of tax					(21,386)
Dividends on common shares at $0.94 per share			(14,496)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes		(1,597)	(317)	$1,304
Share-based compensation expense		1,121
Balance at March 31, 2018	$—	$307,249	$583,941	$(85,775)	$(52,641)

Balance at January 1, 2019, as previously presented	$—	$358,598	$614,069	$(90,373)	$(49,788)
Cumulative effect of change in accounting principle for leases, net of tax			(143)
Balance at January 1, 2019, as adjusted	—	358,598	613,926	(90,373)	(49,788)
Net income			25,455
Other comprehensive income, net of tax					14,335
Dividends on common shares at $1.21 per share			(19,137)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes		(2,480)	(273)	1,926
Repurchase of 86,650 common shares to be held as treasury shares				(8,502)
Share-based compensation expense		1,358
Balance at March 31, 2019	$—	$357,475	$619,971	$(96,949)	$(35,453)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$25,455	$31,123

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,498	260
Amortization of loan fees and costs, net	(1,583)	(1,506)
Depreciation of premises and equipment	2,133	2,135
Amortization of investment securities, net	353	405
Realized net investment securities losses	—	2,271
Gain on equity securities, net	(121)	(3,489)
Loan originations to be sold in secondary market	(34,419)	(40,379)
Proceeds from sale of loans in secondary market	35,123	38,769
Gain on sale of loans in secondary market	(822)	(945)
Share-based compensation expense	1,358	1,121
OREO valuation adjustments	27	207
(Loss) gain on sale of OREO, net	12	(4,321)
Bank owned life insurance income	(1,006)	(1,009)
Investment in qualified affordable housing tax credits amortization	1,812	1,851

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(281)	(471)
Increase in other assets	(2,734)	(1,159)
Decrease in other liabilities	(3,150)	(2,809)
Net cash provided by operating activities	$24,655	$22,054

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$5,405	$—
Proceeds from sales of investment securities	—	252,055
Proceeds from calls and maturities of:
Available-for-sale debt securities	44,066	41,097
Held-to-maturity debt securities	68	1,652
Purchases of:
Available-for-sale debt securities	—	(270,005)
Equity securities	—	(101)
Federal Reserve Bank stock	(2,585)	—
Net loan (originations) paydowns, portfolio loans	(47,909)	82,288
Investment in qualified affordable housing	(2,658)	—
Proceeds from the sale of OREO	181	9,816
Life insurance death benefits	584	1,379
Purchases of premises and equipment	(2,902)	(2,473)
Net cash (used in) provided by investing activities	$(5,750)	$115,708

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2019	2018
Financing activities:
Net increase in deposits	$64,389	$266,968
Net decrease in short-term borrowings	(9,397)	(207,199)
Proceeds from issuance of long-term debt	25,000	25,000
Repayment of long-term debt	(50,000)	(100,000)
Value of common shares withheld to pay employee income taxes	(827)	(610)
Repurchase of common shares to be held as treasury shares	(8,502)	—
Cash dividends paid	(19,303)	(14,452)
Net cash provided by (used in) financing activities	$1,360	$(30,293)

Increase in cash and cash equivalents	20,265	107,469

Cash and cash equivalents at beginning of year	167,214	169,112

Cash and cash equivalents at end of period	$187,479	$276,581

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$13,820	$9,118

Non-cash items:
Loans transferred to OREO	$568	$628

Securities purchase commitments	$—	$2,448

Right of use assets obtained in exchange for lease obligations	$10,970	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2019.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2018 from Park’s 2018 Annual Report to Shareholders (“Park's 2018 Annual Report”).

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2018 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and issued but not yet effective accounting standards:

Adoption of New Accounting Pronouncements

ASU 2016-02 - Leases (Topic 842): In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 - Leases (Topic 842). This ASU requires all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 resulted in a $11.0 million increase in assets, a $11.2 million increase in liabilities and a $143,000 decrease in beginning retained earnings, but did not have a material impact on Park's consolidated statement of income. Additionally, Note 13 - Leases includes new required disclosures.

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under previous U.S. GAAP, premiums on callable debt securities generally were amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 did not have a material impact on Park's consolidated financial statements.

ASU 2018-10 - Codification Improvements to Topic 842, Leases: In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases. This ASU includes amendments that clarify certain aspects of the guidance issued in ASU 2016-02. Park considered this clarification in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

ASU 2018-11 - Leases (Topic 842): Targeted Improvements: In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. This ASU amends the guidance in ASU 2016-02 which was not yet effective. The amendments in the ASU provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. Additionally, this amendment provides lessors with a practical expedient, by class of asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. Park considered this clarification in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

ASU 2018-16 - Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes: In October 2018, the FASB issued ASU 2018-16 - Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government ("UST"), the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2019 did not have an impact on Park’s consolidated financial statements.

ASU 2018-20 - Leases (Topic 842): Narrow - Scope Improvements for Lessors: In December 2018, the FASB issued ASU 2018-20 - Leases (Topic 842): Narrow - Scope Improvements for Lessors. The amendments in this ASU address the treatment of certain sales taxes and other similar taxes, certain lessor costs and recognition of variable payments for contracts with lease and nonlease components. Park considered this clarification in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

ASU 2019-01 - Leases (Topic 842): Narrow - Codification Improvements: In January 2019, the FASB issued ASU 2019-01 - Leases (Topic 842): Codification Improvements. The amendments in this ASU address determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, the presentation on the statement of cash flows for sales type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. Park considered this clarification in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

Issued But Not Yet Effective Accounting Standards

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

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements. We anticipate that the adoption of the CECL model will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the CECL model and is currently in the process of evaluating segmentation and model selection.

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

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this guidance will not have an impact on Park’s consolidated financial statements, but will impact disclosures.

ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses: In November 2018, the FASB issued ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendment in this ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. Park will consider this clarification in determining the appropriate adoption of ASU 2016-13, effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Note 3 - Business Combinations

On July 1, 2018, NewDominion Bank, a North Carolina state-chartered bank (“NewDominion”), merged with and into The Park National Bank, the national bank subsidiary of Park ("PNB"), with PNB continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of January 22, 2018, by and among Park, PNB, and NewDominion. In accordance with the Merger Agreement, NewDominion shareholders were permitted to make an election to receive for their shares of NewDominion common stock either $1.08 in cash without interest (the cash consideration) or 0.01023 of a Park common share, plus cash in lieu of any fractional Park common share (the stock consideration). Based on the terms of the Merger Agreement, the aggregate consideration to be paid in the merger was subject to proration and allocation procedures to ensure that 60 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were exchanged for the stock consideration and that the remaining 40 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were exchanged for the cash consideration, including, in each case, shares of NewDominion common stock subject to NewDominion options and restricted stock awards.

Purchase consideration consisted of 435,457 Park common shares, valued at $48.5 million, and $30.7 million in cash to acquire 91.45% of NewDominion outstanding common shares. The remaining 8.55% of NewDominion's outstanding common shares was previously held by Park. Park recognized a gain of $3.5 million as a result of remeasuring to fair value its 8.55% equity interest in NewDominion held before the business combination. This non-taxable gain is included in "Gain on equity securities, net" in the consolidated condensed statements of income. The acquisition is expected to provide additional revenue growth and geographic diversification.

NewDominion's results of operations were included in Park’s results beginning July 1, 2018. For the three months ended March 31, 2019 and 2018, Park recorded merger-related expenses of $71,000 and $169,000, respectively, associated with the NewDominion acquisition.

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

The following table summarizes the consideration paid for NewDominion and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$30,684
Park common shares	48,519
Previous 8.55% investment in NewDominion	7,000
Fair value of total consideration transferred	$86,203

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42,954
Securities	1,954
Loans	272,753
Premises and equipment	940
Core deposit intangibles	6,249
Trade name intangible	1,300
Other assets	6,133
Total assets acquired	$332,283

Deposits	284,231
Other liabilities	2,254
Total liabilities assumed	286,485

Net identifiable assets	45,798

Goodwill	$40,405

Park accounted for the NewDominion acquisition using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations.

The fair value of net assets acquired includes fair value adjustments to loans that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, Park believes that all contractual cash flows related to these loans will be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans which have shown evidence of credit deterioration since origination.  Loans acquired that were not subject to these requirements included non-impaired loans with a fair value and gross contractual amounts receivable of $267.9 million and $273.7 million, respectively, on the date of acquisition.

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

The following table presents supplemental pro forma information as if the acquisition had occurred as of January 1, 2018. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Three months ended March 31,
(dollars in thousands, except per share data)	2018
Net interest income	$68,387
Net income	$31,723
Basic earnings per share	$2.02
Diluted earnings per share	$2.00

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month periods ended March 31, 2019 and 2018, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2019, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$985,045	$4,924	$11,979	$977,990
Total	$985,045	$4,924	$11,979	$977,990

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$46,462	$154	$339	$46,277
Obligations of states and political subdivisions	304,697	8,776	$130	313,343
Total	$351,159	$8,930	$469	$359,620

Investment securities with unrealized/unrecognized losses at March 31, 2019, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$—	$—	$519,644	$11,979	$519,644	$11,979
Total	$—	$—	$519,644	$11,979	$519,644	$11,979
Debt Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$33,392	$339	$33,392	$339
Obligations of states and political subdivisions	—	$—	33,298	130	$33,298	130
Total	$—	$—	$66,690	$469	$66,690	$469

Investment securities at December 31, 2018, were as follows:

Debt Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$1,028,883	$453	$25,915	$1,003,421
Total	$1,028,883	$453	$25,915	$1,003,421

Debt Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$305,278	$3,202	$2,672	$305,808
U.S. Government sponsored entities' asset-backed securities	46,530	87	1,003	45,614
Total	$351,808	$3,289	$3,675	$351,422

Investment securities with unrealized/unrecognized losses at December 31, 2018, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
Total	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
Debt Securities Held-to-Maturity
Obligations of states and political subdivisions	$91,960	$1,095	$70,723	$1,577	$162,683	$2,672
U.S. Government sponsored entities' asset-backed securities	32,656	838	6,931	165	39,587	1,003
Total	$124,616	$1,933	$77,654	$1,742	$202,270	$3,675

Management does not believe any of the unrealized/unrecognized losses at March 31, 2019 or December 31, 2018 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2019, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
U.S. Government sponsored entities' asset-backed securities	$985,045	$977,990	2.35%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due five through ten years	$4,024	$4,098	3.04%
Due over ten years	300,673	309,245	3.69%
Total (1)	$304,697	$313,343	3.68%

U.S. Government sponsored entities' asset-backed securities	$46,462	$46,277	2.83%

(1) The tax equivalent yield for obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of investment securities during the three-month period ended March 31, 2019. During the three-month period ended March 31, 2018, Park sold certain AFS debt securities with a book value of $245.0 million at a gross loss of $2.6 million and sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000. Additionally, during the three-month period ended March 31, 2018, Park sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $291,000. These HTM securities had been paid down by 96.3% of the principal outstanding at acquisition.

Investment securities having a book value of $597 million and $634 million at March 31, 2019 and December 31, 2018, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for Federal Home Loan Bank ("FHLB") advance borrowings.

Note 5 – Other Investment Securities

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

The carrying amount of other investment securities at March 31, 2019 and December 31, 2018 was as follows:

(In thousands)	March 31, 2019	December 31, 2018
FHLB stock	$37,983	$43,388
FRB stock	10,811	8,225
Equity investments carried at fair value	1,769	1,649
Equity investments carried at cost/modified cost (1)	2,589	2,589
Total other investment securities	$53,152	$55,851
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended March 31, 2019 and 2018, $121,000 and $(11,000), respectively, of unrealized gains (losses) were recorded within "Gain on equity securities, net" on the consolidated condensed statements of income. An additional $3.5 million gain recorded within “Gain on equity securities, net” on the consolidated condensed statement of income for the three months ended March 31, 2018 relates to Park's 8.55% investment in NewDominion which was held at March 31, 2018. See Note 3 - Business Combinations.

Note 6 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019			December 31, 2018
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,086,690	$5,574	$1,092,264	$1,072,786	$4,603	$1,077,389
Commercial real estate *	1,326,894	4,829	1,331,723	1,283,045	4,750	1,287,795
Construction real estate:
Commercial	168,880	760	169,640	175,300	801	176,101
Mortgage	71,855	189	72,044	70,541	151	70,692
Installment	2,325	9	2,334	2,433	7	2,440
Residential real estate:
Commercial	429,637	1,303	430,940	429,730	1,150	430,880
Mortgage	1,127,986	1,801	1,129,787	1,134,278	1,227	1,135,505
HELOC	208,313	1,190	209,503	215,283	1,159	216,442
Installment	13,634	40	13,674	14,327	36	14,363
Consumer	1,302,429	3,854	1,306,283	1,292,136	3,756	1,295,892
Leases	2,117	24	2,141	2,273	26	2,299
Total loans	$5,740,760	$19,573	$5,760,333	$5,692,132	$17,666	$5,709,798
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $12.3 million at March 31, 2019 and $12.5 million at December 31, 2018, which represented a net deferred income position in both periods. At March 31, 2019 and December 31, 2018, loans included purchase accounting adjustments of $4.2 million and $4.4 million, respectively, which represented a net deferred income position in both periods. This fair market value adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.2 million and $2.3 million had been reclassified to loans at March 31, 2019 and December 31, 2018, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$14,678	$221	$45	$14,944
Commercial real estate	28,114	3,024	—	31,138
Construction real estate:
Commercial	2,401	478	—	2,879
Mortgage	—	8	80	88
Installment	11	8	—	19
Residential real estate:
Commercial	1,992	54	—	2,046
Mortgage	16,435	9,010	582	26,027
HELOC	1,848	954	155	2,957
Installment	505	1,174	—	1,679
Consumer	3,191	898	727	4,816
Total loans	$69,175	$15,829	$1,589	$86,593

	December 31, 2018
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$14,998	$196	$10	$15,204
Commercial real estate	25,566	2,860	—	28,426
Construction real estate:
Commercial	1,866	—	—	1,866
Mortgage	—	15	20	35
Installment	19	9	—	28
Residential real estate:
Commercial	2,610	122	—	2,732
Mortgage	16,892	9,100	1,124	27,116
HELOC	2,158	1,028	9	3,195
Installment	468	1,049	24	1,541
Consumer	3,377	843	1,115	5,335
Total loans	$67,954	$15,222	$2,302	$85,478

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment, as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$14,899	$14,844	$55	$15,194	$15,120	$74
Commercial real estate	31,138	31,138	—	28,426	28,426	—
Construction real estate:
Commercial	2,879	2,879	—	1,866	1,866	—
Mortgage	8	—	8	15	—	15
Installment	19	—	19	28	—	28
Residential real estate:
Commercial	2,046	2,046	—	2,732	2,732	—
Mortgage	25,445	—	25,445	25,992	—	25,992
HELOC	2,802	—	2,802	3,186	—	3,186
Installment	1,679	—	1,679	1,517	—	1,517
Consumer	4,089	—	4,089	4,220	—	4,220
Total loans	$85,004	$50,907	$34,097	$83,176	$48,144	$35,032

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$4,221	$3,488	$—	$8,999	$3,713	$—
Commercial real estate	29,876	29,429	—	26,663	26,213	—
Construction real estate:
Commercial	5,693	2,879	—	4,679	1,866	—
Residential real estate:
Commercial	2,048	1,993	—	2,691	2,374	—

With an allowance recorded:
Commercial, financial and agricultural	18,238	11,356	2,403	13,736	11,407	2,169
Commercial real estate	1,709	1,709	58	2,255	2,213	86
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	53	53	7	358	358	18
Total	$61,838	$50,907	$2,468	$59,381	$48,144	$2,273

Management’s general practice is to charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2019 and December 31, 2018, there were $4.1 million and $8.8 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $6.9 million and $2.4 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2019 and December 31, 2018 of $2.5 million and $2.3 million, respectively. These loans with specific reserves had a recorded investment of $13.1 million and $14.0 million as of March 31, 2019 and December 31, 2018, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In thousands)	Recorded Investment as of March 31, 2019	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of March 31, 2018	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$14,844	$14,924	$47	$27,050	$20,078	$174
Commercial real estate	31,138	28,851	271	18,983	18,193	202
Construction real estate:
Commercial	2,879	2,239	12	1,393	1,377	14
Residential real estate:
Commercial	2,046	2,588	20	2,896	11,215	31
Total	$50,907	$48,602	$350	$50,322	$50,863	$421

The following tables present the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loan.

	March 31, 2019
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$1,428	$2,290	$3,718	$1,088,546	$1,092,264
Commercial real estate	57	3,886	3,943	1,327,780	1,331,723
Construction real estate:
Commercial	368	2,299	2,667	166,973	169,640
Mortgage	254	80	334	71,710	72,044
Installment	18	11	29	2,305	2,334
Residential real estate:
Commercial	124	873	997	429,943	430,940
Mortgage	9,913	8,524	18,437	1,111,350	1,129,787
HELOC	462	975	1,437	208,066	209,503
Installment	98	338	436	13,238	13,674
Consumer	6,035	1,679	7,714	1,298,569	1,306,283
Leases	—	—	—	2,141	2,141
Total loans	$18,757	$20,955	$39,712	$5,720,621	$5,760,333

(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate off $49.8 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2018
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$4,786	$1,375	$6,161	$1,071,228	$1,077,389
Commercial real estate	780	3,584	4,364	1,283,431	1,287,795
Construction real estate:
Commercial	—	1,635	1,635	174,466	176,101
Mortgage	133	20	153	70,539	70,692
Installment	28	19	47	2,393	2,440
Residential real estate:
Commercial	683	1,104	1,787	429,093	430,880
Mortgage	13,210	8,553	21,763	1,113,742	1,135,505
HELOC	620	907	1,527	214,915	216,442
Installment	155	274	429	13,934	14,363
Consumer	9,524	2,131	11,655	1,284,237	1,295,892
Leases	—	—	—	2,299	2,299
Total loans	$29,919	$19,602	$49,521	$5,660,277	$5,709,798
(1) Includes an aggregate of $2.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.7 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of March 31, 2019 and December 31, 2018 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at March 31, 2019 and December 31, 2018 for all commercial loans:

	March 31, 2019
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$12,980	$543	$14,899	$330	$1,063,512	$1,092,264
Commercial real estate *	4,412	9	31,138	3,012	1,293,152	1,331,723
Construction real estate:
Commercial	493	2	2,879	—	166,266	169,640
Residential real estate:
Commercial	1,761	104	2,046	30	426,999	430,940
Leases	—	—	—	—	2,141	2,141
Total commercial loans	$19,646	$658	$50,962	$3,372	$2,952,070	$3,026,708
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.
(1) Excludes loans acquired with deteriorated credit quality which are nonaccrual or TDRs due to additional credit deterioration or modification post acquisition. These loans had a recorded investment of $924,000 at March 31, 2019.

	December 31, 2018
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$11,509	$444	$15,194	$148	$1,050,094	$1,077,389
Commercial real estate *	2,707	—	28,426	3,059	1,253,603	1,287,795
Construction real estate:
Commercial	1,560	—	1,866	503	172,172	176,101
Residential real estate:
Commercial	272	41	2,732	251	427,584	430,880
Leases	—	—	—	—	2,299	2,299
Total Commercial Loans	$16,048	$485	$48,218	$3,961	$2,905,752	$2,974,464

 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.
(1) Excludes loans acquired with deteriorated credit quality which are nonaccrual or TDRs due to additional credit deterioration or modification post acquisition. These loans had a recorded investment of $475,000 at December 31, 2018.

Loans Acquired with Deteriorated Credit Quality

In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of July 1, 2018. These loans were recorded at the initial fair value of $272.8 million.

Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2019 and December 31, 2018 was $4.3 million and $4.4 million, respectively, while the outstanding customer balance was $4.5 million and $4.6 million, respectively. At March 31, 2019 and December 31, 2018, no allowance for loan losses had been recognized related to the acquired impaired loans.

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

Certain loans which were modified during the three-month periods ended March 31, 2019 and March 31, 2018 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $23,000 and $324,000 of loans during the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, there were $23.7 million and $24.6 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2019 and December 31, 2018, $18.0 million and $19.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of March 31, 2019 and December 31, 2018, loans with a recorded investment of $15.8 million and $15.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At March 31, 2019 and December 31, 2018, Park had commitments to lend $0.2 million and $0.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At March 31, 2019 and December 31, 2018, there were $1.3 million and $1.2 million of specific reserves related to TDRs. Modifications made in 2018 and 2019 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310. There were no additional specific reserves recorded during the three-month period ended March 31, 2019 as a result of TDRs identified in the period. There were $10,000 of additional specific reserves recorded during the three-month period ended March 31, 2018 as a result of TDRs identified in the period.

The terms of certain other loans were modified during the three-month periods ended March 31, 2019 and March 31, 2018 that did not meet the definition of a TDR. There were no substandard commercial loans modified during the three-month periods ended March 31, 2019 and 2018 which did not meet the definition of a TDR. Consumer loans modified during the three-month period ended March 31, 2019 which did not meet the definition of a TDR had a total recorded investment of $7.2 million. Consumer loans with a recorded investment of $6.0 million were modified during the three-month period ended March 31, 2018 and did not meet the definition of a TDR. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2019 and March 31, 2018, as well as the recorded investment of these contracts at March 31, 2019 and March 31, 2018. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended March 31, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	5	$—	$472	$472
Commercial real estate	2	—	2,215	2,215
Construction real estate:
Commercial	1	480	—	480
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	8	54	510	564
HELOC	3	—	81	81
Installment	8	94	95	189
Consumer	69	24	535	559
Total loans	96	$652	$3,908	$4,560

	Three Months Ended March 31, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	4	$—	$55	$55
Commercial real estate	3	—	249	249
Construction real estate:
Commercial	1	63	—	63
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	9	—	650	650
HELOC	2	251	88	339
Installment	5	102	13	115
Consumer	50	13	351	364
Total loans	74	$429	$1,406	$1,835

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2019, $0.7 million were on nonaccrual status as of December 31, 2018. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2018, $0.5 million were on nonaccrual status as of December 31, 2017.

The following table presents the recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2019 and March 31, 2018, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	6	$153	3	$207
Commercial real estate	—	—	1	114
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	1	17
Mortgage	3	68	7	536
HELOC	5	68	3	174
Installment	1	28	—	—
Consumer	40	343	41	329
Leases	—	—	—	—
Total loans	55	$660	56	$1,377

Of the $0.7 million in modified TDRs which defaulted during the three-month period ended March 31, 2019, $9,000 were accruing loans and $0.7 million were nonaccrual loans. Of the $1.4 million in modified TDRs which defaulted during the three-month period ended March 31, 2018, $72,000 were accruing loans and $1.3 million were nonaccrual loans.

Note 7 – Allowance for Loan Losses

The allowance for loan losses ("ALLL") is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2018 Annual Report.

Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data.  The following are factors management reviews on a quarterly or annual basis.

•
Historical Loss Factor: Management updated the historical loss calculation during the fourth quarter of 2018, incorporating net charge-offs plus changes in specific reserves through December 31, 2018.  With the addition of 2018 historical losses, management extended the historical loss period to 108 months from 96 months. The 108-month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2018.

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2018.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No change was made to the environmental loss factor during the three months ended March 31, 2019.

The activity in the allowance for loan losses for the three-month periods ended March 31, 2019 and March 31, 2018 is summarized in the following tables.

	Three Months Ended March 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	198	54	—	29	2,706	—	2,987
Recoveries	416	59	88	382	1,400	—	2,345
Net (recoveries)/charge-offs	(218)	(5)	(88)	(353)	1,306	—	642
Provision	342	420	13	86	1,637	—	2,498
Ending balance	$17,337	$10,193	$4,564	$9,170	$12,104	$—	$53,368

	Three Months Ended March 31, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	649	47	—	116	2,638	—	3,450
Recoveries	652	87	59	360	1,013	—	2,171
Net (recoveries)/charge-offs	(3)	(40)	(59)	(244)	1,625	—	1,279
(Recovery)/provision	(948)	(153)	(26)	(150)	1,537	—	260
Ending balance	$14,077	$9,488	$4,463	$9,415	$11,526	$—	$48,969

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2019 and December 31, 2018, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2019 and December 31, 2018, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2018 Annual Report).

The composition of the allowance for loan losses at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,403	$58	$—	$7	$—	$—	$2,468
Collectively evaluated for impairment	14,934	10,135	4,564	9,163	12,104	—	50,900
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$17,337	$10,193	$4,564	$9,170	$12,104	$—	$53,368

Loan balance:
Loans individually evaluated for impairment	$14,843	$31,113	$2,880	$2,045	$—	$—	$50,881
Loans collectively evaluated for impairment	1,071,519	1,292,777	240,180	1,777,495	1,302,429	2,117	5,686,517
Loans acquired with deteriorated credit quality (1)	328	3,004	—	30	—	—	3,362
Total ending loan balance	$1,086,690	$1,326,894	$243,060	$1,779,570	$1,302,429	$2,117	$5,740,760

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	16.19%	0.19%	—%	0.34%	—%	—%	4.85%
Loans collectively evaluated for impairment	1.39%	0.78%	1.90%	0.52%	0.93%	—%	0.90%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.60%	0.77%	1.88%	0.52%	0.93%	—%	0.93%

Recorded investment:
Loans individually evaluated for impairment	$14,844	$31,138	$2,879	$2,046	$—	$—	$50,907
Loans collectively evaluated for impairment	1,077,090	1,297,573	241,139	1,781,828	1,306,283	2,141	5,706,054
Loans acquired with deteriorated credit quality (1)	330	3,012	—	30	—	—	3,372
Total ending recorded investment	$1,092,264	$1,331,723	$244,018	$1,783,904	$1,306,283	$2,141	$5,760,333
  (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $924,000, a recorded investment of $925,000, and zero allowance as of March 31, 2019.

	December 31, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,169	$86	$—	$18	$—	$—	$2,273
Collectively evaluated for impairment	14,608	9,682	4,463	8,713	11,773	—	49,239
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512

Loan balance:
Loans individually evaluated for impairment	$15,119	$28,418	$1,866	$2,732	$—	$—	$48,135
Loans collectively evaluated for impairment	1,057,520	1,251,579	245,909	1,790,637	1,292,136	2,273	5,640,054
Loans acquired with deteriorated credit quality (1)	147	3,048	499	249	—	—	3,943
Total ending loan balance	$1,072,786	$1,283,045	$248,274	$1,793,618	$1,292,136	$2,273	$5,692,132

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.35%	0.30%	—%	0.66%	—%	—%	4.72%
Loans collectively evaluated for impairment	1.38%	0.77%	1.81%	0.49%	0.91%	—%	0.87%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.56%	0.76%	1.80%	0.49%	0.91%	—%	0.90%

Recorded investment:
Loans individually evaluated for impairment	$15,120	$28,426	$1,866	$2,732	$—	$—	$48,144
Loans collectively evaluated for impairment	1,062,121	1,256,310	246,864	1,794,207	1,295,892	2,299	5,657,693
Loans acquired with deteriorated credit quality (1)	148	3,059	503	251	—	—	3,961
Total ending recorded investment	$1,077,389	$1,287,795	$249,233	$1,797,190	$1,295,892	$2,299	$5,709,798
 (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $475,000, a recorded investment of $475,000, and zero allowance as of December 31, 2018.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2019 and December 31, 2018, respectively, Park had$4.3 million and $4.2 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 6 - Loans, and Note 7 - Allowance for Loan Losses. The contractual balance was $4.2 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively. The gain expected upon sale was $71,000 and $60,000 at March 31, 2019 and December 31, 2018, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2019 or December 31, 2018.

Note 9 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three months ended March 31, 2019 and 2018.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2017	$72,334	$—	$72,334
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	—	—
March 31, 2018	$72,334	$—	$72,334

December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	289	289
March 31, 2019	$112,739	$6,682	$119,421

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed during the second quarter of 2018, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. There have been no subsequent circumstances or events triggering an additional evaluation.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of March 31, 2019. Park had no acquired intangible assets as of March 31, 2018.

	2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$6,249	$867
Trade name intangible	1,300	—
Total	$7,549	$867

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. The trade name intangible is an indefinite life asset and is not amortized, but rather is assessed, at least annually, for impairment. Aggregate amortization expense was $289,000 for the three months ended March 31, 2019. There was no amortization expense for the three months ended March 31, 2018.

Estimated amortization expense for each of the periods listed below follows:

(in thousands)	Total
Nine months ending December 31, 2019	$945
2020	1,149
2021	869
2022	629
2023	521

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Affordable housing tax credit investments	$48,535	$50,347
Unfunded commitments	19,624	22,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2019 and 2029.
During the three months ended March 31, 2019 and 2018, Park recognized amortization expense of $1.8 million and $1.9 million, respectively, which was included within the provision for income taxes. Additionally, during the three months ended March 31, 2019 and 2018, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.2 million and $2.7 million, respectively, which was included within the provision for income taxes.
Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to other real estate owned ("OREO") at the time that Park takes deed/title to the asset. The carrying amounts of foreclosed properties held at March 31, 2019 and December 31, 2018 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2019	December 31, 2018
OREO:
Commercial real estate	$2,539	$2,359
Construction real estate	1,107	1,108
Residential real estate	983	836
Total OREO	$4,629	$4,303

Loans in process of foreclosure:
Residential real estate	$2,789	$2,346

In addition to real estate, Park may also repossess different types of collateral. As of March 31, 2019 and December 31, 2018, Park had $3.9 million and $4.0 million, respectively, in other repossessed assets which are included in "Other Assets" on the Consolidated Condensed Balance Sheets. For both periods presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.39 billion at both December 31, 2018 and March 31, 2019 and $1.37 billion at March 31, 2018. At March 31, 2019, $2.4 million of the sold mortgage loans were sold with recourse, compared to $2.5 million at December 31, 2018 and $2.8 million at March 31, 2018. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2019 and December 31, 2018, management had established reserves of $23,000 and $60,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,178	$9,688
Additions	262	328
Amortization	(301)	(352)
Changes in valuation allowance	(57)	305
Carrying amount, net, end of period	$10,082	$9,969

Valuation allowance:
Beginning of period	$232	$630
Changes in valuation allowance	57	(305)
End of period	$289	$325

Servicing fees included in other service income were $0.9 million for both the three months ended March 31, 2019 and 2018.

Note 13 - Leases

Park is a lessee in several noncancellable operating lease arrangements, primarily for retail branches, administrative and warehouse buildings, ATMs, and certain office equipment within its Ohio, North Carolina, and Kentucky markets. Certain of these leases contain renewal options for periods ranging from one to five years. Park’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments plus, for many of Park’s real estate leases, variable payments such as its proportionate share of property taxes, insurance, and common area maintenance.

The Company adopted ASU 2016-02, Leases (ASC 842), using the modified retrospective method as of the date of adoption (i.e. January 1, 2019) as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods prior to the effective date. Upon adoption of this lease guidance on January 1, 2019, Park recorded an initial right-of-use ("ROU") asset of $11.0 million, a lease liability of $11.8 million, and reclassified an existing deferred rent liability of $0.6 million. The impact to the Company's retained earnings, net of the tax impact, was $143,000.

Management elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Park elected the practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease components. Additionally, Park has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a cash basis.

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date.

Park’s lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments related to the lease liability include how management determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

•
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, management cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, Park utilizes its incremental borrowing rate as the discount rate for leases. Park’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To manage its capital and liquidity needs, Park periodically obtains wholesale funding from the FHLB on an over-collateralized basis. The impact of utilizing an interest rate on an over-collateralized borrowing versus a fully collateralized borrowing is not material. Therefore, the FHLB yield curve was selected by management as a baseline to determine Park’s discount rates for leases.

•
The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either Park's option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. If a lease contract contains multiple renewal options, management generally models lease cash flows through the first renewal option unless the contract contains economic incentives or other conditions that increase the likelihood that additional renewals are reasonably certain to be exercised.

•	Lease payments included in the measurement of the lease liability comprise the following:

–Fixed payments, including in-substance fixed payments, owed over the lease term;
–For certain of Park's gross real estate leases, non-lease components such as real estate taxes, insurance, and common area maintenance; and
–Variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Park's operating lease ROU asset and lease liability are presented in “Other assets" and "Other liabilities", respectively, on Park's consolidated condensed balance sheet. The carrying amount of Park's ROU asset and lease liability at March 31, 2019 was $10.6 million and $11.4 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's consolidated condensed statements on income.

Other information related to operating leases as of March 31, 2019 was as follows:

Three Months Ended March 31,
(Dollars in thousands)	2019
Lease cost
Operating lease cost	$663
Sublease income	(93)
Total lease cost	$570

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$656
Weighted-average remaining lease term - operating leases (years)	6.6
Weighted-average discount rate - operating leases	3.1%

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

Three Months Ended March 31,
(in thousands)	2019
2019	$2,025
2020	2,168
2021	1,892
2022	1,797
2023	1,709
Thereafter	3,098
Total undiscounted minimum lease payments	$12,689
Present value adjustment	(1,301)
Total lease liabilities	$11,388

Note 14 – Repurchase Agreement Borrowings

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

At March 31, 2019 and December 31, 2018, Park's repurchase agreement borrowings totaled $158 million and $165 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $206 million and $272 million at March 31, 2019 and December 31, 2018, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2019 and December 31, 2018, Park had $877 million and $933 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$157,569	$—	$—	$—	$157,569

	December 31, 2018
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$164,966	$—	$—	$—	$164,966

Note 15 - Derivatives

Park utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts totaling $25.0 million as of March 31, 2019 were designated as cash flow hedges of certain FHLB advances and were determined to be fully effective during the three months ended March 31, 2019. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive loss would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining terms of the swaps. There were no interest rate swaps as of December 31, 2018.

Summary information about the interest-rate swaps designated as cash flow hedges as of March 31, 2019 is as follows:

(In thousands)	March 31, 2019
Notional amounts	$25,000
Weighted average pay rates	2.595%
Weighted average receive rates	2.765%
Weighted average maturity (years)	3.2
Unrealized losses	$261

Interest income recorded on this swap transaction totaled $8,000 for the three months ended March 31, 2019. No interest income or expense related to swap transactions was recorded during the three months ended March 31, 2018.

Cash Flow Hedge

The following table presents the net gains (losses), net of income taxes, recorded in accumulated other comprehensive loss and the consolidated condensed statements of income related to the cash flow derivative instruments for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(206)	$—	$—

The following table reflects the cash flow hedges included in the consolidated condensed balance sheets as of March 31, 2019.

(In thousands)	March 31, 2019
	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to FHLB advances	$25,000	$(261)
Total included in other liabilities	$25,000	$(261)

Note 16 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month periods ended March 31, 2019 and 2018:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding loss on cash flow hedge	Unrealized gains and losses on AFS debt securities	Total
Beginning balance at January 1, 2019	$(29,672)	$—	$(20,116)	$(49,788)
Other comprehensive (loss) income before reclassifications	—	(206)	14,541	14,335
Net current period other comprehensive (loss) income	—	(206)	14,541	14,335
Ending balance at March 31, 2019	$(29,672)	$(206)	$(5,575)	$(35,453)

Beginning balance at January 1, 2018, as previously presented	$(23,526)	$—	$(2,928)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	—	(995)	(995)
Beginning balance at January 1, 2018, as adjusted	(23,526)	—	(3,923)	(27,449)
Reclassification of disproportionate income tax effects	(3,175)	—	(631)	(3,806)
Net current period activity
Other comprehensive loss before reclassifications	—	—	(23,410)	(23,410)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,024	2,024
Net current period other comprehensive loss	$—	$—	$(21,386)	$(21,386)
Ending balance at March 31, 2018	$(26,701)	$—	$(25,940)	$(52,641)

During the three-month period ended March 31, 2019, there were no reclassifications out of accumulated other comprehensive loss. During the three-month period ended March 31, 2018, there was $2.6 million ($2.0 million net of tax) reclassified out of accumulated other comprehensive loss due to net losses on the sale of AFS debt securities. These losses were recorded within "net loss on the sale of investment securities" on the consolidated condensed statements of income.

Note 17 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2019	2018
Numerator:
Net income	$25,455	$31,123
Denominator:
Weighted-average common shares outstanding	15,651,541	15,288,332
Effect of dilutive performance-based restricted stock units ("PBRSUs") and time-based restricted stock units ("TBRSUs")	93,236	142,996
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	15,744,777	15,431,328
Earnings per common share:
Basic earnings per common share	$1.63	$2.04
Diluted earnings per common share	$1.62	$2.02

Park awarded 58,740 and 48,053 PBRSUs to certain employees during the three months ended March 31, 2019 and 2018, respectively.

Park repurchased 86,650 common shares during the three months ended March 31, 2019 to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). No common shares were repurchased during the three months ended March 31, 2018.

Note 18 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segments for the Corporation are its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio) and Guardian Financial Services Company (“GFSC”). "All Other", which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC ("SEPH"), is shown to reconcile the segment totals to the consolidated condensed statements of income.

Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand the company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has two reportable segments, as: (i) discrete financial information is available for each reportable segment and (ii) the segments are aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision maker.

	Operating Results for the three months ended March 31, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$66,282	$1,325	$169	$67,776
Provision for (recovery of) loan losses	2,440	145	(87)	2,498
Other income	20,708	32	1,285	22,025
Other expense	51,974	845	4,008	56,827
Income (loss) before income taxes	$32,576	$367	$(2,467)	$30,476
Income tax expense (benefit)	5,884	80	(943)	5,021
Net income (loss)	$26,692	$287	$(1,524)	$25,455

Assets (as of March 31, 2019)	$7,801,148	$30,238	$20,860	$7,852,246

	Operating Results for the three months ended March 31, 2018
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$61,441	$1,305	$2,104	$64,850
(Recovery of) provision for loan losses	(67)	503	(176)	260
Other income	19,915	30	6,958	26,903
Other expense	49,001	760	4,547	54,308
Income before income taxes	$32,422	$72	$4,691	$37,185
Income tax expense	5,677	15	370	6,062
Net income	$26,745	$57	$4,321	$31,123

Assets (as of March 31, 2018)	$7,455,518	$30,553	$32,899	$7,518,970

The operating results in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month periods ended March 31, 2019 and 2018. The reconciling amounts for consolidated total assets for the periods ended March 31, 2019 and 2018 consisted of the elimination of intersegment borrowings and the assets of the Parent Company and SEPH which were not eliminated.

Note 19 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of March 31, 2019, there were 61,317 common shares subject to performance-based Restricted Stock Units (“PBRSUs”) issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2019, 631,033 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2019, 127,200 common shares were available for future grants under the 2017 Non-Employee Director LTIP.

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

During the three months ended March 31, 2019, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 common shares to certain employees of Park and its subsidiaries. During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 48,053 common shares to certain employees of Park and its subsidiaries. Additionally, on July 1, 2018, Park granted 13,637 TBRSUs to NewDominion employees. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the three months ended March 31, 2019 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2019	152,631
Granted	58,740
Vested	(27,719)
Forfeited	—
Adjustment for performance conditions of PBRSUs (1)	(3,368)
Nonvested at March 31, 2019 (2)	180,284

(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of March 31, 2019, 165,279 PBRSUs and TBRSUs are expected to vest.

On March 31, 2019, an aggregate of 27,719 of the PBRSUs granted in 2015 and 2016 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 8,736 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net amount of 18,983 common shares being issued to employees of Park. On March 31, 2018, 18,800 of the PBRSUs granted in 2014 and 2015 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 5,879 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net amount of 12,921 common shares being issued to employees of Park.

Share-based compensation expense of $1.4 million and $1.1 million was recognized for the three-month periods ended March 31, 2019 and 2018, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding as of March 31, 2019:

(In thousands)
Nine months ending December 31, 2019	$3,467
2020	3,606
2021	2,221
2022	918
2023	131
Total	$10,343

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month periods ended March 31, 2019 and 2018.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2019	2018
Service cost	$1,468	$1,637	Employee benefits
Interest cost	1,373	1,309	Other components of net periodic pension benefit income
Expected return on plan assets	(3,026)	(3,354)	Other components of net periodic pension benefit income
Recognized net actuarial loss	470	340	Other components of net periodic pension benefit income
Net periodic pension benefit expense (income)	$285	$(68)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2019	2018
Service cost	$201	$233	Employee benefits
Interest cost	165	117	Miscellaneous expense
Total SERP expense	$366	$350

Note 21 – Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2019
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$977,990	$—	$977,990
Equity securities	1,336	—	433	1,769
Mortgage loans held for sale	—	4,276	—	4,276
Mortgage IRLCs	—	175	—	175

Liabilities
Fair value swap	$—	$—	$226	$226
Interest rate swap	—	261	—	261

Fair Value Measurements at December 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$1,003,421	$—	$1,003,421
Equity securities	1,225	—	424	1,649
Mortgage loans held for sale	—	4,158	—	4,158
Mortgage IRLCs	—	87	—	87

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during either of the three-month periods ended March 31, 2019 or 2018. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

Interest rate swap:  The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2).

The table below presents a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2019 and 2018, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2019 and 2018

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2019	$424	$(226)
Total gains/(losses)
Included in other income	9	—
Balance at March 31, 2019	$433	$(226)

Balance at January 1, 2018	$417	$(226)
Total gains/(losses)
Included in other comprehensive income	3	—
Balance at March 31, 2018	$420	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of March 31, 2019 and December 31, 2018, other repossessed assets consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of March 31, 2019, there were no PCI loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property's value subsequent to the initial measurement.

Fair Value Measurements at March 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,691	$3,691
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	136	136
Total impaired loans recorded at fair value	$—	$—	$5,462	$5,462

Mortgage servicing rights	$—	$1,788	$—	$1,788

OREO:
Commercial real estate	—	—	2,475	2,475
Construction real estate	—	—	728	728
Residential real estate	—	—	620	620
Total OREO recorded at fair value	$—	$—	$3,823	$3,823

Other repossessed assets	$—	$—	$3,496	$3,496

Fair Value Measurements at December 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$4,059	$4,059
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	705	705
Total impaired loans recorded at fair value	$—	$—	$6,399	$6,399

Mortgage servicing rights	$—	$1,169	$—	$1,169

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	729	729
Residential real estate	—	—	650	650
Total OREO recorded at fair value	$—	$—	$3,674	$3,674

Other repossessed assets	$—	$—	$3,464	$3,464

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

	March 31, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$5,527	$3,341	$65	$5,462
Remaining impaired loans	45,380	7,616	2,403	42,977
Total impaired loans	$50,907	$10,957	$2,468	$48,439

	December 31, 2018
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,503	$3,630	$104	$6,399
Remaining impaired loans	41,641	7,616	2,169	39,472
Total impaired loans	$48,144	$11,246	$2,273	$45,871

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended March 31, 2019 and 2018 was $33,000 and $50,000, respectively.

MSRs totaled $10.1 million at March 31, 2019. Of this $10.1 million MSR carrying balance, $1.8 million was recorded at fair value and included a valuation allowance of $0.3 million. The remaining $8.3 million was recorded at cost, as the fair value of the MSRs exceeded cost at March 31, 2019. At December 31, 2018, MSRs totaled $10.2 million. Of this $10.2 million MSR carrying balance, $1.2 million was recorded at fair value and included a valuation allowance of $0.2 million. The remaining $9.0 million was recorded at cost, as the fair value exceeded cost at December 31, 2018. The expense (income) related to MSRs carried at fair value during the three months ended March 31, 2019 and 2018 was $57,000 and $(305,000), respectively.

Total OREO held by Park at March 31, 2019 and December 31, 2018 was $4.6 million and $4.3 million, respectively. Approximately 83% and 85% of OREO held by Park at March 31, 2019 and December 31, 2018, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At March 31, 2019 and

December 31, 2018, OREO held at fair value, less estimated selling costs, amounted to $3.8 million and $3.7 million, respectively. The net expense related to OREO fair value adjustments was $27,000 and $207,000 for the three-month periods ended March 31, 2019 and 2018, respectively.

Other repossessed assets totaled $3.9 million at March 31, 2019, of which $3.5 million was recorded at fair value. Other repossessed assets totaled $4.0 million at December 31, 2018, of which $3.5 million was recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets for either of the three-month periods ended March 31, 2019 and 2018.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,691	Sales comparison approach	Adj to comparables	0.0% - 107.5% (34.1%)
		Income approach	Capitalization rate	10.8% (10.8%)
		Cost approach	Accumulated depreciation	4.2% - 90.1% (10.7%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	1.7% - 60.7% (34.6%)

Residential real estate	$136	Sales comparison approach	Adj to comparables	1.0% - 26.4% (10.3%)

Other real estate owned:
Commercial real estate	$2,475	Sales comparison approach	Adj to comparables	0.9% - 68.4% (28.4%)
		Income approach	Capitalization rate	10.0 - 13.0% (12.7%)
Construction real estate	$728	Sales comparison approach	Adj to comparables	0.0% - 45.0% (21.8%)

Residential real estate	$620	Sales comparison approach	Adj to comparables	30.4% - 54.6% (42.5%)

Balance at December 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$4,059	Sales comparison approach	Adj to comparables	0.0% - 107.5% (31.1%)
		Income approach	Capitalization rate	9.5% - 10.8% (10.6%)
		Cost approach	Accumulated depreciation	4.2% - 90.1% (11.0%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	5.0% - 90.0% (26.1%)

Residential real estate	$705	Sales comparison approach	Adj to comparables	0.0% - 40.0% (13.2%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$729	Sales comparison approach	Adj to comparables	0.0% - 45.0% (21.7%)

Residential real estate	$650	Sales comparison approach	Adj to comparables	30.4% - 54.6% (42.5%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the net asset value ("NAV") practical expedient in accordance with ASC 820.

As of March 31, 2019 and December 31, 2018, Park had Partnership Investments with a NAV of $13.3 million and $11.0 million, respectively. As of March 31, 2019 and December 31, 2018, Park had $5.4 million and $6.1 million in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2019 and 2018, Park had recognized income (expense) of $1.6 million and $(0.3) million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$187,479	$187,479	$—	$—	$187,479
Investment securities (1)	1,349,149	—	1,357,610	—	1,357,610
Other investment securities (2)	1,769	1,336	—	433	1,769

Loans held for sale	4,276	—	4,276	—	4,276
Mortgage IRLCs	175	—	175	—	175
Impaired loans carried at fair value	5,462	—	—	5,462	5,462
Other loans, net	5,677,479	—	—	5,622,367	5,622,367
Loans receivable, net	$5,687,392	$—	$4,451	$5,627,829	$5,632,280

Financial liabilities:
Time deposits	982,983	—	985,542	—	985,542
Other	2,633	2,633	—	—	2,633
Deposits (excluding demand deposits)	$985,616	$2,633	$985,542	$—	$988,175

Short-term borrowings	$212,569	$—	$212,569	$—	$212,569
Long-term debt	375,000	—	377,428	—	377,428
Subordinated notes	15,000	—	12,791	—	12,791

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
Interest rate swap	261	—	261	—	261
(1) Includes AFS debt securities and HTM debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values. Additionally, excludes investment securities accounted for at modified cost, as these investments do not have a readily determinable fair value.

	December 31, 2018
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$167,214	$167,214	$—	$—	$167,214
Investment securities (1)	1,355,229	—	1,354,843	—	1,354,843
Other investment securities (2)	1,649	1,225	—	424	1,649

Loans held for sale	4,158	—	4,158	—	4,158
Mortgage IRLCs	87	—	87	—	87
Impaired loans carried at fair value	6,399	—	—	6,399	6,399
Other loans, net	5,629,976	—	—	5,570,136	5,570,136
Loans receivable, net	$5,640,620	$—	$4,245	$5,576,535	$5,580,780

Financial liabilities:
Time deposits	$1,043,177	$—	$1,044,620	—	$1,044,620
Other	1,267	1,267	—	—	1,267
Total deposits	$1,044,444	$1,267	$1,044,620	$—	$1,045,887

Short-term borrowings	$221,966	$—	$221,966	$—	$221,966
Long-term debt	400,000	—	400,203	—	400,203
Subordinated notes	15,000	—	12,959	—	12,959

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Includes AFS debt securities and HTM debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values. Additionally, excludes investment securities accounted for at modified cost as these investments do not have a readily determinable fair value.

Note 22 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month periods ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,301	$—	$—	$2,301
Employee benefit and retirement-related accounts	1,670	—	—	1,670
Investment management and investment advisory agency accounts	2,381	—	—	2,381
Other	371	—	—	371
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,616	—	—	1,616
Demand deposit account (DDA) charges	780	—	—	780
Other	163	—	—	163
Other service income (1)
Credit card	597	3	—	600
HELOC	95	—	4	99
Installment	74	—	(4)	70
Real estate	1,757	—	—	1,757
Commercial	292	—	—	292
Debit card fee income	4,369	—	—	4,369
Bank owned life insurance income (2)	898	—	108	1,006
ATM fees	440	—	—	440
OREO valuation adjustments (2)	(27)	—	—	(27)
Loss on sale of OREO, net	(12)	—	—	(12)
Gain on equity securities, net (2)	51	—	70	121
Other components of net periodic pension benefit income (2)	1,147	13	23	1,183
Miscellaneous (3)	1,745	16	1,084	2,845
Total other income	$20,708	$32	$1,285	$22,025
(1) Of the $2.8 million of aggregate revenue included within "Other service income", approximately $1.2 million is within the scope of ASC 606, with the remaining $1.6 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, partnership investment income, and miscellaneous bank fees totaling $2.8 million. Partnership investment income of $1.6 million is out of scope of ASC 606, while the remaining $1.2 million of "Miscellaneous" income is within the scope of ASC 606.

	Three Months Ended March 31, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,126	$—	$—	$2,126
Employee benefit and retirement-related accounts	1,643	—	—	1,643
Investment management and investment advisory agency accounts	2,244	—	—	2,244
Other	382	—	—	382
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,834	—	—	1,834
Demand deposit account (DDA) charges	926	—	—	926
Other	162	—	—	162
Other service income (1)
Credit card	504	7	—	511
HELOC	99	—	—	99
Installment	64	—	—	64
Real estate	2,246	—	—	2,246
Commercial	242	—	1,010	1,252
Debit card fee income	4,002	—	—	4,002
Bank owned life insurance income (2)	922	—	87	1,009
ATM fees	524	—	—	524
OREO valuation adjustments (2)	(30)	—	(177)	(207)
Gain on sale of OREO, net	1,585	—	2,736	4,321
Net loss on the sale of investment securities (2)	(2,271)	—	—	(2,271)
Gain on equity securities, net (2)	27	—	3,462	3,489
Other components of net periodic pension benefit income (2)	1,652	19	34	1,705
Miscellaneous (3)	1,032	4	(194)	842
Total other income	$19,915	$30	$6,958	$26,903
(1) Of the $4.2 million of aggregate revenue included within "Other service income", approximately $1.4 million is within the scope of ASC 606, with the remaining $2.8 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, partnership investment income and miscellaneous bank fees totaling $0.8 million. Partnership investment expense of $0.3 million is out of scope of ASC 606, while the remaining $1.1 million "Miscellaneous" income is within the scope of ASC 606.

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

Other service income: Other service income includes income from (1) the sale and servicing of loans sold to the secondary market, (2) incentive income from third-party credit card issuers, and (3) loan customers for various loan-related activities and services. These fees are generally recognized at a point in time following the completion of a loan sale or related service activity.
Debit card fee income: Park earns interchange fees from debit cardholder transactions conducted primarily through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, net of card network fees, concurrently with the transaction processing services provided to the cardholder.

Gain or loss on sale of OREO, net: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of delivery of an executed deed. When Park finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform the buyer's obligation under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Note 23 - Subsequent Events

On April 1, 2019, CAB Financial Corporation, a South Carolina corporation (“CABF”), merged with and into Park National Corporation ("Park"), with Park continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 12, 2018, by and between Park and CABF. Immediately following the merger, Carolina Alliance Bank, a South Carolina state chartered bank and a wholly-owned subsidiary of CABF, was merged with and into PNB, with the PNB as the surviving bank.

As of March 31, 2019, CABF had $757.1 million in total assets, $590.8 million in total loans and leases, and $631.5 million in total deposits. The acquisition was valued at $126.9 million and resulted in Park issuing 1,037,205 Park common shares and paying $28.6 million in cash in exchange for the CABF common stock as merger consideration.

The assets and liabilities of CABF will be recorded on Park's consolidated balance sheet at their preliminary estimated fair values as of April 1, 2019, the acquisition date, and CABF's results of operations will be included in Park's consolidated statement of income from that date. The initial accounting and determination of the fair values of the assets acquired and liabilities assumed in the acquisition was incomplete at the time of the filing of Park's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (the "March 31, 2019 Form 10-Q") due to the timing of the closing of the acquisition in relation to the deadline for the filing of Park's March 31, 2019 Form 10-Q. A more complete disclosure of the business combination is expected to be reported in Park's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2019.

For the three months ended March 31, 2019, Park recorded merger-related expenses of $0.2 million associated with the CABF acquisition.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans; changes in interest rates and prices may adversely impact prepayment penalty income, mortgage banking income, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to tax reform legislation, changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational, asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business; disruption in the liquidity and other functioning of U.S. financial markets; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, potential impact on customer acquisition and retention, changes to third-party relationships and our ability to attract, develop and retain qualified banking professionals; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, and the Basel III regulatory capital reforms; the effects of easing restrictions on participants in the financial services industry; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the new current expected credit loss rule issued by the FASB in June 2016, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and HTM securities, as opposed to the current practice of recording losses which it is probable that a loss event has occurred, which may adversely affect Park's reported financial condition or results of operations; Park's assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results; changes in law and policy accompanying the current presidential administration and uncertainty or speculation pending the enactment of such changes; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; the existence or exacerbation of general geopolitical instability and uncertainty; the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations), monetary and other fiscal policies (including the impact of money supply and interest rate policies to the Federal Reserve Board) and other governmental policies of the U.S. federal government; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries; continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically; the effect of healthcare laws in the U.S. and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; Park's ability to integrate recent acquisitions (including CAB Financial Corporation ("CAB")) as well as any future acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the merger of Park and CAB may not be fully realized or realized within the expected time frame; revenues following the merger of Park and CAB may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger of Park and CAB; Park issued equity securities in the acquisitions of NewDominion Bank and CAB and may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Park's current shareholders; the discontinuation of LIBOR and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2018 Annual Report lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section within this MD&A for additional discussion.

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

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of AFS debt securities. The fair value of these AFS debt securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific debt securities but rather relying on the debt securities’ relationship to other benchmark quoted debt securities. Please see Note 21 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill, as of March 31, 2019, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2018 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2019 and 2018

Summary Discussion of Results

Net income for the three months ended March 31, 2019 was $25.5 million, compared to $31.1 million for the first quarter of 2018. Diluted earnings per common share were $1.62 for the first quarter of 2019, compared to $2.02 for the first quarter of 2018. Weighted average diluted common shares outstanding were 15,744,777 for the first quarter of 2019, compared to 15,431,328 weighted average diluted common shares outstanding for the first quarter of 2018.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first quarters of 2019 and 2018 and for the years ended December 31, 2018 and 2017. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company ("GFSC") and "All Other" which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC ("SEPH").

Net income (loss) by segment
(In thousands)	Q1 2019	Q1 2018	2018	2017
PNB	$26,692	$26,745	$109,472	$87,315
GFSC	287	57	521	260
All Other	(1,524)	4,321	394	(3,333)
Total Park	$25,455	$31,123	$110,387	$84,242

Net income for the three months ended March 31, 2019 of $25.5 million represented a $5.6 million, or 18.2%, decrease compared to $31.1 million for the three months ended March 31, 2018.  Net income for the three months ended March 31, 2018 included several items of income and expense that did not reoccur in the three months ended March 31, 2019.  Income for the three months ended March 31, 2018 included $2.5 million in interest income related to payments received on certain SEPH impaired loan relationships which have been paid in full, some of which were participated with PNB, $1.0 million in other service income related to recovery of fees received on certain SEPH impaired loan relationships which have been paid in full, a $4.1 million gain on the sale of one OREO property, which was partially participated to PNB from SEPH, a $3.5 million unrealized gain on equity securities, primarily related to Park’s investment in NewDominion prior to the acquisition of the remaining 91.45% on July 1, 2018, and a $2.3 million loss on the sale of debt securities in the ordinary course of business. Expenses for the three months ended March 31, 2018 included a $1.2 million expense for management and consulting services related to the collection of payments on certain SEPH impaired loan relationships which have been paid in full, and a $1.1 million one-time incentive which was paid out to certain associates of Park in the first quarter of 2018.

The discussion below provides additional information regarding the two segments that make up Park's ongoing operations, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters of 2019 and 2018 and for the years ended December 31, 2018 and 2017.

(In thousands)	Q1 2019	Q1 2018	2018	2017
Net interest income	$66,282	$61,441	$258,547	$235,243
Provision for (recovery of) loan losses	2,440	(67)	7,569	9,898
Other income	20,708	19,915	88,981	82,742
Other expense	51,974	49,001	206,843	185,891
Income before income taxes	$32,576	$32,422	$133,116	$122,196
Income tax expense	5,884	5,677	23,644	34,881
Net income	$26,692	$26,745	$109,472	$87,315

Net interest income of $66.3 million for the three months ended March 31, 2019 represented a $4.8 million, or 7.9%, increase compared to $61.4 million for the three months ended March 31, 2018. The increase was the result of a $10.0 million increase in interest income, partially offset by a $5.2 million increase in interest expense.
The $10.0 million increase in interest income was due to a $9.5 million increase in interest income on loans, along with a $0.5 million increase in interest income on investments. The increase in interest income on loans was partially the result of a $391.8 million increase in average loans from $5.28 billion for the three months ended March 31, 2018, to $5.67 billion for the three months ended March 31, 2019. Additionally, the yield on loans increased by 35 basis points to 5.06% for the three months ended March 31, 2019, compared to 4.71% for the three months ended March 31, 2018. Interest income was impacted by the acquisition of NewDominion on July 1, 2018. NewDominion contributed $3.8 million to interest income at PNB during the three months ended March 31, 2019.
The $5.2 million increase in interest expense was primarily due to a $5.0 million increase in interest expense on deposits. The increase in interest expense on deposits was partially the result of a $172.8 million, or 4.0%, increase in average interest-bearing deposits from $4.36 billion for the three months ended March 31, 2018, to $4.53 billion for the three months ended March 31, 2019. Additionally, the cost of deposits increased by 43 basis points from 0.54% for the three months ended March 31, 2018 to 0.97% for the three months ended March 31, 2019. Interest expense was impacted by the acquisition of NewDominion on July 1, 2018. NewDominion contributed $351,000 to interest expense at PNB during the three months ended March 31, 2019.
The provision for loan losses of $2.4 million for the three months ended March 31, 2019 represented an increase of $2.5 million, compared to a recovery of loan losses of $67,000 for the three months ended March 31, 2018. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for (recovery of) loan losses recognized in each period presented above.
Other income of $20.7 million for the three months ended March 31, 2019 represented an increase of $793,000, or 4.0%, compared to $19.9 million for the three months ended March 31, 2018. The $793,000 increase was primarily related to a $653,000 increase in income related to partnership investments which is included in miscellaneous income, a $366,000 increase in debit card fee income, a $327,000 increase in fiduciary income, and a decrease of $2.3 million in net losses on the sale of securities, offset by a $1.6 million decrease in net gains on sale of OREO, a $505,000 decrease in other components of net periodic benefit income, a $363,000 decrease in service charges on deposit accounts, and a decrease of $339,000 in non-yield loan fee income.
Other expense of $52.0 million for the three months ended March 31, 2019 represented an increase of $3.0 million, or 6.1%, compared to $49.0 million for the three months ended March 31, 2018. The $3.0 million increase was related to a $1.5 million increase in employee benefits expense, primarily related to increased group insurance costs, payroll taxes and an increase in the KSOP match from 25% to 50%, a $644,000 increase in professional fees and services expense, a $341,000 increase in data processing expense, and a $289,000 increase in core deposit intangible amortization expense, offset by a $308,000 decrease in other insurance expense. Other expense was impacted by the acquisition of NewDominion on July 1, 2018. NewDominion contributed $2.1 million to other expense at PNB during the three months ended March 31, 2019.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018.

(In thousands)	March 31, 2019	December 31, 2018	March 31, 2018	% change from 12/31/18	% change from 03/31/18
Loans	$5,719,373	$5,671,173	$5,274,340	0.85%	8.44%
Allowance for loan losses	51,064	49,067	46,519	4.07%	9.77%
Net loans	5,668,309	5,622,106	5,227,821	0.82%	8.43%
Investment securities	1,378,477	1,407,326	1,453,407	(2.05)%	(5.16)%
Total assets	7,801,148	7,753,848	7,455,518	0.61%	4.64%
Total deposits	6,418,471	6,334,796	6,177,238	1.32%	3.91%
Average assets (1)	7,783,150	7,573,713	7,392,786	2.77%	5.28%
Efficiency ratio (3)	59.25%	59.03%	59.72%	0.37%	(0.79)%
Return on average assets (2)	1.39%	1.45%	1.47%	(4.14)%	(5.44)%
(1) Average assets for the three months ended March 31, 2019 and 2018 and for the fiscal year ended December 31, 2018.
(2) Annualized for the three months ended March 31, 2019 and 2018.
(3) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $734,000 and $701,000 for the three months ended March 31, 2019 and 2018, respectively, and $2.9 million for the year ended December 31, 2018.

Loans outstanding at March 31, 2019 were $5.72 billion, compared to $5.67 billion at December 31, 2018, an increase of $48.2 million, or 0.9% (3.4% annualized). The loan growth for 2019 resulted from increases in commercial loan balances of $51.7 million, or 1.7% (7.1% annualized) and consumer loan balances of $9.1 million, or 0.7% (2.9% annualized), offset by decreases in home equity line of credit balances of $7.0 million, or 3.2% (13.1% annualized) and residential loan balances of $5.2 million, or 0.4% (1.7% annualized).

Loans outstanding at March 31, 2019 were $5.72 billion, compared to $5.27 billion at March 31, 2018, an increase of $445.0 million, or 8.4%. Excluding loans outstanding at NewDominion, loans outstanding at March 31, 2019 were $5.43 billion, compared to $5.27 billion at March 31, 2018, an increase of $151.7 million, or 2.9%. Excluding loans outstanding at NewDominion, the loan growth for March 31, 2019 compared to March 31, 2018 resulted from increases in commercial loan balances of $138.5 million, or 5.2%, and consumer loan balances of $35.1 million, or 2.8%, offset by decreases in home equity line of credit balances of $17.2 million, or 8.9%, and residential loan balances of $5.8 million, or 0.5%.

PNB's allowance for loan losses increased by $2.0 million, or 4.1%, to $51.1 million at March 31, 2019, compared to $49.1 million at December 31, 2018. Net charge offs were $443,000, or 0.03% of total average loans (annualized), for the three months ended March 31, 2019 and were $6.1 million, or 0.11% of total average loans, for the twelve months ended December 31, 2018. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) loan losses recognized in each period presented.

Total deposits at March 31, 2019 were $6.42 billion, compared to $6.33 billion at December 31, 2018, an increase of $83.7 million, or 1.3% (5.4% annualized). The deposit growth for the three months ended March 31, 2019 consisted of savings deposits growth of $106.5 million, or 5.2% (21.2% annualized), transaction account growth of $54.0 million, or 4.0% (16.1% annualized), offset by a decline in non-interest bearing deposits of $18.0 million, or 1.0% (3.9% annualized) and a decline in time deposits of $60.2 million, or 5.8% (23.4% annualized).

Total deposits at March 31, 2019 were $6.42 billion, compared to $6.18 billion at March 31, 2018, an increase of $241.2 million, or 3.9%. Excluding total deposits at NewDominion, total deposits at March 31, 2019 were $6.19 billion, compared to $6.18 billion at March 31, 2018. Excluding deposits at NewDominion, the deposit growth for March 31, 2019 compared to March 31, 2018 consisted of savings deposits growth of $103.6 million, or 5.1%, and non-interest bearing deposits growth of $67.7 million, or 4.0%, offset by a decline in transaction account balances of $55.7 million, or 4.0% and a decline in time deposits of $98.9 million, or 9.6%.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first quarters of 2019 and 2018 and for the years ended December 31, 2018 and 2017.

(In thousands)	Q1 2019	Q1 2018	2018	2017
Net interest income	$1,325	$1,305	$5,048	$5,839
Provision for loan losses	145	503	1,328	1,917
Other income	32	30	187	103
Other expense	845	760	3,245	3,099
Income before income taxes	$367	$72	$662	$926
Income tax expense	80	15	141	666
Net income	$287	$57	$521	$260

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018.

(In thousands)	March 31, 2019	December 31, 2018	March 31, 2018	% change from 12/31/18	% change from 3/31/18
Loans	$31,098	$32,664	$32,003	(4.79)%	(2.83)%
Allowance for loan losses	2,304	2,445	2,450	(5.77)%	(5.96)%
Net loans	28,794	30,219	29,553	(4.72)%	(2.57)%
Total assets	30,238	31,388	30,553	(3.66)%	(1.03)%
Average assets (1)	30,782	29,741	31,396	3.50%	(1.96)%
Return on average assets (2)	3.78%	1.75%	0.74%	116.00%	410.81%
(1) Average assets for the three months ended March 31, 2019 and 2018 and for the fiscal year ended December 31, 2018.
(2) Annualized for the three months ended March 31, 2019 and 2018.

All Other

The table below reflects All Other net (loss) income for the first quarters of 2019 and 2018 and for the years ended December 31, 2018 and 2017.

(In thousands)	Q1 2019	Q1 2018	2018	2017
Net interest income	$169	$2,104	$3,303	$2,677
Recovery of loan losses	(87)	(176)	(952)	(3,258)
Other income	1,285	6,958	11,933	3,584
Other expense	4,008	4,547	18,667	14,172
Net (loss) income before income tax benefit	$(2,467)	$4,691	$(2,479)	$(4,653)
Income tax (benefit) expense	(943)	370	(2,873)	(1,320)
Net (loss) income	$(1,524)	$4,321	$394	$(3,333)

The net interest income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships.

Net interest income decreased to $169,000 for the three months ended March 31, 2019 from $2.1 million for the three months ended March 31, 2018. The decrease was the result of a decrease in interest payments received from SEPH impaired loan relationships.

SEPH had net recoveries of $87,000 for the three months ended March 31, 2019, compared to net recoveries of $176,000 for the three months ended March 31, 2018.

Other income of $1.3 million for the three months ended March 31, 2019 represented a decrease of $5.7 million, compared to $7.0 million for the three months ended March 31, 2018. The $5.7 million decrease was largely due to a $3.4 million decrease in income related to certain equity securities, a $2.7 million decrease in gain on sale of OREO, net, and a $1.0 million decrease in loan fee income as a result of a reduction in payments received from SEPH impaired loan relationships, offset by a $1.3 million increase in income related to partnership investments which is included in miscellaneous income.

Other expense of $4.0 million for the three months ended March 31, 2019 represented a decrease of $539,000, or 11.9%, compared to $4.5 million for the three months ended March 31, 2018. The $539,000 decrease was primarily related to a decrease of $920,000 in professional fees and services, offset by smaller increases across multiple categories.

Park National Corporation

The table below reflects Park's consolidated net income for the first quarters of 2019 and 2018 and for the years ended December 31, 2018 and 2017.

(In thousands)	Q1 2019	Q1 2018	2018	2017
Net interest income	$67,776	$64,850	$266,898	$243,759
Provision for loan losses	2,498	260	7,945	8,557
Other income	22,025	26,903	101,101	86,429
Other expense	56,827	54,308	228,755	203,162
Income before income taxes	$30,476	$37,185	$131,299	$118,469
Income tax expense	5,021	6,062	20,912	34,227
Net income	$25,455	$31,123	$110,387	$84,242

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2019 and 2018

Net interest income increased by $2.9 million, or 4.5%, to $67.8 million for the first quarter of 2019, compared to $64.9 million for the first quarter of 2018. See the discussion under the table below.

	Three months ended March 31, 2019			Three months ended March 31, 2018
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,689,173	$72,148	5.14%	$5,302,648	$64,525	4.94%
Taxable investments	1,106,209	6,995	2.56%	1,170,551	6,767	2.34%
Tax-exempt investments (2)	304,982	2,806	3.73%	300,128	2,752	3.72%
Money market instruments	94,262	641	2.76%	92,533	371	1.63%
Interest earning assets	$7,194,626	$82,590	4.66%	$6,865,860	$74,415	4.40%

Interest bearing deposits	$4,536,501	10,870	0.97%	$4,363,287	5,841	0.54%
Short-term borrowings	255,436	739	1.17%	279,933	575	0.83%
Long-term debt	392,222	2,471	2.56%	431,111	2,448	2.30%
Interest bearing liabilities	$5,184,159	$14,080	1.10%	$5,074,331	$8,864	0.71%
Excess interest earning assets	$2,010,467			$1,791,529
Tax equivalent net interest income		$68,510			$65,551
Net interest spread			3.56%			3.69%
Net interest margin			3.86%			3.87%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $145,000 for the three months ended March 31, 2019 and $123,000 for the same period of 2018.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $589,000 for the three months ended March 31, 2019 and $578,000 for the same period of 2018.

Average interest earnings assets for the first quarter of 2019 increased by $329 million, or 4.8%, to $7,195 million, compared to $6,866 million for the first quarter of 2018. The average yield on interest earning assets increased by 26 basis points to 4.66% for the first quarter of 2019, compared to 4.40% for the first quarter of 2018.

Interest income for the three months ended March 31, 2019 included purchase accounting accretion of $229,000 related to the acquisition of NewDominion. Interest income for the three months ended March 31, 2018 included $2.5 million related to payments received on certain SEPH impaired loan relationships which have been paid in full, some of which were participated with PNB. Excluding the impact of these items, the yield on loans was 5.12% and 4.75% for the three months ended March 31, 2019 and 2018, respectively, and the yield on earning assets was 4.64% and 4.25% for the three months ended March 31, 2019 and 2018, respectively.

Average interest bearing liabilities for the first quarter of 2019 increased by $110 million, or 2.2%, to $5,184 million, compared to $5,074 million for the first quarter of 2018. The average cost of interest bearing liabilities increased by 39 basis points to 1.10% for the first quarter of 2019, compared to 0.71% for the first quarter of 2018.

Removing the impacts of interest income related to payments on certain SEPH loan relationships and the accretion of purchase accounting adjustments related to the acquisition of NewDominion, the net interest margin was 3.85% and 3.73% for the three months ended March 31, 2019 and 2018, respectively.

Yield on Loans: Average loan balances increased $387 million, or 7.3%, to $5,689 million for the first quarter of 2019, compared to $5,303 million for the first quarter of 2018. The average yield on the loan portfolio increased by 20 basis points to 5.14% for the first quarter of 2019, compared to 4.94% for the first quarter of 2018.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019		Three months ended March 31, 2018
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$211,548	5.69%	$198,829	4.89%
Installment loans	1,308,379	5.28%	1,273,793	4.94%
Real estate loans	1,202,748	4.28%	1,156,449	3.98%
Commercial loans (1)	2,961,772	5.38%	2,668,853	5.34%
Other	4,726	11.87%	4,724	12.79%
Total loans and leases before allowance	$5,689,173	5.14%	$5,302,648	4.94%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $145,000 for the three months ended March 31, 2019 and $123,000 for the same period of 2018.

Loan interest income for the three months ended March 31, 2019 included the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding this income, the yield on home equity loans was 5.62%, the yield on real estate loans was 4.24%, the yield on commercial loans was 5.37% and the yield on total loans and leases before allowance was 5.12%.

Loan interest income for the three months ended March 31, 2018 includes income related to payments received on certain SEPH impaired loan relationships, some of which are participated and with PNB. Excluding this income, the yield on commercial loans was 4.98% and the yield on total loans and leases before allowance was 4.75%.

Cost of Deposits: Average interest bearing deposit balances increased $173 million, or 4.0%, to $4,536 million for the first quarter of 2019, compared to $4,363 for the first quarter of 2018. The average cost of funds on deposit balances increased by 43 basis points to 0.97% for the first quarter of 2019, compared to 0.54% for the first quarter of 2018.

The table below shows for the three months ended March 31, 2019 and 2018, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2019		Three months ended March 31, 2018
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,416,043	0.73%	$1,316,975	0.34%
Savings deposits and clubs	2,086,991	0.89%	2,016,750	0.44%
Time deposits	1,033,467	1.48%	1,029,562	1.00%
Total interest bearing deposits	$4,536,501	0.97%	$4,363,287	0.54%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2019 and for the years ended December 31, 2018, 2017 and 2016.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - first three months	5.14%	2.82%	2.76%	4.66%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2019 and 2018 and a 35% federal corporate income tax rate for 2017 and 2016. The taxable equivalent adjustment was $145,000 for the three months ended March 31, 2019, and $528,000, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2019 and 2018 and a 35% federal corporate income tax rate for 2017 and 2016. The taxable equivalent adjustment was $589,000 for the three months ended March 31, 2019, and $2.3 million, $3.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(3) Interest income for the years ended December 31, 2018, 2017 and 2016 included $3.4 million, $2.3 million and $6.2 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as $229,000 and $1.1 million of the accretion of purchase accounting adjustments related to the acquisition of NewDominion for the three months ended March 31, 2019 and the year ended December 31, 2018. Excluding these sources of income, the yield on loans was 5.12%, 4.89%, 4.66% and 4.64%, for the three months ended March 31, 2019, and for the years ended December 31, 2018, 2017, and 2016, respectively, and the yield on earning assets was 4.64%, 4.40%, 4.05% and 4.00%, for the three months ended March 31, 2019 and for the years ended December 31, 2018, 2017 and 2016, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2019 and for the years ended December 31, 2018, 2017 and 2016.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - first three months	0.97%	1.17%	2.56%	1.10%

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

The table below provides additional information on the provision for (recovery of) loan losses for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Allowance for loan losses:
Beginning balance	$51,512	$49,988
Charge-offs	2,987	3,450
Recoveries	2,345	2,171
Net charge-offs	642	1,279
Provision for loan losses	2,498	260
Ending balance	$53,368	48,969

Net charge-offs as a % of average loans (annualized)	0.05%	0.10%

Loans acquired as part of the acquisition of NewDominion were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of March 31, 2019, there was no allowance related to acquired loans.

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park including information related to specific reserves and general reserves, at March 31, 2019, December 31, 2018 and March 31, 2018.

Park - Allowance for Loan Losses
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Total allowance for loan losses	$53,368	$51,512	$48,969
Specific reserves	2,468	2,273	1,207
General reserves	$50,900	$49,239	$47,762

Total loans	$5,740,760	$5,692,132	$5,292,349
Impaired commercial loans	50,881	48,135	50,292
Total loans less impaired commercial loans	$5,689,879	$5,643,997	$5,242,057

Total allowance for loan losses to total loans ratio	0.93%	0.90%	0.93%
General reserves as a % of total loans less impaired commercial loans	0.89%	0.87%	0.91%

The allowance for loan losses of $53.4 million at March 31, 2019 represented a $1.9 million, or 3.6%, increase compared to $51.5 million at December 31, 2018. This increase was the result of a $1.7 million increase in general reserves and a $195,000 increase in specific reserves. As of March 31, 2019, no allowance had been established for acquired loans. Excluding acquired loans, the general reserves as a percentage of total loans less impaired commercial loans was 0.93%.

Generally, management obtains updated valuations for all nonperforming loans at least annually. As new valuation information is received, management performs an evaluation and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional write-downs are necessary.

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. As of March 31, 2019 and December 31, 2018, other nonperforming assets consisted of aircraft acquired as part of a loan workout. As of March 31, 2018, other nonperforming assets consisted of lease receivables acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at March 31, 2019, December 31, 2018 and March 31, 2018.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccrual loans	$69,175	$67,954	$66,151
Accruing TDRs	15,757	15,173	18,682
Loans past due 90 days or more	1,539	2,243	1,372
Total nonperforming loans	$86,471	$85,370	$86,205

OREO	4,629	4,303	9,055
Other nonperforming assets - PNB	3,496	3,464	3,857
Total nonperforming assets	$94,596	$93,137	$99,117

Percentage of nonaccrual loans to total loans	1.20%	1.19%	1.25%
Percentage of nonperforming loans to total loans	1.51%	1.50%	1.63%
Percentage of nonperforming assets to total loans	1.65%	1.64%	1.87%
Percentage of nonperforming assets to total assets	1.20%	1.19%	1.32%

Included in the nonaccrual loan totals above is $1.6 million of SEPH nonaccrual loans at both March 31, 2019 and December 31, 2018. There were no SEPH nonaccrual loans at March 31, 2018. Included in the OREO totals above is $1.5 million of SEPH OREO at both March 31, 2019 and December 31, 2018 and $4.2 million of SEPH OREO at March 31, 2018.

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At March 31, 2019, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

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

As of March 31, 2019, Park had taken partial charge-offs of $11.0 million related to the $50.9 million of commercial loans considered to be impaired, compared to partial charge-offs of $11.2 million related to the $48.1 million of impaired commercial loans at December 31, 2018.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2019 was $4.3 million, of which $924,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $3.4 million are not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2018 was $4.4 million, of which $475,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $3.9 million are not included in impaired loan totals.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2018 to incorporate losses through December 31, 2018.

Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $33.8 million, or 1.19% of the outstanding principal balance of performing commercial loans at March 31, 2019. Excluding acquired loans, at March 31, 2019, the coverage level within the commercial loan portfolio was approximately 3.42 years compared to 3.39 years at December 31, 2018. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 108-month period ended December 31, 2018, for the commercial loan portfolio was 0.35%. This 108-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

Excluding acquired loans, the overall reserve of 1.19% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.17%; special mention commercial loans are reserved at 5.32%; and substandard commercial loans are reserved at 9.65%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 108-month loss experience of 0.35% are due to the following factors which management reviews on a quarterly or annual basis:

•
Historical Loss Factor: Management updated the historical loss calculation during the fourth quarter of 2018, incorporating net charge-offs plus changes in specific reserves through December 31, 2018. With the addition of 2018 historical losses, management extended the historical loss period to 108 months from 96 months. The 108-month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2018.

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2018.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No change was made to the environmental loss factor during the three months ended March 31, 2019.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 108 months, through December 31, 2018. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). Excluding acquired loans, at March 31, 2019, the coverage level within the consumer loan portfolio was approximately 1.95 years compared to 1.87 years at December 31, 2018. Historical loss experience, over the 108-month period ended December 31, 2018, for the consumer loan portfolio was 0.33%.

Loans acquired as part of the acquisition of NewDominion were recorded at fair value on the date of acquisition.  An allowance is only established on these NewDominion loans as a result of credit deterioration post acquisition.  As of March 31, 2019, there was no allowance related to acquired NewDominion loans.
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

Other Income

Other income decreased by $4.9 million to $22.0 million for the quarter ended March 31, 2019, compared to $26.9 million for the first quarter of 2018.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2019	2018	Change
Income from fiduciary activities	$6,723	$6,395	$328
Service charges on deposit accounts	2,559	2,922	(363)
Other service income	2,818	4,172	(1,354)
Debit card fee income	4,369	4,002	367
Bank owned life insurance income	1,006	1,009	(3)
ATM fees	440	524	(84)
OREO valuation adjustments	(27)	(207)	180
(Loss) gain on sale of OREO, net	(12)	4,321	(4,333)
Net loss on sale of investment securities	—	(2,271)	2,271
Gain on equity securities, net	121	3,489	(3,368)
Other components of net periodic pension benefit income	1,183	1,705	(522)
Miscellaneous	2,845	842	2,003
Total other income	$22,025	$26,903	$(4,878)

Income from fiduciary activities, which represents revenue earned from Park's trust activities, increased by $328,000, or 5.1%, to $6.7 million for the three months ended March 31, 2019, compared to $6.4 million for the same period in 2018. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2019 was $5,612 million compared to $5,416 million for the three months ended March 31, 2018.

Service charges on deposit accounts decreased $363,000, or 12.4%, to $2.6 million for the three months ended March 31, 2019, compared to $2.9 million for the same period in 2018, largely as a result of a decline in non-sufficient funds (NSF) fee income and service charges on demand deposit accounts.

Other service income decreased by $1.4 million, or 32.5%, to $2.8 million for the three months ended March 31, 2019, compared to $4.2 million for the same period in 2018. The primary reason for the decrease was the recovery of $1.0 million in fees from certain SEPH impaired relationships during the three months ended March 31, 2018, as well as a decline in sold mortgage loan originations.

Debit card fee income increased by $367,000, or 9.2%, to $4.4 million for the three months ended March 31, 2019, compared to $4.0 million for the same period in 2018. The increases in 2019 were attributable to continued increases in the volume of debit card transactions. The number of transactions for the three months ended March 31, 2019 increased 6.9% from the same period in 2018.

(Loss) gain on sale of OREO, net decreased by $4.3 million, to a loss of $12,000 for the three months ended March 31, 2019, compared to a gain of $4.3 million for the same period of 2018. The decrease was primarily due to a $4.1 million gain on the sale of one OREO property during the first three months of 2018, which was partially participated to PNB from SEPH.

During the three months ended March 31, 2018, investment securities with a book value of $254.3 million were sold at a net loss of $2.3 million. There were no securities sold during the same period of 2019.

Unrealized gain on equity securities decreased $3.4 million, to $121,000 for the three months ended March 31, 2019, compared to $3.5 million for the same period of 2018. The $3.4 million decrease was primarily related to a $3.5 million unrealized gain on equity securities for the three months ended March 31, 2018, related to Park’s investment in NewDominion prior to the acquisition of the remaining 91.45% on July 1, 2018.

Other components of net periodic pension benefit income decreased by $522,000, or 30.6%, to $1.2 million for the three months ended March 31, 2019, compared to $1.7 million for the same period in 2018. The decrease was largely due to an decrease in the expected return on plan assets.

Miscellaneous income increased by $2.0 million, to $2.8 million for the three months ended March 31, 2019, compared to $842,000 for the same period of 2018. The increase was primarily related to a $1.9 million increase in income related to partnership investments.

Other Expense

Other expense increased by $2.5 million to $56.8 million for the quarter ended March 31, 2019, compared to $54.3 million for the first quarter of 2018.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2019	2018	Change
Salaries	$25,805	$25,320	$485
Employee benefits	8,430	7,029	1,401
Occupancy expense	3,011	2,936	75
Furniture and equipment expense	4,150	4,149	1
Data processing fees	2,133	1,773	360
Professional fees and services	6,006	6,190	(184)
Marketing	1,226	1,218	8
Insurance	1,156	1,428	(272)
Communication	1,333	1,250	83
State tax expense	1,005	1,105	(100)
Amortization of intangibles	289	—	289
Miscellaneous	2,283	1,910	373
Total other expense	$56,827	$54,308	$2,519

Salaries increased by $485,000, or 1.9%, to $25.8 million for the three months ended March 31, 2019, compared to $25.3 million for the same period in 2018. The increase was due to a $1.3 million increase in salary expense and a $236,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and the 2017 Employee LTIP, offset by a $1.1 million decrease in additional incentive compensation expense that was due to a $1.1 million one-time incentive paid out to certain associates of Park in March 2018.

Employee benefits increased by $1.4 million, or 19.9%, to $8.4 million for the three months ended March 31, 2019, compared to $7.0 million for the same period in 2018. The $1.4 million increase was due to a $956,000 increase in group insurance costs, a $374,000 increase related to Park's voluntary salary deferral plan and a $331,000 increase in payroll taxes, offset by a $168,000 decrease in pension service cost expense. The Company matching contribution under the voluntary salary deferral plan was increased from 25% to 50% in March of 2018.

Data processing fees increased $360,000, or 20.3%, to $2.1 million for the three months ended March 31, 2019, compared to $1.8 million for the same period in 2018. The increase was primarily related to a $260,000 increase in outside data processing expense.

Professional fees and services decreased by $184,000, or 3.0%, to $6.0 million for the three months ended March 31, 2019, compared to $6.2 million for the same period in 2018. The $184,000 decrease was due to a $922,000 decrease in management and consulting expense, primarily related to a $1.2 million expense for management and consulting related to the collections of payments on certain SEPH impaired loan relationships during the three months ended March 31, 2018, offset by a $551,000 increase in other fees and a $256,000 increase in legal fees.

Insurance expense decreased $272,000, or 19.0%, to $1.2 million for the three months ended March 31, 2019, compared to $1.4 million for the same period in 2018. The $272,000 decrease was due to a decrease in FDIC insurance expense.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense increased $373,000, or 19.5%, to $2.3 million for the three months ended March 31, 2019, compared to $1.9 million for the same period in 2018. The $373,000 increase was related to a $125,000 increase in fraud losses and a negative expense related to a $227,000 reduction in repurchase reserves during the three months ended March 31, 2018 compared to negative expense related to a $37,000 reduction in repurchase reserves during the three months ended March 31, 2019.

Income Tax

Income tax expense was $5.0 million for the first quarter of 2019, compared to $6.1 million for the first quarter of 2018. The effective income tax rate for the first quarter was 16.5%, compared to 16.3% for the same period in 2018. The difference between the statutory federal corporate income tax rate of 21% and Park's effective tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan, as well as accelerated depreciation in 2018. Park expects permanent federal tax differences for the 2019 year will be approximately $5.7 million.

Comparison of Financial Condition
At March 31, 2019 and December 31, 2018

Changes in Financial Condition

Total assets increased by $47.9 million, or 0.6%, during the first three months of 2019 to $7,852 million at March 31, 2019, compared to $7,804 million at December 31, 2018. This increase was primarily due to the following:

•	Loans increased by $48.6 million, or 0.9%, to $5,741 million at March 31, 2019, compared to $5,692 million at December 31, 2018.

•
Cash and cash equivalents increased by $20.3 million, or 12.1%, to $187.5 million at March 31, 2019, compared to $167.2 million at December 31, 2018. Money market instruments were $70.6 million at March 31, 2019, compared to $25.3 million at December 31, 2018 and Cash and due from banks were $116.9 million at March 31, 2019, compared to $141.9 million at December 31, 2018.

•	Investment securities decreased $28.8 million, or 2.0%, to $1,382 million at March 31, 2019, compared to $1,411 million at December 31, 2018.

Total liabilities increased by $35.4 million, or 0.5%, during the first three months of 2019 to $7,007 million at March 31, 2019, from $6,972 million at December 31, 2018. This increase was primarily due to the following:

•	Total deposits increased by $64.4 million, or 1.0%, to $6,325 million at March 31, 2019, compared to $6,261 million at December 31, 2018.

•	Short-term borrowings decreased by $9.4 million, or 4.2%, to $212.6 million at March 31, 2019, compared to $222.0 million at December 31, 2018.

•	Long-term borrowings decreased by $25.0 million, or 6.3%, to $375.0 million at March 31, 2019, compared to $400.0 million at December 31, 2018.

Total shareholders’ equity increased by $12.5 million, or 1.5%, to $845.0 million at March 31, 2019, from $832.5 million at December 31, 2018.

•	Retained earnings increased by $5.9 million during the period as a result of net income of $25.5 million, offset by common share dividends of $19.1 million.

•	Treasury shares increased by $6.6 million during the period as a result of the repurchase of treasury shares, offset by the issuance of treasury shares.

•
Accumulated other comprehensive loss, net of taxes increased by $14.3 million during the period as a result of unrealized net holding gains on AFS debt securities, net of taxes, of $14.5 million, partially offset by an unrealized loss on cash flow hedging derivatives, net of taxes, of $206,000.

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

Liquidity

Cash provided by operating activities was $24.7 million and $22.1 million for the three months ended March 31, 2019 and 2018, respectively. Net income was the primary source of cash from operating activities for each of the three months ended March 31, 2019 and 2018.
Cash used in investing activities was $5.8 million for the three months ended March 31, 2019 and cash provided by investing activities was $115.7 million for the three months ended March 31, 2018. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $47.0 million and $24.7 million for the three months ended March 31, 2019 and 2018, respectively. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $47.9 million for the three months ended March 31, 2019 and cash provided by the net decrease in the loan portfolio was $82.3 million for the three months ended March 31, 2018.

Cash provided by financing activities was $1.4 million for the three months ended March 31, 2019 and cash used in financing activities was $30.3 million for the three months ended March 31, 2018. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $64.4 million and $267.0 million of cash for the three months ended March 31, 2019 and 2018, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the three months ended March 31, 2019, net short-term borrowings decreased and used $9.4 million in cash, and net long-term borrowings decreased and used $25.0 million in cash. For the three months ended March 31, 2018, net short-term borrowings decreased and used $207.2 million in cash, and net long-term borrowings decreased and used $75.0 million in cash. Finally, cash declined by $19.3 million and $14.5 million for the three months ended March 31, 2019 and 2018, respectively, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $50.0 million revolving line of credit with another financial institution, which had a $30.0 million outstanding balance as of March 31, 2019. The Corporation’s loan to asset ratio was 73.11% at March 31, 2019, compared to 72.94% at December 31, 2018 and 70.39% at March 31, 2018. Cash and cash equivalents were $187.5 million at March 31, 2019, compared to $167.2 million at December 31, 2018 and $276.6 million at March 31, 2018. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2019 was $845.0 million, or 10.8% of total assets, compared to $832.5 million, or 10.7% of total assets, at December 31, 2018 and $752.8 million, or 10.0% of total assets, at March 31, 2018.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments, and repurchases of common shares, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to being fully phased in at 2.50% at January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer. The Federal Reserve Board has also adopted requirements Park must satisfy to be deemed "well capitalized" and to remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2019. The following table indicates the capital ratios for PNB and Park at March 31, 2019 and December 31, 2018.

	As of March 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.33%	11.04%	11.04%	12.36%
Park National Corporation	9.99%	13.17%	12.92%	14.08%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.29%	11.01%	11.01%	12.30%
Park National Corporation	10.04%	13.30%	13.04%	14.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 45 of Park’s 2018 Annual Report (Table 37) for disclosure concerning contractual obligations and commitments at December 31, 2018. There were no significant changes in contractual obligations and commitments during the first three months of 2019.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2019	December 31, 2017
Loan commitments	$1,061,599	$1,012,820
Standby letters of credit	$14,972	$13,334

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 45 of Park’s 2018 Annual Report.

On page 45 (Table 36) of Park’s 2018 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $308.2 million or 4.31% of total interest earning assets at December 31, 2018. At March 31, 2019, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $272.3 million or 3.78% of total interest earning assets.

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

On page 45 of Park’s 2018 Annual Report, management reported that at December 31, 2018, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 3.1% using a declining interest rate scenario over the next year. At March 31, 2019, the earnings simulation model projected that net income would decrease by 1.4% using a rising interest rate scenario and would decrease by 0.6% in a declining interest rate scenario. At March 31, 2019, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Park’s Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2018 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2019, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2019	—	$—	—	1,830,000
February 1 through February 28, 2019	86,650	98.10	86,650	1,743,350
March 1 through March 31, 2019	—	—	—	1,743,350
Total	86,650	$—	86,650	1,743,350

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP which became effective on April 24, 2017, and to fund the 2017 Non-Employee Directors LTIP, both of which became effective on April 24, 2017; and Park's publicly announced 2017 stock repurchase authorization which became effective on January 23, 2017. The number shown includes the 500,000 common shares covered by the January 28, 2019 authorization for repurchase by the Park Board of Directors. Although that authorization was subject to the receipt of approval from the Federal Reserve, such required approval was received by Park in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019.

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

On January 23, 2017, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Common Shares. On January 28, 2019, the Park Board of Directors authorized Park to repurchase, from time to time following receipt of any required approval from the Federal Reserve, up to 500,000 Park common shares in addition to the 500,000 Park common shares which had been authorized for repurchase by the Park Board of Directors on January 23, 2017 and remained available for repurchase as of December 31, 2018 and January 28, 2019. The required approval was received by Park in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019.

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
Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (Incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”)) P

3.1(b)
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

3.2(a)	Regulations of Park National Corporation (Incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B) P

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

10.1	Summary of Base Salaries for Executive Officers of Park National Corporation (Filed herewith)

10.2
Summary of Certain Compensation for Directors of Park National Corporation (Incorporated herein by reference to Exhibit 10.13 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 1-13006) ("Park's 2018 Form 10-K"))

10.3
Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (Incorporated herein by reference to Exhibit 10.14(b) to Park's 2018 Form 10-K)

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2019 and 2018 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

________________________________________

*Schedules have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon its request.

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: May 02, 2019	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: May 02, 2019	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)