Form 10-Q
period 2019-06-30
PARK NATIONAL CORP /OH/
filed 2019-08-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to __________________________

Commission File Number	1-13006

PARK NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 North Third Street,	P.O. Box 3500	Newark,	Ohio	43058-3500
(Address of principal executive offices) (Zip Code)

(740)	349-8451
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, without par value	PRK	NYSE AMERICAN

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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,413,616 Common Shares, no par value per share, outstanding at August 1, 2019.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	NAV	Net asset value
ALLL	Allowance for loan losses	OREO	Other real estate owned
Allowance	Allowance for loan losses	Park	Park National Corporation and its subsidiaries
ASU	Accounting standards update	PBRSUs	Performance-based restricted stock units
CABF	CAB Financial Corporation and its subsidiaries	PCI	Purchase credit impaired
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PNB	The Park National Bank
CECL	Current expected credit loss	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SEPH	SE Property Holdings, LLC
FRB	Federal Reserve Bank	TBRSUs	Time-based restricted stock units
GFSC	Guardian Financial Services Company	TDRs	Troubled debt restructurings
HTM	Held-to-maturity	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	U.S.	United States
MSRs	Mortgage servicing rights

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$160,589	$141,890
Money market instruments	98,916	25,324
Cash and cash equivalents	259,505	167,214
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $973,923 and $1,028,883 at June 30, 2019 and December 31, 2018, respectively)	978,825	1,003,421
Debt securities held-to-maturity, at amortized cost (fair value of $364,560 and $351,422 at June 30, 2019 and December 31, 2018, respectively)	350,375	351,808
Other investment securities	67,330	72,916
Total investment securities	1,396,530	1,428,145

Loans	6,376,737	5,692,132
Allowance for loan losses	(54,003)	(51,512)
Net loans	6,322,734	5,640,620
Bank owned life insurance	207,487	188,417
Prepaid assets	99,025	94,079
Goodwill	158,057	112,739
Other intangible assets	16,231	6,971
Premises and equipment, net	72,129	59,771
Affordable housing tax credit investments	56,722	50,347
Other real estate owned	3,839	4,303
Accrued interest receivable	26,295	22,974
Operating lease right-of-use asset	14,784	—
Mortgage loan servicing rights	10,104	10,178
Other	14,011	18,550
Total assets	$8,657,453	$7,804,308

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,907,027	$1,804,881
Interest bearing	5,125,093	4,455,979
Total deposits	7,032,120	6,260,860
Short-term borrowings	180,578	221,966
Long-term debt	400,000	400,000
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	28,648	22,282
Operating lease liability	15,576	—
Accrued interest payable	3,618	2,625
Other	47,481	49,069
Total liabilities	$7,723,021	$6,971,802

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,216 shares issued at June 30, 2019 and 16,586,165 shares issued at December 31, 2018)	456,911	358,598
Retained earnings	625,227	614,069
Treasury shares (1,205,654 shares at June 30, 2019 and 887,987 shares at December 31, 2018)	(121,399)	(90,373)
Accumulated other comprehensive loss, net of taxes	(26,307)	(49,788)
Total shareholders' equity	934,432	832,506
Total liabilities and shareholders’ equity	$8,657,453	$7,804,308

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:

Interest and fees on loans	$82,471	$64,496	$154,474	$128,898

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	6,919	7,746	13,914	14,513
Obligations of states and political subdivisions - tax-exempt	2,308	2,178	4,525	4,352
Other interest income	528	271	1,169	642
Total interest and dividend income	92,226	74,691	174,082	148,405

Interest expense:

Interest on deposits:
Demand and savings deposits	8,811	4,107	15,904	7,397
Time deposits	4,357	2,886	8,134	5,437

Interest on borrowings:
Short-term borrowings	760	420	1,499	995
Long-term debt	2,447	2,536	4,918	4,984

Total interest expense	16,375	9,949	30,455	18,813

Net interest income	75,851	64,742	143,627	129,592

Provision for loan losses	1,919	1,386	4,417	1,646
Net interest income after provision for loan losses	73,932	63,356	139,210	127,946

Other income:
Income from fiduciary activities	6,935	6,666	13,658	13,061
Service charges on deposit accounts	2,655	2,826	5,214	5,748
Other service income	4,040	3,472	6,858	7,644
Debit card fee income	5,227	4,382	9,596	8,384
Bank owned life insurance income	1,286	1,031	2,292	2,040
ATM fees	460	510	900	1,034
OREO valuation adjustments	(55)	(114)	(82)	(321)
(Loss) gain on sale of OREO, net	(159)	(147)	(171)	4,174
Net loss on the sale of investment securities	(607)	—	(607)	(2,271)
Gain on equity securities, net	232	1,348	1,974	4,544
Other components of net periodic pension benefit income	1,183	1,705	2,366	3,410
Miscellaneous	1,611	1,563	2,835	2,698
Total other income	22,808	23,242	44,833	50,145

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other expense:
Salaries	$32,093	$24,103	$57,898	$49,423
Employee benefits	9,014	7,630	17,444	14,659
Occupancy expense	3,223	2,570	6,234	5,506
Furniture and equipment expense	4,386	4,013	8,536	8,162
Data processing fees	2,905	1,902	5,038	3,675
Professional fees and services	10,106	6,123	16,112	12,313
Marketing	1,455	1,185	2,681	2,403
Insurance	1,381	1,196	2,537	2,624
Communication	1,375	1,189	2,708	2,439
State tax expense	1,054	958	2,059	2,063
Amortization of intangible assets	702	—	991	—
Miscellaneous	2,498	1,665	4,781	3,575
Total other expense	70,192	52,534	127,019	106,842

Income before income taxes	26,548	34,064	57,024	71,249

Income taxes	4,385	5,823	9,406	11,885

Net income	$22,163	$28,241	$47,618	$59,364

Earnings per Common Share:
Basic	$1.34	$1.85	$2.96	$3.88
Diluted	$1.33	$1.83	$2.94	$3.85

Weighted average common shares outstanding
Basic	16,560,545	15,285,532	16,106,043	15,286,932
Diluted	16,642,571	15,417,607	16,193,643	15,424,585

Cash dividends declared	$1.01	$1.21	$2.22	$2.15

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$22,163	$28,241	$47,618	$59,364

Other comprehensive income (loss), net of tax:
Net loss realized on sale of securities, net of income tax benefit of $127 for the three months ended June 30, 2019 and $127 and $538 for the six months ended June 30, 2019 and 2018, respectively	480	—	480	2,024
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $2,383 and $(630) for the three months ended June 30, 2019 and 2018, respectively and $6,249 and $(6,853) for the six months ended June 30, 2019 and 2018, respectively	8,967	(2,368)	23,508	(25,778)
Unrealized loss on cash flow hedging derivatives, net of income tax effect of $(80) for the three months ended June 30, 2019 and $(135) for the six months ended June 30, 2019	(301)	—	(507)	—
Other comprehensive income (loss)	$9,146	$(2,368)	$23,481	$(23,754)

Comprehensive income	$31,309	$25,873	$71,099	$35,610

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2019, as previously presented	$—	$358,598	$614,069	$(90,373)	$(49,788)
Cumulative effect of change in accounting principle for leases, net of tax			(143)
Balance at January 1, 2019, as adjusted	—	358,598	613,926	(90,373)	(49,788)
Net income			25,455
Other comprehensive income, net of tax					14,335
Dividends on common shares at $1.21 per share			(19,137)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes		(2,480)	(273)	1,926
Repurchase of 86,650 common shares to be held as treasury shares				(8,502)
Share-based compensation expense		1,358
Balance at March 31, 2019	$—	$357,475	$619,971	$(96,949)	$(35,453)
Net income			22,163
Other comprehensive income, net of tax					9,146
Dividends on common shares at $1.01 per share			(16,907)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 250,000 common shares to be held as treasury shares				(24,450)
Issuance of 1,037,205 common shares for the acquisition of CAB Financial Corporation		98,275
Share-based compensation expense		1,162
Balance at June 30, 2019	$—	$456,911	$625,227	$(121,399)	$(26,307)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2018, as previously presented	$—	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax			1,917		(995)
Balance at January 1, 2018, as adjusted	—	307,726	563,825	(87,079)	(27,449)
Reclassification of disproportionate income tax effects			3,806		(3,806)
Net income			31,123
Other comprehensive loss, net of tax					(21,386)
Dividends on common shares at $0.94 per share			(14,496)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes		(1,597)	(317)	$1,304
Share-based compensation expense		1,121
Balance at March 31, 2018	$—	$307,249	$583,941	$(85,775)	$(52,641)
Net income			28,241
Other comprehensive loss, net of tax					(2,368)
Dividends on common shares at $1.21 per share			(18,670)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 50,000 common shares to be held as treasury shares				(5,784)
Share-based compensation expense		896
Balance at June 30, 2018	$—	$308,144	$593,512	$(91,559)	$(55,009)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$47,618	$59,364

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,417	1,646
Amortization of loan fees and costs, net	(3,263)	(3,055)
Depreciation of premises and equipment	4,430	4,294
Amortization of investment securities, net	770	656
Net accretion of purchase accounting adjustments	(870)	—
Realized net investment securities losses	607	2,271
Gain on equity securities, net	(1,974)	(4,544)
Loan originations to be sold in secondary market	(112,038)	(96,290)
Proceeds from sale of loans in secondary market	108,708	94,550
Gain on sale of loans in secondary market	(2,423)	(2,266)
Share-based compensation expense	2,520	2,017
OREO valuation adjustments	82	321
Loss (gain) on sale of OREO, net	171	(4,174)
Bank owned life insurance income	(2,292)	(2,040)
Investment in qualified affordable housing tax credits amortization	3,625	3,702

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(2,258)	(1,079)
Decrease in other assets	2,412	3,154
(Decrease) increase in other liabilities	(4,046)	1,731
Net cash provided by operating activities	$46,196	$60,258

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$9,456	$—
Proceeds from sales of investment securities	56,448	244,398
Proceeds from calls and maturities of:
Available-for-sale debt securities	94,601	97,008
Held-to-maturity debt securities	225	9,885
Purchases of:
Available-for-sale debt securities	—	(373,372)
Held-to-maturity debt securities	—	(4,946)
Equity securities	—	(2,590)
Federal Reserve Bank stock	(2,686)	—
Net decrease in other investments	2,138	264
Net loan (originations) paydowns, portfolio loans	(98,056)	53,162
Investment in qualified affordable housing	(3,634)	—
Proceeds from the sale of OREO	900	11,461
Life insurance death benefits	1,344	1,379
Cash paid for acquisition of CAB Financial Corporation, net	(4,831)	—
Purchases of premises and equipment	(8,666)	(3,950)
Net cash provided by investing activities	$47,239	$32,699

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2019	2018
Financing activities:
Net increase in deposits	$138,828	$198,518
Net decrease in short-term borrowings	(70,151)	(175,150)
Proceeds from issuance of long-term debt	75,000	25,000
Repayment of long-term debt	(75,000)	(125,000)
Value of common shares withheld to pay employee income taxes	(827)	(610)
Repurchase of common shares to be held as treasury shares	(32,952)	(5,784)
Cash dividends paid	(36,042)	(32,884)
Net cash used in financing activities	$(1,144)	$(115,910)

Increase (decrease) in cash and cash equivalents	92,291	(22,953)

Cash and cash equivalents at beginning of year	167,214	169,112

Cash and cash equivalents at end of period	$259,505	$146,159

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$30,039	$18,766

Federal income tax	$5,270	$2,500

Non-cash items:
Loans transferred to OREO	$715	$861

Right of use assets obtained in exchange for lease obligations	$11,009	$—

New commitments in affordable housing tax credit investments	$10,000	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2019.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2018 from Park’s 2018 Annual Report to Shareholders (“Park's 2018 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and issued but not yet effective accounting standards:

Adoption of New Accounting Pronouncements

ASU 2016-02 - Leases (Topic 842): In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 - Leases (Topic 842). This ASU requires all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures are required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 resulted in a $11.0 million increase in assets, a $11.2 million increase in liabilities and a $143,000 decrease in beginning retained earnings, but did not have a material impact on Park's consolidated statement of income. Additionally, Note 13 - Leases includes new required disclosures.

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

ASU 2018-10 - Codification Improvements to Topic 842, Leases: In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases. This ASU includes amendments that clarify certain aspects of the guidance issued in ASU 2016-02. Park considered these clarifications in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

ASU 2018-11 - Leases (Topic 842): Targeted Improvements: In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. This ASU amends the guidance in ASU 2016-02 which was not yet effective. The amendments in the ASU provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. Additionally, this amendment provides lessors with a practical expedient, by class of asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. Park considered these clarifications in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

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

ASU 2018-20 - Leases (Topic 842): Narrow - Scope Improvements for Lessors: In December 2018, the FASB issued ASU 2018-20 - Leases (Topic 842): Narrow - Scope Improvements for Lessors. The amendments in this ASU address the treatment of certain sales taxes and other similar taxes, certain lessor costs and recognition of variable payments for contracts with lease and nonlease components. Park considered these clarifications in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

ASU 2019-01 - Leases (Topic 842): Narrow - Codification Improvements: In January 2019, the FASB issued ASU 2019-01 - Leases (Topic 842): Codification Improvements. The amendments in this ASU address the determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers, the presentation on the statement of cash flows for sales type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. Park considered these clarifications in determining the appropriate adoption of ASU 2016-02 on January 1, 2019.

Issued But Not Yet Effective Accounting Standards

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018.

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements. We anticipate that the adoption of the CECL model will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the CECL model. Currently, management is focusing on segmentation and loss driver analysis with the anticipation that preliminary models will be operational in the third quarter of 2019.

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

ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses: In November 2018, the FASB issued ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendment in this ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. Park will consider this clarification in determining the appropriate adoption of ASU 2016-13.

ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments: In April 2019, the FASB issued ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU includes amendments that clarify or address specific issues about certain aspects of the amendments in ASU 2016-01, Financial Instruments - Overall (Subtopic 925-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

Park has already adopted ASU 2016-01.  As a result, the amendments within ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on Park’s consolidated financial statements.

For the amendments that clarify or address specific aspects of ASU 2016-13, Park will consider these clarifications in determining the appropriate adoption of ASU 2016-13.

Park has already adopted ASU 2017-12.  As a result, the amendments within ASU 2019-04 are effective as of January 1, 2020 with early adoption permitted.  This ASU will allow entities, like Park, who did not reclassify debt securities from HTM to AFS upon the adoption of ASU 2017-12 to reclassify these securities as of the adoption of ASU 2019-04.  Park is considering this option which would result in a reclassification of balance sheet amounts but would result in no impact to the consolidated condensed statements of income.

ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326): In May 2019, the FASB issued ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326). The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. Park will consider this amendment in determining the appropriate adoption of ASU 2016-13.

Note 3 - Business Combinations

NewDominion Bank

On July 1, 2018, NewDominion Bank, a North Carolina state-chartered bank (“NewDominion”), merged with and into The Park National Bank, the national bank subsidiary of Park, with PNB continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization (the “NewDominion Merger Agreement”), dated as of January 22, 2018, by and among Park, PNB, and NewDominion. In accordance with the NewDominion Merger Agreement, NewDominion shareholders were permitted to make an election to receive for their shares of NewDominion common stock either $1.08 in cash without interest (the cash consideration) or 0.01023 of a Park common share, plus cash in lieu of any fractional Park common share (the stock consideration). Based on the terms of the New Dominion Merger Agreement, the aggregate consideration to be paid in the merger was subject to proration and allocation procedures to ensure that 60 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were exchanged for the stock consideration and that the remaining 40 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were exchanged for the cash consideration, including, in each case, shares of NewDominion common stock subject to NewDominion options and restricted stock awards.

Purchase consideration consisted of 435,457 Park common shares, valued at $48.5 million, and $30.7 million in cash to acquire 91.45% of NewDominion's outstanding shares of common stock. The remaining 8.55% of NewDominion's outstanding shares of common stock was previously held by Park. Park recognized a gain of $3.5 million as a result of remeasuring to fair value its 8.55% equity interest in NewDominion held before the business combination. This non-taxable gain is included in "Gain on equity securities, net" in the consolidated condensed statements of income. The acquisition is expected to provide additional revenue growth and geographic diversification.

NewDominion's results of operations were included in Park’s results beginning July 1, 2018. For the three and six months ended June 30, 2019, Park recorded merger-related expenses of $8,000 and $79,000, respectively, associated with the NewDominion acquisition. For the three and six months ended June 30, 2018, Park recorded merger-related expenses of $445,000 and $595,000, respectively, associated with the NewDominion acquisition.

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

The following table summarizes the consideration paid for NewDominion and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$30,684
Park common shares	48,519
Previous 8.55% investment in NewDominion	7,000
Fair value of total consideration transferred	$86,203

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42,954
Securities	1,954
Loans	272,753
Premises and equipment	940
Core deposit intangibles	6,249
Trade name intangible	1,300
Other assets	6,133
Total assets acquired	332,283

Deposits	284,231
Other liabilities	2,254
Total liabilities assumed	286,485

Net identifiable assets	45,798

Goodwill	$40,405

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

CAB Financial Corporation

On April 1, 2019, CAB Financial Corporation, a South Carolina corporation, merged with and into Park, with Park continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization (the "CABF Merger Agreement"), dated as of September 12, 2018, by and between Park and CABF. Immediately following the merger, Carolina Alliance Bank, a South Carolina state-chartered bank and a wholly-owned subsidiary of CABF, was merged with and into PNB, with PNB as the surviving bank. In accordance with the CABF Merger Agreement, CABF shareholders were to receive for each share of their CABF common stock (i) $3.80 in cash (the cash consideration) and (ii) 0.1378 of a Park common share (the stock consideration). CABF stock options and restricted stock awards were fully vested (with any performance-based vesting condition deemed satisfied) and canceled and converted automatically into the right to receive merger consideration.

Purchase consideration consisted of 1,037,205 Park common shares, valued at $98.3 million, and $28.6 million in cash to acquire 100% of CABF outstanding shares of common stock. The acquisition is expected to provide additional revenue growth and geographic diversification.

Carolina Alliance's results of operations were included in Park's results beginning April 1, 2019. For the three and six months ended June 30, 2019, Park recorded merger-related expenses of $6.1 million and $6.3 million, respectively, associated with the Carolina Alliance acquisition. No merger-related expenses were recorded for the three or six months ended June 30, 2018 associated with the Carolina Alliance acquisition.

Goodwill of $45.3 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of PNB and Carolina Alliance. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.

The following table summarizes the consideration paid for Carolina Alliance and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$28,630
Park common shares	98,275
Fair value of total consideration transferred	$126,905

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$23,799
Securities	97,606
Loans	578,577
Premises and equipment	8,337
Core deposit intangibles	10,251
Other assets	31,675
Total assets acquired	750,245

Deposits	632,707
Other liabilities	35,951
Total liabilities assumed	668,658

Net identifiable assets	81,587

Goodwill	$45,318

Park accounted for the Carolina Alliance acquisition using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Park continues to finalize the fair values of loans, intangible assets, and deferred taxes. As a result, the fair value adjustments are preliminary and may change as information becomes available. Fair value adjustments will be finalized no later than April 2020.

The fair value of net assets acquired includes fair value adjustments to loans that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, Park believes that all contractual cash flows related to these loans will be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans which have shown evidence of credit deterioration since origination.  Loans acquired that were not subject to these requirements included non-impaired loans with a fair value and gross contractual amounts receivable of $558.6 million and $570.8 million, respectively, on the date of acquisition.

The table below presents information with respect to the fair value of acquired loans as well as their book balance at the acquisition date.

(in thousands)	Book Balance	Fair Value
Commercial, financial and agricultural	$79,537	$79,373
Commercial real estate	281,425	273,855
Construction real estate:
Commercial	43,106	42,176
Mortgage	11,130	10,633
Residential real estate:
Commercial	48,546	48,684
Mortgage	30,519	30,969
HELOC	40,227	39,526
Consumer	4,813	4,647
Leases	28,589	28,781
Purchased credit impaired	21,806	19,933
Total loans	$589,698	$578,577

The following table presents supplemental pro forma information as if the NewDominion and Carolina Alliance acquisitions had occurred as of January 1, 2018. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the respective transactions, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Six months ended June 30,
(dollars in thousands, except per share data)	2019	2018
Net interest income	$150,647	$151,085
Net income	$54,477	$65,175
Basic earnings per share	$3.28	$3.89
Diluted earnings per share	$3.26	$3.85

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and six-month periods ended June 30, 2019 and 2018, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2019, were as follows:

Debt Securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$3,445	$35	$—	$3,480
Obligations of states and political subdivisions	16,040	213	3	16,250
U.S. Government sponsored entities' asset-backed securities	948,287	10,597	6,100	952,784
Other debt securities	6,151	160	—	6,311
Total	$973,923	$11,005	$6,103	$978,825

Debt Securities HTM (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$46,264	$407	$29	$46,642
Obligations of states and political subdivisions	304,111	13,807	—	317,918
Total	$350,375	$14,214	$29	$364,560

Investment securities with unrealized/unrecognized losses at June 30, 2019, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities AFS
Obligations of states and political subdivisions	$1,396	$3	$—	$—	$1,396	$3
U.S. Government sponsored entities' asset-backed securities	—	—	301,169	6,100	$301,169	6,100
Total	$1,396	$3	$301,169	$6,100	$302,565	$6,103
Debt Securities HTM
U.S. Government sponsored entities' asset-backed securities	$—	$—	$18,191	$29	$18,191	$29
Total	$—	$—	$18,191	$29	$18,191	$29

Investment securities at December 31, 2018, were as follows:

Debt Securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$1,028,883	$453	$25,915	$1,003,421
Total	$1,028,883	$453	$25,915	$1,003,421

Debt Securities HTM (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$305,278	$3,202	$2,672	$305,808
U.S. Government sponsored entities' asset-backed securities	46,530	87	1,003	45,614
Total	$351,808	$3,289	$3,675	$351,422

Investment securities with unrealized/unrecognized losses at December 31, 2018, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities AFS
U.S. Government sponsored entities' asset-backed securities	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
Total	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
Debt Securities HTM
Obligations of states and political subdivisions	$91,960	$1,095	$70,723	$1,577	$162,683	$2,672
U.S. Government sponsored entities' asset-backed securities	32,656	838	6,931	165	39,587	1,003
Total	$124,616	$1,933	$77,654	$1,742	$202,270	$3,675

Management does not believe any of the unrealized/unrecognized losses at June 30, 2019 or December 31, 2018 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2019, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of U.S. Treasury and other U.S. Government sponsored entities
Due one through five years	$3,445	$3,480	2.50%
Total	$3,445	$3,480	2.50%

U.S. Government sponsored entities' asset-backed securities	$948,287	$952,784	2.36%

Obligations of state and political subdivisions:
Due one through five years	$3,030	$3,078	2.76%
Due five through ten years	6,050	6,129	2.69%
Due over ten years	6,960	7,043	3.21%
Total (1)	$16,040	$16,250	2.93%

Other debt securities
Due five through ten years	$1,046	$1,069	2.77%
Due over ten years	5,105	5,242	2.95%
Total	$6,151	$6,311	2.92%

Securities HTM (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due five through ten years	$4,010	$4,141	3.04%
Due over ten years	300,101	313,777	3.69%
Total (1)	$304,111	$317,918	3.68%

U.S. Government sponsored entities' asset-backed securities	$46,264	$46,642	2.82%

(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During both the three-month and six-month periods ended June 30, 2019, Park sold certain AFS debt securities with a book value of $51.7 million at a gross loss of $625,000 and sold certain AFS debt securities with a book value of $5.3 million at a gross gain of $18,000.

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

Investment securities having a book value of $587 million and $634 million at June 30, 2019 and December 31, 2018, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for Federal Home Loan Bank advance borrowings.

Note 5 – Other Investment Securities

Other investment securities consist of stock investments in the FHLB, the FRB, and equity securities. The FHLB and FRB restricted stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost"). Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the net asset value practical expedient in accordance with ASC 820.

The carrying amount of other investment securities at June 30, 2019 and December 31, 2018 was as follows:

(In thousands)	June 30, 2019	December 31, 2018
FHLB stock	$35,280	$43,388
FRB stock	10,811	8,225
Equity investments carried at fair value	1,832	1,649
Equity investments carried at cost/modified cost (1)	2,689	2,589
Equity investments carried at net asset value	16,718	17,065
Total other investment securities	$67,330	$72,916
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended June 30, 2019 and 2018, $62,000 and $304,000, respectively, of unrealized gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the consolidated condensed statements of income. During the six months ended June 30, 2019 and 2018, $183,000 and $293,000, respectively, of unrealized gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the consolidated condensed statements of income.

During the three months ended June 30, 2019 and 2018, $170,000 and $1.0 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the consolidated condensed statements of income. During the six months ended June 30, 2019 and 2018, $1.8 million and $752,000, respectively, of gains on equity investment carried at NAV were recorded within “Gain on equity securities, net” on the consolidated condensed statements of income.

An additional $3.5 million gain recorded within “Gain on equity securities, net” on the consolidated condensed statement of income for the six months ended June 30, 2018 relates to Park's 8.55% investment in NewDominion which was held at June 30, 2018. See Note 3 - Business Combinations.

Note 6 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019			December 31, 2018
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,159,056	$5,396	$1,164,452	$1,072,786	$4,603	$1,077,389
Commercial real estate *	1,612,291	5,661	1,617,952	1,283,045	4,750	1,287,795
Construction real estate:
Commercial	222,505	869	223,374	175,300	801	176,101
Mortgage	89,457	250	89,707	70,541	151	70,692
Installment	1,985	7	1,992	2,433	7	2,440
Residential real estate:
Commercial	476,991	1,354	478,345	429,730	1,150	430,880
Mortgage	1,167,808	1,893	1,169,701	1,134,278	1,227	1,135,505
HELOC	239,017	1,324	240,341	215,283	1,159	216,442
Installment	13,387	36	13,423	14,327	36	14,363
Consumer	1,363,186	4,138	1,367,324	1,292,136	3,756	1,295,892
Leases	31,054	18	31,072	2,273	26	2,299
Total loans	$6,376,737	$20,946	$6,397,683	$5,692,132	$17,666	$5,709,798
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $12.7 million at June 30, 2019 and $12.5 million at December 31, 2018, which represented a net deferred income position at each date. At June 30, 2019 and December 31, 2018, loans included purchase accounting adjustments of $15.2 million and $4.4 million, respectively, which represented a net deferred income position at each date. This fair market value adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.2 million and $2.3 million had been reclassified to loans at June 30, 2019 and December 31, 2018, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$17,670	$1,985	$25	$19,680
Commercial real estate	23,846	2,615	606	27,067
Construction real estate:
Commercial	1,788	455	224	2,467
Mortgage	86	79	—	165
Installment	59	7	—	66
Residential real estate:
Commercial	1,806	68	—	1,874
Mortgage	15,728	9,029	1,061	25,818
HELOC	1,667	1,085	55	2,807
Installment	533	1,601	—	2,134
Consumer	3,401	913	500	4,814
Leases	91	—	—	91
Total loans	$66,675	$17,837	$2,471	$86,983

	December 31, 2018
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$14,998	$196	$10	$15,204
Commercial real estate	25,566	2,860	—	28,426
Construction real estate:
Commercial	1,866	—	—	1,866
Mortgage	—	15	20	35
Installment	19	9	—	28
Residential real estate:
Commercial	2,610	122	—	2,732
Mortgage	16,892	9,100	1,124	27,116
HELOC	2,158	1,028	9	3,195
Installment	468	1,049	24	1,541
Consumer	3,377	843	1,115	5,335
Leases	—	—	—	—
Total loans	$67,954	$15,222	$2,302	$85,478

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment, as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$19,655	$19,586	$69	$15,194	$15,120	$74
Commercial real estate	26,461	26,461	—	28,426	28,426	—
Construction real estate:
Commercial	2,243	2,243	—	1,866	1,866	—
Mortgage	165	—	165	15	—	15
Installment	66	—	66	28	—	28
Residential real estate:
Commercial	1,874	1,874	—	2,732	2,732	—
Mortgage	24,757	—	24,757	25,992	—	25,992
HELOC	2,752	—	2,752	3,186	—	3,186
Installment	2,134	—	2,134	1,517	—	1,517
Consumer	4,314	—	4,314	4,220	—	4,220
Leases	91	91	—	—	—	—
Total loans	$84,512	$50,255	$34,257	$83,176	$48,144	$35,032

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$8,875	$8,057	$—	$8,999	$3,713	$—
Commercial real estate	26,386	26,122	—	26,663	26,213	—
Construction real estate:
Commercial	4,601	1,787	—	4,679	1,866	—
Residential real estate:
Commercial	1,831	1,779	—	2,691	2,374	—
Leases	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial and agricultural	13,666	11,529	2,279	13,736	11,407	2,169
Commercial real estate	339	339	48	2,255	2,213	86
Construction real estate:
Commercial	455	456	3	—	—	—
Residential real estate:
Commercial	95	95	21	358	358	18
Leases	91	91	28	—	—	—
Total	$56,339	$50,255	$2,379	$59,381	$48,144	$2,273

Management’s general practice is to charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At June 30, 2019 and December 31, 2018, there were $4.0 million and $8.8 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $2.1 million and $2.4 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance included specific reserves related to loans individually evaluated for impairment at June 30, 2019 and December 31, 2018 of $2.4 million and $2.3 million, respectively. These loans with specific reserves had a recorded investment of $12.5 million and $14.0 million as of June 30, 2019 and December 31, 2018, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In thousands)	Recorded Investment as of June 30, 2019	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of June 30, 2018	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$19,586	$16,136	$90	$29,943	$27,637	$145
Commercial real estate	26,461	30,050	255	26,528	20,711	201
Construction real estate:
Commercial	2,243	2,559	10	2,529	1,510	13
Residential real estate:
Commercial	1,874	1,909	25	2,750	2,653	27
Leases	91	23	—	—	—	—
Total	$50,255	$50,677	$380	$61,750	$52,511	$386

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(In thousands)	Recorded Investment as of June 30, 2019	Average Recorded Investment	Interest Income Recognized		Recorded Investment as of June 30, 2018	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$19,586	$15,628	$137	—	$29,943	$23,402	$319
Commercial real estate	26,461	29,209	526	—	26,528	19,519	403
Construction real estate:
Commercial	2,243	2,330	22	—	2,529	1,451	27
Residential real estate:
Commercial	1,874	2,277	45	—	2,750	7,511	58
Leases	91	13	—		—	—	—
Total	$50,255	$49,457	$730	—	$61,750	$51,883	$807

The following tables present the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loan.

	June 30, 2019
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$402	$10,672	$11,074	$1,153,378	$1,164,452
Commercial real estate	3,026	1,565	4,591	1,613,361	1,617,952
Construction real estate:
Commercial	—	1,748	1,748	221,626	223,374
Mortgage	114	301	415	89,292	89,707
Installment	29	—	29	1,963	1,992
Residential real estate:
Commercial	39	811	850	477,495	478,345
Mortgage	9,322	9,574	18,896	1,150,805	1,169,701
HELOC	235	843	1,078	239,263	240,341
Installment	82	337	419	13,004	13,423
Consumer	6,005	1,731	7,736	1,359,588	1,367,324
Leases	—	—	—	31,072	31,072
Total loans	$19,254	$27,582	$46,836	$6,350,847	$6,397,683

(1) Includes an aggregate of $2.5 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $41.6 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2018
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$4,786	$1,375	$6,161	$1,071,228	$1,077,389
Commercial real estate	780	3,584	4,364	1,283,431	1,287,795
Construction real estate:
Commercial	—	1,635	1,635	174,466	176,101
Mortgage	133	20	153	70,539	70,692
Installment	28	19	47	2,393	2,440
Residential real estate:
Commercial	683	1,104	1,787	429,093	430,880
Mortgage	13,210	8,553	21,763	1,113,742	1,135,505
HELOC	620	907	1,527	214,915	216,442
Installment	155	274	429	13,934	14,363
Consumer	9,524	2,131	11,655	1,284,237	1,295,892
Leases	—	—	—	2,299	2,299
Total loans	$29,919	$19,602	$49,521	$5,660,277	$5,709,798
(1) Includes an aggregate of $2.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.7 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2019 and December 31, 2018 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2019 and December 31, 2018 for all commercial loans:

	June 30, 2019
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$13,271	$555	$19,655	$3,836	$1,127,135	$1,164,452
Commercial real estate *	9,670	—	26,461	14,055	1,567,766	1,617,952
Construction real estate:
Commercial	100	1	2,243	1,304	219,726	223,374
Residential real estate:
Commercial	1,585	101	1,874	1,964	472,821	478,345
Leases	—	—	91	634	30,347	31,072
Total commercial loans	$24,626	$657	$50,324	$21,793	$3,417,795	$3,515,195
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.
(1) Excludes loans acquired with deteriorated credit quality which are nonaccrual or TDRs due to additional credit deterioration or modification post acquisition. These loans had a recorded investment of $890,000 at June 30, 2019.

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

Loans and Leases Acquired with Deteriorated Credit Quality

In conjunction with the NewDominion Bank acquisition, Park acquired loans with a book value of $277.9 million as of July 1, 2018. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2019 and December 31, 2018 was $4.2 million and $4.4 million, respectively, while the outstanding customer balance was $4.4 million and $4.6 million, respectively. At June 30, 2019 a $3,000 allowance for loan losses had been recognized related to the acquired impaired loans. At December 31, 2018, no allowance had been recognized related to the acquired impaired loans.

In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of April 1, 2019. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality with a book value of $21.8 million were recorded at the initial fair value of $19.9 million. The carrying amount of loans and leases acquired with deteriorated credit quality at June 30, 2019 was $19.7 million, while the outstanding customer balance was $22.5 million. At June 30, 2019, no allowance had been recognized related to the acquired impaired loans and leases.

Troubled Debt Restructurings

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

Certain loans which were modified during the three-month and six-month periods ended June 30, 2019 and June 30, 2018 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were no TDR classifications removed during the three-month period ended June 30, 2019. The TDR classification was removed on $23,000 of loans during the six-month period ended June 30, 2019. The TDR classification was removed on $1.9 million of loans during the three-month period ended June 30, 2018 and on $2.2 million of loans during the six-month period ended June 30, 2018.

At June 30, 2019 and December 31, 2018, there were $24.1 million and $24.6 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2019 and December 31, 2018, $12.1 million and $19.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of June 30, 2019 and December 31, 2018, loans with a recorded investment of $17.8 million and $15.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At June 30, 2019 and December 31, 2018, Park had commitments to lend $2.7 million and $0.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At both June 30, 2019 and December 31, 2018, there were $1.2 million of specific reserves related to TDRs. Modifications made in 2019 and 2018 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310. There were $1,000 of additional specific reserves recorded during the three-month and six-month periods ended June 30, 2019 as a result of TDRs identified in the period. There were no additional specific reserves recorded during the three-month period ended June 30, 2018 as a result of TDRs identified in the period. Additional specific reserves of $10,000 were recorded during the six-month period ended June 30, 2018 as a result of TDRs identified in the period.

The terms of certain other loans were modified during the three-month and six-month periods ended June 30, 2019 and June 30, 2018 that did not meet the definition of a TDR. There were no substandard commercial loans modified during the three-month and six-month periods ended June 30, 2019 which did not meet the definition of a TDR. Substandard commercial loans modified during the three-month and six-month periods ended June 30, 2018 which did not meet the definition of a TDR had a total recorded investment of $0.1 million and $0.2 million, respectively. Consumer loans modified during the three-month and six-month periods ended June 30, 2019 which did not meet the definition of a TDR had a total recorded investment of $7.4 million and $13.4 million, respectively. Consumer loans with a recorded investment of $4.7 million and $11.0 million were modified during the three-month and six-month periods ended June 30, 2018 and did not meet the definition of a TDR. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended June 30, 2019 and June 30, 2018, as well as the recorded investment of these contracts at June 30, 2019 and June 30, 2018. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended June 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	11	$1,802	$642	$2,444
Commercial real estate	2	—	780	780
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	71	—	71
Installment	—	—	—	—
Residential real estate:
Commercial	1	—	36	36
Mortgage	6	—	374	374
HELOC	5	99	67	166
Installment	8	365	45	410
Consumer	105	60	903	963
Total loans	139	$2,397	$2,847	$5,244

	Three Months Ended June 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	4	$123	$26	$149
Commercial real estate	3	455	134	589
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	2	14	—	14
Residential real estate:
Commercial	—	—	—	—
Mortgage	4	93	224	317
HELOC	6	409	43	452
Installment	4	71	4	75
Consumer	85	58	720	778
Total loans	108	$1,223	$1,151	$2,374

Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2019, $0.6 million were on nonaccrual status as of December 31, 2018. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2018, $5,000 were on nonaccrual status as of December 31, 2017.

The following tables detail the number of contracts modified as TDRs during the six-month periods ended June 30, 2019 and June 30, 2018, as well as the recorded investment of these contracts at June 30, 2019 and June 30, 2018. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Six Months Ended June 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	16	$1,801	$1,099	$2,900
Commercial real estate	4	—	2,995	2,995
Construction real estate:
Commercial	1	456	—	456
Mortgage	1	71	—	71
Installment	—	—	—	—
Residential real estate:
Commercial	1	—	36	36
Mortgage	14	54	619	673
HELOC	8	100	136	236
Installment	16	550	46	596
Consumer	174	60	1,159	1,219
Total loans	235	$3,092	$6,090	$9,182

	Six Months Ended June 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$123	$70	$193
Commercial real estate	6	455	265	720
Construction real estate:
Commercial	1	—	—	—
Mortgage	—	—	—	—
Installment	2	14	—	14
Residential real estate:
Commercial	—	—	—	—
Mortgage	13	93	868	961
HELOC	8	661	130	791
Installment	9	104	17	121
Consumer	135	61	906	967
Total loans	182	$1,511	$2,256	$3,767

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2019, $1.3 million were on nonaccrual status as of December 31, 2018. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2018, $0.4 million were on nonaccrual status as of December 31, 2017.

The following tables present the recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2019 and June 30, 2018, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	6	$91	3	$144
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	5	345	6	600
HELOC	5	67	1	88
Installment	2	67	—	—
Consumer	61	674	42	403
Leases	—	—	—	—
Total loans	79	$1,244	52	$1,235

Of the $1.2 million in modified TDRs which defaulted during the three-month period ended June 30, 2019, $30,000 were accruing loans and $1.2 million were nonaccrual loans. Of the $1.2 million in modified TDRs which defaulted during the three-month period ended June 30, 2018, $21,000 were accruing loans and $1.2 million were nonaccrual loans.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	7	$160	3	$144
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	7	382	7	703
HELOC	5	67	1	88
Installment	2	67	—	—
Consumer	69	720	47	445
Leases	—	—	—	—
Total loans	90	$1,396	58	$1,380

Of the $1.4 million in modified TDRs which defaulted during the six-month period ended June 30, 2019, $30,000 were accruing loans and $1.4 million were nonaccrual loans. Of the $1.4 million in modified TDRs which defaulted during the six-month period ended June 30, 2018, $21,000 were accruing loans and $1.4 million were nonaccrual loans.

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No change was made to the environmental loss factor during the six months ended June 30, 2019.

The activity in the allowance for loan losses for the three-month and six-month periods ended June 30, 2019 and June 30, 2018 is summarized in the following tables.

	Three Months Ended June 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$17,337	$10,193	$4,564	$9,170	$12,104	$—	$53,368
Charge-offs	715	339	—	62	1,812	—	2,928
Recoveries	164	55	23	160	1,241	1	1,644
Net charge-offs/(recoveries)	551	284	(23)	(98)	571	(1)	1,284
Provision/(recovery)	584	468	478	(399)	732	56	1,919
Ending balance	$17,370	$10,377	$5,065	$8,869	$12,265	$57	$54,003

	Three Months Ended June 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,077	$9,488	$4,463	$9,415	$11,526	$—	$48,969
Charge-offs	287	182	31	102	2,114	—	2,716
Recoveries	206	89	220	244	1,054	—	1,813
Net charge-offs/(recoveries)	81	93	(189)	(142)	1,060	—	903
Provision/(recovery)	482	11	—	(312)	1,205	—	1,386
Ending balance	$14,478	$9,406	$4,652	$9,245	$11,671	$—	$49,452

	Six Months Ended June 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	913	393	—	91	4,518	—	5,915
Recoveries	580	114	111	542	2,641	1	3,989
Net charge-offs/(recoveries)	333	279	(111)	(451)	1,877	(1)	1,926
Provision/(recovery)	926	888	491	(313)	2,369	56	4,417
Ending balance	$17,370	$10,377	$5,065	$8,869	$12,265	$57	$54,003

	Six Months Ended June 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	936	229	31	218	4,752	—	6,166
Recoveries	858	176	279	604	2,067	—	3,984
Net charge-offs/(recoveries)	78	53	(248)	(386)	2,685	—	2,182
(Recovery)/provision	(466)	(142)	(26)	(462)	2,742	—	1,646
Ending balance	$14,478	$9,406	$4,652	$9,245	$11,671	$—	$49,452

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2019 and December 31, 2018, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2019 and December 31, 2018, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2018 Annual Report).

The composition of the allowance for loan losses at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,279	$48	$3	$21	$—	$28	$2,379
Collectively evaluated for impairment	15,091	10,329	5,062	8,848	12,265	29	51,624
Acquired with deteriorated credit quality (1)	—	—	—	—	—	—	—
Total ending allowance balance	$17,370	$10,377	$5,065	$8,869	$12,265	$57	$54,003

Loan balance:
Loans individually evaluated for impairment	$19,586	$26,432	$2,243	$1,873	$—	$91	$50,225
Loans collectively evaluated for impairment	1,135,656	1,571,913	310,321	1,892,083	1,363,183	30,329	6,303,485
Loans acquired with deteriorated credit quality (1)	3,814	13,946	1,383	3,247	3	634	23,027
Total ending loan balance	$1,159,056	$1,612,291	$313,947	$1,897,203	$1,363,186	$31,054	$6,376,737

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	11.64%	0.18%	0.13%	1.12%	—%	30.77%	4.74%
Loans collectively evaluated for impairment	1.33%	0.66%	1.63%	0.47%	0.90%	0.10%	0.82%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.50%	0.64%	1.61%	0.47%	0.90%	0.18%	0.85%

Recorded investment:
Loans individually evaluated for impairment	$19,586	$26,461	$2,243	$1,874	$—	$91	$50,255
Loans collectively evaluated for impairment	1,141,030	1,577,436	311,425	1,896,671	1,367,321	30,347	6,324,230
Loans acquired with deteriorated credit quality (1)	3,836	14,055	1,405	3,265	3	634	23,198
Total ending recorded investment	$1,164,452	$1,617,952	$315,073	$1,901,810	$1,367,324	$31,072	$6,397,683
  (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration post-acquisition. These loans had a balance of $888,000, a recorded investment of $890,000, and a $3,000 allowance as of June 30, 2019.

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
 (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $475,000, a recorded investment of $475,000, and no allowance as of December 31, 2018.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2019 and December 31, 2018, respectively, Park had$13.0 million and $4.2 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 6 - Loans, and Note 7 - Allowance for Loan Losses. The contractual balance was $12.8 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively. The gain expected upon sale was $217,000 and $60,000 at June 30, 2019 and December 31, 2018, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2019 or December 31, 2018.

Note 9 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the six months ended June 30, 2019 and 2018.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2017	$72,334	$—	$72,334
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	—	—
June 30, 2018	$72,334	$—	$72,334

December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	45,318	10,251	55,569
Amortization	—	991	991
June 30, 2019	$158,057	$16,231	$174,288

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed during the second quarter of 2019, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. There have been no subsequent circumstances or events triggering an additional evaluation.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$16,500	$1,569	$6,249	$578
Trade name intangible	1,300	—	1,300	—
Total	$17,800	$1,569	$7,549	$578

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. The trade name intangible is an indefinite life asset and is not amortized, but rather is assessed, at least annually, for impairment. Aggregate amortization expense was $702,000 and $991,000 for the three and six months ended June 30, 2019, respectively. There was no amortization expense for the three and six months ended June 30, 2018.

Estimated amortization expense for each of the periods listed below follows:

(in thousands)	Total
Six months ending December 31, 2019	$1,482
2020	2,502
2021	2,040
2022	1,725
2023	1,548

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of June 30, 2019 and December 31, 2018.

(in thousands)	June 30, 2019	December 31, 2018
Affordable housing tax credit investments	$56,722	$50,347
Unfunded commitments	28,648	22,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2019 and 2029.
During the three months ended June 30, 2019 and 2018, Park recognized amortization expense of $1.8 million and $1.9 million, respectively, which was included within the provision for income taxes. During the six months ended June 30, 2019 and 2018, Park recognized amortization expense of $3.6 million and $3.7 million, respectively, which was included within the provision for income taxes. Additionally, during the three months ended June 30, 2019 and 2018, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.1 million and $2.2 million, respectively, and during the six months ended June 30, 2019 and 2018, recognized $4.3 million and $4.9 million, respectively, in each case which was included within the provision for income taxes.
Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to other real estate owned at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at June 30, 2019 and December 31, 2018 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2019	December 31, 2018
OREO:
Commercial real estate	$2,385	$2,359
Construction real estate	380	1,108
Residential real estate	1,074	836
Total OREO	$3,839	$4,303

Loans in process of foreclosure:
Residential real estate	$2,746	$2,346

In addition to real estate, Park may also repossess different types of collateral. As of June 30, 2019 and December 31, 2018, Park had $3.8 million and $4.0 million, respectively, in other repossessed assets which are included in "Other Assets" on the Consolidated Condensed Balance Sheets. For both periods presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.39 billion at both December 31, 2018 and June 30, 2019 and $1.38 billion at June 30, 2018. At June 30, 2019, $2.4 million of the sold mortgage loans were sold with recourse, compared to $2.5 million at December 31, 2018 and $2.6 million at June 30, 2018. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2019 and December 31, 2018, management had established reserves of $27,000 and $60,000, respectively, to account for expected losses on loan repurchases.

When Park sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at fair value. Park selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within other service income in the consolidated condensed statements of income.

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,082	$9,969	$10,178	$9,688
Additions	479	448	741	776
Amortization	(425)	(417)	(726)	(769)
Changes in valuation allowance	(32)	77	(89)	382
Carrying amount, net, end of period	$10,104	$10,077	$10,104	$10,077

Valuation allowance:
Beginning of period	$289	$325	$232	$630
Changes in valuation allowance	32	(77)	89	(382)
End of period	$321	$248	$321	$248

Servicing fees included in other service income were $0.9 million for each of the three months ended June 30, 2019 and 2018 and were $1.8 million for each of the six months ended June 30, 2019 and 2018.

Note 13 - Leases

Park is a lessee in several noncancellable operating lease arrangements, primarily for retail branches, administrative and warehouse buildings, ATMs, and certain office equipment within its Ohio, North Carolina, South Carolina, and Kentucky markets. Certain of these leases contain renewal options for periods ranging from one to five years. Park’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments plus, for many of Park’s real estate leases, variable payments such as Park's proportionate share of property taxes, insurance, and common area maintenance.

The Company adopted ASU 2016-02, Leases (ASC 842), using the modified retrospective method as of the date of adoption, January 1, 2019, as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative period financial information for effects of the adoption of the standard or make the new required lease disclosures for periods prior to the effective date. Upon adoption of this accounting guidance on January 1, 2019, Park recorded an initial ROU asset of $11.0 million, a lease liability of $11.8 million, and reclassified an existing deferred rent liability of $0.6 million. The impact to the Company's retained earnings, net of the tax impact, was $143,000.

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

•
The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either Park's option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. If a lease contract contains multiple renewal options, management generally models lease cash flows through the first renewal option period unless the contract contains economic incentives or other conditions that increase the likelihood that additional renewals are reasonably certain to be exercised.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's consolidated condensed balance sheet. The carrying amount of Park's ROU asset and lease liability at June 30, 2019 were $14.8 million and $15.6 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's consolidated condensed statements of income.

Other information related to operating leases for the three and six months ended June 30, 2019 was as follows:

(Dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$826	$1,489
Sublease income	(95)	(188)
Total lease cost	$731	$1,301

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$837	$1,493
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$39	$39
Reductions to ROU assets resulting from reductions to lease obligations	$(717)	$(1,295)

At June 30, 2019, Park's operating leases had a weighted average remaining term of 7.5 years and a weighted average discount rate of 3.1%.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2019
Six months ending December 31, 2019	$1,678
2020	2,822
2021	2,526
2022	2,368
2023	2,256
Thereafter	5,881
Total undiscounted minimum lease payments	$17,531
Present value adjustment	(1,955)
Total lease liabilities	$15,576

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

At June 30, 2019 and December 31, 2018, Park's repurchase agreement borrowings totaled $156 million and $165 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $198 million and $272 million at June 30, 2019 and December 31, 2018, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2019 and December 31, 2018, Park had $867 million and $933 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$155,578	$—	$—	$—	$155,578

	December 31, 2018
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$164,966	$—	$—	$—	$164,966

Note 15 - Derivatives

Park uses certain derivative instruments to meet the needs of its clients while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative instruments utilized by Park follows.

Interest Rate Swaps
Park utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position and as a means to meet the financing, interest rate and other risk management needs of qualifying commercial banking customers. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million as of June 30, 2019 were designated as cash flow hedges of certain FHLB advances. There were no interest rate swaps of FHLB advances as of December 31, 2018.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps that were designated as cash flow hedges of certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $38.0 million as of June 30, 2019. There were no interest rate swaps of commercial loans as of December 31, 2018.

All of the Company's interest rate swaps were determined to be fully effective during the three and six months ended June 30, 2019. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive loss would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2019 follows:

	June 30, 2019
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$37,972
Weighted average pay rates	2.595%	4.622%
Weighted average receive rates	2.588%	4.622%
Weighted average maturity (years)	3.0	10.6
Unrealized losses	$642	$—

Interest income recorded on swap transactions totaled $1,000 and $9,000 for the three-month and six-month periods ended June 30, 2019. No interest income or expense related to swap transactions was recorded during the three-month and six-month periods ended June 30, 2018.

Cash Flow Hedge

The following table presents the net gains (losses), net of income taxes, recorded in accumulated other comprehensive loss and the consolidated condensed statements of income related to the cash flow derivative instruments for the three-month and six-month periods ended June 30, 2019.

	Three Months Ended June 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(301)	$—	$—

	Six Months Ended June 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(507)	$—	$—

The following table reflects the cash flow hedges included in the consolidated condensed balance sheets as of June 30, 2019.

(In thousands)	June 30, 2019
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	25,337	1,722
Matched interest rate swaps with counterparty	12,635	167
Total included in other assets	$37,972	$1,889

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(642)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	12,635	(167)
Matched interest rate swaps with counterparty	25,337	(1,722)
Total included in other liabilities	$62,972	$(2,531)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designed in hedge relationships. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the Condensed Consolidated Statements of Income.

At June 30, 2019 and December 31, 2018, Park had $22.8 million and $5.8 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $361,000 and $87,000 at June 30, 2019 and December 31, 2018, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2019, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 16 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and six-month periods ended June 30, 2019 and 2018:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding loss on cash flow hedge	Unrealized gains and losses on AFS debt securities	Total
Beginning balance at April 1, 2019	$(29,672)	$(206)	$(5,575)	$(35,453)
Other comprehensive (loss) income before reclassifications	—	(301)	8,967	8,666
Amounts reclassified from accumulated other comprehensive loss	—	—	480	480
Net current period other comprehensive (loss) income	—	(301)	9,447	9,146
Ending balance at June 30, 2019	$(29,672)	$(507)	$3,872	$(26,307)

Beginning balance at April 1, 2018	$(26,701)	$—	$(25,940)	$(52,641)
Other comprehensive loss before reclassifications	—	—	(2,368)	(2,368)
Net current period other comprehensive loss	—	—	(2,368)	(2,368)
Ending balance at June 30, 2018	$(26,701)	$—	$(28,308)	$(55,009)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding loss on cash flow hedge	Unrealized gains and losses on AFS debt securities	Total
Beginning balance at January 1, 2019	$(29,672)	$—	$(20,116)	$(49,788)
Other comprehensive (loss) income before reclassifications	—	(507)	23,508	23,001
Amounts reclassified from accumulated other comprehensive loss	—	—	480	480
Net current period other comprehensive (loss) income	—	(507)	23,988	23,481
Ending balance at June 30, 2019	$(29,672)	$(507)	$3,872	$(26,307)

Beginning balance at January 1, 2018, as previously presented	$(23,526)	$—	$(2,928)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	—	(995)	(995)
Beginning balance at January 1, 2018, as adjusted	(23,526)	—	(3,923)	(27,449)
Reclassification of disproportionate income tax effects	(3,175)	—	(631)	(3,806)
Net current period activity
Other comprehensive loss before reclassifications	—	—	(25,778)	(25,778)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,024	2,024
Net current period other comprehensive loss	—	—	(23,754)	(23,754)
Ending balance at June 30, 2018	$(26,701)	$—	$(28,308)	$(55,009)

During the three-month and six-month periods ended June 30, 2019, there was $607,000 ($480,000 net of tax) reclassified out of accumulated other comprehensive loss due to net losses on the sale of AFS debt securities. During the six-month period ended June 30, 2018, there was $2.6 million ($2.0 million net of tax) reclassified out of accumulated other comprehensive loss due to net losses on the sale of AFS debt securities. These losses were recorded within "net loss on the sale of investment securities" on the consolidated condensed statements of income. During the three-month period ended June 30, 2018, there were no reclassifications out of accumulated other comprehensive loss.

Note 17 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per common share data)	2019	2018	2019	2018
Numerator:
Net income	$22,163	$28,241	$47,618	$59,364
Denominator:
Weighted-average common shares outstanding	16,560,545	15,285,532	16,106,043	15,286,932
Effect of dilutive PBRSUs and TBRSUs	82,026	132,075	87,600	137,653
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,642,571	15,417,607	16,193,643	15,424,585
Earnings per common share:
Basic earnings per common share	$1.34	$1.85	$2.96	$3.88
Diluted earnings per common share	$1.33	$1.83	$2.94	$3.85

Park awarded 58,740 and 48,053 PBRSUs to certain employees during the six months ended June 30, 2019 and 2018, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2019 and 2018.

On April 1, 2019, Park issued 1,037,205 common shares to complete its acquisition of Carolina Alliance and granted 15,700 TBRSUs to Carolina Alliance Division employees. These common shares are included in average common shares outstanding beginning on that date.

Park repurchased 250,000 and 336,650 common shares during the three and six months ended June 30, 2019, respectively, to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. Park repurchased 50,000 common shares to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) during both the three and six months ended June 30, 2018.

Note 18 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segments for the Corporation are its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio) and Guardian Financial Services Company. "All Other", which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC, is shown to reconcile the segment totals to the consolidated condensed statements of income.

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

	Operating Results for the three months ended June 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$74,893	$1,217	$(259)	$75,851
Provision for (recovery of) loan losses	1,803	170	(54)	1,919
Other income	22,674	51	83	22,808
Other expense	60,014	891	9,287	70,192
Income (loss) before income taxes	$35,750	$207	$(9,409)	$26,548
Income tax expense (benefit)	6,368	44	(2,027)	4,385
Net income (loss)	$29,382	$163	$(7,382)	$22,163

Assets (as of June 30, 2019)	$8,607,583	$29,222	$20,648	$8,657,453

	Operating Results for the three months ended June 30, 2018
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$62,683	$1,261	$798	$64,742
Provision for (recovery of) loan losses	1,623	87	(324)	1,386
Other income	22,070	42	1,130	23,242
Other expense	48,169	842	3,523	52,534
Income (loss) before income taxes	$34,961	$374	$(1,271)	$34,064
Income tax expense (benefit)	6,164	79	(420)	5,823
Net income (loss)	$28,797	$295	$(851)	$28,241

Assets (as of June 30, 2018)	$7,404,498	$29,232	$28,426	$7,462,156

	Operating Results for the six months ended June 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$141,175	$2,542	$(90)	$143,627
Provision for (recovery of) loan losses	4,243	315	(141)	4,417
Other income	43,382	83	1,368	44,833
Other expense	111,988	1,736	13,295	127,019
Income (loss) before income taxes	$68,326	$574	$(11,876)	$57,024
Income tax expense (benefit)	12,252	124	(2,970)	9,406
Net income (loss)	$56,074	$450	$(8,906)	$47,618

	Operating Results for the six months ended June 30, 2018
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$124,124	$2,566	$2,902	$129,592
Provision for (recovery of) loan losses	1,556	590	(500)	1,646
Other income	41,985	72	8,088	50,145
Other expense	97,170	1,602	8,070	106,842
Income before income taxes	$67,383	$446	$3,420	$71,249
Income tax expense (benefit)	11,841	94	(50)	11,885
Net income	$55,542	$352	$3,470	$59,364

The operating results in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2019 and 2018. The reconciling amounts for consolidated total assets for the periods ended June 30, 2019 and 2018 consisted of the elimination of intersegment borrowings and the assets of the Parent Company and SEPH which were not eliminated.

Note 19 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of June 30, 2019, there were 61,317 common shares subject to PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2019, 615,333 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of nonqualified stock options, SARs, Restricted Stock,

Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2019, 127,200 common shares were available for future grants under the 2017 Non-Employee Director LTIP.

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

During the three months ended June 30, 2019, the Compensation Committee of the Board of Directors of Park granted awards of TBRSUs, under the 2017 Employees LTIP, covering an aggregate of 15,700 shares to Carolina Alliance Bank Division employees. During the six months ended June 30, 2019, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 common shares to certain employees of Park and its subsidiaries, in addition to the awards granted to Carolina Alliance Bank Division employees. There were no awards granted during the three months ended June 30, 2018. During the six months ended June 30, 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 48,053 common shares to certain employees of Park and its subsidiaries. Additionally, on July 1, 2018, Park granted 13,637 TBRSUs to NewDominion Bank Division employees. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the six months ended June 30, 2019 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2019	152,631
Granted	74,440
Vested	(27,719)
Forfeited	—
Adjustment for performance conditions of PBRSUs (1)	(3,368)
Nonvested at June 30, 2019 (2)	195,984

(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of June 30, 2019, 177,127 PBRSUs and TBRSUs are expected to vest.

On March 31, 2019, an aggregate of 27,719 of the PBRSUs granted in 2015 and 2016 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 8,736 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 18,983 common shares being issued to employees of Park. On March 31, 2018, 18,800 of the PBRSUs granted in 2014 and 2015 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 5,879 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 12,921 common shares being issued to employees of Park.

Share-based compensation expense of $1.2 million and $0.9 million was recognized for the three-month periods ended June 30, 2019 and 2018, respectively, and $2.5 million and $2.0 million was recognized for the six-month periods ended June 30, 2019 and 2018, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding as of June 30, 2019:

(In thousands)
Six months ending December 31, 2019	$2,590
2020	4,071
2021	2,402
2022	1,043
2023	164
Total	$10,270

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or six-month periods ended June 30, 2019 and 2018.

The following table shows the components of net periodic pension benefit expense (income):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2019	2018	2019	2018
Service cost	$1,468	$1,637	$2,936	$3,274	Employee benefits
Interest cost	1,373	1,309	2,746	2,618	Other components of net periodic pension benefit income
Expected return on plan assets	(3,026)	(3,354)	(6,052)	(6,708)	Other components of net periodic pension benefit income
Recognized net actuarial loss	470	340	940	680	Other components of net periodic pension benefit income
Net periodic pension benefit expense (income)	$285	$(68)	$570	$(136)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2019	2018	2019	2018
Service cost	$201	$244	$402	$478	Employee benefits
Interest cost	165	44	330	161	Miscellaneous expense
Total SERP expense	$366	$288	$732	$639

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2019
Assets
Investment securities:
Obligations of U.S. Treasury and Other U.S. Government sponsored entities	$—	$3,480	$—	$3,480
Obligations of states and political subdivisions	—	16,250		16,250
U.S. Government sponsored entities’ asset-backed securities	—	952,784	—	952,784
Other debt securities	—	6,311	—	6,311
Equity securities	1,399	—	433	1,832
Mortgage loans held for sale	—	13,033	—	13,033
Mortgage IRLCs	—	361	—	361

Liabilities
Fair value swap	$—	$—	$226	$226
Interest rate swap	—	642	—	642

Fair Value Measurements at December 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$1,003,421	$—	$1,003,421
Equity securities	1,225	—	424	1,649
Mortgage loans held for sale	—	4,158	—	4,158
Mortgage IRLCs	—	87	—	87

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during any of the three-month or six-month periods ended June 30, 2019 or 2018. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

Mortgage Interest Rate Lock Commitments: Mortgage IRLCs are based on current secondary market pricing and are classified as Level 2.

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using security prices for similar product types and, therefore, are classified in Level 2.

Interest rate swap:  The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2).

The table below presents a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended June 30, 2019 and 2018, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2019 and 2018

(In thousands)	Equity Securities	Fair value swap
Balance at April 1, 2019	$433	$(226)
Total gains/(losses)
Included in other income	—	—
Balance at June 30, 2019	$433	$(226)

Balance at April 1, 2018	$420	$(226)
Total gains/(losses)
Included in other income	—	—
Balance at June 30, 2018	$420	$(226)

Level 3 Fair Value Measurements
Six months ended June 30, 2019 and 2018

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2019	$424	$(226)
Total gains/(losses)
Included in other income	9	—
Balance at June 30, 2019	$433	$(226)

Balance at January 1, 2018	$417	$(226)
Total gains/(losses)
Included in other income	3	—
Balance at June 30, 2018	$420	$(226)

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

Other Real Estate Owned: Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of June 30, 2019 and December 31, 2018, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of June 30, 2019, there were $0.5 million PCI loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at June 30, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,984	$1,984
Construction real estate	—	—	2,089	2,089
Residential real estate	—	—	139	139
Total impaired loans recorded at fair value	$—	$—	$4,212	$4,212

Mortgage servicing rights	$—	$6,292	$—	$6,292

OREO:
Commercial real estate	—	—	2,385	2,385
Residential real estate	—	—	892	892
Total OREO recorded at fair value	$—	$—	$3,277	$3,277

Other repossessed assets	$—	$—	$3,496	$3,496

Fair Value Measurements at December 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$4,059	$4,059
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	705	705
Total impaired loans recorded at fair value	$—	$—	$6,399	$6,399

Mortgage servicing rights	$—	$1,169	$—	$1,169

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	729	729
Residential real estate	—	—	650	650
Total OREO recorded at fair value	$—	$—	$3,674	$3,674

Other repossessed assets	$—	$—	$3,464	$3,464

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

	June 30, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$4,283	$3,158	$71	$4,212
Remaining impaired loans	45,972	2,955	2,308	43,664
Total impaired loans	$50,255	$6,113	$2,379	$47,876

	December 31, 2018
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,503	$3,630	$104	$6,399
Remaining impaired loans	41,641	7,616	2,169	39,472
Total impaired loans	$48,144	$11,246	$2,273	$45,871

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended June 30, 2019 and 2018 was $6,000 and $0.2 million, respectively. The expense from credit adjustments related to impaired loans carried at fair value during the six months ended June 30, 2019 and 2018 was $39,000 and $0.3 million, respectively.

MSRs totaled $10.1 million at June 30, 2019. Of this $10.1 million MSR carrying balance, $6.3 million was recorded at fair value and included a valuation allowance of $0.3 million. The remaining $3.8 million was recorded at cost, as the fair value of the MSRs exceeded cost at June 30, 2019. At December 31, 2018, MSRs totaled $10.2 million. Of this $10.2 million MSR carrying balance, $1.2 million was recorded at fair value and included a valuation allowance of $0.2 million. The remaining $9.0 million was recorded at cost, as the fair value exceeded cost at December 31, 2018. The expense (income) related to MSRs carried at fair value during the three months ended June 30, 2019 and 2018 was $32,000 and $(77,000), respectively. The expense (income) related to MSRs carried at fair value during the six months ended June 30, 2019 and 2018 was $89,000 and $(382,000), respectively.

 Total OREO held by Park at June 30, 2019 and December 31, 2018 was $3.8 million and $4.3 million, respectively. At both June 30, 2019 and December 31, 2018, approximately 85% of OREO held by Park was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At June 30, 2019 and December 31, 2018, OREO held at fair value, less estimated selling costs, amounted to $3.3 million and $3.7 million, respectively. The net expense related to OREO fair value adjustments was $55,000 and $114,000 for the three-month periods ended June 30, 2019 and 2018, respectively. The net expense related to OREO fair value adjustments was $82,000 and $321,000 for the six-month periods ended June 30, 2019 and 2018, respectively.

Other repossessed assets totaled $3.8 million at June 30, 2019, of which $3.5 million was recorded at fair value. Other repossessed assets totaled $4.0 million at December 31, 2018, of which $3.5 million was recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets for any of the three-month periods and six-month periods ended June 30, 2019 and 2018.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$1,984	Sales comparison approach	Adj to comparables	0.0% - 107.5% (28.1%)
		Cost approach	Accumulated depreciation	93.1% (93.1%)

Construction real estate	$2,089	Sales comparison approach	Adj to comparables	0.1% - 72.4% (38.5%)

Residential real estate	$139	Sales comparison approach	Adj to comparables	0.0% - 53.5% (14.6%)

Other real estate owned:
Commercial real estate	$2,385	Sales comparison approach	Adj to comparables	0.9% - 68.4% (31.1%)
		Income approach	Capitalization rate	10.0 - 13.0% (12.8%)

Residential real estate	$892	Sales comparison approach	Adj to comparables	0.6% - 54.6% (31.8%)

Balance at December 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$4,059	Sales comparison approach	Adj to comparables	0.0% - 107.5% (31.1%)
		Income approach	Capitalization rate	9.5% - 10.8% (10.6%)
		Cost approach	Accumulated depreciation	4.2% - 90.1% (11.0%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	5.0% - 90.0% (26.1%)

Residential real estate	$705	Sales comparison approach	Adj to comparables	0.0% - 40.0% (13.2%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$729	Sales comparison approach	Adj to comparables	0.0% - 45.0% (21.7%)

Residential real estate	$650	Sales comparison approach	Adj to comparables	30.4% - 54.6% (42.5%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the net asset value practical expedient in accordance with ASC 820.

As of June 30, 2019 and December 31, 2018, Park had Partnership Investments with a NAV of $12.4 million and $11.0 million, respectively. As of June 30, 2019 and December 31, 2018, Park had $4.3 million and $6.1 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2019 and 2018, Park had recognized income of $0.2 million and $1.0 million, respectively, related to these Partnership Investments. For the six-month periods ended June 30, 2019 and 2018, Park had recognized income of $1.8 million and $0.8 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$259,505	$259,505	$—	$—	$259,505
Investment securities (1)	1,329,200	—	1,343,385	—	1,343,385
Other investment securities (2)	1,832	1,399	—	433	1,832

Loans held for sale	13,033	—	13,033	—	13,033
Mortgage IRLCs	361	—	361	—	361
Impaired loans carried at fair value	4,212	—	—	4,212	4,212
Other loans, net	6,305,128	—	—	6,294,891	6,294,891
Loans receivable, net	$6,322,734	$—	$13,394	$6,299,103	$6,312,497

Financial liabilities:
Time deposits	1,131,310	—	1,133,461	—	1,133,461
Other	3,996	3,996	—	—	3,996
Deposits (excluding demand deposits)	$1,135,306	$3,996	$1,133,461	$—	$1,137,457

Short-term borrowings	$180,578	$—	$180,578	$—	$180,578
Long-term debt	400,000	—	407,248	—	407,248
Subordinated notes	15,000	—	13,566	—	13,566

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
Interest rate swap	642	—	642	—	642
(1) Includes AFS debt securities and HTM debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2018
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$167,214	$167,214	$—	$—	$167,214
Investment securities (1)	1,355,229	—	1,354,843	—	1,354,843
Other investment securities (2)	1,649	1,225	—	424	1,649

Loans held for sale	4,158	—	4,158	—	4,158
Mortgage IRLCs	87	—	87	—	87
Impaired loans carried at fair value	6,399	—	—	6,399	6,399
Other loans, net	5,629,976	—	—	5,570,136	5,570,136
Loans receivable, net	$5,640,620	$—	$4,245	$5,576,535	$5,580,780

Financial liabilities:
Time deposits	$1,043,177	$—	$1,044,620	—	$1,044,620
Other	1,267	1,267	—	—	1,267
Total deposits (excluding demand deposits)	$1,044,444	$1,267	$1,044,620	$—	$1,045,887

Short-term borrowings	$221,966	$—	$221,966	$—	$221,966
Long-term debt	400,000	—	400,203	—	400,203
Subordinated notes	15,000	—	12,959	—	12,959

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Includes AFS debt securities and HTM debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 22 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and six-month periods ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,305	$—	$—	$2,305
Employee benefit and retirement-related accounts	1,762	—	—	1,762
Investment management and investment advisory agency accounts	2,493	—	—	2,493
Other	375	—	—	375
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,714	—	—	1,714
Demand deposit account (DDA) charges	772	—	—	772
Other	169	—	—	169
Other service income (1)
Credit card	602	1	—	603
HELOC	116	—	(1)	115
Installment	67	—	9	76
Real estate	2,907	—	(9)	2,898
Commercial	347	—	1	348
Debit card fee income	5,227	—	—	5,227
Bank owned life insurance income (2)	1,197	—	89	1,286
ATM fees	460	—	—	460
OREO valuation adjustments (2)	(55)	—	—	(55)
Loss on sale of OREO, net	(19)	—	(140)	(159)
Net loss on sale of investment securities (2)	(607)	—	—	(607)
Gain on equity securities, net (2)	143	—	89	232
Other components of net periodic pension benefit income (2)	1,146	14	23	1,183
Miscellaneous (3)	1,553	36	22	1,611
Total other income	$22,674	$51	$83	$22,808
(1) Of the $4.0 million of aggregate revenue included within "Other service income", approximately $1.6 million is within the scope of ASC 606, with the remaining $2.4 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.6 million, all of which are within scope of ASC 606.

	Three Months Ended June 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,263	$—	$—	$2,263
Employee benefit and retirement-related accounts	1,657	—	—	1,657
Investment management and investment advisory agency accounts	2,339	—	—	2,339
Other	407	—	—	407
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,848	—	—	1,848
Demand deposit account (DDA) charges	813	—	—	813
Other	165	—	—	165
Other service income (1)
Credit card	556	7	—	563
HELOC	118	—	—	118
Installment	73	—	—	73
Real estate	2,357	—	—	2,357
Commercial	314	—	47	361
Debit card fee income	4,382	—	—	4,382
Bank owned life insurance income (2)	940	—	91	1,031
ATM fees	510	—	—	510
OREO valuation adjustments (2)	(71)	—	(43)	(114)
Gain on sale of OREO, net	(179)	—	32	(147)
Net loss on the sale of investment securities (2)	—	—	—	—
Gain on equity securities, net (2)	380	—	968	1,348
Other components of net periodic pension benefit income (2)	1,652	19	34	1,705
Miscellaneous (3)	1,546	16	1	1,563
Total other income	$22,070	$42	$1,130	$23,242
(1) Of the $3.5 million of aggregate revenue included within "Other service income", approximately $1.2 million is within the scope of ASC 606, with the remaining $2.3 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.6 million, all of which are within scope of ASC 606.

	Six Months Ended June 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$4,606	$—	$—	$4,606
Employee benefit and retirement-related accounts	3,432	—	—	3,432
Investment management and investment advisory agency accounts	4,874	—	—	4,874
Other	746	—	—	746
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,330	—	—	3,330
Demand deposit account (DDA) charges	1,552	—	—	1,552
Other	332	—	—	332
Other service income (1)
Credit card	1,199	4	—	1,203
HELOC	211	—	3	214
Installment	141	—	5	146
Real estate	4,664	—	(9)	4,655
Commercial	639	—	1	640
Debit card fee income	9,596	—	—	9,596
Bank owned life insurance income (2)	2,095	—	197	2,292
ATM fees	900	—	—	900
OREO valuation adjustments (2)	(82)	—	—	(82)
Loss on sale of OREO, net	(31)	—	(140)	(171)
Net loss on sale of investment securities (2)	(607)	—	—	(607)
Gain on equity securities, net (2)	732	—	1,242	1,974
Other components of net periodic pension benefit income (2)	2,293	27	46	2,366
Miscellaneous (3)	2,760	52	23	2,835
Total other income	$43,382	$83	$1,368	$44,833
(1) Of the $6.9 million of aggregate revenue included within "Other service income", approximately $2.8 million is within the scope of ASC 606, with the remaining $4.1 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.8 million, all of which are within scope of ASC 606.

	Six Months Ended June 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$4,389	$—	$—	$4,389
Employee benefit and retirement-related accounts	3,300	—	—	3,300
Investment management and investment advisory agency accounts	4,583	—	—	4,583
Other	789	—	—	789
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,682	—	—	3,682
Demand deposit account (DDA) charges	1,739	—	—	1,739
Other	327	—	—	327
Other service income (1)
Credit card	1,060	14	—	1,074
HELOC	217	—	—	217
Installment	137	—	—	137
Real estate	4,603	—	—	4,603
Commercial	556	—	1,057	1,613
Debit card fee income	8,384	—	—	8,384
Bank owned life insurance income (2)	1,862	—	178	2,040
ATM fees	1,034	—	—	1,034
OREO valuation adjustments (2)	(101)	—	(220)	(321)
Gain on sale of OREO, net	1,406	—	2,768	4,174
Net loss on sale of investment securities (2)	(2,271)	—	—	(2,271)
Gain on equity securities, net (2)	292	—	4,252	4,544
Other components of net periodic pension benefit income (2)	3,304	38	68	3,410
Miscellaneous (3)	2,693	20	(15)	2,698
Total other income	$41,985	$72	$8,088	$50,145
(1) Of the $7.6 million of aggregate revenue included within "Other service income", approximately $3.2 million is within the scope of ASC 606, with the remaining $4.4 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.7 million, all of which are within the scope of ASC 606.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans; changes in interest rates and prices may adversely impact prepayment penalty income, mortgage banking income, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to tax reform legislation, changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational, asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business; disruption in the liquidity and other functioning of U.S. financial markets; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, customer acquisition and retention pressures, changes to third-party relationships and revenues, changes in the manner of providing services, and our ability to attract, develop and retain qualified banking professionals; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, and the Basel III regulatory capital reforms; the effects of easing restrictions on participants in the financial services industry; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the new current expected credit loss rule issued by the FASB in June 2016, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and HTM securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred, which may adversely affect Park's reported financial condition or results of operations; Park's assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results; changes in law and policy accompanying the current presidential administration and uncertainty or speculation pending the enactment of such changes; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; the existence or exacerbation of general geopolitical instability and uncertainty; the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations), monetary and other fiscal policies (including the impact of money supply and interest rate policies to the Federal Reserve Board) and other governmental policies of the U.S. federal government; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government - backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries; continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically; the effect of healthcare laws in the U.S. and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; Park's ability to integrate recent acquisitions (including CABF) as well as any future acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected; risk and uncertainties associated with Park's entry into new geographic markets with its recent acquisitions; expected revenue synergies and cost savings from the merger of Park and CABF may not be fully realized or realized within the expected time frame; revenues following the merger of Park and CABF may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger of Park and CABF; Park issued equity securities in the merger transactions with NewDominion Bank and CABF and may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Park's current shareholders; the discontinuation of LIBOR and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Non-GAAP Financial Measures

Item 2 of this Form 10-Q contains non-GAAP (generally accepted accounting principles) financial measures where management believes it to be helpful in understanding Park’s results of operations or financial position. Where non-GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found herein.

Items Impacting Comparability of Period Results
From time-to-time, revenue, expenses and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results result from merger and acquisition activities and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from managements decisions associated with significant corporate actions outside of the ordinary course of business.

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for credit losses (aside from former Vision Bank loan relationships) and asset valuation writedowns, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

Management believes the disclosure of items impacting comparability of period results provide a better understanding of our performance and trends to ascertain which of such items, if any, to include or exclude from an analysis of our performance; i.e., within the context of determining how that performance differed from expectations, as well as how, if at all, to adjust estimates of future performance taking such items into account.

Items impacting comparability of the results of particular periods are not intended to be a complete list of items that may materially impact current or future period performance.

FTE (fully taxable equivalent) Ratios
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. In the tables below, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

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

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. Refer to the “Credit Metrics and Provision for Loan Losses” section within this MD&A for additional discussion.

Other real estate owned, property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized within other income on the date of sale.

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

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill, as of June 30, 2019, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, The Park National Bank to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2019, with financial data as of March 31, 2019, and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2019 and 2018

Summary Discussion of Results

Net income for the three months ended June 30, 2019 was $22.2 million, compared to $28.2 million for the second quarter of 2018. Diluted earnings per common share were $1.33 for the second quarter of 2019, compared to $1.83 for the second quarter of 2018. Weighted average diluted common shares outstanding were 16,642,571 for the second quarter of 2019, compared to 15,417,607 weighted average diluted common shares outstanding for the second quarter of 2018.

Net income for the six months ended June 30, 2019 was $47.6 million, compared to $59.4 million for the first half of 2018. Diluted earnings per common share were $2.94 for the first half of 2019, compared to $3.85 for the first half of 2018. Weighted average diluted common shares outstanding were 16,193,643 for the first half of 2019, compared to 15,424,585 weighted average diluted common shares outstanding for the first half of 2018.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2019, for the first half of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017. Park's segments include The Park National Bank, Guardian Financial Services Company and "All Other" which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC. SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

Net income (loss) by segment
(In thousands)	Q2 2019	Q1 2019	Six months YTD 2019	Six months YTD 2018	2018	2017
PNB	$29,382	$26,692	$56,074	$55,542	$109,472	$87,315
GFSC	163	287	450	352	521	260
All Other	(7,382)	(1,524)	(8,906)	3,470	394	(3,333)
Total Park	$22,163	$25,455	$47,618	$59,364	$110,387	$84,242

Net income for the six months ended June 30, 2019 of $47.6 million represented a $11.7 million, or 19.8%, decrease compared to $59.4 million for the six months ended June 30, 2018. Net income for both the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018 included several items of income and expense that impact comparability of period results. These items are detailed in the "Items Impacting Comparability" section.

The discussion below provides additional information regarding the two segments that make up Park's ongoing operations, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2019, for the first half of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q2 2019	Q1 2019	Six months YTD 2019	Six months YTD 2018	2018	2017
Net interest income	$74,893	$66,282	$141,175	$124,124	$258,547	$235,243
Provision for loan losses	1,803	2,440	4,243	1,556	7,569	9,898
Other income	22,674	20,708	43,382	41,985	88,981	82,742
Other expense	60,014	51,974	111,988	97,170	206,843	185,891
Income before income taxes	$35,750	$32,576	$68,326	$67,383	$133,116	$122,196
Income tax expense	6,368	5,884	12,252	11,841	23,644	34,881
Net income	$29,382	$26,692	$56,074	$55,542	$109,472	$87,315

Net interest income of $141.2 million for the six months ended June 30, 2019 represented a $17.1 million, or 13.7%, increase compared to $124.1 million for the six months ended June 30, 2018. The increase was a result of a $28.2 million increase in interest income, offset by a $11.1 million increase in interest expense.
The $28.2 million increase in interest income was due to a $28.1 million increase in interest income on loans, along with a $105,000 increase in interest income on investments. The increase in interest income on loans was partially the result of a $717.6 million increase in average loans from $5.27 billion for the six months ended June 30, 2018, to $5.99 billion for the six months ended June 30, 2019. Additionally, the yield on loans increased by 38 basis points to 5.12% for the six months ended June 30, 2019, compared to 4.74% for the six months ended June 30, 2018. Interest income was also impacted by the acquisition of NewDominion Bank ("NewDominion") on July 1, 2018 and the acquisition of CAB Financial Corporation, the parent of Carolina Alliance Bank on April 1, 2019. The NewDominion and Carolina Alliance Bank Divisions contributed an aggregate of $16.1 million to interest income at PNB during the six months ended June 30, 2019.
The $11.1 million increase in interest expense was primarily due to a $11.2 million increase in interest expense on deposits. The increase in interest expense on deposits was partially the result of a $425.4 million increase in average interest-earning deposits from $4.37 billion for the six months ended June 30, 2018, to $4.80 billion for the six months ended June 30, 2019. Additionally, the cost of deposits increased by 42 basis points from 0.59% for the six months ended June 30, 2018 to 1.01% for the six months ended June 30, 2019. Interest expense was also impacted by the acquisition of NewDominion on July 1, 2018 and the acquisition of Carolina Alliance on April 1, 2019. The NewDominion and Carolina Alliance Bank Divisions contributed an aggregate of $1.9 million to interest expense at PNB during the six months ended June 30, 2019.
The provision for loan losses of $4.2 million for the six months ended June 30, 2019 represented an increase of $2.7 million, compared to $1.6 million for the six months ended June 30, 2018. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $43.4 million for the six months ended June 30, 2019 represented an increase of $1.4 million, or 3.3%, compared to $42.0 million for the six months ended June 30, 2018. The $1.4 million increase was primarily related to a $1.2 million increase in debit card fee income, a $597,000 increase in fiduciary income, a $449,000 increase in operating lease income, a $433,000 increase in income related to partnership investments which is included in gain on equity securities, net, and a decrease of $1.7 million in net losses on the sale of securities, offset by a $1.4 million decrease in net gains on sale of OREO, a $1.0 million decrease in other components of net periodic benefit income, and a $534,000 decrease in service charges on deposit accounts. Other income was also impacted by the acquisition of NewDominion on July 1, 2018 and the acquisition of Carolina Alliance on April 1, 2019. The NewDominion and Carolina Alliance Bank Divisions contributed an aggregate of $1.7 million to other income at PNB during the six months ended June 30, 2019.

Other expense of $112.0 million for the six months ended June 30, 2019 represented an increase of $14.8 million, or 15.2%, compared to $97.2 million for the six months ended June 30, 2018. The $14.8 million increase was related to a $5.6 million increase in salary expense, a $2.9 million increase in employee benefits expense, primarily related to increased group insurance costs, payroll taxes and an increase in the company match in Park's defined contribution plan, a $1.3 million increase in data processing expense, a $1.4 million increase in professional fees and services expense, a $991,000 increase in core deposit intangible amortization expense, a $718,000 increase in occupancy expense, a $446,000 increase in operating lease depreciation, a $393,000 increase in equipment expense, and a $312,000 increase in other non loan related losses. Other expense was also impacted by the acquisition of NewDominion on July 1, 2018 and the acquisition of Carolina Alliance on April 1, 2019. The NewDominion and Carolina Alliance Bank Divisions added $4.5 million and $5.9 million, respectively, to other expense at PNB during the six months ended June 30, 2019. Cost savings related to the Carolina Alliance acquisition are expected to be fully realized following the fourth quarter of 2019 conversion of Carolina Alliance's core banking system.
The table below provides certain balance sheet information and financial ratios for PNB as of or for the six months ended June 30, 2019 and 2018, the three months ended March 31, 2019 and the year ended December 31, 2018.

(In thousands)	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018	% change from 03/31/19	% change from 12/31/18	% change from 6/30/18
Loans	$6,355,251	$5,719,373	$5,671,173	$5,305,560	11.12%	12.06%	19.78%
Allowance for loan losses	51,760	51,064	49,067	47,110	1.36%	5.49%	9.87%
Net loans	6,303,491	5,668,309	5,622,106	5,258,450	11.21%	12.12%	19.87%
Investment securities	1,387,731	1,390,627	1,418,938	1,512,641	(0.21)%	(2.20)%	(8.26)%
Total assets	8,607,583	7,801,148	7,753,848	7,404,498	10.34%	11.01%	16.25%
Total deposits	7,095,772	6,418,471	6,334,796	6,126,119	10.55%	12.01%	15.83%
Average assets (1)	8,157,472	7,783,150	7,573,713	7,396,316	4.81%	7.71%	10.29%
Efficiency ratio (2)	60.19%	59.25%	59.03%	58.01%	1.59%	1.97%	3.76%
Return on average assets (3)	1.39%	1.39%	1.45%	1.51%	—%	(4.14)%	(7.95)%
(1) Average assets for the six months ended June 30, 2019 and 2018, the three months ended March 31, 2019 and for the year ended December 31, 2018.
(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively, $734,000 for the three months ended March 31, 2019, and $2.9 million for the year ended December 31, 2018.
(3) Annualized for the six months ended June 30, 2019 and 2018 and the three months ended March 31, 2019.

Loans outstanding at June 30, 2019 were $6.36 billion, compared to $5.72 billion at March 31, 2019, an increase of $635.9 million, or 11.1% (44.6% annualized). Excluding $576.0 million of loans at the Carolina Alliance Bank Division, loans outstanding at June 30, 2019 were $5.78 billion, compared to $5.72 billion at March 31, 2019, an increase of $59.8 million, or 1.0% (4.2% annualized). The table below breaks out the change in loans outstanding, excluding the Carolina Alliance Bank Division, by loan type.

PNB less Carolina Alliance Bank Division
(In thousands)	June 30, 2019	March 31, 2019	change	% change	% change annualized
Home equity	$201,751	$208,452	$(6,701)	(3.2)%	(12.9)%
Installment	1,343,806	1,288,904	54,902	4.3%	17.1%
Real estate	1,213,681	1,201,999	11,682	1.0%	3.9%
Commercial	3,014,884	3,015,008	(124)	—%	—%
Other	5,091	5,010	81	1.6%	6.5%
Total loans	$5,779,213	$5,719,373	$59,840	1.0%	4.2%

Loans outstanding at June 30, 2019 were $6.36 billion, compared to $5.67 billion at December 31, 2018, an increase of $684.1 million, or 12.1% (24.3% annualized). Excluding $576.0 million of loans at the Carolina Alliance Bank Division, loans outstanding at June 30, 2019 were $5.78 billion, compared to $5.67 billion at December 31, 2018, an increase of $108.0 million, or 1.9% (3.8% annualized). The table below breaks out the change in loans outstanding, excluding the Carolina Alliance Bank Division, by loan type.

PNB less Carolina Alliance Bank Division
(In thousands)	June 30, 2019	December 31, 2018	change	% change	% change annualized
Home equity	$201,751	$215,426	$(13,675)	(6.3)%	(12.8)%
Installment	1,343,806	1,279,831	63,975	5.0%	10.1%
Real estate	1,213,681	1,207,160	6,521	0.5%	1.1%
Commercial	3,014,884	2,963,339	51,545	1.7%	3.5%
Other	5,091	5,417	(326)	(6.0)%	(12.1)%
Total loans	$5,779,213	$5,671,173	$108,040	1.9%	3.8%

Loans outstanding at June 30, 2019 were $6.36 billion, compared to $5.31 billion at June 30, 2018, an increase of $1,049.7 million, or 19.8%. Excluding $866.2 million of loans outstanding at the NewDominion Bank Division and the Carolina Alliance Bank Division, collectively, loans outstanding at June 30, 2019 were $5.49 billion, compared to $5.31 billion at June 30, 2018, an increase of $183.5 million, or 3.5%. The table below breaks out the change in loans outstanding, excluding the NewDominion Bank Division and the Carolina Alliance Bank Division, by loan type.

PNB less Carolina Alliance and NewDominion Bank Divisions
(In thousands)	June 30, 2019	June 30, 2018	change	% change
Home equity	$173,222	$188,797	$(15,575)	(8.2)%
Installment	1,343,295	1,271,795	71,500	5.6%
Real estate	1,151,596	1,149,813	1,783	0.2%
Commercial	2,815,884	2,691,118	124,766	4.6%
Other	5,091	4,037	1,054	26.1%
Total loans	$5,489,088	$5,305,560	$183,528	3.5%

PNB's allowance for loan losses increased by $2.7 million, or 5.5%, to $51.8 million at June 30, 2019, compared to $49.1 million at December 31, 2018. Net charge offs were $1.6 million, or 0.05% of total average loans (annualized), for the six months ended June 30, 2019 and were $6.1 million, or 0.11% of total average loans, for the twelve months ended December 31, 2018. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at June 30, 2019 were $7.10 billion, compared to $6.42 billion at March 31, 2019, an increase of $677.3 million, or 10.6% (42.3% annualized). Excluding $609.1 million of total deposits at the Carolina Alliance Bank Division, total deposits at June 30, 2019 were $6.49 billion, compared to $6.42 billion at March 31, 2019, an increase of $68.2 million, or 1.1% (4.3% annualized). The table below breaks out the change in deposit balances, excluding the Carolina Alliance Bank Division, by deposit type.

PNB less Carolina Alliance Bank Division
(In thousands)	June 30, 2019	March 31, 2019	change	% change	% change annualized
Non-interest bearing deposits	$1,837,834	$1,864,932	$(27,098)	(1.5)%	(5.8)%
Transaction accounts	1,417,279	1,418,759	(1,480)	(0.1)%	(0.4)%
Savings	2,234,451	2,151,797	82,654	3.8%	15.4%
Certificates of deposits	997,072	982,983	14,089	1.4%	5.7%
Total deposits	$6,486,636	$6,418,471	$68,165	1.1%	4.3%

Total deposits at June 30, 2019 were $7.10 billion, compared to $6.33 billion at December 31, 2018, an increase of $761.0 million, or 12.0% (24.2% annualized). Excluding $609.1 million of total deposits at the Carolina Alliance Bank Division, total deposits at June 30, 2019 were $6.49 billion, compared to $6.33 billion at December 31, 2018, an increase of $151.8 million, or 2.4% (4.8% annualized). The table below breaks out the change in deposit balances, excluding the Carolina Alliance Bank Division, by deposit type.

PNB less Carolina Alliance Bank Division
(In thousands)	June 30, 2019	December 31, 2018	change	% change	% change annualized
Non-interest bearing deposits	$1,837,834	$1,882,979	$(45,145)	(2.4)%	(4.8)%
Transaction accounts	1,417,279	1,364,743	52,536	3.8%	7.8%
Savings	2,234,451	2,043,897	190,554	9.3%	18.8%
Certificates of deposits	997,072	1,043,177	(46,105)	(4.4)%	(8.9)%
Total deposits	$6,486,636	$6,334,796	$151,840	2.4%	4.8%

Total deposits at June 30, 2019 were $7.10 billion, compared to $6.13 billion at June 30, 2018, an increase of $969.7 million, or 15.8%. Excluding $812.5 million of total deposits at the NewDominion Bank Division and the Carolina Alliance Bank Division, collectively, total deposits at June 30, 2019 were $6.28 billion, compared to $6.13 billion at June 30, 2018, an increase of $157.2 million, or 2.6%. The table below breaks out the change in deposit balances, excluding the NewDominion Bank Division and the Carolina Alliance Bank Divisions, by deposit type.

PNB less Carolina Alliance and NewDominion Bank Divisions
(In thousands)	June 30, 2019	June 30, 2018	change	% change
Non-interest bearing deposits	$1,751,928	$1,705,549	$46,379	2.7%
Transaction accounts	1,338,130	1,330,809	7,321	0.6%
Savings	2,232,466	2,062,841	169,625	8.2%
Certificates of deposits	960,787	1,026,920	(66,133)	(6.4)%
Total deposits	$6,283,311	$6,126,119	$157,192	2.6%

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first and second quarters of 2019, for the first half of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q2 2019	Q1 2019	Six months YTD 2019	Six months YTD 2018	2018	2017
Net interest income	$1,217	$1,325	$2,542	$2,566	$5,048	$5,839
Provision for loan losses	170	145	315	590	1,328	1,917
Other income	51	32	83	72	187	103
Other expense	891	845	1,736	1,602	3,245	3,099
Income before income taxes	$207	$367	$574	$446	$662	$926
Income tax expense	44	80	124	94	141	666
Net income	$163	$287	$450	$352	$521	$260

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018.

(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018	% change from 12/31/18	% change from 6/30/18
Loans	$29,981	$32,664	$30,612	(8.21)%	(2.06)%
Allowance for loan losses	2,243	2,445	2,342	(8.26)%	(4.23)%
Net loans	27,738	30,219	28,270	(8.21)%	(1.88)%
Total assets	29,222	31,388	29,232	(6.90)%	(0.03)%
Average assets (1)	30,279	29,741	30,656	1.81%	(1.23)%
Return on average assets (2)	3.00%	1.75%	2.32%	71.43%	29.31%
(1) Average assets for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018.
(2) Annualized for the six months ended June 30, 2019 and 2018.

All Other

The table below reflects All Other net (loss) income for the first and second quarters of 2019, for the first half of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q2 2019	Q1 2019	Six months YTD 2019	Six months YTD 2018	2018	2017
Net interest (expense) income	$(259)	$169	$(90)	$2,902	$3,303	$2,677
Recovery of loan losses	(54)	(87)	(141)	(500)	(952)	(3,258)
Other income	83	1,285	1,368	8,088	11,933	3,584
Other expense	9,287	4,008	13,295	8,070	18,667	14,172
Net (loss) income before income tax benefit	$(9,409)	$(2,467)	$(11,876)	$3,420	$(2,479)	$(4,653)
Income tax benefit	(2,027)	(943)	(2,970)	(50)	(2,873)	(1,320)
Net (loss) income	$(7,382)	$(1,524)	$(8,906)	$3,470	$394	$(3,333)

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships.

Net interest (expense) income decreased to net expense of $90,000 for the six months ended June 30, 2019 from net income of$2.9 million for the six months ended June 30, 2018. The decrease was the result of a decrease in interest payments received from SEPH impaired loan relationships.

SEPH had net recoveries of $141,000 for the six months ended June 30, 2019, compared to net recoveries of $500,000 for the six months ended June 30, 2018.

Other income of $1.4 million for the six months ended June 30, 2019 represented a decrease of $6.7 million, compared to $8.1 million for the six months ended June 30, 2018. The $6.7 million decrease was largely due to a $3.6 million decrease in income related to equity securities, a $2.9 million decrease in gain on sale of OREO, net, and a $1.1 million decrease in loan fee income as a result of a reduction in payments received from SEPH impaired loan relationships, offset by a $606,000 increase in income related to partnership investments which is included in gain on equity securities, net.

Other expense of $13.3 million for the six months ended June 30, 2019 represented an increase of $5.2 million, or 64.7%, compared to $8.1 million for the six months ended June 30, 2018. The $5.2 million increase was primarily related to an increase of $2.8 million in salary expense, and a $2.3 million increase in professional fees and services (both increases primarily related to merger related expenses).

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2019, for the first half of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q2 2019	Q1 2019	Six months YTD 2019	Six months YTD 2018	2018	2017
Net interest income	$75,851	$67,776	$143,627	$129,592	$266,898	$243,759
Provision for loan losses	1,919	2,498	4,417	1,646	7,945	8,557
Other income	22,808	22,025	44,833	50,145	101,101	86,429
Other expense	70,192	56,827	127,019	106,842	228,755	203,162
Income before income taxes	$26,548	$30,476	$57,024	$71,249	$131,299	$118,469
Income tax expense	4,385	5,021	9,406	11,885	20,912	34,227
Net income	$22,163	$25,455	$47,618	$59,364	$110,387	$84,242

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2019 and 2018

Net interest income increased by $11.1 million, or 17.2%, to $75.9 million for the second quarter of 2019, compared to $64.7 million for the second quarter of 2018. See the discussion under the table below.

	Three months ended June 30, 2019			Three months ended June 30, 2018
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,332,167	$82,610	5.23%	$5,289,056	$64,623	4.90%
Taxable investments	1,100,243	6,919	2.52%	1,241,104	7,746	2.50%
Tax-exempt investments (2)	321,769	2,921	3.64%	300,383	2,756	3.68%
Money market instruments	80,239	528	2.64%	54,551	271	1.99%
Interest earning assets	$7,834,418	$92,978	4.76%	$6,885,094	$75,396	4.39%

Interest bearing deposits	$5,068,709	13,168	1.04%	$4,392,733	6,993	0.64%
Short-term borrowings	221,734	760	1.37%	217,997	420	0.77%
Long-term debt	375,714	2,447	2.61%	427,912	2,536	2.38%
Interest bearing liabilities	$5,666,157	$16,375	1.16%	$5,038,642	$9,949	0.79%
Excess interest earning assets	$2,168,261			$1,846,452
Tax equivalent net interest income		$76,603			$65,447
Net interest spread			3.60%			3.60%
Net interest margin			3.92%			3.81%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $139,000 for the three months ended June 30, 2019 and $127,000 for the same period of 2018.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $613,000 for the three months ended June 30, 2019 and $578,000 for the same period of 2018.

Average interest earnings assets for the second quarter of 2019 increased by $949 million, or 13.8%, to $7,834 million, compared to $6,885 million for the second quarter of 2018. The average yield on interest earning assets increased by 37 basis points to 4.76% for the second quarter of 2019, compared to 4.39% for the second quarter of 2018.

Interest income for the three months ended June 30, 2019 included purchase accounting accretion of $1.4 million related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the three months ended June 30, 2018 included $814,000 related to payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. Excluding the impact of these items, the yield on loans was 5.14% and 4.84% for the three months ended June 30, 2019 and 2018, respectively, and the yield on earning assets was 4.69% and 4.34% for the three months ended June 30, 2019 and 2018, respectively.

Average interest bearing liabilities for the second quarter of 2019 increased by $627 million, or 12.5%, to $5,666 million, compared to $5,039 million for the second quarter of 2018. The average cost of interest bearing liabilities increased by 37 basis points to 1.16% for the second quarter of 2019, compared to 0.79% for the second quarter of 2018.

Interest expense for the three months ended June 30, 2019 included purchase accounting accretion of $238,000 related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this item, the average cost of interest bearing liabilities was 1.18% for the three months ended June 30, 2019.

Removing the impacts of interest income related to payments on former Vision Bank loan relationships and the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.84% and 3.77% for the three months ended June 30, 2019 and 2018, respectively.

Yield on Loans: Average loan balances increased $1,043 million, or 19.7%, to $6,332 million for the second quarter of 2019, compared to $5,289 million for the second quarter of 2018. The average yield on the loan portfolio increased by 33 basis points to 5.23% for the second quarter of 2019, compared to 4.90% for the second quarter of 2018.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2019 and 2018.

	Three months ended June 30, 2019		Three months ended June 30, 2018
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$245,020	5.78%	$191,089	4.98%
Installment loans	1,346,482	5.36%	1,287,018	5.01%
Real estate loans	1,247,156	4.33%	1,147,684	4.05%
Commercial loans (1)	3,488,799	5.46%	2,658,955	5.19%
Other	4,710	11.73%	4,310	13.41%
Total loans and leases before allowance	$6,332,167	5.23%	$5,289,056	4.90%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $139,000 for the three months ended June 30, 2019 and $127,000 for the same period of 2018.

Loan interest income for the three months ended June 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 5.60%, the yield on installment loans was 5.35%, the yield on real estate loans was 4.29%, the yield on commercial loans was 5.32% and the yield on total loans and leases before allowance was 5.14%.

Loan interest income for the three months ended June 30, 2018 includes income related to payments received on former Vision Bank impaired loan relationships, some of which are participated with PNB. Excluding this income, the yield on commercial loans was 5.07% and the yield on total loans and leases before allowance was 4.84%.

Cost of Deposits: Average interest bearing deposit balances increased $676 million, or 15.4%, to $5,069 million for the second quarter of 2019, compared to $4,393 for the second quarter of 2018. The average cost of funds on deposit balances increased by 40 basis points to 1.04% for the second quarter of 2019, compared to 0.64% for the second quarter of 2018.

The table below shows for the three months ended June 30, 2019 and 2018, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2019		Three months ended June 30, 2018
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,673,406	0.82%	$1,361,792	0.45%
Savings deposits and clubs	2,255,612	0.96%	2,001,676	0.51%
Time deposits	1,139,691	1.53%	1,029,265	1.12%
Total interest bearing deposits	$5,068,709	1.04%	$4,392,733	0.64%

Deposit interest expense for the three months ended June 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds on time deposits was 1.62% and the cost of total interest bearing deposits was 1.06%.

Comparison for the First Half of 2019 and 2018

Net interest income increased by $14.0 million, or 10.8%, to $143.6 million for the first half of 2019, compared to $129.6 million for the first half of 2018. See the discussion under the table below.

	Six months ended June 30, 2019			Six months ended June 30, 2018
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,012,446	$154,758	5.19%	$5,295,814	$129,148	4.92%
Taxable investments	1,103,209	13,914	2.54%	1,206,022	14,513	2.43%
Tax-exempt investments (2)	313,422	5,727	3.69%	300,256	5,508	3.70%
Money market instruments	87,212	1,169	2.70%	73,437	642	1.76%
Interest earning assets	$7,516,289	$175,568	4.71%	$6,875,529	$149,811	4.39%

Interest bearing deposits	$4,804,076	24,038	1.01%	$4,378,091	12,834	0.59%
Short-term borrowings	238,492	1,499	1.27%	248,793	995	0.81%
Long-term debt	383,922	4,918	2.58%	429,503	4,984	2.34%
Interest bearing liabilities	$5,426,490	$30,455	1.13%	$5,056,387	$18,813	0.75%
Excess interest earning assets	$2,089,799			$1,819,142
Tax equivalent net interest income		$145,113			$130,998
Net interest spread			3.58%			3.64%
Net interest margin			3.89%			3.84%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $284,000 for the six months ended June 30, 2019 and $250,000 for the same period of 2018.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for each of the six months ended June 30, 2019 and 2018.

Average interest earnings assets for the first half of 2019 increased by $640 million, or 9.3%, to $7,516 million, compared to $6,876 million for the first half of 2018. The average yield on interest earning assets increased by 32 basis points to 4.71% for the first half of 2019, compared to 4.39% for the first half of 2018.

Interest income for the six months ended June 30, 2019 included purchase accounting accretion of $1.6 million related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the six months ended June 30, 2018 included $3.3 million related to payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. Excluding the impact of these items, the yield on loans was 5.13% and 4.80% for the six months ended June 30, 2019 and 2018, respectively, and the yield on earning assets was 4.66% and 4.30% for the six months ended June 30, 2019 and 2018, respectively.

Average interest bearing liabilities for the first half of 2019 increased by $370 million, or 7.3%, to $5,426 million, compared to $5,056 million for the first half of 2018. The average cost of interest bearing liabilities increased by 38 basis points to 1.13% for the first half of 2019, compared to 0.75% for the first half of 2018.

Interest expense for the six months ended June 30, 2019 included a benefit from purchase accounting accretion of $275,000 related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this item, the average cost of interest bearing liabilities was 1.02% for the six months ended June 30, 2019.

Removing the impacts of interest income related to payments on former Vision Bank loan relationships and the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.84% and 3.75% for the six months ended June 30, 2019 and 2018, respectively.

Yield on Loans: Average loan balances increased $716 million, or 13.5%, to $6,012 million for the first half of 2019, compared to $5,296 million for the first half of 2018. The average yield on the loan portfolio increased by 27 basis points to 5.19% for the first half of 2019, compared to 4.92% for the first half of 2018.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2019 and 2018.

	Six months ended June 30, 2019		Six months ended June 30, 2018
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$228,376	5.74%	$194,938	4.93%
Installment loans	1,327,536	5.32%	1,280,442	4.97%
Real estate loans	1,225,075	4.31%	1,152,043	4.02%
Commercial loans (1)	3,226,741	5.42%	2,663,876	5.26%
Other	4,718	11.80%	4,515	13.09%
Total loans and leases before allowance	$6,012,446	5.19%	$5,295,814	4.92%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $284,000 for the six months ended June 30, 2019 and $250,000 for the same period of 2018.

Loan interest income for the six months ended June 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 5.61%, the yield on installment loans was 5.32%, the yield on real estate loans was 4.26%, the yield on commercial loans was 5.34% and the yield on total loans and leases before allowance was 5.13%.

Loan interest income for the six months ended June 30, 2018 includes income related to payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. Excluding this income, the yield on home equity loans was 4.91%, the yield on commercial loans was 5.03% and the yield on total loans and leases before allowance was 4.80%.

Cost of Deposits: Average interest bearing deposit balances increased $426 million, or 9.7%, to $4,804 million for the first half of 2019, compared to $4,378 for the first half of 2018. The average cost of funds on deposit balances increased by 42 basis points to 1.01% for the first half of 2019, compared to 0.59% for the first half of 2018.

The table below shows for the six months ended June 30, 2019 and 2018, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2019		Six months ended June 30, 2018
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,545,436	0.78%	$1,339,507	0.40%
Savings deposits and clubs	2,171,767	0.92%	2,009,171	0.48%
Time deposits	1,086,873	1.51%	1,029,413	1.07%
Total interest bearing deposits	$4,804,076	1.01%	$4,378,091	0.59%

Deposit interest expense for the six months ended June 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds on time deposits was 1.56% and the cost of total interest bearing deposits was 1.02%.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2019 and for the years ended December 31, 2018, 2017 and 2016.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - first six months	5.19%	2.80%	2.70%	4.71%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2019 and 2018 and a 35% federal corporate income tax rate for 2017 and 2016. The taxable equivalent adjustment was $284,000 for the six months ended June 30, 2019, and $528,000, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2019 and 2018 and a 35% federal corporate income tax rate for 2017 and 2016. The taxable equivalent adjustment was $1.2 million for the six months ended June 30, 2019, and $2.3 million, $3.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(3) Interest income for the years ended December 31, 2018, 2017 and 2016 included $3.4 million, $2.3 million and $6.2 million, respectively, related to payments received on former Vision Bank impaired loan relationships, some of which are participated with PNB, as well as $1.6 million and $1.1 million of the accretion of purchase accounting adjustments related to the acquisition of NewDominion for the six months ended June 30, 2019 and the year ended December 31, 2018. Excluding these sources of income, the yield on loans was 5.13%, 4.89%, 4.66% and 4.64%, for the six months ended June 30, 2019, and for the years ended December 31, 2018, 2017, and 2016, respectively, and the yield on earning assets was 4.66%, 4.40%, 4.05% and 4.00%, for the six months ended June 30, 2019 and for the years ended December 31, 2018, 2017 and 2016, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2019 and for the years ended December 31, 2018, 2017 and 2016.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - first six months	1.01%	1.27%	2.58%	1.13%
(1) Interest expense for the six months ended June 30, 2019 and the year ended December 31, 2018 included $275,000 and $287,000 of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for both periods) and Carolina Alliance (for the six months ended June 30, 2019). Excluding this income, the cost of funds on interest bearing deposits was 1.01% and 0.73%, respectively, and the cost of interest bearing liabilities was 1.13% and 0.86%.

Credit Metrics and Provision for Loan Losses

The provision for loan losses is the amount added to the allowance for loan and lease losses to ensure the allowance is sufficient to absorb probable, incurred credit losses. The amount of the provision for loan losses is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

The table below provides additional information on the provision for loan losses for the three-month and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Beginning balance	$53,368	$48,969	$51,512	$49,988
Charge-offs	2,928	2,716	5,915	6,166
Recoveries	1,644	1,813	3,989	3,984
Net charge-offs	1,284	903	1,926	2,182
Provision for loan losses	1,919	1,386	4,417	1,646
Ending balance	$54,003	49,452	$54,003	$49,452

Net charge-offs as a % of average loans (annualized)	0.08%	0.07%	0.06%	0.08%

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of June 30, 2019, there was an allowance of $3,000 related to acquired loans.

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park including information related to specific reserves and general reserves, at June 30, 2019, December 31, 2018 and June 30, 2018.

Park - Allowance for Loan Losses
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Total allowance for loan losses	$54,003	$51,512	$49,452
Specific reserves	2,379	2,273	1,396
General reserves	$51,624	$49,239	$48,056

Total loans	$6,376,737	$5,692,132	$5,324,974
Impaired commercial loans	50,225	48,135	61,705
Total loans less impaired commercial loans	$6,326,512	$5,643,997	$5,263,269

Total allowance for loan losses to total loans ratio	0.85%	0.90%	0.93%
General reserves as a % of total loans less impaired commercial loans	0.82%	0.87%	0.91%
General reserves as a % of total loans less impaired commercial loans (excluding acquired loans)	0.92%	0.91%	0.91%

The allowance for loan losses of $54.0 million at June 30, 2019 represented a $2.5 million, or 4.8%, increase compared to $51.5 million at December 31, 2018. This increase was the result of a $2.4 million increase in general reserves and a $106,000 increase in specific reserves. As of June 30, 2019, there was an allowance of $3,000 related to acquired loans.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. As of June 30, 2019 and December 31, 2018, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at June 30, 2019, December 31, 2018 and June 30, 2018.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccrual loans	$66,675	$67,954	$81,124
Accruing TDRs	17,759	15,173	16,306
Loans past due 90 days or more	2,399	2,243	1,437
Total nonperforming loans	$86,833	$85,370	$98,867

OREO	3,839	4,303	5,729
Other nonperforming assets - PNB	3,496	3,464	—
Total nonperforming assets	$94,168	$93,137	$104,596

Percentage of nonaccrual loans to total loans	1.05%	1.19%	1.52%
Percentage of nonperforming loans to total loans	1.36%	1.50%	1.86%
Percentage of nonperforming assets to total loans	1.48%	1.64%	1.96%
Percentage of nonperforming assets to total assets	1.09%	1.19%	1.40%

Included in the nonaccrual loan totals above is $1.6 million of SEPH nonaccrual loans at each of June 30, 2019, December 31, 2018 and June 30, 2018. Included in the OREO totals above is $797,000 of SEPH OREO at June 30, 2019, $1.5 million at December 31, 2018 and $2.4 million at June 30, 2018.

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At June 30, 2019, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

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

As of June 30, 2019, Park had taken partial charge-offs of $6.1 million related to the $50.2 million of commercial loans considered to be impaired, compared to partial charge-offs of $11.2 million related to the $48.1 million of impaired commercial loans at December 31, 2018.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans with deteriorated credit quality with a book value of $21.8 million which were recorded at the initial fair value of $19.9 million. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2019 was $23.9 million, of which $888,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $23.0 million are not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2018 was $4.4 million, of which $475,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $3.9 million are not included in impaired loan totals.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2018 to incorporate losses through December 31, 2018.

Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $34.7 million, or 1.20% of the outstanding principal balance of performing commercial loans at June 30, 2019. Excluding acquired loans, at June 30, 2019, the coverage level within the commercial loan portfolio was approximately 3.40 years compared to 3.39 years at December 31, 2018. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 108-month period ended December 31, 2018, for the commercial loan portfolio was 0.35%. This 108-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

Excluding acquired loans, the overall reserve of 1.20% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.17%; special mention commercial loans are reserved at 5.16%; and substandard commercial loans are reserved at 9.66%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 108-month loss experience of 0.35% are due to the following factors which management reviews on a quarterly or annual basis:

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No change was made to the environmental loss factor during the six months ended June 30, 2019.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 108 months, through December 31, 2018. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). Excluding acquired loans, at June 30, 2019, the coverage level within the consumer loan portfolio was approximately 1.88 years compared to 1.87 years at December 31, 2018. Historical loss experience, over the 108-month period ended December 31, 2018, for the consumer loan portfolio was 0.33%.

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition.  An allowance is only established on these NewDominion and Carolina Alliance loans as a result of credit deterioration post acquisition.  As of June 30, 2019, there was an allowance of $3,000 related to acquired loans.
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

Other Income

Other income decreased by $434,000 to $22.8 million for the quarter ended June 30, 2019, compared to $23.2 million for the second quarter of 2018 and decreased $5.3 million to $44.8 million for the first half of 2019, compared to $50.1 million for the first half of 2018. The decrease for the first half of 2019 compared to the first half of 2018 was primarily due to declines in (Loss) gain on the sale of OREO, net, Gain on equity securities, net and Other components of net periodic pension benefit income, partially offset by increases within Debit card fee income, and a reduction in Net loss on the sale of investment securities.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Income from fiduciary activities	$6,935	$6,666	$269	$13,658	$13,061	$597
Service charges on deposit accounts	2,655	2,826	(171)	5,214	5,748	(534)
Other service income	4,040	3,472	568	6,858	7,644	(786)
Debit card fee income	5,227	4,382	845	9,596	8,384	1,212
Bank owned life insurance income	1,286	1,031	255	2,292	2,040	252
ATM fees	460	510	(50)	900	1,034	(134)
OREO valuation adjustments	(55)	(114)	59	(82)	(321)	239
(Loss) gain on sale of OREO, net	(159)	(147)	(12)	(171)	4,174	(4,345)
Net loss on the sale of investment securities	(607)	—	(607)	(607)	(2,271)	1,664
Gain on equity securities, net	232	1,348	(1,116)	1,974	4,544	(2,570)
Other components of net periodic pension benefit income	1,183	1,705	(522)	2,366	3,410	(1,044)
Miscellaneous	1,611	1,563	48	2,835	2,698	137
Total other income	$22,808	$23,242	$(434)	$44,833	$50,145	$(5,312)

Income from fiduciary activities, which represents revenue earned from Park's trust activities, increased by $269,000, or 4.0%, to $6.9 million for the three months ended June 30, 2019, compared to $6.7 million for the same period in 2018, and increased by $597,000, or 4.6%, to $13.7 million for the six months ended June 30, 2019, compared to $13.1 million for the same period in 2018. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the six months ended June 30, 2019 was $5,694 million compared to $5,417 million for the six months ended June 30, 2018.

Service charges on deposits decreased by $171,000, or 6.1%, to $2.7 million for the three months ended June 30, 2019, compared to $2.8 million for the same period in 2018, and decreased by $534,000, or 9.3%, to $5.2 million for the six months ended June 30, 2019, compared to June 30, 2018. The decline was largely as a result of a decline in non-sufficient funds (NSF) fee income and service charges on demand deposit accounts.

Other service income increased by $568,000, or 16.4%, to $4.0 million for the three months ended June 30, 2019, compared to $3.5 million for the same period of 2018, and decreased $786,000, or 10.3%, to $6.9 million for the six months ended June 30, 2019, compared to $7.6 million for the same period in 2018. The primary reason for the increase for the three months ended June 30, 2019 is an increase in sold mortgage loan originations. The primary reason for the decrease for the six months ended June 30, 2019 was the recovery of $1.0 million in fees from certain SEPH impaired relationships during the six months ended June 30, 2018.

Debit card fee income increased $845,000, or 19.3%, to $5.2 million for the three months ended June 30, 2019, compared to $4.4 million for the same period in 2018 and increased $1.2 million, or 14.5%, to $9.6 million for the six months ended June 30, 2019, compared to $8.4 million for the same period in 2018. The increases in 2019 were attributable to continued increases in the volume of debit card transactions. The number of transactions for the six months ended June 30, 2019 increased 7.2% from the same period in 2018.

(Loss) gain on sale of OREO, net, decreased $4.3 million, or 104.1%, to a net loss of $171,000 for the six months ended June 30, 2019, compared to a net gain of $4.2 million for the same period in 2018. The decrease for the six months ended June 30, 2019 relative to the same period in 2018 was primarily due to a $4.1 million gain on the sale of one OREO property during the first six months of 2018, which was partially participated to PNB from SEPH.

During the three and six months ended June 30, 2019, investment securities with a book value of $57.1 million were sold at a net loss of $607,000. During the six months ended June 30, 2018, investment securities with a book value of $254.3 million were sold at a net loss of $2.3 million. There were no securities sold during the three months ended June 30, 2018.

Unrealized gain on equity securities decreased $1.1 million, or 82.8%, to $232,000 for the three months ended June 30, 2019, compared to $1.3 million for the same period in 2018, and decreased $2.6 million, or 56.6%, to $2.0 million for the six months ended June 30, 2019, compared to $4.5 million for the same period in 2018. The $2.6 million decrease was primarily related to a $3.5 million unrealized gain on equity securities for the six months ended June 30, 2018, related to Park’s investment in NewDominion prior to the acquisition of the remaining 91.45% in the merger completed on July 1, 2018, as well as a decrease in the unrealized gain in equity securities held at NAV for three months ended June 30, 2019.

Other components of net periodic benefit income decreased by $522,000, or 30.6%, to $1.2 million for the three months ended June 30, 2019, compared to $1.7 million for the same period in 2018, and decreased $1.0 million, or 30.6%, to $2.4 million for the six months ended June 30, 2019, compared to $3.4 million for the same period in 2018. The decrease was largely due to a decrease in the expected return on plan assets.

Other Expense

Other expense increased by $17.7 million to $70.2 million for the quarter ended June 30, 2019, compared to $52.5 million for the second quarter of 2018 and increased by $20.2 million to $127.0 million for the first half of 2019, compared to $106.8 million for the first half of 2018.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Salaries	$32,093	$24,103	$7,990	$57,898	$49,423	$8,475
Employee benefits	9,014	7,630	1,384	17,444	14,659	2,785
Occupancy expense	3,223	2,570	653	6,234	5,506	728
Furniture and equipment expense	4,386	4,013	373	8,536	8,162	374
Data processing fees	2,905	1,902	1,003	5,038	3,675	1,363
Professional fees and services	10,106	6,123	3,983	16,112	12,313	3,799
Marketing	1,455	1,185	270	2,681	2,403	278
Insurance	1,381	1,196	185	2,537	2,624	(87)
Communication	1,375	1,189	186	2,708	2,439	269
State tax expense	1,054	958	96	2,059	2,063	(4)
Amortization of intangible assets	702	—	702	991	—	991
Miscellaneous	2,498	1,665	833	4,781	3,575	1,206
Total other expense	$70,192	$52,534	$17,658	$127,019	$106,842	$20,177

Salaries increased by $8.0 million, or 33.1%, to $32.1 million for the three months ended June 30, 2019, compared to $24.1 million for the same period in 2018, and increased by $8.5 million, or 17.1%, to $57.9 million for the six months ended June 30, 2019, compared to $49.4 million for the same period in 2018. The increase for the three months was due to a $2.8 million increase in additional incentive compensation expense, mostly related to one-time merger expenses, and a $4.7 million increase in salary expense, of which $3.0 million was related to the addition of employees of both the NewDominion and Carolina Alliance Bank Divisions, as well as a $265,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and both PBRSU and TBRSU awards granted under the 2017 Employee LTIP.

The increase for the six months was due to a $1.7 million increase in additional compensation incentive expense, mostly related to $2.6 million of one-time merger expenses, offset by a $1.1 million decrease in additional incentive compensation expense that was due to a one-time incentive paid out to certain associates of Park in March 2018, and a $5.9 million increase in salary expense, of which $3.8 million is related to the addition of both NewDominion and Carolina Alliance Divisions, as well as a $501,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and both PBRSU and RSU awards granted under the 2017 Employee LTIP.

Employee benefits increased $1.4 million, or 18.1%, to $9.0 million for the three months ended June 30, 2019, compared to $7.6 million for the same period in 2018, and increased $2.8 million, or 19.0%, to $17.4 million for the six months ended June 30, 2019, compared to $14.7 million for the same period in 2018. The $1.4 million increase for the three months ended June 30, 2019 was due to a $930,000 increase in group insurance costs, and a $440,000 increase in payroll taxes. The $2.8 million increase for the six months ended June 30, 2019 was due to a $1.9 million increase in group insurance costs, a $770,000 increase in payroll taxes, and a $646,000 increase related to Park's voluntary salary deferral plan, offset by a $337,000 decrease in pension service cost expense.

Occupancy expense increased $653,000, or 25.4%, to $3.2 million for the three months ended June 30, 2019, compared to $2.6 million for the same period in 2018, and increased $728,000, or 13.2%, to $6.2 million for the six months ended June 30, 2019, compared to $5.5 million for the same period in 2018. The increase for both the three and six months ended June 30, 2019 was primarily related to the addition of banking locations of both the NewDominion and Carolina Alliance Bank Divisions.

Data processing fees increased $1.0 million, or 52.7%, to $2.9 million for the three months ended June 30, 2019, compared to $1.9 million for the same period in 2018, and increased $1.3 million, or 37.1%, to $5.0 million for the six months ended June 30, 2019, compared to $3.7 million for the same period in 2018. The increases were related to both increased data processing costs related to an increase in volume of debit card transactions and the addition of both the NewDominion and Carolina Alliance Bank Divisions.

Professional fees and services increased $4.0 million, or 65.0%, to $10.1 million for the three months ended June 30, 2019, compared to $6.1 million for the same period in 2018, and increased $3.8 million, or 30.9%, to $16.1 million for the six months ended June 30, 2019, compared to $12.3 million for the same period in 2018. The $4.0 million increase for the three months ended June 30, 2019 was primarily related to a $3.0 million increase in one-time merger related costs, and a $395,000 increase related to the addition of both the NewDominion and Carolina Alliance Bank Divisions. The $3.8 million increase for the six months ended June 30, 2019 was primarily related to a $3.1 million increase in one-time merger costs and a $481,000 increase related to the addition of both the NewDominion and Carolina Alliance Bank Divisions.

Amortization of intangible assets was $702,000 for the three months ended June 30, 2019 and was $991,000 for the six months ended June 30, 2019. There was no amortization of intangible assets for either of the three and six months ended June 30, 2018. The amortization of intangible assets was due to the core deposit intangibles from the acquisitions of both NewDominion and Carolina Alliance.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense increased $833,000, or 50.0%, to $2.5 million for the three months ended June 30, 2019, compared to $1.7 million for the same period in 2018, and increased $1.2 million, or 33.7%, to $4.8 million for the six months ended June 30, 2019, compared to $3.6 million for the same period in 2018. The $833,000 increase for the three months ended June 30, 2019 was related to a $457,000 increase in operating lease depreciation, a $187,000 increase in fraud losses and a $139,000 increase in training and travel related expenses. The $1.2 million increase for the six months ended June 30, 2019 was related to a $446,000 increase in operating lease depreciation, a $312,000 increase in fraud losses, a $135,000 increase in training and travel related expenses and a $222,000 benefit due to a reduction in repurchase reserves during the six months ended June 30, 2018 compared to a benefit of $33,000 due to a reduction in repurchase reserves during the six months ended June 30, 2019.

Items Impacting Comparability

From time-to-time, revenue, expenses, and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results result from merger and acquisition activities and revenue and expenses related to former Vision Bank relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands, except share and per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	Affected Line Item
Net interest income	$75,851	$64,742	$143,627	$129,592
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,606	—	1,872	—	Interest and fees on loans
less interest income on former Vision Bank relationships	—	814	7	3,310	Interest and fees on loans
Net interest income - adjusted	$74,245	$63,928	$141,748	$126,282

Provision for loan losses	$1,919	$1,386	$4,417	$1,646
less recoveries on former Vision Bank relationships	(65)	(325)	(165)	(505)	Provision for loan losses
Provision for loan losses - adjusted	$1,984	$1,711	$4,582	$2,151

Other income	$22,808	$23,242	$44,833	$50,145
less net (loss) gain on sale of former Vision Bank OREO properties	$(139)	$32	$(139)	$4,202	(Loss) gain on ale of OREO, net
less gain on 8.55% prior investment in NewDominion	—	—	—	3,500	Gain on equity securities, net
less other service income related to former Vision Bank relationships	—	46	—	1,057	Other service income
less net loss on the sale of debt securities in the ordinary course of business	(607)	—	(607)	(2,271)	Net loss on the sale of investment securities
Other income - adjusted	$23,554	$23,164	$45,579	$43,657

Other expense	$70,192	$52,534	$127,019	$106,842
less merger related expenses related to NewDominion and Carolina Alliance acquisitions	2,628	—	2,613	—	Salaries
less merger related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	16	—	Data processing fees
less merger related expenses related to NewDominion and Carolina Alliance acquisitions	3,348	367	3,525	467	Professional fees and services
less merger related expenses related to NewDominion and Carolina Alliance acquisitions	4	—	8	—	Insurance
less merger related expenses related to NewDominion and Carolina Alliance acquisitions	78	78	172	128	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	702	—	991	—	Amortization of intangibles
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	—	47	—	1,236	Professional fees and services
less one-time incentive expense	—	—	—	1,128	Salaries
Other expense - adjusted	$63,432	$52,042	$119,694	$103,883

Tax effect of adjustments to net income identified above (1)	$1,225	$(152)	$1,266	$(1,542)

Net income - reported	$22,163	$28,241	$47,618	$59,364
Net income - adjusted	$26,773	$27,668	$52,379	$53,562
(1) The tax effect of adjustments to net income was calculated assuming a 21% corporate federal income tax rate.

Income Tax

Income tax expense was $4.4 million for the second quarter of 2019, compared to $5.8 million for the second quarter of 2018. The effective income tax rate for the second quarter was 16.5%, compared to 17.1% for the same period in 2018. Income tax expense was $9.4 million for the first half of 2019, compared to $11.9 million for the same period in 2018. The effective income tax rate was 16.5% for the first half of 2019, compared to 16.7% for the same period in 2018. The difference between the statutory federal corporate income tax rate of 21% and Park's effective tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan, as well as accelerated depreciation in 2018. Park expects permanent federal tax differences for the 2019 year will be approximately $5.9 million.

Comparison of Financial Condition
At June 30, 2019 and December 31, 2018

Changes in Financial Condition

Total assets increased by $853.1 million, or 10.9%, during the first six months of 2019 to $8,657 million at June 30, 2019, compared to $7,804 million at December 31, 2018. This increase was primarily due to the following:

•
Loans increased by $684.6 million, or 12.0%, of which $576.0 million was due to the acquisition of Carolina Alliance, to $6,377 million at June 30, 2019, compared to $5,692 million at December 31, 2018.

•
Cash and cash equivalents increased by $92.3 million, or 55.2%, to $259.5 million at June 30, 2019, compared to $167.2 million at December 31, 2018. Money market instruments were $98.9 million at June 30, 2019, compared to $25.3 million at December 31, 2018 and Cash and due from banks were $160.6 million at June 30, 2019, compared to $141.9 million at December 31, 2018.

•	Goodwill increased by $45.3 million, or 40.2%, to $158.1 million at June 30, 2019, compared to $112.7 million at December 31, 2018. The increase was due to the acquisition of Carolina Alliance.

•	Other intangible assets increased by $9.3 million, to $16.2 million at June 30, 2019, compared to $7.0 million at December 31, 2018. The increase was due to the acquisition of Carolina Alliance.

•	Investment securities decreased $31.6 million, or 2.2%, to $1,397 million at June 30, 2019, compared to $1,428 million at December 31, 2018.

Total liabilities increased by $751.2 million, or 10.8%, during the first six months of 2019 to $7,723 million at June 30, 2019, from $6,972 million at December 31, 2018. This increase was primarily due to the following:

•
Total deposits increased by $771.3 million, or 12.3%, of which $609.1 million was due to the acquisition of Carolina Alliance, to $7,032 million at June 30, 2019, compared to $6,261 million at December 31, 2018.

•	Operating lease liabilities were $15.6 million at June 30, 2019, compared to no operating lease liabilities at December 31, 2018.

•	Short-term borrowings decreased by $41.4 million, or 18.6%, to $180.6 million at June 30, 2019, compared to $222.0 million at December 31, 2018.

Total shareholders’ equity increased by $101.9 million, or 12.2%, to $934.4 million at June 30, 2019, from $832.5 million at December 31, 2018.

•	Retained earnings increased by $11.3 million during the period as a result of net income of $47.6 million, offset by common share dividends of $36.0 million.

•	Treasury shares increased by $31.0 million during the period as a result of the repurchase of treasury shares, offset by the issuance of treasury shares.

•	Common shares increased by $98.3 million during the period as a result of the issuance of common shares in connection with the acquisition of Carolina Alliance.

•
Accumulated other comprehensive loss, net of taxes increased by $23.5 million during the period as a result of unrealized net holding gains on AFS debt securities, net of taxes, of $23.5 million, and a loss on sale of AFS debt securities, net of taxes, of $480,000, partially offset by an unrealized loss on cash flow hedging derivatives, net of taxes, of $507,000.

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

Liquidity

Cash provided by operating activities was $46.2 million and $60.3 million for the six months ended June 30, 2019 and 2018, respectively. Net income was the primary source of cash from operating activities for each six-month period.
Cash provided by investing activities was $47.2 million and $32.7 million for the six months ended June 30, 2019 and 2018, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $160.2 million for the six months ended June 30,

2019 and used cash of $29.4 million for the six months ended June 30, 2018. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $98.1 million for the six months ended June 30, 2019 and cash provided by the net decrease in the loan portfolio was $53.2 million for the six months ended June 30, 2018.
Cash used in financing activities was $1.1 million and $115.9 million for the six months ended June 30, 2019 and 2018, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $138.8 million and $198.5 million of cash for the six months ended June 30, 2019 and 2018, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the six months ended June 30, 2019, net short-term borrowings decreased and used $70.2 million in cash. For the six months ended June 30, 2018, net short-term borrowings decreased and used $175.2 million in cash, and net long-term borrowings decreased and used $100.0 million in cash. Finally, cash declined by $36.0 million and $32.9 million for the six months ended June 30, 2019 and 2018, respectively, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which had no outstanding balance as of June 30, 2019. The Corporation’s loan to asset ratio was 73.03% at June 30, 2019, compared to 72.94% at December 31, 2018 and 71.36% at June 30, 2018. Cash and cash equivalents were $259.5 million at June 30, 2019, compared to $167.2 million at December 31, 2018 and $146.2 million at June 30, 2018. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2019 was $934.4 million, or 10.8% of total assets, compared to $832.5 million, or 10.7% of total assets, at December 31, 2018 and $755.1 million, or 10.1% of total assets, at June 30, 2018.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and repurchases of common shares, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to being fully phased in at 2.50% at January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer. The Federal Reserve Board has also adopted requirements Park must satisfy to be deemed "well capitalized" and to remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2019. The following table indicates the capital ratios for PNB and Park at June 30, 2019 and December 31, 2018.

	As of June 30, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.66%	11.15%	11.15%	12.33%
Park National Corporation	9.48%	12.19%	11.96%	13.02%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.29%	11.01%	11.01%	12.30%
Park National Corporation	10.04%	13.30%	13.04%	14.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 45 of Park’s 2018 Annual Report (Table 37) for disclosure concerning contractual obligations and commitments at December 31, 2018. There were no significant changes in contractual obligations and commitments during the first six months of 2019.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Loan commitments	$1,284,434	$1,012,820
Standby letters of credit	$19,718	$13,334

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

On page 45 (Table 36) of Park’s 2018 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $308.2 million or 4.31% of total interest earning assets at December 31, 2018. At June 30, 2019, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $550.5 million or 7.00% of total interest earning assets.

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

On page 45 of Park’s 2018 Annual Report, management reported that at December 31, 2018, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 3.1% using a declining interest rate scenario over the next year. At June 30, 2019, the earnings simulation model projected that net income would decrease by 2.0% using a rising interest rate scenario and would increase by 0.1% in a declining interest rate scenario. At June 30, 2019, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2019, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2019	20,592	$97.04	20,592	1,722,758
May 1 through May 31, 2019	155,608	98.05	155,608	1,567,150
June 1 through June 30, 2019	73,800	97.43	73,800	1,493,350
Total	250,000	$97.78	250,000	1,493,350

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP and to fund the 2017 Non-Employee Directors LTIP, both of which became effective on April 24, 2017; Park's stock repurchase authorization covering 500,000 common shares which was announced on January 23, 2017; and Park's stock repurchase authorization covering 500,000 common shares which was announced on January 28, 2019 and as to which approval from the Federal Reserve was obtained in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019.

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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

4.1
Fourth Amendment to Credit Agreement, made and entered into as of June 20, 2019, by and between Park National Corporation and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 26, 2019 (File No. 1-13006))

4.2
Revolving Note, dated June 20, 2019, in the principal amount of $15,000,000 issued by Park National Corporation to U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.2 to Park National Corporation's Current Report on Form 8-K dated and filed on June 26, 2019 (File No. 1-13006))

4.3
Term Note, dated June 20, 2019, in the principal amount of $50,000,000 issued by Park National Corporation to U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.3 to Park National Corporation's Current Report on Form 8-K dated and filed on June 26, 2019 (File No. 1-13006))

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2019 and December 31, 2018 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2019 and 2018 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

________________________________________

*Schedules were omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger and Reorganization. A copy of any omitted schedules will be furnished supplementally to the SEC upon its request.

P Park National Corporation filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

**The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: August 02, 2019	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: August 02, 2019	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)