Form 10-Q
period 2019-09-30
PARK NATIONAL CORP /OH/
filed 2019-11-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,346,446 Common Shares, no par value per share, outstanding at November 1, 2019.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	NAV	Net asset value
ALLL	Allowance for loan losses	OCI	Other comprehensive income
Allowance	Allowance for loan losses	OREO	Other real estate owned
AOCI	Accumulated other comprehensive income	Park	Park National Corporation and its subsidiaries
ASU	Accounting standards update	PBRSUs	Performance-based restricted stock units
CABF	CAB Financial Corporation and its subsidiaries	PCI	Purchase credit impaired
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PNB	The Park National Bank
CECL	Current expected credit loss	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SEPH	SE Property Holdings, LLC
FRB	Federal Reserve Bank	TBRSUs	Time-based restricted stock units
GFSC	Guardian Financial Services Company	TDRs	Troubled debt restructurings
HTM	Held-to-maturity	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	U.S.	United States
MSRs	Mortgage servicing rights

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$190,353	$141,890
Money market instruments	182,373	25,324
Cash and cash equivalents	372,726	167,214
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,237,990 and $1,028,883 at September 30, 2019 and December 31, 2018, respectively)	1,260,286	1,003,421
Debt securities held-to-maturity, at amortized cost (fair value of $351,422 at December 31, 2018)	—	351,808
Other investment securities	68,644	72,916
Total investment securities	1,328,930	1,428,145

Loans	6,403,647	5,692,132
Allowance for loan losses	(55,853)	(51,512)
Net loans	6,347,794	5,640,620
Bank owned life insurance	208,594	188,417
Prepaid assets	99,939	94,079
Goodwill	157,999	112,739
Other intangible assets	15,490	6,971
Premises and equipment, net	72,779	59,771
Affordable housing tax credit investments	54,909	50,347
Other real estate owned	3,779	4,303
Accrued interest receivable	24,721	22,974
Operating lease right-of-use asset	14,412	—
Mortgage loan servicing rights	9,960	10,178
Other	11,578	18,550
Total assets	$8,723,610	$7,804,308

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,941,694	$1,804,881
Interest bearing	5,226,565	4,455,979
Total deposits	7,168,259	6,260,860
Short-term borrowings	185,838	221,966
Long-term debt	297,500	400,000
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	28,439	22,282
Operating lease liability	15,191	—
Accrued interest payable	3,254	2,625
Other	53,989	49,069
Total liabilities	$7,767,470	$6,971,802

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,208 shares issued at September 30, 2019 and 16,586,165 shares issued at December 31, 2018)	458,142	358,598
Retained earnings	639,594	614,069
Treasury shares (1,290,257 shares at September 30, 2019 and 887,987 shares at December 31, 2018)	(128,982)	(90,373)
Accumulated other comprehensive loss, net of taxes	(12,614)	(49,788)
Total shareholders' equity	956,140	832,506
Total liabilities and shareholders’ equity	$8,723,610	$7,804,308

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:

Interest and fees on loans	$84,213	$69,905	$238,687	$198,803

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	6,326	7,691	20,240	22,204
Obligations of states and political subdivisions - tax-exempt	2,225	2,205	6,750	6,557
Other interest income	1,825	428	2,994	1,070
Total interest and dividend income	94,589	80,229	268,671	228,634

Interest expense:

Interest on deposits:
Demand and savings deposits	9,649	6,412	25,553	13,809
Time deposits	4,694	3,328	12,828	8,765

Interest on borrowings:
Short-term borrowings	478	288	1,977	1,283
Long-term debt	2,667	2,525	7,585	7,509

Total interest expense	17,488	12,553	47,943	31,366

Net interest income	77,101	67,676	220,728	197,268

Provision for loan losses	1,967	2,940	6,384	4,586
Net interest income after provision for loan losses	75,134	64,736	214,344	192,682

Other income:
Income from fiduciary activities	6,842	6,418	20,500	19,479
Service charges on deposit accounts	2,864	2,861	8,078	8,609
Other service income	4,260	3,246	11,118	10,890
Debit card fee income	5,313	4,352	14,909	12,736
Bank owned life insurance income	1,107	2,585	3,399	4,625
ATM fees	482	500	1,382	1,534
OREO valuation adjustments	(41)	(77)	(123)	(398)
(Loss) gain on sale of OREO, net	(53)	(81)	(224)	4,093
Net gain (loss) on the sale of investment securities	186	—	(421)	(2,271)
Gain on equity securities, net	3,335	89	5,309	4,633
Other components of net periodic pension benefit income	1,183	1,705	3,549	5,115
Miscellaneous	2,658	2,466	5,493	5,164
Total other income	28,136	24,064	72,969	74,209

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other expense:
Salaries	$30,713	$27,229	$88,611	$76,652
Employee benefits	10,389	7,653	27,833	22,312
Occupancy expense	3,226	2,976	9,460	8,482
Furniture and equipment expense	4,177	3,807	12,713	11,969
Data processing fees	2,935	2,580	7,973	6,255
Professional fees and services	6,702	8,065	22,814	20,378
Marketing	1,604	1,364	4,285	3,767
Insurance	276	1,388	2,813	4,012
Communication	1,387	1,207	4,095	3,646
State tax expense	746	1,000	2,805	3,063
Amortization of intangible assets	741	289	1,732	289
Miscellaneous	2,842	1,758	7,623	5,333
Total other expense	65,738	59,316	192,757	166,158

Income before income taxes	37,532	29,484	94,556	100,733

Income taxes	6,386	4,722	15,792	16,607

Net income	$31,146	$24,762	$78,764	$84,126

Earnings per Common Share:
Basic	$1.90	$1.58	$4.86	$5.46
Diluted	$1.89	$1.56	$4.84	$5.41

Weighted average common shares outstanding
Basic	16,382,798	15,686,542	16,198,294	15,420,135
Diluted	16,475,741	15,832,734	16,287,695	15,560,666

Cash dividends declared	$1.01	$0.96	$3.23	$3.11

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$31,146	$24,762	$78,764	$84,126

Other comprehensive income (loss), net of tax:
Net (gain) loss realized on sale of securities, net of income tax effect of $(39) for the three months ended September 30, 2019 and $88 and $538 for the nine months ended September 30, 2019 and 2018, respectively	(147)	—	333	2,024
Unrealized gains on debt securities transferred from held-to-maturity to available-for-sale, net of income tax effect of $5,076 for both the three months ended September 30, 2019 and the nine months ended September 30, 2019	19,095	—	19,095	—
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(1,385) and $(1,364) for the three months ended September 30, 2019 and 2018, respectively and $4,864 and $(8,217) for the nine months ended September 30, 2019 and 2018, respectively	(5,206)	(5,141)	18,302	(30,919)
Unrealized loss on cash flow hedging derivatives, net of income tax effect of $(13) for the three months ended September 30, 2019 and $(148) for the nine months ended September 30, 2019	(49)	—	(556)	—
Other comprehensive income (loss)	$13,693	$(5,141)	$37,174	$(28,895)

Comprehensive income	$44,839	$19,621	$115,938	$55,231

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2019, as previously presented	$—	$358,598	$614,069	$(90,373)	$(49,788)
Cumulative effect of change in accounting principle for leases, net of tax			(143)
Balance at January 1, 2019, as adjusted	—	358,598	613,926	(90,373)	(49,788)
Net income			25,455
Other comprehensive income, net of tax					14,335
Dividends on common shares at $1.21 per share			(19,137)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes		(2,480)	(273)	1,926
Repurchase of 86,650 common shares to be held as treasury shares				(8,502)
Share-based compensation expense		1,358
Balance at March 31, 2019	$—	$357,475	$619,971	$(96,949)	$(35,453)
Net income			22,163
Other comprehensive income, net of tax					9,146
Dividends on common shares at $1.01 per share			(16,907)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 250,000 common shares to be held as treasury shares				(24,450)
Issuance of 1,037,205 common shares for the acquisition of CAB Financial Corporation		98,275
Share-based compensation expense		1,162
Balance at June 30, 2019	$—	$456,911	$625,227	$(121,399)	$(26,307)
Net income			31,146
Other comprehensive income, net of tax					13,693
Dividends on common shares at $1.01 per share			(16,779)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 84,603 common shares to be held as treasury shares				(7,583)
Share-based compensation expense		1,232
Balance at September 30, 2019	$—	$458,142	$639,594	$(128,982)	$(12,614)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2018, as previously presented	$—	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax			1,917		(995)
Balance at January 1, 2018, as adjusted	—	307,726	563,825	(87,079)	(27,449)
Reclassification of disproportionate income tax effects			3,806		(3,806)
Net income			31,123
Other comprehensive loss, net of tax					(21,386)
Dividends on common shares at $0.94 per share			(14,496)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes		(1,597)	(317)	$1,304
Share-based compensation expense		1,121
Balance at March 31, 2018	$—	$307,249	$583,941	$(85,775)	$(52,641)
Net income			28,241
Other comprehensive loss, net of tax					(2,368)
Dividends on common shares at $1.21 per share			(18,670)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 50,000 common shares to be held as treasury shares				(5,784)
Share-based compensation expense		896
Balance at June 30, 2018	$—	$308,144	$593,512	$(91,559)	$(55,009)
Net income			24,762
Other comprehensive loss, net of tax					(5,141)
Dividends on common shares at $0.96 per share			(15,183)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 435,457 common shares for the acquisition of NewDominion Bank		$48,519
Share-based compensation expense		1,047
Balance at September 30, 2018	$—	$357,709	$603,091	$(91,559)	$(60,150)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$78,764	$84,126

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,384	4,586
Accretion of loan fees and costs, net	(5,077)	(4,631)
Depreciation of premises and equipment	6,676	6,446
Amortization of investment securities, net	1,102	932
Net accretion of purchase accounting adjustments	(2,052)	6
Realized net investment securities losses	421	2,271
Gain on equity securities, net	(5,309)	(4,633)
Loan originations to be sold in secondary market	(224,314)	(153,093)
Proceeds from sale of loans in secondary market	214,266	154,544
Gain on sale of loans in secondary market	(4,658)	(3,604)
Share-based compensation expense	3,752	3,064
OREO valuation adjustments	123	398
Loss (gain) on sale of OREO, net	224	(4,093)
Bank owned life insurance income	(3,399)	(4,625)
Investment in qualified affordable housing tax credits amortization	5,438	5,553

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(4,625)	(1,399)
Decrease in other assets	5,127	6,594
Increase in other liabilities	1,128	4,536
Net cash provided by operating activities	$73,971	$96,978

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$9,964	$7,004
Proceeds from sales of investment securities	91,110	244,399
Proceeds from calls and maturities of:
Available-for-sale debt securities	145,851	151,860
Held-to-maturity debt securities	475	10,102
Purchases of:
Available-for-sale debt securities	—	(373,372)
Held-to-maturity debt securities	—	(4,946)
Equity securities	—	(2,590)
Federal Reserve Bank stock	(5,180)	—
Net decrease in other investments	6,145	1,141
Net loan (originations) paydowns, portfolio loans	(112,767)	12,027
Investment in qualified affordable housing	(3,843)	—
Proceeds from the sale of OREO	1,098	11,919
Life insurance death benefits	1,344	4,028
Cash (paid for) received from acquisitions, net	(4,831)	12,270
Purchases of premises and equipment	(11,641)	(7,145)
Net cash provided by investing activities	$117,725	$66,697

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2019	2018
Financing activities:
Net increase in deposits	$275,207	$177,626
Net decrease in short-term borrowings	(64,891)	(211,471)
Proceeds from issuance of long-term debt	50,000	25,000
Repayment of long-term debt	(152,500)	(125,000)
Value of common shares withheld to pay employee income taxes	(827)	(610)
Repurchase of common shares to be held as treasury shares	(40,535)	(5,784)
Cash dividends paid	(52,638)	(47,944)
Net cash provided by (used in) financing activities	$13,816	$(188,183)

Increase (decrease) in cash and cash equivalents	205,512	(24,508)

Cash and cash equivalents at beginning of year	167,214	169,112

Cash and cash equivalents at end of period	$372,726	$144,604

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$47,891	$30,424

Federal income tax	$9,261	$5,525

Non-cash items:
Transfer of debt securities from HTM to AFS	$349,773	$—

Loans transferred to OREO	$951	$1,037

Right-of-use assets obtained in exchange for lease obligations	$11,351	$—

Loans transferred to foreclosed assets	$—	$11,379

New commitments in affordable housing tax credit investments	$10,000	$8,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2019 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2019.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2018 from Park’s 2018 Annual Report to Shareholders (“Park's 2018 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ASU 2019-07 - Codification Updates to SEC Sections: In July 2019, the FASB issued ASU 2019-07 - Codification Updates to SEC Sections. The amendments in this ASU update SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. Park considered these amendments in presenting Park's consolidated condensed financial statements and disclosures.

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

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements. We anticipate that the adoption of the CECL model will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the CECL model. Currently, management is focusing on segmentation and loss driver analysis with the anticipation that models will be operational in the fourth quarter of 2019.

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

Park has already adopted ASU 2016-01.  As a result, certain provisions in the amendments within ASU 2019-04 related to the same topics as ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption of these provision is permitted.  The adoption of the provisions related to the same topics as ASU 2016-01 is not expected to have a material effect on Park’s consolidated financial statements.

For the amendments related to Topic 326 that clarify or address specific aspects of ASU 2016-13, Park will consider these clarifications in determining the appropriate adoption of ASU 2016-13.

Park has already adopted ASU 2017-12.  As a result, the amendments within ASU 2019-04 are effective as of January 1, 2020 with early adoption permitted.  This ASU allows entities, like Park, who did not reclassify debt securities from HTM to AFS upon the adoption of ASU 2017-12 to reclassify these securities as of the adoption of ASU 2019-04.  Park has considered this option and, effective September 1, 2019, reclassified all HTM debt securities to AFS. The transfer occurred at fair value and resulted in an unrealized gain, net of taxes, of $19.1 million being recorded in other comprehensive income.

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

NewDominion's results of operations were included in Park’s results beginning July 1, 2018. For the three and nine months ended September 30, 2019, Park recorded merger-related expenses of $4,000 and $83,000, respectively, associated with the NewDominion acquisition. For the three and nine months ended September 30, 2018, Park recorded merger-related expenses of $3.1 million and $3.7 million, respectively, associated with the NewDominion acquisition.

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

CAB Financial Corporation

On April 1, 2019, CAB Financial Corporation, a South Carolina corporation, merged with and into Park, with Park continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization (the "CABF Merger Agreement"), dated as of September 12, 2018, by and between Park and CABF. Immediately following the CABF merger into Park, Carolina Alliance Bank, a South Carolina state-chartered bank and a wholly-owned subsidiary of CABF, was merged with and into PNB, with PNB as the surviving bank. In accordance with the CABF Merger Agreement, CABF shareholders were to receive for each share of their CABF common stock (i) $3.80 in cash (the cash consideration) and (ii) 0.1378 of a Park common share (the stock consideration). CABF stock options and restricted stock awards were fully vested (with any performance-based vesting condition deemed satisfied) and canceled and converted automatically into the right to receive merger consideration.

Purchase consideration consisted of 1,037,205 Park common shares, valued at $98.3 million, and $28.6 million in cash to acquire 100% of CABF's outstanding shares of common stock. The acquisition is expected to provide additional revenue growth and geographic diversification.

Carolina Alliance's results of operations were included in Park's results beginning April 1, 2019. For the three and nine months ended September 30, 2019, Park recorded merger-related expenses of $0.7 million and $6.9 million, respectively, associated with the Carolina Alliance acquisition. For the both the three or nine months ended September 30, 2018, Park recorded merger-related expenses of $251,000 associated with the Carolina Alliance acquisition.

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

The following table summarizes the consideration paid for Carolina Alliance and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$28,630
Park common shares	98,275
Fair value of total consideration transferred	$126,905

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$23,799
Securities	97,606
Loans	578,577
Premises and equipment	8,337
Core deposit intangibles	10,251
Other assets	31,675
Total assets acquired	750,245

Deposits	632,649
Other liabilities	35,951
Total liabilities assumed	668,600

Net identifiable assets	81,645

Goodwill	$45,260

Park accounted for the Carolina Alliance acquisition using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Park continues to finalize the fair values of loans, intangible assets, and deferred taxes. As a result, the fair value adjustments are preliminary and may change as information becomes available. Fair value adjustments will be finalized no later than April 2020. During the three months ended September 30, 2019, Park made a $58,000 adjustment to decrease the initial fair value of deposits, which resulted in a $58,000 reduction in goodwill.

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

	Nine months ended September 30,
(dollars in thousands, except per share data)	2019	2018
Net interest income	$227,585	$225,753
Net income	$85,720	$94,509
Basic earnings per share	$5.18	$5.64
Diluted earnings per share	$5.15	$5.59

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and nine-month periods ended September 30, 2019 and 2018, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2019, were as follows:

Debt Securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$303,522	$18,383	$—	$321,905
U.S. Government sponsored entities' asset-backed securities	934,468	10,373	6,460	938,381
Total	$1,237,990	$28,756	$6,460	$1,260,286

Investment securities with unrealized losses at September 30, 2019, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt Securities AFS
U.S. Government sponsored entities' asset-backed securities	$251,414	$1,095	$181,807	$5,365	$433,221	$6,460
Total	$251,414	$1,095	$181,807	$5,365	$433,221	$6,460

Investment securities at December 31, 2018, were as follows:

Debt Securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$1,028,883	$453	$25,915	$1,003,421
Total	$1,028,883	$453	$25,915	$1,003,421

Debt Securities HTM (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$305,278	$3,202	$2,672	$305,808
U.S. Government sponsored entities' asset-backed securities	46,530	87	1,003	45,614
Total	$351,808	$3,289	$3,675	$351,422

Investment securities with unrealized/unrecognized losses at December 31, 2018, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Debt Securities AFS
U.S. Government sponsored entities' asset-backed securities	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
Total	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
Debt Securities HTM
Obligations of states and political subdivisions	$91,960	$1,095	$70,723	$1,577	$162,683	$2,672
U.S. Government sponsored entities' asset-backed securities	32,656	838	6,931	165	39,587	1,003
Total	$124,616	$1,933	$77,654	$1,742	$202,270	$3,675

Management does not believe any of the unrealized/unrecognized losses at September 30, 2019 or December 31, 2018 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

On September 1, 2019, Park adopted the portion of ASU 2019-04 which allowed for a one time reclassification of securities from HTM to AFS. On this date, Park transferred HTM securities with a fair value of $373.9 million to AFS classification. The transfer occurred at fair value and had a related unrealized gain, net of taxes, of $19.1 million recorded in other comprehensive income.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2019, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)

U.S. Government sponsored entities' asset-backed securities	$934,468	$938,381	2.37%

Obligations of state and political subdivisions:
Due five through ten years	$3,998	$4,140	3.04%
Due over ten years	299,524	317,765	3.69%
Total (1)	$303,522	$321,905	3.68%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During the three-month period ended September 30, 2019, Park sold certain AFS debt securities with a book value of $10.7 million at a gross loss of $67,000, with a tax benefit of $14,000, and sold certain AFS debt securities with a book value of $23.8 million at a gross gain of $253,000, with tax expense of $53,000. During the nine-month period ended September 30, 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $692,000, with a tax benefit of $145,000, and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000, with tax expense of $57,000.

There were no sales of investment securities during the three-month period ended September 30, 2018. During the nine-month period ended September 30, 2018, Park sold certain AFS debt securities with a book value of $245.0 million at a gross loss of $2.6 million, with a tax benefit of $551,000, and sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000, with tax expense of $13,000. Additionally, during the nine-month period ended September 30, 2018, Park sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $291,000, with tax expense of $61,000. These HTM securities had been paid down by 96.3% of the principal outstanding at acquisition.

Investment securities having a book value of $574 million and $634 million at September 30, 2019 and December 31, 2018, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for Federal Home Loan Bank advance borrowings.

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

The carrying amount of other investment securities at September 30, 2019 and December 31, 2018 was as follows:

(In thousands)	September 30, 2019	December 31, 2018
FHLB stock	$33,424	$43,388
FRB stock	14,653	8,225
Equity investments carried at fair value	1,889	1,649
Equity investments carried at cost/modified cost (1)	2,689	2,589
Equity investments carried at net asset value	15,989	17,065
Total other investment securities	$68,644	$72,916
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the nine months ended September 30, 2019, the FHLB repurchased 99,646 shares of FHLB stock with a book value of $10.0 million, and Park purchased 128,553 shares of FRB stock, with a book value of $6.4 million.

During the three months ended September 30, 2019 and 2018, $58,000 and $(326,000), respectively, of unrealized gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the consolidated condensed statements of income. During the nine months ended September 30, 2019 and 2018, $241,000 and $(33,000), respectively, of unrealized gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the consolidated condensed statements of income.

During the three months ended September 30, 2019 and 2018, $3.3 million and $415,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the consolidated condensed statements of income. During the nine months ended September 30, 2019 and 2018, $5.1 million and $1.2 million, respectively, of gains on equity investment carried at NAV were recorded within “Gain on equity securities, net” on the consolidated condensed statements of income.

An additional $3.5 million gain recorded within “Gain on equity securities, net” on the consolidated condensed statement of income for the nine months ended September 30, 2018 relates to Park's 8.55% investment in NewDominion which was held at June 30, 2018. See Note 3 - Business Combinations.

Note 6 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019			December 31, 2018
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,140,138	$5,404	$1,145,542	$1,072,786	$4,603	$1,077,389
Commercial real estate *	1,599,697	5,767	1,605,464	1,283,045	4,750	1,287,795
Construction real estate:
Commercial	223,603	777	224,380	175,300	801	176,101
Mortgage	92,985	232	93,217	70,541	151	70,692
Installment	1,581	5	1,586	2,433	7	2,440
Residential real estate:
Commercial	465,656	1,199	466,855	429,730	1,150	430,880
Mortgage	1,174,421	1,529	1,175,950	1,134,278	1,227	1,135,505
HELOC	231,007	1,185	232,192	215,283	1,159	216,442
Installment	13,027	34	13,061	14,327	36	14,363
Consumer	1,430,400	3,946	1,434,346	1,292,136	3,756	1,295,892
Leases	31,132	30	31,162	2,273	26	2,299
Total loans	$6,403,647	$20,108	$6,423,755	$5,692,132	$17,666	$5,709,798
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $15.9 million at September 30, 2019 and $12.5 million at December 31, 2018, which represented a net deferred income position at each date. At September 30, 2019 and December 31, 2018, loans included purchase accounting adjustments of $13.4 million and $4.4 million, respectively, which represented a net deferred income position at each date. This fair market value adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.0 million and $2.3 million had been reclassified to loans at September 30, 2019 and December 31, 2018, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing by class of loan as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$28,099	$3,430	$—	$31,529
Commercial real estate	36,663	2,136	625	39,424
Construction real estate:
Commercial	1,786	82	235	2,103
Mortgage	27	7	—	34
Installment	73	6	12	91
Residential real estate:
Commercial	2,224	14	—	2,238
Mortgage	15,367	8,821	1,641	25,829
HELOC	1,700	1,021	56	2,777
Installment	512	1,915	—	2,427
Consumer	3,016	1,053	570	4,639
Leases	88	—	209	297
Total loans	$89,555	$18,485	$3,348	$111,388

	December 31, 2018
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$14,998	$196	$10	$15,204
Commercial real estate	25,566	2,860	—	28,426
Construction real estate:
Commercial	1,866	—	—	1,866
Mortgage	—	15	20	35
Installment	19	9	—	28
Residential real estate:
Commercial	2,610	122	—	2,732
Mortgage	16,892	9,100	1,124	27,116
HELOC	2,158	1,028	9	3,195
Installment	468	1,049	24	1,541
Consumer	3,377	843	1,115	5,335
Leases	—	—	—	—
Total loans	$67,954	$15,222	$2,302	$85,478

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment, as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$31,529	$31,485	$44	$15,194	$15,120	$74
Commercial real estate	38,799	38,799	—	28,426	28,426	—
Construction real estate:
Commercial	1,868	1,868	—	1,866	1,866	—
Mortgage	34	—	34	15	—	15
Installment	79	—	79	28	—	28
Residential real estate:
Commercial	2,238	2,238	—	2,732	2,732	—
Mortgage	24,188	—	24,188	25,992	—	25,992
HELOC	2,721	—	2,721	3,186	—	3,186
Installment	2,427	—	2,427	1,517	—	1,517
Consumer	4,069	—	4,069	4,220	—	4,220
Leases	88	88	—	—	—	—
Total loans	$108,040	$74,478	$33,562	$83,176	$48,144	$35,032

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$19,140	$18,783	$—	$8,999	$3,713	$—
Commercial real estate	38,723	38,519	—	26,663	26,213	—
Construction real estate:
Commercial	4,682	1,868	—	4,679	1,866	—
Residential real estate:
Commercial	2,101	2,035	—	2,691	2,374	—
Leases	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial and agricultural	14,839	12,702	2,917	13,736	11,407	2,169
Commercial real estate	280	280	30	2,255	2,213	86
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	203	203	111	358	358	18
Leases	88	88	25	—	—	—
Total	$80,056	$74,478	$3,083	$59,381	$48,144	$2,273

Management’s general practice is to charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2019 and December 31, 2018, there were $3.5 million and $8.8 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $2.1 million and $2.4 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance included specific reserves related to loans individually evaluated for impairment at September 30, 2019 and December 31, 2018 of $3.1 million and $2.3 million, respectively. These loans with specific reserves had a recorded investment of $13.3 million and $14.0 million as of September 30, 2019 and December 31, 2018, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In thousands)	Recorded Investment as of September 30, 2019	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of September 30, 2018	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$31,485	$23,468	$107	$16,026	$23,247	$187
Commercial real estate	38,799	29,779	277	25,805	26,428	268
Construction real estate:
Commercial	1,868	1,922	1	2,016	2,246	4
Residential real estate:
Commercial	2,238	1,977	27	2,913	2,758	26
Leases	88	90	—	—	—	—
Total	$74,478	$57,236	$412	$46,760	$54,679	$485

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(In thousands)	Recorded Investment as of September 30, 2019	Average Recorded Investment	Interest Income Recognized		Recorded Investment as of September 30, 2018	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$31,485	$18,368	$244	—	$16,026	$22,686	$506
Commercial real estate	38,799	29,712	803	—	25,805	21,582	671
Construction real estate:
Commercial	1,868	2,176	23	—	2,016	1,661	31
Residential real estate:
Commercial	2,238	2,198	72	—	2,913	6,086	84
Leases	88	36	—		—	—	—
Total	$74,478	$52,490	$1,142	—	$46,760	$52,015	$1,292

The following tables present the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loan.

	September 30, 2019
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$2,570	$10,602	$13,172	$1,132,370	$1,145,542
Commercial real estate	673	1,354	2,027	1,603,437	1,605,464
Construction real estate:
Commercial	—	2,023	2,023	222,357	224,380
Mortgage	118	—	118	93,099	93,217
Installment	—	12	12	1,574	1,586
Residential real estate:
Commercial	40	791	831	466,024	466,855
Mortgage	10,196	9,508	19,704	1,156,246	1,175,950
HELOC	570	845	1,415	230,777	232,192
Installment	45	269	314	12,747	13,061
Consumer	5,758	1,572	7,330	1,427,016	1,434,346
Leases	51	209	260	30,902	31,162
Total loans	$20,021	$27,185	$47,206	$6,376,549	$6,423,755

(1) Includes an aggregate of $3.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $65.7 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2018
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$4,786	$1,375	$6,161	$1,071,228	$1,077,389
Commercial real estate	780	3,584	4,364	1,283,431	1,287,795
Construction real estate:
Commercial	—	1,635	1,635	174,466	176,101
Mortgage	133	20	153	70,539	70,692
Installment	28	19	47	2,393	2,440
Residential real estate:
Commercial	683	1,104	1,787	429,093	430,880
Mortgage	13,210	8,553	21,763	1,113,742	1,135,505
HELOC	620	907	1,527	214,915	216,442
Installment	155	274	429	13,934	14,363
Consumer	9,524	2,131	11,655	1,284,237	1,295,892
Leases	—	—	—	2,299	2,299
Total loans	$29,919	$19,602	$49,521	$5,660,277	$5,709,798
(1) Includes an aggregate of $2.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.7 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2019 and December 31, 2018 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2019 and December 31, 2018 for all commercial loans:

	September 30, 2019
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$27,059	$315	$31,529	$4,803	$1,081,836	$1,145,542
Commercial real estate *	11,429	1,246	38,799	10,595	1,543,395	1,605,464
Construction real estate:
Commercial	3,852	—	1,868	1,288	217,372	224,380
Residential real estate:
Commercial	1,001	33	2,238	1,926	461,657	466,855
Leases	—	—	88	568	30,506	31,162
Total commercial loans	$43,341	$1,594	$74,522	$19,180	$3,334,766	$3,473,403
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.
(1) Excludes loans acquired with deteriorated credit quality which are nonaccrual or TDRs due to additional credit deterioration or modification post acquisition. These loans had a recorded investment of $11,000 at September 30, 2019.

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

Loans and Leases Acquired with Deteriorated Credit Quality

In conjunction with the NewDominion Bank acquisition, Park acquired loans with a book value of $277.9 million as of July 1, 2018. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2019 and December 31, 2018 was $3.3 million and $4.4 million, respectively, while the outstanding customer balance was $3.4 million and $4.6 million, respectively. At September 30, 2019 and December 31, 2018, no allowance had been recognized related to the acquired impaired loans.

In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of April 1, 2019. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality with a book value of $21.8 million were recorded at the initial fair value of $19.9 million. The carrying amount of loans and leases acquired with deteriorated credit quality at September 30, 2019 was $17.2 million, while the outstanding customer balance was $18.9 million. At September 30, 2019, no allowance had been recognized related to the acquired impaired loans and leases.

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

Certain loans which were modified during the three-month and nine-month periods ended September 30, 2019 and September 30, 2018 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $15,000 of loans during the three-month period ended September 30, 2019 and on $38,000 of loans during the nine-month period ended September 30, 2019. The TDR classification was removed on $0.2 million of loans during the three-month period ended September 30, 2018 and on $2.4 million of loans during the nine-month period ended September 30, 2018.

At September 30, 2019 and December 31, 2018, there were $29.1 million and $24.6 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2019 and December 31, 2018, $17.2 million and $19.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of September 30, 2019 and December 31, 2018, loans with a recorded investment of $18.5 million and $15.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At September 30, 2019 and December 31, 2018, Park had commitments to lend $3.4 million and $0.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At both September 30, 2019 and December 31, 2018, there were $1.2 million of specific reserves related to TDRs. Modifications made in 2019 and 2018 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310. There were no additional specific reserves recorded during the three-month period ended September 30, 2019 as a result of TDRs identified in the period. Additional specific reserves of $150,000 were recorded during the three-month period ended September 30, 2018 as a result of TDRs identified in the period. Additional specific reserves of $1,000 and $160,000 were recorded during the nine-month periods ended September 30, 2019 and September 30, 2018, respectively, as a result of TDRs identified in the respective periods.

The terms of certain other loans were modified during the three-month and nine-month periods ended September 30, 2019 and September 30, 2018 that did not meet the definition of a TDR. There were $0.4 million of substandard commercial loans modified during the three-month period ended September 30, 2019 which did not meet the definition of a TDR. Substandard commercial loans modified during the nine-month period ended September 30, 2019 which did not meet the definition of a TDR had a total recorded investment of $0.6 million. There were no substandard commercial loans modified during the three-month period ended September 30, 2018 which did not meet the definition of a TDR. Substandard commercial loans modified during the nine-month period ended September 30, 2018 which did not meet the definition of a TDR had a total recorded investment of $0.2 million. Consumer loans modified during the three-month and nine-month periods ended September 30, 2019 which did not meet the definition of a TDR had a total recorded investment of $11.9 million and $21.4 million, respectively. Consumer loans with a recorded investment of $6.6 million and $17.0 million were modified during the three-month and nine-month periods ended September 30, 2018, respectively, and did not meet the definition of a TDR. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended September 30, 2019 and September 30, 2018, as well as the recorded investment of these contracts at September 30, 2019 and September 30, 2018. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended September 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$752	$5,002	$5,754
Commercial real estate	1	—	241	241
Construction real estate:
Commercial	1	82	—	82
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	13	—	13
Mortgage	4	286	215	501
HELOC	6	31	107	138
Installment	9	407	14	421
Consumer	77	174	542	716
Total loans	107	$1,745	$6,121	$7,866

	Three Months Ended September 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$22	$552	$574
Commercial real estate	3	—	1,154	1,154
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	55	249	304
Mortgage	4	—	246	246
HELOC	10	453	16	469
Installment	8	336	—	336
Consumer	71	31	590	621
Total loans	106	$897	$2,807	$3,704

Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2019, $0.6 million were on nonaccrual status as of December 31, 2018. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2018, $0.1 million were on nonaccrual status as of December 31, 2017.

The following tables detail the number of contracts modified as TDRs during the nine-month periods ended September 30, 2019 and September 30, 2018, as well as the recorded investment of these contracts at September 30, 2019 and September 30, 2018. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Nine Months Ended September 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	24	$3,237	$6,059	$9,296
Commercial real estate	5	—	3,236	3,236
Construction real estate:
Commercial	2	82	—	82
Mortgage	1	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	13	36	49
Mortgage	18	340	673	1,013
HELOC	14	121	243	364
Installment	25	951	52	1,003
Consumer	251	199	987	1,186
Total loans	342	$4,943	$11,286	$16,229

	Nine Months Ended September 30, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	16	$208	$592	$800
Commercial real estate	10	447	1,412	1,859
Construction real estate:
Commercial	1	—	—	—
Mortgage	—	—	—	—
Installment	2	12	—	12
Residential real estate:
Commercial	2	55	249	304
Mortgage	17	90	972	1,062
HELOC	18	735	125	860
Installment	17	437	16	453
Consumer	206	59	1,157	1,216
Total loans	289	$2,043	$4,523	$6,566

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2019, $1.8 million were on nonaccrual status as of December 31, 2018. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2018, $0.5 million were on nonaccrual status as of December 31, 2017.

The following tables present the recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2019 and September 30, 2018, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	2	$2	1	$1
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	4	257	8	688
HELOC	5	135	3	108
Installment	2	66	—	—
Consumer	51	477	40	315
Leases	—	—	—	—
Total loans	64	$937	52	$1,112

Of the $0.9 million in modified TDRs which defaulted during the three-month period ended September 30, 2019, $48,000 were accruing loans and $0.9 million were nonaccrual loans. Of the $1.1 million in modified TDRs which defaulted during the three-month period ended September 30, 2018, $67,000 were accruing loans and $1.0 million were nonaccrual loans.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	3	$65	1	$1
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	13	—	—
Mortgage	7	370	9	789
HELOC	7	165	3	108
Installment	2	66	—	—
Consumer	58	530	50	392
Leases	—	—	—	—
Total loans	78	$1,209	63	$1,290

Of the $1.2 million in modified TDRs which defaulted during the nine-month period ended September 30, 2019, $87,000 were accruing loans and $1.1 million were nonaccrual loans. Of the $1.3 million in modified TDRs which defaulted during the nine-month period ended September 30, 2018, $67,000 were accruing loans and $1.2 million were nonaccrual loans.

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No change was made to the environmental loss factor during the nine months ended September 30, 2019.

The activity in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2019 and September 30, 2018 is summarized in the following tables.

	Three Months Ended September 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$17,370	$10,377	$5,065	$8,869	$12,265	$57	$54,003
Charge-offs	585	8	—	85	1,801	—	2,479
Recoveries	403	246	432	98	1,183	—	2,362
Net charge-offs/(recoveries)	182	(238)	(432)	(13)	618	—	117
Provision/(recovery)	1,238	(177)	(65)	49	908	14	1,967
Ending balance	$18,426	$10,438	$5,432	$8,931	$12,555	$71	$55,853

	Three Months Ended September 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,478	$9,406	$4,652	$9,245	$11,671	$—	$49,452
Charge-offs	993	23	26	61	2,371	—	3,474
Recoveries	136	27	156	130	875	4	1,328
Net charge-offs/(recoveries)	857	(4)	(130)	(69)	1,496	(4)	2,146
Provision/(recovery)	1,394	337	(187)	(212)	1,612	(4)	2,940
Ending balance	$15,015	$9,747	$4,595	$9,102	$11,787	$—	$50,246

	Nine Months Ended September 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	1,498	401	—	176	6,319	—	8,394
Recoveries	983	360	543	640	3,824	1	6,351
Net charge-offs/(recoveries)	515	41	(543)	(464)	2,495	(1)	2,043
Provision/(recovery)	2,164	711	426	(264)	3,277	70	6,384
Ending balance	$18,426	$10,438	$5,432	$8,931	$12,555	$71	$55,853

	Nine Months Ended September 30, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	1,929	252	57	279	7,123	—	9,640
Recoveries	994	203	435	734	2,942	4	5,312
Net charge-offs/(recoveries)	935	49	(378)	(455)	4,181	(4)	4,328
Provision/(recovery)	928	195	(213)	(674)	4,354	(4)	4,586
Ending balance	$15,015	$9,747	$4,595	$9,102	$11,787	$—	$50,246

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2019 and December 31, 2018, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2019 and December 31, 2018, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2018 Annual Report).

The composition of the allowance for loan losses at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,917	$30	$—	$111	$—	$25	$3,083
Collectively evaluated for impairment	15,509	10,408	5,432	8,820	12,555	46	52,770
Acquired with deteriorated credit quality (1)	—	—	—	—	—	—	—
Total ending allowance balance	$18,426	$10,438	$5,432	$8,931	$12,555	$71	$55,853

Loan balance:
Loans individually evaluated for impairment	$31,472	$38,758	$1,869	$2,237	$—	$88	$74,424
Loans collectively evaluated for impairment	1,103,885	1,550,422	314,942	1,878,615	1,430,397	30,476	6,308,737
Loans acquired with deteriorated credit quality (1)	4,781	10,517	1,358	3,259	3	568	20,486
Total ending loan balance	$1,140,138	$1,599,697	$318,169	$1,884,111	$1,430,400	$31,132	$6,403,647

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	9.27%	0.08%	—%	4.96%	—%	28.41%	4.14%
Loans collectively evaluated for impairment	1.40%	0.67%	1.72%	0.47%	0.88%	0.15%	0.84%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.62%	0.65%	1.71%	0.47%	0.88%	0.23%	0.87%

Recorded investment:
Loans individually evaluated for impairment	$31,485	$38,799	$1,868	$2,238	$—	$88	$74,478
Loans collectively evaluated for impairment	1,109,254	1,556,070	315,927	1,882,543	1,434,343	30,506	6,328,643
Loans acquired with deteriorated credit quality (1)	4,803	10,595	1,388	3,277	3	568	20,634
Total ending recorded investment	$1,145,542	$1,605,464	$319,183	$1,888,058	$1,434,346	$31,162	$6,423,755
  (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration or modification post-acquisition. These loans had a balance of $11,000, a recorded investment of $11,000, and no allowance as of September 30, 2019.

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
 (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration or modification post acquisition. These loans had a balance of $475,000, a recorded investment of $475,000, and no allowance as of December 31, 2018.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2019 and December 31, 2018, respectively, Park had $22.0 million and $4.2 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 6 - Loans, and Note 7 - Allowance for Loan Losses. The contractual balance was $21.7 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively. The gain expected upon sale was $294,000 and $60,000 at September 30, 2019 and December 31, 2018, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2019 or December 31, 2018.

Note 9 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the nine months ended September 30, 2019 and 2018.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2017	$72,334	$—	$72,334
Acquired goodwill and other intangible assets	40,405	7,549	47,954
Amortization	—	289	289
September 30, 2018	$112,739	$7,260	$119,999

December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	45,260	10,251	55,511
Amortization	—	1,732	1,732
September 30, 2019	$157,999	$15,490	$173,489

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed during the second quarter of 2019, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. There have been no subsequent circumstances or events triggering an additional evaluation.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$16,500	$2,310	$6,249	$578
Trade name intangible assets	1,300	—	1,300	—
Total	$17,800	$2,310	$7,549	$578

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. The trade name intangible is an indefinite life asset and is not amortized, but rather is assessed, at least annually, for impairment. Aggregate amortization expense was $741,000 and $1.7 million for the three and nine months ended September 30, 2019, respectively. Aggregate amortization expense was $289,000 for both the three and nine months ended September 30, 2018.

Estimated amortization expense related to core deposit intangible assets for each of the periods listed below follows:

(in thousands)	Total
Three months ending December 31, 2019	$741
2020	2,502
2021	2,040
2022	1,725
2023	1,548

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Affordable housing tax credit investments	$54,909	$50,347
Unfunded commitments	28,439	22,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2019 and 2029.
During the three months ended September 30, 2019 and 2018, Park recognized amortization expense of $1.8 million and $1.9 million, respectively, which was included within the provision for income taxes. During the nine months ended September 30, 2019 and 2018, Park recognized amortization expense of $5.4 million and $5.6 million, respectively, which was included within the provision for income taxes. Additionally, during the three months ended September 30, 2019 and 2018, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.6 million and $2.0 million, respectively, and during each of the nine months ended September 30, 2019 and 2018, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $6.9 million, which was included within the provision for income taxes.
Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to other real estate owned at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at September 30, 2019 and December 31, 2018 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2019	December 31, 2018
OREO:
Commercial real estate	$2,385	$2,359
Construction real estate	380	1,108
Residential real estate	1,014	836
Total OREO	$3,779	$4,303

Loans in process of foreclosure:
Residential real estate	$2,499	$2,346

In addition to real estate, Park may also repossess different types of collateral. At both September 30, 2019 and December 31, 2018, Park had $4.0 million in other repossessed assets which are included in "Other Assets" on the Consolidated Condensed Balance Sheets. For both periods presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.41 billion at September 30, 2019, $1.39 billion at December 31, 2018 and $1.38 billion at September 30, 2018. At September 30, 2019, $2.4 million of the sold mortgage loans were sold with recourse, compared to $2.5 million at December 31, 2018 and $2.6 million at September 30, 2018. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2019 and December 31, 2018, management had established reserves of $26,000 and $60,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,104	$10,077	$10,178	$9,688
Additions	722	432	1,462	1,208
Amortization	(534)	(387)	(1,259)	(1,156)
Changes in valuation allowance	(332)	(26)	(421)	356
Carrying amount, net, end of period	$9,960	$10,096	$9,960	$10,096

Valuation allowance:
Beginning of period	$321	$248	$232	$630
Changes in valuation allowance	332	26	421	(356)
End of period	$653	$274	$653	$274

Servicing fees included in other service income were $0.9 million for each of the three months ended September 30, 2019 and 2018 and were $2.7 million for each of the nine months ended September 30, 2019 and 2018.

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

The Company adopted ASU 2016-02, Leases (ASC 842), using the modified retrospective method as of the date of adoption, January 1, 2019, as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative period financial information for effects of the adoption of the standard or make the new required lease disclosures for periods prior to the effective date. Upon adoption of this accounting guidance on January 1, 2019, Park recorded an initial ROU asset of $11.0 million, and a lease liability of $11.8 million, and reclassified an existing deferred rent liability of $0.6 million. The impact to the Company's retained earnings, net of the tax impact, was $143,000.

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

•	Lease payments included in the measurement of the lease liability are comprised of the following:

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's consolidated condensed balance sheet. The carrying amount of Park's ROU asset and lease liability at September 30, 2019 were $14.4 million and $15.2 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's consolidated condensed statements of income.

Other information related to operating leases for the three and nine months ended September 30, 2019 was as follows:

(Dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$831	$2,320
Sublease income	(97)	(285)
Total lease cost	$734	$2,035

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$843	$2,336
ROU assets obtained in exchange for new operating lease liabilities	$342	$381
Reductions to ROU assets resulting from reductions to lease obligations	$(726)	$(2,021)

At September 30, 2019, Park's operating leases had a weighted average remaining term of 7.4 years and a weighted average discount rate of 3.1%.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2019
Three months ending December 31, 2019	$852
2020	2,868
2021	2,565
2022	2,406
2023	2,294
Thereafter	6,044
Total undiscounted minimum lease payments	$17,029
Present value adjustment	(1,838)
Total lease liabilities	$15,191

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

At September 30, 2019 and December 31, 2018, Park's repurchase agreement borrowings totaled $161 million and $165 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $188 million and $272 million at September 30, 2019 and December 31, 2018, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2019 and December 31, 2018, Park had $785 million and $933 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$160,838	$—	$—	$—	$160,838

	December 31, 2018
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$164,966	$—	$—	$—	$164,966

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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million as of September 30, 2019 were designated as cash flow hedges of certain FHLB advances. There were no interest rate swaps of FHLB advances as of December 31, 2018.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $36.0 million as of September 30, 2019. There were no interest rate swaps of commercial loans as of December 31, 2018.

All of the Company's interest rate swaps were determined to be fully effective during the three and nine months ended September 30, 2019. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive loss would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of September 30, 2019 follows:

	September 30, 2019
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$35,961
Weighted average pay rates	2.595%	4.692%
Weighted average receive rates	2.303%	4.692%
Weighted average maturity (years)	2.7	10.4
Unrealized losses	$704	$—

Interest expense recorded on swap transactions totaled $16,000 and $7,000 for the three-month and nine-month periods ended September 30, 2019. No interest income or expense related to swap transactions was recorded during the three-month and nine-month periods ended September 30, 2018.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in AOCI and the consolidated condensed statements of income related to interest rate swaps for the three-month and nine-month periods ended September 30, 2019.

	Three Months Ended September 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(49)	$—	$—

	Nine Months Ended September 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(556)	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets as of September 30, 2019.

(In thousands)	September 30, 2019
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	35,163	2,503
Matched interest rate swaps with counterparty	798	3
Total included in other assets	$35,961	$2,506

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(704)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	798	(3)
Matched interest rate swaps with counterparty	35,163	(2,503)
Total included in other liabilities	$60,961	$(3,210)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designated in hedge relationships. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the Condensed Consolidated Statements of Income.

At September 30, 2019 and December 31, 2018, Park had $28.8 million and $5.8 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $422,000 and $87,000 at September 30, 2019 and December 31, 2018, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2019, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 16 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2019 and 2018:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding loss on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at July 1, 2019	$(29,672)	$(507)	$3,872	$(26,307)
Other comprehensive (loss) income before reclassifications (1)	—	(49)	13,889	13,840
Amounts reclassified from accumulated other comprehensive loss	—	—	(147)	(147)
Net current period other comprehensive (loss) income	—	(49)	13,742	13,693
Ending balance at September 30, 2019	$(29,672)	$(556)	$17,614	$(12,614)

Beginning balance at July 1, 2018	$(26,701)	$—	$(28,308)	$(55,009)
Other comprehensive loss before reclassifications	—	—	(5,141)	(5,141)
Net current period other comprehensive loss	—	—	(5,141)	(5,141)
Ending balance at September 30, 2018	$(26,701)	$—	$(33,449)	$(60,150)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding loss on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at January 1, 2019	$(29,672)	$—	$(20,116)	$(49,788)
Other comprehensive (loss) income before reclassifications (1)	—	(556)	37,397	36,841
Amounts reclassified from accumulated other comprehensive loss	—	—	333	333
Net current period other comprehensive (loss) income	—	(556)	37,730	37,174
Ending balance at September 30, 2019	$(29,672)	$(556)	$17,614	$(12,614)

Beginning balance at January 1, 2018, as previously presented	$(23,526)	$—	$(2,928)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	—	(995)	(995)
Beginning balance at January 1, 2018, as adjusted	(23,526)	—	(3,923)	(27,449)
Reclassification of disproportionate income tax effects	(3,175)	—	(631)	(3,806)
Net current period activity
Other comprehensive loss before reclassifications	—	—	(30,919)	(30,919)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,024	2,024
Net current period other comprehensive loss	—	—	(28,895)	(28,895)
Ending balance at September 30, 2018	$(26,701)	$—	$(33,449)	$(60,150)
(1) During the three-month and nine-month periods ended September 30, 2019, Park transferred HTM securities with a fair value of $373.9 million to AFS classification. The transfer occurred at fair value and had a related unrealized gain of $24.2 million ($19.1 million net of taxes), recorded in other comprehensive income.

During the three-month period ended September 30, 2019, there was $186,000 ($147,000 net of tax) reclassified out of accumulated other comprehensive loss due to net gains on the sale of AFS debt securities. During the nine-month period ended September 30, 2019, there was $421,000 ($333,000 net of tax) reclassified out of accumulated other comprehensive loss due to net losses on the sale of AFS debt securities. During the nine-month period ended September 30, 2018, there was $2.6 million ($2.0 million net of tax) reclassified out of accumulated other comprehensive loss due to net losses on the sale of AFS debt securities. All of these losses were recorded within "net gain (loss) on the sale of investment securities" on the consolidated condensed statements of income. During the three-month period ended September 30, 2018, there were no reclassifications out of accumulated other comprehensive loss.

Note 17 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2019	2018	2019	2018
Numerator:
Net income	$31,146	$24,762	$78,764	$84,126
Denominator:
Weighted-average common shares outstanding	16,382,798	15,686,542	16,198,294	15,420,135
Effect of dilutive PBRSUs and TBRSUs	92,943	146,192	89,401	140,531
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,475,741	15,832,734	16,287,695	15,560,666
Earnings per common share:
Basic earnings per common share	$1.90	$1.58	$4.86	$5.46
Diluted earnings per common share	$1.89	$1.56	$4.84	$5.41

Park awarded 58,740 and 48,053 PBRSUs to certain employees during the nine months ended September 30, 2019 and 2018, respectively. No PBRSUs were awarded during either of the three months ended September 30, 2019 and 2018.

On April 1, 2019, Park issued 1,037,205 common shares to complete its acquisition of Carolina Alliance and granted 15,700 TBRSUs to Carolina Alliance Division employees. These common shares are included in average common shares outstanding beginning on that date.

Park repurchased 84,603 and 421,253 common shares during the three and nine months ended September 30, 2019, respectively, to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. Park repurchased 50,000 common shares to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) during the nine months ended September 30, 2018. No common shares were repurchased during the three months ended September 30, 2018.

Note 18 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segments for the Corporation are its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio), and Guardian Financial Services Company. "All Other", which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC, is shown to reconcile the segment totals to the consolidated condensed statements of income.

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

	Operating Results for the three months ended September 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$76,180	$1,244	$(323)	$77,101
Provision for (recovery of) loan losses	2,320	143	(496)	1,967
Other income	24,842	59	3,235	28,136
Other expense	60,943	902	3,893	65,738
Income (loss) before income taxes	$37,759	$258	$(485)	$37,532
Income tax expense (benefit)	6,811	55	(480)	6,386
Net income (loss)	$30,948	$203	$(5)	$31,146

Assets (as of September 30, 2019)	$8,673,919	$27,481	$22,210	$8,723,610

	Operating Results for the three months ended September 30, 2018
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$66,195	$1,252	$229	$67,676
Provision for (recovery of) loan losses	2,935	183	(178)	2,940
Other income	22,559	63	1,442	24,064
Other expense	51,982	810	6,524	59,316
Income (loss) before income taxes	$33,837	$322	$(4,675)	$29,484
Income tax expense (benefit)	5,981	68	(1,327)	4,722
Net income (loss)	$27,856	$254	$(3,348)	$24,762

Assets (as of September 30, 2018)	$7,707,474	$28,551	$20,466	$7,756,491

	Operating Results for the nine months ended September 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$217,355	$3,786	$(413)	$220,728
Provision for (recovery of) loan losses	6,563	458	(637)	6,384
Other income	68,224	142	4,603	72,969
Other expense	172,931	2,638	17,188	192,757
Income (loss) before income taxes	$106,085	$832	$(12,361)	$94,556
Income tax expense (benefit)	19,063	179	(3,450)	15,792
Net income (loss)	$87,022	$653	$(8,911)	$78,764

	Operating Results for the nine months ended September 30, 2018
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$190,319	$3,818	$3,131	$197,268
Provision for (recovery of) loan losses	4,491	773	(678)	4,586
Other income	64,544	135	9,530	74,209
Other expense	149,152	2,412	14,594	166,158
Income (loss) before income taxes	$101,220	$768	$(1,255)	$100,733
Income tax expense (benefit)	17,822	162	(1,377)	16,607
Net income	$83,398	$606	$122	$84,126

The operating results in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2019 and 2018. The reconciling amounts for consolidated total assets for the periods ended September 30, 2019 and 2018 consisted of the elimination of intersegment borrowings and the assets of the Parent Company and SEPH which were not eliminated.

Note 19 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of September 30, 2019, there were 60,805 common shares subject to PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2019, 616,083 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2019, 127,200 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

There were no awards granted during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Compensation Committee of the Board of Directors of Park granted awards of TBRSUs, under the 2017 Employees LTIP, covering an aggregate of 15,700 shares to Carolina Alliance Bank Division employees and granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 common shares to certain employees of Park and its subsidiaries. During the nine months ended September 30, 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 48,053 common shares to certain employees of Park and its subsidiaries. Additionally, on July 1, 2018, Park granted 13,637 TBRSUs to NewDominion Bank Division employees. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the nine months ended September 30, 2019 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2019	152,631
Granted	74,440
Vested	(27,719)
Forfeited	(1,262)
Adjustment for performance conditions of PBRSUs (1)	(3,368)
Nonvested at September 30, 2019 (2)	194,722

(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of September 30, 2019, 176,007 PBRSUs and TBRSUs are expected to vest.

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

Share-based compensation expense of $1.2 million and $1.0 million was recognized for the three-month periods ended September 30, 2019 and 2018, respectively, and $3.8 million and $3.1 million was recognized for the nine-month periods ended September 30, 2019 and 2018, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding as of September 30, 2019:

(In thousands)
Three months ending December 31, 2019	$1,287
2020	4,047
2021	2,388
2022	1,038
2023	163
Total	$8,923

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or nine-month periods ended September 30, 2019 and 2018.

The following table shows the components of net periodic pension benefit expense (income):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2019	2018	2019	2018
Service cost	$1,468	$1,637	$4,404	$4,911	Employee benefits
Interest cost	1,373	1,309	4,119	3,927	Other components of net periodic pension benefit income
Expected return on plan assets	(3,026)	(3,354)	(9,078)	(10,062)	Other components of net periodic pension benefit income
Recognized net actuarial loss	470	340	1,410	1,020	Other components of net periodic pension benefit income
Net periodic pension benefit expense (income)	$285	$(68)	$855	$(204)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2019	2018	2019	2018
Service cost	$202	$157	$604	$635	Employee benefits
Interest cost	165	188	495	349	Miscellaneous expense
Total SERP expense	$367	$345	$1,099	$984

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2019
Assets
Investment securities:
Obligations of states and political subdivisions	—	321,905		321,905
U.S. Government sponsored entities’ asset-backed securities	—	938,381	—	938,381
Equity securities	1,451	—	438	1,889
Mortgage loans held for sale	—	21,986	—	21,986
Mortgage IRLCs	—	422	—	422
Loan interest rate swaps	—	2,506	—	2,506

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	704	—	704
Loan interest rate swaps	—	2,506	—	2,506

Fair Value Measurements at December 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$1,003,421	$—	$1,003,421
Equity securities	1,225	—	424	1,649
Mortgage loans held for sale	—	4,158	—	4,158
Mortgage IRLCs	—	87	—	87

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during any of the three-month or nine-month periods ended September 30, 2019 or 2018. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

The following methods and assumptions were used by the Company in determining the fair value of the financial assets and liabilities discussed above:

Interest rate swaps:  The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2).

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

The tables below present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine months ended September 30, 2019 and 2018, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2019 and 2018

(In thousands)	Equity Securities	Fair value swap
Balance at July 1, 2019	$433	$(226)
Total gains/(losses)
Included in other income	5	—
Balance at September 30, 2019	$438	$(226)

Balance at July 1, 2018	$420	$(226)
Total gains/(losses)
Included in other income	4	—
Balance at September 30, 2018	$424	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2019 and 2018

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2019	$424	$(226)
Total gains/(losses)
Included in other income	14	—
Balance at September 30, 2019	$438	$(226)

Balance at January 1, 2018	$417	$(226)
Total gains/(losses)
Included in other income	7	—
Balance at September 30, 2018	$424	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of September 30, 2019 and December 31, 2018, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of September 30, 2019, there were no PCI loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at September 30, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,862	$1,862
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	182	182
Total impaired loans recorded at fair value	$—	$—	$3,679	$3,679

MSRs	$—	$7,462	$—	$7,462

OREO:
Commercial real estate	—	—	2,385	2,385
Residential real estate	—	—	779	779
Total OREO recorded at fair value	$—	$—	$3,164	$3,164

Other repossessed assets	$—	$—	$3,598	$3,598

Fair Value Measurements at December 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$4,059	$4,059
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	705	705
Total impaired loans recorded at fair value	$—	$—	$6,399	$6,399

MSRs	$—	$1,169	$—	$1,169

OREO:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	729	729
Residential real estate	—	—	650	650
Total OREO recorded at fair value	$—	$—	$3,674	$3,674

Other repossessed assets	$—	$—	$3,464	$3,464

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

	September 30, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$3,820	$3,126	$141	$3,679
Remaining impaired loans	70,658	2,507	2,942	67,716
Total impaired loans	$74,478	$5,633	$3,083	$71,395

	December 31, 2018
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,503	$3,630	$104	$6,399
Remaining impaired loans	41,641	7,616	2,169	39,472
Total impaired loans	$48,144	$11,246	$2,273	$45,871

The expense from credit adjustments related to impaired loans carried at fair value was $0.1 million for both of the three-month periods ended September 30, 2019 and 2018. The expense from credit adjustments related to impaired loans carried at fair value during the nine months ended September 30, 2019 and 2018 was $0.2 million and $0.3 million, respectively.

MSRs totaled $10.0 million at September 30, 2019. Of this $10.0 million MSR carrying balance, $7.5 million was recorded at fair value and included a valuation allowance of $0.7 million. The remaining $2.5 million was recorded at cost, as the fair value of the MSRs exceeded cost at September 30, 2019. At December 31, 2018, MSRs totaled $10.2 million. Of this $10.2 million MSR carrying balance, $1.2 million was recorded at fair value and included a valuation allowance of $0.2 million. The remaining $9.0 million was recorded at cost, as the fair value exceeded cost at December 31, 2018. The expense related to MSRs carried at fair value during the three months ended September 30, 2019 and 2018 was $332,000 and $26,000, respectively. The expense (income) related to MSRs carried at fair value during the nine months ended September 30, 2019 and 2018 was $421,000 and $(356,000), respectively.

Total OREO held by Park at September 30, 2019 and December 31, 2018 was $3.8 million and $4.3 million, respectively. Approximately 84% and 85% of OREO held by Park at September 30, 2019 and December 31, 2018, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At September 30, 2019 and December 31, 2018, OREO held at fair value, less estimated selling costs, amounted to $3.2 million and $3.7 million, respectively. The net expense related to OREO fair value adjustments was $41,000 and $77,000 for the three-month periods ended September 30, 2019 and 2018, respectively. The net expense related to OREO fair value adjustments was $123,000 and $398,000 for the nine-month periods ended September 30, 2019 and 2018, respectively.

Other repossessed assets totaled $4.0 million at September 30, 2019, of which $3.6 million was recorded at fair value. Other repossessed assets totaled $4.0 million at December 31, 2018, of which $3.5 million was recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets for the three-month and nine-month periods ended September 30, 2019. Expense related to fair value adjustments on other repossessed assets for each of the three-month periods and nine-month periods ended September 30, 2018 was $0.3 million.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

September 30, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$1,861	Sales comparison approach	Adj to comparables	0.0% - 89.6% (28.1%)
		Income approach	Capitalization rate	10.6% (10.6%)
		Cost approach	Accumulated depreciation	60.0% - 93.1% (72.4%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	0.1% - 72.4% (38.5%)

Residential real estate	$182	Sales comparison approach	Adj to comparables	0.0% - 53.5% (13.8%)

Other real estate owned:
Commercial real estate	$2,385	Sales comparison approach	Adj to comparables	0.9% - 68.4% (31.1%)
		Income approach	Capitalization rate	10.0% - 13.0% (12.8%)

Residential real estate	$779	Sales comparison approach	Adj to comparables	1.9% - 54.6% (34.6%)

Balance at December 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$4,059	Sales comparison approach	Adj to comparables	0.0% - 107.5% (31.1%)
		Income approach	Capitalization rate	9.5% - 10.8% (10.6%)
		Cost approach	Accumulated depreciation	4.2% - 90.1% (11.0%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	5.0% - 90.0% (26.1%)

Residential real estate	$705	Sales comparison approach	Adj to comparables	0.0% - 40.0% (13.2%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$729	Sales comparison approach	Adj to comparables	0.0% - 45.0% (21.7%)

Residential real estate	$650	Sales comparison approach	Adj to comparables	30.4% - 54.6% (42.5%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

As of September 30, 2019 and December 31, 2018, Park had Partnership Investments with a NAV of $12.4 million and $11.0 million, respectively. As of September 30, 2019 and December 31, 2018, Park had $3.6 million and $6.1 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2019 and 2018, Park recognized income of $3.3 million and $0.4 million, respectively, related to these Partnership Investments. For the nine-month periods ended September 30, 2019 and 2018, Park recognized income of $5.1 million and $1.2 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$372,726	$372,726	$—	$—	$372,726
Investment securities (1)	1,260,286	—	1,260,286	—	1,260,286
Other investment securities (2)	1,889	1,451	—	438	1,889

Loans held for sale	21,986	—	21,986	—	21,986
Mortgage IRLCs	422	—	422	—	422
Impaired loans carried at fair value	3,678	—	—	3,679	3,679
Other loans, net	6,321,708	—	—	6,325,294	6,325,294
Loans receivable, net	$6,347,794	$—	$22,408	$6,328,973	$6,351,381

Financial liabilities:
Time deposits	1,127,366	—	1,133,648	—	1,133,648
Other	5,271	5,271	—	—	5,271
Deposits (excluding demand deposits)	$1,132,637	$5,271	$1,133,648	$—	$1,138,919

Short-term borrowings	$185,838	$—	$185,838	$—	$185,838
Long-term debt	297,500	—	307,047	—	307,047
Subordinated notes	15,000	—	13,810	—	13,810

Derivative financial instruments - assets:
Loan interest rate swaps	$2,506	$—	$2,506	$—	$2,506

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	704	—	704	—	704
Loan interest rate swaps	2,506	—	2,506	—	2,506
(1) Includes AFS debt securities.
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

Note 22 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and nine-month periods ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,151	$—	$—	$2,151
Employee benefit and retirement-related accounts	1,753	—	—	1,753
Investment management and investment advisory agency accounts	2,547	—	—	2,547
Other	391	—	—	391
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,911	—	—	1,911
Demand deposit account (DDA) charges	784	—	—	784
Other	169	—	—	169
Other service income (1)
Credit card	586	1	—	587
HELOC	71	—	1	72
Installment	62	—	(88)	(26)
Real estate	3,226	—	(1)	3,225
Commercial	262	—	140	402
Debit card fee income	5,313	—	—	5,313
Bank owned life insurance income (2)	1,021	—	86	1,107
ATM fees	482	—	—	482
OREO valuation adjustments (2)	(41)	—	—	(41)
Loss on sale of OREO, net	(53)	—	—	(53)
Net gain on sale of investment securities (2)	186	—	—	186
Gain on equity securities, net (2)	240	—	3,095	3,335
Other components of net periodic pension benefit income (2)	1,147	13	23	1,183
Miscellaneous (3)	2,634	45	(21)	2,658
Total other income	$24,842	$59	$3,235	$28,136
(1) Of the $4.3 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $3.0 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.7 million, all of which are within scope of ASC 606.

	Three Months Ended September 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$1,994	$—	$—	$1,994
Employee benefit and retirement-related accounts	1,703	—	—	1,703
Investment management and investment advisory agency accounts	2,353	—	—	2,353
Other	368	—	—	368
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,926	—	—	1,926
Demand deposit account (DDA) charges	764	—	—	764
Other	171	—	—	171
Other service income (1)
Credit card	592	6	—	598
HELOC	128	—	—	128
Installment	60	—	6	66
Real estate	2,145	—	—	2,145
Commercial	291	—	18	309
Debit card fee income	4,352	—	—	4,352
Bank owned life insurance income (2)	960	—	1,625	2,585
ATM fees	500	—	—	500
OREO valuation adjustments (2)	(78)	—	1	(77)
Gain (loss) on sale of OREO, net	36	—	(117)	(81)
Gain (loss) on equity securities, net (2)	228	—	(139)	89
Other components of net periodic pension benefit income (2)	1,653	18	34	1,705
Miscellaneous (3)	2,413	39	14	2,466
Total other income	$22,559	$63	$1,442	$24,064
(1) Of the $3.2 million of aggregate revenue included within "Other service income", approximately $1.1 million is within the scope of ASC 606, with the remaining $2.1 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.5 million, all of which are within scope of ASC 606.

	Nine Months Ended September 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$6,757	$—	$—	$6,757
Employee benefit and retirement-related accounts	5,185	—	—	5,185
Investment management and investment advisory agency accounts	7,421	—	—	7,421
Other	1,137	—	—	1,137
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	5,241	—	—	5,241
Demand deposit account (DDA) charges	2,336	—	—	2,336
Other	501	—	—	501
Other service income (1)
Credit card	1,785	5	—	1,790
HELOC	282	—	4	286
Installment	203	—	(83)	120
Real estate	7,890	—	(10)	7,880
Commercial	901	—	141	1,042
Debit card fee income	14,909	—	—	14,909
Bank owned life insurance income (2)	3,116	—	283	3,399
ATM fees	1,382	—	—	1,382
OREO valuation adjustments (2)	(123)	—	—	(123)
Loss on sale of OREO, net	(84)	—	(140)	(224)
Net loss on sale of investment securities (2)	(421)	—	—	(421)
Gain on equity securities, net (2)	972	—	4,337	5,309
Other components of net periodic pension benefit income (2)	3,440	40	69	3,549
Miscellaneous (3)	5,394	97	2	5,493
Total other income	$68,224	$142	$4,603	$72,969
(1) Of the $11.1 million of aggregate revenue included within "Other service income", approximately $4.0 million is within the scope of ASC 606, with the remaining $7.1 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.5 million, all of which are within scope of ASC 606.

	Nine Months Ended September 30, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$6,383	$—	$—	$6,383
Employee benefit and retirement-related accounts	5,003	—	—	5,003
Investment management and investment advisory agency accounts	6,936	—	—	6,936
Other	1,157	—	—	1,157
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	5,608	—	—	5,608
Demand deposit account (DDA) charges	2,503	—	—	2,503
Other	498	—	—	498
Other service income (1)
Credit card	1,652	20	—	1,672
HELOC	345	—	—	345
Installment	197	—	6	203
Real estate	6,748	—	—	6,748
Commercial	847	—	1,075	1,922
Debit card fee income	12,736	—	—	12,736
Bank owned life insurance income (2)	2,822	—	1,803	4,625
ATM fees	1,534	—	—	1,534
OREO valuation adjustments (2)	(179)	—	(219)	(398)
Gain on sale of OREO, net	1,442	—	2,651	4,093
Net loss on sale of investment securities (2)	(2,271)	—	—	(2,271)
Gain on equity securities, net (2)	520	—	4,113	4,633
Other components of net periodic pension benefit income (2)	4,957	56	102	5,115
Miscellaneous (3)	5,106	59	(1)	5,164
Total other income	$64,544	$135	$9,530	$74,209
(1) Of the $10.9 million of aggregate revenue included within "Other service income", approximately $4.4 million is within the scope of ASC 606, with the remaining $6.5 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.2 million, all of which are within the scope of ASC 606.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the current economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans; changes in interest rates and prices may adversely impact prepayment penalty income, mortgage banking income, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to tax reform legislation, changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational, asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business; disruption in the liquidity and other functioning of U.S. financial markets; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures (which could in turn impact our credit spreads), customer acquisition and retention, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and our ability to attract, develop and retain qualified banking professionals; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, and the Basel III regulatory capital reforms; the effects of easing restrictions on participants in the financial services industry; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the extent to which the new current expected credit loss rule issued by the FASB in June 2016, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and HTM securities, as opposed to the current practice of recording losses which it is probable that a loss event has occurred, may adversely affect Park's reported financial condition or results of operations; Park's assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results; changes in law and policy accompanying the current presidential administration and uncertainty or speculation pending the enactment of such changes;

significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; the existence or exacerbation of general geopolitical instability and uncertainty; the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations and changes in the relationship of the U.S. and its global trading partners), monetary and other fiscal policies (including the impact of money supply and interest rate policies to the Federal Reserve Board) and other governmental policies of the U.S. federal government; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government - backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries; continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically; the effect of healthcare laws in the U.S. and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; Park's ability to integrate recent acquisitions (including CABF) as well as to identify, make or integrate any future suitable strategic acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected; risk and uncertainties associated with Park's entry into new geographic markets with its recent acquisitions, including expected revenue synergies and cost savings from the merger of Park and CABF not being fully realized or realized within the expected time frame; revenues following the merger of Park and CABF may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger of Park and CABF; Park issued equity securities in the acquisitions of NewDominion Bank and CABF and may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Park's current shareholders; the discontinuation of LIBOR and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Non-GAAP Financial Measures

Item 2 of Part I of of this Form 10-Q contains non-U.S. GAAP financial measures where management believes it to be helpful in understanding Park’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found herein.

Items Impacting Comparability of Period Results
From time to time, revenue, expenses, and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results are due to merger and acquisition activities and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for credit losses (aside from former Vision Bank loan relationships), gains (losses) on equity securities, and asset valuation writedowns, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

Management believes the disclosure of items impacting comparability of period results provides a better understanding of our performance and trends and allows management to ascertain which of such items, if any, to include or exclude from an analysis of our performance; i.e., within the context of determining how that performance differed from expectations, as well as how, if at all, to adjust estimates of future performance taking such items into account.

Items impacting comparability of the results of particular periods are not intended to be a complete list of items that may materially impact current or future period performance.

FTE (fully taxable equivalent) Ratios
Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. In the tables included within the "Net Interest Income" section of this MD&A, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

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

OREO, property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized within other income on the date of sale.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of AFS debt securities. The fair value of these AFS debt securities is calculated largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific debt securities but rather relying on the debt securities’ relationship to other benchmark quoted debt securities. Please see Note 21 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill, as of September 30, 2019, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, The Park National Bank to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2019, with financial data as of March 31, 2019, and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2019 and 2018

Summary Discussion of Results

Net income for the three months ended September 30, 2019 was $31.1 million, compared to $24.8 million for the third quarter of 2018. Diluted earnings per common share were $1.89 for the third quarter of 2019, compared to $1.56 for the third quarter of 2018. Weighted average diluted common shares outstanding were 16,475,741 for the third quarter of 2019, compared to 15,832,734 weighted average diluted common shares outstanding for the third quarter of 2018.

Net income for the nine months ended September 30, 2019 was $78.8 million, compared to $84.1 million for the first nine months of 2018. Diluted earnings per common share were $4.84 for the first nine months of 2019, compared to $5.41 for the first nine months of 2018. Weighted average diluted common shares outstanding were 16,287,695 for the first nine months of 2019, compared to 15,560,666 weighted average diluted common shares outstanding for the first nine months of 2018.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2019, for the first nine months of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company ("GFSC") and "All Other" which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC ("SEPH"). SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

Net income (loss) by segment
(In thousands)	Q3 2019	Q2 2019	Q1 2019	Nine months YTD 2019	Nine months YTD 2018	2018	2017
PNB	$30,948	$29,382	$26,692	$87,022	$83,398	$109,472	$87,315
GFSC	203	163	287	653	606	521	260
All Other	(5)	(7,382)	(1,524)	(8,911)	122	394	(3,333)
Total Park	$31,146	$22,163	$25,455	$78,764	$84,126	$110,387	$84,242

Net income for the nine months ended September 30, 2019 of $78.8 million represented a $5.4 million, or 6.4%, decrease compared to $84.1 million for the nine months ended September 30, 2018. Net income for both the nine months ended September 30, 2019 and the nine months ended September 30, 2018 included several items of income and expense that impact comparability of period results. Refer to the "Items Impacting Comparability" section within this MD&A for further information.

The following discussion provides additional information regarding the two segments that make up Park's ongoing operations, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2019, for the first nine months of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q3 2019	Q2 2019	Q1 2019	Nine months YTD 2019	Nine months YTD 2018	2018	2017
Net interest income	$76,180	$74,893	$66,282	$217,355	$190,319	$258,547	$235,243
Provision for loan losses	2,320	1,803	2,440	6,563	4,491	7,569	9,898
Other income	24,842	22,674	20,708	68,224	64,544	88,981	82,742
Other expense	60,943	60,014	51,974	172,931	149,152	206,843	185,891
Income before income taxes	$37,759	$35,750	$32,576	$106,085	$101,220	$133,116	$122,196
Income tax expense	6,811	6,368	5,884	19,063	17,822	23,644	34,881
Net income	$30,948	$29,382	$26,692	$87,022	$83,398	$109,472	$87,315

Net interest income of $217.4 million for the nine months ended September 30, 2019 represented a $27.0 million, or 14.2%, increase compared to $190.3 million for the nine months ended September 30, 2018. The increase was a result of a $42.6 million increase in interest income, offset by a $15.6 million increase in interest expense.
The $42.6 million increase in interest income was primarily due to a $42.5 million increase in interest income on loans. The increase in interest income on loans was partially the result of a $731.9 million increase in average loans from $5.38 billion for the nine months ended September 30, 2018, to $6.11 billion for the nine months ended September 30, 2019. Additionally, the yield on loans increased 36 basis points to 5.15% for the nine months ended September 30, 2019, compared to 4.79% for the nine months ended September 30, 2018. Interest income was impacted by the acquisition of NewDominion Bank ("NewDominion") on July 1, 2018 and the acquisition of CABF on April 1, 2019. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $29.0 million to interest income at PNB during the nine months ended September 30, 2019. The NewDominion Bank Division contributed $3.9 million to interest income at PNB during the nine months ended September 30, 2018.
The $15.6 million increase in interest expense was primarily due to a $15.8 million increase in interest expense on deposits. The increase in interest expense on deposits was partially the result of a $499.3 million increase in average interest-bearing deposits from $4.46 billion for the nine months ended September 30, 2018, to $4.96 billion for the nine months ended September 30, 2019. Additionally, the cost of deposits increased by 36 basis points from 0.67% for the nine months ended September 30, 2018 to 1.03% for the nine months ended September 30, 2019. Interest expense was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $3.5 million to interest expense at PNB during the nine months ended September 30, 2019. The NewDominion Bank Division contributed $353,000 to interest expense at PNB during the nine months ended September 30, 2018.
The provision for loan losses of $6.6 million for the nine months ended September 30, 2019 represented an increase of $2.1 million, compared to $4.5 million for the nine months ended September 30, 2018. Refer to the “Credit Metrics and Provision for Loan Losses” section of this MD&A for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $68.2 million for the nine months ended September 30, 2019 represented an increase of $3.7 million, or 5.7%, compared to $64.5 million for the nine months ended September 30, 2018. The $3.7 million increase was primarily related to a $2.2 million increase in debit card fee income, a $1.3 million increase in other service income, a $1.0 million increase in income from fiduciary activities, a $903,000 increase in operating lease income, which is included in miscellaneous income, and a decrease of $1.8 million in net losses on the sale of investment securities, offset by a $1.5 million decrease in net gains on the sale of OREO, a $1.5 million decrease in other components of net periodic benefit income, and a $532,000 decrease in service charges on deposit accounts. Other income was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $3.2 million to other income at PNB during the nine months ended September 30, 2019. The NewDominion Bank Division contributed $225,000 to other income at PNB during the nine months ended September 30, 2018.

Other expense of $172.9 million for the nine months ended September 30, 2019 represented an increase of $23.8 million, or 15.9%, compared to $149.2 million for the nine months ended September 30, 2018. The $23.8 million increase was related to a $10.1 million increase in salary expense, a $5.7 million increase in employee benefits expense, primarily related to increased group insurance costs, payroll taxes and an increase in the company match in Park's defined contribution plan, a $1.8 million increase in data processing expense, a $1.7 million increase in professional fees and services expense, a $1.4 million increase in core deposit intangible amortization expense, a $966,000 increase in occupancy expense, a $886,000 increase in operating lease depreciation, which is included in miscellaneous expense, a $764,000 increase in furniture and equipment expense, a $518,000 increase in marketing expense, and a $470,000 increase in non loan related losses, offset by a $1.3 million decrease in other insurance expense, primarily related to an assessment credit utilized for the FDIC expense. Other expense was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Bank Division and the Carolina Alliance Bank Division added $7.0 million and $11.4 million, respectively, to other expense at PNB during the nine months ended September 30, 2019. The NewDominion Bank Division added $3.1 million to other expense at PNB during the nine months ended September 30, 2018. Cost savings related to the Carolina Alliance acquisition are expected to be fully realized following the fourth quarter of 2019 conversion of Carolina Alliance's core banking system.
Excluding the impact of the NewDominion Bank Division and the Carolina Alliance Bank Division, other expense of $154.5 million for the nine months ended September 30, 2019 represented an increase of $8.4 million, or 5.8%, compared to $146.1 million for the nine months ended September 30, 2018. The $8.4 million increase was related to a $4.1 million increase in employee benefits expense, primarily related to increased group insurance costs, payroll taxes and an increase in the company match in Park's defined contribution plan, a $3.5 million increase in salary expense, a $1.1 million increase in data processing expense, a $916,000 increase in professional fees and services expense, and a $339,000 increase in non loan related losses, offset by a $1.5 million decrease in other insurance expense, primarily related to an assessment credit utilized for the FDIC expense, and a $336,000 decrease in occupancy expense.
The table below provides certain balance sheet information and financial ratios for PNB as of or for the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018.

(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018	% change from 12/31/18	% change from 9/30/18
Loans	$6,382,673	$5,671,173	$5,605,925	12.55%	13.86%
Allowance for loan losses	53,865	49,067	47,981	9.78%	12.26%
Net loans	6,328,808	5,622,106	5,557,944	12.57%	13.87%
Investment securities	1,321,018	1,418,938	1,435,046	(6.90)%	(7.95)%
Total assets	8,673,919	7,753,848	7,707,474	11.87%	12.54%
Total deposits	7,234,450	6,334,796	6,353,965	14.20%	13.86%
Average assets (1)	8,353,174	7,573,713	7,523,967	10.29%	11.02%
Efficiency ratio (2)	60.09%	59.03%	58.04%	1.80%	3.53%
Return on average assets (3)	1.39%	1.45%	1.48%	(4.14)%	(6.08)%
(1) Average assets for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018.
(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.2 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively, and $2.9 million for the year ended December 31, 2018.
(3) Annualized for the nine months ended September 30, 2019 and 2018.

Loans outstanding at September 30, 2019 were $6.38 billion, compared to $5.67 billion at December 31, 2018, an increase of $711.5 million, or 12.6% (16.8% annualized). Excluding $570.5 million of loans at the Carolina Alliance Bank Division at September 30, 2019, loans outstanding at September 30, 2019 were $5.81 billion, compared to $5.67 billion at December 31, 2018, an increase of $141.0 million, or 2.5% (3.3% annualized). The table below breaks out the change in loans outstanding, excluding those at the Carolina Alliance Bank Division, by loan type.

PNB less Carolina Alliance Bank Division
(In thousands)	September 30, 2019	December 31, 2018	change	% change	% change annualized
Home equity	$196,147	$215,426	$(19,279)	(8.9)%	(12.0)%
Installment	1,406,305	1,279,831	126,474	9.9%	13.2%
Real estate	1,224,844	1,207,160	17,684	1.5%	2.0%
Commercial	2,980,699	2,963,339	17,360	0.6%	0.8%
Other	4,200	5,417	(1,217)	(22.5)%	(30.0)%
Total loans	$5,812,195	$5,671,173	$141,022	2.5%	3.3%

Loans outstanding at September 30, 2019 were $6.38 billion, compared to $5.61 billion at September 30, 2018, an increase of $776.7 million, or 13.9%. Excluding $570.5 million of loans outstanding at the Carolina Alliance Bank Division at September 30, 2019, loans outstanding at September 30, 2019 were $5.81 billion, compared to $5.61 billion at September 30, 2018, an increase of $206.3 million, or 3.7%. The table below breaks out the change in loans outstanding, excluding those at the Carolina Alliance Bank Division, by loan type.

PNB less Carolina Alliance Bank Division
(In thousands)	September 30, 2019	September 30, 2018	change	% change
Home equity	$196,147	$221,779	$(25,632)	(11.6)%
Installment	1,406,305	1,281,320	124,985	9.8%
Real estate	1,224,844	1,208,683	16,161	1.3%
Commercial	2,980,699	2,889,413	91,286	3.2%
Other	4,200	4,730	(530)	(11.2)%
Total loans	$5,812,195	$5,605,925	$206,270	3.7%

PNB's allowance for loan losses increased by $4.8 million, or 9.8%, to $53.9 million at September 30, 2019, compared to $49.1 million at December 31, 2018. Net charge offs were $1.8 million, or 0.04% of total average loans (annualized), for the nine months ended September 30, 2019 and were $6.1 million, or 0.11% of total average loans, for the twelve months ended December 31, 2018. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at September 30, 2019 were $7.23 billion, compared to $6.33 billion at December 31, 2018, an increase of $899.7 million, or 14.2% (19.0% annualized). Excluding $632.4 million of total deposits at the Carolina Alliance Bank Division at September 30, 2019, total deposits at September 30, 2019 were $6.60 billion, compared to $6.33 billion at December 31, 2018, an increase of $267.2 million, or 4.2% (5.6% annualized). The table below breaks out the change in deposit balances, excluding those at the Carolina Alliance Bank Division, by deposit type.

PNB less Carolina Alliance Bank Division
(In thousands)	September 30, 2019	December 31, 2018	change	% change	% change annualized
Non-interest bearing deposits	$1,871,843	$1,882,979	$(11,136)	(0.6)%	(0.8)%
Transaction accounts	1,489,468	1,364,743	124,725	9.1%	12.2%
Savings	2,249,825	2,043,897	205,928	10.1%	13.5%
Certificates of deposits	990,886	1,043,177	(52,291)	(5.0)%	(6.7)%
Total deposits	$6,602,022	$6,334,796	$267,226	4.2%	5.6%

Total deposits at September 30, 2019 were $7.23 billion, compared to $6.35 billion at September 30, 2018, an increase of $880.5 million, or 13.9%. Excluding $632.4 million of total deposits at the Carolina Alliance Bank Division at September 30, 2019, total deposits at September 30, 2019 were $6.60 billion, compared to $6.35 billion at September 30, 2018, an increase of $248.1 million, or 3.9%. The table below breaks out the change in deposit balances, excluding those at the Carolina Alliance Bank Division, by deposit type.

PNB less Carolina Alliance Bank Division
(In thousands)	September 30, 2019	September 30, 2018	change	% change
Non-interest bearing deposits	$1,871,843	$1,804,924	$66,919	3.7%
Transaction accounts	1,489,468	1,431,242	58,226	4.1%
Savings	2,249,825	2,027,682	222,143	11.0%
Certificates of deposits	990,886	1,090,117	(99,231)	(9.1)%
Total deposits	$6,602,022	$6,353,965	$248,057	3.9%

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first, second and third quarters of 2019, for the first nine months of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q3 2019	Q2 2019	Q1 2019	Nine months YTD 2019	Nine months YTD 2018	2018	2017
Net interest income	$1,244	$1,217	$1,325	$3,786	$3,818	$5,048	$5,839
Provision for loan losses	143	170	145	458	773	1,328	1,917
Other income	59	51	32	142	135	187	103
Other expense	902	891	845	2,638	2,412	3,245	3,099
Income before income taxes	$258	$207	$367	$832	$768	$662	$926
Income tax expense	55	44	80	179	162	141	666
Net income	$203	$163	$287	$653	$606	$521	$260

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018.

(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018	% change from 12/31/18	% change from 9/30/18
Loans	$27,964	$32,664	$29,849	(14.39)%	(6.32)%
Allowance for loan losses	1,988	2,445	2,265	(18.69)%	(12.23)%
Net loans	25,976	30,219	27,584	(14.04)%	(5.83)%
Total assets	27,481	31,388	28,551	(12.45)%	(3.75)%
Average assets (1)	29,713	29,741	30,126	(0.09)%	(1.37)%
Return on average assets (2)	2.94%	1.75%	2.69%	68.00%	9.29%
(1) Average assets for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018.
(2) Annualized for the nine months ended September 30, 2019 and 2018.

All Other

The table below reflects All Other net (loss) income for the first, second and third quarters of 2019, for the first nine months of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q3 2019	Q2 2019	Q1 2019	Nine months YTD 2019	Nine months YTD 2018	2018	2017
Net interest (expense) income	$(323)	$(259)	$169	$(413)	$3,131	$3,303	$2,677
Recovery of loan losses	(496)	(54)	(87)	(637)	(678)	(952)	(3,258)
Other income	3,235	83	1,285	4,603	9,530	11,933	3,584
Other expense	3,893	9,287	4,008	17,188	14,594	18,667	14,172
Net loss before income tax benefit	$(485)	$(9,409)	$(2,467)	$(12,361)	$(1,255)	$(2,479)	$(4,653)
Income tax benefit	(480)	(2,027)	(943)	(3,450)	(1,377)	(2,873)	(1,320)
Net (loss) income	$(5)	$(7,382)	$(1,524)	$(8,911)	$122	$394	$(3,333)

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships.

Net interest (expense) income decreased to net expense of $413,000 for the nine months ended September 30, 2019 from net income of $3.1 million for the nine months ended September 30, 2018. The decrease was the result of a decrease in interest payments received from SEPH impaired loan relationships.

SEPH had net recoveries of $637,000 for the nine months ended September 30, 2019, compared to net recoveries of $678,000 for the nine months ended September 30, 2018.

Other income of $4.6 million for the nine months ended September 30, 2019 represented a decrease of $4.9 million, compared to $9.5 million for the nine months ended September 30, 2018. The $4.9 million decrease was largely due to a $2.8 million decrease in gain on the sale of OREO, net, a $1.5 million decrease in bank owned life insurance income, primarily related to income from death benefits paid on policies in 2018, and a $1.0 million decrease in loan fee income as a result of a reduction in payments received from SEPH impaired loan relationships.

Other expense of $17.2 million for the nine months ended September 30, 2019 represented an increase of $2.6 million, or 17.8%, compared to $14.6 million for the nine months ended September 30, 2018. The $2.6 million increase was primarily related to an increase of $1.8 million in salary expense, and a $543,000 increase in professional fees and services (both increases primarily related to merger-related expenses). Merger-related expenses were $7.0 million for the nine months ended September 30, 2019, compared to $3.9 million for the nine months ended September 30, 2018.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2019, for the first nine months of each of 2019 and 2018, and for the years ended December 31, 2018 and 2017.

(In thousands)	Q3 2019	Q2 2019	Q1 2019	Nine months YTD 2019	Nine months YTD 2018	2018	2017
Net interest income	$77,101	$75,851	$67,776	$220,728	$197,268	$266,898	$243,759
Provision for loan losses	1,967	1,919	2,498	6,384	4,586	7,945	8,557
Other income	28,136	22,808	22,025	72,969	74,209	101,101	86,429
Other expense	65,738	70,192	56,827	192,757	166,158	228,755	203,162
Income before income taxes	$37,532	$26,548	$30,476	$94,556	$100,733	$131,299	$118,469
Income tax expense	6,386	4,385	5,021	15,792	16,607	20,912	34,227
Net income	$31,146	$22,163	$25,455	$78,764	$84,126	$110,387	$84,242

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2019 and 2018

Net interest income increased by $9.4 million, or 13.9%, to $77.1 million for the third quarter of 2019, compared to $67.7 million for the third quarter of 2018. See the discussion under the table below.

	Three months ended September 30, 2019			Three months ended September 30, 2018
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,371,323	$84,365	5.25%	$5,609,813	$70,034	4.95%
Taxable investments	1,027,115	6,326	2.44%	1,205,206	7,691	2.53%
Tax-exempt investments (2)	306,867	2,817	3.64%	303,949	2,792	3.64%
Money market instruments	298,441	1,825	2.43%	87,143	428	1.95%
Interest earning assets	$8,003,746	$95,333	4.73%	$7,206,111	$80,945	4.46%

Interest bearing deposits	$5,287,851	14,343	1.08%	$4,642,530	9,740	0.83%
Short-term borrowings	180,470	478	1.05%	179,109	288	0.64%
Long-term debt	373,125	2,667	2.84%	415,000	2,525	2.42%
Interest bearing liabilities	$5,841,446	$17,488	1.19%	$5,236,639	$12,553	0.95%
Excess interest earning assets	$2,162,300			$1,969,472
Tax equivalent net interest income		$77,845			$68,392
Net interest spread			3.54%			3.51%
Net interest margin			3.86%			3.77%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $152,000 for the three months ended September 30, 2019 and $129,000 for the same period of 2018.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $592,000 for the three months ended September 30, 2019 and $587,000 for the same period of 2018.

Average interest earnings assets for the third quarter of 2019 increased by $798 million, or 11.1%, to $8,004 million, compared to $7,206 million for the third quarter of 2018. The average yield on interest earning assets increased by 27 basis points to 4.73% for the third quarter of 2019, compared to 4.46% for the third quarter of 2018.

Interest income for the three months ended September 30, 2019 included purchase accounting accretion of $1.8 million related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the three months ended September 30, 2018 included purchase accounting accretion of $439,000 related to the acquisition of NewDominion and also included $119,000 related to payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. Excluding the impact of these items, the yield on loans was 5.13% and 4.91% for the three months ended September 30, 2019 and 2018, respectively, and the yield on earning assets was 4.63% and 4.42% for the three months ended September 30, 2019 and 2018, respectively.

Average interest bearing liabilities for the third quarter of 2019 increased by $605 million, or 11.5%, to $5,841 million, compared to $5,237 million for the third quarter of 2018. The average cost of interest bearing liabilities increased by 24 basis points to 1.19% for the third quarter of 2019, compared to 0.95% for the third quarter of 2018.

Interest expense for the three months ended September 30, 2019 included a benefit from purchase accounting accretion of $182,000 related to the acquisitions of NewDominion and Carolina Alliance. Interest expense for the three months ended September 30, 2018 included approximately $608,000 of interest expense related to an accrual for an interest rate adjustment on an interest bearing deposit product and $143,000 of purchase accounting accretion related to the acquisition of NewDominion. Excluding the impact of these items, the average cost of interest bearing liabilities was 1.20% for the three months ended September 30, 2019 and was 0.92% for the three months ended September 30, 2018.

Removing the impacts of interest income related to payments on former Vision Bank loan relationships, the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance and the accrual for an interest rate adjustment on an interest bearing deposit product, the net interest margin was 3.76% for both the three months ended September 30, 2019 and 2018, respectively.

Yield on Loans: Average loan balances increased $762 million, or 13.6%, to $6,371 million for the third quarter of 2019, compared to $5,610 million for the third quarter of 2018. The average yield on the loan portfolio increased by 30 basis points to 5.25% for the third quarter of 2019, compared to 4.95% for the third quarter of 2018.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2019 and 2018.

	Three months ended September 30, 2019		Three months ended September 30, 2018
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$234,887	5.79%	$223,460	5.28%
Installment loans	1,407,812	5.34%	1,306,405	5.07%
Real estate loans	1,262,851	4.45%	1,205,812	4.21%
Commercial loans (1)	3,460,626	5.47%	2,869,221	5.17%
Other	5,147	10.83%	4,915	12.41%
Total loans and leases before allowance	$6,371,323	5.25%	$5,609,813	4.95%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $152,000 for the three months ended September 30, 2019 and $129,000 for the same period of 2018.

Loan interest income for the three months ended September 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 5.38%, the yield on installment loans was 5.33%, the yield on real estate loans was 4.39%, the yield on commercial loans was 5.29% and the yield on total loans and leases before allowance was 5.13%.

Loan interest income for the three months ended September 30, 2018 includes income related to payments received on former Vision Bank impaired loan relationships, some of which are participated with PNB as well as the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding this income, the yield on home equity loans was 5.12%, the yield on real estate loans was 4.10%, the yield on commercial loans was 5.15% and the yield on total loans and leases before allowance was 4.91%.

Cost of Deposits: Average interest bearing deposit balances increased $645 million, or 13.9%, to $5,288 million for the third quarter of 2019, compared to $4,643 for the third quarter of 2018. The average cost of funds on deposit balances increased by 25 basis points to 1.08% for the third quarter of 2019, compared to 0.83% for the third quarter of 2018.

The table below shows for the three months ended September 30, 2019 and 2018, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2019		Three months ended September 30, 2018
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,784,784	0.88%	$1,483,691	0.81%
Savings deposits and clubs	2,354,172	0.96%	2,063,376	0.65%
Time deposits	1,148,895	1.62%	1,095,463	1.21%
Total interest bearing deposits	$5,287,851	1.08%	$4,642,530	0.83%

Deposit interest expense for the three months ended September 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 1.68% and the cost of total interest bearing deposits was 1.09%.

Deposit interest expense for the three months ended September 30, 2018, included a $608,000 accrual for an interest rate adjustment on an interest bearing deposit product and $143,000 of purchase accounting accretion related to the acquisition of NewDominion. Excluding these items, the cost of funds for transaction accounts was 0.65%, the cost of time deposits was 1.26% and the cost of total interest bearing deposits was 0.79%.

Comparison for the First Nine Months of 2019 and 2018

Net interest income increased by $23.5 million, or 11.9%, to $220.7 million for the first nine months of 2019, compared to $197.3 million for the first nine months of 2018. See the discussion under the table below.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,133,386	$239,122	5.21%	$5,401,631	$199,181	4.93%
Taxable investments	1,077,566	20,240	2.51%	1,205,747	22,204	2.46%
Tax-exempt investments (2)	311,213	8,545	3.67%	301,501	8,301	3.68%
Money market instruments	158,395	2,994	2.53%	79,256	1,070	1.80%
Interest earning assets	$7,680,560	$270,901	4.72%	$6,988,135	$230,756	4.41%

Interest bearing deposits	$4,967,106	38,381	1.03%	$4,467,206	22,574	0.68%
Short-term borrowings	218,939	1,977	1.21%	225,310	1,283	0.76%
Long-term debt	380,284	7,585	2.67%	424,615	7,509	2.36%
Interest bearing liabilities	$5,566,329	$47,943	1.15%	$5,117,131	$31,366	0.82%
Excess interest earning assets	$2,114,231			$1,871,004
Tax equivalent net interest income		$222,958			$199,390
Net interest spread			3.57%			3.59%
Net interest margin			3.88%			3.81%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $435,000 for the nine months ended September 30, 2019 and $378,000 for the same period of 2018.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.8 million for the nine months ended September 30, 2019 and $1.7 million for the same period of 2018.

Average interest earnings assets for the first nine months of 2019 increased by $693 million, or 9.9%, to $7,681 million, compared to $6,988 million for the first nine months of 2018. The average yield on interest earning assets increased by 31 basis points to 4.72% for the first nine months of 2019, compared to 4.41% for the first nine months of 2018.

Interest income for the nine months ended September 30, 2019 included purchase accounting accretion of $3.4 million related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the nine months ended September 30, 2018 included $3.4 million related to payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB, as well as $439,000 related to the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding the impact of these items, the yield on loans was 5.13% and 4.84% for the nine months ended September 30, 2019 and 2018, respectively, and the yield on earning assets was 4.65% and 4.34% for the nine months ended September 30, 2019 and 2018, respectively.

Average interest bearing liabilities for the first nine months of 2019 increased by $449 million, or 8.8%, to $5,566 million, compared to $5,117 million for the first nine months of 2018. The average cost of interest bearing liabilities increased by 33 basis points to 1.15% for the first nine months of 2019, compared to 0.82% for the first nine months of 2018.

Interest expense for the nine months ended September 30, 2019 included a benefit from purchase accounting accretion of $456,000 related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this item, the average cost of interest bearing liabilities was 1.16% for the nine months ended September 30, 2019. Interest expense for the nine months ended September 30, 2018 included a benefit from purchase accounting accretion of $143,000 related to the acquisition of NewDominion. This accretion did not impact the average cost of interest bearing liabilities for the nine months ended September 30, 2018.

Removing the impacts of interest income related to payments on former Vision Bank loan relationships and the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.81% and 3.74% for the nine months ended September 30, 2019 and 2018, respectively.

Yield on Loans: Average loan balances increased $731 million, or 13.5%, to $6,133 million for the first nine months of 2019, compared to $5,402 million for the first nine months of 2018. The average yield on the loan portfolio increased by 28 basis points to 5.21% for the first nine months of 2019, compared to 4.93% for the first nine months of 2018.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$230,570	5.75%	$204,550	5.06%
Installment loans	1,354,589	5.33%	1,289,192	5.01%
Real estate loans	1,237,805	4.35%	1,170,162	4.08%
Commercial loans (1)	3,305,559	5.44%	2,733,077	5.23%
Other	4,863	11.45%	4,650	12.85%
Total loans and leases before allowance	$6,133,386	5.21%	$5,401,631	4.93%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $435,000 for the nine months ended September 30, 2019 and $378,000 for the same period of 2018.

Loan interest income for the nine months ended September 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 5.53%, the yield on installment loans was 5.32%, the yield on real estate loans was 4.31%, the yield on commercial loans was 5.32% and the yield on total loans and leases before allowance was 5.13%.

Loan interest income for the nine months ended September 30, 2018 includes income related to payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB, as well as the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding this income, the yield on home equity loans was 4.99%, the yield on real estate loans was 4.04%, the yield on commercial loans was 5.07% and the yield on total loans and leases before allowance was 4.84%.

Cost of Deposits: Average interest bearing deposit balances increased $500 million, or 11.2%, to $4,967 million for the first nine months of 2019, compared to $4,467 for the first nine months of 2018. The average cost of funds on deposit balances increased by 35 basis points to 1.03% for the first nine months of 2019, compared to 0.68% for the first nine months of 2018.

The table below shows for the nine months ended September 30, 2019 and 2018, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,626,095	0.81%	$1,388,097	0.55%
Savings deposits and clubs	2,233,237	0.94%	2,027,438	0.54%
Time deposits	1,107,774	1.55%	1,051,671	1.11%
Total interest bearing deposits	$4,967,106	1.03%	$4,467,206	0.68%

Deposit interest expense for the nine months ended September 30, 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds on time deposits was 1.60% and the cost of total interest bearing deposits was 1.05%. Deposit interest expense for the nine months ended September 30, 2018 included the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding this income, the cost of funds on time deposits was 1.13% and the cost of total interest bearing deposits was 0.68%.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2019 and for the years ended December 31, 2018, 2017 and 2016.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - first nine months	5.21%	2.77%	2.53%	4.72%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2019 and 2018 and a 35% federal corporate income tax rate for 2017 and 2016. The taxable equivalent adjustment was $435,000 for the nine months ended September 30, 2019, and $528,000, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2019 and 2018 and a 35% federal corporate income tax rate for 2017 and 2016. The taxable equivalent adjustment was $1.8 million for the nine months ended September 30, 2019, and $2.3 million, $3.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(3) Interest income for the years ended December 31, 2018, 2017 and 2016 included $3.4 million, $2.3 million and $6.2 million, respectively, related to payments received on former Vision Bank impaired loan relationships, some of which are participated with PNB, as well as $3.4 million and $1.1 million of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance for the nine months ended September 30, 2019 and the year ended December 31, 2018. Excluding these sources of income, the yield on loans was 5.13%, 4.89%, 4.66% and 4.64%, for the nine months ended September 30, 2019, and for the years ended December 31, 2018, 2017, and 2016, respectively, and the yield on earning assets was 4.65%, 4.40%, 4.05% and 4.00%, for the nine months ended September 30, 2019 and for the years ended December 31, 2018, 2017 and 2016, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2019 and for the years ended December 31, 2018, 2017 and 2016.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - first nine months	1.03%	1.21%	2.67%	1.15%
(1) Interest expense for the nine months ended September 30, 2019 and the year ended December 31, 2018 included $456,000 and $287,000 of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for both periods) and Carolina Alliance (for the nine months ended September 30, 2019). Excluding this income, the cost of funds on interest bearing deposits was 1.05% and 0.73%, respectively, and the cost of interest bearing liabilities was 1.16% and 0.86%, respectively.

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

The table below provides additional information on the provision for loan losses for the three-month and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Beginning balance	$54,003	$49,452	$51,512	$49,988
Charge-offs	2,479	3,474	8,394	9,640
Recoveries	2,362	1,328	6,351	5,312
Net charge-offs	117	2,146	2,043	4,328
Provision for loan losses	1,967	2,940	6,384	4,586
Ending balance	$55,853	50,246	$55,853	$50,246

Net charge-offs as a % of average loans (annualized)	0.01%	0.15%	0.04%	0.11%

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of September 30, 2019, there was no allowance related to performing acquired loans. Commercial acquired loans totaling $3.6 million have had credit deterioration since acquisition and have been placed on nonaccrual status. A specific reserve of $400,000 has been established related to these credits.

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park including information related to specific reserves and general reserves, at September 30, 2019, December 31, 2018 and September 30, 2018.

Park - Allowance for Loan Losses
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Total allowance for loan losses	$55,853	$51,512	$50,246
Specific reserves	3,083	2,273	1,846
General reserves	$52,770	$49,239	$48,400

Total loans	$6,403,647	$5,692,132	$5,625,323
Impaired commercial loans	74,424	48,135	46,698
Total loans less impaired commercial loans	$6,329,223	$5,643,997	$5,578,625

Total allowance for loan losses to total loans ratio	0.87%	0.90%	0.89%
General reserves as a % of total loans less impaired commercial loans	0.83%	0.87%	0.87%
General reserves as a % of total loans less impaired commercial loans (excluding performing acquired loans)	0.93%	0.91%	0.91%

The allowance for loan losses of $55.9 million at September 30, 2019 represented a $4.3 million, or 8.4%, increase compared to $51.5 million at December 31, 2018. This increase was the result of a $3.5 million increase in general reserves and a $810,000 increase in specific reserves.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. As of September 30, 2019, December 31, 2018 and September 30, 2018, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at September 30, 2019, December 31, 2018 and September 30, 2018.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Nonaccrual loans	$89,555	$67,954	$66,654
Accruing TDRs	18,382	15,173	14,602
Loans past due 90 days or more	3,247	2,243	2,025
Total nonperforming loans	$111,184	$85,370	$83,281

OREO	3,779	4,303	5,276
Other nonperforming assets - PNB	3,598	3,464	7,170
Total nonperforming assets	$118,561	$93,137	$95,727

Percentage of nonaccrual loans to total loans	1.40%	1.19%	1.18%
Percentage of nonperforming loans to total loans	1.74%	1.50%	1.48%
Percentage of nonperforming assets to total loans	1.85%	1.64%	1.70%
Percentage of nonperforming assets to total assets	1.36%	1.19%	1.23%

Included in the nonaccrual loan totals above is $1.6 million of SEPH nonaccrual loans at each of September 30, 2019, December 31, 2018 and September 30, 2018. Included in the OREO totals above is $797,000 of SEPH OREO at September 30, 2019, $1.5 million at December 31, 2018 and $2.2 million at September 30, 2018.

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At September 30, 2019, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

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

As of September 30, 2019, Park had taken partial charge-offs of $5.6 million related to the $74.4 million of commercial loans considered to be impaired, compared to partial charge-offs of $11.2 million related to the $48.1 million of impaired commercial loans at December 31, 2018.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans with deteriorated credit quality with a book value of $21.8 million which were recorded at the initial fair value of $19.9 million. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2019 was $20.5 million, of which $11,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $20.5 million are not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2018 was $4.4 million, of which $475,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $3.9 million are not included in impaired loan totals.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2018 to incorporate losses through December 31, 2018.

Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $35.4 million, or 1.23% of the outstanding principal balance of performing commercial loans at September 30, 2019. Excluding acquired loans, at September 30, 2019, the coverage level within the commercial loan portfolio was approximately 3.48 years compared to 3.39 years at December 31, 2018. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 108-month period ended December 31, 2018, for the commercial loan portfolio was 0.35%. This 108-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision Bank loans.

Excluding acquired loans, the overall reserve of 1.23% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.17%; special mention commercial loans are reserved at 5.46%; and substandard commercial loans are reserved at 3.92%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 108-month loss experience of 0.35% are due to the following factors which management reviews on a quarterly or annual basis:

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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No change was made to the environmental loss factor during the nine months ended September 30, 2019.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 108 months, through December 31, 2018. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). Excluding acquired loans, at September 30, 2019, the coverage level within the consumer loan portfolio was approximately 1.87 years compared to 1.87 years at December 31, 2018. Historical loss experience, over the 108-month period ended December 31, 2018, for the consumer loan portfolio was 0.33%.

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

Other Income

Other income increased by $4.1 million to $28.1 million for the quarter ended September 30, 2019, compared to $24.1 million for the third quarter of 2018 and decreased $1.2 million to $73.0 million for the first nine months of 2019, compared to $74.2 million for the first nine months of 2018.

The increase for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to increases in gain on equity securities, net; other service income; debit card fee income; and income from fiduciary activities, partially offset by declines in bank owned life insurance income; and other components of net periodic pension benefit income. The decrease for the first nine months of 2019 compared to the first nine months of 2018 was primarily due to declines in (loss) gain on the sale of OREO, net (from a net gain to a net loss); other components of net periodic pension benefit income; and bank owned life insurance income, partially offset by increases in debit card fee income; a reduction in net loss on the sale of investment securities; and an increase in income from fiduciary activities.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Income from fiduciary activities	$6,842	$6,418	$424	$20,500	$19,479	$1,021
Service charges on deposit accounts	2,864	2,861	3	8,078	8,609	(531)
Other service income	4,260	3,246	1,014	11,118	10,890	228
Debit card fee income	5,313	4,352	961	14,909	12,736	2,173
Bank owned life insurance income	1,107	2,585	(1,478)	3,399	4,625	(1,226)
ATM fees	482	500	(18)	1,382	1,534	(152)
OREO valuation adjustments	(41)	(77)	36	(123)	(398)	275
(Loss) gain on sale of OREO, net	(53)	(81)	28	(224)	4,093	(4,317)
Net gain (loss) on the sale of investment securities	186	—	186	(421)	(2,271)	1,850
Gain on equity securities, net	3,335	89	3,246	5,309	4,633	676
Other components of net periodic pension benefit income	1,183	1,705	(522)	3,549	5,115	(1,566)
Miscellaneous	2,658	2,466	192	5,493	5,164	329
Total other income	$28,136	$24,064	$4,072	$72,969	$74,209	$(1,240)

Income from fiduciary activities, which represents revenue earned from Park's trust activities, increased by $424,000, or 6.6%, to $6.9 million for the three months ended September 30, 2019, compared to $6.4 million for the same period in 2018, and increased $1.0 million, or 5.2%, to $20.5 million for the nine months ended September 30, 2019, compared to $19.5 million for the same period in 2018. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2019 was $5,756 million compared to $5,492 million for the nine months ended September 30, 2018.

Service charges on deposits decreased by $531,000, or 6.2%, to $8.1 million for the nine months ended September 30, 2019, compared to $8.6 million for the same period in 2018. The decline was largely as a result of a decline in non-sufficient funds (NSF) fee income and service charges on demand deposit accounts.

Other service income increased by $1.0 million, or 31.2%, to $4.3 million for the three months ended September 30, 2019, compared to $3.2 million for the same period of 2018, and increased $228,000, or 2.1%, to $11.1 million for the nine months ended September 30, 2019, compared to $10.9 million for the same period in 2018. The primary reason for the increases was an increase in sold mortgage loan originations.

Debit card fee income increased $961,000, or 22.1%, to $5.3 million for the three months ended September 30, 2019, compared to $4.4 million for the same period in 2018, and increased $2.2 million, or 17.1%, to $14.9 million for the nine months ended September 30, 2019, compared to $12.7 million for the same period in 2018. The increases in 2019 were attributable to continued increases in the volume of debit card transactions and changes in our point of sale network. The number of transactions for the nine months ended September 30, 2019 increased 7.1% from the same period in 2018.

Bank owned life insurance income decreased $1.5 million, or 57.2%, to $1.1 million for the three months ended September 30, 2019, compared to $2.6 million for the same period in 2018 and decreased $1.2 million, or 26.5%, to $3.4 million for the nine months ended September 30, 2019, compared to $4.6 million for the same period in 2019. The decreases were primarily related to income from death benefits paid on policies in 2018. Park recorded no income from death benefits paid on policies for the three months ended September 30, 2019, and recorded $208,000 of income from death benefits paid on policies for the nine months ended September 30, 2019. Park recorded $1.5 million of income from death benefits paid on policies for both the three months and nine months ended September 30, 2018.

(Loss) gain on sale of OREO, net, decreased $4.3 million, or 105.5%, to a net loss of $224,000 for the nine months ended September 30, 2019, compared to a net gain of $4.1 million for the same period in 2018. The decrease for the nine months ended September 30, 2019 relative to the same period in 2018 was primarily due to a $4.1 million gain on the sale of one OREO property during the first nine months of 2018, which was partially participated to PNB from SEPH.

During the three months ended September 30, 2019, Park sold investment securities with a book value of $34.5 million at a net gain of $186,000. During the nine months ended September 30, 2019, Park sold investment securities with a book value of $91.5 million at a net loss of $421,000. During the nine months ended September 30, 2018, investment securities with a book value of $254.3 million were sold at a net loss of $2.3 million. There were no securities sold during the three months ended September 30, 2018.

Gain on equity securities, net increased $3.2 million, to $3.3 million for the three months ended September 30, 2019, compared to $89,000 for the same period in 2018, and increased $676,000, or 14.6%, to $5.3 million for the nine months ended September 30, 2019, compared to $4.6 million for the same period in 2018. The $3.2 million increase for the three months ended September 30, 2019 was primarily related to an increase in the gain on equity securities held at NAV, and the $676,000 increase for the nine months ended was primarily related to an increase in the gain in equity securities held at NAV, partially offset by a decrease related to a $3.5 million gain on equity securities for the nine months ended September 30, 2018, related to Park’s investment in NewDominion prior to the acquisition of the remaining 91.45% in the merger completed on July 1, 2018.

Other components of net periodic benefit income decreased by $522,000, or 30.6%, to $1.2 million for the three months ended September 30, 2019, compared to $1.7 million for the same period in 2018, and decreased $1.6 million, or 30.6%, to $3.5 million for the nine months ended September 30, 2019, compared to $5.1 million for the same period in 2018. The decrease was largely due to a decrease in the expected return on plan assets.

Other Expense

Other expense increased by $6.4 million to $65.7 million for the quarter ended September 30, 2019, compared to $59.3 million for the third quarter of 2018 and increased by $26.6 million to $192.8 million for the first nine months of 2019, compared to $166.2 million for the first nine months of 2018.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Salaries	$30,713	$27,229	$3,484	$88,611	$76,652	$11,959
Employee benefits	10,389	7,653	2,736	27,833	22,312	5,521
Occupancy expense	3,226	2,976	250	9,460	8,482	978
Furniture and equipment expense	4,177	3,807	370	12,713	11,969	744
Data processing fees	2,935	2,580	355	7,973	6,255	1,718
Professional fees and services	6,702	8,065	(1,363)	22,814	20,378	2,436
Marketing	1,604	1,364	240	4,285	3,767	518
Insurance	276	1,388	(1,112)	2,813	4,012	(1,199)
Communication	1,387	1,207	180	4,095	3,646	449
State tax expense	746	1,000	(254)	2,805	3,063	(258)
Amortization of intangible assets	741	289	452	1,732	289	1,443
Miscellaneous	2,842	1,758	1,084	7,623	5,333	2,290
Total other expense	$65,738	$59,316	$6,422	$192,757	$166,158	$26,599

Salaries increased by $3.5 million, or 12.8%, to $30.7 million for the three months ended September 30, 2019, compared to $27.2 million for the same period in 2018, and increased by $12.0 million, or 15.6%, to $88.6 million for the nine months ended September 30, 2019, compared to $76.7 million for the same period in 2018. The increase for the three months was due to a $4.3 million increase in salary expense, of which $2.2 million was related to the addition of employees of the Carolina Alliance Bank Division, as well as a $186,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and both PBRSU and TBRSU awards granted under the 2017 Employee LTIP, offset by a decrease of $831,000 in additional incentive compensation expense, mostly related to a decrease in one-time merger-related expenses.

The $12.0 million increase for the nine months ended September 30, 2019 compared to the same period of 2018 was due to a $877,000 increase in additional compensation incentive expense, mostly related to a $1.6 million increase in one-time merger-related expenses, offset by a $1.1 million decrease in additional incentive compensation expense that was due to a one-time incentive paid out to certain associates of Park in March 2018, and a $10.5 million increase in salary expense, of which $6.0 million was related to the addition of employees of both the NewDominion and Carolina Alliance Bank Divisions, as well as a $687,000 increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and both PBRSU and TBRSU awards granted under the 2017 Employee LTIP.

Excluding the addition of employees of the NewDominion and Carolina Alliance Bank Divisions, as well as related one-time merger-related expenses, salaries increased by $2.4 million, or 10.0%, for the three months ended September 30, 2019, and increased $3.8 million, or 5.1%, for the nine months ended September 30, 2019.

Employee benefits increased $2.7 million, or 35.8%, to $10.4 million for the three months ended September 30, 2019, compared to $7.7 million for the same period in 2018, and increased $5.5 million, or 24.7%, to $27.8 million for the nine months ended September 30, 2019, compared to $22.3 million for the same period in 2018. The $2.7 million increase for the three months ended September 30, 2019 was due to a $2.2 million increase in group insurance costs, and a $447,000 increase in payroll taxes. The $5.5 million increase for the nine months ended September 30, 2019 was due to a $4.1 million increase in group insurance costs, a $1.2 million increase in payroll taxes, and a $808,000 increase related to Park's voluntary salary deferral plan, offset by a $505,000 decrease in pension service cost expense.

Occupancy expense increased $250,000, or 8.4%, to $3.2 million for the three months ended September 30, 2019, compared to $3.0 million for the same period in 2018, and increased $978,000, or 11.5%, to $9.5 million for the nine months ended September 30, 2019, compared to $8.5 million for the same period in 2018. The increase for the three months ended September 30, 2019 was primarily related to the addition of banking locations of the Carolina Alliance Bank Division, and the increase for the nine months ended September 30, 2019 was primarily related to the addition of banking locations of both the NewDominion and Carolina Alliance Bank Divisions.

Furniture and equipment expense increased $370,000, or 9.7%, to $4.2 million for the three months ended September 30, 2019, compared to $3.8 million for the same period in 2018, and increased $744,000, or 6.2%, to $12.7 million for the nine months ended September 30, 2019, compared to $12.0 million for the same period in 2018. The increase for the three months ended September 30, 2019 was primarily related to the addition of banking locations of the Carolina Alliance Bank Division, and the increase for the nine months ended September 30, 2019 was primarily related to the addition of banking locations of both the NewDominion and Carolina Alliance Bank Divisions.

Data processing fees increased $355,000, or 13.8%, to $2.9 million for the three months ended September 30, 2019, compared to $2.6 million for the same period in 2018, and increased $1.7 million, or 27.5%, to $8.0 million for the nine months ended September 30, 2019, compared to $6.3 million for the same period in 2018. The increases were related to both increased data processing costs related to an increase in volume of debit card transactions and the addition of both the NewDominion and Carolina Alliance Bank Divisions.

Professional fees and services decreased $1.4 million, or 16.9%, to $6.7 million for the three months ended September 30, 2019, compared to $8.1 million for the same period in 2018, and increased $2.4 million, or 12.0%, to $22.8 million for the nine months ended September 30, 2019, compared to $20.4 million for the same period in 2018. The $1.4 million decrease for the three months ended September 30, 2019 was primarily related to a $1.6 million decrease in one-time merger related costs. The $2.4 million increase for the nine months ended September 30, 2019 was primarily related to a $1.4 million increase in one-time merger-related costs, a $808,000 increase related to the addition of both the NewDominion and Carolina Alliance Bank Divisions, a $610,000 increase in other fees and a $242,000 increase in wages paid to temporary employment agencies, offset by a $1.3 million decrease in management and consulting expenses related to collection of payments on former Vision Bank loan relationships.

Insurance expense decreased by $1.1 million, or 80.1%, to $276,000 for the three months ended September 30, 2019, compared to $1.4 million for the same period of 2018, and decreased $1.2 million, or 29.9%, to $2.8 million for the nine months ended September 30, 2019, compared to $4.0 million for the same period in 2018. The primary reason for the decrease for both the three-month and nine-month periods ended September 30, 2019 was the utilization of a $1.1 million assessment credit to reduce the quarterly FDIC insurance expense during the month of September.

Amortization of intangible assets was $741,000 for the three months ended September 30, 2019 and was $1.7 million for the nine months ended September 30, 2019. There was $289,000 of amortization of intangible assets for both the three and nine months ended September 30, 2018. The amortization of intangible assets was due to the core deposit intangibles from the acquisitions of both NewDominion and Carolina Alliance.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense increased $1.0 million, or 61.7%, to $2.8 million for the three months ended September 30, 2019, compared to $1.8 million for the same period in 2018, and increased $2.3 million, or 42.9%, to $7.6 million for the nine months ended September 30, 2019, compared to $5.3 million for the same period in 2018. The $1.1 million increase for the three months ended September 30, 2019 was related to a $439,000 increase in operating lease depreciation, a $157,000 increase in fraud losses and a $91,000 increase in training and travel related expenses. The $2.3 million increase for the nine months ended September 30, 2019 was related to an $886,000 increase in operating lease depreciation, a $470,000 increase in fraud losses, a $226,000 increase in training and travel related expenses and a $254,000 benefit due to a reduction in repurchase reserves during the nine months ended September 30, 2018 compared to a benefit of $35,000 during the nine months ended September 30, 2019.

Items Impacting Comparability

From time to time, revenue, expenses, and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results result from merger and acquisition activities and revenue and expenses related to former Vision Bank relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands, except share and per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	Affected Line Item
Net interest income	$77,101	$67,676	$220,728	$197,268
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,785	439	3,383	439	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	182	143	456	143	Interest on deposits
less interest income on former Vision Bank relationships	—	119	7	3,429	Interest and fees on loans
Net interest income - adjusted	$75,134	$66,975	$216,882	$193,257

Provision for loan losses	$1,967	$2,940	$6,384	$4,586
less recoveries on former Vision Bank relationships	(575)	(179)	(740)	(684)	Provision for loan losses
Provision for loan losses - adjusted	$2,542	$3,119	$7,124	$5,270

Other income	$28,136	$24,064	$72,969	$74,209
less net (loss) gain on sale of former Vision Bank OREO properties	$—	$(118)	$(139)	$4,084	(Loss) gain on ale of OREO, net
less gain on 8.55% prior investment in NewDominion	—	—	—	3,500	Gain on equity securities, net
less other service income related to former Vision Bank relationships	52	24	52	1,081	Other service income
less net gain (loss) on the sale of debt securities in the ordinary course of business	186	—	(421)	(2,271)	Net gain (loss) on the sale of investment securities
Other income - adjusted	$27,898	$24,158	$73,477	$67,815

Other expense	$65,738	$59,316	$192,757	$166,158
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	545	1,586	3,158	1,586	Salaries
less one-time incentive expense	—	—	—	1,128	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	78	—	78	Employee benefits
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	16	—	Data processing fees
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	(38)	1,586	3,487	2,053	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4	4	12	4	Insurance
less FDIC assessment credit	(1,057)	—	(1,057)	—	Insurance
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	147	69	319	197	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	741	289	1,732	289	Amortization of intangible assets
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	—	36	—	1,272	Professional fees and services
Other expense - adjusted	$65,396	$55,668	$185,090	$159,551

Tax effect of adjustments to net income identified above (1)	$(512)	$601	$754	$(941)

Net income - reported	$31,146	$24,762	$78,764	$84,126
Net income - adjusted	$29,220	$27,023	$81,599	$80,585
(1) The tax effect of adjustments to net income was calculated assuming a 21% corporate federal income tax rate.

Income Tax

Income tax expense was $6.4 million for the third quarter of 2019, compared to $4.7 million for the third quarter of 2018. The effective income tax rate for the third quarter was 17.0%, compared to 16.0% for the same period in 2018. Income tax expense was $15.8 million for the first nine months of 2019, compared to $16.6 million for the same period in 2018. The effective income tax rate was 16.7% for the first nine months of 2019, compared to 16.5% for the same period in 2018. The difference between the statutory federal corporate income tax rate of 21% and Park's effective tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan, as well as accelerated depreciation in 2018. Park expects permanent federal tax differences for the 2019 year will be approximately $5.9 million.

Comparison of Financial Condition
At September 30, 2019 and December 31, 2018

Changes in Financial Condition

Total assets increased by $919.3 million, or 11.8%, during the first nine months of 2019 to $8,724 million at September 30, 2019, compared to $7,804 million at December 31, 2018. This increase was primarily due to the following:

•
Loans increased by $711.5 million, or 12.5%, of which $570.5 million was due to the acquisition of Carolina Alliance, to $6,404 million at September 30, 2019, compared to $5,692 million at December 31, 2018.

•
Cash and cash equivalents increased by $205.5 million, to $372.7 million at September 30, 2019, compared to $167.2 million at December 31, 2018. Money market instruments were $182.4 million at September 30, 2019, compared to $25.3 million at December 31, 2018 and cash and due from banks were $190.4 million at September 30, 2019, compared to $141.9 million at December 31, 2018.

•	Goodwill increased by $45.3 million, or 40.1%, to $158.0 million at September 30, 2019, compared to $112.7 million at December 31, 2018. The increase was due to the acquisition of Carolina Alliance.

•
Premises and equipment, net, increased $13.0 million, or 21.8%, to $72.8 million at September 30, 2019, compared to $59.8 million at December 31, 2018. The increase was primarily due to the acquisition of Carolina Alliance.

•	Other intangible assets increased by $8.5 million, to $15.5 million at September 30, 2019, compared to $7.0 million at December 31, 2018. The increase was due to the acquisition of Carolina Alliance.

•	Investment securities decreased $99.2 million, or 6.9%, to $1,329 million at September 30, 2019, compared to $1,428 million at December 31, 2018.

•	Operating lease ROU assets were $14.4 million at September 30, 2019, compared to no operating lease ROU assets at December 31, 2018. The increase was the result of the adoption of ASU 2016-02.

Total liabilities increased by $795.7 million, or 11.4%, during the first nine months of 2019 to $7,767 million at September 30, 2019, from $6,972 million at December 31, 2018. This increase was primarily due to the following:

•
Total deposits increased by $907.4 million, or 14.5%, of which $632.4 million was due to the acquisition of Carolina Alliance, to $7,168 million at September 30, 2019, compared to $6,261 million at December 31, 2018.

•	Long-term borrowings decreased by $102.5 million, or 25.6%, to $297.5 million at September 30, 2019, compared to $400.0 million at December 31, 2018.

•	Short-term borrowings decreased by $36.1 million, or 16.3%, to $185.8 million at September 30, 2019, compared to $222.0 million at December 31, 2018.

•	Operating lease liabilities were $15.2 million at September 30, 2019, compared to no operating lease liabilities at December 31, 2018. The increase was the result of the adoption of ASU 2016-02.

Total shareholders’ equity increased by $123.6 million, or 14.9%, to $956.1 million at September 30, 2019, from $832.5 million at December 31, 2018.

•	Retained earnings increased by $25.5 million during the period primarily as a result of net income of $78.8 million, offset by common share dividends of $52.8 million.

•	Treasury shares increased by $38.6 million during the period as a result of the repurchase of treasury shares, offset by the issuance of treasury shares.

•	Common shares increased by $99.5 million during the period largely as a result of the issuance of common shares in connection with the acquisition of Carolina Alliance.

•
Accumulated other comprehensive loss, net of taxes improved by $37.2 million during the period as a result of unrealized net holding gains on AFS debt securities, net of taxes, of $18.3 million, unrealized net holding gains on HTM debt securities, net of taxes, of $19.1 million, which were transferred to AFS, partially offset by a loss on sale of AFS debt securities, net of taxes, of $333,000, and an unrealized loss on cash flow hedging derivatives, net of taxes, of $556,000.

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

Liquidity

Cash provided by operating activities was $74.0 million and $97.0 million for the nine months ended September 30, 2019 and 2018, respectively. Net income was the primary source of cash from operating activities for each nine-month period.
Cash provided by investing activities was $117.7 million and $66.7 million for the nine months ended September 30, 2019 and 2018, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $248.4 million for the nine months ended September 30, 2019 and provided cash of $33.6 million for the nine months ended September 30, 2018. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $112.8 million for the nine months ended September 30, 2019 and cash provided by the net decrease in the loan portfolio was $12.0 million for the nine months ended September 30, 2018.
Cash provided by financing activities was $13.8 million and cash used in financing activities was $188.2 million for the nine months ended September 30, 2019 and 2018, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $275.2 million and $177.6 million of cash for the nine months ended September 30, 2019 and 2018, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the nine months ended September 30, 2019, net short-term borrowings decreased and used $64.9 million in cash and net long-term borrowings decreased and used $102.5 million in cash. For the nine months ended September 30, 2018, net short-term borrowings decreased and used $211.5 million in cash, and net long-term borrowings decreased and used $100.0 million in cash. Finally, cash declined by $52.6 million and $47.9 million for the nine months ended September 30, 2019 and 2018, respectively, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which had no outstanding balance as of September 30, 2019. The Corporation’s loan to asset ratio was 73.41% at September 30, 2019, compared to 72.94% at December 31, 2018 and 72.52% at September 30, 2018. Cash and cash equivalents were $372.7 million at September 30, 2019, compared to $167.2 million at December 31, 2018 and $144.6 million at September 30, 2018. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2019 was $956.1 million, or 11.0% of total assets, compared to $832.5 million, or 10.7% of total assets, at December 31, 2018 and $809.1 million, or 10.4% of total assets, at September 30, 2018.

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

 Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2019. The following table indicates the capital ratios for PNB and Park at September 30, 2019 and December 31, 2018.

	As of September 30, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.53%	11.22%	11.22%	12.43%
Park National Corporation	9.37%	12.30%	12.07%	13.15%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.29%	11.01%	11.01%	12.30%
Park National Corporation	10.04%	13.30%	13.04%	14.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 45 of Park’s 2018 Annual Report (Table 37) for disclosure concerning contractual obligations and commitments at December 31, 2018. There were no significant changes in contractual obligations and commitments during the first nine months of 2019.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Loan commitments	$1,316,670	$1,012,820
Standby letters of credit	$18,588	$13,334

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

On page 45 (Table 36) of Park’s 2018 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $308.2 million or 4.31% of total interest earning assets at December 31, 2018. At September 30, 2019, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $334.5 million or 4.24% of total interest earning assets.

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

On page 45 of Park’s 2018 Annual Report, management reported that at December 31, 2018, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 3.1% using a declining interest rate scenario over the next year. At September 30, 2019, the earnings simulation model projected that net income would decrease by 2.2% using a rising interest rate scenario and would increase by 0.3% in a declining interest rate scenario. At September 30, 2019, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2019, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2019	3,942	$88.28	3,942	1,489,408
August 1 through August 31, 2019	56,068	89.73	56,068	1,433,340
September 1 through September 30, 2019	24,593	89.61	24,593	1,408,747
Total	84,603	$89.62	84,603	1,408,747

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2019 and 2018 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
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

PARK NATIONAL CORPORATION

DATE: November 04, 2019	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: November 04, 2019	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)