Form 10-K
period 2019-12-31
PARK NATIONAL CORP /OH/
filed 2020-02-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 28, 2019, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,593,940,725 based on the closing sale price as reported on NYSE American. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
16,270,436 Common Shares, no par value per share, outstanding at February 27, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2020	Part III

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in "ITEM 6. SELECTED FINANCIAL DATA,", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K

AFS	Available-for-sale	ND	NewDominion Bank Division
ALLL	Allowance for loan losses	NewDominion	NewDominion Bank Division
Allowance	Allowance for loan losses	OCI	Other comprehensive income
AOCI	Accumulated other comprehensive income	OREO	Other real estate owned
ASU	Accounting standards update	Park	Park National Corporation and its subsidiaries
CABF	CAB Financial Corporation and its subsidiaries	Park National Bank	The Park National Bank
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CECL	Current expected credit loss	PCI	Purchased credit impaired
FASB	Financial Accounting Standards Board	PNB	The Park National Bank
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GFSC	Guardian Financial Services Company	SEPH	SE Property Holdings, LLC
HTM	Held-to-maturity	TBRSUs	Time-based restricted stock units
IRLC	Interest rate lock commitment	TDRs	Troubled debt restructurings
MSRs	Mortgage servicing rights	U.S. GAAP	United States Generally Accepted Accounting Principles
NAV	Net asset value	U.S.	United States

PART I

ITEM 1.BUSINESS.
The disclosures set forth in this Item are qualified by "ITEM 1A. RISK FACTORS" and the section captioned "FORWARD-LOOKING STATEMENTS" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.
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
Banking Operations
Throughout the year ended December 31, 2019, Park’s banking operations were conducted through The Park National Bank, a national banking association ("Park National Bank" or "PNB").
        Park National Bank engages in the commercial banking and trust business, generally in small and medium population Ohio, North Carolina and South Carolina communities in addition to operations within the metropolitan areas of Columbus and Cincinnati, Ohio, Charlotte, North Carolina, and Louisville, Kentucky. Park National Bank operates 120 financial service offices, including 117 branches, in Ohio, Kentucky, North Carolina and South Carolina through twelve banking divisions with: (i) the Park National Bank Division headquartered in Newark, Ohio; (ii) the Fairfield National Bank Division headquartered in Lancaster, Ohio; (iii) the Richland Bank Division headquartered in Mansfield, Ohio; (iv) the Century National Bank Division headquartered in Zanesville, Ohio; (v) the First-Knox National Bank Division headquartered in Mount Vernon, Ohio; (vi) the United Bank, N.A. Division headquartered in Bucyrus, Ohio; (vii) the Second National Bank Division headquartered in Greenville, Ohio; (viii) the Security National Bank Division headquartered in Springfield, Ohio; (ix) the Unity National Bank Division headquartered in Piqua, Ohio; (x) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio; (xi) the NewDominion Bank Division headquartered in Charlotte, North Carolina and (xii) the Carolina Alliance Bank Division headquartered in Spartanburg, South Carolina.

In 2020, Park will execute a rebranding initiative to operate all 12 banking divisions of Park National Bank under one name. The banking divisions will discontinue use of their respective former bank division names and logos; and they will share new, unified Park National Bank branding in all marketing and communications to the communities they serve.

Park National Bank, and one additional operating segment, Guardian Financial Services Company ("Guardian Finance"), comprise Park’s reportable operating segments under applicable accounting guidance.
As of the date of this Annual Report on Form 10-K, Park National Bank delivers financial products and services through its 120 financial service offices and a network of 138 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices.

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
As of the date of this Annual Report on Form 10-K, Park has decided to no longer seek new loans through the Guardian Finance subsidiary.
SE Property Holdings, LLC ("SEPH")
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
Both the junior subordinated notes and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 148 basis points. Payment of interest on the junior subordinated notes, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed 20 consecutive quarters, subject to specified conditions.
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

Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2019, PII held municipal securities with an amortized cost of $302.9 million.
NSCB 2 LLC, River Park Properties, LLC, Park ABQ, LLC and X Holdings, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.
87A Orange Beach, LLC, Morningside Holding, LLC, Swindall Holdings, LLC, Swindall Partnership Holdings, LLC, Marina Holdings Z, LLC, Marina Holding WE, LLC, Alabama Apartment Holdings, LLC and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.
Recent Developments
Acquisition of CAB Financial Corporation
On April 1, 2019, CAB Financial Corporation ("CABF"), a South Carolina corporation, merged with and into Park, with Park continuing as the surviving entity pursuant to that certain Agreement and Plan of Merger and Reorganization (the "CABF Merger Agreement"), dated as of September 12, 2018, by and between Park and CABF. Immediately following the CABF merger into Park, Carolina Alliance Bank, a South Carolina state-chartered bank and a wholly-owned subsidiary of CABF, was merged with and into Park National Bank, with Park National Bank as the surviving bank.
In accordance with the CABF Merger Agreement, CABF shareholders received for each share of CABF common stock held (i) $3.80 in cash and (ii) 0.1378 of a Park common share. CABF stock options and restricted stock awards fully vested (with any performance-based vesting condition deemed satisfied) and were canceled and converted automatically into the right to receive the merger consideration described above. The total merger consideration consisted of 1,037,205 Park common shares, valued at $98.3 million, and $28.6 million in cash to acquire 100% of CABF's outstanding shares of common stock.
Since the April 1, 2019 effective date of the CABF merger, Carolina Alliance Bank has operated as the Carolina Alliance Bank Division of Park National Bank, with its headquarters in Spartanburg, South Carolina.
Services Provided by Park’s Subsidiaries
Park National Bank and its divisions provide the following principal services:
•the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

•commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which are largely offered through a third party), home equity lines of credit and commercial leasing;

•a national portfolio of loans to non-bank consumer finance companies;

•trust and wealth management services;

•aircraft financing;

•cash management;

•safe deposit operations;

•electronic funds transfers;

•internet and mobile banking solutions with bill pay service; and

•a variety of additional banking-related services tailored to the needs of individual customers.

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
Lending Activities
Park National Bank deals with consumers and a wide cross-section of businesses and corporations located primarily in the 29 Ohio counties, one Kentucky county, four North Carolina counties and four South Carolina counties served by the financial service offices of Park National Bank. At December 31, 2019, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the United States. As a result of the Vision Bank-SEPH Merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank-SEPH Merger. Such origination (or modification) volume has been and is expected to continue to be insignificant to the consolidated Park entity.
Park National Bank makes lending decisions in accordance with the written loan policies adopted by Park which are designed to maintain acceptable loan quality. Park National Bank originates and retains for its own portfolio commercial and commercial real estate loans, commercial leases, residential real estate loans, home equity lines of credit, and installment loans. Park National Bank also originates fixed-rate residential real estate loans for sale to the secondary market.
During 2019, Guardian Finance originated and retained for its own portfolio consumer installment loans and commercial loans. Guardian Finance made lending decisions in accordance with the written loan policy adopted and approved by the Guardian Finance Board of Directors. As of the date of this Annual Report on Form 10-K, Park has decided to no longer seek new loans through the Guardian Finance subsidiary.
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
Commercial Loans
At December 31, 2019, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $2,825 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 43.4% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,185 million represented commercial, financial and agricultural loans, $1,610 million represented commercial real estate loans, and $30 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in "Table 15 - Selected Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the 29 Ohio counties, one Kentucky county, four North Carolina counties and four South Carolina counties where Park National Bank operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, agriculture, forestry, fishing and hunting, manufacturing, retail trade, health care, accommodation and food services and other services.

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
Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see "Table 15 - Selected Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The regulatory limit for loans made to one borrower by Park National Bank was $121.6 million at December 31, 2019. Participations in a loan by Park National Bank in an amount larger than $35.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $121.6 million, the total exposure of the largest single borrower within the commercial portfolio was $35.6 million at December 31, 2019.
Park has an independent, internal loan review program which annually evaluates all loans greater than $1 million, all new loans greater than $500,000 and a risk-based sample of loans less than $1 million. If a loan has deteriorated, the lending subsidiary takes prompt action designed to increase the likelihood that it will be repaid. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans typically involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans also generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates, but the national prime rate is the most common index used. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from the borrower's customers. In the case of Park's commercial loans to non-bank consumer finance companies, the underlying cash flows are supported at times by sub-prime individual borrowers and present a higher level of risk compared to a more typical commercial loan to a business. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the commercial, financial and agricultural loan portfolio, the commercial real estate portfolio and the commercial lease portfolio is provided in "Table 29 - Summary of Loan Loss Experience" and "Table 30 - Allocation of Allowance for Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" found in Annual Report on Form 10-K.

Loans to Non-Bank Consumer Finance Companies
At December 31, 2019, Park National Bank had $208 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans issued by a consumer finance company that is, in turn, a borrower of Park National Bank. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.
Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon such experience and certain industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2019, Scope Aircraft Finance had approximately $298 million in loans outstanding, primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2019, Park's subsidiaries had outstanding consumer loans (including automobile loans) in an aggregate amount of $1,452 million, constituting approximately 22.3% of their aggregate total loan portfolio. Park's subsidiaries make installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through an automobile dealer; whereas, direct loans are originated through direct customer interaction with Park's subsidiaries. For both direct and indirect loans, the final credit decisions are made by Park's subsidiaries with the assistance of an automated underwriting system. At December 31, 2019, of the $1,452 million in consumer loans, $1,234 million were originated through indirect lending, while the remaining $218 million were considered direct loans. At December 31, 2019, of the $1,452 million in consumer loans, GFSC had outstanding consumer loans of $26 million and Park National Bank held the balance.
Credit approval for direct and indirect consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park to adhere strictly to all laws and regulations governing consumer lending. A compliance officer, along with the appropriate line of business leaders, is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly. Loans are charged off in accordance with Park's policy. Information about Park’s policy for placing loans on nonaccrual status and charging off loans is included under the caption “Loans” in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the consumer loan portfolio is provided in "Table 29 - Summary of Loan Loss Experience" and "Table 30 - Allocation of Allowance for Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Residential Real Estate and Construction Loans
At December 31, 2019, Park's subsidiaries had outstanding approximately $2,224 million in construction real estate loans and residential real estate loans, representing approximately 34.2% of total loans outstanding. Of the $2,224 million, approximately $1,893 million was included within the residential real estate loan segment, which included $479 million of commercial loans secured by residential real estate, $1,176 million of mortgage loans, $225 million of home equity lines of credit and $13 million of installment loans. The remaining $331 million was included within the construction real estate loan segment, which included $234 million of commercial land and development loans, $96 million of 1-4 family residential construction loans, and $1 million of installment loans. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky, North Carolina and South Carolina.

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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category that are made to be held in the bank’s portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Prior to 2010, these loans were generally sold immediately after closing. However, beginning in 2010 and continuing through December 31, 2014, Park’s management made a decision to retain certain 15-year, fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. Subsequent to December 31, 2014, Park has generally sold these loans in the secondary market. At December 31, 2019 and 2018, Park reported $551 million and $569 million, respectively, of 15-year, fixed-rate residential mortgage loans on Park's Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally secured by second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.
Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the residential real estate portfolio is provided in "Table 29 - Summary of Loan Loss Experience" and "Table 30 - Allocation of Allowance for Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are generally made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in "Table 15 - Selected Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Annual Report on Form 10-K.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the banking division holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the banking division holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the banking division holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Economic, Political and Market Risks – Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.” and “– Business Operations Risks – Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the construction financing portfolio is provided in "Table 29 - Summary of Loan Loss Experience" and "Table 30 - Allocation of Allowance for

Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
SEPH

SEPH is a non-bank subsidiary of Park that holds OREO property and non-performing loans. In addition to approximately $929,000 in OREO property, SEPH also held non-performing loans that were fully charged off as of December 31, 2019, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees work with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts. Park expects that the OREO will reduce over time and result in cash inflow to Park.

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
The primary factors in competing for loans are the terms of the loan, interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations, convenience and availability of mobile banking options, and accessibility to trained and competent staff. Competitors of Park’s subsidiaries may have greater resources and, as such, additional technology offerings and higher lending limits, which may adversely affect the ability of Park’s subsidiaries to compete. In addition, certain providers of financial services with which Park’s subsidiaries compete enjoy the benefits of fewer regulatory constraints and lower cost structures.
Employees
At December 31, 2019, Park and its subsidiaries had 1,907 full-time equivalent employees.
Supervision and Regulation of Park and its Subsidiaries
Park, Park National Bank and Park’s other subsidiaries are subject to regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Corporation's ("FDIC") Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the FDIC’s Deposit Insurance Fund. Such laws and regulations may also restrict Park’s ability to repurchase its common shares or to receive dividends from Park National Bank and may impose capital adequacy and liquidity requirements.
As a financial holding company, Park is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as administered by the SEC. Park’s common shares are listed on NYSE American under the trading symbol “PRK,” which subjects Park to the requirements under the applicable sections of the NYSE American Company Guide for listed companies.
Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the FDIC.
        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act"), established the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. Since its establishment, the CFPB has extensively exercised its rulemaking and interpretative authority.

Guardian Finance, as an Ohio state-chartered consumer finance company, is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions (the "ODFI") and, as a subsidiary of Park, examination and supervision by the Federal Reserve Board.
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
Regulation of Financial Holding Companies
As a financial holding company, Park’s activities are subject to regulation by the Federal Reserve Board. Park is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board.
The Federal Reserve Board also has enforcement authority over financial holding companies, including, but not limited to, the ability to:
•assess civil money penalties;

•issue cease and desist or removal orders; and

•require that a financial holding company divest subsidiaries (including a subsidiary bank).

In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.
A financial holding company is required by law and Federal Reserve Board policy to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a financial holding company proposes to:
•acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the financial holding company;

•acquire all or substantially all of the assets of another bank or another financial or bank holding company; or

•merge or consolidate with any other financial or bank holding company.

A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a "satisfactory" rating under the Community Reinvestment Act. Park became a financial holding company in 2014. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
        The Financial Services Modernization Act defines “financial in nature” to include:

•securities underwriting, dealing and market making;

•sponsoring mutual funds and investment companies;

•insurance underwriting and agency;

•merchant banking; and

•activities that the Federal Reserve Board has determined to be closely related to banking.

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
Economic Growth, Regulatory Relief and Consumer Protection Act
        On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including Park, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Park, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to Park even before the enactment of the Regulatory Relief Act.

Transactions with Affiliates, Directors, Executive Officers and Shareholders
Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:
•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank's capital stock and surplus;

•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to an amount equal to 20.0% of the bank's capital stock and surplus; and

•require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

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
Regulation of Nationally-Chartered Banks
As a national banking association, Park National Bank is subject to regulation under the National Bank Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, Park National Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Park National Bank is an insured depository institution and a member of the FDIC's Deposit Insurance Fund (the "DIF"). As a result, it is subject to regulation and deposit insurance assessments by the FDIC. In addition, the establishment of branches by Park National Bank is subject to prior approval of the OCC. The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.
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
        As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Park National Bank, to prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a threat to the DIF, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

        The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% at September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. As of June 30, 2019, the DRR reached 1.40%, and the FDIC first applied credits for banks with assets of less than $10 billion ("small bank credits") on the September 30, 2019 assessment invoice (for the second quarter of 2019) and again on the December 31, 2019 assessment invoice (for the third quarter of 2019). The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the DRR is at least 1.35%. Park National Bank utilized its $2.2 million assessment credit during the third and fourth quarters of 2019. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

        In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments continued until the Financing Corporation bonds matured in September 2019. The final assessment was collected on the March 29, 2019 FDIC invoice.

Federal Home Loan Bank

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. Park National Bank is a member of the FHLB of Cincinnati. As an FHLB member, Park National Bank must maintain an investment in the capital stock of the FHLB of Cincinnati.
Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act, and the member’s record of lending to first-time home buyers.
Regulatory Capital
The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and other bank holding companies as well as state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
        The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” ("Basel I"), published by the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; while a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

        The Basel III Capital Rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4.0%.

        Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

        Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.

        Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

        The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). These deductions phased in beginning in 2015 and were completely phased in as of January 1, 2019.

        Under the guidelines, capital is compared to the relative risk included in the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends and stock repurchases, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer began to phase in starting on January 1, 2016, at 0.625% of risk-weighted assets and was fully phased in at 2.5%, effective January 1, 2019.

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model.

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including Park National Bank, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks meet certain requirements. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. The final rule adopts tier 1 capital and the existing leverage ratio into the CBLR framework. The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and CECL methodology transition rules as of the compliance dates of those rules. Qualifying institutions that elect to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. Each CBLR Bank will not be required to calculate or report risk-based capital. A CBLR Bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Park does not intend to elect utilization of the CBLR in assessing capital adequacy.

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

In order to be “well-capitalized,” a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See "Note 29 - Capital Ratios" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Fiscal and Monetary Policies
The business and earnings of Park and its subsidiaries are affected significantly by the fiscal policies of the United States government and its agencies. Park National Bank is particularly affected by the monetary policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States primarily through open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against deposits of depository institutions. These policies are used in varying degrees and combinations to directly affect the overall growth and distribution of bank loans, investments and deposits, as well as the interest rates charged on loans and paid on deposits. In light of the changing conditions in the United States economy, the money markets and the activities of fiscal and monetary authorities, Park can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

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
The ability of Park to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by Park National Bank. The Federal Reserve Board also expects Park to serve as a source of strength to Park National Bank, which may require Park to retain capital for further investment in Park National Bank, rather than pay dividends to the Park shareholders.

Park National Bank may not pay dividends out of its surplus if, after paying these dividends, Park National Bank would fail to satisfy all of the capital adequacy regulations and guidelines established by the OCC, including having a capital conservation buffer that is greater than 2.5%. In addition, Park National Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Park National Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by Park National Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital. These provisions could have the effect of limiting Park’s ability to pay dividends on Park's common shares.
At December 31, 2019, approximately $80.4 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
The Federal Reserve Board has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company's or bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a financial holding company or a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the financial holding company's or bank holding company’s financial health, such as by borrowing. In addition, Park may not pay dividends that would cause Park to fail to satisfy the capital adequacy regulations applicable to bank holding companies which qualify as financial holding companies, including having a capital conservation buffer that is greater than 2.5%.

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

Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity includes the purchase or sale as principal of a security, derivative, commodity, future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts trading in specified United States government, agency, state and/or municipal obligations. The Volcker Rule also excepts (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities.
In addition, the Volcker Rule prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, subject to a number of exceptions. To the extent that Park National Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Park National Bank believes that its activities and relationships fall within the scope of the one or more of these exceptions.
        In July 2019, the five federal agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Park National Bank, consistent with the Regulatory Relief Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule.

Privacy Provisions
Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party.
Cybersecurity
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cybersecurity attack. If Park National Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Park expects this trend of state-level activity in those areas to continue, and continues to monitor developments in the states in which our customers are located.

In the ordinary course of business, Park relies on electronic communications and information systems to conduct its operations and to store sensitive data. Park employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Park employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of Park’s defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Park has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Park’s systems and those of its customers and third-party service providers are under constant threat and it is possible that Park could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See “ITEM 1A. RISK FACTORS” for a further discussion of risks related to cybersecurity.

Patriot Act
In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “Patriot Act”), was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Park National Bank has established policies and procedures that Park National Bank believes comply with the requirements of the Patriot Act.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Park is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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

Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, as amended, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE American has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE American. The Board of Directors has adopted and annually reviews charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating and Corporate Governance Committee (including as Exhibit A thereto, Corporate Governance Guidelines) and the Risk Committee, as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates.
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
In 2011, the federal bank regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Joint Rules”). The First Proposed Joint Rules generally would have applied to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

        In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more, and are still in the status of proposed rules.

The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

•Level 1 consisting of institutions with assets of $250 billion or more;

•Level 2 consisting of institutions with assets of at least $50 billion and less than $250 billion; and

•Level 3 consisting of institutions with assets of at least $1 billion and less than $50 billion.

        Some of the requirements would apply only to Level 1 and Level 2 institutions. For all covered institutions, including Level 3 institutions like Park National Bank, the Second Proposed Joint Rules would:

•prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and

•require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

        Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures. In addition, certain practices and types of incentive compensation would be prohibited.

Public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and the public company must fund the reasonable compensation of such advisors.
        SEC regulations require public companies to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

        Public companies will be required, once stock exchanges adopt additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards.
Consumer Protection Laws and Regulations

        Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

•Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria)

•Truth in Lending Act (requiring that credit terms be disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably)

•Fair Housing Act (making it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of certain criteria)

•Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located)

•Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers' costs)

•Privacy provisions of the Gramm-Leach-Bliley Act (requiring financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access)

        The bank regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

In October 2017, the CFPB issued a final rule (the “Payday Rule”) to establish regulations for payday loans, vehicle title loans, and certain high-cost installment loans. The Payday Rule addressed two discrete topics. First, it contained a set of provisions with respect to the underwriting of certain covered loans and related reporting and recordkeeping requirements (the “Mandatory Underwriting Provisions”). Second, it contained a set of provisions establishing certain requirements and limitations with respect to attempts to withdraw payments from consumers’ checking or other accounts and related recordkeeping requirements (the “Payment Provisions”). The Payday Rule became effective on January 16, 2018. However, most provisions had a compliance date of August 19, 2019. On February 6, 2019, the CFPB proposed delaying the August 19, 2019, compliance date for the Mandatory Underwriting Provisions to November 19, 2020. The CFPB proposed in a separate notice to rescind the Mandatory Underwriting Provisions. On June 6, 2019, the CFPB issued a final rule delaying the compliance date for most Mandatory Underwriting Provisions until November 19, 2020. However, the final rule did not delay the compliance date for the Payment Provisions. Park does not currently expect the Payday Rule to have a material effect on Park’s financial condition or results of operations on a consolidated basis.

As a consumer finance company incorporated under Ohio law, Guardian Finance is subject to regulation and supervision by the ODFI. Division regulation and supervision designed to protect consumers affect the lending activities of Guardian Finance, including interest rates and certain loan terms, advertising and record retention. If grounds provided by law exist, the ODFI may suspend or revoke an Ohio consumer finance company’s ability to make loans.
A new Ohio law that became effective October 29, 2018 but had an implementation date of April 27, 2019, places numerous restrictions on short-term and small loans extended by certain Ohio-chartered lenders, including Guardian Finance. The impact of this new Ohio law was not material to Park on a consolidated basis.
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements, "Note 5 - Investment Securities" of the Notes to Consolidated Financial Statements, "Note 6 - Loans" of the Notes to Consolidated Financial Statements, "Note 7 - Allowance for Loan Losses" of the Notes to Consolidated Financial Statements, "Note 13 - Deposits" of the Notes to Consolidated Financial Statements and "Note 15 - Short-Term Borrowings" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Park and its subsidiaries. Park believes the nature of the operations of its subsidiaries has little, if any, environmental impact. As a result, Park, anticipates no material capital expenditures for environmental control facilities for Park's current fiscal year or for the foreseeable future.
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

ITEM 1A.RISK FACTORS.

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K and the documents incorporated herein by reference that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services or to potential or pending acquisitions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. Park desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
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
Economic, Political and Market Risks

Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a United States withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new United States President or changes in the membership of Congress in 2020, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments have resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Disruptions in United States and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and our capital, as well as the ability of our customers to repay loans. The effects of the United Kingdom leaving the European Union (Brexit) on the United States are currently unknown. Because we have a significant number of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows.

Our lending and deposit gathering activities are concentrated primarily in Ohio, Kentucky, North Carolina and South Carolina. Our success depends on the general economic conditions of our primary market areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Adverse changes in the financial markets may adversely impact our results of operations.

        While we generally invest in securities issued by United States government agencies and sponsored entities and domestic state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Even securities issued by United States governmental agencies and sponsored entities may entail risk depending on political and economic changes. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

We may be adversely affected by a world-wide pandemic.

The coronavirus outbreak may have an adverse impact on certain of our customers directly or indirectly engaged in international trade and travel. Certain of our customers are engaged in international trade, travel and tourism. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue or cause us to incur additional expenses.

At this time, given our very limited direct credit exposure to affected regions, we believe that the primary risks that the current coronavirus poses to us relates to the potential disruption of the global economy, supply chains and transportation. We do not currently believe those potential disruptions would have a material effect on us. Spread of the coronavirus, in particular to the United States, could exacerbate its effect on us which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between: (i) the rates we earn on loans, investment securities and other interest earning assets; and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities and, in particular, the Federal Reserve Board. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in "Table 34 - Interest Rate Sensitivity" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, and is incorporated herein by reference.

In addition to the effect of changes in interest rates on our interest rate spread, changes in interest rates may negatively affect the ability of our borrowers to repay their loans, particularly if interest rates rise and adjustable-rate debt becomes more expensive. Increased defaults on loans could have a material adverse effect on our financial condition, results of operations and cash flows.

A transition away from the London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively affect our income and expenses and the value of various financial instruments.

        LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist. Park has limited exposure to LIBOR, with total exposure as of December 31, 2019 of approximately $344 million. We do not believe the change to a benchmark like the Secured Overnight Financing Rate ("SOFR") will have a material impact on our financial condition, results of operations and cash flows.

A default by another larger financial institution could adversely affect financial markets generally.

        Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. As a result, concerns about, or a default or threatened default by, one financial institution could lead to significant market-wide liquidity and credit problems and/or losses or defaults by other financial institutions. This “systemic risk” may adversely affect our business.

Business Operations Risks

We are exposed to operational risk.

        Similar to any large organization, we are exposed to many types of operational risk, including those discussed in more detail elsewhere in this Item, such as reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

        We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. We could be adversely affected by operating systems disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into existing operating systems. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of our operating systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to us.

        Any failure or interruption in our operating or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

        Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by governmental regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to potential litigation or regulatory action.

Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect, which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) or that our (or our vendors’) consumer compliance, business continuity, and data security systems will prove to be inadequate.

Our business could be adversely affected by third-party service providers, data breaches and cyber-attacks.

        We face the risk of operational disruption, failure or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, we do not control their operations. As such, any failure on the part of these vendors to perform their various responsibilities for which we are not able to develop alternative providers quickly and cost-effectively, could also adversely affect our business and operations.

Regulatory guidance adopted by federal banking regulators addressing how banks select, engage and manage their third-party relationships could affect the circumstances and conditions under which we work with third-party service providers and the costs of managing such relationships.

        Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cybersecurity risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ many preventive and detective controls to protect our assets, and provide mandatory recurring information security training to all employees. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened due to, among other factors, the evolving nature of these threats, our plans to continue to implement Internet and mobile banking to meet customer demand, and the current economic and political environment. As cybersecurity and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

Failures or material breaches in security of our systems, or those of third-party service providers, may have a material adverse effect on our results of operations and financial condition and the price of our common shares.

        We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers. Our dependence upon automated systems to record and process our transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not become inoperable, to the extent possible. We also routinely review documentation of such controls and backups related to third-party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, several banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where the individual purposefully sabotages or fraudulently manipulates our operations or systems. We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might prove ineffective. We are further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks that we are). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

        In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information than ever before about a larger portion of our country's population, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

        We have implemented security controls to prevent unauthorized access to our computer systems, and we require that our third-party service providers maintain similar controls. However, Park's management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. We could also lose revenue if competitors gain access to confidential information about our business operations and use it to compete with us. While we maintain specific "cyber" insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.
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
        All of the types of cyber incidents discussed above could result in damage to our reputation, loss of customer business, increased costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in our stock price, all of which could result in financial loss and material adverse effects on our results of operations and financial condition.

We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.
        We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. Risks to these systems stem from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. We and the other businesses with which we deal are also at risk for the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.
        Potential adverse consequences of attacks on our computer systems or other threats include damage to our reputation, loss of customer business, litigation and increased regulatory scrutiny, which could also result in financial loss and require additional efforts and expense to prevent such adverse consequences in the future.
We extend credit to a variety of customers based on certain internal standards and the judgment of our loan officers. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.

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
        Credit risk is inherent in the financial services business and results from, among other factors, extending credit to customers, purchasing non-governmental securities, and entering into certain guarantee contracts. Credit risk is one of the most significant risks to our business, particularly given the high percentage of our assets represented directly and indirectly by loans and the importance of lending to our overall business. As discussed in the immediately preceding risk factor, many factors impact credit risk, and we manage this by periodically assessing and monitoring the creditworthiness of our customers and by diversifying our loan portfolio.
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
        Park's provision for loan losses has declined since the end of the most recent recession, which ended in June 2009, primarily due to improvement in general economic conditions, as well as actions taken by us to better manage our loan portfolio. If we were to experience higher levels of provision for loan losses, it could result in lower levels of net income.
Expansion into Kentucky, South Carolina and North Carolina may expose Park to additional geographic risk.
We are at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud. In addition to fraud committed directly against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate consumers and thereby commit fraud.
Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.
Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other items: the cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.
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
        In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board (the "FASB") has changed its requirements for establishing the allowance for credit losses.  The new accounting guidance requires banks to record, at the time of origination, credit losses expected throughout the life of the asset on loans, leases and held-to-maturity debt securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are required to adopt the current expected credit loss ("CECL") accounting guidance in 2020 and will recognize a one-time cumulative effect adjustment to our allowance for credit losses and retained earnings as of January 1, 2020. The CECL model could materially affect how we determine our allowance for credit losses and report our financial condition and results of operations. For further discussion, see "Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards” of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Management is currently evaluating the impact of the adoption of this new accounting guidance on Park's consolidated financial statements. Management has established a committee to oversee the implementation of the new CECL model. This committee is currently in the process of evaluating model assumptions and qualitative factors to capture inherent losses not captured within the quantitative model.

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with U.S. GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with U.S. GAAP or on financial statements and other financial information that are materially misleading.

We may be required to repurchase loans we have sold or to indemnify loan purchasers under the terms of the sale agreements, which could adversely affect our liquidity, results of operations and financial condition.

        When we sell a mortgage loan, we may agree to repurchase or substitute a mortgage loan if we are later found to have breached any representation or warranty we made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While we have underwriting policies and procedures designed to avoid breaches of representations and warranties we have made and borrower fraud, there can be no assurance that no breach or fraud will ever occur. Required repurchases, substitutions or indemnifications could have an adverse effect on our liquidity, results of operations and financial condition.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us to experience a material financial loss.

The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the United States financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the United States Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.

There is also increased scrutiny of compliance with the rules enforced by OFAC. If our policies, procedures and systems are deemed deficient, or if the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we may be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

We may not be able to adapt to technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Our future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and net income.

We may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be involved from time to time in a variety of litigation arising out of our business. The risk of litigation increases in times of increased troubled loan collection activity. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we may not be able to obtain appropriate types or levels of insurance in the future or obtain adequate replacement policies with acceptable terms.
We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If we experience significant loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we will be able to raise additional capital if needed or that the terms of available capital will be acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.
Our ability to pay dividends on our common shares is limited.

        Although we have paid a dividend on our common shares every quarter since becoming a public company, our Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on our financial condition, results of operations, capital and other regulatory requirements, and other factors that our Board of Directors deems relevant. As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our common shares and service our debt is dividends from our subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

  Various federal and state statutory provisions and regulations limit the amount of dividends that Park National Bank and our other subsidiaries may pay to us without regulatory approval. In addition, the Federal Reserve Board and the OCC have issued policy statements that provide that insured banks as well as financial holding companies and other bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Park National Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends to our shareholders.

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. “Undercapitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 capital ratio of less than 4.50%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2019 and 2020 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, we may find it more difficult to enforce the underlying contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit our needs and those of our clients and adversely affect our profitability.

Legislative, Regulatory and Accounting Change Risks

Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of these changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution, the adequacy of a financial institution’s allowance for loan losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. Most recently, the United States Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of financial institutions, proposals to reform the housing finance market consider significant changes to Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

Deposit insurance premiums assessed on Park National Bank may increase and have a negative effect on Park’s results of operations.

We have limited ability to control the amount of premiums we are required to pay for FDIC insurance. The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. If the costs of future bank failures increase, deposit insurance premiums may also increase. The FDIC has recently adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future. Federal deposit insurance is described in more detail in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Federal Deposit Insurance" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

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

The entities responsible for setting accounting standards, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, the FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. Park became subject to the new standard in the first quarter of 2020. Upon adoption of CECL, credit loss allowances may increase, which will decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Strategic Risks

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
        We may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

•the time and expense associated with identifying and evaluating potential expansions;
•the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target financial institutions;
•potential exposure to unknown or contingent liabilities of the target financial institution;
•exposure to potential asset quality issues of the target financial institution;
•the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
•our financing of the expansion;

•the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•risks associated with entry into unfamiliar markets;
•the introduction of new products and services into our existing business;
•the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
•the risk of loss of key employees and customers;
•the risk associated with differing company cultures; and
•difficulty in receiving appropriate regulatory approval for any proposed transaction.
        We may incur substantial costs to expand, and such expansion may not result in the levels of profits we expect. Integration efforts for any future acquisitions may not be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

        Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval or other closing conditions. We may expend substantial time and resources pursing potential acquisitions which may not be consummated because regulatory approval or other closing conditions are not satisfied.

Changes in retail distribution strategies and consumer behavior may adversely impact our investments in our financial service office premises and equipment and other assets and may lead to increased expenditures to change our retail distribution channel.

We have significant investments in financial service office premises and equipment for our financial service office network, including 125 financial service offices as well as our retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing our products and services, could affect the value of our financial service office network or other retail distribution assets and may cause us to change our retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce our remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences could have additional changes in our retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform our retail distribution channel.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2.PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. had a total of 120 financial service offices in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank has six financial service offices (including its main office) and three operations centers in Newark in Licking County. We operate a total of 110 financial service offices in Ohio, one financial service office in Kentucky, four financial service offices in North Carolina and five financial service offices in South Carolina. Of the financial service offices described above, 26 are leased and the remainder are owned. Park National Bank also operates 36 off-site automated teller machines.

Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio, which it leases.
Guardian Finance
As of the date of this Annual Report on Form 10-K, Guardian Finance had a total of five financial service offices, all of which are located in Ohio. Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in

Clark County, a financial service office in Fairfield County where it leases space from the Fairfield National Bank Division of Park National Bank, a financial service office in Licking County, and a financial service office in Warren County. All of Guardian Finance’s financial service offices are leased.
SE Property Holdings, LLC
SEPH has one office located in Newark in Licking County, Ohio, which it leases.

ITEM 3.LEGAL PROCEEDINGS.

        There are no pending legal proceedings to which Park or any of its subsidiaries is a party to or which any of their property is subject, except for routine legal proceedings to which Park's subsidiaries are parties incidental to their respective businesses. Park considers none of those proceedings to be material.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Park's common shares (symbol: PRK) are traded on NYSE American. At December 31, 2019, Park had 3,667 shareholders of record. Park currently intends to continue to pay quarterly cash dividends comparable to the regular quarterly cash dividends paid during the year ended December 31, 2019, subject to the regulatory restrictions described in "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," as well as in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

Performance Graph

The following table compares the cumulative total shareholder return performance for Park's common shares with the NYSE Composite Index, the SNL Bank and Thrift Index, and the SNL U.S. Bank NYSE Index for the five-year period from December 31, 2014 to December 31, 2019. The NYSE Composite Index is a market capitalization-weighted index of the stocks listed on NYSE. The SNL Bank and Thrift Index is comprised of all publicly-traded bank holding company and thrift holding company stocks researched by SNL Financial. The SNL U.S. Bank NYSE index is comprised of all publicly-traded U.S. bank holding company stocks listed on NYSE researched by SNL Financial.

The NYSE Financial Stocks Index includes the stocks of bank holding companies, thrift holding companies, finance companies and securities broker-dealers.  Park believes that the SNL Bank and Thrift Index and the SNL U.S. Bank NYSE Index are more appropriate industry indices for Park to use for the five-year total return performance comparison.

Total Return Performance
	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Park National Corporation	100.00	106.74	146.91	132.44	112.41	141.53
NYSE Composite Index	100.00	95.91	107.36	127.46	116.06	145.66
SNL Bank and Thrift Index	100.00	102.02	128.80	151.45	125.81	170.04
SNL U.S. Bank NYSE Index	100.00	100.60	124.68	150.92	125.09	172.29

The annual compound total return on Park’s common shares for the past five years was a positive 7.2%.  By comparison, the annual compound total returns for the past five years on the NYSE Composite Index, the SNL Bank and Thrift Index, and the SNL U.S. Bank NYSE Index were a positive 7.8%, a positive 11.2% and a positive 11.5%, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Park's common shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2019, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees

LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2019	—	—	—	1,408,747

November 1 through November 30, 2019	—	—	—	1,408,747

December 1 through December 31, 2019	—	—	—	1,408,747

Total	—	—	—

(1)The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, both of which became effective on April 24, 2017; Park's publicly announced stock repurchase authorization covering 500,000 common shares which was announced on January 23, 2017; and Park's stock repurchase authorization covering 500,000 common shares which was announced on January 28, 2019 and as to which approval from the Federal Reserve was obtained in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019.

        At the 2017 Annual Meeting of Shareholders held on April 24, 2017, Park's shareholders approved the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP. The common shares to be issued and delivered under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares. No newly-issued common shares will be delivered under the 2017 Employees LTIP or the 2017 Non-Employee Directors LTIP. On April 24, 2017, Park's Board of Directors authorized the purchase, from time to time, of up to 750,000 Park common shares and 150,000 Park common shares, respectively, to be held as treasury shares for subsequent issuance and delivery under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

        On January 23, 2017, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Park common shares. On January 28, 2019, the Park Board of Directors authorized Park to repurchase, from time to time following receipt of any required approval from the Federal Reserve, up to 500,000 Park common shares in addition to the 500,000 Park common shares which had been authorized for repurchase by the Park Board of Directors on January 23, 2017 and remained available for repurchase as of January 28, 2019. The required approval was received by Park in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019.

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

ITEM 6.SELECTED FINANCIAL DATA.

Consolidated Five-Year Selected Financial Data
December 31, (Dollars in thousands, except per share data)	2019 (5)	2018 (4)	2017	2016	2015
Results of Operations:
Interest income	$360,500	$310,801	$286,424	$276,258	$265,074
Interest expense	62,763	43,903	42,665	38,172	37,442
Net interest income	297,737	266,898	243,759	238,086	227,632
Provision for (recovery of) loan losses	6,171	7,945	8,557	(5,101)	4,990
Net interest income after provision for (recovery of) loan losses	291,566	258,953	235,202	243,187	222,642
Non-interest income (1)	97,193	101,101	86,429	84,039	83,624
Non-interest expense (1)	263,988	228,755	203,162	204,331	192,687
Net income	102,700	110,387	84,242	86,135	81,012
Net income available to common shareholders	102,700	110,387	84,242	86,135	81,012
Per common share:
Net income per common share - basic	$6.33	$7.13	$5.51	$5.62	$5.27
Net income per common share - diluted	6.29	7.07	5.47	5.59	5.26
Cash dividends declared	4.24	4.07	3.76	3.76	3.76
Average Balances:
Loans	$6,208,496	$5,460,664	$5,327,507	$5,122,862	$4,909,579
Investment securities	1,360,540	1,461,068	1,557,156	1,504,667	1,478,208
Money market instruments and other	169,703	73,001	262,100	198,197	342,997
Total earning assets	7,738,739	6,994,733	7,146,763	6,825,726	6,730,784
Non-interest bearing deposits	1,875,628	1,661,481	1,544,986	1,414,885	1,311,628
Interest bearing deposits	5,029,854	4,473,467	4,348,110	4,165,919	4,155,196
Total deposits	6,905,482	6,134,948	5,893,096	5,580,804	5,466,824
Short-term borrowings	$215,900	$217,327	$229,193	$240,457	$258,717
Long-term debt	340,664	424,178	788,491	776,465	793,469
Shareholders' equity	922,174	784,140	755,839	737,737	710,327
Common shareholders' equity	922,174	784,140	755,839	737,737	710,327
Total assets	8,474,029	7,629,269	7,741,043	7,416,519	7,306,460

Consolidated Five-Year Selected Financial Data - continued
	2019 (5)	2018 (4)	2017	2016	2015
Ratios:
Return on average assets (x)	1.21%	1.45%	1.09%	1.16%	1.11%
Return on average common equity (x)	11.14%	14.08%	11.15%	11.68%	11.40%
Net interest margin (2)	3.89%	3.84%	3.48%	3.52%	3.39%
Efficiency ratio (1)(2)	66.35%	61.68%	60.62%	62.96%	61.73%
Dividend payout ratio (3)	67.66%	57.57%	68.71%	67.29%	71.51%
Average shareholders' equity to average total assets	10.88%	10.28%	9.76%	9.95%	9.72%
Common equity tier 1 capital ratio	12.11%	13.04%	12.94%	12.83%	12.54%
Leverage ratio	9.64%	10.04%	9.44%	9.56%	9.22%
Tier 1 capital ratio	12.33%	13.30%	13.22%	13.11%	12.82%
Total risk-based capital ratio	13.19%	14.19%	14.14%	14.63%	14.49%
(1) During the first quarter of 2018, Park adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, pursuant to which an employer is required to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost are required to be presented in the income statement separately from the service cost. For Park, this resulted in an increase in non-interest income and an offsetting increase in non-interest expense with no change to net income as well as an increase to the efficiency ratio. This ASU is required to be applied retrospectively to all periods presented and therefore non-interest income, non-interest expense and the efficiency ratio for the three annual periods ending December 31, 2017 shown in the table above have been adjusted from the figures presented in Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2019 and 2018 and a 35% federal corporate income tax rate for 2017, 2016, and 2015. The taxable equivalent adjustments were $3.0 million for 2019, $2.9 million for 2018, $5.0 million for 2017, $2.4 million for 2016, and $865,000 for 2015.
(3) Cash dividends paid divided by net income.
(4) NewDominion Bank was acquired July 1, 2018. Financial data for 2018 reflects the six months that the NewDominion business was a division of Park National Bank.
(5) Carolina Alliance was acquired April 1, 2019. Financial data for 2019 reflects the nine months that the Carolina Alliance business was a division of Park National Bank.
(x) Reported measure uses net income available to common shareholders

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis addresses the financial condition and results of operations for Park National Corporation and our subsidiaries (unless the context otherwise requires, collectively, "Park" or the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes and the five-year summary of selected financial data included elsewhere in this Annual Report on Form 10-K. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe as well as Park's ability to manage strategic initiatives; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the current economic expansion in addition to continuing residual effects of prior recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans; changes in interest rates and prices as well as disruption in the liquidity and functioning of U.S. financial markets may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative and regulatory initiatives, or other factors may be different than anticipated; changes in unemployment may be different than anticipated; changes in customers', suppliers', and other counterparties' performance and creditworthiness may be different than anticipated; the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational, asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive pressures among financial services organizations could increase significantly, including product and pricing pressures (which could in turn impact our credit spreads), customer acquisition and retention, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and our ability to attract, develop and retain qualified banking professionals; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, and the Basel III regulatory capital reforms; the effects of easing restrictions on participants in the financial services industry; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the extent to which the new current expected credit loss accounting standard issued by the FASB in June 2016 and effective for Park as of January 1, 2020, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred, may adversely affect Park's reported financial condition or results of operations; Park's assumptions and estimates used in applying critical accounting policies and modeling, which may prove unreliable, inaccurate or not predictive of actual results; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the impact of our ability to anticipate and respond to technological changes and our ability to respond to customer needs and meet competitive demands; operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; the existence or exacerbation of general geopolitical instability and uncertainty; the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations and changes in the relationship of the U.S. and its global trading partners), monetary and other fiscal policies (including the impact of money supply and interest rate policies to the Federal Reserve Board) and other governmental policies of the U.S. federal government; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the impact of the United Kingdom's exit from the European Union; our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries; continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends; the impact on Park's business, personnel, facilities or systems of losses related to acts of fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically; the effect of healthcare laws in the U.S. and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; Park's ability to integrate recent acquisitions as well as to identify, make or integrate any future suitable strategic acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected; risk and uncertainties associated with Park's entry into new geographic markets with its recent acquisitions, including expected revenue synergies and cost savings from recent acquisitions not being fully realized or realized within the expected time frame; difficulty of retaining and hiring employees in new markets; Park issued equity securities in the acquisitions of NewDominion Bank and Carolina Alliance and may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Park's current shareholders; the transition away from the London Inter-Bank Offered

Rate (LIBOR) as a reference rate for financial instruments, which may result in increased expenses and litigation, and adversely impact the value of various financial instruments; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. RISK FACTORS" of this Annual Report on Form 10-K. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

NON-GAAP FINANCIAL MEASURES

Management's discussion and analysis contains non-U.S. GAAP financial measures where management believes it to be helpful in understanding Park’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found herein.

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

Non-GAAP Ratios

Park's management uses certain non-GAAP financial measures to evaluate Park's performance. Specifically, management reviews the ratio of tangible equity to tangible assets.

Management has included in MD&A information relating to the ratio of tangible equity to tangible assets. For the purpose of calculating the ratio of tangible equity to tangible assets, a non-GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equals total assets less goodwill and other intangible assets, in each case at period end.

Management believes that the disclosure of the ratio of tangible equity to tangible assets presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. Within the "CONTRACTUAL OBLIGATIONS - Capital" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided detail of the reconciliation of tangible equity to total shareholders' equity and of tangible assets to total assets solely for the purpose of complying with SEC Regulation G and not as an indication that the ratio of tangible equity to tangible assets is a substitute for the ratio of total shareholders' equity to total assets as determined in accordance with GAAP.

FTE (fully taxable equivalent) Ratios

Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21% for 2018 and 2019 and 35% for 2017 and prior years. In the tables included within the "ANALYSIS OF EARNINGS - Net Interest Income" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

OVERVIEW

Financial Results by segment

The table below reflects the net income (loss) by segment for the years ended December 31, 2019, 2018 and 2017. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company ("GFSC") and "All Other" which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC ("SEPH"). SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

Table 1 - Net Income (Loss) by Segment

(In thousands)	2019	2018	2017
PNB	$113,600	$109,472	$87,315
GFSC	762	521	260
All Other	(11,662)	394	(3,333)
Total Park	$102,700	$110,387	$84,242

Net income for the year ended December 31, 2019 of $102.7 million represented a $7.7 million, or 7.0%, decrease compared to $110.4 million for the year ended December 31, 2018. Net income for both the year ended December 31, 2019 and the year ended December 31, 2018 included several items of income and expense that impact the comparability of period results. These items are detailed in the "Items Impacting Comparability" section below.

The following discussion provides additional information regarding Park's two operating segments, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the years ended December 31, 2019, 2018 and 2017.

Table 2 - PNB Summary Income Statement
(In thousands)	2019	2018	2017
Net interest income	$293,130	$258,547	$235,243
Provision for loan losses	8,356	7,569	9,898
Other income	92,392	88,981	82,742
Other expense	237,433	206,843	185,891
Income before income taxes	$139,733	$133,116	$122,196
Income tax expense	26,133	23,644	34,881
Net income	$113,600	$109,472	$87,315

Net interest income of $293.1 million for the year ended December 31, 2019 represented a $34.6 million, or 13.4%, increase compared to $258.5 million for the year ended December 31, 2018. The increase was a result of a $52.1 million increase in interest income, offset by a $17.5 million increase in interest expense.

The $52.1 million increase in interest income was primarily due to a $52.6 million increase in interest income on loans. The increase in interest income on loans was partially the result of a $746.2 million increase in average loans from $5.44 billion for the year ended December 31, 2018, to $6.19 billion for the year ended December 31, 2019. Additionally, the yield on loans increased 27 basis points to 5.12% for the year ended December 31, 2019, compared to 4.85% for the year ended December 31, 2018. Interest income was impacted by the acquisition of NewDominion Bank ("NewDominion") on July 1, 2018 and the acquisition of CAB Financial Corporation, the parent of Carolina Alliance Bank ("Carolina Alliance") on April 1, 2019. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $41.3 million to interest income at PNB during the year ended December 31, 2019. The NewDominion Bank Division contributed $8.1 million to interest income at PNB during the year ended December 31, 2018.
The $17.5 million increase in interest expense was primarily due to a $18.7 million increase in interest expense on deposits, partially offset by a $1.2 million decrease in interest expense on borrowings. The increase in interest expense on deposits was partially the result of a $555.8 million increase in average interest-bearing deposits from $4.47 billion for the year ended December 31, 2018, to $5.03 billion for the year ended December 31, 2019. Additionally, the cost of interest bearing deposits increased by 29 basis points from 0.72% for the year ended December 31, 2018 to 1.01% for the year ended December 31, 2019. Interest expense was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $5.3 million to interest expense at PNB during the year ended December 31, 2019. The NewDominion Bank Division contributed $674,000 to interest expense at PNB during the year ended December 31, 2018.
The provision for loan losses of $8.4 million for the year ended December 31, 2019 represented an increase of $787,000, compared to $7.6 million for the year ended December 31, 2018. Refer to the “CREDIT EXPERIENCE - Provision for Loan Losses" section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $92.4 million for the year ended December 31, 2019 represented an increase of $3.4 million, or 3.8%, compared to $89.0 million for the year ended December 31, 2018. The $3.4 million increase was primarily related to a $2.9 million increase in debit card fee income, a $2.4 million increase in other service income, a $1.5 million increase in income from fiduciary activities, a $1.3 million increase in operating lease income, which is included in miscellaneous income, and a decrease of $1.8 million in net losses on the sale of investment securities, offset by a $2.0 million decrease in other components of net periodic benefit income, a $1.6 million decrease in net gains on the sale of OREO, a $814,000 decrease in net gains on the sale of non-performing loans, a $735,000 decrease in bank owned life insurance income, primarily related to income from death benefits paid on policies during 2018, and a $626,000 decrease in service charges on deposit accounts. Other income was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $4.6 million to other income at PNB during the year ended December 31, 2019. The NewDominion Bank Division contributed $429,000 to other income at PNB during the year ended December 31, 2018.

The table below reflects PNB's other expense for the years ended December 31, 2019 and 2018.

Table 3 - PNB Other Expense Information
(In thousands)	December 31, 2019	December 31, 2018	$ change	% change
Other expense:
Salaries	$109,362	$97,155	$12,207	12.6%
Employee benefits	36,017	29,341	6,676	22.8%
Occupancy expense	12,555	11,007	1,548	14.1%
Furniture and equipment expense	16,999	16,082	917	5.7%
Data processing fees	10,589	8,337	2,252	27.0%
Professional fees and services	22,056	19,382	2,674	13.8%
Marketing	5,704	5,091	613	12.0%
Insurance	2,489	4,749	(2,260)	(47.6)%
Communication	5,193	4,792	401	8.4%
State tax expense	3,016	3,027	(11)	(0.4)%
Amortization of intangible assets	2,355	578	1,777	307.4%
Miscellaneous	11,098	7,302	3,796	52.0%
Total other expense	$237,433	$206,843	$30,590	14.8%

Other expense of $237.4 million for the year ended December 31, 2019 represented an increase of $30.6 million, or 14.8%, compared to $206.8 million for the year ended December 31, 2018. The increase in employee benefits expense was primarily related to increased group insurance costs, payroll taxes and an increase in the company match in Park's defined contribution plan. Included in the increase in miscellaneous expense was a $1.3 million increase in operating lease depreciation, a $1.3 million expense related to the write-down of a trade name intangible, a $611,000 expense related to prepayment penalties on FHLB borrowings and a $471,000 increase in training and travel expenses. The decrease in insurance was primarily related to an assessment credit utilized with respect to the FDIC insurance expense.
Other expense was impacted by the acquisitions of NewDominion and Carolina Alliance. Of the $237.4 million of total other expense for the year ended December 31, 2019, the NewDominion Bank Division and the Carolina Alliance Bank Division's total other expense was $10.7 million and $16.5 million, respectively. The NewDominion Bank Division's total other expense was $5.8 million for the year ended December 31, 2018. Cost savings related to the Carolina Alliance acquisition were not realized until the fourth quarter of 2019, following the conversion of Carolina Alliance's core banking system.

The table below reflects PNB's other expense less the impact of NewDominion Bank Division and the Carolina Alliance Bank Division for the years ended December 31, 2019 and 2018.

Table 4 - PNB less ND and CAB Other Expense Information
(In thousands)	December 31, 2019	December 31, 2018	$ change	% change
Other expense:
Salaries	$97,856	$94,558	$3,298	3.5%
Employee benefits	33,594	28,815	4,779	16.6%
Occupancy expense	10,261	10,412	(151)	(1.5)%
Furniture and equipment expense	15,999	15,917	82	0.5%
Data processing fees	9,496	8,015	1,481	18.5%
Professional fees and services	20,237	18,921	1,316	7.0%
Marketing	5,026	4,878	148	3.0%
Insurance	2,153	4,634	(2,481)	(53.5)%
Communication	4,875	4,700	175	3.7%
State tax expense	2,986	2,978	8	0.3%
Miscellaneous	7,793	7,203	590	8.2%
Total other expense	$210,276	$201,031	$9,245	4.6%

Excluding the impact of the NewDominion Bank Division and the Carolina Alliance Bank Division, other expense of $210.3 million for the year ended December 31, 2019 represented an increase of $9.2 million, or 4.6%, compared to $201.0 million for the year ended December 31, 2018. The increase in employee benefits expense was primarily related to increased group insurance costs, payroll taxes and an increase in the company match in Park's defined contribution plan. Included in the increase in miscellaneous expense is a $611,000 expense related to prepayment penalties on FHLB borrowings. The decrease in insurance was primarily related to an assessment credit utilized with respect to the FDIC insurance expense.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the years ended December 31, 2019 and 2018.

Table 5 - PNB Balance Sheet Information
(In thousands)	December 31, 2019	December 31, 2018	% change from 12/31/18
Loans	$6,481,644	$5,671,173	14.29%
Allowance for loan losses	54,692	49,067	11.46%
Net loans	6,426,952	5,622,106	14.32%
Investment securities	1,271,817	1,418,938	(10.37)%
Total assets	8,521,537	7,753,848	9.90%
Total deposits	7,125,111	6,334,796	12.48%
Average assets	8,425,536	7,573,713	11.25%
Efficiency ratio (1)	61.12%	59.03%	3.54%
Return on average assets	1.35%	1.45%	(6.90)%
(1) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $3.0 million and $2.9 million for the years ended December 31, 2019 and 2018.

Loans outstanding at December 31, 2019 were $6.48 billion, compared to $5.67 billion at December 31, 2018, an increase of $810.5 million, or 14.3%. Excluding $560.2 million of loans at the Carolina Alliance Bank Division at December 31, 2019, loans outstanding at December 31, 2019 were $5.92 billion, compared to $5.67 billion at December 31, 2018, an increase of $250.2 million, or 4.4%. The table below breaks out the change in loans outstanding, excluding those at the Carolina Alliance Bank Division, by loan type.

Table 6 - PNB less Carolina Alliance Bank Division
(In thousands)	December 31, 2019	December 31, 2018	change	% change
Home equity	$192,044	$215,426	$(23,382)	(10.9)%
Installment	1,426,049	1,279,831	146,218	11.4%
Real estate	1,229,062	1,207,160	21,902	1.8%
Commercial	3,069,344	2,963,339	106,005	3.6%
Other	4,913	5,417	(504)	(9.3)%
Total loans	$5,921,412	$5,671,173	$250,239	4.4%

PNB's allowance for loan losses increased by $5.6 million, or 11.5%, to $54.7 million at December 31, 2019, compared to $49.1 million at December 31, 2018. Net charge-offs were $2.7 million, or 0.04% of total average loans, for the year ended December 31, 2019 and were $6.1 million, or 0.11% of total average loans, for the year ended December 31, 2018. Refer to the “CREDIT EXPERIENCE - Provision for Loan Losses" section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at December 31, 2019 were $7.13 billion, compared to $6.33 billion at December 31, 2018, an increase of $790.3 million, or 12.5%. Excluding $639.8 million of total deposits at the Carolina Alliance Bank Division at December 31, 2019, total deposits at December 31, 2019 were $6.49 billion, compared to $6.33 billion at December 31, 2018, an increase of $150.5 million, or 2.4%. The table below breaks out the change in deposit balances, excluding those at the Carolina Alliance Bank Division, by deposit type.

Table 7 - PNB less Carolina Alliance Bank Division
(In thousands)	December 31, 2019	December 31, 2018	change	% change
Non-interest bearing deposits	$1,899,696	$1,882,979	$16,717	0.9%
Transaction accounts	1,393,709	1,364,743	28,966	2.1%
Savings	2,205,483	2,043,897	161,586	7.9%
Certificates of deposits	986,397	1,043,177	(56,780)	(5.4)%
Total deposits	$6,485,285	$6,334,796	$150,489	2.4%

Guardian Financial Services Company ("GFSC")

The table below summarizes GFSC's net income for the years ended December 31, 2019, 2018, and 2017.

Table 8 - GFSC Summary Income Statement
(In thousands)	2019	2018	2017
Net interest income	$5,013	$5,048	$5,839
Provision for loan losses	754	1,328	1,917
Other income	170	187	103
Other expense	3,478	3,245	3,099
Income before income taxes	$951	$662	$926
Income tax expense	189	141	666
Net income	$762	$521	$260

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the years ended December 31, 2019 and 2018.

Table 9 - GFSC Balance Sheet Information
(In thousands)	December 31, 2019	December 31, 2018	% change from 12/31/18
Loans	$28,143	$32,664	(13.84)%
Allowance for loan losses	1,987	2,445	(18.73)%
Net loans	26,156	30,219	(13.45)%
Total assets	27,593	31,388	(12.09)%
Average assets	29,119	29,741	(2.09)%
Return on average assets	2.62%	1.75%	49.71%

All Other

The table below summarizes the All Other net (loss) income for the years ended December 31, 2019, 2018, and 2017.

Table 10 - All Other Income Statement
(In thousands)	2019	2018	2017
Net interest income (expense)	$(406)	$3,303	$2,677
Recovery of loan losses	(2,939)	(952)	(3,258)
Other income	4,631	11,933	3,584
Other expense	23,077	18,667	14,172
Net loss before income tax benefit	$(15,913)	$(2,479)	$(4,653)
Income tax benefit	(4,251)	(2,873)	(1,320)
Net (loss) income	$(11,662)	$394	$(3,333)

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships.

Net interest (expense) income decreased to net expense of $406,000 for the year ended December 31, 2019 from net income of $3.3 million for the year ended December 31, 2018. The decrease was the result of a decrease in interest payments received from SEPH impaired loan relationships.

SEPH had net recoveries of $2.9 million for the year ended December 31, 2019, compared to net recoveries of $952,000 for the year ended December 31, 2018.

Other income of $4.6 million for the year ended December 31, 2019 represented a decrease of $7.3 million, compared to $11.9 million for the year ended December 31, 2018. The $7.3 million decrease was largely due to a $2.9 million decrease in gain on the sale of OREO, net, a $2.2 million decrease in net gains on the sale of non-performing loans, a $1.5 million decrease in bank owned life insurance income, primarily related to income from death benefits paid on policies in 2018, and a $1.0 million decrease in loan fee income as a result of a reduction in payments received from SEPH impaired loan relationships.
Other expense of $23.1 million for the year ended December 31, 2019 represented an increase of $4.4 million, or 23.6%, compared to $18.7 million for the year ended December 31, 2018. The $4.4 million increase was primarily related to an increase of $2.1 million in salary expense, a $1.6 million increase in professional fees and services and a $777,000 increase in miscellaneous expense (all increases primarily due to merger-related expenses). Merger-related expenses were $8.9 million for the year ended December 31, 2019, compared to $5.2 million for the year ended December 31, 2018.

Park National Corporation

The table below summarizes Park's net income for the years ended December 31, 2019, 2018, and 2017.

Table 11 - Park Summary Income Statement
(In thousands)	2019	2018	2017
Net interest income	$297,737	$266,898	$243,759
Provision for loan losses	6,171	7,945	8,557
Other income	97,193	101,101	86,429
Other expense	263,988	228,755	203,162
Income before income taxes	$124,771	$131,299	$118,469
Income tax expense	22,071	20,912	34,227
Net income	$102,700	$110,387	$84,242

DIVIDENDS ON COMMON SHARES

Cash dividends declared on Park's common shares were $4.24 in 2019, $4.07 in 2018 and $3.76 in 2017. The quarterly cash dividend on Park's common shares was $1.21 per share for the first quarter of 2019, and $1.01 per share for the second, third, and fourth quarter of 2019. The first quarter of 2019 included a one-time special cash dividend of $0.20 per share. The quarterly cash dividend on Park's common shares was $0.94 per share for the first quarter of 2018, $1.21 per share for the second quarter of 2018, and $0.96 per share for the third and fourth quarter of 2018. The second quarter of 2018 included a one-time special cash dividend of $0.25 per share. The quarterly cash dividend on Park's common shares was $0.94 per share for each quarter of 2017. Please see the discussion of limitations on Park's ability to pay dividends in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies used in the development and presentation of Park’s consolidated financial statements are listed in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."  The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

ALLL - The determination of the ALLL involves a higher degree of judgment and complexity than Park's other significant accounting policies.  The ALLL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable, incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the ALLL is based on periodic evaluations of the loan portfolio and of current economic conditions.  However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions.  All of these factors may be susceptible to significant change.  To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

OREO - OREO, property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer of the OREO, the difference is charged off against the ALLL. Subsequent declines in value (OREO devaluations) are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized within other income on the date of sale.  At December 31, 2019, OREO totaled $4.0 million, a decrease of 6.4%, compared to $4.3 million at December 31, 2018.

Fair Value - In accordance with GAAP, management utilizes the fair value hierarchy, which has the objective of maximizing the use of observable market inputs.  The accounting guidance also requires disclosures regarding the inputs used to calculate fair value. These inputs are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of the inputs could be based on internal models and/or cash flow analyses. The large majority of Park’s financial assets valued using Level 2 inputs consist of AFS debt securities. The fair value of these AFS debt securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Goodwill and other intangible assets - The accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the impairment assessment of goodwill and other intangible assets.  Goodwill and other intangible assets represents the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination.  Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of PNB, Park’s national bank subsidiary, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods.

Goodwill and indefinite-lived intangible assets are not amortized to expense, but are subject to impairment tests annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired, by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional analysis is unnecessary. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess, not to exceed the total goodwill allocated to the reporting unit.  At December 31, 2019, on a consolidated basis, Park had $159.6 million of goodwill and $11.5 million of other intangibles, all of which is recorded at PNB.

Pension Plan - The determination of pension plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees will earn while working, as well as the present value of those benefits. Annual pension expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our pension plan.

Significant assumptions used to measure our annual pension expense include:

•the interest rate used to determine the present value of liabilities (discount rate);
•certain employee-related factors, such as turnover, retirement age and mortality;
•the expected return on assets in our funded plan; and
•the rate of salary increases where benefits are based on earnings.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan expense and obligation.
ABOUT OUR BUSINESS

Through our national bank subsidiary, PNB, Park is engaged in a general commercial banking and trust business, primarily in Ohio, Kentucky, North Carolina and South Carolina, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. Management believes there are a significant number of consumers and businesses that seek long-term relationships with community-based financial institutions of quality and strength.  While not engaging in activities such as foreign lending, nationally syndicated loans or investment banking, Park attempts to meet the needs of our customers for commercial, real estate and consumer loans, and investment, fiduciary and deposit services.

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions.  At December 31, 2019, Park operated 125 financial service offices (including those of PNB, Scope Leasing, Inc. ("Scope Aircraft Finance"), and GFSC) and a network of 138 automated teller machines in 29 Ohio counties, one Kentucky county, four North Carolina counties and four South Carolina counties. SEPH also operated one office, located in Newark, Ohio.

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government entities.  These deposits consist of non-interest bearing and interest bearing deposits.

Average total deposits were $6,905 million in 2019, compared to $6,135 million in 2018 and $5,893 million in 2017. Table 12 provides a summary of deposit balances as of December 31, 2019 and 2018, along with the change over the past year.

Table 12 - Year-End Deposits
December 31 (In thousands)	2019	2018	Change
Non-interest bearing checking	$1,959,935	$1,804,881	$155,054
Interest bearing transaction accounts	1,628,740	1,364,743	263,997
Savings	2,323,533	2,046,792	276,741
All other time deposits	1,139,131	1,043,177	95,954
Other	1,273	1,267	6
Total	$7,052,612	$6,260,860	$791,752

The average interest rate paid on interest bearing deposits was 1.01% in 2019, compared to 0.72% in 2018, and 0.44% in 2017.  The average cost of interest bearing deposits for each quarter of 2019 was 0.95% for the fourth quarter, 1.08% for the third quarter, 1.04% for the second quarter and 0.97% for the first quarter.

The deposit growth for 2019 included deposits from the acquisition of Carolina Alliance, which totaled $639.8 million at December 31, 2019.

Maturities of time deposits in amounts of $100,000 or more as of December 31, 2019 and 2018 were:

Table 13 - Maturities of Time Deposits	$100,000 or more
December 31 (In thousands)	2019	2018
3 months or less	$154,150	$151,205
Over 3 months through 6 months	119,655	93,759
Over 6 months through 12 months	176,598	73,273
Over 12 months	144,512	107,231
Total	$594,915	$425,468

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, Federal Funds purchased and other borrowings.  These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk.  The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments.  The average rate paid on short-term borrowings was 1.15% in 2019, compared to 0.74% in 2018, and 0.43% in 2017. The year-end balance for short-term borrowings was $231 million at December 31, 2019, compared to $222 million at December 31, 2018, and $391 million at December 31, 2017.

Long-Term Debt: Long-term debt primarily consists of borrowings from the Federal Home Loan Bank and a term note with another financial institution.  The average balance of long-term debt and the average cost of long-term debt include the subordinated notes discussed in the following section.  In 2019, average long-term debt was $341 million, compared to $424 million in 2018, and $788 million in 2017. The average interest rate paid on long-term debt was 2.77% in 2019, compared to 2.38% for 2018, and 2.86% for 2017. Average total debt (long-term and short-term) was $557 million in 2019, compared to $642 million in 2018, and $1,018 million in 2017. Average total debt decreased by $85 million, or 13.2%, in 2019 compared to 2018, and decreased by $376 million, or 37.0%, in 2018 compared to 2017. Average long-term debt was 61% of average total debt in 2019, compared to 66% of average total debt in 2018, and 77% of average total debt in 2017.

Subordinated Notes: Park assumed, with the 2007 acquisition of Vision's parent holding company, $15.5 million of floating rate junior subordinated notes.  The $15.5 million of junior subordinated notes were purchased by Vision Bancshares Trust I ("Trust I") following the issuance of Trust I's $15.0 million of floating rate preferred securities. The interest rate on these junior subordinated notes adjusts every quarter at 148 basis points above the three-month LIBOR interest rate.  The maturity date for the junior subordinated notes is December 30, 2035 and the junior subordinated notes may be prepaid, without penalty, after December 30, 2010.  These junior subordinated notes qualify as Tier 1 capital under current Federal Reserve Board guidelines.

See "Note 17 - Subordinated Notes" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information about the subordinated notes.

Shareholders' Equity: The ratio of total shareholders' equity to total assets was 11.32% at December 31, 2019, compared to 10.67% at December 31, 2018, and 10.03% at December 31, 2017. The ratio of tangible shareholders’ equity [shareholders’ equity ($969.0 million) less goodwill ($159.6 million) and other intangible assets ($11.5 million)] to tangible assets [total assets ($8,558 million) less goodwill ($159.6 million) and other intangible assets ($11.5 million)] was 9.51% at December 31, 2019, compared to 9.28% at December 31, 2018, and 9.16% at December 31, 2017.

In accordance with GAAP, Park reflects any unrealized holding gain or loss on AFS debt securities, any unrealized net holding gain or loss on cash flow hedging derivatives or any change in the funded status of Park's pension plan, net of income taxes, as accumulated other comprehensive income (loss) which is part of Park’s shareholders’ equity.

The unrealized net holding gain, net of income taxes, on AFS debt securities was $17.5 million at year-end 2019, compared to the unrealized net holding loss, net of income taxes, of $20.1 million at year-end 2018, and the unrealized net holding loss, net of income taxes, of $2.9 million at year-end 2017.

The unrealized net holding loss, net of income taxes, on cash flow hedging derivatives was $454,000 at year-end 2019. There were no cash flow hedging derivatives at either year-end 2018 or 2017.

In accordance with GAAP, Park adjusts accumulated other comprehensive loss to recognize the net actuarial gain or loss reflected in the funding status of Park’s pension plan.  See "Note 20 - Benefit Plans" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for information on the accounting for Park’s pension plan. Pertaining to the funding status of the pension plan, Park recognized a net comprehensive gain of $3.0 million in 2019, a net comprehensive loss of $3.0 million in 2018, and a net comprehensive loss of $8.8 million in 2017. The net comprehensive gain in 2019 was due to changes in actuarial assumptions being more than offset by increased investment returns on pension plan assets. The net comprehensive loss in 2018 was due to changes in actuarial assumptions being more than offset by lower than projected returns on pension plan assets during 2018. The net comprehensive loss in 2017 was due to changes in actuarial assumptions which were partially offset by increased investment returns on pension plan assets.

At year-end 2019, the balance in accumulated other comprehensive loss pertaining to the pension plan was $26.7 million, compared to $29.7 million at December 31, 2018, and $23.5 million at December 31, 2017.

INVESTMENT OF FUNDS

Loans:  Average loans were $6,208 million in 2019, compared to $5,461 million in 2018, and $5,328 million in 2017.  The actual yield on average loan balances was 5.19% in 2019, compared to 4.98% in 2018, and 4.69% in 2017. Approximately 48% of Park’s loan balances mature or reprice within one year (see Table 34).  The actual yield on average loan balances for each quarter of 2019 was 5.11% for the fourth quarter, 5.25% for the third quarter, 5.23% for the second quarter and 5.14% for the first quarter.

Loan interest income for 2019, 2018, and 2017 included $256,000, $3.4 million, and $2.3 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. In addition, for 2019 and 2018, loan interest income included $5.2 million and $1.1 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on loans was 5.09%, 4.89%, and 4.66%, for the years ended December 31, 2019, 2018, and 2017. Excluding this income, the yield on loans was 4.97% for the fourth quarter of 2019, 5.13% for the third quarter of 2019, 5.14% for the second quarter of 2019, and 5.12% for the first quarter of 2019.

At December 31, 2019, loan balances were $6,501 million, compared to $5,692 million at year-end 2018, an increase of $809 million, or 14.2%. Excluding $560.2 million of loans at the Carolina Alliance Bank Division at December 31, 2019, loans outstanding at December 31, 2019 were $5,941 million, compared to $5,692 million at December 31, 2018, an increase of $249 million, or 4.4%.

Table 14 reports year-end loan balances by type of loan for the past five years.

Table 14 - Loans by Type
December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$1,185,110	$1,072,786	$1,053,453	$994,619	$955,727
Construction real estate	331,699	248,274	181,470	188,945	173,345
Residential real estate	1,892,726	1,793,618	1,725,224	1,808,497	1,855,443
Commercial real estate	1,609,413	1,283,045	1,167,607	1,155,703	1,113,603
Consumer	1,452,375	1,292,136	1,241,736	1,120,850	967,111
Leases	30,081	2,273	2,993	3,243	2,856
Total loans	$6,501,404	$5,692,132	$5,372,483	$5,271,857	$5,068,085

On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased by $522 million, or 20%, in 2019 and increased by $202 million, or 8.4%, in 2018. The increase in 2019 was due to an increase in commercial real estate loans of $326.4 million, an increase in commercial, financial and agricultural loans of $112.3 million and an increase in construction real estate loans of $83.4 million. The increase in 2018 was due to an increase in commercial real estate loans of $115.4 million, an increase in construction real estate loans of $66.8 million and an increase in commercial, financial and agricultural loans of $19.3 million.
Consumer loans increased by $160.2 million, or 12.4%, in 2019 and increased $50 million, or 4.1%, in 2018. The increase in consumer loans in each of 2019 and 2018 was primarily due to an increase in automobile lending in Ohio.

Residential real estate loans increased by $99.1 million, or 5.5%, in 2019 and increased $68 million, or 4.0%, in 2018. The increase in 2019 was due to an increase in commercial loans secured by residential real estate of $49.4 million, an increase in mortgage loans secured by residential real estate of $42.0 million, an increase in home equity loans secured by residential real estate of $9.5 million and a decrease in installment loans secured by residential real estate of $1.8 million.

Leases increased by $27.8 million in 2019 to $30.1 million at December 31, 2019 compared to $2.3 million as of December 31, 2018 and $3.0 million as of December 31, 2017. The increase in 2019 was primarily due to the acquisition of Carolina Alliance.

Table 15 summarizes the distribution of maturities for all selected loan segments.

Table 15 - Selected Loan Maturity Distribution
	One Year or Less (1)(2)	Over One Through Five Years	Over Five Years	Total
December 31, 2019
(In thousands)
Commercial, financial and agricultural	$331,875	$536,918	$316,317	$1,185,110
Construction real estate	72,658	88,106	170,935	331,699
Commercial real estate	96,677	355,021	1,157,715	1,609,413
Total	$501,210	$980,045	$1,644,967	$3,126,222
Total of these selected loans due
after one year with:
Fixed interest rate		$651,170	$351,605	$1,002,775
Floating interest rate		328,875	1,293,362	1,622,237
(1) Nonaccrual loans of $67.0 million are included within the one year or less classification above.
(2) Purchase accounting discounts of $9.4 million are included within the one year or less classification above.

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

AFS debt securities are carried on the books at their estimated fair value with the unrealized holding gain or loss, net of income taxes, accounted for as accumulated other comprehensive income (loss).  The debt securities that are classified as AFS are free to be sold in future periods in carrying out Park’s investment strategies.

Prior to September 1, 2019, Park classified certain types of U.S. Government sponsored entity collateralized mortgage obligations (“CMOs”) and tax-exempt municipal securities that it purchased as Held-To-Maturity ("HTM").  These debt securities have been classified as HTM because they are generally not as liquid as the investment securities that Park classifies as AFS. A classification of HTM means that Park has the positive intent and the ability to hold these securities until maturity.

On September 1, 2019, Park adopted the portion of ASU 2019-04 which allowed for a one-time reclassification of securities from HTM to AFS. On this date, Park transferred HTM securities with a fair value of $373.9 million to the AFS classification. The transfer occurred at fair value and had a related unrealized gain, net of taxes, of $19.1 million recorded in other comprehensive income. At year-end 2018, Park’s HTM securities portfolio was $352 million, compared to $357 million at year-end 2017. All of the CMOs, mortgage-backed securities, and callable notes in Park’s investment portfolio were issued by U.S. Government sponsored entities.

Average taxable debt investment securities were $1,052 million in 2019, compared to $1,192 million in 2018, and $1,310 million in 2017. The average yield on taxable debt investment securities was 2.49% in 2019, compared to 2.47% in 2018, and 2.10% in 2017.  Average tax-exempt debt investment securities were $309 million in 2019, compared to $302 million in 2018, and $247 million in 2017. The average tax-equivalent yield on tax-exempt debt investment securities was 3.67% in both 2019 and 2018, compared to 4.48% in 2017.

Total debt securities (at amortized cost) were $1,187 million at December 31, 2019, compared to $1,381 million at December 31, 2018, and $1,455 million at December 31, 2017.  Management purchased debt securities totaling $380 million in 2018, and $143 million in 2017. There were no purchases of debt securities in 2019. Proceeds from repayments, redemptions and maturities of debt securities were $196 million in 2019, compared to $208 million in 2018, and $208 million in 2017.

During 2019, Park sold certain AFS debt investment securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt investment securities with a book value of $29.1 million at a gross gain of $271,000. During 2018, Park sold certain AFS debt investment securities with a book value of $245.0 million at a gross loss of $2.6 million, sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000, and sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $0.3 million. These HTM securities had been paid down by 96.3% of the principal outstanding at acquisition. No debt securities were sold during 2017.

For the years ended December 31, 2019, 2018, and 2017, the average tax-equivalent yield on the total investment portfolio was 2.76%, 2.72%, and 2.47%, respectively.  The weighted average remaining maturity of the total investment portfolio was 4.2 years at December 31, 2019, 4.7 years at December 31, 2018, and 4.4 years at December 31, 2017. Obligations of the U.S. Treasury and other U.S. Government sponsored entities and U.S. Government sponsored entities' asset-backed securities were approximately 69.5% of the total investment portfolio at year-end 2019, 73.5% of the total investment portfolio at year-end 2018, and 75.2% of the total investment portfolio at year-end 2017.

Other investment securities (as shown on Park's Consolidated Balance Sheets) consist of stock investments in the FHLB, the FRB and equity securities.  Total other investment securities were $70 million at December 31, 2019, compared to $73 million at December 31, 2018, and $79 million at December 31, 2017. Management purchased equity securities totaling $100,000 in 2019, compared to $2.6 million in 2018. There were no equity security purchases in 2017. Management purchased $6.4 million of FRB stock in 2019. There were no FRB stock purchases in 2018 or 2017. Proceeds from the redemption/repurchase of FHLB stock were $14.7 million in 2019, compared to $7.0 million in 2018. There were no proceeds from the redemption/repurchase of FHLB stock in 2017.

"Gain on equity securities, net" on Park's Consolidated Statements of Income were $5.1 million, $4.6 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. These gains on equity securities were made up of gains (losses) on equity investments carried at fair value as well as gains (losses) on equity investments carried at NAV.

For the years ended December 31, 2019 and 2018, $345,000 and $(287,000), respectively, of unrealized gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income. An additional $3.5 million gain recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income for the year ended December 31, 2018 related to Park's 8.55% investment in NewDominion which was held at December 31, 2017. See "Note 4 - Business Combinations" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" on this Annual Report on Form 10-K. During

2017, Park sold certain equity securities with a book value of $444,000 at a gross gain of $1.8 million. During 2017, equity securities had unrealized gains of $1.3 million recorded in accumulated other comprehensive loss.

For the years ended December 31, 2019, 2018 and 2017, $4.8 million, $1.4 million and $1.2 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

The average maturity of the investment portfolio would lengthen if long-term interest rates were to increase as principal repayments from mortgage-backed securities and CMOs would decrease and callable securities would price to their maturity dates.  At year-end 2019, management estimated that the average maturity of the investment portfolio would remain at 4.2 years with a 100 basis point increase in long-term interest rates and would lengthen to 4.6 years with a 200 basis point increase in long-term interest rates.  Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates were to decrease as the principal repayments from mortgage-backed securities and CMOs would increase and callable securities would price to their call dates.  At year-end 2019, management estimated that the average maturity of the investment portfolio would decrease to 3.8 years with a 100 basis point decrease in long-term interest rates and to 3.5 years with a 200 basis point decrease in long-term interest rates.

Table 16 sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2019, 2018 and 2017:

Table 16 - Investment Securities
December 31,
(In thousands)	2019	2018	2017
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$—	$242,720
Obligations of states and political subdivisions	320,491	305,278	300,412
U.S. Government asset-backed securities	889,210	1,049,951	905,946
Federal Home Loan Bank stock	30,060	43,388	50,086
Federal Reserve Bank stock	14,653	8,225	8,225
Equities	25,093	21,303	20,326
Total	$1,279,507	$1,428,145	$1,527,715
Investments by category as a percentage of total investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	—%	—%	15.9%
Obligations of states and political subdivisions	25.0%	21.4%	19.6%
U.S. Government asset-backed securities	69.5%	73.5%	59.3%
Federal Home Loan Bank stock	2.3%	3.0%	3.3%
Federal Reserve Bank stock	1.2%	0.6%	0.5%
Equities	2.0%	1.5%	1.4%
Total	100.0%	100.0%	100.0%

ANALYSIS OF EARNINGS

Net Interest Income: Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  (See Table 17 for three years of history on the average balances of the balance sheet categories as well as the average rates earned on interest earning assets and the average rates paid on interest bearing liabilities.)

Table 17 - Distribution of Assets, Liabilities and Shareholders' Equity
December 31,	2019			2018			2017
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
ASSETS
Interest earning assets:
Loans (1) (2)	$6,208,496	$321,961	5.19%	$5,460,664	$271,673	4.98%	$5,327,507	$249,757	4.69%
Taxable investment securities	1,051,540	26,213	2.49%	1,192,339	29,479	2.47%	1,309,708	27,440	2.10%
Tax-exempt investment securities (3)	309,197	11,335	3.67%	302,254	11,100	3.67%	247,448	11,093	4.48%
Money market instruments	169,703	3,947	2.33%	73,001	1,407	1.93%	262,100	3,087	1.18%
Total interest earning assets	7,738,936	363,456	4.70%	7,028,258	313,659	4.46%	7,146,763	291,377	4.08%
Non-interest earning assets:
Allowance for loan losses	(54,516)			(50,151)			(52,688)
Cash and due from banks	130,372			114,357			113,882
Premises and equipment, net	69,710			57,195			56,910
Other assets	589,527			479,610			476,176
TOTAL	$8,474,029			$7,629,269			$7,741,043

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Transaction accounts	$1,648,896	$13,249	0.80%	$1,396,869	$8,097	0.58%	$1,322,171	$3,357	0.25%
Savings deposits	2,261,600	20,099	0.89%	2,019,734	11,718	0.58%	1,934,258	6,107	0.32%
Time deposits	1,119,358	17,494	1.56%	1,056,864	12,375	1.17%	1,091,681	9,629	0.88%
Total interest bearing deposits	5,029,854	50,842	1.01%	4,473,467	32,190	0.72%	4,348,110	19,093	0.44%
Short-term borrowings	215,900	2,476	1.15%	217,327	1,600	0.74%	229,193	992	0.43%
Long-term debt (4)	340,664	9,445	2.77%	424,178	10,113	2.38%	788,491	22,580	2.86%
Total interest bearing liabilities	5,586,418	62,763	1.12%	5,114,972	43,903	0.86%	5,365,794	42,665	0.80%
Non-interest bearing liabilities:
Demand deposits	1,875,628			1,661,481			1,544,986
Other	89,809			68,676			74,424
Total non-interest bearing liabilities	1,965,437			1,730,157			1,619,410
Shareholders' equity	922,174			784,140			755,839
TOTAL	$8,474,029			$7,629,269			$7,741,043
Tax equivalent net interest income		$300,693			$269,756			$248,712
Net interest spread			3.58%			3.60%			3.28%
Net yield on interest earning assets (net interest margin)			3.89%			3.84%			3.48%
(1)Loan income includes net loan-related fee income, purchase accounting accretion and origination expense in the aggregate amount of $0.6 million in 2019, $3.3 million in 2018, and $3.1 million in 2017. Loan income also includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2019 and 2018 and a 35% federal corporate income tax rate in 2017.  The taxable equivalent adjustments were $576,000 in 2019, $528,000 in 2018, and $1.1 million in 2017.
(2)For the purpose of the computation for loans, nonaccrual loans are included in the daily average loans outstanding.
(3)Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2019 and 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustments were $2.4 million in 2019, $2.3 million in 2018, and $3.9 million in 2017.
(4)Includes subordinated notes.

Average interest earning assets for 2019 increased by $711 million, or 10.1%, to $7,739 million, compared to $7,028 million for 2018. Average interest earning assets for 2018 decreased by $119 million, or 1.7%, to $7,028 million, compared to $7,147 million for 2017. The average yield on interest earning assets increased by 24 basis points to 4.70% for 2019, compared to 4.46% for 2018, and 4.08% for 2017. For 2019, the acquisition of Carolina Alliance added average interest earning assets of $432.7 million. For 2018, the acquisition of NewDominion added average interest earning assets of $146.7 million.

Interest income for 2019, 2018, and 2017 included $256,000, $3.4 million, and $2.3 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB as well as $5.2 million and $1.1 million of purchase accounting accretion for 2019 and 2018, respectively. Excluding this income, the yield on loans was 5.09%, 4.89%, and 4.66%, for the years ended December 31, 2019, 2018, and 2017, respectively, the yield on earning assets was 4.62%, 4.40%, and 4.05%, for the years ended December 31, 2019, 2018, and 2017, respectively, and the net interest margin was 3.80%, 3.77%, and 3.46%, for the years ended December 31, 2019, 2018, and 2017, respectively.

Average interest bearing liabilities for 2019 increased by $471 million, or 9.2%, to $5,586 million for 2019, compared to $5,115 million for 2018. Average interest bearing liabilities for 2018 decreased by $251 million, or 4.7%, to $5,115 million, compared to $5,366 million for 2017. The average cost of interest bearing liabilities increased by 26 basis points to 1.12% for 2019, compared to 0.86% for 2018, and 0.80% for 2017. For 2019, the acquisition of Carolina Alliance added average interest bearing liabilities of $368.8 million. For 2018, the acquisition of NewDominion added average interest bearing liabilities of $89.7 million.

The table below shows for the years ended December 31, 2019, 2018, and 2017, the average balance and tax equivalent yield by type of loan.

Table 18 - Average Loans and Tax Equivalent Yield
Year Ended December 31,	2019		2018		2017
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$229,916	5.59%	$207,821	5.20%	$209,115	4.43%
Installment loans	1,379,111	5.34%	1,294,644	5.05%	1,238,425	4.96%
Real estate loans	1,246,209	4.36%	1,178,887	4.13%	1,192,999	3.86%
Commercial loans (1)	3,348,599	5.39%	2,774,367	5.27%	2,681,759	4.94%
Other	4,661	11.70%	4,945	12.01%	5,209	11.90%
Total loans and leases before allowance	$6,208,496	5.19%	$5,460,664	4.98%	$5,327,507	4.69%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2019 and 2018 and a 35% federal corporate income tax rate in 2017. The taxable equivalent adjustments were $576,000 in 2019, $528,000 in 2018, and $1.1 million in 2017.

Loan interest income for 2019, 2018, and 2017 included $256,000, $3.4 million, and $2.3 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB as well as $5.2 million and $1.1 million of purchase accounting accretion for 2019 and 2018, respectively. The amount of interest related to SEPH impaired loan relationships and purchase accounting accretion included in home equity loan interest income for 2019 and 2018 was $443,000 and $202,000, respectively. Excluding the impact of these items, the tax equivalent yield on home equity loans was 5.37% and 5.09%, respectively. The amount of interest related to SEPH impaired loan relationships and purchase accounting accretion included in real estate loan interest income for 2019 and 2018 was $617,000 and $545,000. Excluding the impact of these items, the tax equivalent yield on real estate loans was 4.30% and 4.08%, respectively. The amount of interest related to SEPH impaired loan relationships and purchase accounting accretion included in commercial loan interest income for 2019, 2018, and 2017 was $4.3 million, $3.8 million, and $2.3 million, respectively. Excluding the impact of these items, the tax equivalent yield on commercial loans was 5.26%, 5.14%, and 4.88% for 2019, 2018, and 2017, respectively. Excluding the impact of interest related to SEPH impaired loan relationships and purchase accounting accretion, the tax equivalent yield on total loans and leases was 5.09%, 4.89%, and 4.66%, for 2019, 2018, and 2017, respectively.

The table below shows for the years ended December 31, 2019, 2018, and 2017, the average balance and cost of funds by type of deposit.

Table 19 - Average Deposits and Cost of Funds
Year Ended December 31,	2019		2018		2017
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,648,896	0.80%	$1,396,869	0.58%	$1,322,171	0.25%
Savings deposits and clubs	2,261,600	0.89%	2,019,734	0.58%	1,934,258	0.32%
Time deposits (1)	1,119,358	1.56%	1,056,864	1.17%	1,091,681	0.88%
Total interest bearing deposits (1)	$5,029,854	1.01%	$4,473,467	0.72%	$4,348,110	0.44%
(1) Time deposit interest expense for 2019 and 2018 benefited from $593,000 and $287,000, respectively, of purchase accounting accretion related to the acquisition of NewDominion for all of 2019 and for the third and four quarters of 2018 and Carolina Alliance for the second, third and fourth quarters of 2019. Excluding the impact of this accretion, the cost of funds on time deposits for 2019 and 2018 was 1.62% and 1.20%, respectively, and the cost of funds on total interest bearing deposits for 2019 and 2018 was 1.02% and 0.73%, respectively.

The following table displays (for each quarter of 2019) the average balance of interest earning assets, the net interest income and the tax equivalent net interest income and net interest margin.

Table 20 - Quarterly Net Interest Margin
(In thousands)	Average Interest Earning Assets	Net Interest Income (1)	Tax Equivalent Net Interest Income (1)	Tax Equivalent Net Interest Margin (1)
First Quarter	$7,194,626	$67,776	$68,510	3.86%
Second Quarter	7,834,418	75,851	76,603	3.92%
Third Quarter	8,003,746	77,101	77,845	3.86%
Fourth Quarter	7,912,161	77,009	77,735	3.90%
2019	$7,738,936	$297,737	$300,693	3.89%
 (1) Net interest income for the first and fourth quarters of 2019 included $7,000 and $249,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Net interest income for the first, second, third, and fourth quarters of 2019 included $266,000, $1.6 million, $2.0 million and $1.9 million of purchase accounting accretion related to the acquisition of NewDominion for all of 2019 and Carolina Alliance for the second, third and fourth quarters of 2019. Excluding the impact of these loan payments and accretion, the tax equivalent net interest margin was 3.85%, 3.84%, 3.76%, and 3.78%, for the first, second, third, and fourth quarters of 2019, respectively, and 3.80% for the year ended December 31, 2019.

In the following table, the change in tax equivalent interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 21 - Volume/Rate Variance Analysis
	Change from 2018 to 2019			Change from 2017 to 2018
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$37,133	$13,155	$50,288	$6,243	$15,673	$21,916
Taxable investments	(3,482)	216	(3,266)	(2,459)	4,498	2,039
Tax-exempt investments	255	(20)	235	2,457	(2,449)	8
Money market instruments	2,265	275	2,540	(2,228)	548	(1,680)
Total interest income	36,171	13,626	49,797	4,013	18,270	22,283
Interest expense:
Transaction accounts	$1,461	$3,691	$5,152	$190	$4,550	$4,740
Savings accounts	1,403	6,978	8,381	270	5,341	5,611
Time deposits	733	4,386	5,119	(307)	3,053	2,746
Short-term borrowings	(11)	887	876	(51)	659	608
Long-term debt	(1,991)	1,323	(668)	(10,432)	(2,035)	(12,467)
Total interest expense	1,595	17,265	18,860	(10,330)	11,568	1,238
Net variance	$34,576	$(3,639)	$30,937	$14,343	$6,702	$21,045

Other Income:  Other income was $97.2 million in 2019, compared to $101.1 million in 2018, and $86.4 million in 2017.

The following table displays total other income for Park in 2019, 2018 and 2017.

Table 22 - Other Income
Year Ended December 31,
(In thousands)	2019	2018	2017
Income from fiduciary activities	$27,768	$26,293	$23,735
Service charges on deposits	10,835	11,461	12,653
Other service income	15,500	14,266	13,162
Debit card fee income	20,250	17,317	15,798
Bank owned life insurance income	4,557	6,815	4,858
ATM fees	1,828	1,978	2,253
OREO valuation adjustments	(225)	(491)	(458)
(Loss) gain on the sale of OREO, net	(222)	4,235	251
Net (loss) gain on the sale of investment securities	(421)	(2,271)	1,821
Gain on equity securities, net	5,118	4,616	1,210
Other components of net periodic benefit income	4,732	6,820	5,794
Gain on the sale of non-performing loans	—	2,826	—
Miscellaneous	7,473	7,236	5,352
Total other income	$97,193	$101,101	$86,429

Other income was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $4.6 million to other income at Park during the year ended December 31, 2019. The NewDominion Bank Division contributed $429,000 to other income at Park during the year ended December 31, 2018.

Table 23 - Other Income breakout
	Change from 2018 to 2019			Change from 2017 to 2018
(In thousands)	Park less ND and CABF	ND and CABF	Total	Park less ND	ND	Total
Income from fiduciary activities	$1,475	$—	$1,475	$2,558	$—	$2,558
Service charges on deposits	(876)	250	(626)	(1,228)	36	(1,192)
Other service income	(45)	1,279	1,234	879	225	1,104
Debit card fee income	2,368	565	2,933	1,461	58	1,519
Bank owned life insurance income	(2,618)	360	(2,258)	1,966	(9)	1,957
ATM fees	(118)	(32)	(150)	(275)	—	(275)
OREO valuation adjustments	266	—	266	(33)	—	(33)
(Loss) gain on the sale of OREO, net	(4,457)	—	(4,457)	3,984	—	3,984
Net (loss) gain on the sale of investment securities	1,850	—	1,850	(4,092)	—	(4,092)
Gain on equity securities, net	379	123	502	3,442	(36)	3,406
Other components of net periodic benefit income	(2,091)	3	(2,088)	1,026	—	1,026
Gain on the sale of non-performing loans	(2,826)	—	(2,826)	2,826	—	2,826
Miscellaneous	(1,414)	1,651	237	1,729	155	1,884
Total other income	$(8,107)	$4,199	$(3,908)	$14,243	$429	$14,672

Income from fiduciary activities increased by $1.5 million, or 5.6%, to $27.8 million in 2019, compared to $26.3 million in 2018. The $26.3 million in 2018 was an increase of $2.6 million, or 10.8%, compared to $23.7 million in 2017. The increases in fiduciary fee income in 2019 and 2018 were primarily due to improvements in the equity markets and also due to an increase in the total account balances serviced by PNB’s Trust Department.  PNB charges fiduciary fees largely based on the market value of the trust assets. The average market value of the trust assets managed by PNB was $5.85 billion in 2019, compared to $5.49 billion in 2018, and $5.05 billion in 2017.

Service charges on deposit accounts decreased by $626,000, or 5.5%, to $10.8 million in 2019, compared to $11.5 million in 2018. The $11.5 million in 2018 was a decrease of $1.2 million, or 9.4%, compared to $12.7 million in 2017. The declines in 2019 and 2018 were related to declines in service charges on deposits, largely as a result of a decline in other non-sufficient funds (NSF) fee income and service charges on demand deposit accounts.

Other service income increased $1.2 million, or 8.6%, to $15.5 million in 2019, compared to $14.3 million in 2018. The $14.3 million in 2018 was a $1.1 million, or 8.4%, increase compared to $13.2 million in 2017. The increase in 2019 compared to 2018 was primarily related to increases in other service income due to the acquisitions of NewDominion and Carolina Alliance which increased sold mortgage loan originations. The increase for 2018 compared to 2017 was primarily the result of recovery of fees from certain SEPH impaired loan relationships.

Debit card fee income, which is generated from debit card transactions, increased $2.9 million, or 16.9%, to $20.3 million, compared to $17.3 million in 2018. The $17.3 million in 2018 was an increase of $1.5 million, or 9.6%, compared to $15.8 million in 2017. The increases in 2019 and 2018 were attributable to continued increases in the volume of debit card transactions, which increased 7.4% in 2019 from 2018 and 7.6% in 2018 from 2017. In addition, the increase in 2019 was attributable to changes in our point of sale network. Park continues to focus on deposit offerings that incent our customers to use their debit card.

Bank owned life insurance income decreased by $2.3 million, or 33.1%, to $4.6 million in 2019, compared to $6.8 million in 2018. Bank owned life insurance income increased by $2.0 million, or 40.3%, to $6.8 million in 2018, compared to $4.9 million in 2017. The decrease in 2019 from 2018 of $2.3 million and the increase of $2.0 million from 2017 to 2018 were primarily related to income from death benefits paid on policies. Park recorded $223,000 of income from death benefits paid on policies in 2019, compared to $2.7 million of income from death benefits paid on policies during 2018, and $478,000 of income from death benefits paid on policies during 2017.

(Loss) gain on the sale of OREO, net, reflected a loss of $222,000 in 2019, a decrease of $4.5 million, compared to a gain of $4.2 million in 2018. The $4.2 million in 2018, was an increase of $4.0 million, compared to $251,000 in 2017. The increase in 2018 was primarily due to a $4.1 million gain on the sale of one OREO property, which was partially participated to PNB from SEPH.

During 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000. During 2018, Park sold certain AFS debt securities with a book value of $245.0 million at a gross loss of $2.6 million, sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000, and sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $0.3 million. These HTM debt securities had been paid down by 96.3% of the principal outstanding at acquisition. During 2017, Park sold certain equity securities with a book value of $444,000 at a gross gain of $1.8 million.
During the years ended December 31, 2019 and 2018, $345,000 and $(287,000), respectively, of unrealized gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income. An additional $3.5 million gain recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income for the year ended December 31, 2018 related to Park's 8.55% investment in NewDominion which was held at December 31, 2017. During 2017, equity securities had unrealized gains of $1.3 million recorded in accumulated other comprehensive loss.

For the years ended December 31, 2019 and 2018, $4.8 million and $1.4 million, respectively, of unrealized gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

Other components of net periodic pension benefit income decreased by $2.1 million, or 30.6%, to $4.7 million in 2019, compared to $6.8 million in 2018, and increased by $1.0 million, or 17.7%, to $6.8 million in 2018, compared to $5.8 million in 2017. The decrease in 2019 was largely due to a decrease in the expected return on plan assets based on a decrease in plan assets and increased interest costs. The increase in 2018 was largely due to an increase in the expected return on plan assets based on an increase in plan assets.

Gain on the sale of non-performing loans was $2.8 million for 2018. This was related to certain non-performing loans, which had a book balance of $174,000, that were sold in the fourth quarter of 2018. No non-performing loans were sold in 2019 or 2017.

Other miscellaneous income increased by $237,000, or 3.3%, to $7.5 million in 2019, compared to $7.2 million in 2018, and increased $1.9 million, or 35.2%, to $7.2 million in 2018, compared to $5.4 million in 2017. The increase in 2018, compared to 2017, was primarily related to an $833,000 increase in income from repossessed assets and a $437,000 increase in the net gain on the sale of assets.

Other Expense: Other expense was $264.0 million in 2019, compared to $228.8 million in 2018, and $203.2 million in 2017. Other expense increased by $35.2 million, or 15.4%, in 2019, and increased $25.6 million, or 12.6%, in 2018. The following table displays total other expense for Park for 2019, 2018 and 2017.

Table 24 - Other Expense
Year Ended December 31,
(In thousands)	2019	2018	2017
Salaries	$119,514	$103,755	$92,177
Employee benefits	36,806	30,289	24,937
Occupancy expense	12,815	11,251	10,201
Furniture and equipment expense	17,032	16,139	15,324
Data processing fees	10,750	8,477	7,250
Professional fees and services	33,317	28,894	24,833
Marketing	5,753	5,144	4,374
Insurance	3,130	5,289	6,354
Communication	5,351	4,981	4,826
State tax expense	3,829	3,813	3,583
Amortization of intangible assets	2,355	578	—
Miscellaneous	13,336	10,145	9,303
Total other expense	$263,988	$228,755	$203,162
Full-time equivalent employees	1,907	1,782	1,746

Other expense was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Bank Division and the Carolina Alliance Bank Division contributed an aggregate of $27.2 million to other expense at Park during the year ended December 31, 2019. The NewDominion Bank Division contributed $5.8 million to other expense at Park during the year ended December 31, 2018.

Table 25 - Other Expense breakout
	Change from 2018 to 2019			Change from 2017 to 2018
(In thousands)	Park less ND and CABF	ND and CABF	Total	Park less ND	ND	Total
Salaries	$6,850	$8,909	$15,759	$8,981	$2,597	$11,578
Employee benefits	4,620	1,897	6,517	4,826	526	5,352
Occupancy expense	(134)	1,698	1,564	454	596	1,050
Furniture and equipment expense	58	835	893	650	165	815
Data processing fees	1,502	771	2,273	905	322	1,227
Professional fees and services	3,065	1,358	4,423	3,600	461	4,061
Marketing	144	465	609	557	213	770
Insurance	(2,380)	221	(2,159)	(1,180)	115	(1,065)
Communication	145	225	370	62	93	155
State tax expense	35	(19)	16	181	49	230
Amortization of intangible assets	—	1,777	1,777	—	578	578
Miscellaneous	(17)	3,208	3,191	745	97	842
Total other income	$13,888	$21,345	$35,233	$19,781	$5,812	$25,593

Salaries expense increased $15.8 million, or 15.2%, to $119.5 million in 2019, compared to $103.8 million in 2018, and increased $11.6 million, or 12.6%, to $103.8 million in 2018, compared to $92.2 million in 2017. The increase in 2019 was due to a $13.2 million increase in salary expense, excluding merger-related costs, a $1.6 million increase in salary expense due to merger-related costs for the Carolina Alliance acquisition, and a $1.0 million increase in share-based compensation expense related to PBRSU awards granted under the Park 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") (prior to 2017) and the Park Long-Term Incentive Plan for Employees (the "2017 Employee LTIP"). The increase in 2018 was due to a $1.1 million one-time incentive paid out in March 2018, along with a $4.3 million increase in salary expense, excluding merger-related costs, a $2.0 million increase in salary expense due to merger-related costs for the NewDominion acquisition, a $1.3 million increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan and the 2017 Employee LTIP, and a $2.0 million increase in incentive compensation expense. Park had 1,907 full-time equivalent employees at year-end 2019, of which 93 full-time equivalent employees were at Carolina Alliance, compared to 1,782 full-time equivalent employees at year-end 2018, of which 40 full-time equivalent employees were at NewDominion, and 1,746 full-time equivalent employees at year-end 2017.

Employee benefits expense increased $6.5 million, or 21.5%, to $36.8 million, compared to $30.3 million in 2018, and increased $5.4 million, or 21.5%, to $30.3 million in 2018, compared to $24.9 million in 2017. The increase in 2019 was due to a $5.0 million increase in group insurance costs, a $1.4 million increase in payroll taxes and a $951,000 increase in the KSOP match, partially offset by a $673,000 decrease in pension plan expense. The increase in 2018 was due to a $2.2 million increase in group insurance costs, a $2.1 million increase in pension plan expense, and a $1.7 million increase in the KSOP match, which was increased from a 25% match to a 50% match in March of 2018, offset by a $964,000 decrease in miscellaneous other employee benefits.

Occupancy expense increased by $1.6 million, or 13.9%, to $12.8 million in 2019, compared to $11.3 million in 2018 and increased $1.1 million, or 10.3%, to $11.3 million in 2018, compared to $10.2 million in 2017. The $1.6 million increase in 2019 was primarily related to the acquisition of Carolina Alliance. The $1.1 million increase in 2018 was primarily related to the acquisition of NewDominion and an increase in maintenance and repairs on building and grounds.

Furniture and equipment expense increased $893,000, or 5.5%, to $17.0 million in 2019, compared to $16.1 million in 2018, and increased $815,000, or 5.3%, to $16.1 million in 2018, compared to $15.3 million in 2017. The increase in 2019 was primarily due to increases in maintenance and repairs on equipment, as well as the acquisition of Carolina Alliance. The increase in 2018 was primarily due to increases in maintenance and repairs on equipment.

Data processing fees increased by $2.3 million, or 26.8%, to $10.8 million in 2019, compared to $8.5 million in 2018, and increased by $1.2 million, or 16.9%, to $8.5 million in 2018, compared to $7.3 million in 2017. The increase in 2019 was primarily related to the acquisition of Carolina Alliance, as well as an increase in debit card related costs due to an increase in debit card transactions. The increase in 2018 was largely due to an increase in data processing fees related to the acquisition of NewDominion.

Professional fees and services increased by $4.4 million, or 15.3%, to $33.3 million in 2019, compared to $28.9 million in 2018, and increased by $4.1 million, or 16.4%, to $28.9 million in 2018, compared to $24.8 million in 2017. This subcategory of total other expense includes legal fees, management consulting fees, director fees, audit fees, regulatory examination fees and memberships in industry associations. The increase in professional fees and services expense in 2019 was largely related to increases in fees related to the acquisition of Carolina Alliance, as well as increases in management and consulting expense. The increase in professional fees and services expense in 2018 was largely related to increases in management and consulting expense as well as increases in other fees related to the acquisition of NewDominion.

Insurance expense decreased by $2.2 million, or 40.8%, to $3.1 million in 2019, compared to $5.3 million in 2018, and decreased $1.1 million, or 16.8%, to $5.3 million in 2018, compared to $6.4 million in 2017. The decrease in 2019 was primarily due to the utilization of a $2.2 million assessment credit to reduce the FDIC insurance expense during the third and fourth quarters of 2019. The decrease in insurance expense in 2018 was primarily due to declines in FDIC insurance expense.
Amortization of intangible assets increased $1.8 million, to $2.4 million in 2019, compared to $578,000 in 2018. The amortization of intangible assets was due to the core deposit intangibles from the acquisitions of both NewDominion and Carolina Alliance.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense increased by $3.2 million, or 31.5%, to $13.3 million in 2019, compared to $10.1 million in 2018, and increased by $842,000, or 9.1%, to $10.1 million in 2018, compared to $9.3 million in 2017. The $3.2 million increase in 2019 was primarily due to a $1.3 million expense related to the write-down of the NewDominion trade name intangible, a $1.3 million increase in operating lease depreciation, a $611,000 increase related to prepayment penalties on FHLB borrowings, a $475,000 increase in training and travel related expenses, a $421,000 increase in miscellaneous merger-related expenses, and a $319,000 increase in supplemental executive retirement plan expense, partially offset by a $1.5 million decrease in contribution expense. The $842,000 increase in 2018 was primarily due to a $936,000 increase in fraud losses, and a $497,000 increase in contribution expense, offset by a $610,000 decrease in supplemental executive retirement plan expense.

Items Impacting Comparability:

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

The following table details those items which management believes impacts the comparability of current and prior period amounts.

Table 26- Items impacting comparability	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	Affected Line Item
Net interest income	$297,737	$266,898	$243,759
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	5,193	1,096	—	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	593	287	—	Interest on deposits
less interest income on former Vision Bank relationships	256	3,429	2,323	Interest and fees on loans
Net interest income - adjusted	$291,695	$262,086	$241,436

Provision for loan losses	$6,171	$7,945	$8,557
less recoveries on former Vision Bank relationships	(3,042)	(971)	(3,262)	Provision for loan losses
Provision for loan losses - adjusted	$9,213	$8,916	$11,819

Other income	$97,193	$101,101	$86,429
less net (loss) gain on sale of former Vision Bank OREO properties	(111)	4,229	12	(Loss) gain on the sale of OREO, net
less gain on 8.55% prior investment in NewDominion	—	3,500	—	Gain on equity securities, net
less other service income related to former Vision Bank relationships	52	1,081	228	Other service income
less net gain on sale of non-performing loans	—	2,826	—	Gain on the sale of non-performing loans
less net (loss) gain on the sale of debt securities in the ordinary course of business	(421)	(2,271)	1,821	Net (loss) gain on the sale of investment securities
Other income - adjusted	$97,673	$91,736	$84,368

Other expense	$263,988	$228,755	$203,162
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	3,567	1,987	—	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	78	—	Employee benefits
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	1	—	—	Occupancy expense
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	16	—	—	Data processing fees
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4,856	2,798	25	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	16	8	—	Insurance
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	421	313	—	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	2,355	578	—	Amortization of intangible assets
less FDIC assessment credit	(2,193)	—	—	Insurance
less rebranding initiative related expenses	1,073	102	—	Professional fees and services
less rebranding initiative related expenses	90	—	—	Communication
less rebranding initiative related expenses (including trade name intangible expense)	1,313	—	—	Miscellaneous
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	622	1,272	622	Professional fees and services
less one-time incentive expense	—	1,128	—	Salaries
Other expense - adjusted	$251,851	$220,491	$202,515

Tax effect of adjustments to net income identified above (1)	$742	$(1,446)	$(2,450)

Net income - reported	$102,700	$110,387	$84,242
Net income - adjusted	$105,491	$104,949	$79,693
(1) The tax effect of adjustments to net income was calculated assuming a 21% corporate federal income tax rate for 2019 and 2018 and a 35% corporate federal income tax rate for 2017.

Income Taxes: Income tax expense was $22.1 million in 2019, compared to $20.9 million in 2018, and $34.2 million in 2017. Income tax expense as a percentage of income before taxes was 17.7% in 2019, 15.9% in 2018, and 28.9% in 2017. The difference between the statutory federal corporate income tax rate of 21% for 2019 and Park’s effective tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on common shares held within Park’s salary deferral plan. Park's permanent federal tax differences for 2019 were approximately $5.3 million, compared to $7.1 million for 2018. The effective tax rate in 2019 was greater than 2018 due to increased state tax expense as well as the fact that 2018 had a permanent difference related to the gain of $3.5 million as a result of the remeasuring to fair value of Park's 8.55% equity interest in NewDominion held before the business combination. Park expects permanent federal tax differences for 2020 will be approximately $6.1 million.

As stated earlier, the Tax Cuts and Jobs Act permanently lowered the federal corporate income tax rate to 21% from the then existing maximum rate of 35%, effective January 1, 2018.  As a result of the reduction of the federal corporate income tax rate to 21%, GAAP required companies to re-value certain tax-related assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment.  This re-valuation impacted Park’s net deferred tax liabilities and qualified affordable housing tax credit investments.  The effect of the Tax Cuts and Jobs Act was an increase to federal income tax expense at Park of $1.2 million for 2017.

CREDIT EXPERIENCE

Provision for Loan Losses: The provision for loan losses is the amount added to the allowance for loan losses to ensure the allowance is sufficient to absorb probable, incurred credit losses. The amount of the provision for loan losses is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

The table below provides additional information on the provision for loan losses and the ALLL for 2019, 2018 and 2017.

Table 27 - ALLL Information
(In thousands)	2019	2018	2017
ALLL, beginning balance	$51,512	$49,988	$50,624
Charge-offs	11,177	13,552	19,403
Recoveries	(10,173)	(7,131)	(10,210)
Net charge-offs	1,004	6,421	9,193
Provision for loan losses:	6,171	7,945	8,557
ALLL, ending balance	$56,679	$51,512	$49,988
Average loans	$6,208,496	$5,460,664	$5,327,507
Net charge-offs as a percentage of average loans	0.02%	0.12%	0.17%

For the year ended December 31, 2019, gross income of $5.5 million would have been recognized on loans that were nonaccrual as of December 31, 2019 had these loans been current in accordance with their original terms. Interest income on nonaccrual loans may be recorded on a cash basis and be included in earnings only when Park expects to receive the entire recorded investment of the loan. Of the $5.5 million that would have been recognized, approximately $3.7 million was included in interest income for the year ended December 31, 2019.

Charge-offs for 2019 include the charge-off of $236,000 in specific reserves for which provision expense had been recognized in a prior year, compared to $20,000 for 2018 and $163,000 for 2017. Net charge-offs adjusted for changes in specific reserves as a percentage of average loans for the years ended December 31, 2019, 2018 and 2017 were 0.06%, 0.15%, and 0.18%, respectively.

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of December 31, 2019, there was no allowance related to acquired loans which were not designated as Purchased Credit Impaired ("PCI") and an allowance of $268,000 related to those acquired PCI loans.

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

At year-end 2019, the allowance for loan losses was $56.7 million, or 0.87%, of total loans outstanding, compared to $51.5 million, or 0.90%, of total loans outstanding at year-end 2018, and $50.0 million, or 0.93% of total loans outstanding at year-end 2017. The table below provides additional information related to specific reserves on impaired commercial loans, additional reserves on PCI loans and general reserves for all other loans in Park’s portfolio at December 31, 2019, 2018 and 2017.

Table 28 - General Reserve Trends
	Year Ended December 31,
(In thousands)	2019	2018	2017
Allowance for loan losses, end of period	$56,679	$51,512	$49,988
Allowance on PCI loans	268	—	—
Specific reserves	5,230	2,273	684
General reserves	$51,181	$49,239	$49,304
Total loans	$6,501,404	$5,692,132	$5,372,483
PCI loans (1)	14,331	3,943	$—
Impaired commercial loans	77,459	48,135	56,545
Non-impaired loans	$6,409,614	$5,640,054	$5,315,938
Allowance for loan losses as a percentage of year-end loans	0.87%	0.90%	0.93%
General reserves as a percentage of non-impaired loans	0.80%	0.87%	0.93%
General reserves as a percentage of non-impaired loans (excluding performing acquired loans)	0.88%	0.91%	N/A
 (1) Excludes PCI loans which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $5,000 and $475,000 as of December 31, 2019 and 2018, respectively.

Specific reserves increased $3.0 million to $5.2 million at December 31, 2019, compared to $2.3 million at December 31, 2018. General reserves increased $2.0 million, or 3.9%, to $51.2 million at December 31, 2019, compared to $49.2 million at December 31, 2018. As of December 31, 2019, no allowance had been established for performing acquired loans. Excluding performing acquired loans, the general reserve as a percentage of total loans less impaired commercial loans was 0.88%.

Management believes that the allowance for loan losses at year-end 2019 is adequate to absorb probable, incurred credit losses in the loan portfolio. See "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K, and the discussion under the heading “CRITICAL ACCOUNTING POLICIES” earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on management’s evaluation of the adequacy of the allowance for loan losses.

The table below provides a summary of Park's loan loss experience over the past five years:

Table 29 - Summary of Loan Loss Experience
(In thousands)	2019	2018	2017	2016	2015

Average loans	$6,208,496	$5,460,664	$5,327,507	$5,122,862	$4,909,579
Allowance for loan losses:
Beginning balance	51,512	49,988	50,624	56,494	54,352
Charge-offs:
Commercial, financial
and agricultural	2,231	2,796	6,017	5,786	2,478
Construction real estate	—	72	105	1,436	470
Residential real estate	224	441	1,208	3,014	2,352
Commercial real estate	415	281	1,798	412	348
Consumer	8,307	9,962	10,275	10,151	8,642
Leases	—	—	—	—	—
Total charge-offs	$11,177	$13,552	$19,403	$20,799	$14,290
Recoveries:
Commercial, financial
and agricultural	$1,241	$1,221	$809	$1,259	$1,373
Construction real estate	2,682	712	2,124	8,559	2,092
Residential real estate	787	844	1,863	2,446	2,438
Commercial real estate	720	272	810	3,671	2,241
Consumer	4,742	4,078	4,603	4,094	3,295
Leases	1	4	1	1	3
Total recoveries	$10,173	$7,131	$10,210	$20,030	$11,442
Net charge-offs	$1,004	$6,421	$9,193	$769	$2,848
Provision (recovery) included in earnings	6,171	7,945	8,557	(5,101)	4,990
Ending balance	$56,679	$51,512	$49,988	$50,624	$56,494
Ratio of net charge-offs to average loans	0.02%	0.12%	0.17%	0.02%	0.06%
Ratio of allowance for loan losses
to end of year loans	0.87%	0.90%	0.93%	0.96%	1.11%

The following table summarizes Park's allocation of the allowance for loan losses for the past five years:

Table 30 - Allocation of Allowance for Loan Losses
December 31,	2019		2018		2017		2016		2015
(In thousands)	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category
Commercial, financial, and agricultural	$20,203	18.23%	$16,777	18.85%	$15,022	19.61%	$13,434	18.87%	$13,694	18.86%
Construction real estate	5,311	5.10%	4,463	4.36%	4,430	3.38%	5,247	3.58%	8,564	3.42%
Residential real estate	8,610	29.11%	8,731	31.51%	9,321	32.11%	10,958	34.31%	13,514	36.61%
Commercial real estate	10,229	24.76%	9,768	22.54%	9,601	21.73%	10,432	21.92%	9,197	21.97%
Consumer	12,211	22.34%	11,773	22.70%	11,614	23.11%	10,553	21.26%	11,524	19.08%
Leases	115	0.46%	—	0.04%	—	0.06%	—	0.06%	1	0.06%
Total	$56,679	100.00%	$51,512	100.00%	$49,988	100.00%	$50,624	100.00%	$56,494	100.00%

As of December 31, 2019, Park had no concentrations of loans exceeding 10% to borrowers engaged in the same or similar industries nor did Park have any loans to foreign governments.

Nonperforming Assets: Nonperforming loans include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) troubled debt restructurings (TDRs) on accrual status; and 3) loans which are contractually past due 90 days or more as to principal or interest payments, where interest continues to accrue.  Park's management continues to evaluate TDRs to determine those that may be appropriate to return to accrual status. Specifically, if the restructured note has been current for a period of at least six months and management expects the borrower will remain current throughout the renegotiated contract, the loan may be returned to accrual status. Nonperforming assets include 1) nonperforming loans; 2) OREO which results from taking possession of property that served as collateral for a defaulted loan; and 3) other nonperforming assets. As of December 31, 2019 and 2018, other nonperforming assets consisted of aircraft acquired as part of a loan workout. As of December 31, 2017, other nonperforming assets consisted of lease receivables acquired as part of a loan workout.

Generally, management obtains updated appraisal information for nonperforming loans and OREO annually. As new appraisal information is received, management performs an evaluation of the appraisal and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared to the outstanding principal balance to determine if additional write-downs are necessary.

The following is a summary of Park’s nonaccrual loans, accruing TDRs, loans past due 90 days or more and still accruing, OREO, and other nonperforming assets at the end of each of the last five years:

Table 31 - Nonperforming Assets
	December 31,
(In thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$90,080	$67,954	$72,056	$87,822	$95,887
Accruing TDRs	21,215	15,173	20,111	18,175	24,979
Loans past due 90 days or more and accruing	2,658	2,243	1,792	2,086	1,921
Total nonperforming loans	$113,953	$85,370	$93,959	$108,083	$122,787
OREO	4,029	4,303	14,190	13,926	18,651
Other nonperforming assets	3,599	3,464	4,849	—	—
Total nonperforming assets	$121,581	$93,137	$112,998	$122,009	$141,438
Percentage of nonperforming loans to total loans	1.75%	1.50%	1.75%	2.05%	2.42%
Percentage of nonperforming assets to total loans	1.87%	1.64%	2.10%	2.31%	2.79%
Percentage of nonperforming assets to total assets	1.42%	1.19%	1.50%	1.63%	1.93%

Credit Quality Indicators: When determining the quarterly and annual loan loss provision, Park reviews the grades of commercial loans.  These loans are graded from 1 to 8.  A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss.  Commercial loans that are pass-rated (1 through 4) are considered to be of acceptable credit risk.  Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans.  Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans.  Generally, commercial loans that are graded a 6 are considered for partial charge-off or have been charged down to the net realizable value of the underlying collateral.  Commercial loans graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve.  Any commercial loan graded an 8 (loss) is completely charged off.

The following table highlights the credit trends within the commercial loan portfolio.

Table 32 - Commercial Credit Trends
Commercial loans * (In thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Pass rated	$3,418,159	$2,894,548	$2,662,327
Special Mention	27,367	16,027	23,059
Substandard	973	481	605
Impaired	77,459	48,135	56,545
Accruing PCI	13,364	3,943	—
Total	$3,537,322	$2,963,134	$2,742,536
* Commercial loans include: (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park had $41.7 million of non-impaired commercial loans included on the watch list, including $13.4 million of PCI loans, at December 31, 2019, compared to $20.5 million of non-impaired commercial loans included on the watch list, including $3.9 million of PCI loans, at December 31, 2018, and $23.7 million of non-impaired commercial loans included on the watch list at December 31, 2017. Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) certain real estate construction loans; (4) certain residential real estate loans; and (5) leases. Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse, less those commercial loans currently considered to be impaired. As a percentage of year-end total commercial loans, Park’s watch list of potential problem commercial loans was 1.2% in 2019, 0.7% in 2018, and 0.9% in 2017. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analyses regarding each borrower’s ability to comply with payment terms.

Delinquencies have remained low over the past 36 months. Delinquent and accruing loans were $23.8 million, or 0.37% of total loans at December 31, 2019, compared to $31.4 million, or 0.55% of total loans at December 31, 2018, and $26.5 million, or 0.49% of total loans at December 31, 2017.

Impaired Loans: Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At December 31, 2019, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for amounts different from management’s estimates.

Impaired commercial loans were $77.5 million at December 31, 2019, an increase of $29.4 million, compared to $48.1 million at December 31, 2018. The $77.5 million of impaired commercial loans at December 31, 2019 included $8.4 million of loans modified in a troubled debt restructuring which are currently on accrual status and performing in accordance with the restructured terms, up from $3.2 million at December 31, 2018. Impaired commercial loans are individually evaluated for impairment and specific reserves are established to cover any probable, incurred losses for those loans that have not been charged down to the net realizable value of the underlying collateral or to the net present value of expected cash flows.

As of December 31, 2019, management had taken partial charge-offs of approximately $719,000 related to the $77.5 million of commercial loans considered to be impaired, compared to charge-offs of approximately $11.2 million related to the $48.1 million of impaired commercial loans at December 31, 2018.  The table below provides additional information related to Park's impaired commercial loans at December 31, 2019.

Table 33 - Impaired Commercial Loans
Years ended December 31,
(In thousands)	2019	2018	2017
Unpaid principal balance	$78,178	$59,381	$66,585
Prior charge-offs	719	11,246	10,040
Remaining principal balance	77,459	48,135	56,545
Specific reserves	5,230	2,273	684
Book value, after specific reserves	$72,229	$45,862	$55,861

PCI loans: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the preliminary fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans with deteriorated credit quality with a book value of $19.9 million which were recorded at the initial fair value of $18.4 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $14.3 million, of which $5,000 were considered impaired due to additional credit deterioration post acquisition. The remaining $14.3 million were not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2018 was $4.4 million, of which $475,000 were considered impaired due to additional credit deterioration post acquisition. The remaining $3.9 million were not included in impaired loan totals.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risk and trends which may not be recognized in historical data.

A significant portion of Park’s allowance for loan losses is allocated to commercial loans. “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park.  “Substandard” loans are those that exhibit a well-defined weakness, jeopardizing repayment of the loans, resulting in a higher probability that Park will suffer a loss on the loans unless the weakness is corrected. Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $34.5 million or 1.15% of the outstanding principal balance of other accruing commercial loans at December 31, 2019. Excluding acquired loans, at December 31, 2019, the coverage level within the commercial loan portfolio was approximately 3.40 years compared to 3.39 years at December 31, 2018. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the past 120 months for the commercial loan portfolio was 0.34% for 2019. Historical loss experience over the past 108 months for the commercial portfolio was 0.35% for 2018. This 120-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision Bank loans.

Excluding acquired loans, the overall reserve of 1.15% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.12%; special mention commercial loans are reserved at 5.02%; and substandard commercial loans are reserved at 2.22%.  The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 120-month loss experience of 0.34% are due to the following factors which management reviews on a quarterly or annual basis:

•Historical Loss Factor: Management updated the historical loss calculation during the fourth quarter of 2019, incorporating annualized net charge-offs plus changes in specific reserves through December 31, 2019. With the addition of 2019 historical losses, management extended the historical loss period to 120 months from 108 months. The 120 month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.
•Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2019.
•Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2019.

•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors were determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, the 10-year Treasury index, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At December 31, 2019, such subjective environmental loss factor inputs accounted for approximately one half of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No changes were deemed necessary to the environmental factors in the fourth quarter of 2019.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 120 months, through December 31, 2019. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, borrower bankruptcy status, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). Excluding acquired loans, at December 31, 2019, the coverage level within the consumer loan portfolio was approximately 1.90 years compared to 1.87 years at December 31, 2018. Historical loss experience over the past 120 months for the consumer loan portfolio was 0.31% for 2019. This compares to historical loss experience over a 108-month period for the consumer loan portfolio of 0.33% for 2018.

The judgmental increases discussed above incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assignment of a component of the allowance for loan losses in consideration of these factors.  Such environmental factors include: national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; and levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans, and charge-offs and recoveries.  The determination of this component of the allowance for loan losses requires considerable management judgment.  Management is working to address weaknesses in those loans that may result in future loss.  Actual loss experience may be more or less than the amount allocated.

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of December 31, 2019, there was no allowance related to performing acquired loans. As of December 31, 2019, a reserve of $268,000 had been established related to PCI loans.

Current Expected Credit Losses: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Management is currently evaluating the impact of adoption of this new accounting guidance on Park’s consolidated financial statements. Adoption will be applied through a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management adopted the guidance on January 1, 2020 and implemented changes to relevant systems as necessary. Management has developed a credit model and has begun the process of validation, which will be completed during the first quarter of 2020. Management is still finalizing the analysis of qualitative factors, to capture inherent risks, which are not included within the quantitative model. Management, along with Park’s CECL Committee, is in the process of implementing the accounting, processes, controls and governance required to comply with the new accounting guidance.

Based on a preliminary analysis performed in the third quarter of 2019 and forecasts of macroeconomic conditions and exposures as of December 31, 2019, the transition adjustment on January 1, 2020 is not expected to generate an allowance to loans ratio more than 120% of the current recorded allowance at December 31, 2019. The Company currently intends to use a blend of multiple economic forecasts to estimate expected credit losses over a one year reasonable and supportable forecast period and then revert, over a one year period, to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated increase in the allowance is primarily due to required increases for residential mortgage, home equity, and installment loans to include the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans as well as an increase in reserves on acquired non-impaired loans which had low reserve levels under the previous accounting guidance. Offsetting declines in the allowance are expected for commercial and commercial real estate loans due to their short-term nature. Additionally, management expects an increase in the allowance for credit losses for unfunded commitments.

While adoption of this ASU is expected to increase the allowance for credit losses, it does not change the overall credit risk in the Company's loan, lease and securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes, on January 1, 2020. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts that existed at the adoption date.

CAPITAL RESOURCES

Liquidity and Interest Rate Sensitivity Management: Park’s objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents decreased by $7.3 million during 2019 to $160.0 million at year end. Cash provided by operating activities was $111.0 million in 2019, $131.8 million in 2018 and $86.7 million in 2017. Net income was the primary source of cash provided by operating activities during each year.

Cash provided by investing activities was $60.1 million in 2019 and $45.4 million in 2018, and cash used in investing activities was $60.7 million in 2017. Investment securities transactions and loan originations/repayments are the major uses or sources of cash in investing activities.  Proceeds from the sale, repayment or maturity of investment securities provide cash and purchases of investment securities use cash.  Net investment securities transactions provided cash of $302.2 million in 2019, $77.8 million in 2018, and $68.7 million in 2017. Cash used by the net increase in the loan portfolio was $216.4 million in 2019, $57.3 million in 2018, and $119.3 million in 2017.

Cash used in financing activities was $178.4 million in 2019, $179.1 million in 2018, and $3.4 million in 2017. A major source of cash provided by or used in financing activities is the net change in deposits.  Deposits increased and provided $159.7 million of cash in 2019, $159.6 million of cash in 2018, and $295.4 million of cash in 2017. Other major sources of cash from financing activities are short-term borrowings and long-term debt. In 2019, net short-term borrowings decreased and used $20.1 million in cash and net long-term debt decreased and used $207.5 million in cash. In 2018, net short-term borrowings decreased and used $169.3 million in cash and net long-term debt decreased and used $100.0 million in cash. In 2017, net short-term borrowings decreased and used $3.5 million in cash and net long-term debt decreased and used $230.0 million in cash. Cash used in the repurchase of common shares was $40.5 million in 2019, $5.8 million in 2018 and $7.4 million in 2017. Finally, cash declined by $69.1 million in 2019, $63.0 million in 2018, and $57.5 million in 2017, from the payment of cash dividends.

Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of December 31, 2019.  In the opinion of Park's management, the present funding sources provide more than adequate liquidity for Park to meet our cash flow needs.

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2019:

Table 34 - Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$78,218	$133,555	$283,988	$203,684	$557,860	$1,257,305
Money market instruments	24,389	—	—	—	—	24,389
Loans (1)	1,767,796	1,355,482	2,184,190	900,437	293,499	6,501,404
Total interest earning assets	1,870,403	1,489,037	2,468,178	1,104,121	851,359	7,783,098
Interest bearing liabilities:
Interest bearing transaction accounts (2)	$820,439	$—	$808,301	$—	$—	$1,628,740
Savings accounts (2)	1,148,087	—	1,175,446	—	—	2,323,533
Time deposits	339,733	484,154	271,742	43,400	102	1,139,131
Other	—	1,273	—	—	—	1,273
Total deposits	2,308,259	485,427	2,255,489	43,400	102	5,092,677
Short-term borrowings	205,657	—	25,000	—	—	230,657
Long-term debt	42,500	—	50,000	100,000	—	192,500
Subordinated notes	15,000	—	—	—	—	15,000
Total interest bearing liabilities	2,571,416	485,427	2,330,489	143,400	102	5,530,834
Interest rate sensitivity gap	(701,013)	1,003,610	137,689	960,721	851,257	2,252,264
Cumulative rate sensitivity gap	(701,013)	302,597	440,286	1,401,007	2,252,264
Cumulative gap as a
percentage of total
interest earning assets	(9.01)%	3.89%	5.66%	18.00%	28.94%
(1)Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their re-pricing date or their expected repayment date and not by their contractual maturity date. Nonaccrual loans of $90.1 million are included within the three-month to twelve-month maturity category.
(2)Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 50% of interest bearing transaction accounts and 49% of savings accounts are considered to re-price within one year. If all of the interest bearing transaction accounts and savings accounts were considered to re-price within one year, the one-year cumulative gap would change from a positive 3.89% to a negative 21.60%.

The interest rate sensitivity gap analysis provides an overall picture of Park’s static interest rate risk position.  At December 31, 2019, the cumulative interest earning assets maturing or repricing within twelve months were $3,359 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $3,057 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $303 million or 3.89% of interest earning assets.

A positive twelve-month cumulative rate sensitivity gap (assets exceed liabilities) would suggest that Park’s net interest margin would increase if interest rates were to increase.  Conversely, a negative twelve-month cumulative rate sensitivity gap would suggest that Park’s net interest margin would decrease if interest rates were to increase. However, the usefulness of the interest rate sensitivity gap analysis as a forecasting tool in projecting net interest income is limited.  The gap analysis does not consider the magnitude, timing or frequency by which assets or liabilities will reprice during a period and also contains assumptions as to the repricing of transaction and savings accounts that may not prove to be correct.

The cumulative twelve-month interest rate sensitivity gap position at year-end 2018 was a positive $308 million or 4.31% of total interest earning assets.  The percentage of interest earning assets maturing or repricing within one year was 43.2% at year-end 2019, compared to 41.3% at year-end 2018.  The percentage of interest bearing liabilities maturing or repricing within one year was 55.3% at year-end 2019, compared to 52.0% at year-end 2018.

Management supplements the interest rate sensitivity gap analysis with periodic simulations of balance sheet sensitivity under various interest rate and what-if scenarios to better forecast and manage the net interest margin.  Park’s management uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  This model is based on actual cash flows and repricing characteristics for balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities.  This model also includes management’s projections for activity levels of various balance sheet instruments and non-interest fee income and operating expense.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into this earnings simulation model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income and net income.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon. At December 31, 2019, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and increase by 0.5% using a declining interest rate scenario over the next year. At December 31, 2018, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 3.1% using a declining interest rate scenario over the next year.  At December 31, 2017, the earnings simulation model projected that net income would decrease by 1.8% using a rising interest rate scenario and decrease by 5.2% using a declining interest rate scenario over the next year.  Consistently, over the past several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the net interest margin.  Park’s net interest margin was 3.89% in 2019, 3.84% in 2018 and 3.48% in 2017.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, Park enters into certain contractual obligations. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2019.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Table 35 - Contractual Obligations
December 31, 2019	Payments Due In
		0-1	1-3	3-5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	13	$5,913,481	$—	$—	$—	$5,913,481
Certificates of deposit	13	796,716	298,912	43,401	102	1,139,131
Short-term borrowings	15	230,657	—	—	—	230,657
Long-term debt	16	—	92,500	100,000	—	192,500
Subordinated notes	17	—	—	—	15,000	15,000
Operating leases	27	2,921	4,944	3,813	4,524	16,202
Defined benefit pension plan (1)	20	9,676	21,415	22,180	58,398	111,669
Supplemental Executive Retirement Plan	20	762	1,423	1,756	29,108	33,049
Purchase obligations		1,819	—	—	—	1,819
Total contractual obligations		$6,956,032	$419,194	$171,150	$107,132	$7,653,508
(1) Pension payments reflect 10 years of payments, through 2029.

As of December 31, 2019, Park had $25.9 million in unfunded commitments related to investments in qualified affordable housing projects which are not included in "Table 35 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2020 and 2029.

As of December 31, 2019, Park had $8.5 million in unfunded commitments related to certain equity investments which are not included in "Table 35 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner.

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment.  Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Corporation.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of our customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2019, the Corporation had $1,309.9 million of loan commitments for commercial, commercial real estate, and residential real estate loans and had $17.2 million of standby letters of credit. At December 31, 2018, the Corporation had $1,012.8 million of loan commitments for commercial, commercial real estate, and residential real estate loans and had $13.3 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements.  These commitments often expire without being drawn upon.  However, all of the loan commitments and standby letters of credit were permitted to be drawn upon in 2019. See "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in this Annual Report on Form 10-K, for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2019.

Capital: Park’s primary means of maintaining capital adequacy is through retained earnings.  At December 31, 2019, the Corporation’s total shareholders’ equity was $969.0 million, compared to $832.5 million at December 31, 2018.  Total shareholders’ equity at December 31, 2019 was 11.32% of total assets, compared to 10.67% of total assets at December 31, 2018.

Tangible shareholders’ equity was $797.9 million [total shareholders’ equity ($969.0 million) less goodwill ($159.6 million) and other intangible assets ($11.5 million)] at December 31, 2019 and was $712.8 million [total shareholders’ equity ($832.5 million) less goodwill ($112.7 million) and other intangible assets ($7.0 million)] at December 31, 2018.  At December 31, 2019, tangible shareholders’ equity was 9.51% of total tangible assets [total assets ($8,558 million) less goodwill ($159.6 million) and other intangible assets ($11.5 million)], compared to tangible shareholders’ equity was 9.28% of total tangible assets [total assets ($7,804 million) less goodwill ($112.7 million) and other intangible assets ($7.0 million)].

Net income was $102.7 million in 2019, $110.4 million in 2018 and $84.2 million in 2017.

Cash dividends declared for Park's common shares were $69.5 million in 2019, $63.6 million in 2018 and $57.9 million in 2017.  On a per share basis, the cash dividends declared were $4.24 per share in 2019, $4.07 per share in 2018 and $3.76 per share in 2017.

The table below shows the repurchases and issuances of common shares and treasury shares for 2017 through 2019.

Table 36
(In thousands, except share data)	Treasury Shares	Number of Common Shares
Balance at January 1, 2017	$(81,472)	15,340,718
Cash payment for fractional shares in dividend reinvestment plan	—	(55)
Treasury shares repurchased	(7,378)	(70,000)
Treasury shares reissued for share-based compensation awards	645	6,381
Treasury shares reissued for director grants	1,126	11,150
Balance at December 31, 2017	$(87,079)	15,288,194
Cash payment for fractional shares in dividend reinvestment plan	—	(44)
Common shares issued for the acquisition of NewDominion Bank	—	435,457
Treasury shares repurchased	(5,784)	(50,000)
Treasury shares reissued for share-based compensation awards	1,304	12,921
Treasury shares reissued for director grants	1,186	11,650
Balance at December 31, 2018	$(90,373)	15,698,178
Cash payment for fractional shares in dividend reinvestment plan	—	(171)
Common shares issued for the acquisition of CAB Financial Corporation	—	1,037,205
Treasury shares repurchased	(40,535)	(421,253)
Treasury shares reissued for share-based compensation awards	1,926	18,983
Treasury shares reissued for director grants	1,349	13,500
Balance at December 31, 2019	$(127,633)	16,346,442

Park issued 1,037,205 and 435,457 new common shares, which had not already been held as treasury shares, during 2019 and 2018 in the acquisitions of CABF and NewDominion, respectively, but did not issue any new common shares, which had not already been held as treasury shares, in 2017. Common shares had a balance of $459.4 million, $358.6 million, and $307.7 million at December 31, 2019, 2018, and 2017, respectively.

Accumulated other comprehensive loss (net) was $9.6 million at December 31, 2019, compared to $49.8 million at December 31, 2018, and $26.5 million at December 31, 2017. During the 2019 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a gain of $37.7 million. During the 2018 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a loss of $15.6 million. During the 2017 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a gain of $77,000. Additionally, Park recognized an other comprehensive gain of $3.0 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2019, compared to an other comprehensive loss of $3.0 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2018, and an other comprehensive loss of $8.8 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2017. Finally, during the 2019 year, Park recognized an other comprehensive loss of $454,000, net of income tax, related to an unrealized net holding loss on cash flow hedging derivatives. Beginning accumulated other comprehensive loss (net) as of January 1, 2018, included a $995,000 adjustment related to the adoption of ASU 2016-01- Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer began to phase in starting on January 1, 2016 at .625% and, effective January 1, 2019, was fully phased in at 2.50%. The capital conservation buffer was 2.50% for 2019, and 1.875% for 2018. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer. The Federal Reserve Board also adopted requirements Park must maintain to be deemed "well-capitalized" and to remain a financial holding company.

Park and PNB met each of the well-capitalized ratio guidelines applicable to them at December 31, 2019. The following table indicates the capital ratios for PNB and Park at December 31, 2019 and December 31, 2018.

Table 37 - PNB and Park Capital Ratios
	As of December 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.62%	11.05%	11.05%	12.25%
Park	9.64%	12.33%	12.11%	13.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.29%	11.01%	11.01%	12.30%
Park	10.04%	13.30%	13.04%	14.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

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

Management believes the most significant impact on financial results is the Corporation's ability to align our asset/liability management program to react to changes in interest rates.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in "Table 17 - Distribution of Assets, Liabilities and Shareholders' Equity" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, Park’s tax equivalent net interest margin increased by five basis points in 2019 and increased by 36 basis points in 2018. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.89%, 3.84%, and 3.48% for each of the years ended December 31, 2019, 2018 and 2017, respectively. The discussion of interest rate sensitivity included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders
Park National Corporation

The management of Park National Corporation (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for the Corporation and its consolidated subsidiaries. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP"). The Corporation’s internal control over financial reporting includes those policies and procedures that:

a.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation and its consolidated subsidiaries;

b.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Corporation and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Corporation; and

c.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Corporation and its consolidated subsidiaries that could have a material effect on the financial statements.

The Corporation’s internal control over financial reporting as it relates to the consolidated financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

With the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, Secretary, and Treasurer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, the end of the Corporation’s fiscal year. In making this assessment, management used the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) Internal Control — Integrated Framework (2013).

Based on our assessment under the criteria described in the immediately preceding paragraph, management concluded that the
Corporation maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2019. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors of the Corporation.

The Corporation’s independent registered public accounting firm, Crowe LLP, has audited the Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 2019 and 2018 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019, included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K and the Corporation’s internal control over financial reporting as of December 31, 2019, and has issued their Report of Independent

Registered Public Accounting Firm, which appears in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

/s/ David L. Trautman	/s/ Brady T. Burt
David L. Trautman	Brady T. Burt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Park National Corporation
Newark, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Park National Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Other Environmental Loss Factors

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimation of probable incurred credit losses in its loan portfolio. The allowance for loan losses was $56,679,000 at December 31, 2019, which consists of three components: the valuation allowance for loans individually evaluated for impairment (“specific reserves”), representing $5,230,000, the valuation allowance for loans acquired with deteriorated credit quality, representing $268,000, and the valuation allowance for loans collectively evaluated for impairment (“general reserves”), representing $51,181,000. The general reserves are based on the Company’s historical loss experience adjusted for other factors including environmental loss factors. The determination of the allowance for loan losses requires significant estimates and subjective assumptions which require a high degree of judgment relating to how those assumptions impact probable incurred credit losses within the loan portfolio. Changes in these assumptions could have a material effect on the Company’s financial results.

As described in Note 7 to the consolidated financial statements, historical loss experience on commercial loans is adjusted for a loss emergence period factor, a loss migration factor and environmental loss factors. Certain environmental loss factors were determined to correlate with higher charge-offs in the commercial loan portfolio. Environmental factors applicable to the commercial loan portfolio included: the Ohio unemployment rate; the 10-year Treasury index; the consumer confidence index; the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices; changes in national and local economic and business conditions and developments that affect the collectability of the portfolio; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in the institution’s existing portfolio. All of these factors are evaluated in relation to the historical look back period.

To formulate the additional allocations to the allowance for loan losses for environmental loss factors, management multiplies the outstanding principal balance of the various commercial loan classes by the applicable factor. Management’s identification and analysis of these issues requires significant judgment. We determined that auditing management’s estimate of the allowance allocation resulting from the environmental factors is a critical audit matter as it involved especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the estimation of the allowance for loan losses, including controls addressing management’s review of the conclusions related to the environmental loss factors and the resulting allocation of the allowance, as well as controls over the mathematical application of the environmental loss factors to adjust the historical loss experience.

•Substantive testing of management’s process for developing the environmental loss factors, which included:

◦Evaluation of the reasonableness of management’s judgments and assumptions related to the assessment of the data used in the determination of environmental loss factors and the resulting allocation of the allowance. Among other procedures, our evaluation considered the weight of confirming and disconfirming evidence from internal and external sources and whether such assumptions were applied consistently period over period.
◦Analytically evaluating the environmental loss factor allocation for consistency with overall trends in the loan portfolio and environmental conditions.

◦Testing the accuracy of the mathematical application of the environmental factors to adjust the historical loss experience.

Crowe LLP

We have served as the Company's auditor since 2006.

Columbus, Ohio
February 28, 2020

Park National Corporation and Subsidiaries
Consolidated Balance Sheet
at December 31, 2019 and 2018

(In thousands, except share and per share data)	2019	2018

Assets
Cash and due from banks	$135,567	$141,890
Money market instruments	24,389	25,324
Cash and cash equivalents	159,956	167,214

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,187,499 and $1,028,883 at December 31, 2019 and 2018, respectively)	1,209,701	1,003,421
Debt securities held-to-maturity, at amortized cost (fair value of $351,422 at December 31, 2018)	—	351,808
Other investment securities	69,806	72,916
Total investment securities	1,279,507	1,428,145

Total loans	6,501,404	5,692,132
Allowance for loan losses	(56,679)	(51,512)
Net loans	6,444,725	5,640,620

Other assets:
Bank owned life insurance	212,529	188,417
Prepaid assets	101,990	94,079
Goodwill	159,595	112,739
Other intangible assets	11,523	6,971
Premises and equipment, net	73,322	59,771
Affordable housing tax credit investments	53,070	50,347
Accrued interest receivable	24,217	22,974
Other real estate owned	4,029	4,303
Mortgage loan servicing rights	10,070	10,178
Operating lease right-of-use asset	13,714	—
Other	10,130	18,550
Total other assets	674,189	568,329

Total assets	$8,558,377	$7,804,308

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2019 and 2018

(In thousands, except share and per share data)	2019	2018

Liabilities and shareholders’ equity

Deposits:
Non-interest bearing	$1,959,935	$1,804,881
Interest bearing	5,092,677	4,455,979
Total deposits	7,052,612	6,260,860

Borrowings:
Short-term borrowings	230,657	221,966
Long-term debt	192,500	400,000
Subordinated notes	15,000	15,000
Total borrowings	438,157	636,966

Other liabilities:
Operating lease liability	14,482	—
Accrued interest payable	2,927	2,625
Unfunded commitments in affordable housing tax credit investments	25,894	22,282
Other	55,291	49,069
Total other liabilities	98,594	73,976

Total liabilities	7,589,363	6,971,802

Commitments and contingencies

Shareholders’ equity:

Preferred shares (200,000 preferred shares authorized; no preferred shares outstanding at December 31, 2019 and 2018)	$—	$—
Common shares, no par value (20,000,000 common shares authorized; 17,623,199 and 16,586,165 common shares issued at December 31, 2019 and 2018, respectively)	459,389	358,598
Accumulated other comprehensive loss, net of taxes	(9,589)	(49,788)
Retained earnings	646,847	614,069
Less: Treasury shares (1,276,757 and 887,987 common shares at December 31, 2019 and 2018, respectively)	(127,633)	(90,373)
Total shareholders’ equity	969,014	832,506
Total liabilities and shareholders’ equity	$8,558,377	$7,804,308

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2019, 2018 and 2017

(In thousands, except per share data)	2019	2018	2017

Interest and dividend income:
Interest and fees on loans	$321,385	$271,145	$248,687
Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	26,213	29,479	27,440
Obligations of states and political subdivisions - tax-exempt	8,955	8,770	7,210
Other interest income	3,947	1,407	3,087
Total interest and dividend income	360,500	310,801	286,424

Interest expense:
Interest on deposits:
Demand and savings deposits	33,348	19,815	9,464
Time deposits	17,494	12,375	9,629
Interest on short-term borrowings	2,476	1,600	992
Interest on long-term debt	9,445	10,113	22,580
Total interest expense	62,763	43,903	42,665
Net interest income	297,737	266,898	243,759

Provision for loan losses	6,171	7,945	8,557
Net interest income after provision for loan losses	291,566	258,953	235,202

Other income:
Income from fiduciary activities	27,768	26,293	23,735
Service charges on deposit accounts	10,835	11,461	12,653
Other service income	15,500	14,266	13,162
Debit card fee income	20,250	17,317	15,798
Bank owned life insurance income	4,557	6,815	4,858
ATM fees	1,828	1,978	2,253
OREO valuation adjustments	(225)	(491)	(458)
(Loss) gain on the sale of OREO, net	(222)	4,235	251
Net (loss) gain on the sale of investment securities	(421)	(2,271)	1,821
Gain on equity securities, net	5,118	4,616	1,210
Other components of net periodic benefit income	4,732	6,820	5,794
Gain on the sale of non-performing loans	—	2,826	—
Miscellaneous	7,473	7,236	5,352
Total other income	$97,193	$101,101	$86,429

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2019, 2018 and 2017

(In thousands, except per share data)	2019	2018	2017

Other expense:
Salaries	$119,514	$103,755	$92,177
Employee benefits	36,806	30,289	24,937
Occupancy expense	12,815	11,251	10,201
Furniture and equipment expense	17,032	16,139	15,324
Data processing fees	10,750	8,477	7,250
Professional fees and services	33,317	28,894	24,833
Marketing	5,753	5,144	4,374
Insurance	3,130	5,289	6,354
Communication	5,351	4,981	4,826
State tax expense	3,829	3,813	3,583
Amortization of intangible assets	2,355	578	—
Miscellaneous	13,336	10,145	9,303
Total other expense	263,988	228,755	203,162

Income before income taxes	124,771	131,299	118,469

Income taxes	22,071	20,912	34,227

Net income	$102,700	$110,387	$84,242

Earnings per common share:
Basic	$6.33	$7.13	$5.51
Diluted	$6.29	$7.07	$5.47

The accompanying notes are an integral part of the consolidated financial statements.

PARK NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
for years ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017

Net income	$102,700	$110,387	$84,242

Other comprehensive income (loss), net of income tax:
Defined benefit pension plan:
Amortization of net loss, net of income tax effect of $395, $286 and $121, for the years ended December 31, 2019, 2018, and 2017, respectively	1,487	1,075	455
Unrealized net actuarial gain (loss) and prior service credit, net of income tax effect of $402, $(1,076), and $(2,457), for the years ended December 31, 2019, 2018, and 2017, respectively	1,511	(4,046)	(9,241)
Change in funded status of defined benefit pension plan, net of income tax effect	2,998	(2,971)	(8,786)

Securities available-for-sale:
Net loss (gain) realized on sale of securities, net of income tax effect of $88, $538 and $(637) for the years ended December 31, 2019, 2018 and 2017, respectively	333	2,024	(1,184)
Unrealized gains on debt securities transferred from HTM to AFS, net of income tax effect of $5,076 for the year ended December 31, 2019	19,095	—	—
Change in unrealized securities holding gain (loss), net of income tax effect of $4,845, $(4,674), and $678, for the years ended December 31, 2019, 2018 and 2017, respectively	18,227	(17,586)	1,261
Unrealized net holding gain (loss) on securities available-for-sale, net of income tax effect	37,655	(15,562)	77

Cash flow hedging derivatives:
Unrealized loss on cash flow hedging derivatives, net of income tax effect of $(121) for the year ended December 31, 2019	(454)	—	—
Unrealized net holding loss on cash flow hedging derivatives, net of income tax effect	(454)	—	—

Other comprehensive income (loss)	$40,199	$(18,533)	$(8,709)

Comprehensive income	$142,899	$91,854	$75,533

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2019, 2018 and 2017

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount

Balance, January 1, 2017	—	$—	15,340,718	$305,826	$535,631	$(81,472)	$(17,745)
Net income					84,242
Other comprehensive loss, net of income tax							(8,709)
Cash dividends, $3.76 per share					(57,883)
Cash payment for fractional shares in dividend reinvestment plan			(55)	(6)
Share-based compensation expense				2,701
Issuance of 9,674 common shares under share-based compensation awards, net of 3,293 common shares withheld to pay employee income taxes			6,381	(795)	(197)	645
Treasury shares repurchased			(70,000)			(7,378)
Treasury shares reissued for director grants			11,150		115	1,126
Balance, December 31, 2017, as previously presented	—	$—	15,288,194	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of income tax					1,917		(995)
Balance at December 31, 2017, as adjusted	—	$—	15,288,194	$307,726	$563,825	$(87,079)	$(27,449)
Reclassification of disproportionate income tax effects					3,806		(3,806)
Net income					110,387
Other comprehensive loss, net of income tax							(18,533)
Cash dividends, $4.07 per share					(63,555)
Cash payment for fractional shares in dividend reinvestment plan			(44)	(4)
Issuance of 435,457 common shares for the acquisition of NewDominion Bank			435,457	48,519
Share-based compensation expense				3,954
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes			12,921	(1,597)	(317)	1,304
Treasury shares repurchased			(50,000)			(5,784)
Treasury shares reissued for director grants			11,650		(77)	1,186
Balance, December 31, 2018	—	$—	15,698,178	$358,598	$614,069	$(90,373)	$(49,788)

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance, December 31, 2018	—	$—	15,698,178	$358,598	$614,069	$(90,373)	$(49,788)
Cumulative effect of change in accounting principle for leases, net of income tax					(143)
Balance, December 31, 2018, as adjusted	—	$—	15,698,178	$358,598	$613,926	$(90,373)	$(49,788)
Net income					102,700
Other comprehensive income, net of income tax							40,199
Cash dividends, $4.24 per share					(69,482)
Cash payment for fractional shares in dividend reinvestment plan			(171)	(3)
Issuance of 1,037,205 common shares for the acquisition of CAB Financial Corporation			1,037,205	98,275
Share-based compensation expense				4,999
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes			18,983	(2,480)	(273)	1,926
Treasury shares repurchased			(421,253)			(40,535)
Treasury shares reissued for director grants			13,500		(24)	1,349
Balance, December 31, 2019	—	$—	16,346,442	$459,389	$646,847	$(127,633)	$(9,589)
The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017

Operating activities:
Net income	$102,700	$110,387	$84,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,171	7,945	8,557
Accretion of loan fees and costs, net	(6,826)	(6,158)	(5,758)
Net accretion of purchase accounting adjustments	(3,373)	(793)	—
Depreciation of premises and equipment	9,119	8,585	8,644
Amortization of investment securities, net	1,455	1,262	1,473
Amortization of prepayment penalty on long-term debt	—	—	5,719
(Increase) decrease in deferred income tax	(844)	538	3,289
Realized net investment securities losses (gains)	421	2,271	(1,821)
Gain on equity securities, net	(5,118)	(4,616)	(1,210)
Share-based compensation expense	6,324	5,063	3,942
Loan originations to be sold in secondary market	(338,437)	(202,827)	(230,860)
Proceeds from sale of loans in secondary market	340,637	207,836	242,139
Gain on sale of loans in secondary market	(7,198)	(4,879)	(5,014)
Gain on sale of nonperforming loans	—	(2,826)	—
OREO valuation adjustments	225	491	458
Loss (gain) on sale of OREO, net	222	(4,235)	(251)
Bank owned life insurance income	(4,557)	(6,815)	(4,858)
Investment in qualified affordable housing tax credits amortization	6,927	7,322	10,278
Pension contribution	—	—	(15,000)
Changes in assets and liabilities:
Increase in prepaid dealer premiums	(5,358)	(1,298)	(4,350)
Decrease (increase) in other assets	12,305	9,413	(1,155)
Increase (decrease) in other liabilities	(3,781)	5,131	(11,778)
Net cash provided by operating activities	$111,014	$131,797	$86,686

Investing activities:
Proceeds from redemption/repurchase of Federal Home Loan Bank stock	14,675	7,003	—
Proceeds from sales of investment securities	91,110	244,399	2,265
Proceeds from calls and maturities of:
HTM debt securities	475	10,547	14,426
AFS debt securities	195,989	197,826	193,937
Purchase of:
HTM debt securities	—	(7,133)	(113,519)
AFS debt securities	—	(373,372)	(29,684)
Equity securities	(100)	(2,590)	—
Federal Reserve Bank stock	(6,428)	—	—
Net decrease in other investments	6,429	1,153	1,305
Net loan originations, portfolio loans	(216,353)	(57,315)	(119,336)

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2019, 2018 and 2017
(In thousands)	2019	2018	2017

Proceeds from the sale of nonperforming loans	—	3,000	—
Proceeds from the sale of OREO	1,465	13,094	2,921
Life insurance death benefits	1,571	8,096	1,037
Purchases of bank owned life insurance	(3,000)	—	—
Investment in qualified affordable housing projects	(6,038)	—	(7,000)
Purchases of premises and equipment	(14,885)	(11,533)	(7,018)
Cash (paid for) received from acquisitions, net	(4,831)	12,270	—
Net cash provided by (used in) investing activities	$60,079	$45,445	$(60,666)

Financing activities
Net increase in deposits	159,696	159,590	295,370
Net decrease in short-term borrowings	(20,072)	(169,323)	(3,506)
Proceeds from issuance of long-term debt	50,000	50,000	150,000
Repayment of subordinated notes	—	—	(30,000)
Repayment of long-term debt	(257,500)	(150,000)	(350,000)
Value of common shares withheld to pay employee income taxes	(827)	(610)	(347)
Repurchase of common shares to be held as treasury shares	(40,535)	(5,784)	(7,378)
Cash dividends paid	(69,113)	(63,013)	(57,493)
Net cash used in financing activities	$(178,351)	$(179,140)	$(3,354)
(Decrease) increase in cash and cash equivalents	(7,258)	(1,898)	22,666

Cash and cash equivalents at beginning of year	167,214	169,112	146,446
Cash and cash equivalents at end of year	$159,956	$167,214	$169,112

Cash paid for:
Interest	$63,038	$43,600	$42,538

Federal income taxes	15,186	7,345	26,190

Non cash items:
Transfer of debt securities from HTM to AFS	$349,773	$—	$—

Loans transferred to OREO	1,671	1,204	3,457

Right-of-use assets obtained in exchange for lease obligations	11,475	—	—

Loans transferred to foreclosed assets	—	11,379	5,553

New commitments in affordable housing tax credit investments	10,000	8,000	7,000

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation
The consolidated financial statements include the accounts of Park National Corporation and its subsidiaries (“Park”, the “Company” or the “Corporation”), unless the context otherwise requires. Material intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications had no impact on net income or shareholders' equity.

Restrictions on Cash and Due from Banks
The Corporation’s national bank subsidiary, The Park National Bank ("PNB"), is required to maintain average reserve balances with the Federal Reserve Bank of Cleveland. The average required reserve balance was approximately $89.2 million at December 31, 2019 and $73.9 million at December 31, 2018. No other compensating balance arrangements were in existence at December 31, 2019.

Investment Securities
Debt securities are classified upon acquisition into one of three categories: HTM, AFS, or trading (see Note 5 - Investment Securities).

HTM securities are those debt securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. AFS securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. AFS securities are reported at fair value, with unrealized holding gains and losses excluded from earnings but included in other comprehensive income (loss), net of applicable income taxes. The Corporation did not hold any trading securities during any period presented. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Debt securities are evaluated quarterly for potential other-than-temporary impairment. Management considers the facts related to each security including the nature of the security, the amount and duration of the loss, the credit quality of the issuer, the expectations for that security’s performance and whether Park intends to sell, or it is more likely than not that Park will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. Declines in the value of debt securities that are considered to be other-than-temporary are separated into (1) the amount of the total impairment related to credit loss and (2) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss), net of income tax. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Interest income from investment securities includes amortization of purchase premium or discount. Premiums and discounts on investment securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.

Gains and losses realized on the sale of investment securities are recorded on the trade date and determined using the specific identification method.

Federal Home Loan Bank and Federal Reserve Bank of Cleveland Stock
PNB is a member of the FHLB and the FRB. Members are required to own a certain amount of stock based on their level of borrowings and other factors and may invest in additional amounts. FHLB stock and FRB stock are classified as restricted securities and are carried at their redemption value within "Other investment securities" on the Consolidated Balance Sheets. Impairment is evaluated based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance
Park has purchased insurance policies on the lives of directors and certain key officers. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

Loans Held for Sale
Park has elected the fair value option for mortgage loans held for sale, which are carried at their fair value as of each balance sheet date.

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded.  In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into.  Fair value of these mortgage derivatives is estimated based on the change in mortgage interest rates from the date the interest on the loan is locked.  Changes in the fair values of these derivatives are included in "Other service income" in the Consolidated Statements of Income.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at their outstanding principal balances adjusted for any charge-offs, any nonaccrual interest payments applied to principal, any deferred fees or costs on originated loans, and any unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Late charges on loans are recognized as income when they are collected. Net loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) those commercial loans in the construction real estate loan segment; (4) those commercial loans in the residential real estate loan segment; and (5) leases. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment; (2) mortgage, home equity lines of credit ("HELOCs"), and installment loans included in the residential real estate segment; and (3) all loans included in the consumer segment.

Generally, commercial loans are placed on nonaccrual status at 90 days past due and consumer and residential mortgage loans are placed on nonaccrual status at 120 days past due. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received. Commercial loans placed on nonaccrual status are considered impaired (see Note 6 - Loans). Park’s charge-off policy for commercial loans requires management to establish a specific reserve or record a charge-off when collection is in doubt or it is probable a loss has been incurred and there is, or likely will be, a collateral shortfall related to the estimated value of the collateral securing the loan. The Company’s charge-off policy for consumer loans is dependent on the class of the loan. Residential mortgage loans, HELOCs, and consumer loans secured by residential real estate are typically charged down to the value of the collateral, less estimated selling costs, at 180 days past due. The charge-off policy for other consumer loans, primarily installment loans, requires a monthly review of delinquent loans and a complete charge-off for any account that reaches 120 days past due.

For loans which are on nonaccrual status, it is Park’s policy to reverse interest previously accrued on the loans against interest income. Interest on such loans may be recorded on a cash basis and be included in earnings only when Park expects to receive the entire recorded investment of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below:

Commercial, financial and agricultural: Commercial, financial and agricultural ("C&I") loans are made for a wide variety of general corporate purposes, including financing for commercial and industrial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Risk of loss on C&I loans largely depends upon general economic cycles, as they may adversely impact certain industries, competency of the borrower's management team, the quality of the underlying assets supporting the loans including accounts receivable, inventory, and equipment, and the accuracy of the borrower's financial reporting. Such risks are mitigated by generally requiring the borrower's owners to guaranty the loans.

Commercial real estate: Commercial real estate (“CRE”) loans include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Risk of loss on CRE loans largely depends upon the cash flow of the properties which is influenced by the amount of vacancy experienced by the underlying real estate, the credit capacity of the tenants occupying the underlying real estate, and general economic trends as they may adversely impact the value of the property. These risks are mitigated by generally requiring personal guaranties of the owners of the properties and by requiring appraisals pursuant to government regulations.

Construction real estate: The Company defines construction loans as both commercial construction loans and residential construction loans where the loan proceeds are used exclusively for the improvement of real estate as to which the Company holds a mortgage. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the PNB division making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the PNB division may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event that a default on a construction loan occurs and foreclosure follows, the PNB division must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. PNB and its divisions attempt to reduce such risks on loans to developers by generally requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer.

Residential real estate: The Company defines residential real estate loans as first mortgages on individuals’ primary residences or second mortgages of individuals’ primary residences in the form of HELOCs or installment loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and a current independent third-party appraisal providing the market value of the real estate securing the loan. Residential real estate loans typically have longer terms and higher balances with lower yields as compared to consumer loans, but generally carry lower risks of default. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires creditors to make a reasonable and good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. Documentation and verification of income within defined time frames and not-to-exceed limits are basis for affirming ability to repay. Risk of loss largely depends upon factors affecting the borrower's ability to repay as well as the general economic trends as they may adversely impact the value of the property. These risks are mitigated by completing a comprehensive underwriting of the borrower and by requiring appraisals pursuant to government regulations.

Consumer: The Company originates direct and indirect consumer loans, primarily automobile loans, to customers in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s financial stability, and thus are more likely to be affected by adverse personal circumstances.

Leases: The Company originates financing leases primarily for the purchase of commercial vehicles, operating/manufacturing equipment, and municipal vehicles/equipment. Repayment terms are structured such that the lease will be repaid within the economic useful life of the leased asset. Risk of losses on financing leases largely depends upon general economic cycles, as they may adversely impact certain industries, competency of the borrower’s management team, the quality and residual value of the leased asset, and the accuracy of the borrower’s financial reporting. These risks are mitigated by underwriting leases considering primary and secondary sources of repayment and requiring guaranteed residual values.

Concentration of Credit Risk
Park's commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 29 Ohio counties, four North Carolina counties, four South Carolina counties and one Kentucky county where PNB and its divisions operate, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, agriculture, forestry, fishing and hunting, manufacturing, retail trade, health care, accommodation and food services and other services.

Purchased Credit Impaired Loans
The Company has purchased loans, some of which have shown evidence of credit deterioration since origination.  These PCI loans are recorded at fair value at inception, such that there is no carryover of the sellers' allowance for loan losses.   After acquisition, losses are recognized by an increase in the allowance for loan losses.

PCI loans are accounted for individually or aggregated into pools of loans based on common characteristics. The Company estimates the amount and timing of expected cash flows for each loan or pool and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan (accretable yield).  The excess of the loan’s or pool's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

The allowance for loan losses includes both (1) an estimate of loss based on historical loss experience within both commercial and consumer loan categories with similar characteristics (“statistical allocation”) and (2) an estimate of loss based on an impairment analysis of each commercial loan that is considered to be impaired (“specific allocation”). Included in the statistical allocation is a reserve for TDRs within the consumer loan portfolio. Management performs a periodic evaluation to ensure the reserve calculated utilizing the statistical allocation is consistent with a reserve calculated under Accounting Standards Codification ("ASC") 310-10 - Receivables.

In calculating the allowance for loan losses, management believes it is appropriate to consider historical loss rates that are comparable to the current period being analyzed, giving consideration to losses experienced over a full cycle. For the historical loss factor at December 31, 2019, the Company utilized an annual loss rate (“historical loss experience”), calculated based on an average of the net charge-offs and the annual change in specific reserves for impaired commercial loans, experienced during 2010 through 2019 within the individual segments of the commercial and consumer loan categories. The 120-month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.

The loss factor applied to Park’s consumer loan portfolio as of December 31, 2019 was based on the historical loss experience over the preceding 120 months, plus an additional judgmental reserve, increasing the total allowance for loan loss coverage in the consumer loan portfolio to approximately 1.90 years of historical losses, compared to 1.87 years at December 31, 2018. Historical loss experience over the preceding 120 months for the consumer loan portfolio was 0.31% for 2019. Historical loss experience over the preceding 108 months for the consumer loan portfolio was 0.33% for 2018.

The loss factor applied to Park’s commercial loan portfolio as of December 31, 2019 was based on the historical loss experience over the preceding 120 months, plus additional reserves for consideration of (1) a loss emergence period factor, (2) a loss migration factor and (3) a judgmental or environmental loss factor. These additional reserves increased the total allowance for loan loss coverage in the commercial loan portfolio to approximately 3.40 years of historical losses at December 31, 2019, compared to 3.39 years at December 31, 2018. Historical loss experience over the preceding 120 months for the commercial loan portfolio was 0.34% for 2019. Historical loss experience over the preceding 108 months for the commercial loan portfolio was 0.35% for 2018. Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases and accordingly management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard.

U.S. GAAP requires a specific allocation to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loans will not be collected, and the recorded investment in the loans exceeds their measure of impairment. Management considers the following related to commercial loans when determining if a loan should be considered impaired: (1) current debt service coverage levels of the borrowing entity; (2) payment history over the most recent 12-month period; (3) other signs of deterioration in the borrower’s financial situation, such as changes in credit scores; and (4) consideration of global cash flows of financially sound guarantors that have previously supported loan payments. The recorded investment is the balance of the loan, plus accrued interest receivable. Impairment is measured using either the present value of expected future cash flows based upon the initial effective interest rate on the loan, or the fair value of the collateral. If a loan is considered to be collateral dependent, the fair value of collateral, less estimated selling costs, is used to measure impairment.

Loans acquired as part of the acquisition of NewDominion Bank were recorded at fair value on the date of acquisition, July 1, 2018. Loans acquired as part of the acquisition of Carolina Alliance Bank were recorded at fair value on the date of acquisition, April 1, 2019. An allowance is only established on acquired NewDominion Bank loans and Carolina Alliance Bank loans as a result of credit deterioration post acquisition. As of December 31, 2019, there was no allowance related to performing acquired NewDominion Bank loans and Carolina Alliance Bank loans.

Troubled Debt Restructurings ("TDRs")
Management classifies loans as TDRs when a borrower is experiencing financial difficulty and Park has granted a concession. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. A court's discharge of a borrower's debt in a Chapter 7 bankruptcy is considered a concession when the borrower does not reaffirm the discharged debt. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception, or if a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. Commercial TDRs are separately identified for impairment disclosures.

Premises and Equipment
Land is carried at cost and is not subject to depreciation. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the remaining lease period or the estimated useful lives of the improvements. Upon the sale or other disposal of an asset, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Maintenance and repairs are charged to expense as incurred while renewals and improvements that extend the useful life of an asset are capitalized. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

The range of depreciable lives over which premises and equipment are being depreciated are:

Buildings	30 Years
Building improvements	5 to 10 Years
Equipment, furniture and fixtures	3 to 12 Years
Leasehold improvements	Shorter of the remaining lease period or the estimated useful life of the improvement

Other Real Estate Owned
Management transfers a loan to OREO at the time that Park takes deed/title to the asset. OREO is initially recorded at fair value less anticipated selling costs (net realizable value), establishing a new cost basis, and consists of property acquired through foreclosure and real estate held for sale. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell. Subsequent changes in the value of real estate are classified as OREO valuation adjustments, are reported as adjustments to the carrying amount of OREO and are recorded within “Other income”. In certain circumstances where management believes the devaluation may not be permanent in nature, Park utilizes a valuation allowance to record OREO devaluations, which is also expensed through “Other income”. Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell) and costs relating to holding the properties are charged to "Other expense".

Foreclosed Assets
Foreclosed assets include non-real estate assets where Park, as creditor, has received physical possession of a borrower’s assets, regardless of whether formal foreclosure proceedings take place.  Additionally, TDRs in which Park obtains one of more of the debtor’s non-real estate assets in place of all or part of the receivable are accounted for as foreclosed assets.  Foreclosed assets are initially recorded as fair value less costs to sell when acquired, establishing a new cost basis.  Operating costs after acquisition are expensed as incurred. As of December 31, 2019 and 2018, Park had $4.2 million and $4.0 million, respectively, of foreclosed assets included within “Other assets.”

Mortgage Servicing Rights
When Park sells mortgage loans with servicing retained, MSRs are recorded at fair value with the income statement effect recorded in "Other service income." Capitalized MSRs are amortized in proportion to and over the period of the estimated future servicing income of the underlying loan and are included within “Other service income”.

MSRs are assessed for impairment quarterly, based on fair value, with any impairment recognized through a valuation allowance. The fair value of MSRs is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates. In order to calculate fair value, the sold loan portfolio is stratified into homogeneous pools of like categories. (See Note 26 - Loan Servicing.)

Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. The amortization of MSRs is netted against loan servicing fee income, recorded in "Other service income".

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Goodwill is not amortized to expense, but is subject to impairment tests annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired, by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of additional analysis is unnecessary. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess, not to exceed the total goodwill allocated to the reporting unit.

Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2019, the Company determined that goodwill for PNB was not impaired. There have been no subsequent circumstances or events triggering an additional evaluation. (See Note 8 - Goodwill and Other Intangible Assets and Note 30 - Segment Information for operating segment results.)

Other intangible assets consist of core deposit intangibles and a trade name intangible.  Core deposit intangibles are amortized on an accelerated basis over a period of ten years.  The trade name intangible when initially recorded, assumed an indefinite useful life. During 2019, the trade name intangible was deemed impaired, and a $1.3 million charge was recorded in "other expense". (See Note 8 - Goodwill and Other Intangible Assets.)

Consolidated Statements of Cash Flows
Cash and cash equivalents include cash and cash items, amounts due from banks and money market instruments. Generally, money market instruments are purchased and sold for one-day periods.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Income Taxes
The Corporation accounts for income taxes using the asset and liability approach. Under this method, deferred tax assets and deferred tax liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. To the extent that Park does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is recorded. All positive and negative evidence is reviewed when determining how much of a valuation allowance is recognized on a quarterly basis. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Treasury Shares
The purchase of Park’s common shares to be held in treasury is recorded at cost. At the date of retirement or subsequent reissuance, the treasury shares account is reduced by the weighted average cost of the common shares retired or reissued.

Dividend Restriction
Banking regulations require maintaining certain capital levels and may limit the dividends paid by a bank to its parent holding company or by the parent holding company to its shareholders.  (See Note 24 - Dividend Restrictions and Note 29 - Capital Ratios.)

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, changes in the funded status of the Company’s defined benefit pension plan and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

Share-Based Compensation
Compensation cost is recognized for restricted stock units and stock awards issued to employees and directors, respectively, based on the fair value of these awards at the date of grant. The market price of Park’s common shares at the date of grant is used to estimate the fair value of restricted stock units and stock awards. Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period and is recorded in "Salaries" expense. (See Note 19 - Share-Based Compensation.) The Company's accounting policy is to recognize forfeitures as they occur.

Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair Value Measurement
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 28 - Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Derivatives
At the inception of a derivative contract, Park designates the derivative as one of three types based on its intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). Park does not have any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the Consolidated Statements of Cash Flow under the same item as the cash flows of the items being hedged.

Park formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. The documentation includes linking cash flow hedges to specific assets and liabilities on the Consolidated Balance Sheets. Park also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. Park discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods that the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is party settle monthly or quarterly.

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

Retirement Plans
Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The service cost component of pension expense is recorded within "Employee benefits" on the Consolidated Statements of Income. All other components of pension expense are recorded within "Other components of net periodic benefit income" on the Consolidated Statements of Income. Employee KSOP plan expense is the amount of matching contributions to Park's Employees Stock Ownership Plan. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service. (See Note 20 - Benefit Plans.)

Earnings Per Common Share
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under restricted stock unit awards. Earnings and dividends per common share are restated for any stock splits and stock dividends through the date of issuance of the consolidated financial statements. (See Note 19 - Share-Based Compensation and Note 23 - Earnings Per Common Share.)

Operating Segments
The Corporation is a financial holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio) and GFSC.

2. Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards
The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and issued but not yet effective accounting standards:

Adoption of New Accounting Pronouncements

ASU 2016-02 - Leases (Topic 842): In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). This ASU requires all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures are required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 resulted in a $11.0 million increase in assets, a $11.2 million increase in liabilities and a $143,000 decrease in beginning retained earnings, but did not have a material impact on Park's Consolidated Statement of Income. Additionally, Note 27 - Leases includes the new required disclosures.

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

ASU 2019-07 - Codification Updates to SEC Sections: In July 2019, the FASB issued ASU 2019-07 - Codification Updates to SEC Sections. The amendments in this ASU update SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. Park considered these amendments in presenting Park's consolidated financial statements and disclosures.

Issued But Not Yet Effective Accounting Standards

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018.

Management is currently evaluating the impact of adoption of this new accounting guidance on Park’s consolidated financial statements. Adoption will be applied through a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management adopted the guidance on January 1, 2020 and implemented changes to relevant systems as necessary. Management has developed a credit model and has begun the process of validation, which will be completed during the first quarter of 2020. Management is still finalizing the analysis of qualitative factors, to capture inherent risks, which are not included within the quantitative model. Management, along with Park’s CECL Committee, is in the process of implementing the accounting, processes, controls and governance required to comply with the new accounting guidance.

The Company currently intends to use a blend of multiple economic forecasts to estimate expected credit losses over a one year reasonable and supportable forecast period and then revert, over a one year period, to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated increase in the allowance is primarily due to required increases for residential mortgage, home equity, and installment loans to include the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans as well as an increase in reserves on acquired non-impaired loans which had low reserve levels under the previous accounting guidance. Offsetting declines in the allowance are expected for commercial and commercial real estate loans due to their short-term nature. Additionally, management expects an increase in the allowance for credit losses for unfunded commitments.

While adoption of this ASU is expected to increase the allowance for credit losses, it does not change the overall credit risk in the Company's loan, lease and securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes, on January 1, 2020. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts that existed at the adoption date.

At adoption, Park did not have any securities classified as HTM debt securities. No allowance was recorded related to AFS debt securities at the date of adoption, January 1, 2020.

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

Park has already adopted ASU 2017-12.  As a result, the amendments within ASU 2019-04 are effective as of January 1, 2020 with early adoption permitted.  This ASU allows entities, like Park, who did not reclassify debt securities from HTM to AFS upon the adoption of ASU 2017-12 to reclassify these securities as of the adoption of ASU 2019-04.  Park considered this option and, effective September 1, 2019, reclassified all HTM debt securities to AFS. The transfer occurred at fair value and resulted in an unrealized gain, net of taxes, of $19.1 million being recorded in other comprehensive income.

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

ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses: In November 2019, the FASB issued ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU represents changes to clarify, correct errors in, or improve the Codification related to five topics. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Park will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

ASU 2019-20 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued ASU 2019-20 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU includes amendments to simplify accounting for income taxes by removing certain exceptions and adding requirements with the intention of simplifying and clarifying existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The adoption of this guidance will not have a material impact on Park's consolidated financial statements.

3. Organization
Park National Corporation is a financial holding company headquartered in Newark, Ohio. Through PNB, Park is engaged in a general commercial banking and trust business, primarily in Ohio, Kentucky, North Carolina, and South Carolina, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. PNB operates through 12 banking divisions with the Park National Bank Division headquartered in Newark, Ohio, the Fairfield National Bank Division headquartered in Lancaster, Ohio, the Richland Bank Division headquartered in Mansfield, Ohio, the Century National Bank Division headquartered in Zanesville, Ohio, the First-Knox National Bank Division headquartered in Mount Vernon, Ohio, the United Bank, N.A. Division headquartered in Bucyrus, Ohio, the Second National Bank Division headquartered in Greenville, Ohio, the Security National Bank Division headquartered in Springfield, Ohio, the Unity National Bank Division headquartered in Piqua, Ohio, The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio, the NewDominion Bank Division headquartered in Charlotte, North Carolina and the Carolina Alliance Bank Division headquartered in Spartanburg, South Carolina. A wholly-owned subsidiary of Park, GFSC is a consumer finance company located in Central Ohio.

Through February 16, 2012, Park operated a second banking subsidiary, Vision Bank ("Vision"), which was engaged in a general commercial banking business, primarily in Baldwin County, Alabama and the panhandle of Florida. Promptly following the sale of the Vision business to Centennial Bank (a wholly-owned subsidiary of Home BancShares, Inc.), Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation and became a non-bank Florida corporation. Vision (the Florida corporation) merged with and into a wholly-owned, non-bank subsidiary of Park, SEPH, with SEPH being the surviving entity. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. SEPH also holds OREO that had previously been transferred to SEPH from Vision. SEPH's assets consist primarily of nonperforming loans and OREO. This non-bank subsidiary represents a run off portfolio of the legacy Vision assets.

PNB provides the following principal services: the acceptance of deposits for demand, savings and time accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit and commercial leasing; trust and wealth management services; cash management; safe deposit operations; electronic funds transfers and a variety of additional banking-related services. See Note 30 - Segment Information for financial information on the Corporation’s operating segments.

4. Business Combinations

NewDominion Bank
On July 1, 2018, NewDominion Bank, a North Carolina state-chartered bank (“NewDominion”), merged with and into PNB, with PNB continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization (the “NewDominion Merger Agreement”), dated as of January 22, 2018, by and among Park, PNB, and NewDominion. In accordance with the NewDominion Merger Agreement, NewDominion shareholders were permitted to make an election to receive for their shares of NewDominion common stock either $1.08 in cash without interest (the cash consideration) or 0.01023 of a Park common share, plus cash in lieu of any fractional Park common share (the stock consideration). Based on the terms of the NewDominion Merger Agreement, the aggregate merger consideration was subject to proration and allocation procedures to ensure that 60 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were exchanged for the stock consideration and that the remaining 40 percent of the shares of NewDominion common stock outstanding immediately prior to the completion of the merger were exchanged for the cash consideration, including, in each case, shares of NewDominion common stock subject to NewDominion options and restricted stock awards.

Purchase consideration consisted of 435,457 Park common shares, valued at $48.5 million, and $30.7 million in cash to acquire 91.45% of the outstanding shares of NewDominion common stock. The remaining 8.55% of the outstanding shares of NewDominion common stock were previously held by Park. Park recognized a gain of $3.5 million as a result of the remeasuring to fair value of its 8.55% equity interest in NewDominion held before the business combination. This non-taxable gain is included in "Gain on equity securities, net" in the Consolidated Statements of Income. The acquisition is expected to provide additional revenue growth and geographic diversification.

NewDominion's results of operations were included in Park’s results beginning July 1, 2018. For the years ended December 31, 2019 and 2018, Park recorded merger-related expenses of $87,000 and $4.6 million, respectively, associated with the NewDominion acquisition.

Goodwill of $40.4 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of PNB and NewDominion. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.
The following table summarizes the consideration paid for NewDominion and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$30,684
Park common shares	48,519
Previous 8.55% investment in NewDominion	7,000
Fair value of total consideration transferred	$86,203

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42,954
Securities	1,954
Loans	272,753
Premises and equipment	940
Core deposit intangibles	6,249
Trade name intangible (1)	1,300
Other assets	6,133
Total assets acquired	$332,283

Deposits	$284,231
Other liabilities	2,254
Total liabilities assumed	286,485

Net identifiable assets	45,798

Goodwill	$40,405
(1) During 2019, Park announced its 2020 rebranding initiative to operate all 12 banking divisions of PNB under one name. The NewDominion trade name intangible was initially recorded assuming an indefinite useful life. Considering Park's rebranding initiative, Park concluded that the trade name intangible now represents a definite life asset, and impairment was recorded during 2019.

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

The table below presents information with respect to the fair value of the NewDominion acquired loans as well as their book balance at the acquisition date.

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

Carolina Alliance's results of operations were included in Park's results beginning April 1, 2019. For the years ended December 31, 2019 and 2018, Park recorded merger-related expenses of $8.8 million and $0.6 million, respectively, associated with the Carolina Alliance acquisition.

Goodwill of $46.9 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of PNB and Carolina Alliance. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.

The following table summarizes the consideration paid for Carolina Alliance and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$28,630
Park common shares	98,275
Fair value of total consideration transferred	$126,905

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$23,799
Securities	97,606
Loans	578,577
Premises and equipment	8,337
Core deposit intangibles	8,207
Other assets	32,123
Total assets acquired	$748,649

Deposits	$632,649
Other liabilities	35,951
Total liabilities assumed	668,600

Net identifiable assets	80,049

Goodwill	$46,856

Park accounted for the Carolina Alliance acquisition using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. During the three months ended September 30, 2019, Park made a $58,000 adjustment to decrease the initial fair value of deposits, which resulted in a $58,000 reduction in goodwill. During the three months ended December 31, 2019, Park made a $2.0 million adjustment to decrease the initial fair value of core deposit intangibles and a $0.5 million adjustment to increase other assets for the related deferred tax impact, which resulted in a $1.6 million increase in goodwill.

The fair value of net assets acquired includes fair value adjustments to loans that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, Park believes that all contractual cash flows related to these loans will be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans which have shown evidence of credit deterioration since origination.  Loans acquired that were not subject to these requirements included non-impaired loans with a fair value and gross contractual amounts receivable of $560.2 million and $572.6 million, respectively, on the date of acquisition.

The table below presents information with respect to the fair value of acquired loans as well as their book balance at the acquisition date.

(in thousands)	Book Balance	Fair Value
Commercial, financial and agricultural	$80,895	$80,580
Commercial real estate	281,425	273,855
Construction real estate:
Commercial	43,106	42,176
Mortgage	11,130	10,633
Residential real estate:
Commercial	48,546	48,684
Mortgage	30,519	30,969
HELOC	40,825	39,853
Consumer	4,813	4,647
Leases	28,589	28,781
Purchased credit impaired	19,850	18,399
Total loans	$589,698	$578,577

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

	Twelve months ended December 31,
(dollars in thousands, except per share data)	2019	2018
Net interest income	$304,480	$302,282
Net income	112,492	123,472
Basic earnings per share	6.82	7.37
Diluted earnings per share	6.78	7.31

5. Investment Securities
The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. During 2019, 2018 and 2017, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at December 31, 2019 and December 31, 2018 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2019:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$302,928	$17,563	$—	$320,491
U.S. Government sponsored entities’ asset-backed securities	884,571	10,862	6,223	889,210
Total	$1,187,499	$28,425	$6,223	$1,209,701

(In thousands)	Amortized Cost	Gross Unrealized/Unrecognized Holding Gains	Gross Unrealized/Unrecognized Holding Losses	Fair Value
2018:
Debt Securities Available-for-Sale
U.S. Government sponsored entities’ asset-backed securities	$1,028,883	$453	$25,915	$1,003,421
Total	$1,028,883	$453	$25,915	$1,003,421
2018:
Debt Securities Held-to-Maturity
Obligations of states and political subdivisions	$305,278	$3,202	$2,672	$305,808
U.S. Government sponsored entities’ asset-backed securities	46,530	87	1,003	45,614
Total	$351,808	$3,289	$3,675	$351,422

Park’s U.S. Government sponsored entities' asset-backed securities consisted primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations ("CMOs"). At December 31, 2019, the amortized cost of Park’s AFS mortgage-backed securities was $581.0 million within Park's investment portfolio. At December 31, 2019, the amortized cost of Park's AFS CMOs was $303.6 million.

On September 1, 2019, Park adopted the portion of ASU 2019-04 which allowed for a one-time reclassification of securities from HTM to AFS. On that date, Park transferred HTM securities with a fair value of $373.9 million to the AFS classification. The transfer occurred at fair value and had a related unrealized gain, net of taxes, of $19.1 million recorded in other comprehensive income.

The following table provides detail on investment securities with unrealized/unrecognized losses aggregated by investment category and length of time the individual securities had been in a continuous loss position at December 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2019:
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223
Total	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized/Unrecognized Losses	Fair Value	Unrealized/Unrecognized Losses	Fair Value	Unrealized/Unrecognized Losses
2018:
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
Total	$506,280	$5,998	$449,569	$19,917	$955,849	$25,915
2018:
Debt Securities Held-to-Maturity
Obligations of states and political subdivisions	$91,960	$1,095	$70,723	$1,577	$162,683	$2,672
U.S. Government sponsored entities' asset-backed securities	32,656	838	6,931	165	39,587	1,003
Total	$124,616	$1,933	$77,654	$1,742	$202,270	$3,675

Management does not believe any individual unrealized/unrecognized loss as of December 31, 2019 or 2018 represented an other-than-temporary impairment. The unrealized/unrecognized losses on agency issued and non-agency issued debt securities are primarily the result of interest rate changes. These conditions will not prohibit Park from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss attributable to credit will be recognized in net income in the period the other-than-temporary impairment is identified.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2019, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(In thousands)	Amortized Cost	Fair Value	Tax Equivalent Yield (1)
Debt Securities Available-for-Sale
Obligations of states and political subdivisions
Due five through ten years	$3,984	$4,135	3.04%
Due greater than ten years	298,944	316,356	3.69%
Total	$302,928	$320,491	3.68%

U.S. Government sponsored entities’ asset-backed securities	$884,571	$889,210	2.37%
(1) The tax equivalent yield for obligations of states and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

At December 31, 2019, investment securities with an amortized cost of $370 million were pledged for government and trust department deposits, $197 million were pledged to secure repurchase agreements and $18 million were pledged as collateral for FHLB advance borrowings. At December 31, 2018, investment securities with an amortized cost of $332 million were pledged for government and trust department deposits, $280 million were pledged to secure repurchase agreements and $22 million were pledged as collateral for FHLB advance borrowings.

At December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

During 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000. During 2018, Park sold certain AFS debt securities with a book value of $245.0 million at a gross loss of $2.6 million, sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000, and sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $0.3 million. These HTM debt securities had been paid down by 96.3% of the principal outstanding at acquisition. During 2017, Park sold certain equity securities with a book value of $444,000 at a gain of $1.8 million.

Other investment securities (as shown on the Consolidated Balance Sheets) consist of stock investments in the FHLB, the FRB, and equity securities. The FHLB and FRB restricted stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost"). Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the net asset value practical expedient in accordance with ASC 820.

The carrying amount of other investment securities at December 31, 2019 and 2018 was as follows:

(In thousands)	December 31, 2019	December 31, 2018
FHLB stock	$30,060	$43,388
FRB stock	14,653	8,225
Equity investments carried at fair value	1,993	1,649
Equity investments carried at modified cost (1)	2,689	2,589
Equity investments carried at net asset value	20,411	17,065
Total other investment securities	$69,806	$72,916
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the year ended December 31, 2019, the FHLB repurchased 123,472 shares of FHLB stock with a book value of $13.3 million, and Park purchased 128,553 shares of FRB stock with a book value of $6.4 million. During the year ended December 31, 2018, the FHLB repurchased 66,980 shares of FHLB stock with a book value of $6.7 million. No shares of FRB stock were purchased or sold in 2018.

For the years ended December 31, 2019 and 2018, $345,000 and $(287,000), respectively, of unrealized gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income. An additional $3.5 million gain recorded within "Gain on equity securities, net" on the Consolidated Statements of Income for the year ended December 31, 2018 relates to Park's 8.55% investment in NewDominion which was held at December 31, 2017. See Note 4 - Business Combinations.

For the years ended December 31, 2019 and 2018, $4.8 million and $1.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

6. Loans
The composition of the loan portfolio, by class of loan, as of December 31, 2019 and December 31, 2018 was as follows:

	12/31/2019			12/31/2018
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment

Commercial, financial and agricultural *	$1,185,110	$4,393	$1,189,503	$1,072,786	$4,603	$1,077,389
Commercial real estate *	1,609,413	5,571	1,614,984	1,283,045	4,750	1,287,795
Construction real estate:
Commercial	233,637	826	234,463	175,300	801	176,101
Mortgage	96,574	228	96,802	70,541	151	70,692
Installment	1,488	4	1,492	2,433	7	2,440
Residential real estate:
Commercial	479,081	1,339	480,420	429,730	1,150	430,880
Mortgage	1,176,316	1,381	1,177,697	1,134,278	1,227	1,135,505
HELOC	224,766	1,113	225,879	215,283	1,159	216,442
Installment	12,563	32	12,595	14,327	36	14,363
Consumer	1,452,375	4,314	1,456,689	1,292,136	3,756	1,295,892
Leases	30,081	20	30,101	2,273	26	2,299
Total loans	$6,501,404	$19,221	$6,520,625	$5,692,132	$17,666	$5,709,798
* Included within commercial, financial and agricultural loans and commercial real estate loans was an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $16.3 million at December 31, 2019 and of $12.5 million at December 31, 2018, which represented a net deferred income position in both years. At December 31, 2019 and December 31, 2018, loans included purchase accounting adjustments of $11.7 million and $4.4 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment related to loans which are not PCI is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.2 million and $2.3 million had been reclassified to loans at December 31, 2019 and December 31, 2018, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality
The following table presents the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing by class of loan as of December 31, 2019 and December 31, 2018:

	12/31/2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$26,776	$6,349	$28	$33,153
Commercial real estate	39,711	2,080	625	42,416
Construction real estate:
Commercial	453	—	—	453
Mortgage	25	84	—	109
Installment	72	5	—	77
Residential real estate:
Commercial	2,025	—	—	2,025
Mortgage	15,271	8,826	1,209	25,306
HELOC	2,062	1,010	44	3,116
Installment	462	1,964	—	2,426
Consumer	3,089	980	645	4,714
Leases	134	—	186	320
Total loans	$90,080	$21,298	$2,737	$114,115

	12/31/2018
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$14,998	$196	$10	$15,204
Commercial real estate	25,566	2,860	—	28,426
Construction real estate:
Commercial	1,866	—	—	1,866
Mortgage	—	15	20	35
Installment	19	9	—	28
Residential real estate:
Commercial	2,610	122	—	2,732
Mortgage	16,892	9,100	1,124	27,116
HELOC	2,158	1,028	9	3,195
Installment	468	1,049	24	1,541
Consumer	3,377	843	1,115	5,335
Leases	—	—	—	—
Total loans	$67,954	$15,222	$2,302	$85,478

The following table provides additional information regarding those nonaccrual and accruing TDR loans that are individually evaluated for impairment and those collectively evaluated for impairment as of December 31, 2019 and December 31, 2018.

	12/31/2019			12/31/2018
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$33,125	$33,088	$37	$15,194	$15,120	$74
Commercial real estate	41,791	41,791	—	28,426	28,426	—
Construction real estate:
Commercial	453	453	—	1,866	1,866	—
Mortgage	109	—	109	15	—	15
Installment	77	—	77	28	—	28
Residential real estate:
Commercial	2,025	2,025	—	2,732	2,732	—
Mortgage	24,097	—	24,097	25,992	—	25,992
HELOC	3,072	—	3,072	3,186	—	3,186
Installment	2,426	—	2,426	1,517	—	1,517
Consumer	4,069	—	4,069	4,220	—	4,220
Leases	134	134	—	—	—	—
Total loans	$111,378	$77,491	$33,887	$83,176	$48,144	$35,032

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2019 and December 31, 2018.

	12/31/2019			12/31/2018
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial, financial and agricultural	$21,194	$21,010	$—	$8,999	$3,713	$—
Commercial real estate	41,696	41,471	—	26,663	26,213	—
Construction real estate:
Commercial	453	453	—	4,679	1,866	—
Residential real estate:
Commercial	1,921	1,854	—	2,691	2,374	—
Leases	—	—	—	—	—	—
With an allowance recorded
Commercial, financial and agricultural	12,289	12,078	5,104	13,736	11,407	2,169
Commercial real estate	320	320	35	2,255	2,213	86
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	171	171	42	358	358	18
Leases	134	134	49	—	—	—
Total	$78,178	$77,491	$5,230	$59,381	$48,144	$2,273

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At December 31, 2019 and December 31, 2018, there were $0.5 million and $8.8 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $0.2 million and $2.4 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at December 31, 2019 and 2018, of $5.2 million and $2.3 million, respectively. These loans with specific reserves had a recorded investment of $12.7 million and $14.0 million as of December 31, 2019 and 2018, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following tables present the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the years ended December 31, 2019, 2018, and 2017:

		Year ended December 31, 2019
(In thousands)	Recorded Investment as of December 31, 2019	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$33,088	$21,415	$527
Commercial real estate	41,791	32,132	1,241
Construction real estate:
Commercial	453	1,987	26
Residential real estate:
Commercial	2,025	2,175	99
Consumer	—	—	—
Leases	134	59	—
Total	$77,491	$57,768	$1,893

		Year ended December 31, 2018
(In thousands)	Recorded Investment as of December 31, 2018	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$15,120	$21,000	$695
Commercial real estate	28,426	23,024	1,047
Construction real estate:
Commercial	1,866	1,709	34
Residential real estate:
Commercial	2,732	5,308	114
Consumer	—	—	—
Leases	—	—	—
Total	$48,144	$51,041	$1,890

		Year ended December 31, 2017
(In thousands)	Recorded Investment as of December 31, 2017	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$18,039	$23,154	$963
Commercial real estate	18,142	21,692	903
Construction real estate:
Commercial	1,324	1,729	64
Residential real estate:
Commercial	19,059	20,490	778
Consumer	—	5	—
Leases	—	—	—
Total	$56,564	$67,070	$2,708

The following tables present the aging of the recorded investment in past due loans as of December 31, 2019 and December 31, 2018 by class of loan.

	12/31/2019
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$582	$12,407	$12,989	$1,176,514	$1,189,503
Commercial real estate	160	1,143	1,303	1,613,681	1,614,984
Construction real estate:
Commercial	—	—	—	234,463	234,463
Mortgage	397	—	397	96,405	96,802
Installment	24	—	24	1,468	1,492
Residential real estate:
Commercial	—	908	908	479,512	480,420
Mortgage	12,841	9,153	21,994	1,155,703	1,177,697
HELOC	652	779	1,431	224,448	225,879
Installment	164	338	502	12,093	12,595
Consumer	6,561	1,621	8,182	1,448,507	1,456,689
Leases	368	186	554	29,547	30,101
Total loans	$21,749	$26,535	$48,284	$6,472,341	$6,520,625
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.
(2) Includes an aggregate of $66.3 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

	12/31/2018
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due, Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment

Commercial, financial and agricultural	$4,786	$1,375	$6,161	$1,071,228	$1,077,389
Commercial real estate	780	3,584	4,364	1,283,431	1,287,795
Construction real estate:
Commercial	—	1,635	1,635	174,466	176,101
Mortgage	133	20	153	70,539	70,692
Installment	28	19	47	2,393	2,440
Residential real estate:
Commercial	683	1,104	1,787	429,093	430,880
Mortgage	13,210	8,553	21,763	1,113,742	1,135,505
HELOC	620	907	1,527	214,915	216,442
Installment	155	274	429	13,934	14,363
Consumer	9,524	2,131	11,655	1,284,237	1,295,892
Leases	—	—	—	2,299	2,299
Total loans	$29,919	$19,602	$49,521	$5,660,277	$5,709,798
(1) Includes an aggregate of $2.3 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.
(2) Includes an aggregate of $50.7 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of December 31, 2019 and 2018 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at December 31, 2019 and December 31, 2018 for all commercial loans:

	12/31/2019
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchased Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural*	$11,981	$3	$33,125	$966	$1,143,428	$1,189,503
Commercial real estate*	6,796	945	41,791	9,182	1,556,270	$1,614,984
Construction real estate:
Commercial	4,857	1	453	1,044	228,108	$234,463
Residential real estate:
Commercial	3,839	30	2,025	1,754	472,772	$480,420
Leases	—	—	134	523	29,444	$30,101
Total Commercial Loans	$27,473	$979	$77,528	$13,469	$3,430,022	$3,549,471
* Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.
(1) Excludes loans acquired with deteriorated credit quality which are nonaccrual or TDRs due to additional credit deterioration or modification post acquisition. These loans had a recorded investment of $6,000 at December 31, 2019.

	12/31/2018
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchased Credit Impaired (1)	Pass Rated	Recorded Investment
Commercial, financial and agricultural*	$11,509	$444	$15,194	$148	$1,050,094	$1,077,389
Commercial real estate*	2,707	—	28,426	3,059	1,253,603	1,287,795
Construction real estate:
Commercial	1,560	—	1,866	503	172,172	176,101
Residential real estate:
Commercial	272	41	2,732	251	427,584	430,880
Leases	—	—	—	—	2,299	2,299
Total Commercial Loans	$16,048	$485	$48,218	$3,961	$2,905,752	$2,974,464
* Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.
(1) Excludes loans acquired with deteriorated credit quality which are nonaccrual or TDRs due to additional credit deterioration or modification post acquisition. These loans had a recorded investment of $475,000 at December 31, 2018.

Loans and Leases Acquired with Deteriorated Credit Quality

In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of July 1, 2018. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 and December 31, 2018 was $3.0 million and $4.4 million, respectively, while the outstanding customer balance was $3.2 million and $4.6 million, respectively. At December 31, 2019, a $101,000 allowance for loan losses had been recognized related to the acquired impaired loans. There was no allowance recognized related to acquired impaired loans at December 31, 2018.

In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of
April 1, 2019. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality with a book value of $19.9 million were recorded at the initial fair value of $18.4 million. The carrying amount of loans and leases acquired with deteriorated credit quality at December 31, 2019 was $11.3 million, while the outstanding customer balance was $13.8 million. At December 31, 2019, a $167,000 allowance for loan losses had been recognized related to the acquired impaired loans.

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

Certain loans which were modified during the years ended December 31, 2019 and December 31, 2018 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the years ended December 31, 2019 and 2018, Park removed the TDR classification on $38,000 and $2.4 million, respectively, of loans that met the requirements discussed above.

At December 31, 2019 and 2018, there were $34.3 million and $24.6 million, respectively, of TDRs included in the nonaccrual loan totals. At December 31, 2019 and 2018, $23.2 million and $19.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of December 31, 2019 and 2018, loans with a recorded investment of $21.3 million and $15.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain nonaccrual TDRs to accrual status in the future.

At December 31, 2019 and 2018, Park had commitments to lend $7.9 million and $0.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at December 31, 2019 and 2018 was $2.2 million and $1.2 million, respectively. Modifications made in 2018 and 2019 were largely the result of renewals and extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $1,300 were recorded during the year ended December 31, 2019, as a result of TDRs identified in the 2019 year. Additional specific reserves of $0.2 million were recorded during the year ended December 31, 2018, as a result of TDRs identified in the 2018 year. Additional specific reserves of $0.3 million were recorded during the year ended December 31, 2017, as a result of TDRs identified in the 2017 year.

The terms of certain other loans were modified during the years ended December 31, 2019 and 2018 that did not meet the definition of a TDR. Substandard commercial loans modified during the years ended December 31, 2019 and 2018 which did not meet the definition of a TDR had a total recorded investment of $649,000 and $368,000, respectively. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Consumer loans modified during 2019 which did not meet the definition of a TDR had a total recorded investment as of December 31, 2019 of $36.2 million. Consumer loans modified during 2018 which did not meet the definition of a TDR had a total recorded investment as of December 31, 2018 of $20.9 million. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

Additionally, there were $440,000 of modified PCI loans that were accounted for under a pool approach as of December 31, 2019 that did not meet the definition of a TDR. There were no PCI loans that were accounted for under a pool approach that did not meet the definition of a TDR at December 31, 2018.

The following tables detail the number of contracts modified as TDRs during the years ended December 31, 2019, 2018 and 2017 as well as the recorded investment of these contracts at December 31, 2019, 2018, and 2017. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Year ended December 31, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	30	$6,040	$7,821	$13,861
Commercial real estate	8	415	7,855	8,270
Construction real estate:
Commercial	3	—	415	415
Mortgage	2	77	—	77
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	100	100
Mortgage	21	535	589	1,124
HELOC	18	126	234	360
Installment	34	1,047	28	1,075
Consumer	324	225	1,166	1,391
Total loans	443	$8,465	$18,208	$26,673

	Year ended December 31, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	21	$28	$829	$857
Commercial real estate	17	414	3,172	3,586
Construction real estate:
Commercial	1	—	—	—
Mortgage	—	—	—	—
Installment	2	10	—	10
Residential real estate:
Commercial	3	54	363	417
Mortgage	25	842	854	1,696
HELOC	21	558	86	644
Installment	19	459	69	528
Consumer	283	204	1,249	1,453
Total loans	392	$2,569	$6,622	$9,191

	Year ended December 31, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	29	$945	$2,770	$3,715
Commercial real estate	9	1,050	313	1,363
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	—	8	8
Installment	—	—	—	—
Residential real estate:
Commercial	15	144	486	630
Mortgage	33	888	1,359	2,247
HELOC	19	474	102	576
Installment	11	251	43	294
Consumer	309	171	1,121	1,292
Total loans	426	$3,923	$6,202	$10,125

Of those loans which were modified and determined to be a TDR during the year ended December 31, 2019, $2.1 million were on nonaccrual status as of December 31, 2018. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2018, $0.5 million were on nonaccrual status as of December 31, 2017. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2017, $1.8 million were on nonaccrual status as of December 31, 2016.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the year ended December 31, 2019, December 31, 2018, and December 31, 2017. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	1	$20	3	$104	—	$—
Commercial real estate	—	—	—	—	2	82
Construction real estate:
Commercial	—	—	—	—	—	—
Mortgage	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Residential real estate:
Commercial	—	—	—	—	2	117
Mortgage	7	665	8	518	6	467
HELOC	6	141	2	32	4	194
Installment	—	—	1	29	—	—
Consumer	56	539	59	636	50	375
Leases	—	—	—	—	—	—
Total loans	70	$1,365	$73	$1,319	64	$1,235

Of the $1.4 million in modified TDRs which defaulted during the year ended December 31, 2019, $350,000 were accruing loans and $1.0 million were nonaccrual loans. Of the $1.3 million in modified TDRs which defaulted during the year ended December 31, 2018, $86,000 were accruing loans and $1.2 million were nonaccrual loans. Of the $1.2 million in modified

TDRs which defaulted during the year ended December 31, 2017, $180,000 were accruing loans and $1.1 million were nonaccrual loans.

Certain of the Corporation’s executive officers, directors and related entities of directors are loan customers of PNB. As of December 31, 2019 and 2018, credit exposure aggregating approximately $44.3 million and $35.9 million, respectively, was outstanding to such parties. Of this total exposure, approximately $28.7 million and $25.9 million was outstanding at December 31, 2019 and 2018, respectively, with the remaining balance representing available credit. During 2019, new loans and advances on existing loans were made to these executive officers, directors and related entities of directors totaling $9.2 million and $8.9 million, respectively. These extensions of credit were offset by principal payments of $15.3 million. During 2018, new loans and advances on existing loans were $1.4 million and $4.9 million, respectively. These extensions of credit were offset by principal payments of $11.5 million.

7. Allowance for Loan Losses
The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including the overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 - Summary of Significant Accounting Policies.

Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. Management updated the historical loss calculation during the fourth quarter of 2019, incorporating annualized net charge-offs plus changes in specific reserves through December 31, 2019. With the addition of 2019 historical losses, management extended the historical loss period to 120 months from 108 months. The 120 month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.

For all loan types, management considers the following factors in determining loan collectability and the appropriate level of the allowance:

•Changes in the nature and volume of the portfolio and in the terms of loans, including:
◦Trends (e.g., growth, reduction) in specific categories of the loan portfolio, as well as adjustments to the types of loans offered by PNB and GFSC.
◦Level of and trend in loan delinquencies, troubled loans, commercial watch list and impaired loans.
◦Level of and trend in new nonaccrual loans.
◦Level of and trend in loan charge-offs and recoveries.
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices.
•Changes in national and local economic and business conditions and developments that affect the collectability of the portfolio.
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio.

The following are factors management reviews specifically for commercial loans on a quarterly or annual basis.

•Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2019.

•Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2019.

•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors were determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, the 10-year Treasury index, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At December 31, 2019, such subjective environmental loss factor inputs accounted for approximately one half of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. No changes were deemed necessary to the environmental factors in the fourth quarter of 2019.

The activity in the allowance for loan losses for the years ended December 31, 2019, 2018, and 2017 is summarized in the following tables.

	Year ended December 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	2,231	400	—	239	8,307	—	11,177
Recoveries	(1,241)	(720)	(2,682)	(787)	(4,742)	(1)	(10,173)
Net charge-offs (recoveries)	990	(320)	(2,682)	(548)	3,565	(1)	1,004
Provision (Recovery)	4,416	141	(1,834)	(669)	4,003	114	6,171
Ending balance	$20,203	$10,229	$5,311	$8,610	$12,211	115	$56,679

	Year ended December 31, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	2,796	281	72	441	9,962	—	13,552
Recoveries	(1,221)	(272)	(712)	(844)	(4,078)	(4)	(7,131)
Net charge-offs (recoveries)	1,575	9	(640)	(403)	5,884	(4)	6,421
Provision (Recovery)	3,330	176	(607)	(993)	6,043	(4)	7,945
Ending balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512

	Year ended December 31, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624
Charge-offs	6,017	1,798	105	1,208	10,275	—	19,403
Recoveries	(809)	(810)	(2,124)	(1,863)	(4,603)	(1)	(10,210)
Net charge-offs (recoveries)	5,208	988	(2,019)	(655)	5,672	(1)	9,193
Provision (Recovery)	6,796	157	(2,836)	(2,292)	6,733	(1)	8,557
Ending balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988

Loans collectively evaluated for impairment in the following tables include all performing loans at December 31, 2019 and 2018, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at December 31, 2019 and 2018, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies).

The composition of the allowance for loan losses at December 31, 2019 and 2018 was as follows:

	December 31, 2019
(In thousands)	Commercial, financial, and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,104	$35	$—	$42	$—	$49	$5,230
Collectively evaluated for impairment	14,948	10,187	5,311	8,458	12,211	66	51,181
Acquired with deteriorated credit quality	151	7	—	110	—	—	268
Total ending allowance balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679

Loan balance:
Loans individually evaluated for impairment	$33,077	$41,770	$453	$2,025	$—	$134	$77,459
Loans collectively evaluated for impairment	1,151,073	1,558,550	330,106	1,888,088	1,452,373	29,424	6,409,614
Loans acquired with deteriorated credit quality (1)	960	9,093	1,140	2,613	2	523	14,331
Total ending loan balance	$1,185,110	$1,609,413	$331,699	$1,892,726	$1,452,375	$30,081	$6,501,404

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.43%	0.08%	—%	2.07%	—%	36.57%	6.75%
Loans collectively evaluated for impairment	1.30%	0.65%	1.61%	0.45%	0.84%	0.22%	0.80%
Loans acquired with deteriorated credit quality	15.73%	0.08%	—%	4.21%	—%	—%	1.87%
Total	1.70%	0.64%	1.60%	0.45%	0.84%	0.38%	0.87%

Recorded investment:
Loans individually evaluated for impairment	$33,088	$41,791	$453	$2,025	$—	$134	$77,491
Loans collectively evaluated for impairment	1,155,449	1,564,011	331,161	1,891,941	1,456,687	29,444	6,428,693
Loans acquired with deteriorated credit quality (1)	966	9,182	1,143	2,625	2	523	14,441
Total ending recorded investment	$1,189,503	$1,614,984	$332,757	$1,896,591	$1,456,689	$30,101	$6,520,625
 (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $5,000, a recorded investment of $6,000, and zero allowance as of December 31, 2019.

	December 31, 2018
(In thousands)	Commercial, financial, and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,169	$86	$—	$18	$—	$—	$2,273
Collectively evaluated for impairment	14,608	9,682	4,463	8,713	11,773	—	49,239
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512

Loan balance:
Loans individually evaluated for impairment	$15,119	$28,418	$1,866	$2,732	$—	$—	$48,135
Loans collectively evaluated for impairment	1,057,520	1,251,579	245,909	1,790,637	1,292,136	2,273	5,640,054
Loans acquired with deteriorated credit quality (1)	147	3,048	499	249	—	—	3,943
Total ending loan balance	$1,072,786	$1,283,045	$248,274	$1,793,618	$1,292,136	$2,273	$5,692,132

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.35%	0.30%	—%	0.66%	—%	—%	4.72%
Loans collectively evaluated for impairment	1.38%	0.77%	1.81%	0.49%	0.91%	—%	0.87%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.56%	0.76%	1.80%	0.49%	0.91%	—%	0.90%

Recorded investment:
Loans individually evaluated for impairment	$15,120	$28,426	$1,866	$2,732	$—	$—	$48,144
Loans collectively evaluated for impairment	1,062,121	1,256,310	246,864	1,794,207	1,295,892	2,299	5,657,693
Loans acquired with deteriorated credit quality (1)	148	3,059	503	251	—	—	3,961
Total ending recorded investment	$1,077,389	$1,287,795	$249,233	$1,797,190	$1,295,892	$2,299	$5,709,798
 (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $475,000, a recorded investment of $475,000, and zero allowance as of December 31, 2018.
8. Goodwill and Other Intangible Assets
The following table shows the activity in goodwill and other intangible assets for the years ended December 31, 2019 and 2018.

(in thousands)	Goodwill	Other Intangible Assets	Total
January 1, 2018	$72,334	$—	$72,334
Acquired goodwill and other intangible assets	40,405	7,549	47,954
Amortization	—	578	578
December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	46,856	8,207	55,063
Amortization	—	2,355	2,355
Trade name intangible impairment	—	1,300	1,300
December 31, 2019	$159,595	$11,523	$171,118

Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value. At April 1, 2019, the Company's reporting unit, PNB, had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. There have been no subsequent circumstances or events triggering an additional evaluation.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of December 31, 2019 and 2018.

	2019		2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization/Impairment	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$14,456	$2,933	$6,249	$578
Trade name intangible	1,300	1,300	1,300	—
Total	$15,756	$4,233	$7,549	$578

During 2019, Park announced its 2020 rebranding initiative to operate all 12 banking divisions of PNB under one name. The NewDominion trade name intangible was initially recorded assuming an indefinite useful life. Considering Park's rebranding initiative, Park concluded that the trade name intangible now represents a definite life asset, and impairment was recorded during 2019.

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. Amortization expense for the core deposit intangibles was $2.4 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

The following is a schedule of estimated amortization expense for each of the next five years:

(in thousands)	Total
2020	$2,263
2021	1,798
2022	1,487
2023	1,323
2024	1,215

9. Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $12.3 million and $4.2 million at December 31, 2019 and 2018, respectively. These amounts are included in "Loans" on the Consolidated Balance Sheets and in the residential real estate loan segments in Note 6 - Loans and Note 7 - Allowance for Loan Losses. The contractual balance was $12.1 million and $4.1 million at December 31, 2019 and 2018, respectively. The gain expected upon sale was $153,000 and $60,000 at December 31, 2019 and 2018, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of December 31, 2019 or 2018.

During 2018, Park transferred certain non-performing loans held for investment, with a book balance of $174,000, to the loans held for sale portfolio, and subsequently completed the sale of these non-performing loans held for sale, recognizing a net gain on sale of $2.8 million. No non-performing loans were held for sale or sold during 2019 or 2017.

10. Foreclosed and Repossessed Assets
Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amount of foreclosed properties held at December 31, 2019 and December 31, 2018 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(In thousands)	December 31, 2019	December 31, 2018
OREO:
Commercial real estate	$2,295	$2,359
Construction real estate	879	1,108
Residential real estate	855	836
Total OREO	$4,029	$4,303

Loans in process of foreclosure:
Residential real estate	$3,959	$2,346

In addition to real estate, Park may also repossess different types of collateral. As of December 31, 2019 and December 31, 2018, Park had $4.2 million and $4.0 million in other repossessed assets which are included in "Other assets" on the Consolidated Balance Sheets. For both periods presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

11. Premises and Equipment
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2019	2018
Land	$23,520	$20,062
Buildings	92,857	79,706
Equipment, furniture and fixtures	74,298	65,659
Leasehold improvements	5,386	4,791
Total	$196,061	$170,218
Less accumulated depreciation	(122,739)	(110,447)
Premises and equipment, net	$73,322	$59,771

Depreciation expense amounted to $9.1 million, $8.6 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Park records leased assets where Park acts as the lessor within "Other assets" on the Consolidated Balance Sheets. Equipment subject to lease agreements at December 31, 2019 and 2018 is summarized below:

December 31 (In thousands)	2019	2018
Equipment	$9,277	$1,566
Less accumulated depreciation	(3,911)	(1,325)
Leased assets, net	$5,366	$241

Depreciation expense on operating lease assets of $1.3 million, $26,000, $62,000 was recorded for the years ended December 31, 2019, 2018 and 2017, respectively.

12. Investments in Qualified Affordable Housing
Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve our goals associated with the Community Reinvestment Act.

As permitted by ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, Park has elected the proportional amortization method of accounting. Under the proportional amortization method, amortization expense and tax benefits are recognized through the provision for income taxes.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of December 31, 2019 and 2018.

(In thousands)	December 31, 2019	December 31, 2018
Affordable housing tax credit investments	$53,070	$50,347
Unfunded commitments	25,894	22,282

Commitments are funded when capital calls are made by the general partner. Park expects that the commitments as of December 31, 2019 will be funded between 2020 and 2029.

During the years ended December 31, 2019, 2018 and 2017, Park recognized amortization expense of $6.9 million, $7.3 million and $10.3 million, respectively, which was included within the provision for income taxes. Included in the $10.3 million of amortization expense during the year ended December 31, 2017 was $3.1 million in accelerated amortization as a result of tax reform as discussed in Note 21 - Income Taxes.  This reflects an overall reduction in the total projected tax benefits of the affordable housing tax credit investments as a result of the reduction in the federal corporate income tax rate to 21%. For the years ended December 31, 2019, 2018 and 2017, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $8.8 million, $9.0 million and $9.4 million, respectively.

13. Deposits
At December 31, 2019 and 2018, non-interest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2019	2018
Non-interest bearing	$1,959,935	$1,804,881
Interest bearing	5,092,677	4,455,979
Total	$7,052,612	$6,260,860

At December 31, 2019, the maturities of time deposits were as follows:

(In thousands)
2020	$796,716
2021	227,164
2022	71,748
2023	21,035
2024	22,366
After 5 years	102
Total	$1,139,131

At December 31, 2019 and 2018, respectively, Park had approximately $17.7 million and $19.7 million of deposits received from Park's executive officers, Park directors and related entities of Park directors.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2019 and 2018 were $96.0 million and $62.9 million, respectively.

14. Repurchase Agreement Borrowings
Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in short-term borrowings on the Consolidated Balance Sheets.

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the client and are accounted for as secured borrowings. Park's repurchase agreements consisted of customer accounts and securities which are pledged on an individual security basis.

At December 31, 2019 and December 31, 2018, Park's repurchase agreement borrowings totaled $176 million and $165 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $200 million and $272 million at December 31, 2019 and December 31, 2018, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of December 31, 2019 and December 31, 2018, Park had $756 million and $933 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreement borrowings by remaining contractual maturity and collateral pledged at December 31, 2019 and December 31, 2018:

	December 31, 2019
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$175,657	$—	$—	$—	$175,657

	December 31, 2018
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$164,966	$—	$—	$—	$164,966

See Note 15 - Short-Term Borrowings for additional information related to repurchase agreements.

15. Short-Term Borrowings
Short-term borrowings were as follows:

December 31 (In thousands)	2019	2018
Securities sold under agreements to repurchase	$175,657	$164,966
FHLB advances	55,000	57,000
Total short-term borrowings	$230,657	$221,966

The outstanding balances for all short-term borrowings as of December 31, 2019 and 2018 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

(In thousands)	Repurchase agreements	FHLB Advances
2019
Ending balance	$175,657	$55,000
Highest month-end balance	207,079	205,000
Average daily balance	168,449	47,371
Weighted-average interest rate:
As of year-end	0.73%	1.73%
Paid during the year	0.66%	2.89%
2018
Ending balance	$164,966	$57,000
Highest month-end balance	199,729	256,000
Average daily balance	172,774	44,553
Weighted-average interest rate:
As of year-end	0.49%	2.45%
Paid during the year	0.42%	1.95%

During 2018 and 2019, outstanding FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2019 and December 31, 2018, $18 million and $22 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2019 and December 31, 2018, $1,566 million and $1,646 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB. See Note 14 - Repurchase Agreement Borrowings for information related to investment securities collateralizing repurchase agreements.

16. Long-Term Debt
Long-term debt is listed below:

December 31,	2019		2018
(In thousands)	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Total Federal Home Loan Bank advances by year of maturity:
2019	$—	—%	$100,000	1.92%
2020	—	—%	50,000	2.04%
2021	—	—%	100,000	1.96%
2022	50,000	3.01%	50,000	3.01%
2023	100,000	3.40%	100,000	3.40%
2024	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	$150,000	3.27%	$400,000	2.45%
Total U.S. Bank term note by year of maturity:
2022	$42,500	3.40%	—	—%
Total	$42,500	3.40%	—	—%
Total combined long-term debt by year of maturity:
2019	$—	—%	100,000	1.92%
2020	—	—%	50,000	2.04%
2021	—	—%	100,000	1.96%
2022	92,500	3.19%	50,000	3.01%
2023	100,000	3.40%	100,000	3.40%
2024	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	$192,500	3.30%	$400,000	2.45%

Park had no long-term debt at December 31, 2019 with a contractual maturity longer than five years.

At December 31, 2019 and December 31, 2018, FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2019 and December 31, 2018, $18 million and $22 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2019 and December 31, 2018, $1,566 million and $1,646 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB.

On June 20, 2019, Park issued a $50 million term note to U.S. Bank National Association. This term note has a maturity date of June 21, 2022 and accrues interest at a floating rate of one-month LIBOR plus 1.65%. As of December 31, 2019, Park was in compliance with the covenants in the credit agreement related to the term note.

17. Subordinated Notes
As part of the acquisition of Vision's parent bank holding company ("Vision Parent") on March 9, 2007, Park became the successor to Vision Parent under (i) the Amended and Restated Trust Agreement of Vision Bancshares Trust I (the “Trust”), dated as of December 5, 2005, (ii) the Junior Subordinated Indenture, dated as of December 5, 2005, and (iii) the Guarantee Agreement, also dated as of December 5, 2005.

On December 1, 2005, Vision Parent formed a wholly-owned Delaware statutory business trust, Vision Bancshares Trust I (“Trust I”), which issued $15.0 million of Trust I's floating rate preferred securities (the “Trust Preferred Securities”) to institutional investors. These Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of Trust I are owned by Park. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Trust I to purchase $15.5 million of junior subordinated notes, which carry a floating rate based on three-month LIBOR plus 148 basis points. The junior subordinated notes represent the sole asset of Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 148 basis points per annum. The Trust

Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in December 2035, or upon earlier redemption as provided in the junior subordinated notes. Since December 30, 2010, Park has had the right to redeem the junior subordinated notes purchased by Trust I in whole or in part. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, Trust I is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

18. Derivatives
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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million as of December 31, 2019 were designated as cash flow hedges of certain FHLB advances. There were no interest rate swaps of FHLB advances as of December 31, 2018.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $35.5 million as of December 31, 2019. There were no interest rate swaps of commercial loans as of December 31, 2018.

All of the Company's interest rate swaps were determined to be fully effective during the year ended December 31, 2019. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive loss would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of December 31, 2019 follows:

	December 31, 2019
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$35,503
Weighted average pay rates	2.595%	4.695%
Weighted average receive rates	2.002%	4.695%
Weighted average maturity (years)	2.5	10.2
Unrealized losses	$575	$—

Interest expense recorded on swap transactions totaled $42,000 for the year ended December 31, 2019. No interest income or expense related to swap transactions was recorded during the year ended December 31, 2018.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in AOCI and the consolidated statements of income related to interest rate swaps for the year ended December 31, 2019.

	Year ended December 31, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(454)	$—	$—

The following table reflects the interest rate swaps included in the Consolidated Balance Sheet as of December 31, 2019.

(In thousands)	December 31, 2019
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	24,421	1,781
Matched interest rate swaps with counterparty	11,083	89
Total included in other assets	$35,504	$1,870

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(575)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	11,083	(89)
Matched interest rate swaps with counterparty	24,421	(1,781)
Total included in other liabilities	$60,504	$(2,445)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designated in hedge relationships. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the Consolidated Statements of Income.

At December 31, 2019 and December 31, 2018, Park had $15.9 million and $5.8 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $221,000 and $87,000 at December 31, 2019 and December 31, 2018, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At December 31, 2019, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

19. Share-Based Compensation
The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2019, there were 60,805 unvested common shares subject to unvested PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2019, 616,083 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2019, 113,700 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

During 2019, 2018 and 2017, Park granted 13,500, 11,650 and 11,150 common shares, respectively, to directors of Park and to directors of PNB (and its divisions) under the 2017 Non-Employee Directors LTIP. The common shares granted to directors were not subject to a vesting period and resulted in expense of $1.3 million, $1.1 million, and $1.2 million in 2019, 2018, and 2017, respectively, which is included in professional fees and services on the Consolidated Statements of Income.

During 2019, the Compensation Committee of the Board of Directors of Park granted awards of TBRSUs, under the 2017 Employees LTIP, covering an aggregate of 15,700 shares to Carolina Alliance Bank Division employees and granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 common shares to certain employees of Park and its subsidiaries. During 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 48,053 of common shares to certain employees of Park and its subsidiaries. Additionally, during 2018, Park granted 13,637 TBRSUs to certain NewDominion employees. During 2017, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs covering an aggregate of 45,788 common shares, under the 2013 Incentive Plan, to certain employees of Park and its subsidiaries. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the years ended December 31, 2019 and 2018 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2018	116,716
Granted	61,690
Vested	(18,800)
Forfeited	(4,655)
Adjustment for performance conditions of PBRSUs (1)	(2,320)
Nonvested at January 1, 2019	152,631
Granted	74,440
Vested	(27,719)
Forfeited	(1,262)
Adjustment for performance conditions of PBRSUs (1)	(3,368)
Nonvested at December 31, 2019 (2)	194,722
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of December 31, 2019, an aggregate of 175,033 PBRSUs and TBRSUs are expected to vest.

On March 31, 2019, an aggregate of 27,719 of the PBRSUs granted in 2015 and 2016 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 8,736 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 18,983 common shares being issued to employees of Park. On March 31, 2018, 18,800 PBRSUs granted in 2014 and 2015 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 5,879 common shares were withheld to pay employee income taxes. This resulted in a net number of 12,921 common shares being issued to employees of Park.

Share-based compensation expense of $5.0 million, $4.0 million and $2.7 million was recognized for the years ended December 31, 2019, 2018 and 2017, respectively, related to PBRSU and TBRSU awards to employees. The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs currently outstanding:

(In thousands)
2020	$4,024
2021	2,370
2022	1,029
2023	162
Total	$7,585

20. Benefit Plans
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of the Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There was no pension contribution in 2019 or 2018 and there is no contribution expected to be made in 2020.

Using accrual measurement dates of December 31, 2019 and 2018, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2019	2018
Change in fair value of plan assets
Fair value at beginning of measurement period	$177,077	$195,735
Actual return on plan assets	42,402	(8,118)
Employer contributions	—	—
Benefits paid	(8,856)	(10,540)
Fair value at end of measurement period	$210,623	$177,077
Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$123,528	$138,698
Service cost	5,873	6,547
Interest cost	5,491	5,236
Plan amendments	(168)	—
Actuarial loss (gain)	28,551	(16,413)
Benefits paid	(8,856)	(10,540)
Projected benefit obligation at the end of measurement period	$154,419	$123,528
Funded status at end of year (fair value of plan assets less benefit obligation)	$56,204	$53,549

The change in the actuarial loss (gain) from an actuarial gain of $16.4 million as of December 31, 2018 to an actuarial loss of $28.6 million as of December 31, 2019, was largely the result of a decrease in the discount rate from 4.60% to 3.53%. Additionally, the generational mortality improvement projection scale was updated from scale MP-2018 to scale MP-2019 and the mortality tables were updated from the RP-2004 employee and healthy annuitant mortality tables to the Pri-2012 employee and retiree mortality tables.

The asset allocation for the Pension Plan as of each measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset category	Target Allocation	2019	2018
Equity securities	50% - 100%	81%	82%
Fixed income and cash equivalents	remaining balance	19%	18%
Total		100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets used to measure the benefit obligation was 7.00% at both December 31, 2019 and December 31, 2018. This return was based on the expected long-term return of each of the asset categories, weighted based on the median of the target allocation for each class.

The accumulated benefit obligation for the Pension Plan was $129.3 million and $104.9 million at December 31, 2019 and 2018, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2019 and 2018, the fair value of the 115,800 common shares held by the Pension Plan was $11.9 million, or $102.38 per share and $9.8 million, or $84.95 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Discount rate	3.53%	4.60%	3.89%
Rate of compensation increase
Under age 30	10.00%	10.00%	10.00%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	4.00%	4.00%	4.00%
Ages 50 and over	3.00%	3.00%	3.00%

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below (in thousands):

2020	$9,676
2021	10,377
2022	11,038
2023	10,553
2024	11,627
2025-2029	58,398
Total	$111,669

The following table shows ending balances of accumulated other comprehensive loss at December 31, 2019 and 2018.

(In thousands)	2019	2018
Prior service credit	$168	$—
Net actuarial loss	(33,933)	(37,560)
Total	(33,765)	(37,560)
Deferred taxes	7,091	7,888
Accumulated other comprehensive loss	$(26,674)	$(29,672)

Using actuarial measurement dates of December 31 for 2019, 2018 and 2017, components of net periodic benefit income and other amounts recognized in other comprehensive income were as follows:

(In thousands)	2019	2018	2017	Affected Line Item in the Consolidated Statements of Income
Components of net periodic benefit income and other amounts recognized in other comprehensive income (loss)
Service cost	$(5,873)	$(6,547)	$(5,270)	Employee benefits
Interest cost	(5,491)	(5,236)	(5,085)	Other components of net periodic benefit income
Expected return on plan assets	12,105	13,417	11,455	Other components of net periodic benefit income
Recognized net actuarial loss	(1,882)	(1,361)	(576)	Other components of net periodic benefit income
Net periodic benefit (loss) income	$(1,141)	$273	$524
Net actuarial gain (loss) and prior service cost	$1,913	$(5,122)	$(11,698)
Amortization of net loss	1,882	1,361	576
Total recognized in other comprehensive income (loss)	3,795	(3,761)	(11,122)
Total recognized in net benefit income (loss) and other comprehensive income (loss)	$2,654	$(3,488)	$(10,598)

There are $16,000 in estimated prior service costs for the Pension Plan to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year. The estimated net actuarial loss expected to be recognized in the next year is $1.2 million.

The weighted average assumptions used to determine net periodic benefit income for the years ended December 31, 2019, 2018 and 2017 are listed below:

	2019	2018	2017
Discount rate	4.60%	3.89%	4.58%
Rate of compensation increase
Under age 30	10.00%	10.00%	10.00%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	4.00%	4.00%	4.00%
Ages 50 and over	3.00%	3.00%	3.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The Pension Plan maintains cash in a PNB savings account. The Pension Plan cash balance was $8.9 million at December 31, 2019.

GAAP defines fair value as the price that would be received by Park for an asset or paid by Park to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date, using the most advantageous market for the asset or liability. The fair values of equity securities, consisting of mutual fund investments and common stock (U.S. large cap) held by the Pension Plan and the fixed income and cash equivalents, are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). The fair value of Pension Plan assets at December 31, 2019 was $210.6 million. At December 31, 2019, $180.0 million of equity investments and cash in the Pension Plan were categorized as Level 1 inputs; $30.6 million of Pension Plan investments in corporate (U.S. large cap), U.S. Government sponsored entity bonds and marketable CDs were categorized as Level 2 inputs, as fair value was based on quoted market prices of comparable instruments; and no investments were categorized as Level 3 inputs. The fair value of Pension Plan assets was $177.1 million at December 31, 2018. At December 31, 2018, $147.1 million of investments in the Pension Plan were categorized as Level 1 inputs; $30.0 million were categorized as Level 2; and no investments were categorized as Level 3.

Salary Deferral Plan

The Corporation has a voluntary salary deferral plan (the Corporation's Employees Stock Ownership Plan) covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $3.9 million, $3.0 million, and $1.3 million for 2019, 2018 and 2017, respectively.

Supplemental Executive Retirement Plan

The Corporation has entered into Supplemental Executive Retirement Plan Agreements (the "SERP Agreements") with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal income tax law. The accrued benefit cost for the SERP Agreements totaled $11.0 million and $10.3 million for 2019 and 2018, respectively. The expense for the Corporation was $1.3 million for 2019, $1.0 million for 2018 and $1.7 million for 2017.

21. Income Taxes
On December 22, 2017, “H.R.1,” known as the “Tax Cuts and Jobs Act", was signed into law. Among other things, the Tax Cuts and Jobs Act permanently lowered the corporate federal corporate income tax rate to 21% from the then existing maximum rate of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate to 21%, U.S. GAAP required companies to revalue certain tax-related assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation impacted Park’s net deferred tax liabilities and qualified affordable housing tax credit investments. This revaluation resulted in a $1.9 million tax benefit as a result of the revaluation of Park’s net deferred tax liabilities offset by $3.1 million in tax expense as a result of the accelerated amortization of qualified affordable housing tax credit investments.  The net effect of the Tax Cuts and Jobs Act was an increase to federal income tax expense at Park of $1.2 million in the fourth quarter of 2017.

Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.

As of December 31, 2017, management recorded provisional amounts of deferred income taxes using reasonable estimates in one area where information necessary to complete the accounting was not available, prepared, or analyzed. Park's deferred tax liability for temporary differences associated with equity investments in partnerships was awaiting receipt of Schedules K-1 from outside preparers, which was necessary to determine our 2017 tax impact from these investments.

Management made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million.

All of these matters were finalized in 2018 with no material impact to the Corporation's federal income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$12,120	$10,818
Accumulated other comprehensive loss – Pension Plan	7,091	7,888
Accumulated other comprehensive loss – Unrealized losses on securities	—	5,347
Accumulated other comprehensive loss – Unrealized losses on swaps	121	—
Deferred compensation	3,131	2,896
OREO valuation adjustments	964	1,028
Net deferred loan fees	1,451	1,221
Deferred contract bonus	477	556
Nonvested equity-based compensation	2,132	1,567
Fixed assets	—	206
Net operating loss ("NOL") carryforward	4,094	4,663
Operating lease liability	3,097	—
Other	843	824
Total deferred tax assets	$35,521	$37,014
Deferred tax liabilities:
Accumulated other comprehensive loss - Unrealized gains on securities	$4,662	$—
Fixed assets	585	—
Deferred investment income	6,231	6,120
Pension Plan	19,238	19,133
MSRs	2,153	2,137
Partnership adjustments	178	630
Purchase accounting adjustments	49	769
Operating lease right-of-use asset	2,932	—
Lessor adjustments	2,697	—
Other	488	210
Total deferred tax liabilities	$39,213	$28,999
Net deferred tax asset (liability)	$(3,692)	$8,015

As of December 31, 2019, Park had a net deferred tax asset balance related to federal NOL carryforwards of approximately $3.5 million, which expire at various dates from 2031-2039. Park also had a net deferred tax asset balance related to state NOL carryforwards of approximately $0.6 million, which expire at various dates from 2030-2039.

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP.  Management determined that it was not required to establish a valuation allowance against the December 31, 2019 or 2018 deferred tax assets in accordance with U.S. GAAP since it was more likely than not that the deferred tax asset will be fully utilized in future periods.

The components of the provision for federal income taxes are shown below:

December 31, (In thousands)	2019	2018	2017
Currently payable
Federal	$14,797	$12,700	$20,660
State	1,191	352	—
Amortization of qualified affordable housing projects	6,927	7,322	10,278

Deferred
Federal	(815)	481	3,289
State	(29)	57	—

Total	$22,071	$20,912	$34,227

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017.

	2019	2018	2017
Statutory federal corporate income tax rate	21.0%	21.0%	35.0%
Changes in rates resulting from:
Tax exempt interest income, net of disallowed interest	(2.0)%	(1.8)%	(2.8)%
Bank owned life insurance	(0.8)%	(1.1)%	(1.4)%
Investments in qualified affordable housing projects, net of tax benefits	(1.5)%	(1.3)%	(1.9)%
KSOP dividend deduction	(0.6)%	(0.6)%	(1.0)%
Impact of the Tax Cuts and Jobs Act (1)	—%	—%	1.0%
Non-taxable gain on NewDominion common stock	—%	(0.6)%	—%
Other	1.6%	0.3%	—%
Effective tax rate	17.7%	15.9%	28.9%
(1) As a result of the reduction of the federal corporate income tax rate to 21%, U.S. GAAP required companies to re-value certain tax-related assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This re-valuation resulted in a $1.9 million tax benefit as a result of the revaluation of Park’s net deferred tax liabilities and $3.1 million in tax expense as a result of accelerated amortization of qualified affordable housing tax credit investments. The net effect of the Tax Cuts and Jobs Act was an increase to federal income tax expense at Park of $1.2 million.

Park and its subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on equity. The franchise tax expense is included in "State tax expense" on Park’s Consolidated Statements of Income. Park is also subject to state income tax in various states, including North Carolina and South Carolina. State income tax expense is included in “Income taxes” on Park’s Consolidated Statements of Income. Park’s state income tax expense was $1.2 million and $409,000 for the years ended December 31, 2019 and 2018, respectively.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(In thousands)	2019	2018	2017
January 1 Balance	$1,226	$664	$633
Additions based on tax positions related to the current year	12	10	117
Additions for tax positions of prior years	2	781	—
Reductions for tax positions of prior years	(3)	—	(9)
Reductions due to statute of limitations	(283)	(229)	(77)
December 31 Balance	$954	$1,226	$664

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2019, 2018 and 2017 was $0.9 million, $1.1 million and $0.5 million, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the next year.

The income (expense) related to interest and penalties recorded on unrecognized tax benefits in the Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017 was $7,500, $(79,500), and $(3,500), respectively. The amount accrued for interest and penalties at December 31, 2019, 2018 and 2017 was $146,000, $153,500 and $74,000, respectively.

Park and its subsidiaries are subject to U.S. federal income tax and income tax in various state jurisdictions. The Corporation is subject to routine audits of tax returns by the Internal Revenue Service and states in which we conduct business. No material adjustments have been made on closed federal and state tax audits. Generally, all tax years ended prior to December 31, 2016 are closed to examination by federal and state taxing authorities.

22. Accumulated Other Comprehensive Loss
Other comprehensive income (loss) components, net of income tax, are shown in the following table for the years ended December 31, 2019, 2018 and 2017.

Year ended December 31, (in thousands)	Changes in Pension Plan assets and benefit obligations	Unrealized gains (losses) on AFS debt securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at January 1, 2019	$(29,672)	$(20,116)	$—	$(49,788)
Other comprehensive income (loss) before reclassifications (1)	1,511	37,322	(454)	$38,379
Amounts reclassified from accumulated other comprehensive loss	1,487	333	—	$1,820
Net current period other comprehensive income (loss)	$2,998	$37,655	$(454)	$40,199
Ending balance at December 31, 2019	$(26,674)	$17,539	$(454)	$(9,589)

Beginning balance at January 1, 2018, as previously presented	$(23,526)	$(2,928)	$—	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	(995)	—	(995)
Beginning balance at January 1, 2018, as adjusted	(23,526)	(3,923)	—	(27,449)
Reclassification of disproportionate income tax effects	(3,175)	(631)	—	(3,806)
Net current period activity
Other comprehensive loss before reclassifications	(4,046)	(17,586)	—	(21,632)
Amounts reclassified from accumulated other comprehensive loss	1,075	2,024	—	3,099
Net current period other comprehensive loss	(2,971)	(15,562)	—	(18,533)
Ending balance at December 31, 2018	$(29,672)	$(20,116)	$—	$(49,788)

Beginning balance at January 1, 2017	$(14,740)	$(3,005)	$—	$(17,745)
Other comprehensive (loss) gain before reclassifications	$(9,241)	$1,261	$—	$(7,980)
Amounts reclassified from accumulated other comprehensive loss	$455	$(1,184)	$—	$(729)
Net current period other comprehensive (loss) income	$(8,786)	$77	$—	$(8,709)
Ending balance at December 31, 2017	$(23,526)	$(2,928)	$—	$(26,454)
(1) During the year ended December 31, 2019, Park transferred HTM securities with a fair value of $373.9 million to AFS classification. The transfer occurred at fair value and had a related unrealized gain of $24.2 million ($19.1 million net of taxes), recorded in other comprehensive income.

The following table provides information concerning amounts reclassified out of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Income
(In thousands)	2019	2018	2017
Amortization of defined benefit pension items
Amortization of net loss	1,882	1,361	576	Employee benefits
Income before income taxes	1,882	1,361	576	Income before income taxes
Income taxes	395	286	121	Income taxes
Net of income tax	$1,487	$1,075	$455	Net income

Unrealized gains & losses on available for sale securities
Loss (gain) on the sale of investment securities	$421	$2,562	$(1,821)	Net (loss) gain on the sale of investment securities
Income (loss) before income taxes	421	2,562	(1,821)	Income before income taxes
Income tax expense (benefit)	88	538	(637)	Income taxes
Net of income tax	$333	$2,024	$(1,184)	Net income

23. Earnings Per Common Share
U.S. GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of PBRSUs and TBRSUs.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31 (In thousands, except share data)	2019	2018	2017
Numerator:
Net income	$102,700	$110,387	$84,242
Denominator:
Weighted-average common shares outstanding	16,234,342	15,488,982	15,295,573
Effect of dilutive PBRSUs and TBRSUs	95,114	122,507	94,779
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,329,456	15,611,489	15,390,352
Earnings per common share:
Basic earnings per common share	$6.33	$7.13	$5.51
Diluted earnings per common share	$6.29	$7.07	$5.47

Park awarded 58,740, 48,053 and 45,788 PBRSUs to certain employees during the years ended December 31, 2019, 2018 and 2017, respectively. Park awarded 15,700 TBRSUs to Carolina Alliance Division employees during the year ended December 31, 2019 and awarded 13,637 TBRSUs to NewDominion Division employees during the year ended December 31, 2018.

On April 1, 2019, Park issued 1,037,205 common shares to complete its acquisition of Carolina Alliance. On July 1, 2018, Park issued 435,457 common shares to complete its acquisition of NewDominion. These common shares are included in average common shares outstanding beginning on those dates.

During the years ended December 31, 2019, 2018 and 2017, Park repurchased 86,650, 50,000 and 70,000 common shares, respectively, to fund the PBRSUs, TBRSUs and common shares awarded to directors of Park and to directors of PNB (and its divisions) and repurchased 334,603 common shares during the year ended December 31, 2019 pursuant to Park's previously announced stock repurchase authorizations.

24. Dividend Restrictions
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2019, approximately $80.4 million of the total shareholders’ equity of PNB was available for the payment of dividends to the Corporation, without approval by the applicable regulatory authorities.

25. Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (In thousands)	2019	2018
Loan commitments	$1,309,896	$1,012,820
Standby letters of credit	17,195	13,334

The loan commitments are generally for variable rates of interest.

The Corporation grants retail, commercial and commercial real estate loans to customers primarily located in Ohio, Kentucky, North Carolina and South Carolina with exception of nationwide aircraft loans and nationwide asset based lending to consumer finance companies. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and real estate.

Although the Corporation has a diversified loan portfolio, a substantial portion of the borrowers’ ability to honor their contracts is dependent upon the economic conditions in each borrower’s geographic location and industry.

26. Loan Servicing
Park serviced sold mortgage loans of $1,447 million at December 31, 2019, compared to $1,389 million at December 31, 2018 and $1,371 million at December 31, 2017. At December 31, 2019, $2.3 million of the sold mortgage loans were sold with recourse compared to $2.5 million at December 31, 2018 and $3.0 million at December 31, 2017. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. As of December 31, 2019 and 2018, management had established a reserve of $25,000 and $60,000, respectively, to account for future loan repurchases.

When Park sells mortgage loans with servicing rights retained, servicing rights are initially recorded at fair value. Park selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income of the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within other service income in the Consolidated Statements of Income.

Activity for MSRs and the related valuation allowance follows:

December 31 (In thousands)	2019	2018	2017
MSRs:
Carrying amount, net, beginning of year	$10,178	$9,688	$9,266
Additions	2,355	1,591	1,941
Amortization	(1,870)	(1,499)	(1,624)
Change in valuation allowance	(593)	398	105
Carrying amount, net, end of year	$10,070	$10,178	$9,688
Valuation allowance:
Beginning of year	$232	$630	$735
Change in valuation allowance	593	(398)	(105)
End of year	$825	$232	$630

The fair value of MSRs was $10.1 million and $11.0 million at December 31, 2019 and 2018, respectively. The fair value of MSRs at December 31, 2019 was established using a discount rate of 12% and constant prepayment speeds ranging from 6.60% to 18.42%. The fair value of MSRs at December 31, 2018 was established using a discount rate of 12% and constant prepayment speeds ranging from 4.80% to 17.82%.

Servicing fees included in other service income were $3.6 million, $3.6 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

27. Leases

Park is a lessee in several noncancellable operating lease arrangements, primarily for retail branches, administrative and warehouse buildings, ATMs, and certain office equipment within its Ohio, North Carolina, South Carolina, and Kentucky markets. Certain of these leases contain renewal options for periods ranging from one year to five years. Park’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments plus, for many of Park’s real estate leases, variable payments such as Park's proportionate share of property taxes, insurance, and common area maintenance.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At December 31, 2019, all of Park's leases were classified as operating leases.

Park’s lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments related to the lease liability include how management determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

•ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, management cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, Park utilizes its incremental borrowing rate as the discount rate for leases. Park’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To manage its capital and liquidity needs, Park periodically obtains wholesale funding from the FHLB on an over-collateralized basis. The impact of utilizing an interest rate on an over-collateralized borrowing versus a fully collateralized borrowing is not material. Therefore, the FHLB yield curve was selected by management as a baseline to determine Park’s discount rates for leases.

•The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either Park's option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. If a lease contract contains multiple renewal options, management generally models lease cash flows through the first renewal option period unless the contract contains economic incentives or other conditions that increase or decrease the likelihood that additional renewals are reasonably certain to be exercised.

•Lease payments included in the measurement of the lease liability are comprised of the following:

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Balance Sheets. The carrying amount of Park's ROU asset and lease liability at December 31, 2019 were $13.7 million and $14.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Statements of Income.

Other information related to operating leases for the year ended December 31, 2019 was as follows:

(Dollars in thousands)	Year ended December 31, 2019
Lease cost
Operating lease cost	$3,165
Sublease income	(383)
Total lease cost	$2,782

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,192
ROU assets obtained in exchange for new operating lease liabilities	505
Reductions to ROU assets resulting from reductions to lease obligations	$(2,855)

At December 31, 2019, Park's operating leases had a weighted average remaining term of 7.2 years and a weighted average discount rate of 3.1%.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	December 31, 2019
2020	$2,921
2021	2,541
2022	2,403
2023	2,294
2024	1,519
Thereafter	4,524
Total undiscounted minimum lease payments	$16,202
Less: imputed interest	(1,720)
Total lease liabilities	$14,482

In October 2019, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 10 years, with two five-year renewal options. The lease commences on March 1, 2020 and, therefore, is not recognized as of December 31, 2019. The fixed payments due on an undiscounted basis over the noncancellable 10-year period of the lease are $6.5 million. The Company will assess the lease term at the lease commencement date, but does not presently expect that either of the five-year renewal periods will be exercised.

28. Fair Value

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that Park uses to measure fair value are as follows:

•Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that Park has the ability to access as of the measurement date.

•Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” to value debt securities absent the exclusive use of quoted prices.

•Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting and similar inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$320,491	$—	$320,491
U.S. Government sponsored entities’ asset-backed securities	—	889,210	—	889,210
Equity securities	1,537	—	456	1,993
Mortgage loans held for sale	—	12,278	—	12,278
Mortgage IRLCs	—	221	—	221
Loan interest rate swaps	—	1,870	—	1,870

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	575	—	$575
Loan interest rate swaps	—	1,870	—	$1,870

Fair Value Measurements at December 31, 2018 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Assets
Investment securities:
U.S. Government sponsored entities’ asset-backed securities	$—	$1,003,421	$—	$1,003,421
Equity securities	1,225	—	424	1,649
Mortgage loans held for sale	—	4,158	—	4,158
Mortgage IRLCs	—	87	—	87

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during 2019 or 2018. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2019 and 2018, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(In thousands)	Equity Securities	Fair Value Swap
Balance at January 1, 2019	$424	$(226)
Total Gains (Losses)
Included in other income	32	—
Balance at December 31, 2019	$456	$(226)

Balance at January 1, 2018	$417	$(226)
Total Gains (Losses)
Included in other income	7	—
Balance at December 31, 2018	$424	$(226)

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

OREO: Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral dependent impaired loans and OREO are performed by licensed appraisers. Appraisals are generally obtained to support the fair value of collateral. In general, there are three types of appraisals received by the Company: real estate appraisals, income approach appraisals, and lot development loan appraisals. These are discussed below:

•Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties. Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property. Management generally applies a 15% discount to real estate appraised values which management expects will cover all disposition costs (including selling costs). This 15% is based on historical discounts to appraised values on sold OREO properties.

•Income approach appraisals typically incorporate the annual net operating income of the business divided by an appropriate capitalization rate, as determined by the appraiser. Management generally applies a 15% discount to income approach appraised values which management expects will cover all disposition costs (including selling costs).

•Lot development loan appraisals are typically performed using a discounted cash flow analysis. Appraisers determine an anticipated absorption period and a discount rate that takes into account an investor’s required rate of return based on recent comparable sales. Management generally applies a 6% discount to lot development appraised values, which is an additional discount above the net present value calculation included in the appraisal, to account for selling costs.

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of December 31, 2019 and 2018, other repossessed assets largely consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

Fair Value Measurements at December 31, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,873	$1,873
Residential real estate	—	—	217	217
Total impaired loans recorded at fair value	$—	$—	$2,090	$2,090

MSRs	$—	$5,797	$—	$5,797

OREO recorded at fair value:
Commercial real estate	—	—	2,295	2,295
Residential real estate	—	—	738	738
Total OREO recorded at fair value	$—	$—	$3,033	$3,033

Other repossessed assets	$—	$—	$3,599	$3,599

Fair Value Measurements at December 31, 2018 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$4,059	$4,059
Construction real estate	—	—	1,635	1,635
Residential real estate	—	—	705	705
Total impaired loans recorded at fair value	$—	$—	$6,399	$6,399

MSRs	$—	$1,169	$—	$1,169

OREO recorded at fair value:
Commercial real estate	—	—	2,295	2,295
Construction real estate	—	—	729	729
Residential real estate	—	—	650	650
Total OREO recorded at fair value	$—	$—	$3,674	$3,674

Other repossessed assets	$—	$—	$3,464	$3,464

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

	December 31, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,167	$313	$77	$2,090
Remaining impaired loans	75,324	406	5,153	70,171
Total impaired loans	$77,491	$719	$5,230	$72,261

	December 31, 2018
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,503	$3,630	$104	$6,399
Remaining impaired loans	41,641	7,616	2,169	39,472
Total impaired loans	$48,144	$11,246	$2,273	$45,871

The expense from credit adjustments related to impaired loans carried at fair value for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.4 million, and $1.6 million, respectively.

MSRs totaled $10.1 million at December 31, 2019. Of this $10.1 million MSR carrying balance, $5.8 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $4.3 million was recorded at cost, as the fair value exceeded cost at December 31, 2019. At December 31, 2018, MSRs totaled $10.2 million. Of this $10.2 million MSR carrying balance, $1.2 million was recorded at fair value and included a valuation allowance of $0.2 million. The remaining $9.0 million was recorded at cost, as the fair value exceeded cost at December 31, 2018. The (expense) income related to MSRs carried at fair value for the years ended December 31, 2019, 2018 and 2017 was $(0.6) million, $0.4 million and $0.1 million, respectively.

Total OREO held by Park at December 31, 2019 and 2018 was $4.0 million and $4.3 million, respectively. Approximately 75% and 85% of OREO held by Park at December 31, 2019 and 2018, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2019 and 2018, OREO held at fair value, less estimated selling costs, amounted to $3.0 million and $3.7 million, respectively. The net expense related to OREO fair value adjustments was $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other repossessed assets totaled $4.2 million at December 31, 2019, of which $3.6 million were recorded at fair value. Other repossessed asset totaled $4.0 million at December 31, 2018, of which $3.5 million were recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets for the year ended December 31, 2019. The net expense related to other repossessed asset fair value adjustments was $269,000 for the year ended December 31, 2018. There was no expense related to fair value adjustments on other repossessed assets for the year ended December 31, 2017.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and December 31, 2018:

December 31, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$1,873	Sales comparison approach	Adj to comparables	0.0% - 56.0% (26.5%)
		Cost approach	Accumulated depreciation	93.1% (93.1%)

Residential real estate	$217	Sales comparison approach	Adj to comparables	0.0% - 53.5% (10.8%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Residential real estate	$738	Sales comparison approach	Adj to comparables	4.6% - 54.6% (39.2%)

December 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$4,059	Sales comparison approach	Adj to comparables	0.0% - 107.5% (31.1%)
		Income approach	Capitalization rate	9.5% - 10.8% (10.6%)
		Cost approach	Accumulated depreciation	4.2% - 90.1% (11.0%)

Construction real estate	$1,635	Sales comparison approach	Adj to comparables	5.0% - 90.0% (26.1%)

Residential real estate	$705	Sales comparison approach	Adj to comparables	0.0% - 40.0% (13.2%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Construction real estate	$729	Sales comparison approach	Adj to comparables	0.0% - 45.0% (21.7%)

Residential real estate	$650	Sales comparison approach	Adj to comparables	30.4% - 54.6% (42.5%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

As of December 31, 2019 and December 31, 2018, Park had Partnerships Investments with a NAV of $11.9 million and $11.0 million, respectively. As of December 31, 2019 and December 31, 2018, Park had $8.5 million and $6.1 million in unfunded commitments related to these Partnership Investments. For the years ended December 31, 2019 and 2018, Park recognized income of $4.8 million and $1.4 million, respectively, related to these Partnership Investments.

The fair value of financial instruments at December 31, 2019 and December 31, 2018, was as follows:

	December 31, 2019
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$159,956	$159,956	$—	$—	$159,956
Investment securities (1)	1,209,701	—	1,209,701	—	1,209,701
Other investment securities (2)	1,993	1,537	—	456	1,993

Mortgage loans held for sale	12,278	—	12,278	—	12,278
Mortgage IRLCs	221	—	221	—	221
Impaired loans carried at fair value	2,090	—	—	2,090	2,090
Other loans, net	6,430,136	—	—	6,426,869	6,426,869
Loans receivable, net	$6,444,725	$—	$12,499	$6,428,959	$6,441,458

Financial liabilities:
Time deposits	$1,139,131	$—	$1,145,537	$—	$1,145,537
Other	1,273	1,273	—	—	1,273
Deposits (excluding demand deposits)	$1,140,404	$1,273	$1,145,537	$—	$1,146,810

Short-term borrowings	$230,657	$—	$230,657	$—	$230,657
Long-term debt	192,500	—	200,726	—	200,726
Subordinated notes	15,000	—	14,372	—	14,372

Derivative financial instruments - assets:
Loan interest rate swaps	1,870	—	1,870	—	1,870

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	575	—	575	—	575
Loan interest rate swaps	1,870	—	1,870	—	1,870
(1) Includes AFS debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2018
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$167,214	$167,214	$—	$—	$167,214
Investment securities (1)	1,355,229	—	1,354,843	—	1,354,843
Other investment securities (2)	1,649	1,225	—	424	1,649

Loans held for sale	4,158	—	4,158	—	4,158
Mortgage IRLCs	87	—	87	—	87
Impaired loans carried at fair value	6,399	—	—	6,399	6,399
Other loans, net	5,629,976	—	—	5,570,136	5,570,136
Loans receivable, net	$5,640,620	$—	$4,245	$5,576,535	$5,580,780

Financial liabilities:
Time deposits	$1,043,177	$—	$1,044,620	$—	$1,044,620
Other	1,267	1,267	—	—	1,267
Deposits (excluding demand deposits)	$1,044,444	$1,267	$1,044,620	$—	$1,045,887

Short-term borrowings	$221,966	$—	$221,966	$—	$221,966
Long-term debt	400,000	—	400,203	—	400,203
Subordinated notes	15,000	—	12,959	—	12,959

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
(1) Includes AFS debt securities and HTM debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.
29. Capital Ratios
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer began to phase in starting on January 1, 2016 at 0.625% and effective January 1, 2019, was fully phased in at 2.50%. The capital conservation buffer was phased in from 0.0% for 2015 to being fully phased in at 2.50% at January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer. The Federal Reserve Board also adopted requirements Park must maintain to be deemed "well-capitalized" and to remain a financial holding company.

Each of PNB and Park met each of the well-capitalized ratio guidelines applicable to it at December 31, 2019. The following table indicates the capital ratios for PNB and Park at December 31, 2019 and 2018.

	As of December 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.62%	11.05%	11.05%	12.25%
Park	9.64%	12.33%	12.11%	13.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.29%	11.01%	11.01%	12.30%
Park	10.04%	13.30%	13.04%	14.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

The following table reflects various measures of capital for Park and PNB:

			To Be Adequately Capitalized		To Be Well-Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019
Total Risk-Based Capital (to risk-weighted assets)
PNB	$810,880	12.25%	$529,480	8.00%	$661,850	10.00%
Park	877,108	13.19%	532,169	8.00%	665,211	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$731,071	11.05%	$397,110	6.00%	$529,480	8.00%
Park	820,312	12.33%	399,127	6.00%	399,127	6.00%
Leverage Ratio (to average total assets)
PNB	$731,071	8.62%	$339,092	4.00%	$423,866	5.00%
Park	820,312	9.64%	340,412	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	$731,071	11.05%	$297,832	4.50%	$430,202	6.50%
Park	805,312	12.11%	299,345	4.50%	N/A	N/A

At December 31, 2018
Total Risk-Based Capital (to risk-weighted assets)
PNB	$709,101	12.30%	$461,293	8.00%	$576,617	10.00%
Park	826,006	14.19%	465,732	8.00%	582,166	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$634,909	11.01%	$345,970	6.00%	$461,293	8.00%
Park	774,369	13.30%	349,299	6.00%	349,299	6.00%
Leverage Ratio (to average total assets)
PNB	$634,909	8.29%	$306,485	4.00%	$383,106	5.00%
Park	774,369	10.04%	308,397	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	634,909	11.01%	259,478	4.50%	374,801	6.50%
Park	759,369	13.04%	261,975	4.50%	N/A	N/A

30. Segment Information
The Corporation is a financial holding company headquartered in Newark, Ohio. The operating segments for the Corporation are PNB and GFSC. "All Other", which primarily consists of Park as the "Parent Company" and SEPH, is shown to reconcile the segment totals to the consolidated statements of income.

U.S. GAAP requires management to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park’s current operating segments are in line with U.S. GAAP as: (i) discrete financial information is available for each operating segment and (ii) the segments are aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision-maker.

Operating results for the year ended December 31, 2019 (In thousands)
	PNB	GFSC	All Other	Total
Net interest income (expense)	$293,130	$5,013	$(406)	$297,737
Provision for (recovery of) loan losses	8,356	754	(2,939)	6,171
Other income	92,392	170	4,631	97,193
Other expense	237,433	3,478	23,077	263,988
Income (loss) before income taxes	139,733	951	(15,913)	124,771
Income tax expense (benefit)	26,133	189	(4,251)	22,071
Net income (loss)	$113,600	$762	$(11,662)	$102,700
Balances at December 31, 2019
Assets	$8,521,537	$27,593	$9,247	$8,558,377
Loans	6,481,644	28,143	(8,383)	6,501,404
Deposits	7,125,111	3,919	(76,418)	7,052,612

Operating results for the year ended December 31, 2018 (In thousands)
	PNB	GFSC	All Other	Total
Net interest income	$258,547	$5,048	$3,303	$266,898
Provision for (recovery of) loan losses	7,569	1,328	(952)	7,945
Other income	88,981	187	11,933	101,101
Other expense	206,843	3,245	18,667	228,755
Income (loss) before income taxes	133,116	662	(2,479)	131,299
Income tax expense (benefit)	23,644	141	(2,873)	20,912
Net income	$109,472	$521	$394	$110,387
Balances at December 31, 2018
Assets	$7,753,848	$31,388	$19,072	$7,804,308
Loans	5,671,173	32,664	(11,705)	5,692,132
Deposits	6,334,796	4,142	(78,078)	6,260,860

Operating results for the year ended December 31, 2017 (In thousands)
	PNB	GFSC	All Other	Total
Net interest income	$235,243	$5,839	$2,677	$243,759
Provision for (recovery of) loan losses	9,898	1,917	(3,258)	8,557
Other income	82,742	103	3,584	86,429
Other expense	185,891	3,099	14,172	203,162
Income (loss) before income taxes	122,196	926	(4,653)	118,469
Income tax expense (benefit)	34,881	666	(1,320)	34,227
Net income (loss)	$87,315	$260	$(3,333)	$84,242
Balances at December 31, 2017
Assets	$7,467,851	$32,077	$37,692	$7,537,620
Loans	5,339,255	33,385	(157)	5,372,483
Deposits	5,896,676	3,449	(82,799)	5,817,326

The operating results in the "All Other" column are used to reconcile the segment totals to the Consolidated Statements of Income. The reconciling amounts for consolidated total assets, loans and deposits consist of the elimination of intersegment borrowings, intersegment loans, intersegment deposits, and the assets of the Parent Company and SEPH which were not eliminated.

The following is a reconciliation of financial information for the reportable segments to the Corporation’s consolidated totals:

	2019
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$298,143	$9,112	$231,799	$26,322	$8,549,130	$7,129,030
Elimination of intersegment items	1,250	—	—	—	(19,231)	(76,418)
All other totals - not eliminated	(1,656)	—	23,077	(4,251)	28,478	—
Totals	$297,737	$9,112	$254,876	$22,071	$8,558,377	$7,052,612

	2018
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$263,595	$8,585	$201,503	$23,785	$7,785,236	$6,338,938
Elimination of intersegment items	1,275	—	—	—	(13,482)	(78,078)
All other totals - not eliminated	2,028	—	18,667	(2,873)	32,554	—
Totals	$266,898	$8,585	$220,170	$20,912	$7,804,308	$6,260,860

	2017
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$241,082	$8,644	$180,346	$35,547	$7,499,928	$5,900,125
Elimination of intersegment items	1,500	—	—	—	(11,211)	(82,799)
All other totals - not eliminated	1,177	—	14,172	(1,320)	48,903	—
Totals	$243,759	$8,644	$194,518	$34,227	$7,537,620	$5,817,326

31. Parent Company Statements
The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below. Investments in subsidiaries are accounted for using the equity method of accounting.

Cash represents non-interest bearing deposits with PNB. Net cash provided by operating activities reflects cash payments (received from subsidiaries) for income taxes of $4.1 million, $3.9 million and $3.3 million in 2019, 2018 and 2017, respectively.

Condensed Balance Sheets
December 31, 2019 and 2018
(In thousands)	2019	2018
Assets:
Cash	$73,663	$75,094
Investment in subsidiaries	912,162	727,227
Debentures receivable from PNB	25,000	25,000
Other receivables from subsidiaries	9,168	546
Other investments	5,001	6,619
Other assets	20,620	20,518
Total assets	$1,045,614	$855,004
Liabilities:
Long-term debt	42,500	—
Subordinated notes	15,000	15,000
Other payables to subsidiaries	10,092	101
Other liabilities	9,008	7,397
Total liabilities	76,600	22,498
Total shareholders’ equity	969,014	832,506
Total liabilities and shareholders’ equity	$1,045,614	$855,004

Condensed Statements of Income
for the years ended December 31, 2019, 2018 and 2017
(In thousands)	2019	2018	2017
Income:
Dividends from subsidiaries	$97,500	$100,000	$60,000
Interest and dividends	1,250	1,275	1,500
Gain on sale of investment securities	—	—	1,821
Other	4,634	6,068	1,405
Total income	103,384	107,343	64,726
Expense:
Interest expense	1,950	617	1,073
Other, net	19,804	14,619	8,805
Total expense	21,754	15,236	9,878
Income before income taxes and equity in undistributed income of subsidiaries	81,630	92,107	54,848
Income tax benefit	4,242	4,010	2,695
Income before equity in undistributed income of subsidiaries	85,872	96,117	57,543
Equity in undistributed income of subsidiaries	16,828	14,270	26,699
Net income	$102,700	$110,387	$84,242
Other comprehensive income (loss) (1)	40,199	(18,533)	(8,709)
Comprehensive income	$142,899	$91,854	$75,533
(1) See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows
for the years ended December 31, 2019, 2018 and 2017
(In thousands)	2019	2018	2017
Operating activities:
Net income	$102,700	$110,387	$84,242
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(16,828)	(14,270)	(26,699)
Compensation expense for issuance of treasury shares to directors	1,325	1,109	1,241
Share-based compensation expense	4,999	3,954	2,701
Realized net investment security gains	—	—	(1,821)
Gain on equity securities, net	(4,204)	(3,267)	—
(Increase) decrease in other assets	(8,544)	(2,073)	205
Increase (decrease) in other liabilities	10,006	(163)	475
Net cash provided by operating activities	89,454	95,677	60,344
Investing activities:
Proceeds from sales of securities	—	—	2,265
Outlays for business acquisitions	(28,630)	(30,684)	—
Other, net	5,723	60	—
Net cash (used in) provided by investing activities	(22,907)	(30,624)	2,265
Financing activities:
Cash dividends paid	(69,113)	(63,013)	(57,493)
Repayment of subordinated notes	—	—	(30,000)
Proceeds from issuance of long term debt	50,000	—	—
Repayment of long term debt	(7,500)	—	—
Repurchase of treasury shares	(40,535)	(5,784)	(7,378)
Cash payment for fractional shares	(3)	(4)	(6)
Value of common shares withheld to pay employee income taxes	(827)	(610)	(347)
Net cash used in financing activities	(67,978)	(69,411)	(95,224)
Decrease in cash	(1,431)	(4,358)	(32,615)

Cash at beginning of year	75,094	79,452	112,067
Cash at end of year	$73,663	$75,094	$79,452

32. Revenue from Contracts with Customers
The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018.  Results for reporting periods beginning on and after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy U.S. GAAP.  The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams. As such, no cumulative effect adjustment was recorded.

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Statements of Income. The following table presents Park's sources of other income by revenue stream and operating segment for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$9,001	$—	$—	$9,001
Employee benefit and retirement-related accounts	7,178	—	—	7,178
Investment management and investment advisory agency accounts	10,024	—	—	10,024
Other	1,565	—	—	1,565
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	7,073	—	—	7,073
Demand deposit account (DDA) charges	3,105	—	—	3,105
Other	657	—	—	657
Other service income (1)
Credit card	2,354	7	—	2,361
HELOC	403	—	4	407
Installment	256	—	(83)	173
Real estate	11,167	—	(9)	11,158
Commercial	1,259	—	142	1,401
Debit card fee income	20,250	—	—	20,250
Bank owned life insurance income (2)	4,168	—	389	4,557
ATM fees	1,828	—	—	1,828
OREO valuation adjustments (2)	(225)	—	—	(225)
Loss on the sale of OREO, net	(110)	—	(112)	(222)
Net loss on the sale of investment securities (2)	(421)	—	—	(421)
Gain on equity securities, net (2)	913	—	4,205	5,118
Other components of net periodic pension benefit income (2)	4,587	54	91	4,732
Miscellaneous (3)	7,360	109	4	7,473
Total other income	$92,392	$170	$4,631	$97,193
(1) Of the $15.5 million of revenue included within "Other service income", approximately $4.9 million is within the scope of ASC 606, with the remaining $10.6 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $7.5 million, all of which are within the scope of ASC 606.

	Year Ended December 31, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$8,495	$—	$—	$8,495
Employee benefit and retirement-related accounts	6,863	—	—	6,863
Investment management and investment advisory agency accounts	9,352	—	—	9,352
Other	1,583	—	—	1,583
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	7,483	—	—	7,483
Demand deposit account (DDA) charges	3,310	—	—	3,310
Other	668	—	—	668
Other service income (1)
Credit card	2,212	27	—	2,239
HELOC	471	—	—	471
Installment	243	—	—	243
Real estate	9,079	—	—	9,079
Commercial	1,153	—	1,081	2,234
Debit card fee income	17,317	—	—	17,317
Bank owned life insurance income (2)	4,903	—	1,912	6,815
ATM fees	1,978	—	—	1,978
OREO valuation adjustments (2)	(272)	—	(219)	(491)
Gain on the sale of OREO, net	1,440	—	2,795	4,235
Net loss on sale of investment securities (2)	(2,271)	—	—	(2,271)
Gain on equity securities, net (2)	549	—	4,067	4,616
Other components of net periodic pension benefit income (2)	6,609	75	136	6,820
Gain on the sale of non-performing loans	660	—	2,166	2,826
Miscellaneous (3)	7,156	85	(5)	7,236
Total other income	$88,981	$187	$11,933	$101,101
(1) Of the $14.3 million of revenue included within "Other service income", approximately $5.5 million is within the scope of ASC 606, with the remaining $8.8 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $7.2 million, all of which are within the scope of ASC 606.

	Year Ended December 31, 2017 (4)
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$7,752	$—	$—	$7,752
Employee benefit and retirement-related accounts	6,234	—	—	6,234
Investment management and investment advisory agency accounts	8,386	—	—	8,386
Other	1,363	—	—	1,363
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	8,122	—	—	8,122
Demand deposit account (DDA) charges	3,847	—	—	3,847
Other	684	—	—	684
Other service income (1)
Credit card	1,987	(6)	—	1,981
HELOC	474	—	4	478
Installment	387	—	—	387
Real estate	8,974	—	31	9,005
Commercial	1,118	—	193	1,311
Debit card fee income	15,798	—	—	15,798
Bank owned life insurance income (2)	4,441	—	417	4,858
ATM fees	2,253	—	—	2,253
OREO valuation adjustments (2)	(458)	—	—	(458)
Gain on the sale of OREO, net	239	—	12	251
Net gain on sale of investment securities (2)	—	—	1,821	1,821
Gain on equity securities, net (2)	11	—	1,199	1,210
Other components of net periodic pension benefit income (2)	5,616	63	115	5,794
Miscellaneous (3)	5,514	46	(208)	5,352
Total other income	$82,742	$103	$3,584	$86,429
(1) Of the $13.2 million of revenue included within "Other service income", approximately $4.4 million is within the scope of ASC 606, with the remaining $8.8 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.4 million, all of which are within the scope of ASC 606.
(4) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy U.S. GAAP and may not be comparable to current year presentation.

A description of Park's material revenue streams accounted for under ASC 606 follows:

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

33. Quarterly Financial Data (Unaudited)

The following table is a summary of selected quarterly results of operations for the years ended December 31, 2019 and 2018.

	Three Months Ended
(Dollars in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31
2019:
Interest income	$81,856	$92,226	$94,589	$91,829
Interest expense	14,080	16,375	17,488	14,820
Net interest income	67,776	75,851	77,101	77,009
Provision for (recovery of) loan losses	2,498	1,919	1,967	(213)
Income before income taxes	30,476	26,548	37,532	30,215
Net income	25,455	22,163	31,146	23,936
Per common share data:
Net income per common share - basic	1.63	1.34	1.90	1.46
Net income per common share - diluted	1.62	1.33	1.89	1.45
Weighted-average common shares outstanding - basic	15,651,541	16,560,545	16,382,798	16,342,485
Weighted-average common shares equivalent - diluted	15,744,777	16,642,571	16,475,741	16,454,553
2018:
Interest income	$73,714	$74,691	$80,229	$82,167
Interest expense	8,864	9,949	12,553	12,537
Net interest income	64,850	64,742	67,676	69,630
Provision for loan losses	260	1,386	2,940	3,359
Income before income taxes	37,185	34,064	29,484	30,566
Net income	31,123	28,241	24,762	26,261
Per common share data:
Net income per common share - basic	2.04	1.85	1.58	1.67
Net income per common share - diluted	2.02	1.83	1.56	1.67
Weighted-average common shares outstanding - basic	15,288,332	15,285,532	15,686,542	15,695,522
Weighted-average common shares equivalent - diluted	15,431,625	15,417,607	15,832,734	15,764,548

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive common shares on the annual versus the quarterly earnings per share calculation.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:
•information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including Park's principal executive officer and Park's principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•Park’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Audit Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
        There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

No response required.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 27, 2020 (the “2020 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2020 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2020 Proxy Statement”).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2020 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K with respect to any delinquent form required under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the disclosure under the caption "BENEFICIAL OWNERSHIP OF PARK COMMON SHARES - Delinquent Section 16(a) Reports" in Park's 2020 Proxy Statement, to the extent that disclosure of information is required.
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
        In accordance with the requirements of Section 807 of the NYSE American Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and Park's affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park's President, Park’s Chief Financial Officer, Secretary and Treasurer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or an executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of the Commentary to Section 807 of the NYSE American Company Guide.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2020 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders held on April 22, 2019.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2020 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2020 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2020 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2020 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2020 Proxy Statement.
Equity Compensation Plan Information
        The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2020 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2020 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2020 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2020 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Balance Sheets at December 31, 2019 and 2018 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Notes to Consolidated Financial Statements -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
(2)  Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not    required under the related instructions or are inapplicable and have been omitted.

(3)  Exhibits.

The documents listed in the Index to Exhibits that immediately precedes the "Signatures" pages of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference in each case as noted. Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)  The documents listed in the Index to Exhibits that immediately precedes the "Signatures" pages of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)   Financial Statement Schedules.

None.

ITEM 16.  FORM 10-K SUMMARY.

None.

Index to Exhibits

Exhibit No. Description of Exhibit

2.1 Agreement and Plan of Merger and Reorganization among Park National Corporation, The Park National Bank and NewDominion Bank, dated as of January 22, 2018 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on January 26, 2018 (File No. 1-13006))*

2.2 Agreement and Plan of Merger and Reorganization between Park National Corporation and CAB Financial Corporation, dated as of September 12, 2018 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on September 14, 2018 (File No. 1-13006))*

3.1(a) Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park's Form 8-B”)) P

3.1(b) Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)) P

3.1(c) Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d) Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park's June 30, 1997 Form 10-Q”))

3.1(e) Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation's Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

3.1(f) Certificate of Amendment by Directors to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 23, 2008 (File No. 1-13006))

3.1(g) Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on April 18, 2011 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Article SIXTH of Park National Corporation's Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 19, 2011 (File No. 1-13006))

3.1(h) Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

3.2(a) Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B) P

3.2(b) Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park's June 30, 1997 Form 10-Q)

3.2(c) Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation's Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d) Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article FIVE (incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File No. 1-13006) (“Park's March 31, 2008 Form 10-Q”))

3.2(e) Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments.] (incorporated herein by reference to
Exhibit 3.2(e) to Park's March 31, 2008 Form 10-Q)

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

4.4 Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

4.5 Description of Capital Stock of Park National Corporation (filed herewith)

4.6(a) Credit Agreement, dated as of May 18, 2016, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 23, 2016 (File No. 1-13006))
4.6(b) First Amendment to Credit Agreement, made and entered into as of June 15, 2017, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 16, 2017 (File No. 1-13006))
4.6(c) Second Amendment to Credit Agreement, made and entered into as of May 17, 2018, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 21, 2018 (File No. 1-13006))
4.6(d) Third Amendment to Credit Agreement, made and entered into as of June 22, 2018, between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 1-13006)
4.6(e) Fourth Amendment to the Credit Agreement, made and entered into as of June 30, 2019, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 26, 2019 (File No. 1-13006)("Park's June 26, 2019 Form 8-K"))
4.6(f) Revolving Note, dated June 20, 2019, in the principal amount of $15,000,000 and with a maturity date of June 21, 2020, issued by Park National Corporation to U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Park's June 26, 2019 Form 8-K)
4.6(g) Term Note, dated June 20, 2019, in the principal amount of $50,000,000 and with a maturity date of June 20, 2022, issued by Park National Corporation to U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Park's June 26, 2019 Form 8-K)
10.1† Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2† Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on June 19, 2015 (File No. 1-13006) ("Park's June 19, 2015 Form 8-K"))

10.3† Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.3 to Park's June 19, 2015 Form 8-K)

10.4† Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank, Park National Corporation and C. Daniel DeLawder (incorporated by reference to Exhibit 10.2(b) to Park's June 19, 2015 Form 8-K)

10.5† Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.5 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No.1-13006) ("Park's 2015 Form 10-K"))

10.6† Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated by reference to Exhibit 10.4 to Park's June 19, 2015 Form 8-K)

10.7† Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel Delawder (incorporated herein by reference to Exhibit 10.7 to Park's 2015 Form 10-K)

10.8† Amended and Restated Split-Dollar Agreement, made and entered into effective as of January 27, 2020, between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on January 27, 2020 (File No.1-13006)("Park's January 27, 2020 Form 8-K"))

10.9(a)† Amended and Restated Split-Dollar Agreement, made and entered into effective as of August 4, 2015, between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.4(a) to Park's January 27, 2020 Form 8-K)

10.9(b)† First Amendment to the Amended and Restated Split-Dollar Agreement, made and entered into effective as of January 27, 2020, between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.4(b) to Park's January 27, 2020 Form 8-K)

10.10† Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1(a) to Park's June 19, 2015 Form 8-K)

10.11† Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.1(b) to Park's June 19, 2015 Form 8-K)

10.12(a)† Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1(c) to Park's June 19, 2015 Form 8-K)

10.12(b)† Amendment to the Supplemental Executive Retirement Benefits Agreement, entered into December 3, 2019, effective as of October 1, 2019, between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on December 5, 2019 (File No.1-13006)("Park's December 5, 2019 Form 8-K"))

10.13† Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on February 19, 2008 (File No. 1-13006)("Park's February 19, 2008 Form 8-K"))

10.14(a)† Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and C. Daniel DeLawder (filed herewith)

10.14(b)† Amendment to the Amended and Restated Supplemental Executive Retirement Benefits Agreement, entered into December 3, 2019, effective as of October 1, 2019, between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park's December 5, 2019 Form 8-K)

10.15† Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.3 to Park's January 27, 2020 Form 8-K)

10.16† Supplemental Executive Retirement Benefits Agreement, made and entered into effective January 27, 2020, between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.1 to Park's January 27, 2020 Form 8-K)

10.17† Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.18(a)† Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering certain Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to

Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

10.18(b)† Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.19† Park National Corporation 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 23, 2013 (File No. 1-13006))
10.20† Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after January 24, 2014 and prior to December 5, 2016 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 27, 2014 (File No. 1-13006))
10.21† Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after December 5, 2016 and prior to April 24, 2017 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 8, 2016 (File No. 1-13006))
10.22† Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017 (File No. 1-13006)) ("Park's April 26, 2017 Form 8-K")
10.23† Park National Corporation 2017 Long-Term Plan for Employees (incorporated herein by reference to Exhibit 10.1 to Park's April 26, 2017 Form 8-K)
10.24† Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted after December 4, 2017 and prior to November 19, 2018 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 5, 2017 (File No. 1-13006))
10.25† Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted after November 19, 2018 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on November 20, 2018 (File No. 1-13006))
14 Code of Business Conduct and Ethics, as most recently approved by the Park National Corporation Board of Directors on April 19, 2019 (filed herewith)

21 Subsidiaries of Park National Corporation (filed herewith)

23 Consent of Independent Registered Public Accounting Firm (Crowe LLP) (filed herewith)

24 Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1 Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2 Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)

101 The following information from Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to

Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)**

104 Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
___________________

* Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger and Reorganization. A copy of any omitted attachment will be furnished supplementally by Park National Corporation to the SEC on a confidential basis upon request.

** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

† Management contract or compensatory plan or arrangement.

P Park National Corporation filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 28, 2020	By:	/s/ David L. Trautman
David L. Trautman,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2020.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chairman of the Board, Chief Executive Officer and Director
/s/ Matthew R. Miller Matthew R. Miller	President and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Kelly A. Herreman Kelly A. Herreman	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ C. Daniel DeLawder C. Daniel DeLawder	Director
/s/ James R. DeRoberts* James R. DeRoberts	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Alicia J. Hupp* Alicia J. Hupp	Director
/s/ Jason N. Judd* Jason N. Judd	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director

Name	Capacity
/s/ Robert E. O’Neill* Robert E. O’Neill	Director
/s/ Mark R. Ramser* Mark R. Ramser	Director
/s/ Julia A. Sloat* Julia A. Sloat	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
Attorney-in-Fact