Form 10-Q
period 2020-03-31
PARK NATIONAL CORP /OH/
filed 2020-05-08
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,296,427 Common Shares, no par value per share, outstanding at May 7, 2020.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	MSRs	Mortgage servicing rights
ALLL	Allowance for loan losses	NAV	Net asset value
Allowance	Allowance for loan losses	NewDominion	NewDominion Bank Division
AOCI	Accumulated other comprehensive income	OCI	Other comprehensive income
ASC	Accounting Standards Codification	OREO	Other real estate owned
ASU	Accounting standards update	Park	Park National Corporation and its subsidiaries
CABF	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	PCI	Purchase credit impaired
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PNB	The Park National Bank
CECL	Current expected credit loss	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SEPH	SE Property Holdings, LLC
FRB	Federal Reserve Bank	TBRSUs	Time-based restricted stock units
GFSC	Guardian Financial Services Company	TDRs	Troubled debt restructurings
HTM	Held-to-maturity	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	U.S.	United States

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$145,062	$135,567
Money market instruments	175,858	24,389
Cash and cash equivalents	320,920	159,956
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,139,189 and $1,187,499 at March 31, 2020 and December 31, 2019, respectively)	1,184,399	1,209,701
Other investment securities	68,688	69,806
Total investment securities	1,253,087	1,279,507

Loans	6,522,519	6,501,404
Allowance for loan losses	(61,503)	(56,679)
Net loans	6,461,016	6,444,725

Bank owned life insurance	213,776	212,529
Prepaid assets	107,042	101,990
Goodwill	159,595	159,595
Other intangible assets	10,917	11,523
Premises and equipment, net	77,330	73,322
Affordable housing tax credit investments	51,241	53,070
Other real estate owned	3,600	4,029
Accrued interest receivable	23,406	24,217
Operating lease right-of-use asset	20,737	13,714
Mortgage loan servicing rights	8,768	10,070
Other	7,856	10,130
Total assets	$8,719,291	$8,558,377

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,976,565	$1,959,935
Interest bearing	5,313,568	5,092,677
Total deposits	7,290,133	7,052,612

Short-term borrowings	193,373	230,657
Long-term debt	140,000	192,500
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	23,348	25,894
Operating lease liability	21,482	14,482
Accrued interest payable	2,830	2,927
Other	51,248	55,291
Total liabilities	$7,737,414	$7,589,363

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,190 shares issued at March 31, 2020 and 17,623,199 shares issued at December 31, 2019)	456,777	459,389
Retained earnings	649,636	646,847
Treasury shares (1,327,729 shares at March 31, 2020 and 1,276,757 shares at December 31, 2019)	(132,640)	(127,633)
Accumulated other comprehensive income (loss), net of taxes	8,104	(9,589)
Total shareholders' equity	981,877	969,014
Total liabilities and shareholders’ equity	$8,719,291	$8,558,377

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income:

Interest and fees on loans	$80,687	$72,003

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	5,531	6,995
Obligations of states and political subdivisions - tax-exempt	2,200	2,217
Other interest income	491	641
Total interest and dividend income	88,909	81,856

Interest expense:

Interest on deposits:
Demand and savings deposits	6,342	7,093
Time deposits	4,285	3,777

Interest on borrowings:
Short-term borrowings	462	739
Long-term debt	1,537	2,471

Total interest expense	12,626	14,080

Net interest income	76,283	67,776

Provision for loan losses	5,153	2,498
Net interest income after provision for loan losses	71,130	65,278

Other income:
Income from fiduciary activities	7,113	6,723
Service charges on deposit accounts	2,528	2,559
Other service income	3,766	2,818
Debit card fee income	4,960	4,369
Bank owned life insurance income	1,248	1,006
ATM fees	412	440
Loss on sale of OREO, net	(196)	(12)
(Loss) gain on equity securities, net	(973)	1,742
Other components of net periodic pension benefit income	1,988	1,183
Miscellaneous	1,640	1,197
Total other income	22,486	22,025

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Other expense:
Salaries	$28,429	$25,805
Employee benefits	10,043	8,430
Occupancy expense	3,480	3,011
Furniture and equipment expense	4,319	4,150
Data processing fees	2,492	2,133
Professional fees and services	7,066	6,006
Marketing	1,486	1,226
Insurance	1,550	1,156
Communication	1,155	1,333
State tax expense	1,145	1,005
Amortization of intangible assets	606	289
Miscellaneous	4,505	2,283
Total other expense	66,276	56,827

Income before income taxes	27,340	30,476

Income taxes	4,968	5,021

Net income	$22,372	$25,455

Earnings per common share:
Basic	$1.37	$1.63
Diluted	$1.36	$1.62

Weighted average common shares outstanding:
Basic	16,303,602	15,651,541
Diluted	16,425,881	15,744,777

Cash dividends declared per common share	$1.22	$1.21

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$22,372	$25,455

Other comprehensive income, net of tax:
Unrealized net holding gain on debt securities available-for-sale, net of income tax effect of $4,832 and $3,866 for the three months ended March 31, 2020 and 2019, respectively.	18,176	14,541
Unrealized loss on cash flow hedging derivatives, net of income tax effect of $(128) and $(55) for the three months ended March 31, 2020 and 2019, respectively.	(483)	(206)
Other comprehensive income	$17,693	$14,335

Comprehensive income	$40,065	$39,790

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$—	$459,389	$646,847	$(127,633)	$(9,589)
Net income			22,372
Other comprehensive income, net of tax					17,693
Dividends on common shares at $1.22 per share			(20,111)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 25,028 common shares under share-based compensation awards, net of 11,646 common shares withheld to pay employee income taxes		(3,865)	528	2,500
Repurchase of 76,000 common shares to be held as treasury shares				(7,507)
Share-based compensation expense		1,254
Balance at March 31, 2020	$—	$456,777	$649,636	$(132,640)	$8,104

Balance at January 1, 2019, as previously presented	$—	$358,598	$614,069	$(90,373)	$(49,788)
Cumulative effect of change in accounting principle for leases, net of tax			(143)
Balance at January 1, 2019, as adjusted	—	358,598	613,926	(90,373)	(49,788)
Net income			25,455
Other comprehensive income, net of tax					14,335
Dividends on common shares at $1.21 per share			(19,137)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes		(2,480)	(273)	1,926
Repurchase of 86,650 common shares to be held as treasury shares				(8,502)
Share-based compensation expense		1,358
Balance at March 31, 2019	$—	$357,475	$619,971	$(96,949)	$(35,453)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$22,372	$25,455

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,153	2,498
Accretion of loan fees and costs, net	(1,866)	(1,583)
Depreciation of premises and equipment	2,507	2,133
Amortization of investment securities, net	388	353
Net (accretion) amortization of purchase accounting adjustments	(766)	32
Loss (gain) on equity securities, net	973	(1,742)
Loan originations to be sold in secondary market	(88,824)	(34,419)
Proceeds from sale of loans in secondary market	79,139	35,123
Gain on sale of loans in secondary market	(1,938)	(822)
Share-based compensation expense	1,254	1,358
Loss on sale of OREO, net	196	12
Bank owned life insurance income	(1,248)	(1,006)
Investment in qualified affordable housing tax credits amortization	1,829	1,812

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(219)	(281)
Increase in other assets	(4,593)	(1,118)
Decrease in other liabilities	(5,595)	(3,150)
Net cash provided by operating activities	$8,762	$24,655

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$1,216	$5,405
Proceeds from calls and maturities of:
Available-for-sale debt securities	47,922	44,066
Held-to-maturity debt securities	—	68
Purchases of:
Equity securities	(1,071)	—
Federal Reserve Bank stock	—	(2,585)
Net loan originations, portfolio loans	(6,818)	(47,909)
Investment in qualified affordable housing tax credits	(2,546)	(2,658)
Proceeds from the sale of OREO	383	181
Life insurance death benefits	—	584
Purchases of premises and equipment	(6,343)	(2,902)
Net cash provided by (used in) investing activities	$32,743	$(5,750)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2020	2019
Financing activities:
Net increase in deposits	$237,611	$64,389
Net decrease in short-term borrowings	(37,284)	(9,397)
Proceeds from issuance of long-term debt	—	25,000
Repayment of long-term debt	(52,500)	(50,000)
Value of common shares withheld to pay employee income taxes	(837)	(827)
Repurchase of common shares to be held as treasury shares	(7,507)	(8,502)
Cash dividends paid	(20,024)	(19,303)
Net cash provided by financing activities	$119,459	$1,360

Increase in cash and cash equivalents	160,964	20,265

Cash and cash equivalents at beginning of year	159,956	167,214

Cash and cash equivalents at end of period	$320,920	$187,479

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$12,723	$13,820

Non-cash items:
Loans transferred to OREO	$151	$568

Right-of-use assets obtained in exchange for lease obligations	7,755	10,970

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2020.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2019 ("Park's 2019 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2019 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for loan losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses. Additionally, the pandemic may particularly impact certain loan concentrations in the hotel, restaurant, arts, entertainment, and recreation, real estate, healthcare, and rental and leasing industries.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and issued accounting standards not yet effective for Park:

Adoption of New Accounting Pronouncements

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement by removing, modifying and adding certain requirements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt and remove or modify disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. The adoption of this guidance on January 1, 2020 did not have an impact on Park’s consolidated financial statements, but did impact disclosures.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting: In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective from March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on Park's consolidated financial statements, but Park will consider this guidance as contracts are transitioned from LIBOR to another reference rate.

Issued But Not Yet Effective Accounting Standards

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Section 4014 of the CARES Act provides financial institutions with optional temporary relief from having to comply with ASU 2016-13 including the CECL methodology for estimating the allowance for credit losses. This temporary relief will expire on the earlier of the date on which the national emergency concerning the COVID-19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

Park elected to delay the implementation of CECL following the approval of the CARES Act. The CECL standard requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. Much is still unknown about the economic impact of COVID-19 including the duration of the pandemic, future government programs that may be established as a result of the pandemic, and the resiliency of the U.S. economy, making any forecast subject to large fluctuations in the coming months. In this unprecedented situation, Park believes that adoption of the CECL model in the first quarter 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses.

With the delay, management is currently evaluating the impact of adoption of this new accounting guidance on Park’s consolidated financial statements. Adoption will be applied through a one-time cumulative-effect adjustment to retained earnings as of January 1, 2020. Management has developed a qualitative credit model and is completing the process of validation. Management is still finalizing the analysis of qualitative factors, to capture inherent risks, which are not included within the quantitative credit model. Management, along with Park’s CECL Committee, is in the process of implementing the accounting, processes, controls and governance required to comply with the new accounting guidance.

The Company is using a blend of multiple economic forecasts to estimate expected credit losses over a one-year reasonable and supportable forecast period and then revert, over a one-year period, to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated change in the allowance for credit losses as compared to Park's historical ALLL is primarily due to required increases for residential mortgage, home equity, and installment loans to address the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans as well as an increase in reserves on acquired non-impaired loans which have low reserve levels under the incurred loss accounting guidance. Offsetting declines in the allowance are expected for commercial and commercial real estate loans due to their short-term nature. Additionally, management expects an increase in the allowance for credit losses for unfunded commitments.

While adoption of this ASU is expected to increase the allowance for credit losses, it will not change the overall credit risk in the Company's loan, lease and securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts that exist at the adoption date.

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

ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses: In November 2018, the FASB issued ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendment in this ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases are to be accounted for in accordance with Topic 842, Leases. Park will consider this clarification in determining the appropriate adoption of ASU 2016-13.

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

Park has already adopted ASU 2016-01.  As a result, certain provisions in the amendments within ASU 2019-04 related to the same topics as ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of the provisions related to the same topics as ASU 2016-01 on January 1, 2020 did not have a material effect on Park’s consolidated financial statements.

For the amendments related to Topic 326 that clarify or address specific aspects of ASU 2016-13, Park will consider these clarifications in determining the appropriate adoption of ASU 2016-13.

Park has already adopted ASU 2017-12.  As a result, the amendments within ASU 2019-04 related to the same topics as ASU 2017-12 are effective as of January 1, 2020.  This ASU allows entities, like Park, that did not reclassify debt securities from HTM to AFS upon the adoption of ASU 2017-12 to reclassify these securities as of the adoption of ASU 2019-04.  Park has considered this option and, effective September 1, 2019, reclassified all HTM debt securities to AFS. The transfer occurred at fair value and resulted in an unrealized gain, net of taxes, of $19.1 million being recorded in other comprehensive income.

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

ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses: In November 2019, the FASB issued ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU represents changes to clarify, correct errors in, or improve the ASC related to five topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Park will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

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

ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815: In January 2020, the FASB issued ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU represents changes to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance will not have a material impact on Park's consolidated financial statements.

ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842): In February 2020, the FASB issued ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU represents changes to clarify or improve the ASC. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. It also addresses transition and open effective date information for Topic 842. Park will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

ASU 2020-03 - Codification Improvements to Financial Instruments: In March 2020, the FASB issued ASU 2020-03 - Codification Improvements to Financial Instruments. This ASU represents changes to clarify or improve the ASC related to seven topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Issues 1, 2, 3, 4 and 5 are conforming amendments and for public entities were effective upon the issuance of the standard. Issues 6 and 7 are amendments that affect the guidance in ASU 2016-13. Park will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

Note 3 - Business Combinations

CAB Financial Corporation

On April 1, 2019, CAB Financial Corporation, a South Carolina corporation, merged with and into Park, with Park continuing as the surviving entity pursuant to the Agreement and Plan of Merger and Reorganization (the "CABF Merger Agreement"), dated as of September 12, 2018, by and between Park and CABF. Immediately following the CABF merger into Park, Carolina Alliance Bank, a South Carolina state-chartered bank and a wholly-owned subsidiary of CABF, was merged with and into PNB, with PNB as the surviving bank. In accordance with the transactions completed by the CABF Merger Agreement (the "Carolina Alliance acquisition"), CABF shareholders received for each share of their CABF common stock (i) $3.80 in cash (the cash consideration) and (ii) 0.1378 of a Park common share (the stock consideration). CABF stock options and restricted stock awards were fully vested (with any performance-based vesting condition deemed satisfied) and canceled and converted automatically into the right to receive merger consideration.

Purchase consideration consisted of 1,037,205 Park common shares, valued at $98.3 million, and $28.6 million in cash to acquire 100% of CABF's outstanding shares of common stock. The Carolina Alliance acquisition is expected to provide additional revenue growth and geographic diversification.

Carolina Alliance's results of operations were included in Park's results beginning April 1, 2019. For the three months ended March 31, 2020 and 2019, Park recorded merger-related expenses of $234,000 and $205,000, respectively, associated with the Carolina Alliance acquisition.

Goodwill of $46.9 million arising from the Carolina Alliance acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of PNB and Carolina Alliance. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.

The following table summarizes the consideration paid in the Carolina Alliance acquisition and the amounts of the assets acquired and liabilities assumed at their fair value:

(in thousands)
Consideration
Cash	$28,630
Park common shares	98,275
Fair value of total consideration transferred	$126,905

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$23,799
Securities	97,606
Loans	578,577
Premises and equipment	8,337
Core deposit intangibles	8,207
Other assets	32,123
Total assets acquired	748,649

Deposits	632,649
Other liabilities	35,951
Total liabilities assumed	668,600

Net identifiable assets	80,049

Goodwill	$46,856

Park accounted for the Carolina Alliance acquisition using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations.

The fair value of net assets acquired includes fair value adjustments to loans that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, Park believed that all contractual cash flows related to these loans would be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans which have shown evidence of credit deterioration since origination.  Loans acquired that were not subject to these requirements included non-impaired loans with a fair value and gross contractual amounts receivable of $560.2 million and $572.6 million, respectively, on the date of acquisition.

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

The following table presents supplemental pro forma information as if the Carolina Alliance acquisition had occurred as of January 1, 2019. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the respective transactions, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Three months ended March 31,
(dollars in thousands, except per share data)	2020	2019
Net interest income	$76,254	$75,114
Net income	$22,540	$27,220
Basic earnings per share	$1.38	$1.63
Diluted earnings per share	$1.37	$1.62

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month periods ended March 31, 2020 and 2019, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2020, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of states and political subdivisions	$302,329	$18,516	$79	$320,766
U.S. Government sponsored entities' asset-backed securities	836,860	26,900	127	863,633
Total	$1,139,189	$45,416	$206	$1,184,399

Investment securities in an unrealized loss position at March 31, 2020, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
Obligations of states and political subdivisions	$3,164	$79	$—	$—	$3,164	$79
U.S. Government sponsored entities' asset-backed securities	—	—	21,057	127	21,057	127
Total	$3,164	$79	$21,057	$127	$24,221	$206

Investment securities at December 31, 2019, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of states and political subdivisions	$302,928	$17,563	$—	$320,491
U.S. Government sponsored entities' asset-backed securities	884,571	10,862	6,223	889,210
Total	$1,187,499	$28,425	$6,223	$1,209,701

Investment securities in an unrealized loss position at December 31, 2019, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223
Total	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223

Management does not believe any of the unrealized losses at March 31, 2020 or December 31, 2019 represented other-than-temporary impairment. The unrealized losses are primarily the result of interest rate changes. These conditions will not prohibit Park from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss attributable to credit will be recognized in net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2020, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Debt securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)

U.S. Government sponsored entities' asset-backed securities	$836,860	$863,633	2.39%

Obligations of state and political subdivisions:
Due five through ten years	$38,050	$40,271	3.80%
Due over ten years	264,279	280,495	3.66%
Total (1)	$302,329	$320,766	3.68%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of investment securities during the three-month periods ended March 31, 2020 or 2019.

Investment securities having an amortized cost of $597 million and $585 million at March 31, 2020 and December 31, 2019, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 5 – Other Investment Securities

Other investment securities consist of stock investments in the FHLB, the FRB, and equity securities. The FHLB and FRB stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost"). Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

The carrying amounts of other investment securities at March 31, 2020 and December 31, 2019 were as follows:

(In thousands)	March 31, 2020	December 31, 2019
FHLB stock	$28,843	$30,060
FRB stock	14,653	14,653
Equity investments carried at fair value	1,982	1,993
Equity investments carried at modified cost (1)	2,689	2,689
Equity investments carried at net asset value	20,521	20,411
Total other investment securities	$68,688	$69,806
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended March 31, 2020 and 2019, the FHLB repurchased 12,163 and 54,053 shares, respectively, of FHLB stock with a book value of $1.2 million and $5.4 million, respectively. During the three months ended March 31, 2019, Park purchased 51,722 shares of FRB stock, with a book value of $2.6 million. No shares of FRB stock were purchased during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, $(769,000) and $121,000, respectively, of unrealized (losses) gains on equity investments carried at fair value were recorded within "(Loss) gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the three months ended March 31, 2020 and 2019, $(0.2) million and $1.6 million, respectively, of (losses) gains on equity investments carried at NAV were recorded within “(Loss) gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 6 – Loans

The composition of the loan portfolio, by class of loan, at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020			December 31, 2019
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,202,857	$4,577	$1,207,434	$1,185,110	$4,393	$1,189,503
Commercial real estate *	1,627,426	5,617	1,633,043	1,609,413	5,571	1,614,984
Construction real estate:
Commercial	232,327	722	233,049	233,637	826	234,463
Mortgage	101,401	243	101,644	96,574	228	96,802
Installment	1,350	5	1,355	1,488	4	1,492
Residential real estate:
Commercial	466,002	1,187	467,189	479,081	1,339	480,420
Mortgage	1,178,621	1,490	1,180,111	1,176,316	1,381	1,177,697
HELOC	220,571	934	221,505	224,766	1,113	225,879
Installment	11,775	31	11,806	12,563	32	12,595
Consumer	1,451,297	4,206	1,455,503	1,452,375	4,314	1,456,689
Leases	28,892	17	28,909	30,081	20	30,101
Total loans	$6,522,519	$19,029	$6,541,548	$6,501,404	$19,221	$6,520,625
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $16.3 million at both March 31, 2020 and December 31, 2019, which represented a net deferred income position at each date. At March 31, 2020 and December 31, 2019, loans included purchase accounting adjustments of $10.4 million and $11.7 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment related to loans which are not PCI, is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.6 million and $2.2 million had been reclassified to loans at March 31, 2020 and December 31, 2019, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing by class of loan at March 31, 2020 and December 31, 2019:

	March 31, 2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$21,330	$8,224	$18	$29,572
Commercial real estate	43,950	6,197	638	50,785
Construction real estate:
Commercial	452	—	—	452
Mortgage	18	95	—	113
Installment	—	18	—	18
Residential real estate:
Commercial	5,581	—	—	5,581
Mortgage	14,383	8,806	636	23,825
HELOC	1,600	997	6	2,603
Installment	367	2,005	4	2,376
Consumer	2,544	1,076	366	3,986
Leases	129	—	187	316
Total loans	$90,354	$27,418	$1,855	$119,627

	December 31, 2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$26,776	$6,349	$28	$33,153
Commercial real estate	39,711	2,080	625	42,416
Construction real estate:
Commercial	453	—	—	453
Mortgage	25	84	—	109
Installment	72	5	—	77
Residential real estate:
Commercial	2,025	—	—	2,025
Mortgage	15,271	8,826	1,209	25,306
HELOC	2,062	1,010	44	3,116
Installment	462	1,964	—	2,426
Consumer	3,089	980	645	4,714
Leases	134	—	186	320
Total loans	$90,080	$21,298	$2,737	$114,115

The following table provides additional information regarding those nonaccrual and accruing TDR loans that are individually evaluated for impairment and those collectively evaluated for impairment at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$29,554	$29,542	$12	$33,125	$33,088	$37
Commercial real estate	50,147	50,147	—	41,791	41,791	—
Construction real estate:
Commercial	452	452	—	453	453	—
Mortgage	113	—	113	109	—	109
Installment	18	—	18	77	—	77
Residential real estate:
Commercial	5,581	5,581	—	2,025	2,025	—
Mortgage	23,189	—	23,189	24,097	—	24,097
HELOC	2,597	—	2,597	3,072	—	3,072
Installment	2,372	—	2,372	2,426	—	2,426
Consumer	3,620	—	3,620	4,069	—	4,069
Leases	129	129	—	134	134	—
Total loans	$117,772	$85,851	$31,921	$111,378	$77,491	$33,887

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial, financial and agricultural	$17,334	$17,137	$—	$21,194	$21,010	$—
Commercial real estate	49,676	49,593	—	41,696	41,471	—
Construction real estate:
Commercial	452	452	—	453	453	—
Residential real estate:
Commercial	5,545	5,478	—	1,921	1,854	—
Leases	—	—	—	—	—	—
With an allowance recorded
Commercial, financial and agricultural	12,586	12,405	5,365	12,289	12,078	5,104
Commercial real estate	554	554	96	320	320	35
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	103	103	25	171	171	42
Leases	129	129	45	134	134	49
Total	$86,379	$85,851	$5,531	$78,178	$77,491	$5,230

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2020 and December 31, 2019, there were $0.6 million and $0.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $181,000 and $210,000, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2020 and December 31, 2019, of $5.5 million and $5.2 million, respectively. These loans with specific reserves had a recorded investment of $13.2 million and $12.7 million at March 31, 2020 and December 31, 2019, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In thousands)	Recorded Investment at March 31, 2020	Average Recorded Investment	Interest Income Recognized	Recorded Investment at March 31, 2019	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$29,542	$31,657	$204	$14,844	$14,924	$47
Commercial real estate	50,147	44,457	481	31,138	28,851	271
Construction real estate:
Commercial	452	424	4	2,879	2,239	12
Residential real estate:
Commercial	5,581	2,925	23	2,046	2,588	20
Leases	129	132	—	—	—	—
Total	$85,851	$79,595	$712	$50,907	$48,602	$350

The following tables present the aging of the recorded investment in past due loans at March 31, 2020 and December 31, 2019 by class of loan.

	March 31, 2020
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$5,229	$12,515	$17,744	$1,189,690	$1,207,434
Commercial real estate	1,844	1,604	3,448	1,629,595	1,633,043
Construction real estate:
Commercial	—	25	25	233,024	233,049
Mortgage	176	—	176	101,468	101,644
Installment	30	—	30	1,325	1,355
Residential real estate:
Commercial	55	1,002	1,057	466,132	467,189
Mortgage	12,786	8,021	20,807	1,159,304	1,180,111
HELOC	490	737	1,227	220,278	221,505
Installment	221	249	470	11,336	11,806
Consumer	5,868	1,096	6,964	1,448,539	1,455,503
Leases	30	187	217	28,692	28,909
Total loans	$26,729	$25,436	$52,165	$6,489,383	$6,541,548
(1) Includes an aggregate of $1.9 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $66.8 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2019
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$582	$12,407	$12,989	$1,176,514	$1,189,503
Commercial real estate	160	1,143	1,303	1,613,681	1,614,984
Construction real estate:
Commercial	—	—	—	234,463	234,463
Mortgage	397	—	397	96,405	96,802
Installment	24	—	24	1,468	1,492
Residential real estate:
Commercial	—	908	908	479,512	480,420
Mortgage	12,841	9,153	21,994	1,155,703	1,177,697
HELOC	652	779	1,431	224,448	225,879
Installment	164	338	502	12,093	12,595
Consumer	6,561	1,621	8,182	1,448,507	1,456,689
Leases	368	186	554	29,547	30,101
Total loans	$21,749	$26,535	$48,284	$6,472,341	$6,520,625
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
        (2) Includes an aggregate of $66.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at March 31, 2020 and December 31, 2019 is included in the tables above.The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at March 31, 2020 and December 31, 2019 for all commercial loans:

	March 31, 2020
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$11,490	$—	$29,554	$620	$1,165,770	$1,207,434
Commercial real estate *	9,793	186	50,147	9,337	1,563,580	1,633,043
Construction real estate:
Commercial	4,857	—	452	1,032	226,708	233,049
Residential real estate:
Commercial	549	26	5,581	1,583	459,450	467,189
Leases	—	—	129	340	28,440	28,909
Total commercial loans	$26,689	$212	$85,863	$12,912	$3,443,948	$3,569,624
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.
(1) There were no loans acquired with deteriorated credit quality which were nonaccrual or TDRs at March 31, 2020.

	December 31, 2019
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$11,981	$3	$33,125	$966	$1,143,428	$1,189,503
Commercial real estate *	6,796	945	41,791	9,182	1,556,270	1,614,984
Construction real estate:
Commercial	4,857	1	453	1,044	228,108	234,463
Residential real estate:
Commercial	3,839	30	2,025	1,754	472,772	480,420
Leases	—	—	134	523	29,444	30,101
Total Commercial Loans	$27,473	$979	$77,528	$13,469	$3,430,022	$3,549,471
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

Loans and Leases Acquired with Deteriorated Credit Quality

In conjunction with the NewDominion Bank acquisition, Park acquired loans with a book value of $277.9 million as of July 1, 2018. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2020 and December 31, 2019 was $2.9 million and $3.0 million, respectively, while the outstanding customer balance was $3.0 million and $3.2 million, respectively. At March 31, 2020 and December 31, 2019, an allowance for loan losses of $6,000 and $101,000, respectively, had been recognized related to the acquired impaired loans.

In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of April 1, 2019. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality with a book value of $19.9 million were recorded at the initial fair value of $18.4 million. The carrying amount of loans and leases acquired with deteriorated credit quality at March 31, 2020 and December 31, 2019 was $10.9 million and $11.3 million, respectively, while the outstanding customer balance was $13.3 million and $13.8 million, respectively. At March 31, 2020 and December 31, 2019, an allowance for loan losses of $113,000 and $167,000, respectively, had been recognized related to the acquired impaired loans and leases.

Troubled Debt Restructurings

Management typically classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. A court's discharge of a borrower's debt in a Chapter 7 bankruptcy is considered a concession when the borrower does not reaffirm the discharged debt.

Additionally, Park is working with borrowers impacted by the COVID-19 pandemic and providing modifications to include either interest only deferral or principal and interest deferral, in each case, for initial periods up to 90 days. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. In accordance with this guidance, modified loans will be considered current and will continue to accrue interest during the deferral period.

Certain other loans which were modified during the three-month periods ended March 31, 2020 and March 31, 2019 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At March 31, 2020 and December 31, 2019, there were $26.6 million and $34.3 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2020 and December 31, 2019, $15.9 million and $23.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. At March 31, 2020 and December 31, 2019, loans with a recorded investment of $27.4 million and $21.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At March 31, 2020 and December 31, 2019, Park had commitments to lend $10.7 million and $7.9 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At March 31, 2020 and December 31, 2019, there were $2.1 million and $2.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2020 and 2019 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. There were no additional specific reserves recorded during either of the three-month periods ended March 31, 2020 or March 31, 2019 as a result of TDRs identified in the period.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were no TDR classifications removed during the three-month period ended March 31, 2020. The TDR classification was removed on $23,000 of loans during the three-month period ended March 31, 2019.

The terms of certain other loans were modified during the three-month periods ended March 31, 2020 and March 31, 2019 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were $0.1 million of substandard commercial loans modified during the three-month period ended March 31, 2020 which did not meet the definition of a TDR. There were no substandard commercial loans modified during the three-month period ended March 31, 2019 which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during the three-month period ended March 31, 2020 which did not meet the definition of a TDR had a total recorded investment of $12.2 million. Consumer loans with a recorded investment of $7.2 million were modified during the three-month periods ended March 31, 2019, and did not meet the definition of a TDR. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds. Additionally, there were $270,000 and $440,000 of modified PCI loans that were accounted for under a pooled approach as of March 31, 2020 and December 31, 2019, respectively, that did not meet the definition of a TDR.

Through March 31, 2020, Park modified $248.1 million of commercial loans and $5.0 million of consumer loans in COVID-19 related modifications. Of these COVID-19 modifications, $5.5 million of commercial loans and $27,000 of consumer loans were already classified as TDRs due to previous modifications. The remaining loans met the exclusion criteria for TDR accounting either in Section 4013 of the CARES Act or applicable interagency guidance.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2020 and March 31, 2019, as well as the recorded investment of these contracts at March 31, 2020 and March 31, 2019. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended March 31, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	4	$—	$1,094	$1,094
Commercial real estate	2	1,136	60	1,196
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	11	—	11
Installment	1	15	—	15
Residential real estate:
Commercial	—	—	—	—
Mortgage	6	111	280	391
HELOC	3	101	9	110
Installment	8	110	17	127
Consumer	57	112	352	464
Total loans	82	$1,596	$1,812	$3,408

	Three Months Ended March 31, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	5	$—	$472	$472
Commercial real estate	2	—	2,215	2,215
Construction real estate:
Commercial	1	480	—	480
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	8	54	510	564
HELOC	3	—	81	81
Installment	8	94	95	189
Consumer	69	24	535	559
Total loans	96	$652	$3,908	$4,560

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2020, $0.3 million were on nonaccrual status at December 31, 2019. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2019, $0.7 million were on nonaccrual status at December 31, 2018.

The following tables present the recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2020 and March 31, 2019, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	2	$4,068	6	$153
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	77	—	—
Installment	1	15	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	4	443	3	68
HELOC	4	71	5	68
Installment	1	17	1	28
Consumer	36	369	40	343
Leases	—	—	—	—
Total loans	49	$5,060	55	$660

Of the $5.1 million in modified TDRs which defaulted during the three-month period ended March 31, 2020, $4.5 million were accruing loans and $0.5 million were nonaccrual loans. Of the $0.7 million in modified TDRs which defaulted during the three-month period ended March 31, 2019, $9,000 were accruing loans and $0.7 million were nonaccrual loans.

Note 7 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including the overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Park's 2019 Form 10-K.

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

•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors have been determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At March 31, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for approximately one half of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. The environmental loss factors were updated in the first quarter of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% at December 31, 2019 to 0.675% at March 31, 2020. This was the result of adjusting the factors for Ohio unemployment, percent change in Ohio GDP and the consumer confidence near the top end of Park's established range. This increase considered the current economic environment as a result of the COVID-19 pandemic, modification programs Park has put in place, and the overall uncertainty of the economic impact of the pandemic. Management will continue to evaluate this estimate of incurred losses as new information becomes available.

For the consumer portfolio, a specific COVID-19 factor was added to each segment equal to 25% of the 120-month historical loss factor. This increase considers the payment deferrals being provided to consumer loan customers as well as the likely delays in delinquencies and charge-offs as a result.

Much is still unknown about the economic impact of COVID-19, including the duration of the pandemic, future government programs that may be established as a result of the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate this estimate of incurred losses as new information becomes available. Given uncertainty about the magnitude and length of the COVID-19 pandemic and related economic shutdown, additional loan loss provisions may be required that would adversely impact earnings in future periods.

The activity in the allowance for loan losses for the three-month periods ended March 31, 2020 and March 31, 2019 is summarized in the following tables.

	Three Months Ended March 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	523	—	6	71	2,085	—	2,685
Recoveries	700	300	230	96	1,030	—	2,356
Net (recoveries)/charge-offs	(177)	(300)	(224)	(25)	1,055	—	329
Provision/(recovery)	1,164	1,062	(42)	382	2,572	15	5,153
Ending balance	$21,544	$11,591	$5,493	$9,017	$13,728	$130	$61,503

	Three Months Ended March 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	198	54	—	29	2,706	—	2,987
Recoveries	416	59	88	382	1,400	—	2,345
Net (recoveries)/charge-offs	(218)	(5)	(88)	(353)	1,306	—	642
Provision	342	420	13	86	1,637	—	2,498
Ending balance	$17,337	$10,193	$4,564	$9,170	$12,104	$—	$53,368

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2020 and December 31, 2019, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2020 and December 31, 2019, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2019 Form 10-K).

The composition of the allowance for loan losses at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,365	$96	$—	$25	$—	$45	$5,531
Collectively evaluated for impairment	16,138	11,487	5,493	8,922	13,728	85	55,853
Acquired with deteriorated credit quality	41	8	—	70	—	—	119
Total ending allowance balance	$21,544	$11,591	$5,493	$9,017	$13,728	$130	$61,503

Loan balance:
Loans individually evaluated for impairment	$29,500	$49,984	$452	$5,581	$—	$129	$85,646
Loans collectively evaluated for impairment	1,172,741	1,568,199	333,500	1,868,949	1,451,296	28,423	6,423,108
Loans acquired with deteriorated credit quality	616	9,243	1,126	2,439	1	340	13,765
Total ending loan balance	$1,202,857	$1,627,426	$335,078	$1,876,969	$1,451,297	$28,892	$6,522,519

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	18.19%	0.19%	—%	0.45%	—%	34.88%	6.46%
Loans collectively evaluated for impairment	1.38%	0.73%	1.65%	0.48%	0.95%	0.30%	0.87%
Loans acquired with deteriorated credit quality	6.66%	0.09%	—%	2.87%	—%	—%	—%
Total	1.79%	0.71%	1.64%	0.48%	0.95%	0.45%	0.94%

Recorded investment:
Loans individually evaluated for impairment	$29,542	$50,147	$452	$5,581	$—	$129	$85,851
Loans collectively evaluated for impairment	1,177,272	1,573,559	334,467	1,872,578	1,455,502	28,440	6,441,818
Loans acquired with deteriorated credit quality	620	9,337	1,129	2,452	1	340	13,879
Total ending recorded investment	$1,207,434	$1,633,043	$336,048	$1,880,611	$1,455,503	$28,909	$6,541,548

	December 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,104	$35	$—	$42	$—	$49	$5,230
Collectively evaluated for impairment	14,948	10,187	5,311	8,458	12,211	66	51,181
Acquired with deteriorated credit quality	151	7	—	110	—	—	268
Total ending allowance balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679

Loan balance:
Loans individually evaluated for impairment	$33,077	$41,770	$453	$2,025	$—	$134	$77,459
Loans collectively evaluated for impairment	1,151,073	1,558,550	330,106	1,888,088	1,452,373	29,424	6,409,614
Loans acquired with deteriorated credit quality (1)	960	9,093	1,140	2,613	2	523	14,331
Total ending loan balance	$1,185,110	$1,609,413	$331,699	$1,892,726	$1,452,375	$30,081	$6,501,404

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.43%	0.08%	—%	2.07%	—%	36.57%	6.75%
Loans collectively evaluated for impairment	1.30%	0.65%	1.61%	0.45%	0.84%	0.22%	0.80%
Loans acquired with deteriorated credit quality	15.73%	0.08%	—%	4.21%	—%	—%	1.87%
Total	1.70%	0.64%	1.60%	0.45%	0.84%	0.38%	0.87%

Recorded investment:
Loans individually evaluated for impairment	$33,088	$41,791	$453	$2,025	$—	$134	$77,491
Loans collectively evaluated for impairment	1,155,449	1,564,011	331,161	1,891,941	1,456,687	29,444	6,428,693
Loans acquired with deteriorated credit quality (1)	966	9,182	1,143	2,625	2	523	14,441
Total ending recorded investment	$1,189,503	$1,614,984	$332,757	$1,896,591	$1,456,689	$30,101	$6,520,625
 (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration or modification post acquisition. These loans had a balance of $5,000, a recorded investment of $6,000, and no allowance as of December 31, 2019.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2020 and December 31, 2019, respectively, Park had $23.9 million and $12.3 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan segments in Note 6 - Loans, and Note 7 - Allowance for Loan Losses. The contractual balance was $23.6 million and $12.1 million at March 31, 2020 and December 31, 2019, respectively. The gain expected upon sale was $328,000 and $153,000 at March 31, 2020 and December 31, 2019, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2020 or December 31, 2019.

Note 9 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three months ended March 31, 2020 and 2019.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	289	289
March 31, 2019	$112,739	$6,682	$119,421

December 31, 2019	$159,595	$11,523	$171,118
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	606	606
March 31, 2020	$159,595	$10,917	$170,512

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2019, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During the first quarter of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analysis performed during the first quarter of 2020, the Company determined that goodwill was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$3,539	$14,456	$2,933
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$4,839	$15,756	$4,233

During 2019, Park announced its 2020 rebranding initiative to operate all 12 banking divisions of PNB under one name. The NewDominion trade name intangible was initially recorded assuming an indefinite useful life. Considering Park's rebranding initiative, Park concluded that the trade name intangible represents a definite useful life asset, and impairment was recorded during the fourth quarter of 2019.

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $606,000 and $289,000 for the three months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Nine months ending December 31, 2020	$1,657
2021	1,798
2022	1,487
2023	1,323
2024	1,215

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Affordable housing tax credit investments	$51,241	$53,070
Unfunded commitments	23,348	25,894

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2020 and 2029.
Park recognized amortization expense of $1.8 million for each of the three months ended March 31, 2020 and 2019, which was included within the provision for income taxes. Additionally, during the three months ended March 31, 2020 and 2019, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $1.7 million and $2.2 million, respectively, which was included within the provision for income taxes.

Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at March 31, 2020 and December 31, 2019 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2020	December 31, 2019
OREO:
Commercial real estate	$2,295	$2,295
Construction real estate	530	879
Residential real estate	775	855
Total OREO	$3,600	$4,029

Loans in process of foreclosure:
Residential real estate	$2,978	$3,959

In addition to real estate, Park may also repossess different types of collateral. As of March 31, 2020 and December 31, 2019, Park had $4.1 million and $4.2 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. For both periods presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.47 billion at March 31, 2020, $1.45 billion at December 31, 2019 and $1.39 billion at March 31, 2019. At March 31, 2020, $2.3 million of the sold mortgage loans were sold with recourse, compared to $2.3 million at December 31, 2019 and $2.4 million at March 31, 2019. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2020 and December 31, 2019, management had established reserves of $3,000 and $25,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,070	$10,178
Additions	731	262
Amortization	(507)	(301)
Changes in valuation allowance	(1,526)	(57)
Carrying amount, net, end of period	$8,768	$10,082

Valuation allowance:
Beginning of period	$825	$232
Changes in valuation allowance	1,526	57
End of period	$2,351	$289

Servicing fees included in other service income were $0.9 million for each of the three months ended March 31, 2020 and 2019.

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

Management elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) the lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Park elected the practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease components. Additionally, Park has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a cash basis.

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At March 31, 2020 and December 31, 2019, all of Park's leases were classified as operating leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amount of Park's ROU asset and lease liability at March 31, 2020 was $20.7 million and $21.5 million, respectively. At December 31, 2019, the carrying amount of Park's ROU asset and lease liability was $13.7 million and $14.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three months ended March 31, 2020 and 2019 was as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$848	$663
Sublease income	(97)	(93)
Total lease cost	$751	$570

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$872	$656
ROU assets obtained in exchange for new operating lease liabilities	$7,755	$—
Reductions to ROU assets resulting from reductions to lease obligations	$(756)	$(578)

At March 31, 2020 and December 31, 2019, Park's operating leases had a weighted average remaining term of 8.1 years and 7.2 years, respectively. The weighted average discount rate of Park's operating leases was 2.6% and 3.1% at March 31, 2020 and December 31, 2019, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2020
9 months ending December 31, 2020	$2,720
2021	3,352
2022	3,220
2023	3,118
2024	2,350
Thereafter	9,001
Total undiscounted minimum lease payments	$23,761
Present value adjustment	(2,279)
Total lease liabilities	$21,482

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

At March 31, 2020 and December 31, 2019, Park's repurchase agreement borrowings totaled $168 million and $176 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $218 million and $200 million at March 31, 2020 and December 31, 2019, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2020 and December 31, 2019, Park had $703 million and $756 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$168,373	$—	$—	$—	$168,373

	December 31, 2019
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$175,657	$—	$—	$—	$175,657

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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both March 31, 2020 and December 31, 2019 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $34.7 million at March 31, 2020 and $35.5 million at December 31, 2019.

All of the Company's interest rate swaps were determined to be fully effective during the three months ended March 31, 2020. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of March 31, 2020 and December 31, 2019 follows:

	March 31, 2020		December 31, 2019
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$34,650	$25,000	$35,503
Weighted average pay rates	2.595%	4.685%	2.595%	4.695%
Weighted average receive rates	1.836%	4.685%	2.002%	4.695%
Weighted average maturity (years)	2.2	10.1	2.5	10.2
Unrealized losses	$1,186	$—	$575	$—

Interest (expense) income recorded on swap transactions was $(46,000) and $8,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in AOCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(483)	$—	$—

	Three Months Ended March 31, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(206)	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	34,650	4,617
Matched interest rate swaps with counterparty	—	—
Total included in other assets	$34,650	$4,617

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(1,186)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—
Matched interest rate swaps with counterparty	34,650	(4,617)
Total included in other liabilities	$59,650	$(5,803)

(In thousands)	December 31, 2019
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	24,421	1,781
Matched interest rate swaps with counterparty	11,083	89
Total included in other assets	$35,504	$1,870

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(575)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	11,083	(89)
Matched interest rate swaps with counterparty	24,421	(1,781)
Total included in other liabilities	$60,504	$(2,445)

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

At March 31, 2020 and December 31, 2019, Park had $88.0 million and $15.9 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $1.0 million and $221,000 at March 31, 2020 and December 31, 2019, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2020, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 16 – Accumulated Other Comprehensive (Loss) Income

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month periods ended March 31, 2020 and 2019:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding loss on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at January 1, 2020	$(26,674)	$(454)	$17,539	$(9,589)
Other comprehensive (loss) income before reclassifications	—	(483)	18,176	17,693
Net current period other comprehensive (loss) income	—	(483)	18,176	17,693
Ending balance at March 31, 2020	$(26,674)	$(937)	$35,715	$8,104

Beginning balance at January 1, 2019	$(29,672)	$—	$(20,116)	$(49,788)
Other comprehensive loss (income) before reclassifications	—	(206)	14,541	14,335
Net current period other comprehensive (loss) income	—	(206)	14,541	14,335
Ending balance at March 31, 2019	$(29,672)	$(206)	$(5,575)	$(35,453)

During the three-month periods ended March 31, 2020 and 2019, there were no reclassifications out of accumulated other comprehensive income (loss).

Note 17 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2020	2019
Numerator:
Net income	$22,372	$25,455
Denominator:
Weighted-average common shares outstanding	16,303,602	15,651,541
Effect of dilutive PBRSUs and TBRSUs	122,279	93,236
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,425,881	15,744,777
Earnings per common share:
Basic earnings per common share	$1.37	$1.63
Diluted earnings per common share	$1.36	$1.62

Park awarded 62,265 and 58,740 PBRSUs to certain employees during the three months ended March 31, 2020 and 2019, respectively. Park repurchased 76,000 and 86,650 common shares during the three months ended March 31, 2020 and 2019, respectively, to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions).

Note 18 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segments for the Corporation are its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio), and GFSC. "All Other", which primarily consists of Park as the "Parent Company" and SEPH, is shown to reconcile the segment totals to the Consolidated Condensed Statements of Income.

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

	Operating Results for the three months ended March 31, 2020
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$75,214	$1,152	$(83)	$76,283
Provision for (recovery of) loan losses	5,534	277	(658)	5,153
Other income (loss)	23,481	32	(1,027)	22,486
Other expense	61,368	765	4,143	66,276
Income (loss) before income taxes	$31,793	$142	$(4,595)	$27,340
Income tax expense (benefit)	5,885	30	(947)	4,968
Net income (loss)	$25,908	$112	$(3,648)	$22,372

Assets (at March 31, 2020)	$8,673,683	$24,354	$21,254	$8,719,291

	Operating Results for the three months ended March 31, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$66,282	$1,325	$169	$67,776
Provision for (recovery of) loan losses	2,440	145	(87)	2,498
Other income	20,708	32	1,285	22,025
Other expense	51,974	845	4,008	56,827
Income (loss) before income taxes	$32,576	$367	$(2,467)	$30,476
Income tax expense (benefit)	5,884	80	(943)	5,021
Net income (loss)	$26,692	$287	$(1,524)	$25,455

Assets (at March 31, 2019)	$7,801,148	$30,238	$20,860	$7,852,246

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month periods ended March 31, 2020 and 2019. The reconciling amounts for consolidated total assets for the periods ended March 31, 2020 and 2019 consisted of the elimination of intersegment borrowings and the assets of the Parent Company and SEPH which were not eliminated.

Note 19 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of March 31, 2020, there were 18,732 common shares subject to PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of

Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2020, 537,735 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2020, 113,700 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

During the three months ended March 31, 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 62,265 common shares to certain employees of Park and its subsidiaries. During the three months ended March 31, 2019, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 common shares to certain employees of Park and its subsidiaries. As of March 31, 2020, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the three months ended March 31, 2020 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2020	194,722
Granted	62,265
Vested	(36,674)
Forfeited	(688)
Adjustment for performance conditions of PBRSUs (1)	(5,399)
Nonvested at March 31, 2020 (2)	214,226
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of March 31, 2020, an aggregate of 180,626 PBRSUs and TBRSUs are expected to vest.

On March 31, 2020, an aggregate of 36,674 of the PBRSUs granted in 2016 and 2017 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 11,646 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 25,028 common shares being issued to employees of Park. On March 31, 2019, 27,719 of the PBRSUs granted in 2015 and 2016 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 8,736 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 18,983 common shares being issued to employees of Park.

Share-based compensation expense of $1.3 million and $1.4 million was recognized for the three-month periods ended March 31, 2020 and 2019, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at March 31, 2020:

(In thousands)
Nine months ending December 31, 2020	$3,663
2021	3,614
2022	2,389
2023	1,002
2024	163
Total	$10,831

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month periods ended March 31, 2020 and 2019.

The following table shows the components of net periodic pension benefit expense:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2020	2019
Service cost	$2,080	$1,468	Employee benefits
Interest cost	1,320	1,373	Other components of net periodic pension benefit income
Expected return on plan assets	(3,603)	(3,026)	Other components of net periodic pension benefit income
Recognized net actuarial loss and prior service costs	294	470	Other components of net periodic pension benefit income
Net periodic pension benefit expense	$91	$285

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2020	2019
Service cost	$364	$201	Employee benefits
Interest cost	134	165	Miscellaneous expense
Total SERP expense	$498	$366

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	—	320,766		320,766
U.S. Government sponsored entities’ asset-backed securities	—	863,633	—	863,633
Equity securities	1,519	—	463	1,982
Mortgage loans held for sale	—	23,901	—	23,901
Mortgage IRLCs	—	1,035	—	1,035
Loan interest rate swaps	—	4,617	—	4,617

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	1,186	—	1,186
Loan interest rate swaps	—	4,617	—	4,617

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$320,491	$—	$320,491
U.S. Government sponsored entities’ asset-backed securities	—	889,210	—	889,210
Equity securities	1,537	—	456	1,993
Mortgage loans held for sale	—	12,278	—	12,278
Mortgage IRLCs	—	221	—	221
Loan interest rate swaps	—	1,870	—	1,870

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	575	—	575
Loan interest rate swaps	—	1,870	—	1,870

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using market prices for similar product types and, therefore, are classified in Level 2.

The tables below present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2020 and 2019, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2020 and 2019

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2020	$456	$(226)
Total gains/(losses)
Included in other income	7	—
Balance at March 31, 2020	$463	$(226)

Balance at January 1, 2019	$424	$(226)
Total gains/(losses)
Included in other income	9	—
Balance at March 31, 2019	$433	$(226)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis described below:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Collateral dependent impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, updated independent valuations are obtained annually for all impaired loans in accordance with Company policy.

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of March 31, 2020 and December 31, 2019, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of March 31, 2020, there were no PCI loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at March 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,990	$1,990
Residential real estate	—	—	164	164
Total impaired loans recorded at fair value	$—	$—	$2,154	$2,154

MSRs	$—	$8,762	$—	$8,762

OREO recorded at fair value:
Commercial real estate	—	—	2,295	2,295
Residential real estate	—	—	682	682
Total OREO recorded at fair value	$—	$—	$2,977	$2,977

Other repossessed assets	$—	$—	$3,599	$3,599

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,873	$1,873
Residential real estate	—	—	217	217
Total impaired loans recorded at fair value	$—	$—	$2,090	$2,090

MSRs	$—	$5,797	$—	$5,797

OREO recorded at fair value:
Commercial real estate	—	—	2,295	2,295
Residential real estate	—	—	738	738
Total OREO recorded at fair value	$—	$—	$3,033	$3,033

Other repossessed assets	$—	$—	$3,599	$3,599

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

	March 31, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,275	$313	$121	$2,154
Remaining impaired loans	83,576	420	5,410	78,166
Total impaired loans	$85,851	$733	$5,531	$80,320

	December 31, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,167	$313	$77	$2,090
Remaining impaired loans	75,324	406	5,153	70,171
Total impaired loans	$77,491	$719	$5,230	$72,261

The expense from credit adjustments related to impaired loans carried at fair value was $57,000 and $33,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

MSRs totaled $8.8 million at March 31, 2020. Of this $8.8 million MSR carrying balance, all but $6,000 was recorded at fair value and included a valuation allowance of $2.4 million. At December 31, 2019, MSRs totaled $10.1 million. Of this $10.1 million MSR carrying balance, $5.8 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $4.3 million was recorded at cost, as the fair value exceeded cost at December 31, 2019. The expense related to MSRs carried at fair value during the three months ended March 31, 2020 and 2019 was $1.5 million and $57,000, respectively.

Total OREO held by Park at March 31, 2020 and December 31, 2019 was $3.6 million and $4.0 million, respectively. Approximately 83% and 75% of OREO held by Park at March 31, 2020 and December 31, 2019, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At each of March 31, 2020 and December 31, 2019, OREO held at fair value, less estimated selling costs, amounted to $3.0 million and $3.0 million, respectively. The net expense related to OREO fair value adjustments was $2,000 and $27,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

Other repossessed assets totaled $4.1 million at March 31, 2020, of which $3.6 million was recorded at fair value. Other repossessed assets totaled $4.2 million at December 31, 2019, of which $3.6 million was recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets for either of the three-month periods ended March 31, 2020 and 2019.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired loans:
Commercial real estate	$1,990	Sales comparison approach	Adj to comparables	0.0% - 139.0% (21.4%)
		Income approach	Capitalization rate	20.0% (20.0%)

Residential real estate	$164	Sales comparison approach	Adj to comparables	0.0% - 53.5% (14.2%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Residential real estate	$682	Sales comparison approach	Adj to comparables	4.6% - 54.6% (39.4%)

Balance at December 31, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired loans:
Commercial real estate	$1,873	Sales comparison approach	Adj to comparables	0.0% - 56.0% (26.5%)
		Cost approach	Accumulated depreciation	93.1% (93.1%)

Residential real estate	$217	Sales comparison approach	Adj to comparables	0.0% - 53.5% (10.8%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Residential real estate	$738	Sales comparison approach	Adj to comparables	4.6% - 54.6% (39.2%)
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At March 31, 2020 and December 31, 2019, Park had Partnership Investments with a NAV of $12.7 million and $11.9 million, respectively. At March 31, 2020 and December 31, 2019, Park had $7.8 million and $8.5 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2020 and 2019, Park recognized a loss of $204,000 and income of $1.6 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at March 31, 2020 and December 31, 2019, was as follows:

	March 31, 2020
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$320,920	$320,920	$—	$—	$320,920
Investment securities (1)	1,184,399	—	1,184,399	—	1,184,399
Other investment securities (2)	1,982	1,519	—	463	1,982

Loans held for sale	23,901	—	23,901	—	23,901
Mortgage IRLCs	1,035	—	1,035	—	1,035
Impaired loans carried at fair value	2,154	—	—	2,154	2,154
Other loans, net	6,433,926	—	—	6,451,435	6,451,435
Loans receivable, net	$6,461,016	$—	$24,936	$6,453,589	$6,478,525

Financial liabilities:
Time deposits	1,060,835	—	1,069,209	—	1,069,209
Other	2,667	2,667	—	—	2,667
Deposits (excluding demand deposits)	$1,063,502	$2,667	$1,069,209	$—	$1,071,876

Short-term borrowings	$193,373	$—	$193,373	$—	$193,373
Long-term debt	140,000	—	150,782	—	150,782
Subordinated notes	15,000	—	13,635	—	13,635

Derivative financial instruments - assets:
Loan interest rate swaps	$4,617	$—	$4,617	$—	$4,617

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	1,186	—	1,186	—	1,186
Loan interest rate swaps	4,617	—	4,617	—	4,617
(1) Includes AFS debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2019
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$159,956	$159,956	$—	$—	$159,956
Investment securities (1)	1,209,701	—	1,209,701	—	1,209,701
Other investment securities (2)	1,993	1,537	—	456	1,993

Loans held for sale	12,278	—	12,278	—	12,278
Mortgage IRLCs	221	—	221	—	221
Impaired loans carried at fair value	2,090	—	—	2,090	2,090
Other loans, net	6,430,136	—	—	6,426,869	6,426,869
Loans receivable, net	$6,444,725	$—	$12,499	$6,428,959	$6,441,458

Financial liabilities:
Time deposits	$1,139,131	$—	$1,145,537	—	$1,145,537
Other	1,273	1,273	—	—	1,273
Deposits (excluding demand deposits)	$1,140,404	$1,273	$1,145,537	$—	$1,146,810

Short-term borrowings	$230,657	$—	$230,657	$—	$230,657
Long-term debt	192,500	—	200,726	—	200,726
Subordinated notes	15,000	—	14,372	—	14,372

Derivative financial instruments - assets:
Loan interest rate swaps	1,870	—	1,870	—	1,870

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	575	—	575	—	575
Loan interest rate swaps	1,870	—	1,870	—	1,870
(1) Includes AFS debt securities and HTM debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 22 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month periods ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,171	$—	$—	$2,171
Employee benefit and retirement-related accounts	1,916	—	—	1,916
Investment management and investment advisory agency accounts	2,642	—	—	2,642
Other	384	—	—	384
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,615	—	—	1,615
Demand deposit account (DDA) charges	761	—	—	761
Other	152	—	—	152
Other service income (1)
Credit card	596	1	—	597
HELOC	98	—	—	98
Installment	53	—	—	53
Real estate	2,647	—	—	2,647
Commercial	371	—	—	371
Debit card fee income	4,960	—	—	4,960
Bank owned life insurance income (2)	1,166	—	82	1,248
ATM fees	412	—	—	412
Loss on sale of OREO, net	(196)	—	—	(196)
Gain (loss) on equity securities, net (2)	166	—	(1,139)	(973)
Other components of net periodic pension benefit income (2)	1,940	24	24	1,988
Miscellaneous (3)	1,627	7	6	1,640
Total other income	$23,481	$32	$(1,027)	$22,486
(1) Of the $3.8 million of aggregate revenue included within "Other service income", approximately $2.3 million is within the scope of ASC 606, with the remaining $1.5 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.6 million, all of which are within scope of ASC 606.

	Three Months Ended March 31, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,301	$—	$—	$2,301
Employee benefit and retirement-related accounts	1,670	—	—	1,670
Investment management and investment advisory agency accounts	2,381	—	—	2,381
Other	371	—	—	371
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,616	—	—	1,616
Demand deposit account (DDA) charges	780	—	—	780
Other	163	—	—	163
Other service income (1)
Credit card	597	3	—	600
HELOC	95	—	4	99
Installment	74	—	(4)	70
Real estate	1,757	—	—	1,757
Commercial	292	—	—	292
Debit card fee income	4,369	—	—	4,369
Bank owned life insurance income (2)	898	—	108	1,006
ATM fees	440	—	—	440
Loss on sale of OREO, net	(12)	—	—	(12)
Gain on equity securities, net (2)	589	—	1,153	1,742
Other components of net periodic pension benefit income (2)	1,147	13	23	1,183
Miscellaneous (3)	1,180	16	1	1,197
Total other income	$20,708	$32	$1,285	$22,025
(1) Of the $2.8 million of aggregate revenue included within "Other service income", approximately $1.2 million is within the scope of ASC 606, with the remaining $1.6 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.2 million, all of which are within scope of ASC 606.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: the ever-changing effects of the novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict - - on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including actions directed toward the containment of the COVID-19 pandemic and stimulus packages; Park's ability to execute our business plan successfully and within the expected timeframe as well as Park's ability to manage strategic initiatives; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing in addition to continuing residual effects of prior recessionary conditions, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans; higher default rates on loans made to our customers due to the COVID-19 pandemic and its impact on our customers' operations and financial condition; changes in interest rates and prices as well as disruption in the liquidity and functioning of U.S. financial markets, as a result of the COVID-19 pandemic and reactions thereto, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions (including as a result of the COVID-19 pandemic and reactions thereto), legislative and regulatory initiatives (including those undertaken in response to the COVID-19 pandemic), or other factors may be different than anticipated; changes in unemployment may be different than anticipated in light of the impacts of the COVID-19 pandemic; changes in customers', suppliers', and other counterparties' performance and creditworthiness may be different than anticipated in light of the impacts of the COVID-19 pandemic; the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational, asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business; disruption in the liquidity and other functioning of U.S. financial markets; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive pressures among financial services organizations could increase significantly, including product and pricing pressures (which could in turn impact our credit spreads), customer acquisition and retention, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and our ability to attract, develop and retain qualified banking professionals; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the

Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the provisions of the CARES Act, the provisions of the Dodd-Frank Act, and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the extent to which the new current expected credit loss ("CECL") accounting standard issued by the FASB in June 2016 and in accordance with the CARES Act, the adoption of which can be deferred by Park (with retrospective application as of January 1, 2020) until the earlier of: (1) the interim reporting period during which the national emergency concerning the COVID-19 outbreak declared by the President on March 15, 2020 terminates; or (2) December 31, 2020, may adversely affect Park's reported financial condition or results of operations; Park's assumptions and estimates used in applying critical accounting policies and modeling, including under the CECL model, when adopted by Park, which may prove unreliable, inaccurate or not predictive of actual results; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; the existence or exacerbation of general geopolitical instability and uncertainty; the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations and changes in the relationship of the U.S. and its global trading partners), monetary and other fiscal policies (including the impact of money supply and interest rate policies of the Federal Reserve Board) and other governmental policies of the U.S. federal government, including those implemented in response to the COVID-19 pandemic; unexpected changes in interest rates or disruptions in the financial markets related to COVID-19 or responses to the related health crisis; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government - backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries; continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends; the impact on Park's business, personnel, facilities or systems of losses related to acts of fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics (including the COVID-19 pandemic), dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically; any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially affect our business, including our customers' willingness to conduct banking transactions and their ability to pay on existing obligations; the effect of healthcare laws in the U.S. and potential changes for such laws, especially in light of the COVID-19 pandemic, which may increase our healthcare and other costs and negatively impact our operations and financial results; risk and uncertainties associated with Park's entry into new geographic markets with its recent acquisitions, including expected revenue synergies and cost savings from recent acquisitions not being fully realized or realized within the expected time frame; the discontinuation of the London Inter-Bank Offered Rate (LIBOR) and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and "Item 1A. Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

FTE (fully taxable equivalent) Ratios
Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory corporate income tax rate of 21 percent. In the tables included within the "Net Interest Income" section of this MD&A, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2019 Form 10-K lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for loan losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses.

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

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of March 31, 2020, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, The Park National Bank to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2019, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During the first quarter of 2020, management determined that the deterioration in general economic conditions as a results of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analysis performed during the first quarter of 2020, the Company determined that goodwill was not impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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
•the expected return on assets in our funded pension plan; and
•the rate of salary increases where benefits are based on earnings.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan expense and obligation.

Comparison of Results of Operations
For the Three Months Ended March 31, 2020 and 2019

Summary Discussion of Results

Net income for the three months ended March 31, 2020 was $22.4 million, compared to $25.5 million for the first quarter of 2019. Diluted earnings per common share were $1.36 for the first quarter of 2020, compared to $1.62 for the first quarter of 2019. Weighted average diluted common shares outstanding were 16,425,881 for the first quarter of 2020, compared to 15,744,777 weighted average diluted common shares outstanding for the first quarter of 2019.

COVID-19 Considerations

Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park offers various methods of support including loan modifications, payment deferral programs, participation in the CARES Act Paycheck Protection Program ("PPP") and various other case by case accommodations. Park has implemented various social distancing guidelines to help protect employees, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, ATMs, by keeping drive-thru lanes open to serve customers, and offering other banking services by appointment when necessary.

Park is committed to helping individuals and businesses in the communities it serves.

Paycheck Protection Program: Through May 5, 2020, Park had approved 4,323 loans under the PPP, with an estimated $547 million in total funding being made available. Through May 5, 2020, $518 million of the $547 million approved had been funded. Park will fund the PPP loans first with significant excess on balance sheet liquidity then with FHLB borrowings and potentially accessing the Federal Reserve's Paycheck Protection Program Liquidity Facility.

Loan Modifications: As of April 30, 2020, Park had modified approximately 3,303 consumer loans, with an aggregate balance of $83 million, and modified approximately 1,274 commercial loans, with an aggregate balance of $580 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park is working with borrowers and providing modifications to include either interest only deferral or principal and interest deferral, in each case, for initial periods up to 90 days. Modifications are structured in a manner to best address each individual customer's current situation. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period.

Detail of COVID-19 modifications on selected commercial loan portfolios though April 30, 2020 follows:

(Dollars in thousands)	April 30, 2020 Total Balance	April 30, 2020 Balance Modified	Percent Modified
Loans to Non-Bank Consumer Finance Companies	$255,299	$—	—%
Hotel Loans	207,834	143,489	69.0%
Restaurant Loans	54,598	12,177	22.3%
Arts, Entertainment, and Recreation Loans	44,460	16,654	37.5%
Healthcare and Social Assistance Loans	226,661	38,773	17.1%
Real Estate Rental and Leasing Loans	1,285,690	240,727	18.7%
Other Loans	1,994,520	128,556	6.4%
Total Commercial Loans	$4,069,062	$580,376	14.3%

 Detail of COVID-19 modifications on consumer loan portfolios through April 30, 2020 follows:

(Dollars in thousands)	April 30, 2020 Total Balance	April 30, 2020 Balance Modified	Percent Modified
Home equity	$215,581	$2,380	1.1%
Installment	1,435,881	38,738	2.7%
Real estate	1,294,155	39,367	3.0%
Guardian	21,113	2,095	9.9%
Total Consumer Loans	$2,966,730	$82,580	2.8%

Financial Results by Segment

The following table reflects the net income (loss) by segment for the first quarters of 2020 and 2019 and for the years ended December 31, 2019 and 2018. Park's segments include PNB, GFSC and "All Other" which primarily consists of Park as the "Parent Company" and SEPH. SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

Net income (loss) by segment
(In thousands)	Q1 2020	Q1 2019	2019	2018
PNB	$25,908	$26,692	$113,600	$109,472
GFSC	112	287	762	521
All Other	(3,648)	(1,524)	(11,662)	394
Total Park	$22,372	$25,455	$102,700	$110,387

Net income for the three months ended March 31, 2020 of $22.4 million represented a $3.1 million, or 12.1%, decrease compared to $25.5 million for the three months ended March 31, 2019. Net income for both the three months ended March 31, 2020 and the three months ended March 31, 2019 included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section below.

For the first quarter of 2020, Park continued its historically strong financial performance, with adequate capital and liquidity, and is well prepared to support our employees, customers and communities in these difficult times.

The following discussion provides additional information regarding the two segments that make up Park's ongoing operations, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

In 2020, Park will execute a rebranding initiative to operate all 12 banking divisions of PNB under one name. The banking divisions will discontinue use of their respective former bank division names and logos; and they will share new, unified PNB branding in all marketing and communications to the communities they serve. This rebranding will make it easier for bank customers and prospective customers to recognize and access the full depth and breadth of the banking organization. Leadership structure, service style, and local community involvement will not be affected by the rebranding.

The table below reflects PNB's net income for the first quarters of 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q1 2020	Q1 2019	2019	2018
Net interest income	$75,214	$66,282	$293,130	$258,547
Provision for loan losses	5,534	2,440	8,356	7,569
Other income	23,481	20,708	92,392	88,981
Other expense	61,368	51,974	237,433	206,843
Income before income taxes	$31,793	$32,576	$139,733	$133,116
Income tax expense	5,885	5,884	26,133	23,644
Net income	$25,908	$26,692	$113,600	$109,472

Net interest income of $75.2 million for the three months ended March 31, 2020 represented a $8.9 million, or 13.5%, increase compared to $66.3 million for the three months ended March 31, 2019. The increase was a result of a $7.1 million increase in interest income, and a $1.8 million decrease in interest expense.
The $7.1 million increase in interest income was primarily due to a $8.8 million increase in interest income on loans, partially offset by a $1.5 million decrease in investment income. The increase in interest income on loans was partially the result of a $793.8 million increase in average loans from $5.67 billion for the three months ended March 31, 2019, to $6.46 billion for the three months ended March 31, 2020. The increase in average loans was partially offset by the decrease in the yield on loans, which decreased 11 basis points to 4.95% for the three months ended March 31, 2020, compared to 5.06% for the three months ended March 31, 2019. Interest income was impacted by the the acquisition of CAB Financial Corporation, the parent of Carolina Alliance on April 1, 2019. The Carolina Alliance Bank Division contributed an aggregate of $7.6 million to interest income at PNB during the three months ended March 31, 2020. The decrease in investment income was partially the result of a $98.6 million decrease in average investments from $1.41 billion for the three months ended March 31, 2019 to $1.22 billion for the three months ended March 31, 2020. The decrease was also the result of a decrease in the yield on investments, which decreased 9 basis points to 2.73% for the three months ended March 31, 2020, compared to 2.82% for the three months ended March 31, 2019.
The $1.8 million decrease in interest expense was primarily due to a $1.5 million decrease in interest expense on borrowings as well as a $240,000 decrease in interest expense on deposits. The decrease in interest expense on borrowings was partially the result of a $299.7 million decrease in average borrowings from $657.1 million for the three months ended March 31, 2019, to $357.4 million for the three months ended March 31, 2020. The cost of borrowings also decreased 3 basis points, from 2.08% for the three months ended March 31, 2019 to 2.05% for the three months ended March 31, 2020. The decrease in interest expense on interest-bearing deposits was the result of a decrease in the cost of deposits of 16 basis points from 0.97% for the three months ended March 31, 2019 to 0.81% for the three months ended March 31, 2020. This was partially offset by a $723.9 million increase in average interest-bearing deposits from $4.53 billion for the three months ended March 31, 2019, to $5.26 billion for the three months ended March 31, 2020. Interest expense was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $1.4 million to interest expense at PNB during the three months ended March 31, 2020.
The provision for loan losses of $5.5 million for the three months ended March 31, 2020 represented an increase of $3.1 million, compared to $2.4 million for the three months ended March 31, 2019. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $23.5 million for the three months ended March 31, 2020 represented an increase of $2.8 million, or 13.4%, compared to $20.7 million for the three months ended March 31, 2019. The $2.8 million increase was primarily related to a $949,000 increase in other service income, primarily related to an increase in fee income related to mortgage loan originations and investor rate locks, (partially offset by a decrease in mortgage servicing rights), a $793,000 increase in other components of net periodic benefit income, a $591,000 increase in debit card fee income, a $390,000 increase in income from fiduciary activities, and a $267,000 increase in bank owned life insurance income, which increases were partially offset by a $287,000 decrease in gains from capital investments, a $184,000 decrease in gain (loss) on sale of OREO, net, and a $136,000 decrease in gain (loss) on equity securities, net. Other income was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $1.6 million to other income at PNB during the three months ended March 31, 2020.

The table below reflects PNB's other expense for the three months ended March 31, 2020 and 2019.

(In thousands)	Q1 2020	Q1 2019	change	% change
Other expense:
Salaries	$26,897	$24,220	$2,677	11.1%
Employee benefits	9,731	8,254	1,477	17.9%
Occupancy expense	3,421	2,948	473	16.0%
Furniture and equipment expense	4,304	4,140	164	4.0%
Data processing fees	2,485	2,046	439	21.5%
Professional fees and services	5,129	4,369	760	17.4%
Marketing	1,483	1,215	268	22.1%
Insurance	1,379	1,007	372	36.9%
Communication	1,086	1,254	(168)	(13.4)%
State tax expense	935	808	127	15.7%
Amortization of intangible assets	606	289	317	109.7%
Miscellaneous	3,912	1,424	2,488	174.7%
Total other expense	$61,368	$51,974	$9,394	18.1%

Other expense of $61.4 million for the three months ended March 31, 2020 represented an increase of $9.4 million, or 18.1%, compared to $52.0 million for the three months ended March 31, 2019. The increase in salaries expense was primarily related to increases in base salary expense, partially offset by a decrease in incentive compensation and long-term incentive plan expense. The increase in employee benefits expense was primarily related to increased pension plan expense, group insurance costs, and defined contribution plan expense. The increase in occupancy expense was primarily the result of increased lease expense and depreciation on premises. The increase in data processing fees was primarily related to increased debit card processing expense, resulting from increased transactions as well as card production costs. The increase in professional fees and services was primarily related to increased title, appraisal and credit costs, as well as increases in management and consulting fees, which included $102,000 in rebranding initiative related expenses. The increase in miscellaneous expense was primarily related to a $1.8 million prepayment penalty on FHLB borrowings of $50 million repaid during the three months ended March 31, 2020. Other expense was impacted by the acquisition of Carolina Alliance. Of the $61.4 million of total other expense for the three months ended March 31, 2020, the Carolina Alliance Bank Division's total other expense was $4.7 million.

The table below reflects PNB's other expense less the impact of Carolina Alliance Bank Division for the three months ended March 31, 2020 and 2019.

(In thousands)	Q1 2020	Q1 2019	change	% change
Other expense:
Salaries	$24,959	$24,220	$739	3.1%
Employee benefits	9,122	8,254	868	10.5%
Occupancy expense	2,983	2,948	35	1.2%
Furniture and equipment expense	4,075	4,140	(65)	(1.6)%
Data processing fees	2,415	2,046	369	18.0%
Professional fees and services	4,844	4,369	475	10.9%
Marketing	1,385	1,215	170	14.0%
Insurance	1,218	1,007	211	21.0%
Communication	1,050	1,254	(204)	(16.3)%
State tax expense	933	808	125	15.5%
Amortization of intangible assets	328	289	39	13.5%
Miscellaneous	3,401	1,424	1,977	138.8%
Total other expense	$56,713	$51,974	$4,739	9.1%

Excluding the impact of the Carolina Alliance Bank Division, other expense of $56.7 million for the three months ended March 31, 2020 represented an increase of $4.7 million, or 9.1%, compared to $52.0 million for the three months ended March 31, 2019. The increase in salaries expense was primarily related to increases in base salary expense, partially offset by a decrease in incentive compensation and long-term incentive plan expense. The increase in employee benefits expense was primarily related to increased pension plan expense, group insurance costs, and defined contribution plan expense. The increase in data processing fees was primarily related to increased debit card processing expense, resulting from increased transactions as well as card production costs. The increase in professional fees and services was primarily related to increased title, appraisal and credit costs, as well as increases in management and consulting fees. The increase in miscellaneous expense was primarily related to a $1.8 million prepayment penalty on FHLB borrowings of $50 million repaid during the three months ended March 31, 2020.

The table below provides certain balance sheet information and financial ratios for PNB at or for the three months ended March 31, 2020 and 2019 and at or for the twelve months ended December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019	% change from 12/31/19	% change from 03/31/19
Loans	$6,503,053	$6,481,644	$5,719,373	0.33%	13.70%
Allowance for loan losses	59,484	54,692	51,064	8.76%	16.49%
Net loans	6,443,569	6,426,952	5,668,309	0.26%	13.68%
Investment securities	1,245,778	1,271,817	1,390,627	(2.05)%	(10.42)%
Total assets	8,673,683	8,521,537	7,801,148	1.79%	11.18%
Total deposits	7,355,407	7,125,111	6,418,471	3.23%	14.60%
Average assets (1)	8,637,420	8,425,536	7,783,150	2.51%	10.98%
Efficiency ratio (2)	61.73%	61.12%	59.25%	1.00%	4.19%
Return on average assets (3)	1.21%	1.35%	1.39%	(10.37)%	(12.95)%
(1) Average assets for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019.
(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $725,000 and $734,000 for the three months ended March 31, 2020 and 2019, respectively, and $3.0 million for the year ended December 31, 2019.
(3) Annualized for the three months ended March 31, 2020 and 2019.

Loans outstanding at March 31, 2020 were $6.50 billion, compared to $6.48 billion at December 31, 2019, an increase of $21.4 million, or 0.33%. Loans outstanding at March 31, 2020 were $6.50 billion, compared to $5.72 billion at March 31, 2019, an increase of $783.7 million, or 13.7%. Excluding $563.9 million of loans at the Carolina Alliance Bank Division at March 31, 2020, loans outstanding at March 31, 2020 were $5.94 billion, compared to $5.72 billion at March 31, 2019, an increase of $219.7 million, or 3.8%. The table below breaks out the change in loans outstanding, by loan type.

PNB
(In thousands)	March 31, 2020	December 31, 2019	change	% change
Home equity	$220,668	$224,857	$(4,189)	(1.9)%
Installment	1,438,842	1,431,197	7,645	0.5%
Real estate	1,282,279	1,275,154	7,125	0.6%
Commercial	3,558,669	3,545,467	13,202	0.4%
Other	2,595	4,969	(2,374)	(47.8)%
Total loans	$6,503,053	$6,481,644	$21,409	0.3%

The table below breaks out the change in loans outstanding, excluding those at the Carolina Alliance Bank Division, by loan type.

PNB less Carolina Alliance Bank Division
(In thousands)	March 31, 2020	March 31, 2019	change	% change
Home equity	$187,112	$208,452	$(21,340)	(10.2)%
Installment	1,435,313	1,288,904	146,409	11.4%
Real estate	1,231,020	1,201,999	29,021	2.4%
Commercial	3,083,123	3,015,008	68,115	2.3%
Other	2,553	5,010	(2,457)	(49.0)%
Total loans	$5,939,121	$5,719,373	$219,748	3.8%

PNB's allowance for loan losses increased by $4.8 million, or 8.8%, to $59.5 million at March 31, 2020, compared to $54.7 million at December 31, 2019. Net charge-offs were $742,000, or 0.05% of total average loans (annualized), for the three months ended March 31, 2020 and were $2.7 million, or 0.04% of total average loans, for the twelve months ended December 31, 2019. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at March 31, 2020 were $7.36 billion, compared to $7.13 billion at December 31, 2019, an increase of $230.3 million, or 3.2%. Total deposits at March 31, 2020 were $7.36 billion, compared to $6.42 billion at March 31, 2019, an increase of $936.9 million, or 14.6%. Excluding $630.5 million of total deposits at the Carolina Alliance Bank Division at March 31, 2020, total deposits at March 31, 2020 were $6.72 billion, compared to $6.42 billion at March 31, 2019, an increase of $306.4 million, or 4.8%. The table below breaks out the change in deposit balances, by deposit type.

PNB
(In thousands)	March 31, 2020	December 31, 2019	change	% change
Non-interest bearing deposits	$2,045,377	$2,036,359	$9,018	0.4%
Transaction accounts	1,798,721	1,628,741	169,980	10.4%
Savings	2,450,474	2,320,880	129,594	5.6%
Certificates of deposits	1,060,835	1,139,131	(78,296)	(6.9)%
Total deposits	$7,355,407	$7,125,111	$230,296	3.2%

The table below breaks out the change in deposit balances, excluding those at the Carolina Alliance Bank Division, by deposit type.

PNB less Carolina Alliance Bank Division
(In thousands)	March 31, 2020	March 31, 2019	change	% change
Non-interest bearing deposits	$1,907,905	$1,864,932	$42,973	2.3%
Transaction accounts	1,573,042	1,418,759	154,283	10.9%
Savings	2,327,441	2,151,797	175,644	8.2%
Certificates of deposits	916,470	982,983	(66,513)	(6.8)%
Total deposits	$6,724,858	$6,418,471	$306,387	4.8%

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first quarters of 2020 and 2019 and for the years ended December 31, 2019 and 2018. During 2020, Park made the decision to no longer seek new loans through the GFSC subsidiary.

(In thousands)	Q1 2020	Q1 2019	2019	2018
Net interest income	$1,152	$1,325	$5,013	$5,048
Provision for loan losses	277	145	754	1,328
Other income	32	32	170	187
Other expense	765	845	3,478	3,245
Income before income taxes	$142	$367	$951	$662
Income tax expense	30	80	189	141
Net income	$112	$287	$762	$521

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the three months ended March 31, 2020 and 2019 and as of or for the twelve months ended December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019	% change from 12/31/19	% change from 03/31/19
Loans	$24,954	$28,143	$31,098	(11.33)%	(19.76)%
Allowance for loan losses	2,019	1,987	2,304	1.61%	(12.37)%
Net loans	22,935	26,156	28,794	(12.31)%	(20.35)%
Total assets	24,354	27,593	30,238	(11.74)%	(19.46)%
Average assets (1)	26,746	29,119	30,782	(8.15)%	(13.11)%
Return on average assets (2)	1.69%	2.62%	3.78%	(35.50)%	(55.29)%
(1) Average assets for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019.
(2) Annualized for the three months ended March 31, 2020 and 2019.

All Other

The table below reflects All Other net (loss) income for the first quarters of 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q1 2020	Q1 2019	2019	2018
Net interest (expense) income	$(83)	$169	$(406)	$3,303
Recovery of loan losses	(658)	(87)	(2,939)	(952)
Other (loss) income	(1,027)	1,285	4,631	11,933
Other expense	4,143	4,008	23,077	18,667
Net loss before income tax benefit	$(4,595)	$(2,467)	$(15,913)	$(2,479)
Income tax benefit	(947)	(943)	(4,251)	(2,873)
Net (loss) income	$(3,648)	$(1,524)	$(11,662)	$394

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships.

Net interest (expense) income reflected net expense of $83,000 for the three months ended March 31, 2020, compared to net income of $169,000 for the three months ended March 31, 2019. The change was largely the result of an increase in borrowings at the Parent Company.

SEPH had net recoveries of $658,000 for the three months ended March 31, 2020, compared to $87,000 for the three months ended March 31, 2019.

All Other had an other loss of $1.0 million for the three months ended March 31, 2020, compared to other income of $1.3 million for the three months ended March 31, 2019. The change was largely due to a $1.5 million decrease in income related to Partnership Investments, which went from a $1.1 million gain for the three months ended March 31, 2019 to a $455,000 loss for the three months ended March 31, 2020, and a $754,000 decrease in unrealized equity gain (loss), net, which went from a $70,000 unrealized gain for the three months ended March 31, 2019 to a $683,000 unrealized loss for the three months ended March 31, 2020.

Park National Corporation

The table below reflects Park's consolidated net income for the first quarters of 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q1 2020	Q1 2019	2019	2018
Net interest income	$76,283	$67,776	$297,737	$266,898
Provision for loan losses	5,153	2,498	6,171	7,945
Other income	22,486	22,025	97,193	101,101
Other expense	66,276	56,827	263,988	228,755
Income before income taxes	$27,340	$30,476	$124,771	$131,299
Income tax expense	4,968	5,021	22,071	20,912
Net income	$22,372	$25,455	$102,700	$110,387

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2020 and 2019

Net interest income increased by $8.5 million, or 12.6%, to $76.3 million for the first quarter of 2020, compared to $67.8 million for the first quarter of 2019. See the discussion under the table below.

	Three months ended March 31, 2020			Three months ended March 31, 2019
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,482,137	$80,827	5.02%	$5,689,173	$72,148	5.14%
Taxable investments	927,479	5,531	2.40%	1,106,209	6,995	2.56%
Tax-exempt investments (2)	302,622	2,785	3.70%	304,982	2,806	3.73%
Money market instruments	176,805	491	1.12%	94,262	641	2.76%
Interest earning assets	$7,889,043	$89,634	4.57%	$7,194,626	$82,590	4.66%

Interest bearing deposits	$5,260,385	10,627	0.81%	$4,536,501	10,870	0.97%
Short-term borrowings	202,665	462	0.92%	255,436	739	1.17%
Long-term debt	183,846	1,537	3.36%	392,222	2,471	2.56%
Interest bearing liabilities	$5,646,896	$12,626	0.90%	$5,184,159	$14,080	1.10%
Excess interest earning assets	$2,242,147			$2,010,467
Tax equivalent net interest income		$77,008			$68,510
Net interest spread			3.67%			3.56%
Net interest margin			3.93%			3.86%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $140,000 for the three months ended March 31, 2020 and $145,000 for the same period of 2019.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $585,000 for the three months ended March 31, 2020 and $589,000 for the same period of 2019.

Average interest earnings assets for the first quarter of 2020 increased by $694 million, or 9.7%, to $7,889 million, compared to $7,195 million for the first quarter of 2019. The average yield on interest earning assets decreased by 9 basis points to 4.57% for the first quarter of 2020, compared to 4.66% for the first quarter of 2019.

Interest income for the three months ended March 31, 2020 included purchase accounting accretion of $1.3 million related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the three months ended March 31, 2019 included purchase accounting accretion of $229,000 related to the acquisition of NewDominion. Excluding the impact of these items, the yield on loans was 4.93% and 5.12% for the three months ended March 31, 2020 and 2019, respectively, and the yield on earning assets was 4.50% and 4.64% for the three months ended March 31, 2020 and 2019, respectively.

Average interest bearing liabilities for the first quarter of 2020 increased by $463 million, or 8.9%, to $5,647 million, compared to $5,184 million for the first quarter of 2019. The average cost of interest bearing liabilities decreased by 20 basis points to 0.90% for the first quarter of 2020, compared to 1.10% for the first quarter of 2019.

Interest expense for the three months ended March 31, 2020 included a benefit from purchase accounting accretion of $90,000 related to the acquisitions of NewDominion and Carolina Alliance. Interest expense for the three months ended March 31, 2019 included $37,000 of purchase accounting accretion related to the acquisition of NewDominion. Excluding the impact of these items, the average cost of interest bearing liabilities was 0.91% for the three months ended March 31, 2020 and was 1.10% for the three months ended March 31, 2019.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.85% and 3.84% for the three months ended March 31, 2020 and 2019, respectively.

Yield on Loans: Average loan balances increased $793 million, or 13.9%, to $6,482 million for the first quarter of 2020, compared to $5,689 million for the first quarter of 2019. The average yield on the loan portfolio decreased by 12 basis points to 5.02% for the first quarter of 2020, compared to 5.14% for the first quarter of 2019.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020		Three months ended March 31, 2019
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$223,069	4.77%	$211,548	5.69%
Installment loans	1,459,790	5.35%	1,308,379	5.28%
Real estate loans	1,267,754	4.27%	1,202,748	4.28%
Commercial loans (1)	3,527,269	5.15%	2,961,772	5.38%
Other	4,255	11.54%	4,726	11.87%
Total loans and leases before allowance	$6,482,137	5.02%	$5,689,173	5.14%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $140,000 for the three months ended March 31, 2020 and $145,000 for the same period of 2019.

Loan interest income for the three months ended March 31, 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 4.60%, the yield on installment loans was 5.34%, the yield on real estate loans was 4.24%, the yield on commercial loans was 5.01% and the yield on total loans and leases before allowance was 4.93%.

Loan interest income for the three months ended March 31, 2019 includes the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding this income, the yield on home equity loans was 5.62%, the yield on real estate loans was 4.24%, the yield on commercial loans was 5.37% and the yield on total loans and leases before allowance was 5.12%.

Cost of Deposits: Average interest bearing deposit balances increased $724 million, or 16.0%, to $5,260 million for the first quarter of 2020, compared to $4,536 for the first quarter of 2019. The average cost of funds on deposit balances decreased by 16 basis points to 0.81% for the first quarter of 2020, compared to 0.97% for the first quarter of 2019.

The table below shows for the three months ended March 31, 2020 and 2019, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2020		Three months ended March 31, 2019
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,714,506	0.59%	$1,416,043	0.73%
Savings deposits and clubs	2,435,260	0.63%	2,086,991	0.89%
Time deposits	1,110,619	1.55%	1,033,467	1.48%
Total interest bearing deposits	$5,260,385	0.81%	$4,536,501	0.97%

Deposit interest expense for the three months ended March 31, 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 1.58% and the cost of total interest bearing deposits was 0.82%.

Deposit interest expense for the three months ended March 31, 2019 included the accretion of purchase accounting adjustments related to the acquisition of NewDominion. Excluding these items, the cost of funds for cost of time deposits was 1.50% and the cost of total interest bearing deposits was 0.98%.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - first three months	5.02%	2.72%	1.12%	4.57%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2020, 2019 and 2018 and a 35% federal corporate income tax rate for 2017. The taxable equivalent adjustment was $140,000 for the three months ended March 31, 2020, and $576,000, $528,000 and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2020, 2019 and 2018 and a 35% federal corporate income tax rate for 2017. The taxable equivalent adjustment was $585,000 for the three months ended March 31, 2020, and $2.4 million, $2.3 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(3) Interest income for the three months ended March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017 included $77,000, $256,000, $3.4 million and $2.3 million, respectively, related to payments received on former Vision Bank impaired loan relationships, some of which are participated with PNB, as well as $1.3 million, $5.2 million and $1.1 million of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018. Excluding these sources of income, the yield on loans was 4.92%, 5.09%, 4.89% and 4.66%, for the three months ended March 31, 2020, and for the years ended December 31, 2019, 2018, and 2017, respectively, and the yield on earning assets was 4.49%, 4.62%, 4.40% and 4.05%, for the three months ended March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - first three months	0.81%	0.92%	3.36%	0.90%
(1) Interest expense for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018 included $90,000, $593,000 and $287,000 of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for all periods) and Carolina Alliance (for the three months ended March 31, 2020 and the year ended December 31, 2019). Excluding this income, for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, the cost of funds on interest bearing deposits was 0.82%, 1.02% and 0.73%, respectively, and the cost of interest bearing liabilities was 0.91%, 1.13% and 0.86%, respectively.

Credit Metrics and Provision for Loan Losses

The provision for loan losses is the amount added to the allowance for loan and lease losses to ensure the allowance is sufficient to absorb probable, incurred loan losses. The amount of the provision for loan losses is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

The table below provides additional information on the provision for loan losses for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Allowance for loan losses:
Beginning balance	$56,679	$51,512
Charge-offs	2,685	2,987
Recoveries	2,356	2,345
Net charge-offs	329	642
Provision for loan losses	5,153	2,498
Ending balance	$61,503	53,368

Net charge-offs as a % of average loans (annualized)	0.02%	0.05%

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of March 31, 2020, there was no allowance related to performing acquired loans.

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park including information related to specific reserves and general reserves, at March 31, 2020, December 31, 2019 and March 31, 2019.

Park - Allowance for Loan Losses
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Total allowance for loan losses	$61,503	$56,679	$53,368
Allowance on PCI loans	119	268	—
Specific reserves	5,531	5,230	2,468
General reserves	$55,853	$51,181	$50,900

Total loans	$6,522,519	$6,501,404	$5,740,760
PCI loans (1)	13,765	14,331	3,362
Impaired commercial loans	85,646	77,459	50,881
Non-impaired loans	$6,423,108	$6,409,614	$5,686,517

Total allowance for loan losses to total loans ratio	0.94%	0.87%	0.93%
General reserves as a % of non-impaired loans	0.87%	0.80%	0.90%
General reserves as a % of total loans less non-impaired loans (excluding performing acquired loans)	0.94%	0.88%	0.93%
(1) Excludes PCI loans which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $0, $5,000 and $924,000 at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

The allowance for loan losses of $61.5 million at March 31, 2020 represented a $4.8 million, or 8.5%, increase compared to $56.7 million at December 31, 2019. This increase was the result of a $4.7 million increase in general reserves, a $301,000 increase in specific reserves and a $149,000 decrease in additional reserves on PCI loans. At March 31, 2020, no allowance had been established for performing acquired loans. The $4.7 million increase in general reserves was largely the result of the estimated increase in incurred losses as a result of the impact of the COVID-19 pandemic. This estimate was established based on consideration of Park's existing environmental loss factors as well as modification programs Park has put in place. Much is still unknown about the long-term economic impact of the COVID-19 pandemic and management will continue to evaluate this estimate of incurred losses as new information becomes available. See the section entitled "Allowance for loan losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At March 31, 2020, December 31, 2019 and March 31, 2019, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at March 31, 2020, December 31, 2019 and March 31, 2019.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Nonaccrual loans	$90,354	$90,080	$69,175
Accruing TDRs	27,168	21,215	15,757
Loans past due 90 days or more	1,789	2,658	1,539
Total nonperforming loans	$119,311	$113,953	$86,471

OREO	3,600	4,029	4,629
Other nonperforming assets - PNB	3,599	3,599	3,496
Total nonperforming assets	$126,510	$121,581	$94,596

Percentage of nonaccrual loans to total loans	1.39%	1.39%	1.20%
Percentage of nonperforming loans to total loans	1.83%	1.75%	1.51%
Percentage of nonperforming assets to total loans	1.94%	1.87%	1.65%
Percentage of nonperforming assets to total assets	1.45%	1.42%	1.20%

Included in the nonaccrual loan totals above were $1.6 million of SEPH nonaccrual loans at March 31, 2019. There were no SEPH nonaccrual loans at March 31, 2020 or December 31, 2019. Included in the OREO totals above were $929,000 of SEPH OREO at both March 31, 2020 and December 31, 2019 and $1.5 million at March 31, 2019.

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At March 31, 2020, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimates.

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

At March 31, 2020, Park had taken partial charge-offs of $733,000 related to the $85.6 million of commercial loans considered to be impaired, compared to partial charge-offs of $719,000 related to the $77.5 million of impaired commercial loans at December 31, 2019.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans with deteriorated credit quality with a book value of $19.9 million which were recorded at the initial fair value of $18.4 million. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2020 was $13.8 million, of which none was considered impaired due to additional credit deterioration or modification post acquisition. The $13.8 million were not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $14.3 million, of which $5,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $14.3 million were not included in impaired loan totals.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2019 to incorporate losses through December 31, 2019.

The judgmental increases discussed below incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assignment of a component of the allowance for loan losses in consideration of these factors. Such environmental qualitative factors include: global, national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; and levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the allowance for loan losses requires considerable management judgment. Actual loss experience may be more or less than the amount allocated.

Commercial Loans
Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $37.3 million, or 1.22% of the outstanding principal balance of performing commercial loans at March 31, 2020. Excluding acquired loans, at March 31, 2020, the coverage level within the commercial loan portfolio was approximately 3.63 years compared to 3.40 years at December 31, 2019. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 120-month period ended December 31, 2019, for the commercial loan portfolio was 0.34%. This 120-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision Bank loans.

Excluding acquired loans, the overall reserve of 1.22% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.20%; special mention commercial loans are reserved at 4.95%; and substandard commercial loans are reserved at 3.74%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 120-month loss experience of 0.34% are due to the following factors which management reviews on a quarterly or annual basis:

•Historical Loss Factor: Management updated the historical loss calculation during the fourth quarter of 2019, incorporating net charge-offs plus changes in specific reserves through December 31, 2019. With the addition of 2019 historical losses, management extended the historical loss period to 120 months from 108 months. The 120-month historical loss period captures all annual periods subsequent to June 2009, the end of the most recent recession, thus encompassing the full economic cycle to date.
•Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the loan being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2019.

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
•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors have been determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, the percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At March 31, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for approximately one half of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. The environmental loss factors were updated in the first quarter of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% at December 31, 2019 to 0.675% at March 31, 2020. This was the result of adjusting the factors for Ohio unemployment, percent change in Ohio GDP and the consumer confidence near the top end of Park's established range. This increase considered the current economic environment as a result of the COVID-19 pandemic, modification programs Park has put in place, and the overall uncertainty of the economic impact of the pandemic. Much is still unknown about the economic impact of COVID-19 including the duration of the pandemic, future government programs that may be established as a result of the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate this estimate of incurred losses as new information becomes available. Given uncertainty about the magnitude and length of the COVID-19 pandemic and related economic shutdown, additional loan loss provisions may be required that would adversely impact earnings in future periods.

Consumer Loans
Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 120 months, through December 31, 2019. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). Excluding acquired loans, at March 31, 2020, the coverage level within the consumer loan portfolio was approximately 2.13 years compared to 1.90 years at December 31, 2019. Historical loss experience, over the 120-month period ended December 31, 2019, for the consumer loan portfolio was 0.31%.

For the consumer portfolio, a specific COVID-19 factor was added to each segment equal to 25% of the 120-month historical loss factor. This increase considers the payment deferrals being provided to consumer loan customers as well as the likely delays in delinquencies and charge-offs as a result.

Purchased Loans
Loans acquired as part of the acquisition of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. At March 31, 2020, there was no allowance related to performing acquired loans. At March 31, 2020, a reserve of $119,000 had been established related to PCI loans.

Current Expected Credit Losses: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the CECL model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Section 4014 of the CARES Act provides financial institutions with optional temporary relief from having to comply with ASU 2016-13 including the CECL methodology for estimating the allowance for credit losses. This temporary relief will expire on the earlier of the date on which the national emergency concerning the COVID-19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with adoption being applied retrospectively as of January 1, 2020.

Park elected to delay the implementation of CECL following the approval of the CARES Act. The CECL standard requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. Much is still unknown about the economic impact of COVID-19 including the duration of the pandemic, future government programs that may be established as a result of the pandemic, and the resiliency of the U.S. economy, making any forecast subject to large fluctuations in the coming months. In this unprecedented situation, Park believes that adoption of the CECL model in the first quarter 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses.

With the delay, management is currently evaluating the impact of this new accounting guidance on Park's consolidated financial statements. Adoption will be applied through a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management has developed a quantitative credit model and is completing the process of validation. Management is still finalizing the analysis of qualitative factors to capture inherent risks which are not included within the quantitative credit model. Management, along with Park's CECL Committee, is in the process of implementing the accounting, processes, controls and governance required to comply with the new accounting guidance.

Based on a preliminary analysis performed as of December 31, 2019 and forecasts of macroeconomic conditions and exposures as of December 31, 2019, the transition adjustment that was to have been effective January 1, 2020 was not expected to generate an allowance to loans ratio more than 120% of the current recorded allowance at December 31, 2019. The Company is using a blend of multiple economic forecasts to estimate expected credit losses over a one-year reasonable and supportable forecast period and then revert, over a one-year period, to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated increase in the allowance for credit losses as compared to Park's historical ALLL is primarily due to required increases for residential mortgage, home equity, and installment loans to address the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans as well as an increase in reserves on acquired non-impaired loans which have low reserve levels under the incurred loss accounting guidance. Offsetting declines in the allowance are expected for commercial and commercial real estate loans due to their short-term nature. Additionally, management expects an increase in the allowance for credit losses for unfunded commitments.

While adoption of this ASU is expected to increase the allowance for credit losses, it will not change the overall credit risk in the Company's loan, lease and securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecast that exist at the date of adoption.

On March 27, 2020 Interagency Guidance was released with respect to the CECL Interim Final Capital Rule which allows banks that adopt CECL starting January 1, 2020 to use a transitional amount in regulatory capital for eight quarters, followed by a three-year transition period to phase out the aggregate amount of such capital benefit. Park will be able to take advantage of this regulatory capital relief upon the adoption of ASU 2016-13.

Other Income

Other income increased by $461,000 to $22.5 million for the quarter ended March 31, 2020, compared to $22.0 million for the first quarter of 2019. Other income was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $1.6 million to other income at Park for the three months ended March 31, 2020.

The increase for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to increases in other service income; other components of net periodic pension benefit income; debit card fee income; miscellaneous income; and income from fiduciary activities; partially offset by a decline in (loss) gain on equity securities, net.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2020	2019	Change
Income from fiduciary activities	$7,113	$6,723	$390
Service charges on deposit accounts	2,528	2,559	(31)
Other service income	3,766	2,818	948
Debit card fee income	4,960	4,369	591
Bank owned life insurance income	1,248	1,006	242
ATM fees	412	440	(28)
Loss on sale of OREO, net	(196)	(12)	(184)
(Loss) gain on equity securities, net	(973)	1,742	(2,715)
Other components of net periodic pension benefit income	1,988	1,183	805
Miscellaneous	1,640	1,197	443
Total other income	$22,486	$22,025	$461

Income from fiduciary activities, which represents revenue earned from Park's trust activities, increased by $390,000, or 5.8%, to $7.1 million for the three months ended March 31, 2020, compared to $6.7 million for the same period in 2019. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2020 was $5,860 million compared to $5,612 million for the three months ended March 31, 2019.

Other service income increased by $948,000, or 33.6%, to $3.8 million for the three months ended March 31, 2020, compared to $2.8 million for the same period of 2019. The primary reason for the increases was a $1.1 million increase in fee income related to mortgage loan originations and a $889,000 increase in income related to investor rate locks, partially offset by a $1.2 million decrease in mortgage servicing rights income. The $1.2 million descrease in mortgage servicing righs income was primarily the result of a $1.5 million increase in the valuation allowance of mortgage servicing rights.

Debit card fee income increased $591,000, or 13.5%, to $5.0 million for the three months ended March 31, 2020, compared to $4.4 million for the same period in 2019. The increase in 2020 was attributable to a continued increase in the volume of debit card transactions and changes in our point of sale network. The number of transactions for the three months ended March 31, 2020 increased 6.5% from the same period in 2019.

(Loss) gain on equity securities, net decreased $2.7 million, to a net loss of $973,000 for the three months ended March 31, 2020, compared to a net gain of $1.7 million for the same period in 2019. The $2.7 million decrease for the three months ended March 31, 2020 was related to a $1.8 million decrease in the gain (loss) on equity securities held at NAV, which went from a $1.6 million gain for the three months ended March 31, 2019 to a $204,000 loss for the three months ended March 31, 2020, and a $890,000 decrease in unrealized gain (loss) on equity securities, which went from a $121,000 unrealized gain for the three months ended March 31, 2019 to a $769,000 unrealized loss for the three months ended March 31, 2020.

Other components of net periodic benefit income increased by $805,000, or 68.0%, to $2.0 million for the three months ended March 31, 2020, compared to $1.2 million for the same period in 2019. The increase was largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets. This increase corresponds with the increased pension service cost expense which is part of employee benefits expense below.

Miscellaneous income increased by $443,000, or 37%, to $1.6 million for the three months ended March 31, 2020, compared to $1.2 million for the same period in 2019. The increase was largely due to a $472,000 increase in operating lease income.

Other Expense

Other expense increased by $9.4 million to $66.3 million for the quarter ended March 31, 2020, compared to $56.8 million for the first quarter of 2019. Other expense was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $4.7 million to other expense at Park during the three months ended March 31, 2020.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2020	2019	Change
Salaries	$28,429	$25,805	$2,624
Employee benefits	10,043	8,430	1,613
Occupancy expense	3,480	3,011	469
Furniture and equipment expense	4,319	4,150	169
Data processing fees	2,492	2,133	359
Professional fees and services	7,066	6,006	1,060
Marketing	1,486	1,226	260
Insurance	1,550	1,156	394
Communication	1,155	1,333	(178)
State tax expense	1,145	1,005	140
Amortization of intangible assets	606	289	317
Miscellaneous	4,505	2,283	2,222
Total other expense	$66,276	$56,827	$9,449

Salaries increased by $2.6 million, or 10.2%, to $28.4 million for the three months ended March 31, 2020, compared to $25.8 million for the same period in 2019. The increase for the three months was due to a $3.5 million increase in salary expense, of which $1.8 million was related to the addition of employees of the Carolina Alliance Bank Division, partially offset by a $1.0 million decrease in officer incentive compensation expense.

Employee benefits increased $1.6 million, or 19.1%, to $10.0 million for the three months ended March 31, 2020, compared to $8.4 million for the same period in 2019. The $1.6 million increase for the three months ended March 31, 2020 was due to a $611,000 increase in pension service cost expense, a $483,000 increase in group insurance costs, a $227,000 increase related to Park's voluntary salary deferral plan and a $180,000 increase in payroll taxes.

Occupancy expense increased by $469,000, or 15.6%, to $3.5 million for the three months ended March 31, 2020, compared to $3.0 million for the same period in 2019. The increase for the three months ended March 31, 2020 was primarily related to the addition of banking locations of the Carolina Alliance Bank Division.

Data processing fees increased by $359,000, or 16.8%, to $2.5 million for the three months ended March 31, 2020, compared to $2.1 million for the same period in 2019. The increase for the three months ended March 31, 2020 was primarily related to both increased data processing costs related to an increase in the volume of debit card transactions and increased card production costs, related to timing of ordering of bulk card plastic.

Professional fees and services increased $1.1 million, or 17.6%, to $7.1 million for the three months ended March 31, 2020, compared to $6.0 million for the same period of 2019. This subcategory of total other expense includes legal fees, management consulting fees, credit costs, title and appraisal costs, director fees, audit fees, regulatory examination fees and membership in industry associations. The increase in professional fees and services expense was largely related to increased costs related to loan origination volume as well as increased audit fees, partially due to the Carolina Alliance acquisition.

Insurance expense increased by $394,000, or 34.1%, to $1.6 million for the three months ended March 31, 2020, compared to $1.2 million for the same period in 2019. The increase was primarily related to increased FDIC insurance costs, due to both an increased assessment base and rate.

Amortization of intangible assets was $606,000 for the three months ended March 31, 2020 and was $289,000 for the same period of 2019. The amortization of intangible assets was due to the core deposit intangibles from the acquisitions of both NewDominion and Carolina Alliance.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense increased $2.2 million, to $4.5 million for the three months ended March 31, 2020, compared to $2.3 million for the same period in 2019. The $2.2 million increase for the three months ended March 31, 2020 was related to a $1.8 million prepayment penalty on FHLB borrowings, a $509,000 increase in supplies expense (primarily related to outsourcing of statement printing and mailing which were partially offset by reduced postage costs, which reside in the communications expense subcategory), and a $456,000 increase in operating lease depreciation, partially offset by a $247,000 decrease in supplemental retirement expense and a $115,000 decrease in fraud losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED
(in thousands, except share and per share data)	March 31, 2020	March 31, 2019	Affected Line Item
Net interest income	$76,283	$67,776
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,288	229	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	90	37	Interest on deposits
less interest income on former Vision Bank relationships	77	7	Interest and fees on loans
Net interest income - adjusted	$74,828	$67,503

Provision for loan losses	$5,153	$2,498
less recoveries on former Vision Bank relationships	(764)	(100)	Provision for loan losses
Provision for loan losses - adjusted	$5,917	$2,598

Other income	$22,486	$22,025

Other expense	$66,276	$56,827
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	87	(15)	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	9	—	Furniture and equipment expense
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	143	177	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4	4	Insurance
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	94	Miscellaneous
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	16	Data processing fees
less rebranding initiative related expenses	75	—	Furniture and equipment expense
less rebranding initiative related expenses	117	—	Professional fees and services
less rebranding initiative related expenses	2	—	Communication
less rebranding initiative related expenses	76	—	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	606	289	Amortization of intangible assets
less FHLB prepayment penalty	1,793	—	Miscellaneous
Other expense - adjusted	$63,364	$56,262

Tax effect of adjustments to net income identified above (1)	$146	$40

Net income - reported	$22,372	$25,455
Net income - adjusted	$22,919	$25,607
(1) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

Income Tax

Income tax expense was $5.0 million for both the first quarter of 2020 and the first quarter of 2019. The effective income tax rate for the first quarter of 2020 was 18.2%, compared to 16.5% for the same period in 2019. The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan. Park expects permanent federal income tax differences for the 2020 year will be approximately $5.9 million.

Comparison of Financial Condition
At March 31, 2020 and December 31, 2019

Changes in Financial Condition

Total assets increased by $160.9 million, or 1.9%, during the first three months of 2020 to $8,719 million at March 31, 2020, compared to $8,558 million at December 31, 2019. This increase was primarily due to the following:

•Cash and cash equivalents increased by $161.0 million, to $320.9 million at March 31, 2020, compared to $160.0 million at December 31, 2019. Money market instruments were $175.9 million at March 31, 2020, compared to $24.4 million at December 31, 2019 and cash and due from banks were $145.1 million at March 31, 2020, compared to $135.6 million at December 31, 2019.
•Loans increased by $21.1 million, or 0.3%, to $6,523 million at March 31, 2020, compared to $6,501 million at December 31, 2019.
•Operating lease ROU assets increased by $7.0 million, or 51.2%, to $20.7 million at March 31, 2020, compared to $13.7 million at December 31, 2019.
•Investment securities decreased $26.4 million, or 2.1%, to $1,253 million at March 31, 2020, compared to $1,280 million at December 31, 2019.

Total liabilities increased by $148.1 million, or 2.0%, during the first three months of 2020 to $7,737 million at March 31, 2020, from $7,589 million at December 31, 2019. This increase was primarily due to the following:

•Total deposits increased by $237.5 million, or 3.4%, to $7,290 million at March 31, 2020, compared to $7,053 million at December 31, 2019.
•Operating lease liabilities increased by $7.0 million, or 48.3%, to $21.5 million at March 31, 2020, compared to $14.5 million at December 31, 2019.
•Long-term borrowings decreased by $52.5 million, or 27.3%, to $140.0 million at March 31, 2020, compared to $192.5 million at December 31, 2019.
•Short-term borrowings decreased by $37.3 million, or 16.2%, to $193.4 million at March 31, 2020, compared to $230.7 million at December 31, 2019.

Total shareholders’ equity increased by $12.9 million, or 1.3%, to $981.9 million at March 31, 2020, from $969.0 million at December 31, 2019. This increase was primarily due to the following:

•Accumulated other comprehensive income (loss), net of taxes improved by $17.7 million during the period as a result of unrealized net holding gains on AFS debt securities, net of taxes, of $18.2 million, partially offset by an unrealized loss on cash flow hedging derivatives, net of taxes, of $483,000.
•Retained earnings increased by $2.8 million during the period primarily as a result of net income of $22.4 million, partially offset by common share dividends of $20.1 million.
•Treasury shares increased by $5.0 million during the period as a result of the repurchase of treasury shares, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash provided by operating activities was $8.8 million and $24.7 million for the three months ended March 31, 2020 and 2019, respectively. Net income was the primary source of cash from operating activities for each three-month period.
Cash provided by investing activities was $32.7 million and cash used in investing activities was $5.8 million for the three months ended March 31, 2020 and 2019, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $48.1 million for the three months ended March 31, 2020 and provided cash of $47.0 million for the three months ended March 31, 2019. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $6.8 million for the three months ended March 31, 2020 and was $47.9 million for the three months ended March 31, 2019.
Cash provided by financing activities was $119.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $237.6 million and $64.4 million of cash for the three months ended March 31, 2020 and 2019, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the three months ended March 31, 2020, net short-term borrowings decreased and used $37.3 million in cash and net long-term borrowings decreased and used $52.5 million in cash. For the three months ended March 31, 2019, net short-term borrowings decreased and used $9.4 million in cash, and net long-term borrowings decreased and used $25.0 million in cash. Finally, cash declined by $20.0 million and $19.3 million for the three months ended March 31, 2020 and 2019, respectively, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which had no outstanding balance as of March 31, 2020. The Corporation’s loan to asset ratio was 74.81% at March 31, 2020, compared to 75.97% at December 31, 2019 and 73.11% at March 31, 2019. Cash and cash equivalents were $320.9 million at March 31, 2020, compared to $160.0 million at December 31, 2019 and $187.5 million at March 31, 2019. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2020 was $981.9 million, or 11.3% of total assets, compared to $969.0 million, or 11.3% of total assets, at December 31, 2019 and $845.0 million, or 10.8% of total assets, at March 31, 2019.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% on January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the 2.50% buffer. The Federal Reserve Board also adopted requirements Park must maintain to be deemed "well-capitalized" and to remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2020. The following table indicates the capital ratios for PNB and Park at March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.60%	10.46%	10.46%	11.67%
Park National Corporation	9.61%	11.66%	11.45%	12.54%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.62%	11.05%	11.05%	12.25%
Park National Corporation	9.64%	12.33%	12.11%	13.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 71 of Park’s 2019 Form 10-K (Table 35) for disclosure concerning contractual obligations and commitments at December 31, 2019. There were no significant changes in contractual obligations and commitments during the first three months of 2020.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Loan commitments	$1,305,506	$1,309,896
Standby letters of credit	$16,180	$17,195

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 70 of Park’s 2019 Form 10-K.

On page 70 (Table 34) of Park’s 2019 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $302.6 million or 3.89% of total interest earning assets at December 31, 2019. At March 31, 2020, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $252.4 million or 3.19% of total interest earning assets.

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

On page 71 of Park’s 2019 Form 10-K, management reported that at December 31, 2019, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and increase by 0.5% using a declining interest rate scenario over the next year. At March 31, 2020, the earnings simulation model projected that net income would decrease by 3.0% using a rising interest rate scenario and would decrease by 5.3% in a declining interest rate scenario. At March 31, 2020, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Park’s Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

        There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2019 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2019 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In the first quarter of 2020, we identified the following additional risk factor:

Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan (including work-from-home arrangements and staffing in operational facilities), the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to:
•Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures.
•Ratings downgrades, credit deterioration and defaults in many industries, including, in particular, hotel, restaurant, arts, entertainment, and recreation, real estate, healthcare, and rental and leasing industries, as to which Park has already entered into modification as described under "Loan Modifications" in MD&A.
•A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
•A decrease in the rates and yields on U.S. Treasury securities and the Federal Reserve target for the federal funds rate which may lead to decreased net interest income.
•Draws in credit lines as customers and clients seek to increase liquidity.
•Increased demands on capital and liquidity and potentially the ability to fund liquidity through historical means.
•A reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services.
•Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, financial condition, liquidity and results of operations. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions, actions governmental authorities take in response to those conditions, and our participation in government programs, such as the PPP.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect continued draws on lines of credit, reduced revenues and increased customer and client defaults, including defaults on unsecured loans. Even after the pandemic subsides, the global and U.S. economy may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2020, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2020	—	$—	—	1,408,747
February 1 through February 29, 2020	76,000	98.77	76,000	1,332,747
March 1 through March 31, 2020	—	—	—	1,332,747
Total	76,000	$98.77	76,000	1,332,747
(1)The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP and to fund the 2017 Non-Employee Directors LTIP, both of which became effective on April 24, 2017; Park's stock repurchase authorization covering 500,000 common shares which was announced on January 23, 2017; and Park's stock repurchase authorization covering 500,000 common shares which was announced on January 28, 2019 and as to which approval from the Federal Reserve was obtained in the form of correspondence from the Federal Reserve Bank dated April 19, 2019.

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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10.1
Summary of Base Salaries for Executive Officers of Park National Corporation (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 1-13006) ("Park's 2019 Form 10-K"))

10.2	Summary of Certain Compensation for Directors of Park National Corporation (Incorporated herein by reference to Exhibit 10.17 to Park's 2019 Form 10-K)

10.3
Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, made effective as of January 1, 2019, entered into with employees of Park National Corporation and its subsidiaries with respect to performance-based restricted stock unit awards granted effective January 1, 2019 (Filed herewith)

10.4
Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and its subsidiaries granted effective as of January 1, 2020 and to be used to evidence such awards granted after January 1, 2020 (Filed herewith)

10.5
Amended and Restated Split-Dollar Agreement, made and entered into effective as of January 27, 2020, between The Park National Bank and Matthew R. Miller (Incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on January 27, 2020 (File No. 1-13006)("Park's January 27, 2020 Form 8-K"))

10.6
First Amendment to the Amended and Restated Split-Dollar Agreement, made and entered into effective as of January 27, 2020, between The Park National Bank and Matthew R. Miller (Incorporated herein by reference to Exhibit 10.4(b) to Park's January 27, 2020 Form 8-K)

10.7
Supplemental Executive Retirement Benefits Agreement, made and entered into effective January 27, 2020, between The Park National Bank and Matthew R. Miller (Incorporated herein by reference to Exhibit 10.1 to Park's January 27, 2020 Form 8-K)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2020 and 2019 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
________________________________________

*Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger and Reorganization. A copy of any omitted attachment will be furnished supplementally to the SEC upon its request.

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

PARK NATIONAL CORPORATION

DATE: May 8, 2020	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: May 8, 2020	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)