Form 10-Q
period 2020-06-30
PARK NATIONAL CORP /OH/
filed 2020-08-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,300,768 Common Shares, no par value per share, outstanding at August 03, 2020.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	NAV	Net asset value
ALLL	Allowance for loan losses	NewDominion	NewDominion Bank
Allowance	Allowance for loan losses	OCI	Other comprehensive income
AOCI	Accumulated other comprehensive income	OREO	Other real estate owned
ASC	Accounting Standards Codification	Park	Park National Corporation and its subsidiaries
ASU	Accounting standards update	PBRSUs	Performance-based restricted stock units
CABF	CAB Financial Corporation and its subsidiaries	PCI	Purchase credit impaired
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	PNB	The Park National Bank
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PPP	Paycheck Protection Program
CECL	Current expected credit loss	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FRB	Federal Reserve Bank	SEPH	SE Property Holdings, LLC
GFSC	Guardian Financial Services Company	TBRSUs	Time-based restricted stock units
HTM	Held-to-maturity	TDRs	Troubled debt restructurings
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
MSRs	Mortgage servicing rights	U.S.	United States

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$136,178	$135,567
Money market instruments	597,316	24,389
Cash and cash equivalents	733,494	159,956
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,035,743 and $1,187,499 at June 30, 2020 and December 31, 2019, respectively)	1,088,221	1,209,701
Other investment securities	64,965	69,806
Total investment securities	1,153,186	1,279,507

Loans	7,204,445	6,501,404
Allowance for loan losses	(73,476)	(56,679)
Net loans	7,130,969	6,444,725

Bank owned life insurance	214,641	212,529
Prepaid assets	107,695	101,990
Goodwill	159,595	159,595
Other intangible assets	10,310	11,523
Premises and equipment, net	81,760	73,322
Affordable housing tax credit investments	59,412	53,070
Other real estate owned	1,356	4,029
Accrued interest receivable	26,299	24,217
Operating lease right-of-use asset	19,506	13,714
Mortgage loan servicing rights	9,505	10,070
Other	5,266	10,130
Total assets	$9,712,994	$8,558,377

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$2,518,437	$1,959,935
Interest bearing	5,643,463	5,092,677
Total deposits	8,161,900	7,052,612

Short-term borrowings	291,910	230,657
Long-term debt	137,500	192,500
Subordinated notes	15,000	15,000
Unfunded commitments in affordable housing tax credit investments	31,763	25,894
Operating lease liability	20,237	14,482
Accrued interest payable	2,271	2,927
Other	50,819	55,291
Total liabilities	$8,711,400	$7,589,363

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,185 shares issued at June 30, 2020 and 17,623,199 shares issued at December 31, 2019)	457,966	459,389
Retained earnings	662,311	646,847
Treasury shares (1,326,760 shares at June 30, 2020 and 1,276,757 shares at December 31, 2019)	(132,544)	(127,633)
Accumulated other comprehensive income (loss), net of taxes	13,861	(9,589)
Total shareholders' equity	1,001,594	969,014
Total liabilities and shareholders’ equity	$9,712,994	$8,558,377

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:

Interest and fees on loans	$80,155	$82,471	$160,842	$154,474

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	5,026	6,919	10,557	13,914
Obligations of states and political subdivisions - tax-exempt	2,151	2,308	4,351	4,525
Other interest income	113	528	604	1,169
Total interest and dividend income	87,445	92,226	176,354	174,082

Interest expense:

Interest on deposits:
Demand and savings deposits	1,507	8,811	7,849	15,904
Time deposits	3,346	4,357	7,631	8,134

Interest on borrowings:
Short-term borrowings	233	760	695	1,499
Long-term debt	1,173	2,447	2,710	4,918

Total interest expense	6,259	16,375	18,885	30,455

Net interest income	81,186	75,851	157,469	143,627

Provision for loan losses	12,224	1,919	17,377	4,417
Net interest income after provision for loan losses	68,962	73,932	140,092	139,210

Other income:
Income from fiduciary activities	6,793	6,935	13,906	13,658
Service charges on deposit accounts	1,676	2,655	4,204	5,214
Other service income	8,758	4,040	12,524	6,858
Debit card fee income	5,560	5,227	10,520	9,596
Bank owned life insurance income	1,179	1,286	2,427	2,292
ATM fees	438	460	850	900
Gain (loss) on sale of OREO, net	841	(159)	645	(171)
Net gain (loss) on the sale of debt securities	3,313	(607)	3,313	(607)
(Loss) gain on equity securities, net	(977)	232	(1,950)	1,974
Other components of net periodic pension benefit income	1,988	1,183	3,976	2,366
Miscellaneous	1,395	1,556	3,035	2,753
Total other income	30,964	22,808	53,450	44,833

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other expense:
Salaries	$30,699	$32,093	$59,128	$57,898
Employee benefits	9,080	9,014	19,123	17,444
Occupancy expense	3,256	3,223	6,736	6,234
Furniture and equipment expense	4,850	4,386	9,169	8,536
Data processing fees	2,577	2,905	5,069	5,038
Professional fees and services	6,901	10,106	13,967	16,112
Marketing	1,136	1,455	2,622	2,681
Insurance	1,477	1,381	3,027	2,537
Communication	874	1,375	2,029	2,708
State tax expense	1,116	1,054	2,261	2,059
Amortization of intangible assets	607	702	1,213	991
Miscellaneous	2,226	2,498	6,731	4,781
Total other expense	64,799	70,192	131,075	127,019

Income before income taxes	35,127	26,548	62,467	57,024

Income taxes	5,622	4,385	10,590	9,406

Net income	$29,505	$22,163	$51,877	$47,618

Earnings per common share:
Basic	$1.81	$1.34	$3.18	$2.96
Diluted	$1.80	$1.33	$3.16	$2.94

Weighted average common shares outstanding:
Basic	16,296,427	16,560,545	16,300,015	16,106,043
Diluted	16,375,434	16,642,571	16,400,657	16,193,643

Cash dividends declared per common share	$1.02	$1.01	$2.24	$2.22

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$29,505	$22,163	$51,877	$47,618

Other comprehensive income, net of tax:
Net (gain) loss realized on sale of securities, net of income tax effect of $(696) and $127 for both the three and six months ended June 30, 2020 and 2019, respectively.	(2,617)	480	(2,617)	480
Unrealized net holding gain on debt securities available-for-sale, net of income tax effect of $2,222 and $2,383 for the three months ended June 30, 2020 and 2019, respectively, and $7,054 and $6,249 for the six months ended June 30, 2020 and 2019, respectively.	8,359	8,967	26,535	23,508
Unrealized gain (loss) on cash flow hedging derivatives, net of income tax effect of $4 and $(80) for the three months ended June 30, 2020 and 2019, respectively, and $(124) and $(135) for the six months ended June 30, 2020 and 2019, respectively.	15	(301)	(468)	(507)
Other comprehensive income	$5,757	$9,146	$23,450	$23,481

Comprehensive income	$35,262	$31,309	$75,327	$71,099

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$—	$459,389	$646,847	$(127,633)	$(9,589)
Net income			22,372
Other comprehensive income, net of tax					17,693
Dividends on common shares at $1.22 per share			(20,111)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 25,028 common shares under share-based compensation awards, net of 11,646 common shares withheld to pay employee income taxes		(3,865)	528	2,500
Repurchase of 76,000 common shares to be held as treasury shares				(7,507)
Share-based compensation expense		1,254
Balance at March 31, 2020	$—	$456,777	$649,636	$(132,640)	$8,104
Net income			29,505
Other comprehensive income, net of tax					5,757
Dividends on common shares at $1.02 per share			(16,837)
Issuance of 970 commons shares under share-based compensation awards, net of 530 common shares withheld to pay employee income taxes		(142)	7	96
Share-based compensation expense		1,331
Balance at June 30, 2020	$—	$457,966	$662,311	$(132,544)	$13,861

 PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019, as previously presented	$—	$358,598	$614,069	$(90,373)		$(49,788)
Cumulative effect of change in accounting principle for leases, net of tax			(143)
Balance at January 1, 2019, as adjusted	—	358,598	613,926	(90,373)		(49,788)
Net income			25,455
Other comprehensive income, net of tax						14,335
Dividends on common shares at $1.21 per share			(19,137)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes		(2,480)	(273)	1,926
Repurchase of 86,650 common shares to be held as treasury shares				(8,502)
Share-based compensation expense		1,358
Balance at March 31, 2019	$—	$357,475	$619,971	$(96,949)		$(35,453)
Net income			22,163
Other comprehensive income, net of tax						9,146
Dividends on common shares at $1.01 per share			(16,907)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 250,000 common shares to be held as treasury shares				(24,450)
Issuance of 1,037,205 common shares for the acquisition of CAB Financial Corporation		98,275
Share-based compensation expense		1,162
Balance at June 30, 2019	$—	$456,911	$625,227	$(121,399)	-121399	$(26,307)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$51,877	$47,618

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,377	4,417
Accretion of loan fees and costs, net	(6,151)	(3,263)
Depreciation of premises and equipment	5,118	4,430
Amortization of investment securities, net	754	770
Net accretion of purchase accounting adjustments	(1,458)	(870)
Realized net investment securities (gains) losses	(3,313)	607
Loss (gain) on equity securities, net	1,950	(1,974)
Loan originations to be sold in secondary market	(339,525)	(112,038)
Proceeds from sale of loans in secondary market	244,167	108,708
Gain on sale of loans in secondary market	(5,639)	(2,423)
Share-based compensation expense	2,585	2,520
(Gain) loss on sale of OREO, net	(645)	171
Bank owned life insurance income	(2,427)	(2,292)
Investment in qualified affordable housing tax credits amortization	3,658	3,625

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(1,541)	(2,258)
(Increase) decrease in other assets	(4,721)	2,494
Decrease in other liabilities	(7,636)	(4,046)
Net cash (used in) provided by operating activities	$(45,570)	$46,196

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$6,242	$9,456
Proceeds from sales of investment securities	58,822	56,448
Proceeds from calls and maturities of:
Available-for-sale debt securities	95,493	94,601
Held-to-maturity debt securities	—	225
Purchases of:
Equity securities	(3,364)	(100)
Federal Reserve Bank stock	—	(2,586)
Net decrease in other investments	13	2,138
Net loan originations, portfolio loans	(594,241)	(98,056)
Investment in qualified affordable housing tax credits	(4,131)	(3,634)
Proceeds from the sale of OREO	3,565	900
Life insurance death benefits	563	1,344
Cash paid for acquisition of CAB Financial Corporation, net	—	(4,831)
Purchases of premises and equipment	(14,131)	(8,666)
Net cash (used in) provided by investing activities	$(451,169)	$47,239

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2020	2019
Financing activities:
Net increase in deposits	$1,109,440	$138,828
Net increase (decrease) in short-term borrowings	61,253	(70,151)
Proceeds from issuance of long-term debt	—	75,000
Repayment of long-term debt	(55,000)	(75,000)
Value of common shares withheld to pay employee income taxes	(875)	(827)
Repurchase of common shares to be held as treasury shares	(7,507)	(32,952)
Cash dividends paid	(37,034)	(36,042)
Net cash provided by (used in) financing activities	$1,070,277	$(1,144)

Increase in cash and cash equivalents	573,538	92,291

Cash and cash equivalents at beginning of year	159,956	167,214

Cash and cash equivalents at end of period	$733,494	$259,505

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$19,541	$30,039

Federal income tax	7,500	5,270

Non-cash items:
Loans transferred to OREO	$295	$715

Right-of-use assets obtained in exchange for lease obligations	7,769	11,009

New commitments in affordable housing tax credit investments	10,000	10,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2020.

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

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of the COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for loan losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses. Additionally, the pandemic may particularly impact certain loan concentrations in the hotel and accommodations, restaurant and food service, and strip shopping center industries.

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

Issued But Not Yet Effective Accounting Standards

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Section 4014 of the CARES Act provides financial institutions with optional temporary relief from having to comply with ASU 2016-13 including the CECL methodology for estimating the allowance for credit losses. This temporary relief will expire on the earlier of the date on which the national emergency concerning the COVID-19 outbreak declared by the President on March 13, 2020 terminates or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

Park elected to delay the implementation of CECL following the effectiveness of the CARES Act. The CECL standard requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. Much is still unknown about the economic impact of COVID-19 including the duration of the pandemic, future government programs that may be established as a result of the pandemic, and the resiliency of the U.S. economy, making any forecast subject to large fluctuations in the coming months. In this unprecedented situation, Park believes that adoption of the CECL model in the first quarter 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses.

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

The Company is using an economic forecast model to estimate expected credit losses over a one-year reasonable and supportable forecast period and then revert, over a one-year period, to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated change in the allowance for credit losses as compared to Park's historical ALLL is primarily due to required increases for residential mortgage, home equity, and installment loans to address the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans as well as an increase in reserves on acquired non-impaired loans which have low reserve levels under the incurred loss accounting guidance. Offsetting declines in the allowance are expected for commercial and commercial real estate loans due to their short-term nature. Additionally, management expects an increase in the allowance for credit losses for unfunded commitments.

While adoption of this ASU is expected to increase the allowance for credit losses, it will not change the overall credit risk in the Company's loan, lease and investment securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and investment securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts that exist at the adoption date.

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

Park has already adopted ASU 2017-12.  As a result, the amendments within ASU 2019-04 related to the same topics as ASU 2017-12 were effective as of January 1, 2020.  This ASU allows entities, like Park, that did not reclassify debt securities from HTM to AFS upon the adoption of ASU 2017-12 to reclassify these securities as of the adoption of ASU 2019-04.  Park considered this option and, effective September 1, 2019, reclassified all HTM debt securities to AFS. The transfer occurred at fair value and resulted in an unrealized gain, net of taxes, of $19.1 million being recorded in other comprehensive income.

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

Carolina Alliance's results of operations were included in Park's results beginning April 1, 2019. For the three months ended June 30, 2020 and 2019, Park recorded merger-related expenses of $210,000 and $6.1 million, respectively, and for the six months ended June 30, 2020 and 2019, Park recorded merger-related expenses of $444,000 and $6.3 million associated with the Carolina Alliance acquisition.

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

The table below presents information with respect to the fair value of acquired loans as well as their book balance at the acquisition date.

(in thousands)	Book Balance	Fair Value
Commercial, financial and agricultural	$80,895	$80,580
Commercial real estate	281,425	273,855
Construction real estate:
Commercial	43,106	42,176
Mortgage	11,130	10,633
Residential real estate:
Commercial	48,546	48,684
Mortgage	30,519	30,969
HELOC	40,825	39,853
Consumer	4,813	4,647
Leases	28,589	28,781
Purchase credit impaired	19,850	18,399
Total loans	$589,698	$578,577

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

	Six months ended June 30,
(dollars in thousands, except per share data)	2020	2019
Net interest income	$157,422	$150,909
Net income	$52,207	$54,616
Basic earnings per share	$3.20	$3.29
Diluted earnings per share	$3.18	$3.27

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and six-month periods ended June 30, 2020 and 2019, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2020, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of states and political subdivisions	$280,371	$23,396	$—	$303,767
U.S. Government sponsored entities' asset-backed securities	755,372	29,152	70	784,454
Total	$1,035,743	$52,548	$70	$1,088,221

Investment securities in an unrealized loss position at June 30, 2020, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$—	$—	$5,665	$70	$5,665	$70
Total	$—	$—	$5,665	$70	$5,665	$70

Investment securities at December 31, 2019, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of states and political subdivisions	$302,928	$17,563	$—	$320,491
U.S. Government sponsored entities' asset-backed securities	884,571	10,862	6,223	889,210
Total	$1,187,499	$28,425	$6,223	$1,209,701

Investment securities in an unrealized loss position at December 31, 2019, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223
Total	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223

Management does not believe any of the unrealized losses at June 30, 2020 or December 31, 2019 represented other-than-temporary impairment. The unrealized losses are primarily the result of interest rate changes. These conditions will not prohibit Park from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these debt securities and they approach maturity. Should the impairment of any of these debt securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss attributable to credit will be recognized in net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2020, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Debt securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)

U.S. Government sponsored entities' asset-backed securities	$755,372	$784,454	2.36%

Obligations of state and political subdivisions:
Due five through ten years	$34,980	$37,780	3.80%
Due over ten years	245,391	265,987	3.68%
Total (1)	$280,371	$303,767	3.70%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During both the three and the six months ended June 30, 2020, Park sold certain AFS debt securities with a book value of $55.5 million at a gross gain of $3.3 million. During both the three and the six months ended June 30, 2019, Park sold certain AFS debt securities with a book value of $51.7 million at a gross loss of $625,000 and sold certain AFS debt securities with a book value of $5.3 million at a gross gain of $18,000.

Investment securities having an amortized cost of $658 million and $585 million at June 30, 2020 and December 31, 2019, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at June 30, 2020 and December 31, 2019 were as follows:

(In thousands)	June 30, 2020	December 31, 2019
FHLB stock	$23,818	$30,060
FRB stock	14,653	14,653
Equity investments carried at fair value	2,131	1,993
Equity investments carried at modified cost (1)	4,689	2,689
Equity investments carried at net asset value	19,674	20,411
Total other investment securities	$64,965	$69,806
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended June 30, 2020 and 2019, the FHLB repurchased 50,260 and 27,026 shares, respectively, of FHLB stock with a book value of $5.0 million and $4.1 million, respectively. During the six months ended June 30, 2020 and 2019, the FHLB repurchased 62,423 and 81,079 shares, respectively, of FHLB stock with a book value of $6.2 million and $9.5 million, respectively. During the six months ended June 30, 2019, Park purchased 51,722 shares of FRB stock, with a book value of $2.6 million. No shares of FRB stock were purchased during the three and six months ended June 30, 2020 or the three months ended June 30, 2019.

During the three months ended June 30, 2020 and 2019, $150,000 and $62,000, respectively, of unrealized gains on equity investments carried at fair value were recorded within "(Loss) gain on equity securities, net" on the Consolidated Condensed

Statements of Income. During the six months ended June 30, 2020 and 2019, $(619,000) and $183,000, respectively, of unrealized (losses) gains on equity investments carried at fair value were recorded within "(Loss) gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended June 30, 2020 and 2019, $(1.1) million and $170,000, respectively, of (losses) gains on equity investments carried at NAV were recorded within “(Loss) gain on equity securities, net” on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2020 and 2019, $(1.3) million and $1.8 million, respectively, of (losses) gains on equity investments carried at NAV were recorded within "(Loss) gain on equity securities, net" on the Consolidiated Condensed Statements of Income.

Note 6 – Loans

The composition of the loan portfolio, by class of loan, at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020			December 31, 2019
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,736,696	$5,313	$1,742,009	$1,185,110	$4,393	$1,189,503
Commercial real estate *	1,632,625	6,830	1,639,455	1,609,413	5,571	1,614,984
Construction real estate:
Commercial	245,339	792	246,131	233,637	826	234,463
Mortgage	105,489	261	105,750	96,574	228	96,802
Installment	1,156	4	1,160	1,488	4	1,492
Residential real estate:
Commercial	498,697	1,311	500,008	479,081	1,339	480,420
Mortgage	1,234,017	1,951	1,235,968	1,176,316	1,381	1,177,697
HELOC	204,442	740	205,182	224,766	1,113	225,879
Installment	10,718	32	10,750	12,563	32	12,595
Consumer	1,506,434	4,620	1,511,054	1,452,375	4,314	1,456,689
Leases	28,832	13	28,845	30,081	20	30,101
Total loans	$7,204,445	$21,867	$7,226,312	$6,501,404	$19,221	$6,520,625
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). Included within commercial, financial and agricultural loans are $543.1 million of PPP loans. For its assistance in making and retaining these loans, Park received an aggregate of $20.2 million in fees from the SBA, of which $2.8 million were recognized during the three months ended June 30, 2020.

Loans are shown net of deferred origination fees, costs and unearned income of $32.9 million and $16.3 million at June 30, 2020 and December 31, 2019, respectively, which represented a net deferred income position at each date. At June 30, 2020, included in the net deferred origination fees, costs and unearned income of $32.9 million were $16.8 million in net origination fees related to PPP loans. At June 30, 2020 and December 31, 2019, loans included purchase accounting adjustments of $9.2 million and $11.7 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment related to loans which are not PCI, is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $3.7 million and $2.2 million had been reclassified to loans at June 30, 2020 and December 31, 2019, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing by class of loan at June 30, 2020 and December 31, 2019:

	June 30, 2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$21,897	$8,297	$—	$30,194
Commercial real estate	50,490	3,581	645	54,716
Construction real estate:
Commercial	631	—	—	631
Mortgage	520	17	—	537
Installment	—	16	—	16
Residential real estate:
Commercial	5,257	—	—	5,257
Mortgage	15,415	8,406	784	24,605
HELOC	1,790	869	14	2,673
Installment	435	1,897	—	2,332
Consumer	2,330	974	320	3,624
Leases	1,641	—	—	1,641
Total loans	$100,406	$24,057	$1,763	$126,226

	December 31, 2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$26,776	$6,349	$28	$33,153
Commercial real estate	39,711	2,080	625	42,416
Construction real estate:
Commercial	453	—	—	453
Mortgage	25	84	—	109
Installment	72	5	—	77
Residential real estate:
Commercial	2,025	—	—	2,025
Mortgage	15,271	8,826	1,209	25,306
HELOC	2,062	1,010	44	3,116
Installment	462	1,964	—	2,426
Consumer	3,089	980	645	4,714
Leases	134	—	186	320
Total loans	$90,080	$21,298	$2,737	$114,115

The following table provides additional information regarding those nonaccrual and accruing TDR loans that are individually evaluated for impairment and those collectively evaluated for impairment at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$30,194	$30,183	$11	$33,125	$33,088	$37
Commercial real estate	54,071	54,071	—	41,791	41,791	—
Construction real estate:
Commercial	631	631	—	453	453	—
Mortgage	537	—	537	109	—	109
Installment	16	—	16	77	—	77
Residential real estate:
Commercial	5,257	5,257	—	2,025	2,025	—
Mortgage	23,821	—	23,821	24,097	—	24,097
HELOC	2,659	—	2,659	3,072	—	3,072
Installment	2,332	—	2,332	2,426	—	2,426
Consumer	3,304	—	3,304	4,069	—	4,069
Leases	1,641	1,641	—	134	134	—
Total loans	$124,463	$91,783	$32,680	$111,378	$77,491	$33,887

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial, financial and agricultural	$16,019	$15,897	$—	$21,194	$21,010	$—
Commercial real estate	53,709	53,505	—	41,696	41,471	—
Construction real estate:
Commercial	631	631	—	453	453	—
Residential real estate:
Commercial	5,225	5,157	—	1,921	1,854	—
Leases	216	216	—	—	—	—
With an allowance recorded
Commercial, financial and agricultural	14,483	14,286	5,239	12,289	12,078	5,104
Commercial real estate	566	566	80	320	320	35
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	100	100	22	171	171	42
Leases	1,425	1,425	467	134	134	49
Total	$92,374	$91,783	$5,808	$78,178	$77,491	$5,230

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At both June 30, 2020 and December 31, 2019, there were $0.5 million of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $197,000 and $210,000, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2020 and December 31, 2019, of $5.8 million and $5.2 million, respectively. These loans with specific reserves had a recorded investment of $16.4 million and $12.7 million at June 30, 2020 and December 31, 2019, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In thousands)	Recorded Investment at June 30, 2020	Average Recorded Investment	Interest Income Recognized	Recorded Investment at June 30, 2019	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$30,183	$29,859	$180	$19,586	$16,136	$90
Commercial real estate	54,071	49,599	409	26,461	30,050	255
Construction real estate:
Commercial	631	493	4	2,243	2,559	10
Residential real estate:
Commercial	5,257	5,400	78	1,874	1,909	25
Leases	1,641	506	—	91	23	—
Total	$91,783	$85,857	$671	$50,255	$50,677	$380

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In thousands)	Recorded Investment at June 30, 2020	Average Recorded Investment	Interest Income Recognized	Recorded Investment at June 30, 2019	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$30,183	$30,931	$384	$19,586	$15,628	$137
Commercial real estate	54,071	46,582	890	26,461	29,209	526
Construction real estate:
Commercial	631	460	8	2,243	2,330	22
Residential real estate:
Commercial	5,257	3,960	101	1,874	2,277	45
Leases	1,641	346	—	91	13	—
Total	$91,783	$82,279	$1,383	$50,255	$49,457	$730

The following tables present the aging of the recorded investment in past due loans at June 30, 2020 and December 31, 2019 by class of loan.

	June 30, 2020
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$1,887	$12,239	$14,126	$1,727,883	$1,742,009
Commercial real estate	144	1,351	1,495	1,637,960	1,639,455
Construction real estate:
Commercial	—	25	25	246,106	246,131
Mortgage	398	—	398	105,352	105,750
Installment	14	—	14	1,146	1,160
Residential real estate:
Commercial	152	797	949	499,059	500,008
Mortgage	6,390	8,332	14,722	1,221,246	1,235,968
HELOC	347	718	1,065	204,117	205,182
Installment	62	180	242	10,508	10,750
Consumer	3,367	902	4,269	1,506,785	1,511,054
Leases	—	26	26	28,819	28,845
Total loans	$12,761	$24,570	$37,331	$7,188,981	$7,226,312
(1) Includes an aggregate of $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $77.6 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2019
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$582	$12,407	$12,989	$1,176,514	$1,189,503
Commercial real estate	160	1,143	1,303	1,613,681	1,614,984
Construction real estate:
Commercial	—	—	—	234,463	234,463
Mortgage	397	—	397	96,405	96,802
Installment	24	—	24	1,468	1,492
Residential real estate:
Commercial	—	908	908	479,512	480,420
Mortgage	12,841	9,153	21,994	1,155,703	1,177,697
HELOC	652	779	1,431	224,448	225,879
Installment	164	338	502	12,093	12,595
Consumer	6,561	1,621	8,182	1,448,507	1,456,689
Leases	368	186	554	29,547	30,101
Total loans	$21,749	$26,535	$48,284	$6,472,341	$6,520,625
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
        (2) Includes an aggregate of $66.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at June 30, 2020 and December 31, 2019 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2020 and December 31, 2019 for all commercial loans:

	June 30, 2020
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchase Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$11,216	$—	$30,194	$453	$1,700,146	$1,742,009
Commercial real estate *	63,235	113	54,071	8,547	1,513,489	1,639,455
Construction real estate:
Commercial	—	—	631	1,022	244,478	246,131
Residential real estate:
Commercial	542	25	5,257	1,556	492,628	500,008
Leases	436	—	1,641	140	26,628	28,845
Total commercial loans	$75,429	$138	$91,794	$11,718	$3,977,369	$4,156,448
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.
(1) There were no loans acquired with deteriorated credit quality which were nonaccrual or TDRs at June 30, 2020.

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

Loans and Leases Acquired with Deteriorated Credit Quality

In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2020 and December 31, 2019 was $2.1 million and $3.0 million, respectively, while the outstanding customer balance was $2.3 million and $3.2 million, respectively. At June 30, 2020 and December 31, 2019, an allowance for loan losses of $5,000 and $101,000, respectively, had been recognized related to the acquired impaired loans.

In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality with a book value of $19.9 million were recorded at the initial fair value of $18.4 million. The carrying amount of loans and leases acquired with deteriorated credit quality at June 30, 2020 and December 31, 2019 was $10.4 million and $11.3 million, respectively, while the outstanding customer balance was $12.8 million and $13.8 million, respectively. At June 30, 2020 and December 31, 2019, an allowance for loan losses of $101,000 and $167,000, respectively, had been recognized related to the acquired impaired loans and leases.

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

Additionally, Park is working with borrowers impacted by the COVID-19 pandemic and providing modifications to include either interest only deferral or principal and interest deferral, in each case, for initial periods up to 90 days. As necessary, Park is making available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. In accordance with this guidance, such modified loans will be considered current and will continue to accrue interest during the deferral period.

Certain other loans which were modified during the three-month periods ended June 30, 2020 and June 30, 2019 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At June 30, 2020 and December 31, 2019, there were $27.3 million and $34.3 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2020 and December 31, 2019, $16.7 million and $23.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. At June 30, 2020 and December 31, 2019, loans with a recorded investment of $24.1 million and $21.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At June 30, 2020 and December 31, 2019, Park had commitments to lend $3.3 million and $7.9 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At June 30, 2020 and December 31, 2019, there were $2.1 million and $2.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2020 and 2019 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. There were no additional specific reserves recorded during either of the three-month or six-month periods ended June 30, 2020 as a result of TDRs identified in the period. There were $1,000 of additional specific reserves recorded during both the three-month and six-month periods ended June 30, 2019 as a result of TDRs identified in the period.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $884,000 of loans during the three-month and six-month periods ended June 30, 2020. There were no TDR classifications removed during the three-month period ended June 30, 2019. The TDR classification was removed on $23,000 of loans during the six-month period ended June 30, 2019.

The terms of certain other loans were modified during the three-month and six-month periods ended June 30, 2020 and June 30, 2019 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were $0.1 million and $0.2 million of substandard commercial loans modified during the three-month and six-month periods ended June 30, 2020, respectively, which did not meet the definition of a TDR. There were no substandard commercial loans modified during the three-month and six-month periods ended June 30, 2019 which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during the three-month and six-month periods ended June 30, 2020 which did not meet the definition of a TDR had a total recorded investment of $39.4 million and $45.3 million, respectively. Consumer loans modified during the three-month and six-month periods ended June 30, 2019 which did not meet the definition of a TDR had a total recorded investment of $7.4 million and $13.4 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

Park modified $386.9 million and $635.0 million of commercial loans in COVID-19 related modifications during the three-month and six-month periods ended June 30, 2020, respectively. Of the $635.0 million in commercial COVID-19 related modifications, $6.1 million were already classified as TDRs due to previous modifications and $82,000 were classified as TDRs due to the COVID-19 modification. The remaining loans met the exclusion criteria for TDR accounting either in Section 4013 of the CARES Act or in applicable interagency guidance. During the three-month and six-month periods ended June 30, 2020, Park modified $108.3 million and $113.3 million, respectively, of consumer loans in COVID-19 related modifications. Of the $113.3 million in consumer COVID-19 modifications, $1.7 million were already classified as TDRs due to previous modifications and $655,000 were classified as TDRs due to the COVID-19 modification. The remaining loans met the exclusion criteria for TDR accounting either in Section 4013 of the CARES Act or in applicable interagency guidance.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended June 30, 2020 and June 30, 2019, as well as the recorded investment of these contracts at June 30, 2020 and June 30, 2019. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended June 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	3	$82	$2	$84
Commercial real estate	2	—	1,643	1,643
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	—	16	16
Mortgage	13	868	922	1,790
HELOC	2	—	28	28
Installment	5	108	32	140
Consumer	56	88	426	514
Total loans	82	$1,146	$3,069	$4,215

	Three Months Ended June 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	11	$1,802	$642	$2,444
Commercial real estate	2	—	780	780
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	71	—	71
Installment	—	—	—	—
Residential real estate:
Commercial	1	—	36	36
Mortgage	6	—	374	374
HELOC	5	99	67	166
Installment	8	365	45	410
Consumer	105	60	903	963
Total loans	139	$2,397	$2,847	$5,244

Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2020, $43,000 were on nonaccrual status at December 31, 2019. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2019, $0.6 million were on nonaccrual status at December 31, 2018.

The following tables detail the number of contracts modified as TDRs during the six-month periods ended June 30, 2020 and June 30, 2019, as well as the recorded investment of these contracts at June 30, 2020 and June 30, 2019. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Six Months Ended June 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$82	$1,074	$1,156
Commercial real estate	4	1,141	1,703	2,844
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	10	—	10
Installment	1	14	—	14
Residential real estate:
Commercial	1	—	16	16
Mortgage	19	980	1,123	2,103
HELOC	5	3	37	40
Installment	13	213	49	262
Consumer	113	136	539	675
Total loans	164	$2,579	$4,541	$7,120

	Six Months Ended June 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	16	$1,801	$1,099	$2,900
Commercial real estate	4	—	2,995	2,995
Construction real estate:
Commercial	1	456	—	456
Mortgage	1	71	—	71
Installment	—	—	—	—
Residential real estate:
Commercial	1	—	36	36
Mortgage	14	54	619	673
HELOC	8	100	136	236
Installment	16	550	46	596
Consumer	174	60	1,159	1,219
Total loans	235	$3,092	$6,090	$9,182

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2020, $0.3 million were on nonaccrual status at December 31, 2019. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2019, $1.3 million were on nonaccrual status at December 31, 2018.

The following tables present the recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2020 and June 30, 2019, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	1	$4,043	6	$91
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	14	—	—
Residential real estate:
Commercial	1	16	—	—
Mortgage	3	294	5	345
HELOC	2	37	5	67
Installment	2	30	2	67
Consumer	20	179	61	674
Leases	—	—	—	—
Total loans	30	$4,613	79	$1,244

Of the $4.6 million in modified TDRs which defaulted during the three-month period ended June 30, 2020, $4.2 million were accruing loans and $0.4 million were nonaccrual loans. Of the $1.2 million in modified TDRs which defaulted during the three-month period ended June 30, 2019, $30,000 were accruing loans and $1.2 million were nonaccrual loans.

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	2	$4,051	7	$160
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	14	—	—
Residential real estate:
Commercial	1	16	—	—
Mortgage	3	294	7	382
HELOC	2	37	5	67
Installment	2	30	2	67
Consumer	23	218	69	720
Leases	—	—	—	—
Total loans	34	$4,660	90	$1,396

Of the $4.7 million in modified TDRs which defaulted during the six-month period ended June 30, 2020, $4.2 million were accruing loans and $0.5 million were nonaccrual loans. Of the $1.4 million in modified TDRs which defaulted during the six-month period ended June 30, 2019, $30,000 were accruing loans and $1.4 million were nonaccrual loans.

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

•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors have been determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At June 30, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for 33% and 42%, respectively, of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. The environmental loss factors were updated in the first and second quarters of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% of applicable loans at December 31, 2019 to 0.675% of applicable loans at March 31, 2020 and to 0.75% of applicable loans at June 30, 2020. This was the result of upwards adjustments to the factors for Ohio unemployment, percent change in Ohio GDP and consumer confidence. This increase considered the current economic environment as a result of the COVID-19 pandemic, modification programs Park has put in place, and the overall uncertainty of the economic impact of the pandemic. Management will continue to evaluate this estimate of incurred losses as new information becomes available.

In addition to the increases in the environmental loss factor, in the second quarter, Park added additional reserves for three industries at particularly high risk due to the pandemic: hotels and accommodations, restaurants and food service, and strip shopping centers. These industries have had high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the pass-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. As a result, additional reserves totaling $5.0 million were added for these portfolios on top of that already calculated. This amount was calculated by applying the loss factor for special mention credits to all pass-rated loans in these portfolios. A breakout of the pass-rated balances and additional reserve related to these portfolios is detailed in the following table.

	June 30, 2020
(in thousands)	Pass-Rated Balance	Pass-Rated Balance - Originated	Pass-Rated Balance - Purchased	Additional Reserve
Hotels and accommodations	$149,163	$138,322	$10,841	$1,988
Restaurants and food service	49,571	42,856	6,715	973
Strip shopping centers	218,133	181,003	37,130	2,066
Total	$416,867	$362,181	$54,686	$5,027

For the consumer portfolio, a specific COVID-19 factor was added to each segment equal to 50% of the 120-month historical loss factor. This increase considers the payment deferrals being provided to consumer loan customers as well as the likely delays in delinquencies and charge-offs as a result.

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

During the three months ended June 30, 2020, Park originated $543.1 million of PPP loans which are included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

The activity in the allowance for loan losses for the three-month and six-month periods ended June 30, 2020 and June 30, 2019 is summarized in the following tables.

	Three Months Ended June 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$21,544	$11,591	$5,493	$9,017	$13,728	$130	$61,503
Charge-offs	277	—	—	71	1,767	15	2,130
Recoveries	180	343	363	172	821	—	1,879
Net charge-offs/(recoveries)	97	(343)	(363)	(101)	946	15	251
Provision	2,029	4,535	972	1,389	2,842	457	12,224
Ending balance	$23,476	$16,469	$6,828	$10,507	$15,624	$572	$73,476

	Three Months Ended June 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$17,337	$10,193	$4,564	$9,170	$12,104	$—	$53,368
Charge-offs	715	339	—	62	1,812	—	2,928
Recoveries	164	55	23	160	1,241	1	1,644
Net charge-offs/(recoveries)	551	284	(23)	(98)	571	(1)	1,284
Provision/(recovery)	584	468	478	(399)	732	56	1,919
Ending balance	$17,370	$10,377	$5,065	$8,869	$12,265	$57	$54,003

	Six Months Ended June 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	800	—	6	142	3,852	15	4,815
Recoveries	880	643	593	268	1,851	—	4,235
Net (recoveries)/charge-offs	(80)	(643)	(587)	(126)	2,001	15	580
Provision	3,193	5,597	930	1,771	5,414	472	17,377
Ending balance	$23,476	$16,469	$6,828	$10,507	$15,624	$572	$73,476

	Six Months Ended June 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	913	393	—	91	4,518	—	5,915
Recoveries	580	114	111	542	2,641	1	3,989
Net charge-offs/(recoveries)	333	279	(111)	(451)	1,877	(1)	1,926
Provision/(recovery)	926	888	491	(313)	2,369	56	4,417
Ending balance	$17,370	$10,377	$5,065	$8,869	$12,265	$57	$54,003

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2020 and December 31, 2019, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2020 and December 31, 2019, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2019 Form 10-K).

The composition of the allowance for loan losses at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,239	$80	$—	$22	$—	$467	$5,808
Collectively evaluated for impairment	18,196	16,384	6,828	10,425	15,624	105	67,562
Acquired with deteriorated credit quality	41	5	—	60	—	—	106
Total ending allowance balance	$23,476	$16,469	$6,828	$10,507	$15,624	$572	$73,476

Loan balance:
Loans individually evaluated for impairment	$30,164	$54,031	$631	$5,257	$—	$1,641	$91,724
Loans collectively evaluated for impairment	1,706,082	1,570,141	350,239	1,940,206	1,506,433	27,051	7,100,152
Loans acquired with deteriorated credit quality	450	8,453	1,114	2,411	1	140	12,569
Total ending loan balance	$1,736,696	$1,632,625	$351,984	$1,947,874	$1,506,434	$28,832	$7,204,445

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	17.37%	0.15%	—%	0.42%	—%	28.46%	6.33%
Loans collectively evaluated for impairment	1.07%	1.04%	1.95%	0.54%	1.04%	0.39%	0.95%
Loans acquired with deteriorated credit quality	9.11%	0.06%	—%	2.49%	—%	—%	0.84%
Total	1.35%	1.01%	1.94%	0.54%	1.04%	1.98%	1.02%

Recorded investment:
Loans individually evaluated for impairment	$30,183	$54,071	$631	$5,257	$—	$1,641	$91,783
Loans collectively evaluated for impairment	1,711,373	1,576,837	351,293	1,944,228	1,511,053	27,064	7,121,848
Loans acquired with deteriorated credit quality	453	8,547	1,117	2,423	1	140	12,681
Total ending recorded investment	$1,742,009	$1,639,455	$353,041	$1,951,908	$1,511,054	$28,845	$7,226,312

	December 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,104	$35	$—	$42	$—	$49	$5,230
Collectively evaluated for impairment	14,948	10,187	5,311	8,458	12,211	66	51,181
Acquired with deteriorated credit quality	151	7	—	110	—	—	268
Total ending allowance balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679

Loan balance:
Loans individually evaluated for impairment	$33,077	$41,770	$453	$2,025	$—	$134	$77,459
Loans collectively evaluated for impairment	1,151,073	1,558,550	330,106	1,888,088	1,452,373	29,424	6,409,614
Loans acquired with deteriorated credit quality (1)	960	9,093	1,140	2,613	2	523	14,331
Total ending loan balance	$1,185,110	$1,609,413	$331,699	$1,892,726	$1,452,375	$30,081	$6,501,404

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.43%	0.08%	—%	2.07%	—%	36.57%	6.75%
Loans collectively evaluated for impairment	1.30%	0.65%	1.61%	0.45%	0.84%	0.22%	0.80%
Loans acquired with deteriorated credit quality	15.73%	0.08%	—%	4.21%	—%	—%	1.87%
Total	1.70%	0.64%	1.60%	0.45%	0.84%	0.38%	0.87%

Recorded investment:
Loans individually evaluated for impairment	$33,088	$41,791	$453	$2,025	$—	$134	$77,491
Loans collectively evaluated for impairment	1,155,449	1,564,011	331,161	1,891,941	1,456,687	29,444	6,428,693
Loans acquired with deteriorated credit quality (1)	966	9,182	1,143	2,625	2	523	14,441
Total ending recorded investment	$1,189,503	$1,614,984	$332,757	$1,896,591	$1,456,689	$30,101	$6,520,625
 (1) Excludes loans acquired with deteriorated credit quality which were individually evaluated for impairment due to additional credit deterioration or modification post acquisition. These loans had a balance of $5,000, a recorded investment of $6,000, and no allowance as of December 31, 2019.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2020 and December 31, 2019, respectively, Park had $113.3 million and $12.3 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan segments in Note 6 - Loans, and Note 7 - Allowance for Loan Losses. The contractual balance was $111.7 million and $12.1 million at June 30, 2020 and December 31, 2019, respectively. The gain expected upon sale was $1.6 million and $153,000 at June 30, 2020 and December 31, 2019, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2020 or December 31, 2019.

Note 9 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month and six-month periods ended June 30, 2020 and 2019.

(in thousands)	Goodwill	Other intangible assets	Total
April 1, 2019	$112,739	$6,682	$119,421
Acquired goodwill and other intangible assets	45,318	10,251	55,569
Amortization	—	702	702
June 30, 2019	$158,057	$16,231	$174,288

April 1, 2020	$159,595	$10,917	$170,512
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	607	607
June 30, 2020	$159,595	$10,310	$169,905

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	45,318	10,251	55,569
Amortization	—	991	991
June 30, 2019	$158,057	$16,231	$174,288

December 31, 2019	$159,595	$11,523	$171,118
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	1,213	1,213
June 30, 2020	$159,595	$10,310	$169,905

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2020, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During the second quarter of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analysis performed during the second quarter of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$4,146	$14,456	$2,933
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$5,446	$15,756	$4,233

During 2019, Park announced its 2020 rebranding initiative to operate all 12 banking divisions of PNB under one name. The NewDominion trade name intangible was initially recorded assuming an indefinite useful life. Considering Park's rebranding initiative, Park concluded that the trade name intangible represented a definite useful life asset, and impairment was recorded during the fourth quarter of 2019.

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $607,000 and $702,000 for the three months ended June 30, 2020 and 2019, respectively and was $1.2 million and $991,000 for the six months ended June 30, 2020 and 2019, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Six months ending December 31, 2020	$1,050
2021	1,798
2022	1,487
2023	1,323
2024	1,215

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at June 30, 2020 and December 31, 2019.

(in thousands)	June 30, 2020	December 31, 2019
Affordable housing tax credit investments	$59,412	$53,070
Unfunded commitments	31,763	25,894

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2020 and 2030.
Park recognized amortization expense of $1.8 million for each of the three months ended June 30, 2020 and 2019, and $3.7 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively, which was included within the provision for income taxes. Additionally, during the three months ended June 30, 2020 and 2019, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.9 million and $2.1 million, respectively, and during the six months ended June 30, 2020 and 2019, recognized $4.6 million and $4.3 million, respectively, which was included within the provision for income taxes.

Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at June 30, 2020 and December 31, 2019 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2020	December 31, 2019
OREO:
Commercial real estate	$—	$2,295
Construction real estate	530	879
Residential real estate	826	855
Total OREO	$1,356	$4,029

Loans in process of foreclosure:
Residential real estate	$2,897	$3,959

In addition to real estate, Park may also repossess different types of collateral. As of June 30, 2020 and December 31, 2019, Park had $4.1 million and $4.2 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. As of both dates presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.59 billion at June 30, 2020, $1.45 billion at December 31, 2019 and $1.39 billion at June 30, 2019. At June 30, 2020, $2.1 million of the sold mortgage loans were sold with recourse, compared to $2.3 million at December 31, 2019 and $2.4 million at June 30, 2019. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2020 and December 31, 2019, management had established reserves of $44,000 and $25,000, respectively, to account for expected losses on loan repurchases.

When Park sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at fair value. Park has selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within "Other service income" in the Consolidated Condensed Statements of Income.

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,768	$10,082	$10,070	$10,178
Additions	2,078	479	2,809	741
Amortization	(1,092)	(425)	(1,599)	(726)
Changes in valuation allowance	(249)	(32)	(1,775)	(89)
Carrying amount, net, end of period	$9,505	$10,104	$9,505	$10,104

Valuation allowance:
Beginning of period	$2,351	$289	$825	$232
Changes in valuation allowance	249	32	1,775	89
End of period	$2,600	$321	$2,600	$321

Servicing fees included in other service income were $1.0 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At June 30, 2020 and December 31, 2019, all of Park's leases were classified as operating leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amount of Park's ROU asset and lease liability at June 30, 2020 was $19.5 million and $20.2 million, respectively. At December 31, 2019, the carrying amount of Park's ROU asset and lease liability was $13.7 million and $14.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease cost
Operating lease cost	$918	$826	$1,766	$1,489
Sublease income	(97)	(95)	(194)	(188)
Total lease cost	$821	$731	$1,572	$1,301

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$932	$837	$1,804	$1,493
ROU assets obtained in exchange for new operating lease liabilities	$14	$39	$7,769	$39
Reductions to ROU assets resulting from reductions to lease obligations	$(802)	$(717)	$(1,558)	$(1,295)

At June 30, 2020 and December 31, 2019, Park's operating leases had a weighted average remaining term of 7.9 years and 7.2 years, respectively. The weighted average discount rate of Park's operating leases was 2.5% and 3.1% at June 30, 2020 and December 31, 2019, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2020
6 months ending December 31, 2020	$1,796
2021	3,334
2022	3,194
2023	3,085
2024	2,253
Thereafter	8,624
Total undiscounted minimum lease payments	$22,286
Present value adjustment	(2,049)
Total lease liabilities	$20,237

Note 14 – Repurchase Agreement Borrowings

Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in "Short-term borrowings" on the Consolidated Condensed Balance Sheets.

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the client and are accounted for as secured borrowings. Park's repurchase agreements consisted of customer accounts and securities which are pledged on an individual security basis.

At June 30, 2020 and December 31, 2019, Park's repurchase agreement borrowings totaled $267 million and $176 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $315 million and $200 million at June 30, 2020 and December 31, 2019, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2020 and December 31, 2019, Park had $503 million and $756 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$266,910	$—	$—	$—	$266,910

	December 31, 2019
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$175,657	$—	$—	$—	$175,657

Note 15 - Derivatives

Park uses certain derivative financial instruments (or "derivatives") to meet the needs of its clients while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative instruments utilized by Park follows.

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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both June 30, 2020 and December 31, 2019 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $34.2 million and $35.5 million at June 30, 2020 and December 31, 2019, respectively.

All of the Company's interest rate swaps were determined to be fully effective during the three-month and six-month periods ended June 30, 2020 and June 30, 2019. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of June 30, 2020 and December 31, 2019 follows:

	June 30, 2020		December 31, 2019
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$34,219	$25,000	$35,503
Weighted average pay rates	2.595%	4.688%	2.595%	4.695%
Weighted average receive rates	1.135%	4.688%	2.002%	4.695%
Weighted average maturity (years)	2.0	9.8	2.5	10.2
Unrealized losses	$1,168	$—	$575	$—

Interest (expense) income recorded on swap transactions was $(86,000) and $1,000 for the three-month periods ended June 30, 2020 and 2019, respectively, and was $(132,000) and $9,000 for the six-month periods ended June 30, 2020 and 2019, respectively.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in AOCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$15	$—	$—

	Three Months Ended June 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(301)	$—	$—

	Six Months Ended June 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(468)	$—	$—

	Six Months Ended June 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(507)	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	34,219	4,776
Matched interest rate swaps with counterparty	—	—
Total included in other assets	$34,219	$4,776

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(1,168)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—
Matched interest rate swaps with counterparty	34,219	(4,776)
Total included in other liabilities	$59,219	$(5,944)

(In thousands)	December 31, 2019
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	24,421	1,781
Matched interest rate swaps with counterparty	11,083	89
Total included in other assets	$35,504	$1,870

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(575)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	11,083	(89)
Matched interest rate swaps with counterparty	24,421	(1,781)
Total included in other liabilities	$60,504	$(2,445)

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

At June 30, 2020 and December 31, 2019, Park had $126.6 million and $15.9 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $2.0 million and $221,000 at June 30, 2020 and December 31, 2019, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2020, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 16 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and six-month periods ended June 30, 2020 and 2019:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at April 1, 2020	$(26,674)	$(937)	$35,715	$8,104
Other comprehensive income before reclassifications	—	15	8,359	8,374
Amounts reclassified from accumulated other comprehensive income	—	—	(2,617)	(2,617)
Net current period other comprehensive income	—	15	5,742	5,757
Ending balance at June 30, 2020	$(26,674)	$(922)	$41,457	$13,861

Beginning balance at April 1, 2019	$(29,672)	$(206)	$(5,575)	$(35,453)
Other comprehensive (loss) income before reclassifications	—	(301)	8,967	8,666
Amounts reclassified from accumulated other comprehensive loss	—	—	480	480
Net current period other comprehensive (loss) income	—	(301)	9,447	9,146
Ending balance at June 30, 2019	$(29,672)	$(507)	$3,872	$(26,307)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at January 1, 2020	$(26,674)	$(454)	$17,539	$(9,589)
Other comprehensive (loss) income before reclassifications	—	(468)	26,535	26,067
Amounts reclassified from accumulated other comprehensive income	—	—	(2,617)	(2,617)
Net current period other comprehensive (loss) income	—	(468)	23,918	23,450
Ending balance at June 30, 2020	$(26,674)	$(922)	$41,457	$13,861

Beginning balance at January 1, 2019	$(29,672)	$—	$(20,116)	$(49,788)
Other comprehensive (loss) income before reclassifications	—	(507)	23,508	23,001
Amounts reclassified from accumulated other comprehensive loss	—	—	480	480
Net current period other comprehensive (loss) income	—	(507)	23,988	23,481
Ending balance at June 30, 2019	$(29,672)	$(507)	$3,872	$(26,307)

During the three-month and six-month periods ended June 30, 2020, there was $3.3 million ($2.6 million net of tax) reclassified out of accumulated other comprehensive income due to net gains on the sale of AFS debt securities. During the three-month and six-month periods ended June 30, 2019, there was $607,000 ($480,000 net of tax) reclassified out of accumulated other comprehensive loss due to net losses on the sale of AFS debt securities. These gains and losses were recorded within "Net gain (loss) on the sale of debt securities" on the Consolidated Condensed Statements of Income.

Note 17 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per common share data)	2020	2019	2020	2019
Numerator:
Net income	$29,505	$22,163	$51,877	$47,618
Denominator:
Weighted-average common shares outstanding	16,296,427	16,560,545	16,300,015	16,106,043
Effect of dilutive PBRSUs and TBRSUs	79,007	82,026	100,642	87,600
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,375,434	16,642,571	16,400,657	16,193,643
Earnings per common share:
Basic earnings per common share	$1.81	$1.34	$3.18	$2.96
Diluted earnings per common share	$1.80	$1.33	$3.16	$2.94

Park awarded 62,265 and 58,740 PBRSUs to certain employees during the six months ended June 30, 2020 and 2019, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2020 or 2019.

On April 1, 2019, Park issued 1,037,205 common shares to complete the Carolina Alliance acquisition and granted 15,700 TBRSUs to Carolina Alliance Division employees. These common shares have been included in average common shares outstanding beginning on that date.

Park repurchased 250,000 common shares during the three months ended June 30, 2019, to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. Park repurchased 76,000 and 336,650 common shares during the six months ended June 30, 2020 and 2019, respectively, to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months ended June 30, 2020.

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

	Operating Results for the three months ended June 30, 2020
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$79,891	$1,025	$270	$81,186
Provision for (recovery of) loan losses	12,883	27	(686)	12,224
Other income (loss)	31,009	62	(107)	30,964
Other expense	60,703	651	3,445	64,799
Income (loss) before income taxes	$37,314	$409	$(2,596)	$35,127
Income tax expense (benefit)	6,564	86	(1,028)	5,622
Net income (loss)	$30,750	$323	$(1,568)	$29,505

Assets (at June 30, 2020)	$9,665,657	$20,125	$27,212	$9,712,994

	Operating Results for the three months ended June 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$74,893	$1,217	$(259)	$75,851
Provision for (recovery of) loan losses	1,803	170	(54)	1,919
Other income	22,674	51	83	22,808
Other expense	60,014	891	9,287	70,192
Income (loss) before income taxes	$35,750	$207	$(9,409)	$26,548
Income tax expense (benefit)	6,368	44	(2,027)	4,385
Net income (loss)	$29,382	$163	$(7,382)	$22,163

Assets (at June 30, 2019)	$8,607,583	$29,222	$20,648	$8,657,453

	Operating Results for the six months ended June 30, 2020
(In thousands)	PNB	GFSC	All Other	Total
Net interest income	$155,105	$2,177	$187	$157,469
Provision for (recovery of) loan losses	18,417	304	(1,344)	17,377
Other income (loss)	54,490	94	(1,134)	53,450
Other expense	122,071	1,416	7,588	131,075
Income (loss) before income taxes	$69,107	$551	$(7,191)	$62,467
Income tax expense (benefit)	12,449	116	(1,975)	10,590
Net income (loss)	$56,658	$435	$(5,216)	$51,877

	Operating Results for the six months ended June 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$141,175	$2,542	$(90)	$143,627
Provision for (recovery of) loan losses	4,243	315	(141)	4,417
Other income	43,382	83	1,368	44,833
Other expense	111,988	1,736	13,295	127,019
Income (loss) before income taxes	$68,326	$574	$(11,876)	$57,024
Income tax expense (benefit)	12,252	124	(2,970)	9,406
Net income (loss)	$56,074	$450	$(8,906)	$47,618

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and six-month periods ended June 30, 2020 and 2019. The reconciling amounts for consolidated total assets for the periods ended June 30, 2020 and 2019 consisted of the elimination of intersegment borrowings and the assets of the Parent Company and SEPH which were not eliminated.

Note 19 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of June 30, 2020, there were 18,732 common shares subject to PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2020, 537,735 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2020, 113,700 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

No awards were granted during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Compensation Committee of the Board of Directors of Park granted awards of TBRSU, under the 2017 Employees LTIP, covering an aggregate of 15,700 shares to Carolina Alliance Bank Division employees. During the six months ended June 30, 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 62,265 common shares to certain employees of Park and its subsidiaries. During the six months ended June 30, 2019, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 common shares to certain employees of Park and its subsidiaries in addition to the awards granted to Carolina Alliance Bank Division employees. As of June 30, 2020, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the six months ended June 30, 2020 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2020	194,722
Granted	62,265
Vested	(38,174)
Forfeited	(1,826)
Adjustment for performance conditions of PBRSUs (1)	(5,399)
Nonvested at June 30, 2020 (2)	211,588
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of June 30, 2020, an aggregate of 181,351 PBRSUs and TBRSUs are expected to vest.

During the three months ended June 30, 2020, an aggregate of 1,500 of the TBRSUs granted in 2019 vested in full due to the satisfaction of the service-based vesting requirement. A total of 530 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 970 common shares being issued to employees of Park. During the three months ended March 31, 2020, an aggregate of 36,674 of the PBRSUs granted in 2016 and 2017 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 11,646 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 25,028 common shares being issued to employees of Park. During the three months ended March 31, 2019, 27,719 of the PBRSUs granted in 2015 and 2016 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 8,736 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 18,983 common shares being issued to employees of Park.

Share-based compensation expense of $1.3 million and $1.2 million was recognized for the three-month periods ended June 30, 2020 and 2019, respectively, and share-based compensation expense of $2.6 million and $2.5 million was recognized for the six-month periods ended June 30, 2020 and 2019, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at June 30, 2020:

(In thousands)
Six months ending December 31, 2020	$2,410
2021	3,669
2022	2,419
2023	1,005
2024	162
Total	$9,665

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month or six-month periods ended June 30, 2020 and 2019.

The following table shows the components of net periodic pension benefit expense:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2020	2019	2020	2019
Service cost	$2,080	$1,468	$4,160	$2,936	Employee benefits
Interest cost	1,320	1,373	2,640	2,746	Other components of net periodic pension benefit income
Expected return on plan assets	(3,603)	(3,026)	(7,206)	(6,052)	Other components of net periodic pension benefit income
Recognized net actuarial loss and prior service costs	294	470	588	940	Other components of net periodic pension benefit income
Net periodic pension benefit expense	$91	$285	$182	$570

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2020	2019	2020	2019
Service cost	$219	$201	$583	$402	Employee benefits
Interest cost	133	165	267	330	Miscellaneous expense
Total SERP expense	$352	$366	$850	$732

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	—	303,767		303,767
U.S. Government sponsored entities’ asset-backed securities	—	784,454	—	784,454
Equity securities	1,660	—	471	2,131
Mortgage loans held for sale	—	113,275	—	113,275
Mortgage IRLCs	—	2,022	—	2,022
Loan interest rate swaps	—	4,776	—	4,776

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	1,168	—	1,168
Loan interest rate swaps	—	4,776	—	4,776

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$320,491	$—	$320,491
U.S. Government sponsored entities’ asset-backed securities	—	889,210	—	889,210
Equity securities	1,537	—	456	1,993
Mortgage loans held for sale	—	12,278	—	12,278
Mortgage IRLCs	—	221	—	221
Loan interest rate swaps	—	1,870	—	1,870

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	575	—	575
Loan interest rate swaps	—	1,870	—	1,870

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

The tables below present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months and six months ended June 30, 2020 and 2019, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2020 and 2019

(In thousands)	Equity Securities	Fair value swap
Balance at April 1, 2020	$463	$(226)
Total gains/(losses)
Included in other income	8	—
Balance at June 30, 2020	$471	$(226)

Balance at April 1, 2019	$433	$(226)
Total gains/(losses)
Included in other income	—	—
Balance at June 30, 2019	$433	$(226)

Level 3 Fair Value Measurements
Six months ended June 30, 2020 and 2019

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2020	$456	$(226)
Total gains/(losses)
Included in other income	15	—
Balance at June 30, 2020	$471	$(226)

Balance at January 1, 2019	$424	$(226)
Total gains/(losses)
Included in other income	9	—
Balance at June 30, 2019	$433	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of June 30, 2020 and December 31, 2019, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of June 30, 2020, there were no PCI loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at June 30, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,999	$1,999
Residential real estate	—	—	162	162
Total impaired loans recorded at fair value	$—	$—	$2,161	$2,161

MSRs	$—	$8,270	$—	$8,270

OREO recorded at fair value:
Residential real estate	—	—	826	826
Total OREO recorded at fair value	$—	$—	$826	$826

Other repossessed assets	$—	$—	$3,599	$3,599

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,873	$1,873
Residential real estate	—	—	217	217
Total impaired loans recorded at fair value	$—	$—	$2,090	$2,090

MSRs	$—	$5,797	$—	$5,797

OREO recorded at fair value:
Commercial real estate	—	—	2,295	2,295
Residential real estate	—	—	738	738
Total OREO recorded at fair value	$—	$—	$3,033	$3,033

Other repossessed assets	$—	$—	$3,599	$3,599

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

	June 30, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,264	$313	$103	$2,161
Remaining impaired loans	89,519	337	5,705	83,814
Total impaired loans	$91,783	$650	$5,808	$85,975

	December 31, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,167	$313	$77	$2,090
Remaining impaired loans	75,324	406	5,153	70,171
Total impaired loans	$77,491	$719	$5,230	$72,261

The expense from credit adjustments related to impaired loans carried at fair value was $319,000 and $6,000 for the three-month periods ended June 30, 2020 and 2019, respectively, and was $376,000 and $39,000 for the six-month periods ended June 30, 2020 and 2019, respectively.

MSRs totaled $9.5 million at June 30, 2020. Of this $9.5 million MSR carrying balance, $8.3 million was recorded at fair value and included a valuation allowance of $2.6 million. The remaining $1.2 million was recorded at cost, as the fair value exceeded cost at June 30, 2020. At December 31, 2019, MSRs totaled $10.1 million. Of this $10.1 million MSR carrying balance, $5.8 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $4.3 million was recorded at cost, as the fair value exceeded cost at December 31, 2019. The expense related to MSRs carried at fair value during the three months ended June 30, 2020 and 2019 was $249,000 and $32,000, respectively, and was $1.8 million and $89,000 for the six months ended June 30, 2020 and 2019, respectively.

Total OREO held by Park at June 30, 2020 and December 31, 2019 was $1.4 million and $4.0 million, respectively. Approximately 61% and 75% of OREO held by Park at June 30, 2020 and December 31, 2019, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At each of June 30, 2020 and December 31, 2019, OREO held at fair value, less estimated selling costs, amounted to $0.8 million and $3.0 million, respectively. The net expense related to OREO fair value adjustments was $33,000 and $55,000 for the three-month periods ended June 30, 2020 and 2019, respectively, and was $35,000 and $82,000 for the six-month periods ended June 30, 2020 and 2019, respectively.

Other repossessed assets totaled $4.1 million at June 30, 2020, of which $3.6 million was recorded at fair value. Other repossessed assets totaled $4.2 million at December 31, 2019, of which $3.6 million was recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets for either of the three-month periods or six- month periods ended June 30, 2020 and 2019.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

June 30, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired loans:
Commercial real estate	$1,999	Sales comparison approach	Adj to comparables	0.0% - 139.0% (21.3%)
		Income approach	Capitalization rate	20.0% (20.0%)

Residential real estate	$162	Sales comparison approach	Adj to comparables	0.0% - 55.0% (14.4%)

Other real estate owned:
Residential real estate	$826	Sales comparison approach	Adj to comparables	1.0% - 24.5% (9.1%)

Balance at December 31, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired loans:
Commercial real estate	$1,873	Sales comparison approach	Adj to comparables	0.0% - 56.0% (26.5%)
		Cost approach	Accumulated depreciation	93.1% (93.1%)

Residential real estate	$217	Sales comparison approach	Adj to comparables	0.0% - 53.5% (10.8%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Residential real estate	$738	Sales comparison approach	Adj to comparables	4.6% - 54.6% (39.2%)
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At June 30, 2020 and December 31, 2019, Park had Partnership Investments with a NAV of $11.8 million and $11.9 million, respectively. At June 30, 2020 and December 31, 2019, Park had $7.8 million and $8.5 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2020 and 2019, Park recognized a loss of $1.1 million and income of $170,000, respectively, and for the six-month periods ended June 30, 2020 and 2019, Park recognized a loss of $1.3 million and income of $1.8 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at June 30, 2020 and December 31, 2019, was as follows:

	June 30, 2020
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$733,494	$733,494	$—	$—	$733,494
Investment securities (1)	1,088,221	—	1,088,221	—	1,088,221
Other investment securities (2)	2,131	1,660	—	471	2,131

Loans held for sale	113,275	—	113,275	—	113,275
Mortgage IRLCs	2,022	—	2,022	—	2,022
Impaired loans carried at fair value	2,161	—	—	2,161	2,161
Other loans, net	7,013,511	—	—	7,052,498	7,052,498
Loans receivable, net	$7,130,969	$—	$115,297	$7,054,659	$7,169,956

Financial liabilities:
Time deposits	982,418	—	991,026	—	991,026
Other	4,062	4,062	—	—	4,062
Deposits (excluding demand deposits)	$986,480	$4,062	$991,026	$—	$995,088

Short-term borrowings	$291,910	$—	$291,910	$—	$291,910
Long-term debt	137,500	—	149,252	—	149,252
Subordinated notes	15,000	—	14,615	—	14,615

Derivative financial instruments - assets:
Loan interest rate swaps	$4,776	$—	$4,776	$—	$4,776

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	1,168	—	1,168	—	1,168
Loan interest rate swaps	4,776	—	4,776	—	4,776
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

Note 22 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and six-month periods ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30, 2020
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,089	$—	$—	$2,089
Employee benefit and retirement-related accounts	1,819	—	—	1,819
Investment management and investment advisory agency accounts	2,515	—	—	2,515
Other	370	—	—	370
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	828	—	—	828
Demand deposit account (DDA) charges	741	—	—	741
Other	107	—	—	107
Other service income (1)
Credit card	461	2	—	463
HELOC	113	—	—	113
Installment	48	—	—	48
Real estate	7,775	—	—	7,775
Commercial	307	—	52	359
Debit card fee income	5,560	—	—	5,560
Bank owned life insurance income (2)	1,177	—	2	1,179
ATM fees	438	—	—	438
Gain on sale of OREO, net	841	—	—	841
Net gain on the sale of investment securities (2)	3,313	—	—	3,313
Loss on equity securities, net (2)	(792)	—	(185)	(977)
Other components of net periodic pension benefit income (2)	1,940	23	25	1,988
Miscellaneous (3)	1,359	37	(1)	1,395
Total other income	$31,009	$62	$(107)	$30,964
(1) Of the $8.8 million of aggregate revenue included within "Other service income", approximately $1.1 million is within the scope of ASC 606, with the remaining $7.7 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.4 million, all of which are within scope of ASC 606.

	Three Months Ended June 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,305	$—	$—	$2,305
Employee benefit and retirement-related accounts	1,762	—	—	1,762
Investment management and investment advisory agency accounts	2,493	—	—	2,493
Other	375	—	—	375
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,714	—	—	1,714
Demand deposit account (DDA) charges	772	—	—	772
Other	169	—	—	169
Other service income (1)
Credit card	602	1	—	603
HELOC	116	—	(1)	115
Installment	67	—	9	76
Real estate	2,907	—	(9)	2,898
Commercial	347	—	1	348
Debit card fee income	5,227	—	—	5,227
Bank owned life insurance income (2)	1,197	—	89	1,286
ATM fees	460	—	—	460
Loss on sale of OREO, net	(19)	—	(140)	(159)
Net loss on the sale of investment securities (2)	(607)	—	—	(607)
Gain on equity securities, net (2)	143	—	89	232
Other components of net periodic pension benefit income (2)	1,146	14	23	1,183
Miscellaneous (3)	1,498	36	22	1,556
Total other income	$22,674	$51	$83	$22,808
(1) Of the $4.0 million of aggregate revenue included within "Other service income", approximately $1.2 million is within the scope of ASC 606, with the remaining $2.8 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.6 million, all of which are within scope of ASC 606.

	Six Months Ended June 30, 2020
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$4,260	$—	$—	$4,260
Employee benefit and retirement-related accounts	3,735	—	—	3,735
Investment management and investment advisory agency accounts	5,157	—	—	5,157
Other	754	—	—	754
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,443	—	—	2,443
Demand deposit account (DDA) charges	1,502	—	—	1,502
Other	259	—	—	259
Other service income (1)
Credit card	1,057	3	—	1,060
HELOC	211	—	—	211
Installment	101	—	—	101
Real estate	10,422	—	—	10,422
Commercial	678	—	52	730
Debit card fee income	10,520	—	—	10,520
Bank owned life insurance income (2)	2,343	—	84	2,427
ATM fees	850	—	—	850
Gain on sale of OREO, net	645	—	—	645
Net gain on the sale of investment securities (2)	3,313	—	—	3,313
Loss on equity securities, net (2)	(626)	—	(1,324)	(1,950)
Other components of net periodic pension benefit income (2)	3,880	47	49	3,976
Miscellaneous (3)	2,986	44	5	3,035
Total other income	$54,490	$94	$(1,134)	$53,450
(1) Of the $12.5 million of aggregate revenue included within "Other service income", approximately $2.3 million is within the scope of ASC 606, with the remaining $10.2 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $3.0 million, all of which are within scope of ASC 606.

	Six Months Ended June 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$4,606	$—	$—	$4,606
Employee benefit and retirement-related accounts	3,432	—	—	3,432
Investment management and investment advisory agency accounts	4,874	—	—	4,874
Other	746	—	—	746
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,330	—	—	3,330
Demand deposit account (DDA) charges	1,552	—	—	1,552
Other	332	—	—	332
Other service income (1)
Credit card	1,199	4	—	1,203
HELOC	211	—	3	214
Installment	141	—	5	146
Real estate	4,664	—	(9)	4,655
Commercial	639	—	1	640
Debit card fee income	9,596	—	—	9,596
Bank owned life insurance income (2)	2,095	—	197	2,292
ATM fees	900	—	—	900
Loss on sale of OREO, net	(31)	—	(140)	(171)
Net loss on the sale of investment securities (2)	(607)	—	—	(607)
Gain on equity securities, net (2)	732	—	1,242	1,974
Other components of net periodic pension benefit income (2)	2,293	27	46	2,366
Miscellaneous (3)	2,678	52	23	2,753
Total other income	$43,382	$83	$1,368	$44,833
(1) Of the $6.9 million of aggregate revenue included within "Other service income", approximately $2.4 million is within the scope of ASC 606, with the remaining $4.5 million consisting primarily of residential real estate loan fees which are out of scope.
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: the ever-changing effects of the novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict - - on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including actions directed toward the containment of the COVID-19 pandemic and stimulus packages; Park's ability to execute our business plan successfully and within the expected timeframe as well as Park's ability to manage strategic initiatives; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing in addition to continuing residual effects of prior recessionary conditions, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans; higher default rates on loans made to our customers due to the COVID-19 pandemic and its impact on our customers' operations and financial condition; changes in interest rates and prices as well as disruption in the liquidity and functioning of U.S. financial markets, as a result of the COVID-19 pandemic and reactions thereto, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions (including as a result of the COVID-19 pandemic and reactions thereto), legislative and regulatory initiatives (including those undertaken in response to the COVID-19 pandemic), or other factors may be different than anticipated; changes in unemployment may be different than anticipated in light of the impacts of the COVID-19 pandemic; changes in customers', suppliers', and other counterparties' performance and creditworthiness may be different than anticipated in light of the impacts of the COVID-19 pandemic; the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational (including those which may result from more of our associates working remotely), asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business; disruption in the liquidity and other functioning of U.S. financial markets; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive pressures among financial services organizations could increase significantly, including product and pricing pressures (which could in turn impact our credit spreads), customer acquisition and retention, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and our ability to attract, develop and retain qualified banking professionals; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the provisions of the CARES Act, the provisions of the Dodd-Frank Act, and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the extent to which the new current expected credit loss ("CECL") accounting standard issued by the FASB in June 2016 and in accordance with the CARES Act, the adoption of which can be deferred by Park (with retrospective application as of January 1, 2020) until the earlier of: (1) the interim reporting period during which the national emergency concerning the COVID-19 outbreak declared by the President on March 15, 2020 terminates; or (2) December 31, 2020, may adversely affect Park's reported financial condition or results of operations; Park's assumptions and estimates used in applying critical accounting policies and modeling, including under the CECL model, when adopted by Park, which may prove unreliable, inaccurate or not predictive of actual results; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks; the existence or exacerbation of general geopolitical instability and uncertainty; the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations and changes in the relationship of the U.S. and its global trading partners), monetary and other fiscal policies (including the impact of money supply and interest rate policies of the Federal Reserve Board) and other governmental policies of the U.S. federal government, including those implemented in response to the COVID-19 pandemic; unexpected changes in interest rates or disruptions in the financial markets related to COVID-19 or responses to the related health crisis; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government - backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries; continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends; the impact on Park's business, personnel, facilities or systems of losses related to acts of fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics (including the COVID-19 pandemic), dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically; any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially affect our business, including our customers' willingness to conduct banking transactions and their ability to pay on existing obligations; the effect of healthcare laws in the U.S. and potential changes for such laws, especially in light of the COVID-19 pandemic, which may increase our healthcare and other costs and negatively impact our operations and financial results; risk and uncertainties associated with Park's entry into new geographic markets with its recent acquisitions, including expected revenue synergies and cost savings from recent acquisitions not being fully realized or realized within the expected time frame; the discontinuation of the London Inter-Bank Offered Rate (LIBOR) and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and "Item 1A. Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for loan losses (aside from former Vision Bank loan relationships), gains (losses) on equity securities, and asset valuation writedowns, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of June 30, 2020, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, The Park National Bank ("PNB") to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2020, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During the second quarter of 2020, management determined that the deterioration in general economic conditions as a results of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analysis performed during the second quarter of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors to evaluate goodwill impairment. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2020 and 2019

Summary Discussion of Results

Net income for the three months ended June 30, 2020 was $29.5 million, compared to $22.2 million for the second quarter of 2019. Diluted earnings per common share were $1.80 for the second quarter of 2020, compared to $1.33 for the second quarter of 2019. Weighted average diluted common shares outstanding were 16,375,434 for the second quarter of 2020, compared to 16,642,571 weighted average diluted common shares outstanding for the second quarter of 2019.

Net income for the six months ended June 30, 2020 was $51.9 million, compared to $47.6 million for the first half of 2019. Diluted earnings per common share were $3.16 for the first half of 2020, compared to $2.94 for the first half of 2019. Weighted average diluted common shares outstanding were 16,400,657 for the first half of 2020, compared to 16,193,643 for the first half of 2019.

COVID-19 Considerations

Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park offers various methods of support including loan modifications, payment deferral programs, participation in the CARES Act Paycheck Protection Program ("PPP") and various other case by case accommodations. Park has implemented various social distancing guidelines to help protect associates, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, and ATMs, by keeping drive-thru lanes open to serve customers, maintaining selective branch office openings, and offering other banking services by appointment when necessary.

During the first six months of 2020, Park continued to pay its associates, even those unable to work due to the COVID-19 pandemic. Additionally, Park provided special one-time bonuses to certain associates. The cost of the calamity pay and special bonuses amounted to $2.2 million for the six months ended June 30, 2020, and is included within salaries expense.

Park is committed to helping individuals and businesses in the communities it serves.

Paycheck Protection Program: Through June 30, 2020, Park had approved and funded 4,438 loans totaling $543.1 million under the PPP. These PPP loans had an average balance of $122,000. Of the $543.1 million in PPP loans, 21 loans totaling $68.2 million were greater than $2 million. For its assistance in making and retaining these loans, Park has received an aggregate of $20.2 million in fees from the SBA, of which $2.8 million were recognized during the three months ended June 30, 2020. Park funded the PPP loans with excess on balance sheet liquidity.

Loan Modifications: During the six months ended June 30, 2020, Park had modified 4,474 consumer loans, with an aggregate balance of $113 million, and modified 1,387 commercial loans, with an aggregate balance of $635 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park is working with borrowers and providing modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park is making available a second 90 day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications are structured in a manner to best address each individual customer's current situation. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period.

Detail of COVID-19 modifications on Park's loan portfolios during the six months ended June 30, 2020 follows:

(Dollars in thousands)	June 30, 2020 Total Balance	June 30, 2020 Balance Modified	Percent Modified
Commercial	$4,140,491	$634,952	15.3%
Home equity	204,542	3,746	1.8%
Installment	1,494,151	49,649	3.3%
Real estate	1,341,739	57,559	4.3%
GFSC	18,489	2,383	12.9%
Other	5,033	—	—%
Total loans	$7,204,445	$748,289	10.4%

Detail of COVID-19 modifications on selected commercial loan portfolios during the six months ended June 30, 2020 follows:

(Dollars in thousands)	June 30, 2020 Total Balance	June 30, 2020 Balance Modified	Percent Modified
Non-bank consumer finance companies	$254,356	$—	—%
Hotel and accommodations	211,106	163,455	77.4%
Restaurants and food service	51,442	12,641	24.6%
Arts and recreation	45,108	16,907	37.5%
Healthcare and social assistance	244,980	39,751	16.2%
Strip shopping centers	218,237	73,117	33.5%
Other real estate rental and leasing	1,077,898	192,076	17.8%
PPP loans	543,086	—	—%
Other loans	1,494,278	137,005	9.2%
Total commercial loans	$4,140,491	$634,952	15.3%

Many of the initial interest only deferrals or principal and interest deferrals were for an initial period of three months. Park has begun to receive requests for additional deferrals. Commercial loans which have had multiple COVID-19 modifications through July 31, 2020 are detailed below.

(Dollars in thousands)	July 31, 2020 Total Balance - Multiple Modifications	Weighted Average Risk Grade
Hotel and accommodations	$45,298	4.72
Arts and recreation	3,070	4.06
Healthcare and social assistance	1,200	4.00
Other real estate rental and leasing	3,153	4.17
Other loans	8,059	4.74
Total commercial loans	$60,780	4.64

Park is closely monitoring these portfolios. As additional information becomes available management will continue to evaluate loans to ensure appropriate risk classification.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2020, for the first half of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018. Park's segments include PNB, GFSC and "All Other" which primarily consists of Park as the "Parent Company" and SEPH. SEPH is a non-bank subsidiary of Park, holding former

Vision Bank OREO property and non-performing loans.

Net income (loss) by segment
(In thousands)	Q2 2020	Q1 2020	Six months YTD 2020	Six months YTD 2019	2019	2018
PNB	$30,750	$25,908	$56,658	$56,074	$113,600	$109,472
GFSC	323	112	435	450	762	521
All Other	(1,568)	(3,648)	(5,216)	(8,906)	(11,662)	394
Total Park	$29,505	$22,372	$51,877	$47,618	$102,700	$110,387

Net income for the six months ended June 30, 2020 of $51.9 million represented a $4.3 million, or 8.9%, increase compared to $47.6 million for the six months ended June 30, 2019. Net income for each of the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 included several items of income and expense that impact comparability of period results. These items are detailed in the "Items Impacting Comparability" section of this MD&A. The following discussion provides additional information regarding the two segments that make up Park's ongoing operations, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2020, for the first half of each 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q2 2020	Q1 2020	Six months YTD 2020	Six months YTD 2019	2019	2018
Net interest income	$79,891	$75,214	$155,105	$141,175	$293,130	$258,547
Provision for loan losses	12,883	5,534	18,417	4,243	8,356	7,569
Other income	31,009	23,481	54,490	43,382	92,392	88,981
Other expense	60,703	61,368	122,071	111,988	237,433	206,843
Income before income taxes	$37,314	$31,793	$69,107	$68,326	$139,733	$133,116
Income tax expense	6,564	5,885	12,449	12,252	26,133	23,644
Net income	$30,750	$25,908	$56,658	$56,074	$113,600	$109,472

Net interest income of $155.1 million for the six months ended June 30, 2020 represented a $13.9 million, or 9.9%, increase compared to $141.2 million for the six months ended June 30, 2019. The increase was a result of a $2.3 million increase in interest income, and an $11.6 million decrease in interest expense.
The $2.3 million increase in interest income was primarily due to a $6.4 million increase in interest income on loans, partially offset by a $4.1 million decrease in investment income. The increase in interest income on loans was partially the result of a $721.0 million increase in average loans from $5.99 billion for the six months ended June 30, 2019, to $6.71 billion for the six months ended June 30, 2020. The increase in average loans was partially offset by the decrease in the yield on loans, which decreased 37 basis points to 4.75% for the six months ended June 30, 2020, compared to 5.12% for the six months ended June 30, 2019. Interest income was impacted by the the acquisition of CAB Financial Corporation, the parent of Carolina Alliance Bank ("Carolina Alliance") on April 1, 2019. The Carolina Alliance Bank Division contributed an aggregate of $15.3 million to interest income at PNB during the six months ended June 30, 2020, compared to $8.4 million for the six months ended June 30, 2019. The decrease in investment income was partially the result of a decrease in the yield on investments, which decreased 54 basis points to 2.25% for the six months ended June 30, 2020, compared to 2.79% for the six months ended June 30, 2019. The decrease was also the result of a $14.4 million decrease in average investments from $1.50 billion for the six months ended June 30, 2019 to $1.49 billion for the six months ended June 30, 2020.
The $11.6 million decrease in interest expense was primarily due to an $8.6 million decrease in interest expense on deposits as well as a $3.1 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was the result of a decrease in the cost of deposits of 43 basis points from 1.01% for the six months ended June 30, 2019 to 0.58% for the six months ended June 30, 2020. This was partially offset by a $566.7 million increase in average interest-bearing deposits from $4.80 billion for the six months ended June 30, 2019, to $5.37 billion for the six months ended June 30, 2020. Interest expense was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $2.1 million to interest expense at PNB during the six months ended June 30, 2020, compared to $1.2 million for the six months ended June 30, 2019. The decrease in interest expense on borrowings was partially the result of a $237.3 million decrease in average borrowings from $614.0 million for the six months ended June 30, 2019, to $376.7 million for the six months ended June 30, 2020. The cost of borrowings also decreased by 35 basis points, from 2.07% for the six months ended June 30, 2019 to 1.72% for the six months ended June 30, 2020.
The provision for loan losses of $18.4 million for the six months ended June 30, 2020 represented an increase of $14.2 million, compared to $4.2 million for the six months ended June 30, 2019. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $54.5 million for the six months ended June 30, 2020 represented an increase of $11.1 million, or 25.6%, compared to $43.4 million for the six months ended June 30, 2019. The $11.1 million increase was primarily related to a $5.6 million increase in other service income, which was primarily related to an increase in fee income related to mortgage loan originations and investor rate locks, partially offset by a decrease in mortgage service rights; a $3.9 million increase in gain on sale of debt securities; a $1.6 million increase in other components of net periodic benefit income; a $924,000 increase in debit card fee income; a $677,000 increase in gain (loss) on sale of OREO, net; a $306,000 increase in miscellaneous income, primarily related to an increase in operating lease income; a $249,000 increase in income from fiduciary activities; and a $248,000 increase in bank owned life insurance income. These increases were partially offset by a $1.3 million decrease in gains (losses) from capital investments, and a $1.0 million decrease in service charges on deposits. Other income was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $3.7 million to other income at PNB during the six months ended June 30, 2020 and $1.3 million during the six months ended June 30, 2019.
A summary of mortgage originations for the six months ended June 30, 2020 and 2019 is shown below. Of total mortgage originations shown below for 2020, refinances comprised 48.5% in the first quarter of 2020, 67.5% in the second quarter of 2020, and 61.1% for the six months ended June 30, 2020. Of total mortgage originations shown below for 2019, refinances comprised 32.5% in the first quarter of 2019, 29.7% in the second quarter of 2019, and 30.7% for the six months ended June 30, 2019.

(In thousands)	Q1 2020	Q2 2020	Six months ended June 30, 2020	Q1 2019	Q2 2019	Six months ended June 30, 2019
Mortgage Origination Volume
Sold	$85,030	$248,339	$333,369	$30,011	$54,802	$84,813
Portfolio	56,018	64,351	120,369	31,492	59,613	91,105
Construction	33,109	33,754	66,863	20,481	22,245	42,726
Service released	3,794	2,362	6,156	4,407	22,818	27,225
Total mortgage originations	$177,951	$348,806	$526,757	$86,391	$159,478	$245,869

The table below reflects PNB's other expense for the six months ended June 30, 2020 and 2019.

(In thousands)	Six months YTD 2020	Six months YTD 2019	change	% change
Other expense:
Salaries	$56,253	$52,016	$4,237	8.1%
Employee benefits	18,633	17,082	1,551	9.1%
Occupancy expense	6,618	6,100	518	8.5%
Furniture and equipment expense	9,150	8,517	633	7.4%
Data processing fees	5,062	4,951	111	2.2%
Professional fees and services	10,670	9,601	1,069	11.1%
Marketing	2,619	2,659	(40)	(1.5)%
Insurance	2,689	2,237	452	20.2%
Communication	1,942	2,586	(644)	(24.9)%
State tax expense	1,860	1,625	235	14.5%
Amortization of intangible assets	1,213	991	222	22.4%
Miscellaneous	5,362	3,623	1,739	48.0%
Total other expense	$122,071	$111,988	$10,083	9.0%

Other expense of $122.1 million for the six months ended June 30, 2020 represented an increase of $10.1 million, or 9.0%, compared to $112.0 million for the six months ended June 30, 2019. The increase in salaries expense was primarily related to increases in base salary expense and additional compensation incentives, partially offset by a decrease in officer incentive compensation. The increase in employee benefits expense was primarily related to increased pension plan expense, payroll tax expense and defined contribution plan expense, partially offset by a decrease in group insurance costs. The increase in occupancy expense was primarily the result of increased depreciation on premises. The increase in furniture and equipment expense was primarily related to increased expenses related to repairs and maintenance on equipment, which also includes software maintenance and costs. The increase in professional fees and services was primarily related to increased title, appraisal and credit costs, increased insured cash sweep (ICS) fees, as well as increases in management and consulting fees, partially offset by a $427,000 decrease in temporary wage expense. The decrease in communications expense is primarily related to a change in statement mailing and production costs, which resulted in lower direct postage expense, but an increase in supply expense which is included in miscellaneous expense. The additional increase in miscellaneous expense was primarily related to a $1.8 million prepayment penalty on FHLB borrowings of $50 million repaid during the six months ended June 30, 2020. Other expense was impacted by the acquisition of Carolina Alliance. Of the $122.1 million of total other expense for the six months ended June 30, 2020, the Carolina Alliance Bank Division's total other expense was $9.5 million. Of the $112.0 million of total other expense for the six months ended June 30, 2019, the Carolina Alliance Bank Division's total other expense was $5.9 million.

The table below reflects PNB's other expense less the impact of the Carolina Alliance Bank Division for the six months ended June 30, 2020 and 2019.

(In thousands)	Six months YTD 2020	Six months YTD 2019	change	% change
Other expense:
Salaries	$52,011	$49,407	$2,604	5.3%
Employee benefits	17,354	16,566	788	4.8%
Occupancy expense	5,817	5,700	117	2.1%
Furniture and equipment expense	8,733	8,229	504	6.1%
Data processing fees	4,925	4,528	397	8.8%
Professional fees and services	10,149	9,271	878	9.5%
Marketing	2,501	2,554	(53)	(2.1)%
Insurance	2,385	2,098	287	13.7%
Communication	1,875	2,539	(664)	(26.2)%
State tax expense	1,857	1,625	232	14.3%
Amortization of intangible assets	656	578	78	13.5%
Miscellaneous	4,349	3,037	1,312	43.2%
Total other expense	$112,612	$106,132	$6,480	6.1%

Excluding the impact of the Carolina Alliance Bank Division, other expense of $112.6 million for the six months ended June 30, 2020 represented an increase of $6.5 million, or 6.1%, compared to $106.1 million for the six months ended June 30, 2019. The increase in salaries expense was primarily related to increases in base salary expense and additional compensation incentives, partially offset by a decrease in officer incentive compensation. The increase in employee benefits expense was primarily related to increased pension plan expense, payroll tax expense and defined contribution plan expense, partially offset by a decrease in group insurance costs. The increase in furniture and equipment expense was primarily related to increased expenses related to repairs and maintenance on equipment, which also includes software maintenance and costs. The increase in professional fees and services was primarily related to increased title, appraisal and credit costs, increased insured cash sweep (ICS) fees, as well as increases in management and consulting fees, partially offset by a $427,000 decrease in temporary wage expense. The decrease in communications expense is primarily related to a change in statement mailing and production costs, which resulted in lower direct postage expense, but an increase in supply expense which is included in miscellaneous expense. The additional increase in miscellaneous expense was primarily related to a $1.8 million prepayment penalty on FHLB borrowings of $50 million repaid during the six months ended June 30, 2020.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the six months ended June 30, 2020 and 2019 and as of or for the twelve months ended December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019	% change from 12/31/19	% change from 06/30/19
Loans	$7,185,297	$6,481,644	$6,355,251	10.86%	13.06%
Allowance for loan losses	71,606	54,692	51,760	30.93%	38.34%
Net loans	7,113,691	6,426,952	6,303,491	10.69%	12.85%
Investment securities	1,144,063	1,271,817	1,387,731	(10.04)%	(17.56)%
Total assets	9,665,657	8,521,537	8,607,583	13.43%	12.29%
Total deposits	8,230,098	7,125,111	7,095,772	15.51%	15.99%
Average assets (1)	8,999,888	8,425,536	8,157,472	6.82%	10.33%
Efficiency ratio (2)	57.84%	61.12%	60.19%	(5.37)%	(3.90)%
Return on average assets (3)	1.27%	1.35%	1.39%	(5.93)%	(8.63)%
(1) Average assets for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019.
(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.4 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively, and $3.0 million for the year ended December 31, 2019.
(3) Annualized for the six months ended June 30, 2020 and 2019.

Loans outstanding at June 30, 2020 were $7.19 billion, compared to $6.48 billion at December 31, 2019, an increase of $703.7 million, or 10.9%. Loans outstanding at June 30, 2020 were $7.19 billion, compared to $6.36 billion at June 30, 2019, an increase of $830.0 million, or 13.1%. Excluding $543.1 million of PPP loans, loans outstanding were $6.64 billion at June 30, 2020, compared to $6.48 billion at December 31, 2019, an increase of $160.6 million, or 2.5%, and reflected an increase of $287.0 million, or 4.5%, compared to $6.36 billion at June 30, 2019. The table below breaks out the change in loans outstanding, by loan type.

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019	change from 12/31/19	% change from 12/31/19	change from 6/30/19	% change from 6/30/19
Home equity	$204,541	$224,857	$239,103	$(20,316)	(9.0)%	$(34,562)	(14.5)%
Installment	1,494,151	1,431,197	1,348,727	62,954	4.4%	145,424	10.8%
Real estate	1,341,739	1,275,154	1,259,427	66,585	5.2%	82,312	6.5%
Commercial (excluding PPP)	3,596,747	3,545,467	3,503,770	51,280	1.4%	92,977	2.7%
PPP loans	543,086	—	—	543,086	N.M.	543,086	N.M.
Other	5,033	4,969	4,224	64	1.3%	809	19.2%
Total loans	$7,185,297	$6,481,644	$6,355,251	$703,653	10.9%	$830,046	13.1%

PNB's allowance for loan losses increased by $16.9 million, or 30.9%, to $71.6 million at June 30, 2020, compared to $54.7 million at December 31, 2019. Net charge-offs were $1.5 million, or 0.05% of total average loans (annualized), for the six months ended June 30, 2020 and were $2.7 million, or 0.04% of total average loans, for the twelve months ended December 31, 2019. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at June 30, 2020 were $8.23 billion, compared to $7.13 billion at December 31, 2019, an increase of $1.10 billion, or 15.5%. Total deposits at June 30, 2020 were $8.23 billion, compared to $7.10 billion at June 30, 2019, an increase of $1.13 billion, or 16.0%. The table below breaks out the change in deposit balances, by deposit type.

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019	change from 12/31/19	% change from 12/31/19	change from 6/30/19	% change from 6/30/19
Non-interest bearing deposits	$2,589,685	$2,036,359	$1,974,761	$553,326	27.2%	$614,924	31.1%
Transaction accounts	1,931,630	1,628,741	1,659,985	302,889	18.6%	271,645	16.4%
Savings	2,726,365	2,320,880	2,329,716	405,485	17.5%	396,649	17.0%
Certificates of deposits	982,418	1,139,131	1,131,310	(156,713)	(13.8)%	(148,892)	(13.2)%
Total deposits	$8,230,098	$7,125,111	$7,095,772	$1,104,987	15.5%	$1,134,326	16.0%
Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first and second quarters of 2020, the first half of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018. During 2020, Park made the decision to no longer seek new loans through the GFSC subsidiary.

(In thousands)	Q2 2020	Q1 2020	Six months YTD 2020	Six months YTD 2019	2019	2018
Net interest income	$1,025	$1,152	$2,177	$2,542	$5,013	$5,048
Provision for loan losses	27	277	304	315	754	1,328
Other income	62	32	94	83	170	187
Other expense	651	765	1,416	1,736	3,478	3,245
Income before income taxes	$409	$142	$551	$574	$951	$662
Income tax expense	86	30	116	124	189	141
Net income	$323	$112	$435	$450	$762	$521

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the six months ended June 30, 2020 and 2019 and as of or for the twelve months ended December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019	% change from 12/31/19	% change from 06/30/19
Loans	$20,538	$28,143	$29,981	(27.02)%	(31.50)%
Allowance for loan losses	1,869	1,987	2,243	(5.94)%	(16.67)%
Net loans	18,669	26,156	27,738	(28.62)%	(32.70)%
Total assets	20,125	27,593	29,222	(27.06)%	(31.13)%
Average assets (1)	24,774	29,119	30,279	(14.92)%	(18.18)%
Return on average assets (2)	3.53%	2.62%	3.00%	34.73%	17.67%
(1) Average assets for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019.
(2) Annualized for the six months ended June 30, 2020 and 2019.

All Other

The table below reflects All Other net (loss) income for the first and second quarters of 2020, for the first half of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q2 2020	Q1 2020	Six month YTD 2020	Six months YTD 2019	2019	2018
Net interest income (expense)	$270	$(83)	$187	$(90)	$(406)	$3,303
Recovery of loan losses	(686)	(658)	(1,344)	(141)	(2,939)	(952)
Other (loss) income	(107)	(1,027)	(1,134)	1,368	4,631	11,933
Other expense	3,445	4,143	7,588	13,295	23,077	18,667
Net loss before income tax benefit	$(2,596)	$(4,595)	$(7,191)	$(11,876)	$(15,913)	$(2,479)
Income tax benefit	(1,028)	(947)	(1,975)	(2,970)	(4,251)	(2,873)
Net (loss) income	$(1,568)	$(3,648)	$(5,216)	$(8,906)	$(11,662)	$394

The net interest income (expense) for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships.

Net interest income (expense) reflected net interest income of $187,000 for the six months ended June 30, 2020, compared to net interest expense of $90,000 for the six months ended June 30, 2019. The change was largely the result of an increase in loan interest income related to payment collections at SEPH.

SEPH had net recoveries of $1.3 million for the six months ended June 30, 2020, compared to net recoveries of $141,000 for the six months ended June 30, 2019.

All Other had an other loss of $1.1 million for the six months ended June 30, 2020, compared to other income of $1.4 million for the six months ended June 30, 2019. The change was largely due to a $1.9 million decrease in income related to partnership investments, which went from a $1.1 million gain for the six months ended June 30, 2019 to a $768,000 loss for the six months ended June 30, 2020, and a $699,000 decrease in gain (loss) on equity securities, net, which went from a $143,000 gain for the six months ended June 30, 2019 to a $556,000 loss for the six months ended June 30, 2020.

All Other had other expense of $7.6 million for the six months ended June 30, 2020, compared to $13.3 million for the six months ended June 30, 2019. The decrease was largely due to a $5.9 million decrease in merger related expenses related to the NewDominion and Carolina Alliance acquisitions.

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2020, for the first half of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q2 2020	Q1 2020	Six months YTD 2020	Six months YTD 2019	2019	2018
Net interest income	$81,186	$76,283	$157,469	$143,627	$297,737	$266,898
Provision for loan losses	12,224	5,153	17,377	4,417	6,171	7,945
Other income	30,964	22,486	53,450	44,833	97,193	101,101
Other expense	64,799	66,276	131,075	127,019	263,988	228,755
Income before income taxes	$35,127	$27,340	$62,467	$57,024	$124,771	$131,299
Income tax expense	5,622	4,968	10,590	9,406	22,071	20,912
Net income	$29,505	$22,372	$51,877	$47,618	$102,700	$110,387

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2020 and 2019

Net interest income increased by $5.3 million, or 7.0%, to $81.2 million for the second quarter of 2020, compared to $75.9 million for the second quarter of 2019. See the discussion under the table below.

	Three months ended June 30, 2020			Three months ended June 30, 2019
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,981,783	$80,307	4.63%	$6,332,167	$82,610	5.23%
Taxable investments	832,906	5,026	2.43%	110,243	6,919	2.52%
Tax-exempt investments (2)	295,448	2,722	3.71%	321,769	2,921	3.64%
Money market instruments	461,055	113	0.10%	80,239	528	2.64%
Interest earning assets	$8,571,192	$88,168	4.14%	$6,844,418	$92,978	4.76%

Interest bearing deposits	$5,480,366	4,853	0.36%	$5,068,709	13,168	1.04%
Short-term borrowings	270,376	234	0.35%	221,734	760	1.37%
Long-term debt	154,973	1,172	3.04%	375,714	2,447	2.61%
Interest bearing liabilities	$5,905,715	$6,259	0.43%	$5,666,157	$16,375	1.16%
Excess interest earning assets	$2,665,477			$1,178,261
Tax equivalent net interest income		$81,909			$76,603
Net interest spread			3.71%			3.60%
Net interest margin			3.84%			3.92%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $152,000 for the three months ended June 30, 2020 and $139,000 for the same period of 2019.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $571,000 for the three months ended June 30, 2020 and $613,000 for the same period of 2019.

Average interest earning assets for the second quarter of 2020 increased by $1,727 million, or 25.2%, to $8,571 million, compared to $6,844 million for the second quarter of 2019. The average yield on interest earning assets decreased by 62 basis points to 4.14% for the second quarter of 2020, compared to 4.76% for the second quarter of 2019.

Interest income for the three months ended June 30, 2020 and 2019 included purchase accounting accretion of $1.2 million and $1.4 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the yield on loans was 4.55% and 5.14% for the three months ended June 30, 2020 and 2019, respectively, and the yield on earning assets was 4.07% and 4.69% for the three months ended June 30, 2020 and 2019, respectively.

Average interest bearing liabilities for the second quarter of 2020 increased by $240 million, or 4.2%, to $5,906 million, compared to $5,666 million for the second quarter of 2019. The average cost of interest bearing liabilities decreased by 73 basis points to 0.43% for the second quarter of 2020, compared to 1.16% for the second quarter of 2019.

Interest expense for the three months ended June 30, 2020 and 2019 included a benefit from purchase accounting accretion of $62,000 and $238,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.43% for the three months ended June 30, 2020 and was 1.18% for the three months ended June 30, 2019.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.78% and 3.84% for the three months ended June 30, 2020 and 2019, respectively.

Yield on Loans: Average loan balances increased $650 million, or 10.3%, to $6,982 million for the second quarter of 2020, compared to $6,332 million for the second quarter of 2019. The average yield on the loan portfolio decreased by 60 basis points to 4.63% for the second quarter of 2020, compared to 5.23% for the second quarter of 2019.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2020 and 2019.

	Three months ended June 30, 2020		Three months ended June 30, 2019
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$212,030	3.72%	$245,020	5.78%
Installment loans	1,471,602	5.22%	1,346,482	5.36%
Real estate loans	1,302,710	4.14%	1,247,156	4.33%
Commercial loans (1)	3,991,145	4.61%	3,488,799	5.46%
Other	4,296	9.48%	4,710	11.73%
Total loans and leases before allowance	$6,981,783	4.63%	$6,332,167	5.23%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $152,000 for the three months ended June 30, 2020 and $139,000 for the same period of 2019.

Loan interest income for the three months ended June 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 3.53%, the yield on installment loans was unchanged at 5.22%, the yield on real estate loans was 4.08%, the yield on commercial loans was 4.51% and the yield on total loans and leases before allowance was 4.55% for the three months ended June 30, 2020, and the yield on home equity loans was 5.60%, the yield on installment loans was 5.35%, the yield on real estate loans was 4.29%, the yield on commercial loans was 5.32% and the yield on total loans and leases before allowance was 5.14% for the three months ended June 30, 2019.

Cost of Deposits: Average interest bearing deposit balances increased $411 million, or 8.1%, to $5,480 million for the second quarter of 2020, compared to $5,069 for the second quarter of 2019. The average cost of funds on deposit balances decreased by 68 basis points to 0.36% for the second quarter of 2020, compared to 1.04% for the second quarter of 2019.

The table below shows for the three months ended June 30, 2020 and 2019, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2020		Three months ended June 30, 2019
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,893,879	0.14%	$1,673,406	0.82%
Savings deposits and clubs	2,568,723	0.13%	2,255,612	0.96%
Time deposits	1,017,764	1.32%	1,139,691	1.53%
Total interest bearing deposits	$5,480,366	0.36%	$5,068,709	1.04%

Deposit interest expense for the three months ended June 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 1.35% and the cost of total interest bearing deposits was unchanged at 0.36% for the three months ended June 30, 2020, and the cost of funds for time deposits was 1.62% and the cost of total interest bearing deposits was 1.06% for the three months ended June 30, 2019.

Comparison for the First Half of 2020 and 2019

Net interest income increased by $13.8 million, or 9.6%, to $157.5 million for the first half of 2020, compared to $143.6 million for the first half of 2019. See the discussion under the table below.

	Six months ended June 30, 2020			Six months ended June 30, 2019
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,731,960	$161,133	4.81%	$6,012,446	$154,758	5.19%
Taxable investments	869,914	10,557	2.44%	1,103,209	13,914	2.54%
Tax-exempt investments (2)	299,035	5,508	3.70%	313,422	5,727	3.69%
Money market instruments	318,930	604	0.38%	87,212	1,169	2.70%
Interest earning assets	$8,219,839	$177,802	4.35%	$7,516,289	$175,568	4.71%

Interest bearing deposits	$5,370,376	15,480	0.58%	$4,804,076	24,038	1.01%
Short-term borrowings	236,521	695	0.59%	238,492	1,499	1.27%
Long-term debt	169,409	2,710	3.22%	383,922	4,918	2.58%
Interest bearing liabilities	$5,776,306	$18,885	0.66%	$5,426,490	$30,455	1.13%
Excess interest earning assets	$2,443,533			$2,089,799
Tax equivalent net interest income		$158,917			$145,113
Net interest spread			3.69%			3.58%
Net interest margin			3.89%			3.89%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $291,000 for the six months ended June 30, 2020 and $284,000 for the same period of 2019.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for each of the six months ended June 30, 2020 and 2019.

Average interest earnings assets for the first half of 2020 increased by $704 million, or 9.4%, to $8,220 million, compared to $7,516 million for the first half of 2019. The average yield on interest earning assets decreased by 36 basis points to 4.35% for the first half of 2020, compared to 4.71% for the first half of 2019.

Interest income for the six months ended June 30, 2020 and 2019 included purchase accounting accretion of $2.5 million and $1.6 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the yield on loans was 4.73% and 5.13% for the six months ended June 30, 2020 and 2019, respectively, and the yield on earning assets was 4.28% and 4.66% for the six months ended June 30, 2020 and 2019, respectively.

Average interest bearing liabilities for the first half of 2020 increased by $350 million, or 6.5%, to $5,776 million, compared to $5,426 million for the first half of 2019. The average cost of interest bearing liabilities decreased by 47 basis points to 0.66% for the first half of 2020, compared to 1.13% for the first half of 2019.

Interest expense for the six months ended June 30, 2020 and 2019 included a benefit from purchase accounting accretion of $152,000 and $275,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.66% for the six months ended June 30, 2020 and was 1.14% for the six months ended June 30, 2019.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.82% and 3.84% for the six months ended June 30, 2020 and 2019, respectively.

Yield on Loans: Average loan balances increased $720 million, or 12.0%, to $6,732 million for the first half of 2020, compared to $6,012 million for the first half of 2019. The average yield on the loan portfolio decreased by 38 basis points to 4.81% for the first half of 2020, compared to 5.19% for the first half of 2019.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2020 and 2019.

	Six months ended June 30, 2020		Six months ended June 30, 2019
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$217,549	4.26%	$228,376	5.74%
Installment loans	1,465,696	5.28%	1,327,536	5.32%
Real estate loans	1,285,232	4.20%	1,225,075	4.31%
Commercial loans (1)	3,759,207	4.86%	3,226,741	5.42%
Other	4,276	10.50%	4,718	11.80%
Total loans and leases before allowance	$6,731,960	4.81%	$6,012,446	5.19%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $291,000 for the six months ended June 30, 2020 and $284,000 for the same period of 2019.

Loan interest income for the six months ended June 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 4.08%, the yield on installment loans was unchanged at 5.28%, the yield on real estate loans was 4.16%, the yield on commercial loans was 4.74% and the yield on total loans and leases before allowance was 4.73% for the six months ended June 30, 2020, and the yield on home equity loans was 5.61%, the yield on installment loans was unchanged at 5.32%, the yield on real estate loans was 4.26%, the yield on commercial loans was 5.34% and the yield on total loans and leases before allowance was 5.13% for the six months ended June 30, 2019.

Cost of Deposits: Average interest bearing deposit balances increased $566 million, or 11.8%, to $5,370 million for the first half of 2020, compared to $4,804 for the first half of 2019. The average cost of funds on deposit balances decreased by 43 basis points to 0.58% for the first half of 2020, compared to 1.01% for the first half of 2019.

The table below shows for the six months ended June 30, 2020 and 2019, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2020		Six months ended June 30, 2019
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,804,193	0.35%	$1,545,436	0.78%
Savings deposits and clubs	2,501,992	0.38%	2,171,767	0.92%
Time deposits	1,064,191	1.44%	1,086,873	1.51%
Total interest bearing deposits	$5,370,376	0.58%	$4,804,076	1.01%

Deposit interest expense for the six months ended June 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 1.47% and the cost of total interest bearing deposits was 0.59% for the six months ended June 30, 2020, and the cost of funds for time deposits was 1.56% and the cost of total interest bearing deposits was 1.02% for the six months ended June 30, 2019.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2020 and for the years ended December 31, 2019, 2018 and 2017.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - first six months	4.81%	2.76%	0.38%	4.35%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2020, 2019 and 2018 and a 35% federal corporate income tax rate for 2017. The taxable equivalent adjustment was $291,000 for the six months ended June 30, 2020, and $576,000, $528,000 and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2020, 2019 and 2018 and a 35% federal corporate income tax rate for 2017. The taxable equivalent adjustment was $1.2 million for the six months ended June 30, 2020, and $2.4 million, $2.3 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(3) Interest income for the six months ended June 30, 2020 and for the years ended December 31, 2019, 2018 and 2017 included $343,000, $256,000, $3.4 million and $2.3 million, respectively, related to payments received on former Vision Bank impaired loan relationships, some of which are participated with PNB, as well as $2.5 million, $5.2 million and $1.1 million of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018. Excluding these sources of income, the yield on loans was 4.72%, 5.09%, 4.89% and 4.66%, for the six months ended June 30, 2020, and for the years ended December 31, 2019, 2018, and 2017, respectively, and the yield on earning assets was 4.27%, 4.62%, 4.40% and 4.05%, for the six months ended June 30, 2020 and for the years ended December 31, 2019, 2018 and 2017, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2020 and for the years ended December 31, 2019, 2018 and 2017.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - first six months	0.58%	0.59%	3.22%	0.66%
(1) Interest expense for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018 included $152,000, $593,000 and $287,000 of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for all periods) and Carolina Alliance (for the six months ended June 30, 2020 and the year ended December 31, 2019). Excluding this income, for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, the cost of funds on interest bearing deposits was 0.59%, 1.02% and 0.73%, respectively, and the cost of interest bearing liabilities was 0.66%, 1.13% and 0.86%, respectively.

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

The table below provides additional information on the provision for loan losses for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses:
Beginning balance	$61,503	$53,368	$56,679	$51,512
Charge-offs	2,130	2,928	4,815	5,915
Recoveries	1,879	1,644	4,235	3,989
Net charge-offs	251	1,284	580	1,926
Provision for loan losses	12,224	1,919	17,377	4,417
Ending balance	$73,476	54,003	$73,476	54,003

Net charge-offs as a % of average loans (annualized)	0.01%	0.08%	0.02%	0.06%

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

The following table provides additional information related to the allowance for loan losses for Park including information related to specific reserves and general reserves, at June 30, 2020, December 31, 2019 and June 30, 2019.

Park - Allowance for Loan Losses
(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Total allowance for loan losses	$73,476	$56,679	$54,003
Allowance on PCI loans	106	268	—
Allowance on purchased loans	25	—	—
Specific reserves	5,808	5,230	2,379
General reserves on originated loans	$67,537	$51,181	$51,624

Total loans	$7,204,445	$6,501,404	$6,376,737
PCI loans (1)	12,569	14,331	23,027
Purchased loans	440,803	548,436	671,574
Impaired commercial loans	91,724	77,459	50,225
Originated loans excluding impaired commercial loans	$6,659,349	$5,861,178	$5,631,911

Total allowance for loan losses to total loans ratio	1.02%	0.87%	0.85%
Total allowance for loan losses on originated loans to total originated loans ratio	1.09%	0.95%	0.95%
Total allowance for loan losses on originated loans to total originated loans ratio (excluding PPP loans) (2)	1.18%	N.A.	N.A.

General reserves as a % of originated total loans less impaired commercial loans	1.01%	0.87%	0.92%
General reserves as a % of originated total loans less impaired commercial loans (excluding PPP loans) (2)	1.10%	N.A.	N.A.
(1) Excludes PCI loans which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $0, $5,000 and $888,000 at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.
(2) Excludes $543.1 million of PPP loans and $543,000 in related allowance.

The allowance for loan losses of $73.5 million at June 30, 2020 represented a $16.8 million, or 29.6%, increase compared to $56.7 million at December 31, 2019. This increase was largely the result of a $16.4 million increase in general reserves on originated total loans and a $578,000 increase in specific reserves. As of June 30, 2020, a $25,000 allowance had been established for performing acquired loans and a $106,000 allowance had been established for PCI loans. In addition to the established allowance related to acquired loans, as of June 30, 2020, these loans have a remaining purchase accounting discount of $9.2 million. The $16.4 million increase in general reserves was the result of the estimated increase in incurred losses as a result of the impact of the COVID-19 pandemic. This estimate was established based on consideration of Park's existing environmental loss factors, modification programs Park has put in place, and balances of high risk portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers. Much is still unknown about the long-term economic impact of the COVID-19 pandemic and management will continue to evaluate this estimate of incurred losses as new information becomes available. See the section entitled "Allowance for loan losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At June 30, 2020, December 31, 2019 and June 30, 2019, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at June 30, 2020, December 31, 2019 and June 30, 2019.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Nonaccrual loans	$100,406	$90,080	$66,675
Accruing TDRs	23,948	21,215	17,759
Loans past due 90 days or more	1,690	2,658	2,399
Total nonperforming loans	$126,044	$113,953	$86,833

OREO	1,356	4,029	3,839
Other nonperforming assets - PNB	3,599	3,599	3,496
Total nonperforming assets	$130,999	$121,581	$94,168

Percentage of nonaccrual loans to total loans	1.39%	1.39%	1.05%
Percentage of nonperforming loans to total loans	1.75%	1.75%	1.36%
Percentage of nonperforming assets to total loans	1.82%	1.87%	1.48%
Percentage of nonperforming assets to total assets	1.35%	1.42%	1.09%

Included in the nonaccrual loan totals above were $1.6 million of SEPH nonaccrual loans at June 30, 2019. There were no SEPH nonaccrual loans at June 30, 2020 or December 31, 2019. Included in the OREO totals above were $929,000 of SEPH OREO at both June 30, 2020 and December 31, 2019 and $797,000 at June 30, 2019.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 day for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at June 30, 2020, December 31, 2019 and June 30, 2019. Loans are classified as current if they are less than 30 days past due.

	June 30, 2020		December 31, 2019		June 30, 2019
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$77,599	1.08%	$66,282	1.02%	$41,564	0.65%
Nonaccrual loans - past due	22,807	0.32%	23,798	0.37%	25,111	0.39%
Total nonaccrual loans	$100,406	1.39%	$90,080	1.39%	$66,675	1.05%

Credit Quality Indicators: When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded a 6 (substandard), also considered to be watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Any commercial loan graded an 8 (loss) is completely charged-off.

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Pass-rated	$3,963,451	$3,418,159	$3,404,879
Special mention	75,292	27,367	24,508
Substandard	116	973	653
Impaired	91,724	77,459	50,225
Accruing PCI	11,606	13,364	21,632
Total	$4,142,189	$3,537,322	$3,501,897
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

At June 30, 2020, Park had $75.4 million of non-impaired commercial loans included on the watch list, compared to $28.3 million at December 31, 2019 and compared to $25.2 million at June 30, 2019. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loan have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms. The $47.1 million increase in non-impaired commercial watch list loans from December 31, 2019 to June 30, 2020 was largely due to $48.1 million of hotel and accommodation loans that were downgraded to special mention as a result of the impact of COVID-19. In addition to the $48.1 million in hotel and accommodation loans which were downgraded to special mention, $6.3 million in hotel and accommodation loans were downgraded to impaired status. Park is closely monitoring the impact of COVID-19 on its borrowers ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At June 30, 2020, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimates.

Impaired commercial loans were $91.7 million at June 30, 2020, an increase of $14.2 million, compared to $77.5 million at December 31, 2019. The $91.7 million of impaired commercial loans at June 30, 2020 included $11.8 million of loans modified in a troubled debt restructuring which are currently on accrual status and performing in accordance with the restructured terms, up from $8.4 million at December 31, 2019.

At June 30, 2020, Park had taken partial charge-offs of $650,000 related to the $91.7 million of commercial loans considered to be impaired, compared to partial charge-offs of $719,000 related to the $77.5 million of impaired commercial loans at December 31, 2019.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans with deteriorated credit quality with a book value of $19.9 million which were recorded at the initial fair value of $18.4 million. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2020 was $12.6 million, of which none were considered impaired due to additional credit deterioration or modification post acquisition. The $12.6 million were not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $14.3 million, of which $5,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $14.3 million were not included in impaired loan totals.

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

Commercial Loans
Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $46.6 million, or 1.27% of the outstanding principal balance of performing commercial loans at June 30, 2020. Excluding acquired loans, at June 30, 2020, the coverage level within the commercial loan portfolio was approximately 3.73 years compared to 3.40 years at December 31, 2019. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 120-month period ended December 31, 2019, for the commercial loan portfolio was 0.34%. This 120-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision Bank loans.

Excluding acquired loans, the overall reserve of 1.27% for other accruing commercial loans breaks down as follows: PPP loans are reserved at 0.10%; pass-rated commercial loans are reserved at 1.44%; special mention commercial loans are reserved at 2.57%; and substandard commercial loans are reserved at 3.81%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 120-month loss experience of 0.34% are due to the following factors which management reviews on a quarterly or annual basis:

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
•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors have been determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At June 30, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for 33% and 42%, respectively, of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. The environmental loss factors were updated in the first and second quarters of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% of applicable loans at December 31, 2019 to 0.675% of applicable loans at March 31, 2020 and to 0.75% of applicable loans at June 30, 2020. This was the result of upwards adjustment to the factors for Ohio unemployment, percent change in Ohio GDP and the consumer confidence. This increase considered the current economic environment as a result of the COVID-19 pandemic, modification programs Park has put in place, and the overall uncertainty of the economic impact of the pandemic. Management will continue to evaluate this estimate of incurred losses as new information becomes available.

In addition to the increases in the environmental loss factor, in the second quarter, Park added additional reserves for three industries at particularly high risk due to the pandemic: hotels and accommodations, restaurants and food service, and strip shopping centers. These industries have had high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the pass-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. As a result, additional reserves totaling $5.0 million were added for these portfolios on top of that already calculated. This amount was calculated by applying the loss factor for special mention credits to all pass-rated loans in these portfolios. A breakout of the pass-rated balances and additional reserve related to these portfolios is detailed in the following table.

	June 30, 2020
(in thousands)	Pass-Rated Balance	Pass-Rated Balance - Originated	Pass-Rated Balance - Purchased	Additional Reserve
Hotels and accommodations	$149,163	$138,322	$10,841	$1,988
Restaurants and food service	49,571	42,856	6,715	973
Strip shopping centers	218,133	181,003	37,130	2,066
Total	$416,867	$362,181	$54,686	$5,027

During the three months ended June 30, 2020, Park originated $543.1 million of PPP loans which are included in the commercial, financial and agricultural portfolio segment.. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was added to these loans to reflect minimal credit risk.

Consumer Loans
Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 120 months, through December 31, 2019. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). Excluding acquired loans, at June 30, 2020, the coverage level within the consumer loan portfolio was approximately 2.37 years compared to 1.90 years at December 31, 2019. Historical loss experience, over the 120-month period ended December 31, 2019, for the consumer loan portfolio was 0.31%.

For the consumer portfolio, a specific COVID-19 factor was added to each segment equal to 50% of the 120-month historical loss factor. This increase considers the payment deferrals being provided to consumer loan customers as well as the likely delays in delinquencies and charge-offs as a result.

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

Purchased Loans
Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the respective dates of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. At June 30, 2020, there was a $25,000 allowance related to performing acquired loans. At June 30, 2020, a reserve of $106,000 had been established related to PCI loans. At December 31, 2019 there was no allowance related to performing acquired loans, and a reserve of $268,000 related to PCI loans.

Current Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the CECL model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Section 4014 of the CARES Act provides financial institutions with optional temporary relief from having to comply with the CECL methodology for estimating the allowance for credit losses. This temporary relief will expire on the earlier of the date on which the national emergency concerning the COVID-19 outbreak declared by the President on March 13, 2020 terminates or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

Park elected to delay the implementation of CECL following the effectiveness of the CARES Act. The CECL standard requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. Much is still unknown about the economic impact of COVID-19 including the duration of the pandemic, the duration and impact of future government programs that may be established as a result of the pandemic, and the resiliency of the U.S. economy, making any forecast subject to large fluctuations in the coming months. In this unprecedented situation, Park believes that adopting the CECL model in the first quarter 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses.

With the delay, management is currently evaluating the impact of the adoption of this new accounting guidance on Park's consolidated financial statements. Adoption will be applied through a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management has developed a quantitative credit model and is completing the process of validation. Management is still finalizing the analysis of qualitative factors to capture inherent risks which are not included within the quantitative credit model. Management, along with Park's CECL Committee, is in the process of implementing the accounting, processes, controls and governance required to comply with the new accounting guidance.

Based on a preliminary analysis performed as of December 31, 2019 and forecasts of macroeconomic conditions and exposures as of December 31, 2019, the transition adjustment that was to have been effective January 1, 2020 was not expected to generate an allowance to loans ratio more than 120% of the then current recorded allowance at December 31, 2019. The Company is using a blend of multiple economic forecasts to estimate expected credit losses over a one-year reasonable and supportable forecast period and then revert, over a one-year period, to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated increase in the allowance for credit losses as compared to Park's historical ALLL is primarily due to required increases for residential mortgage, home equity, and installment loans to address the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans as well as an increase in reserves on acquired non-impaired loans which have low reserve levels under the incurred loss accounting guidance. Offsetting declines in the allowance are expected for commercial and commercial real estate loans due to their short-term nature. Additionally, management expects an increase in the allowance for credit losses for unfunded commitments.

While adoption of this ASU is expected to increase the allowance for credit losses, it will not change the overall credit risk in the Company's loan, lease and investment securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and investment securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecast that exist at the date of adoption.

On March 27, 2020, interagency guidance was released with respect to the CECL Interim Final Capital Rule which allows banks that adopt CECL as of January 1, 2020 to use a transitional amount in regulatory capital for eight quarters, followed by a three-year transition period to phase out the aggregate amount of such capital benefit. Park will be able to take advantage of this regulatory capital relief upon the adoption of ASU 2016-13.

Other Income

Other income increased by $8.2 million to $31.0 million for the quarter ended June 30, 2020, compared to $22.8 million for the second quarter of 2019 and increased by $8.6 million to $53.5 million for the first half of 2020, compared to $44.8 million for the first half of 2019. Other income was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $3.7 million and $1.3 million to other income at Park for the six months ended June 30, 2020 and 2019, respectively.

The increase for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to increases in other service income; net gain (loss) on the sale of investment securities; gain (loss) on sale of OREO, net; other components of net periodic pension benefit income; and debit card fee income; partially offset by a decline in (loss) gain on equity securities, net; and service charges on deposit accounts.

The increase for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to increases in other service income; net gain (loss) on the sale of investment securities; other components of net periodic pension benefit income; debit card fee income; and gain (loss) on sale of OREO, net; partially offset by a decline in (loss) gain on equity securities, net; and service charges on deposit accounts.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Income from fiduciary activities	$6,793	$6,935	$(142)	$13,906	$13,658	$248
Service charges on deposit accounts	1,676	2,655	(979)	4,204	5,214	(1,010)
Other service income	8,758	4,040	4,718	12,524	6,858	5,666
Debit card fee income	5,560	5,227	333	10,520	9,596	924
Bank owned life insurance income	1,179	1,286	(107)	2,427	2,292	135
ATM fees	438	460	(22)	850	900	(50)
Gain (loss) on sale of OREO, net	841	(159)	1,000	645	(171)	816
Net gain (loss) on the sale of investment securities	3,313	(607)	3,920	3,313	(607)	3,920
(Loss) gain on equity securities, net	(977)	232	(1,209)	(1,950)	1,974	(3,924)
Other components of net periodic pension benefit income	1,988	1,183	805	3,976	2,366	1,610
Miscellaneous	1,395	1,556	(161)	3,035	2,753	282
Total other income	$30,964	$22,808	$8,156	$53,450	$44,833	$8,617

Service charges on deposit accounts decreased by $979,000, or 36.9%, to $1.7 million for the three months ended June 30, 2020, compared to $2.7 million for the same period of 2019, and decreased $1.0 million, or 19.4%, to $4.2 million for the six months ended June 30, 2020, compared to $5.2 million for the same period of 2019. The decline was largely a result of a decline in non-sufficient funds (NSF) fee income.

Other service income increased by $4.7 million, to $8.8 million for the three months ended June 30, 2020, compared to $4.0 million for the same period of 2019, and increased $5.7 million, to $12.5 million for the six months ended June 30, 2020, compared to $6.9 million for the same period of 2019. The primary reasons for the increase for the three months ended June 30, 2020 were a $2.1 million increase in fee income related to mortgage loan originations, a $2.0 million increase in income related to investor rate locks and loans held for sale, and a $712,000 increase in mortgage servicing rights income. The primary reasons for the increase for the six months ended June 30, 2020 were a $3.2 million increase in fee income related to mortgage loan originations, and a $2.8 million increase in income related to investor rate locks and loans held for sale, partially offset by a $494,000 decrease in mortgage servicing rights income. The $494,000 decrease in mortgage servicing rights income was primarily the result of a $1.8 million increase in the valuation allowance of mortgage servicing rights.

Debit card fee income increased $333,000, or 6.4%, to $5.6 million for the three months ended June 30, 2020, compared to $5.2 million for the same period in 2019, and increased $924,000, or 9.6%, to $10.5 million for the six months ended June 30, 2020, compared to $9.6 million for the same period in 2020. The increase in 2020 was attributable to a continued increase in the volume of debit card transactions and changes in our point of sale network. The number of transactions for the six months ended June 30, 2020 increased 3.2% from the same period in 2019.

Gain (loss) on sale of OREO, net increased by $1.0 million, to a net gain of $841,000 for the three months ended June 30, 2020, compared to a net loss of $159,000 for the same period of 2019, and increased by $816,000, to a net gain of $645,000 for the six months ended June 30, 2020, compared to a net loss of $171,000 for the same period of 2019. Each increase was primarily due to a $837,000 gain on the sale of one OREO property during the first six months of 2020, which was participated to PNB from SEPH.

During the three and six months ended June 30, 2020, investment securities with a book value of $55.5 million were sold at a net gain of $3.3 million. During the three and six months ended June 30, 2019, investment securities with a book value of $57.1 million were sold at a net loss of $607,000.

(Loss) gain on equity securities, net decreased $1.2 million, to a net loss of $977,000 for the three months ended June 30, 2020, compared to a net gain of $232,000 for the same period in 2019, and decreased $3.9 million, to a net loss of $2.0 million for the six months ended June 30, 2020, compared to a net gain of $2.0 million for the same period of 2019. The $1.2 million decrease for the three months ended June 30, 2020 was related to a $1.3 million decrease in the gain (loss) on equity securities held at NAV, which went from a $170,000 gain for the three months ended June 30, 2019 to a $1.1 million loss for the three months ended June 30, 2020, and a $88,000 increase in unrealized gain (loss) on equity securities, which went from a $62,000 unrealized gain for the three months ended June 30, 2019 to a $150,000 unrealized gain for the three months ended June 30, 2020. The $3.9 million decrease for the six months ended June 30, 2020 was related to a $3.1 million decrease in the gain (loss) on equity securities held at NAV, which went from a $1.8 million gain for the six months ended June 30, 2019 to a $1.3 million loss for the six months ended June 30, 2020, and a $802,000 decrease in unrealized gain (loss) on equity securities, which went from a $183,000 unrealized gain for the six months ended June 30, 2019 to a $619,000 unrealized loss for the six months ended June 30, 2020.

Other components of net periodic pension benefit income increased by $805,000, or 68.0%, to $2.0 million for the three months ended June 30, 2020, compared to $1.2 million for the same period in 2019 and increased $1.6 million, or 68%, to $4.0 million for the six months ended June 30, 2020, compared to $2.4 million for the same period in 2019. The increase was largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets. This increase corresponds with the increased pension service cost expense which is part of employee benefits expense described below.

Other Expense

Other expense decreased by $5.4 million to $64.8 million for the quarter ended June 30, 2020, compared to $70.2 million for the second quarter of 2019, and increased by $4.1 million to $131.1 million for the six months ended June 30, 2020, compared to $127.0 million for the first half of 2019. Other expense was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $9.6 million and $5.9 million to other expense at Park during the six months ended June 30, 2020 and 2019, respectively.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Salaries	$30,699	$32,093	$(1,394)	$59,128	$57,898	$1,230
Employee benefits	9,080	9,014	66	19,123	17,444	1,679
Occupancy expense	3,256	3,223	33	6,736	6,234	502
Furniture and equipment expense	4,850	4,386	464	9,169	8,536	633
Data processing fees	2,577	2,905	(328)	5,069	5,038	31
Professional fees and services	6,901	10,106	(3,205)	13,967	16,112	(2,145)
Marketing	1,136	1,455	(319)	2,622	2,681	(59)
Insurance	1,477	1,381	96	3,027	2,537	490
Communication	874	1,375	(501)	2,029	2,708	(679)
State tax expense	1,116	1,054	62	2,261	2,059	202
Amortization of intangible assets	607	702	(95)	1,213	991	222
Miscellaneous	2,226	2,498	(272)	6,731	4,781	1,950
Total other expense	$64,799	$70,192	$(5,393)	$131,075	$127,019	$4,056

Salaries decreased by $1.4 million, or 4.3%, to $30.7 million for the three months ended June 30, 2020, compared to $32.1 million for the same period in 2019, and increased $1.2 million, or 2.1%, to $59.1 million for the six months ended June 30, 2020, compared to $57.9 million for the same period in 2019. The decrease for the three-month period was due to a $1.3 million decrease in additional compensation expense, and a $215,000 decrease in salary expense, partially offset by a $170,000 increase in share-based compensation expense. The increase for the six-month period was due to a $3.2 million increase in salary expense, of which $1.3 million was related to the addition of employees of the Carolina Alliance Bank Division, partially offset by a $1.1 million decrease in officer incentive compensation expense and a $941,000 decrease in additional compensation expense. The decrease in additional compensation expense for both the three-month and six-month periods was primarily related to one-time merger expense for both the three and six months ended June 30, 2019 of $2.6 million, which was partially offset by increased additional compensation expense related to increased mortgage originations and other incentive programs for the three and six months ended June 30, 2020.

Employee benefits increased $1.7 million, or 9.6%, to $19.1 million for the six months ended June 30, 2020, compared to $17.4 million for the same period in 2019. The $1.7 million increase for the six months ended June 30, 2020 was due to a $1.2 million increase in pension service cost expense, a $365,000 increase in payroll taxes, and a $267,000 increase related to Park's voluntary salary deferral plan, partially offset by a $304,000 decrease in group insurance costs.

Occupancy expense increased by $502,000, or 8.1%, to $6.7 million for the six months ended June 30, 2020, compared to $6.2 million for the same period in 2019. The increase for the six months ended June 30, 2020 was primarily related to the addition of banking locations of the Carolina Alliance Bank Division.

Furniture and equipment expense increased by $464,000, or 10.6%, to $4.9 million for the three months ended June 30, 2020, compared to $4.4 million for the same period in 2019, and increased $633,000, or 7.4%, to $9.2 million for the six months ended June 30, 2020, compared to $8.5 million for the same period in 2019. The increases for both the three and six months were primarily related to increased costs for the maintenance and repair of software and equipment and depreciation expense.

Data processing fees decreased by $328,000, or 11.3%, to $2.6 million for the three months ended June 30, 2020, compared to $2.9 million for the same period in 2019. The decrease for the three months ended June 30, 2020 was primarily related to decreased data processing costs related to the acquisition of the Carolina Alliance Bank Division.

Professional fees and services decreased $3.2 million, or 31.7%, to $6.9 million for the three months ended June 30, 2020, compared to $10.1 million for the same period in 2019, and decreased $2.1 million, or 13.3%, to $14.0 million for the six months ended June 30, 2020, compared to $16.1 million for the same period in 2019. This subcategory of total other expense includes legal fees, management consulting fees, credit costs, title and appraisal costs, director fees, audit fees, regulatory examination fees and membership in industry associations. The decrease in professional fees and services expense for both the three and six months was largely related to a $2.7 million decrease in system conversion costs related to the Carolina Alliance acquisition, as well as decreases in management and consulting fees and temporary wages, partially offset by increased costs related to loan origination volume.

Marketing expense decreased $319,000, or 21.9%, to $1.1 million for the three months ended June 30, 2020, compared to $1.5 million for the same period in 2019. The decrease was primarily related to decreased community relations activities and donations.

Insurance expense increased by $490,000, or 19.3%, to $3.0 million for the six months ended June 30, 2020, compared to $2.5 million for the same period in 2019. The increase was primarily related to increased FDIC insurance costs, due to both an increased assessment base and rate.

Amortization of intangible assets was $1.2 million for the six months ended June 30, 2020 and was $991,000 for the same period of 2019. The amortization of intangible assets was related to the core deposit intangibles which were acquired in the acquisitions of both NewDominion and Carolina Alliance.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense increased $2.0 million, to $6.7 million for the six months ended June 30, 2020, compared to $4.8 million for the same period in 2019. The $2.0 million increase for the six months ended June 30, 2020 was related to a $1.8 million prepayment penalty on FHLB borrowings, a $1.0 million increase in supplies expense (primarily related to outsourcing of statement printing and mailing which were partially offset by reduced postage costs, which reside in the communications expense subcategory), and a $443,000 increase in operating lease depreciation, partially offset by a $709,000 decrease in training and travel expense, and a $405,000 decrease in fraud losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands, except share and per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	Affected Line Item
Net interest income	$81,186	$75,851	$157,469	$143,627
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,240	1,369	2,527	1,597	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	61	237	152	275	Interest on deposits
less interest income on former Vision Bank relationships	266	—	343	7	Interest and fees on loans
Net interest income - adjusted	$79,619	$74,245	$154,447	$141,748

Provision for loan losses	$12,224	$1,919	$17,377	$4,417
less recoveries on former Vision Bank relationships	(685)	(65)	(1,449)	(165)	Provision for loan losses
Provision for loan losses - adjusted	$12,909	$1,984	$18,826	$4,582

Other income	$30,964	$22,808	$53,450	$44,833
less net gain (loss) on sale of former Vision Bank OREO properties	837	(139)	837	(139)	Miscellaneous income
less rebranding initiative related expenses	(274)	—	(274)	—	Miscellaneous income
less net gain (loss) on the sale of debt securities in the ordinary course of business	3,313	(607)	3,313	(607)	Miscellaneous income
Other income - adjusted	$27,088	$23,554	$49,574	$45,579

Other expense	$64,799	$70,192	$131,075	$127,019
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	23	2,628	110	2,613	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	—	—	Furniture and equipment expense
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	187	3,348	339	3,525	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4	4	8	8	Insurance
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	78	—	172	Miscellaneous
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	—	16	Data processing fees
less COVID-19 related expenses	1,919	—	2,181	—	Salaries
less rebranding initiative related expenses	72	—	72	—	Employee benefits
less rebranding initiative related expenses	—	—	75	—	Furniture and equipment expense
less rebranding initiative related expenses	41	162	158	202	Professional fees and services
less rebranding initiative related expenses	25	—	25	—	Marketing
less rebranding initiative related expenses	—	—	78	—	Communication
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	607	702	1,213	991	Amortization of intangible assets
less FHLB prepayment penalty	—	—	1,793	—	Miscellaneous
Other expense - adjusted	$61,921	$63,270	$125,023	$119,492

Tax effect of adjustments to net income identified above (1)	$(683)	$1,259	$(482)	$1,308

Net income - reported	$29,505	$22,163	$51,877	$47,618
Net income - adjusted	$26,938	$26,901	$50,064	$52,539
(1) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

Income Tax

Income tax expense was $5.6 million for the second quarter of 2020 and $4.4 million the second quarter of 2019. The effective income tax rate for the second quarter of 2020 was 16.0%, compared to 16.5% for the same period in 2019. Income tax expense was $10.6 million for the first half of 2020 and $9.4 million for the first half of 2019. The effective income tax rate for the first half of 2020 was 17.0%, compared to 16.5% for the same period in 2019. The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan. Park expects permanent federal income tax differences for the 2020 year will be approximately $6.0 million.

Comparison of Financial Condition
At June 30, 2020 and December 31, 2019

Changes in Financial Condition

Total assets increased by $1,154.6 million, or 13.5%, during the first six months of 2020 to $9,713 million at June 30, 2020, compared to $8,558 million at December 31, 2019. This increase was primarily due to the following:

•Cash and cash equivalents increased by $573.5 million, to $733.5 million at June 30, 2020, compared to $160.0 million at December 31, 2019. Money market instruments were $597.3 million at June 30, 2020, compared to $24.4 million at December 31, 2019 and cash and due from banks were $136.2 million at June 30, 2020, compared to $135.6 million at December 31, 2019.
•Loans increased by $703.0 million, or 10.8%, to $7,204 million at June 30, 2020, compared to $6,501 million at December 31, 2019. PPP loans were $543.1 million of this increase.
•Premises and equipment, net increased by $8.4 million, or 11.5%, to $81.8 million at June 30, 2020, compared to $73.3 million at December 31, 2019.
•Affordable housing tax credit investments increased by $6.3 million, or 12.0%, to $59.4 million at June 30, 2010, compared to $53.1 million at December 31, 2019.
•Operating lease ROU assets increased by $5.8 million, or 42.2%, to $19.5 million at June 30, 2020, compared to $13.7 million at December 31, 2019.
•Investment securities decreased $126.3 million, or 9.9%, to $1,153 million at June 30, 2020, compared to $1,280 million at December 31, 2019.

Total liabilities increased by $1,122.0 million, or 14.8%, during the first six months of 2020 to $8,711 million at June 30, 2020, from $7,589 million at December 31, 2019. This increase was primarily due to the following:

•Total deposits increased by $1,109.3 million, or 15.7%, to $8,162 million at June 30, 2020, compared to $7,053 million at December 31, 2019.
•Short-term borrowings increased by $61.3 million, or 26.6%, to $291.9 million at June 30, 2020, compared to $230.7 million at December 31, 2019.
•Unfunded commitments in affordable housing tax credit investments increased by $5.9 million, or 22.7%, to $31.8 million at June 30, 2020, compared to $25.9 million at December 31, 2019.
•Operating lease liabilities increased by $5.8 million, or 39.7%, to $20.2 million at June 30, 2020, compared to $14.5 million at December 31, 2019.
•Long-term borrowings decreased by $55.0 million, or 28.6%, to $137.5 million at June 30, 2020, compared to $192.5 million at December 31, 2019.

Total shareholders’ equity increased by $32.6 million, or 3.4%, to $1,001.6 million at June 30, 2020, from $969.0 million at December 31, 2019. This increase was primarily due to the following:

•Accumulated other comprehensive income (loss), net of taxes improved by $23.5 million during the period as a result of unrealized net holding gains on AFS debt securities, net of taxes, of $26.5 million, partially offset by a realized gain on sale of securities, net of taxes, of $2.6 million and an unrealized loss on cash flow hedging derivatives, net of taxes, of $468,000.
•Retained earnings increased by $15.5 million during the period primarily as a result of net income of $51.9 million, partially offset by common share dividends of $36.9 million.

•Treasury shares increased by $4.9 million during the period as a result of the repurchase of treasury shares, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash used in operating activities was $45.6 million and cash provided by operating activities was $46.2 million for the six months ended June 30, 2020 and 2019, respectively. Net income was the primary source of cash from operating activities for each six-month period and loan originations to be sold in the secondary market was the primary use of cash from operating activities for the six months ended June 30, 2020.
Cash used in investing activities was $451.2 million and cash provided by investing activities was $47.2 million for the six months ended June 30, 2020 and 2019, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $157.2 million for the six months ended June 30, 2020 and provided cash of $160.2 million for the six months ended June 30, 2019. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $594.2 million for the six months ended June 30, 2020 and was $98.1 million for the six months ended June 30, 2019.
Cash provided by financing activities was $1,070.3 million and cash used in financing activities was $1.1 million for the six months ended June 30, 2020 and 2019, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $1,109.4 million and $138.8 million of cash for the six months ended June 30, 2020 and 2019, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the six months ended June 30, 2020, net short-term borrowings increased and provided $61.3 million in cash and net long-term borrowings decreased and used $55.0 million in cash. For the six months ended June 30, 2019, net short-term borrowings decreased and used $70.2 million in cash. Finally, cash declined by $37.0 million and $36.0 million for the six months ended June 30, 2020 and 2019, respectively, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which had no outstanding balance as of June 30, 2020. The Corporation’s loan to asset ratio was 74.17% at June 30, 2020, compared to 75.97% at December 31, 2019 and 73.03% at June 30, 2019. Cash and cash equivalents were $733.5 million at June 30, 2020, compared to $160.0 million at December 31, 2019 and $259.5 million at June 30, 2019. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2020 was $1,001.6 million, or 10.3% of total assets, compared to $969.0 million, or 11.3% of total assets, at December 31, 2019 and $934.4 million, or 10.8% of total assets, at June 30, 2019.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% on January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the 2.50% buffer. The Federal Reserve Board also adopted requirements Park must maintain to be deemed "well-capitalized" and remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2020. The following table indicates the capital ratios for PNB and Park at June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.05%	10.31%	10.31%	11.66%
Park National Corporation	9.02%	11.52%	11.31%	12.54%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.62%	11.05%	11.05%	12.25%
Park National Corporation	9.64%	12.33%	12.11%	13.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 71 of Park’s 2019 Form 10-K (Table 35) for disclosure concerning contractual obligations and commitments at December 31, 2019. There were no significant changes in contractual obligations and commitments during the first six months of 2020.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Loan commitments	$1,313,060	$1,309,896
Standby letters of credit	$17,150	$17,195

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

On page 70 (Table 34) of Park’s 2019 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $302.6 million or 3.89% of total interest earning assets at December 31, 2019. At June 30, 2020, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,066.9 million or 12.0% of total interest earning assets.

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

On page 71 of Park’s 2019 Form 10-K, management reported that at December 31, 2019, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and increase by 0.5% using a declining interest rate scenario over the next year. At June 30, 2020, the earnings simulation model projected that net income would decrease by 2.4% using a rising interest rate scenario and would decrease by 9.6% in a declining interest rate scenario. At June 30, 2020, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Park’s Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

        There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2019 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2019 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In the second quarter of 2020, we identified the following additional risk factor:

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
•Ratings downgrades, credit deterioration and defaults in many industries, including, in particular, hotel and accommodations, restaurants and food service, and strip shopping center industries, as to which Park has already entered into modification as described under "Loan Modifications" within the "COVID-19 Considerations" discussion in the MD&A within this Quarterly Report on Form 10-Q.
•A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
•A decrease in the rates and yields on U.S. Treasury securities and the Federal Reserve target for the federal funds rate which may lead to decreased net interest income.
•Draws on credit lines as customers and clients seek to increase liquidity.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2020, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2020	—	$—	—	1,332,747
May 1 through May 31, 2020	—	—	—	1,332,747
June 1 though June 30, 2020	—	—	—	1,332,747
Total	—	$—	—	1,332,747
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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

4.1
Fifth Amendment to Credit Agreement, made and entered into as of June 17, 2020, by and between Park National Corporation and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 18, 2020 (File No. 1-13006))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2020 and December 31, 2019 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2020 and 2019 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
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

PARK NATIONAL CORPORATION

DATE: August 4, 2020	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: August 4, 2020	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)