Form 10-Q
period 2020-09-30
PARK NATIONAL CORP /OH/
filed 2020-11-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,314,205 Common Shares, no par value per share, outstanding at November 03, 2020.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	NAV	Net asset value
ALLL	Allowance for loan losses	NewDominion	NewDominion Bank
Allowance	Allowance for loan losses	OCI	Other comprehensive income
AOCI	Accumulated other comprehensive income	OREO	Other real estate owned
ASC	Accounting Standards Codification	OWS	One way sell
ASU	Accounting standards update	Park	Park National Corporation and its subsidiaries
CABF	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	PCI	Purchased credit impaired
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PNB	The Park National Bank
CECL	Current expected credit loss	PPP	Paycheck Protection Program
FASB	Financial Accounting Standards Board	ROU	Right-of-use
FHLB	Federal Home Loan Bank	SARs	Stock appreciation rights
FRB	Federal Reserve Bank	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEPH	SE Property Holdings, LLC
HTM	Held-to-maturity	TBRSUs	Time-based restricted stock units
IRLC	Interest rate lock commitment	TDRs	Troubled debt restructurings
LIBOR	London Inter-Bank Offered Rate	U.S. GAAP	United States Generally Accepted Accounting Principles
MSRs	Mortgage servicing rights	U.S.	United States

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$110,774	$135,567
Money market instruments	135,935	24,389
Cash and cash equivalents	246,709	159,956
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $980,047 and $1,187,499 at September 30, 2020 and December 31, 2019, respectively)	1,032,814	1,209,701
Other investment securities	64,784	69,806
Total investment securities	1,097,598	1,279,507

Loans	7,278,546	6,501,404
Allowance for loan losses	(87,038)	(56,679)
Net loans	7,191,508	6,444,725

Bank owned life insurance	215,214	212,529
Prepaid assets	114,548	101,990
Goodwill	159,595	159,595
Other intangible assets	9,785	11,523
Premises and equipment, net	85,287	73,322
Affordable housing tax credit investments	57,583	53,070
Other real estate owned	836	4,029
Accrued interest receivable	26,492	24,217
Operating lease right-of-use asset	18,011	13,714
Mortgage loan servicing rights	11,040	10,070
Other	5,800	10,130
Total assets	$9,240,006	$8,558,377

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$2,579,335	$1,959,935
Interest bearing	4,896,494	5,092,677
Total deposits	7,475,829	7,052,612

Short-term borrowings	320,435	230,657
Long-term debt	135,000	192,500
Subordinated notes	187,668	15,000
Unfunded commitments in affordable housing tax credit investments	31,593	25,894
Operating lease liability	19,127	14,482
Accrued interest payable	2,938	2,927
Other	50,420	55,291
Total liabilities	$8,223,010	$7,589,363

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,179 shares issued at September 30, 2020 and 17,623,199 shares issued at December 31, 2019)	458,440	459,389
Retained earnings	676,465	646,847
Treasury shares (1,322,416 shares at September 30, 2020 and 1,276,757 shares at December 31, 2019)	(132,109)	(127,633)
Accumulated other comprehensive income (loss), net of taxes	14,200	(9,589)
Total shareholders' equity	1,016,996	969,014
Total liabilities and shareholders’ equity	$9,240,006	$8,558,377

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:

Interest and fees on loans	$82,617	$84,213	$243,459	$238,687

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	4,841	6,326	15,398	20,240
Obligations of states and political subdivisions - tax-exempt	2,045	2,225	6,396	6,750
Other interest income	63	1,825	667	2,994
Total interest and dividend income	89,566	94,589	265,920	268,671

Interest expense:

Interest on deposits:
Demand and savings deposits	803	9,649	8,652	25,553
Time deposits	2,662	4,694	10,293	12,828

Interest on borrowings:
Short-term borrowings	217	478	912	1,977
Long-term debt	2,044	2,667	4,754	7,585

Total interest expense	5,726	17,488	24,611	47,943

Net interest income	83,840	77,101	241,309	220,728

Provision for loan losses	13,836	1,967	31,213	6,384
Net interest income after provision for loan losses	70,004	75,134	210,096	214,344

Other income:
Income from fiduciary activities	7,335	6,842	21,241	20,500
Service charges on deposit accounts	2,118	2,864	6,322	8,078
Other service income	13,047	4,260	25,571	11,118
Debit card fee income	5,853	5,313	16,373	14,909
Bank owned life insurance income	1,192	1,107	3,619	3,399
ATM fees	491	482	1,341	1,382
Gain (loss) on sale of OREO, net	569	(53)	1,214	(224)
Net (loss) gain on the sale of debt securities	(27)	186	3,286	(421)
Gain (loss) on equity securities, net	1,201	3,335	(749)	5,309
Other components of net periodic pension benefit income	1,988	1,183	5,964	3,549
Miscellaneous	2,791	2,617	5,826	5,370
Total other income	36,558	28,136	90,008	72,969

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other expense:
Salaries	$31,632	$30,713	$90,760	$88,611
Employee benefits	10,676	10,389	29,799	27,833
Occupancy expense	3,835	3,226	10,571	9,460
Furniture and equipment expense	4,687	4,177	13,856	12,713
Data processing fees	3,275	2,935	8,344	7,973
Professional fees and services	7,977	6,702	21,944	22,814
Marketing	1,454	1,604	4,076	4,285
Insurance	1,541	276	4,568	2,813
Communication	958	1,387	2,987	4,095
State tax expense	1,125	746	3,386	2,805
Amortization of intangible assets	525	741	1,738	1,732
Miscellaneous	2,174	2,842	8,905	7,623
Total other expense	69,859	65,738	200,934	192,757

Income before income taxes	36,703	37,532	99,170	94,556

Income taxes	5,857	6,386	16,447	15,792

Net income	$30,846	$31,146	$82,723	$78,764

Earnings per common share:
Basic	$1.89	$1.90	$5.07	$4.86
Diluted	$1.88	$1.89	$5.04	$4.84

Weighted average common shares outstanding:
Basic	16,300,720	16,382,798	16,300,250	16,198,294
Diluted	16,393,792	16,475,741	16,398,350	16,287,695

Cash dividends declared per common share	$1.02	$1.01	$3.26	$3.23

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$30,846	$31,146	$82,723	$78,764

Other comprehensive income, net of tax:
Net loss (gain) realized on sale of securities, net of income tax effect of $6 and $(39) for the three months ended September 30, 2020 and 2019, respectively, and $(690) and $88 for the nine months ended September 30, 2020 and 2019, respectively.	21	(147)	(2,596)	333
Unrealized gains on debt securities transferred from HTM to AFS, net of income tax effect of $5,076 for both the three months ended and nine months ended September 30, 2019	—	19,095	—	19,095
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $55 and $(1,385) for the three months ended September 30, 2020 and 2019, respectively, and $7,109 and $4,864 for the nine months ended September 30, 2020 and 2019, respectively.	207	(5,206)	26,742	18,302
Unrealized gain (loss) on cash flow hedging derivatives, net of income tax effect of $30 and $(13) for the three months ended September 30, 2020 and 2019, respectively, and $(94) and $(148) for the nine months ended September 30, 2020 and 2019, respectively.	111	(49)	(357)	(556)
Other comprehensive income	$339	$13,693	$23,789	$37,174

Comprehensive income	$31,185	$44,839	$106,512	$115,938

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$—	$459,389	$646,847	$(127,633)	$(9,589)
Net income			22,372
Other comprehensive income, net of tax					17,693
Dividends on common shares at $1.22 per share			(20,111)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 25,028 common shares under share-based compensation awards, net of 11,646 common shares withheld to pay employee income taxes		(3,865)	528	2,500
Repurchase of 76,000 common shares to be held as treasury shares				(7,507)
Share-based compensation expense		1,254
Balance at March 31, 2020	$—	$456,777	$649,636	$(132,640)	$8,104
Net income			29,505
Other comprehensive income, net of tax					5,757
Dividends on common shares at $1.02 per share			(16,837)
Issuance of 970 common shares under share-based compensation awards, net of 530 common shares withheld to pay employee income taxes		(142)	7	96
Share-based compensation expense		1,331
Balance at June 30, 2020	$—	$457,966	$662,311	$(132,544)	$13,861
Net income			30,846
Other comprehensive income, net of tax					339
Dividends on common shares at $1.02 per share			(16,821)
Issuance of 4,345 common shares under share-based compensation awards, net of 1,860 common shares withheld to pay employee income taxes		(690)	129	435
Share-based compensation expense		1,164
Balance at September 30, 2020	$—	$458,440	$676,465	$(132,109)	$14,200

 PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019, as previously presented	$—	$358,598	$614,069	$(90,373)	$(49,788)
Cumulative effect of change in accounting principle for leases, net of tax			(143)
Balance at January 1, 2019, as adjusted	—	358,598	613,926	(90,373)	(49,788)
Net income			25,455
Other comprehensive income, net of tax					14,335
Dividends on common shares at $1.21 per share			(19,137)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes		(2,480)	(273)	1,926
Repurchase of 86,650 common shares to be held as treasury shares				(8,502)
Share-based compensation expense		1,358
Balance at March 31, 2019	$—	$357,475	$619,971	$(96,949)	$(35,453)
Net income			22,163
Other comprehensive income, net of tax					9,146
Dividends on common shares at $1.01 per share			(16,907)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 250,000 common shares to be held as treasury shares				(24,450)
Issuance of 1,037,205 common shares for the acquisition of CAB Financial Corporation		98,275
Share-based compensation expense		1,162
Balance at June 30, 2019	$—	$456,911	$625,227	$(121,399)	$(26,307)
Net income			$31,146
Other comprehensive income, net of tax					13,693
Dividends on common shares at $1.01 per share			(16,779)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Repurchase of 84,603 common shares to be held as treasury shares				(7,583)
Share-based compensation expense		1,232
Balance at September 30, 2019	$—	$458,142	$639,594	$(128,982)	$(12,614)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$82,723	$78,764

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,213	6,384
Accretion of loan fees and costs, net	(12,191)	(5,077)
Depreciation of premises and equipment	7,888	6,676
Amortization of investment securities, net	1,064	1,102
Net accretion of purchase accounting adjustments	(2,005)	(2,052)
Realized net investment securities (gains) losses	(3,286)	421
Loss (gain) on equity securities, net	749	(5,309)
Loan originations to be sold in secondary market	(697,555)	(224,314)
Proceeds from sale of loans in secondary market	676,275	214,266
Gain on sale of loans in secondary market	(14,707)	(4,658)
Share-based compensation expense	3,749	3,752
(Gain) loss on sale of OREO, net	(1,214)	224
Bank owned life insurance income	(3,619)	(3,399)
Investment in qualified affordable housing tax credits amortization	5,487	5,438

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(7,889)	(4,625)
(Increase) decrease in other assets	(5,794)	5,250
(Decrease) increase in other liabilities	(8,452)	1,128
Net cash provided by operating activities	$52,436	$73,971

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$7,639	$9,964
Proceeds from sales of investment securities	312,159	91,110
Proceeds from calls and maturities of:
Available-for-sale debt securities	164,725	145,851
Held-to-maturity debt securities	—	475
Purchases of:
Available-for-sale debt securities	(267,210)	—
Equity securities	(3,567)	—
Federal Reserve Bank stock	—	(5,180)
Net decrease in other investments	201	6,145
Net loan originations, portfolio loans	(727,387)	(112,767)
Investment in qualified affordable housing tax credits	(4,301)	(3,843)
Proceeds from the sale of OREO	5,595	1,098
Life insurance death benefits	1,196	1,344
Cash paid for acquisition of CAB Financial Corporation, net	—	(4,831)
Purchases of premises and equipment	(20,820)	(11,641)
Net cash (used in) provided by investing activities	$(531,770)	$117,725

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2020	2019
Financing activities:
Net increase in deposits	$423,411	$275,207
Net increase (decrease) in short-term borrowings	89,778	(64,891)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from issuance of subordinated notes	172,620	—
Repayment of long-term debt	(57,500)	(152,500)
Value of common shares withheld to pay employee income taxes	(1,002)	(827)
Repurchase of common shares to be held as treasury shares	(7,507)	(40,535)
Cash dividends paid	(53,713)	(52,638)
Net cash provided by financing activities	$566,087	$13,816

Increase in cash and cash equivalents	86,753	205,512

Cash and cash equivalents at beginning of year	159,956	167,214

Cash and cash equivalents at end of period	$246,709	$372,726

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$24,600	$47,891

Federal income tax	$17,400	$9,261

Non-cash items:
Transfer of debt securities from HTM to AFS	$—	$349,773

Loans transferred to OREO	$1,124	$951

Right-of-use assets obtained in exchange for lease obligations	$7,794	$11,351

New commitments in affordable housing tax credit investments	$10,000	$10,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2020.

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

Section 4014 of the CARES Act provides financial institutions with optional temporary relief from having to comply with ASU 2016-13 including the CECL methodology for estimating the allowance for credit losses. This temporary relief will expire on the earlier of the date on which the national emergency concerning the COVID-19 outbreak terminates or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

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

While it is expected that the adoption of this ASU could increase the allowance for credit losses, many factors will determine the ultimate calculation at December 31, 2020. The adoption of this ASU will not, however, change the overall credit risk in the Company's loan, lease and investment securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and investment securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts that exist at the adoption date.

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

ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs: In October 2020, the FASB issued ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. The adoption of this guidance will not have a material impact on Park's consolidated financial statements.

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

Carolina Alliance's results of operations were included in Park's results beginning April 1, 2019. For the three months ended September 30, 2020 and 2019, Park recorded merger-related expenses of $158,000 and $654,000, respectively, and for the nine months ended September 30, 2020 and 2019, Park recorded merger-related expenses of $602,000 and $6.9 million associated with the Carolina Alliance acquisition.

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

The table below presents information with respect to the fair value of acquired loans as well as their book balance at the acquisition date.

(in thousands)	Book Balance	Fair Value
Commercial, financial and agricultural	$80,895	$80,580
Commercial real estate	281,425	273,855
Construction real estate:
Commercial	43,106	42,176
Mortgage	11,130	10,633
Residential real estate:
Commercial	48,546	48,684
Mortgage	30,519	30,969
HELOC	40,825	39,853
Consumer	4,813	4,647
Leases	28,589	28,781
PCI	19,850	18,399
Total loans	$589,698	$578,577

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

	Nine months ended September 30,
(dollars in thousands, except per share data)	2020	2019
Net interest income	$241,253	$227,974
Net income	$83,178	$86,227
Basic earnings per share	$5.10	$5.21
Diluted earnings per share	$5.07	$5.18

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and nine-month periods ended September 30, 2020 and 2019, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2020, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of states and political subdivisions	$279,810	$24,696	$—	$304,506
U.S. Government sponsored entities' asset-backed securities	698,237	28,092	32	726,297
Corporate debt securities	2,000	11	—	2,011
Total	$980,047	$52,799	$32	$1,032,814

Investment securities in an unrealized loss position at September 30, 2020, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$—	$—	$5,330	$32	$5,330	$32
Total	$—	$—	$5,330	$32	$5,330	$32

Investment securities at December 31, 2019, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Obligations of states and political subdivisions	$302,928	$17,563	$—	$320,491
U.S. Government sponsored entities' asset-backed securities	884,571	10,862	6,223	889,210
Total	$1,187,499	$28,425	$6,223	$1,209,701

Investment securities in an unrealized loss position at December 31, 2019, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223
Total	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223

Management does not believe any of the unrealized losses at September 30, 2020 or December 31, 2019 represented other-than-temporary impairment. The unrealized losses are primarily the result of interest rate changes. These conditions will not prohibit Park from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these debt securities and they approach maturity. Should the impairment of any of these debt securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss attributable to credit will be recognized in net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2020, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Debt securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)

U.S. Government sponsored entities' asset-backed securities	$698,237	$726,297	2.37%

Corporate debt securities
Due five through ten years	$2,000	$2,011	4.00%

Obligations of state and political subdivisions:
Due five through ten years	$58,800	$64,264	3.81%
Due over ten years	221,010	240,242	3.67%
Total (1)	$279,810	$304,506	3.70%

(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During the three months ended September 30, 2020, Park sold certain AFS debt securities with a book value of $140.9 million at a gross gain of $37,000, and sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000.
During the nine months ended September 30, 2020, Park sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million and sold certain AFS debit securities with a book value of $112.5 million at a gross loss of $64,000. During the three months ended September 30, 2019, Park sold certain AFS debt securities with a book value of $10.7 million at a gross loss of $67,000 and sold certain AFS debt securities with a book value of $23.8 million at a gross gain of $253,000. During the nine months ended September 30, 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $692,000 and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000.

On September 1, 2019, Park adopted the portion of ASU 2019-04 which allowed for a one-time reclassification of securities from HTM to AFS. On this date, Park transferred HTM securities with a fair value of $373.9 million to AFS classification. The transfer occurred at fair value and had a related unrealized gain, net of taxes, of $19.1 million recorded in other comprehensive income.

Investment securities having an amortized cost of $688 million and $585 million at September 30, 2020 and December 31, 2019, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at September 30, 2020 and December 31, 2019 were as follows:

(In thousands)	September 30, 2020	December 31, 2019
FHLB stock	$22,421	$30,060
FRB stock	14,653	14,653
Equity investments carried at fair value	2,042	1,993
Equity investments carried at modified cost (1)	4,689	2,689
Equity investments carried at NAV	20,979	20,411
Total other investment securities	$64,784	$69,806
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended September 30, 2020 and 2019, the FHLB repurchased 13,971 and 18,567 shares, respectively, of FHLB stock with a book value of $1.4 million and $1.9 million, respectively. During the nine months ended September 30, 2020 and 2019, the FHLB repurchased 76,394 and 99,646 shares, respectively, of FHLB stock with a book value of $7.6 million and $10.0 million, respectively. Additionally, during 2019, Park acquired Carolina Alliance's FHLB shares which were subsequently repurchased by the FHLB. During the three and nine months ended September 30, 2019, Park purchased 76,831 and 128,553 shares, respectively, of FRB stock, with a book value of $3.8 million and $6.4 million, respectively. No shares of FRB stock were purchased during the three and nine months ended September 30, 2020.

During the three months ended September 30, 2020 and 2019, $(89,000) and $58,000, respectively, of unrealized (losses) gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2020 and 2019, $(708,000) and $241,000, respectively, of unrealized (losses) gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended September 30, 2020 and 2019, $1.3 million and $3.3 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2020 and 2019, $(41,000) and $5.1 million, respectively, of (losses) gains on equity investments carried at NAV were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.

Note 6 – Loans

The composition of the loan portfolio, by class of loan, at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020			December 31, 2019
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,727,016	$6,934	$1,733,950	$1,185,110	$4,393	$1,189,503
Commercial real estate *	1,689,477	6,811	1,696,288	1,609,413	5,571	1,614,984
Construction real estate:
Commercial	245,288	710	245,998	233,637	826	234,463
Mortgage	112,648	249	112,897	96,574	228	96,802
Installment	1,060	5	1,065	1,488	4	1,492
Residential real estate:
Commercial	501,608	1,173	502,781	479,081	1,339	480,420
Mortgage	1,117,534	1,519	1,119,053	1,176,316	1,381	1,177,697
HELOC	194,342	671	195,013	224,766	1,113	225,879
Installment	9,425	26	9,451	12,563	32	12,595
Consumer	1,652,638	4,515	1,657,153	1,452,375	4,314	1,456,689
Leases	27,510	22	27,532	30,081	20	30,101
Total loans	$7,278,546	$22,635	$7,301,181	$6,501,404	$19,221	$6,520,625

* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). Included within commercial, financial and agricultural loans are $542.8 million of PPP loans. For its assistance in originating and retaining these loans, Park received an aggregate of $20.2 million in fees from the SBA. Of this $20.2 million of PPP fees, Park recognized $3.8 million and $6.6 million during the three months and nine months ended September 30, 2020, respectively.

Loans are shown net of deferred origination fees, costs and unearned income of $30.8 million and $16.3 million at September 30, 2020 and December 31, 2019, respectively, which represented a net deferred income position at each date. At September 30, 2020, included in the net deferred origination fees, costs and unearned income of $30.8 million were $13.6 million in net origination fees related to PPP loans. At September 30, 2020 and December 31, 2019, loans included purchase accounting adjustments of $8.1 million and $11.7 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment related to loans which are not PCI, is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $4.8 million and $2.2 million had been reclassified to loans at September 30, 2020 and December 31, 2019, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing by class of loan at September 30, 2020 and December 31, 2019:

	September 30, 2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$25,582	$7,516	$63	$33,161
Commercial real estate	68,134	4,385	654	73,173
Construction real estate:
Commercial	3,142	—	—	3,142
Mortgage	—	17	—	17
Installment	14	1	—	15
Residential real estate:
Commercial	4,862	35	—	4,897
Mortgage	14,933	8,097	476	23,506
HELOC	1,358	895	65	2,318
Installment	312	1,813	—	2,125
Consumer	2,189	1,108	445	3,742
Leases	2,524	—	—	2,524
Total loans	$123,050	$23,867	$1,703	$148,620

	December 31, 2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$26,776	$6,349	$28	$33,153
Commercial real estate	39,711	2,080	625	42,416
Construction real estate:
Commercial	453	—	—	453
Mortgage	25	84	—	109
Installment	72	5	—	77
Residential real estate:
Commercial	2,025	—	—	2,025
Mortgage	15,271	8,826	1,209	25,306
HELOC	2,062	1,010	44	3,116
Installment	462	1,964	—	2,426
Consumer	3,089	980	645	4,714
Leases	134	—	186	320
Total loans	$90,080	$21,298	$2,737	$114,115

The following table provides additional information regarding those nonaccrual and accruing TDR loans that are individually evaluated for impairment and those collectively evaluated for impairment at September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$33,098	$33,098	$—	$33,125	$33,088	$37
Commercial real estate	72,519	72,519	—	41,791	41,791	—
Construction real estate:
Commercial	3,142	3,142	—	453	453	—
Mortgage	17	—	17	109	—	109
Installment	15	—	15	77	—	77
Residential real estate:
Commercial	4,897	4,897	—	2,025	2,025	—
Mortgage	23,030	—	23,030	24,097	—	24,097
HELOC	2,253	—	2,253	3,072	—	3,072
Installment	2,125	—	2,125	2,426	—	2,426
Consumer	3,297	—	3,297	4,069	—	4,069
Leases	2,524	2,524	—	134	134	—
Total loans	$146,917	$116,180	$30,737	$111,378	$77,491	$33,887

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan at September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial, financial and agricultural	$19,020	$18,923	$—	$21,194	$21,010	$—
Commercial real estate	54,824	54,650	—	41,696	41,471	—
Construction real estate:
Commercial	3,142	3,142	—	453	453	—
Residential real estate:
Commercial	4,677	4,623	—	1,921	1,854	—
Leases	784	784	—	—	—	—
With an allowance recorded
Commercial, financial and agricultural	14,371	14,175	5,033	12,289	12,078	5,104
Commercial real estate	17,869	17,869	3,014	320	320	35
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	274	274	155	171	171	42
Leases	1,740	1,740	464	134	134	49
Total	$116,701	$116,180	$8,666	$78,178	$77,491	$5,230

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2020 and December 31, 2019, there were $0.4 million and $0.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $197,000 and $210,000, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2020 and December 31, 2019, of $8.7 million and $5.2 million, respectively. These loans with specific reserves had a recorded investment of $34.1 million and $12.7 million at September 30, 2020 and December 31, 2019, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three-month and nine-month periods ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In thousands)	Recorded Investment at September 30, 2020	Average Recorded Investment	Interest Income Recognized	Recorded Investment at September 30, 2019	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$33,098	$29,481	$159	$31,485	$23,468	$107
Commercial real estate	72,519	58,195	526	38,799	29,779	277
Construction real estate:
Commercial	3,142	1,212	6	1,868	1,922	1
Residential real estate:
Commercial	4,897	5,061	65	2,238	1,977	27
Leases	2,524	2,079	—	88	90	—
Total	$116,180	$96,028	$756	$74,478	$57,236	$412

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In thousands)	Recorded Investment at September 30, 2020	Average Recorded Investment	Interest Income Recognized	Recorded Investment at September 30, 2019	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$33,098	$30,426	$543	$31,485	$18,368	$244
Commercial real estate	72,519	50,479	1,416	38,799	29,712	803
Construction real estate:
Commercial	3,142	743	14	1,868	2,176	23
Residential real estate:
Commercial	4,897	4,271	166	2,238	2,198	72
Leases	2,524	909	—	88	36	—
Total	$116,180	$86,828	$2,139	$74,478	$52,490	$1,142

The following tables present the aging of the recorded investment in past due loans at September 30, 2020 and December 31, 2019 by class of loan.

	September 30, 2020
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$9	$11,949	$11,958	$1,721,992	$1,733,950
Commercial real estate	717	947	1,664	1,694,624	1,696,288
Construction real estate:
Commercial	—	38	38	245,960	245,998
Mortgage	68	—	68	112,829	112,897
Installment	—	—	—	1,065	1,065
Residential real estate:
Commercial	119	514	633	502,148	502,781
Mortgage	6,246	8,023	14,269	1,104,784	1,119,053
HELOC	725	627	1,352	193,661	195,013
Installment	118	89	207	9,244	9,451
Consumer	4,499	947	5,446	1,651,707	1,657,153
Leases	—	66	66	27,466	27,532
Total loans	$12,501	$23,200	$35,701	$7,265,480	$7,301,181

(1) Includes an aggregate of $1.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $101.6 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2019
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$582	$12,407	$12,989	$1,176,514	$1,189,503
Commercial real estate	160	1,143	1,303	1,613,681	1,614,984
Construction real estate:
Commercial	—	—	—	234,463	234,463
Mortgage	397	—	397	96,405	96,802
Installment	24	—	24	1,468	1,492
Residential real estate:
Commercial	—	908	908	479,512	480,420
Mortgage	12,841	9,153	21,994	1,155,703	1,177,697
HELOC	652	779	1,431	224,448	225,879
Installment	164	338	502	12,093	12,595
Consumer	6,561	1,621	8,182	1,448,507	1,456,689
Leases	368	186	554	29,547	30,101
Total loans	$21,749	$26,535	$48,284	$6,472,341	$6,520,625

(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
    (2) Includes an aggregate of $66.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at September 30, 2020 and December 31, 2019 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2020 and December 31, 2019 for all commercial loans:

	September 30, 2020
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	PCI (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$15,091	$60	$33,098	$375	$1,685,326	$1,733,950
Commercial real estate *	88,618	1,060	72,519	8,084	1,526,007	1,696,288
Construction real estate:
Commercial	—	—	3,142	1,012	241,844	245,998
Residential real estate:
Commercial	353	24	4,897	1,530	495,977	502,781
Leases	349	—	2,524	127	24,532	27,532
Total commercial loans	$104,411	$1,144	$116,180	$11,128	$3,973,686	$4,206,549

* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.
(1) There were no loans acquired with deteriorated credit quality which were nonaccrual or TDRs at September 30, 2020.

	December 31, 2019
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	PCI (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$11,981	$3	$33,125	$966	$1,143,428	$1,189,503
Commercial real estate *	6,796	945	41,791	9,182	1,556,270	1,614,984
Construction real estate:
Commercial	4,857	1	453	1,044	228,108	234,463
Residential real estate:
Commercial	3,839	30	2,025	1,754	472,772	480,420
Leases	—	—	134	523	29,444	30,101
Total Commercial Loans	$27,473	$979	$77,528	$13,469	$3,430,022	$3,549,471

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

Loans and Leases Acquired with Deteriorated Credit Quality

In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2020 and December 31, 2019 was $1.7 million and $3.0 million, respectively, while the outstanding customer balance was $1.8 million and $3.2 million, respectively. At September 30, 2020 and December 31, 2019, an allowance for loan losses of $2,000 and $101,000, respectively, had been recognized related to the acquired impaired loans.

In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality with a book value of $19.9 million were recorded at the initial fair value of $18.4 million. The carrying amount of loans and leases acquired with deteriorated credit quality at September 30, 2020 and December 31, 2019 was $10.2 million and $11.3 million, respectively, while the outstanding customer balance was $12.5 million and $13.8 million, respectively. At September 30, 2020 and December 31, 2019, an allowance for loan losses of $101,000 and $167,000, respectively, had been recognized related to the acquired impaired loans and leases.

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

Certain other loans which were modified during the three-month and nine-month periods ended September 30, 2020 and September 30, 2019 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At September 30, 2020 and December 31, 2019, there were $22.9 million and $34.3 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2020 and December 31, 2019, $12.5 million and $23.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At September 30, 2020 and December 31, 2019, loans with a recorded investment of $23.9 million and $21.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At September 30, 2020 and December 31, 2019, Park had commitments to lend $4.7 million and $7.9 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At September 30, 2020 and December 31, 2019, there were $2.0 million and $2.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2020 and 2019 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. There were no additional specific reserves recorded during either of the three-month or nine-month periods ended September 30, 2020 or 2019 as a result of TDRs identified in the period.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $709,000 and $1.6 million of loans during the three-month and nine-month periods ended September 30, 2020, respectively. The TDR classification was removed on $15,000 and $38,000 of loans during the three-month and nine-month periods ended September 30, 2019, respectively.

The terms of certain other loans were modified during the three-month and nine-month periods ended September 30, 2020 and September 30, 2019 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were no substandard commercial loans modified during either the three-month period ended September 30, 2020 or the nine-month period ended September 30, 2020 which did not meet the definition of a TDR. There were $0.4 million and $0.6 million of substandard commercial loans modified during the three-month and nine-month periods ended September 30, 2019, respectively, which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during the three-month and nine-month periods ended September 30, 2020 which did not meet the definition of a TDR had a total recorded investment of $16.7 million and $58.2 million, respectively. Consumer loans modified during the three-month and nine-month periods ended September 30, 2019 which did not meet the definition of a TDR had a total recorded investment of $11.9 million and $21.4 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

During the nine months ended September 30, 2020, Park modified 4,810 consumer loans, with an aggregate balance of $111.0 million, and modified 1,386 commercial loans, with an aggregate balance of $583.7 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Of the $111.0 million in consumer COVID-19 related modifications, $2.3 million were already classified as TDRs due to previous modifications and $818,000 were classified as TDRs due to the COVID-19 modification. Of the $583.7 million in commercial COVID-19 related modifications, $6.0 million were already classified as TDRs due to previous modifications and $112,000 were classified as TDRs due to the COVID-19 modification. The remaining loans met the exclusion criteria for TDR accounting either in Section 4013 of the CARES Act or in applicable interagency guidance.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended September 30, 2020 and September 30, 2019, as well as the recorded investment of these contracts at September 30, 2020 and September 30,

2019. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended September 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	3	$35	$117	$152
Commercial real estate	4	—	359	359
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	5	258	109	367
HELOC	1	21	—	21
Installment	3	12	7	19
Consumer	64	109	479	588
Total loans	80	$435	$1,071	$1,506

	Three Months Ended September 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$752	$5,002	$5,754
Commercial real estate	1	—	241	241
Construction real estate:
Commercial	1	82	—	82
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	13	—	13
Mortgage	4	286	215	501
HELOC	6	31	107	138
Installment	9	407	14	421
Consumer	77	174	542	716
Total loans	107	$1,745	$6,121	$7,866

Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2020, $0.1 million were on nonaccrual status at December 31, 2019. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2019, $0.6 million were on nonaccrual status at December 31, 2018.

The following tables detail the number of contracts modified as TDRs during the nine-month periods ended September 30, 2020 and September 30, 2019, as well as the recorded investment of these contracts at September 30, 2020 and September 30, 2019. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Nine Months Ended September 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	10	$117	$1,110	$1,227
Commercial real estate	8	1,136	2,068	3,204
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	10	—	10
Installment	1	—	14	14
Residential real estate:
Commercial	1	—	8	8
Mortgage	24	735	1,005	1,740
HELOC	6	25	18	43
Installment	16	191	63	254
Consumer	177	235	655	890
Total loans	244	$2,449	$4,941	$7,390

	Nine Months Ended September 30, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	24	$3,237	$6,059	$9,296
Commercial real estate	5	—	3,236	3,236
Construction real estate:
Commercial	2	82	—	82
Mortgage	1	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	13	36	49
Mortgage	18	340	673	1,013
HELOC	14	121	243	364
Installment	25	951	52	1,003
Consumer	251	199	987	1,186
Total loans	342	$4,943	$11,286	$16,229

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2020, $0.4 million were on nonaccrual status at December 31, 2019. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2019, $1.8 million were on nonaccrual status at December 31, 2018.

The following tables present the recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2020 and September 30, 2019, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	—	$—	2	$2
Commercial real estate	1	50	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	14	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	4	365	4	257
HELOC	1	16	5	135
Installment	1	16	2	66
Consumer	26	263	51	477
Leases	—	—	—	—
Total loans	34	$724	64	$937

Of the $0.7 million in modified TDRs which defaulted during the three-month period ended September 30, 2020, $65,000 were accruing loans and $0.7 million were nonaccrual loans. Of the $0.9 million in modified TDRs which defaulted during the three-month period ended September 30, 2019, $48,000 were accruing loans and $0.9 million were nonaccrual loans.

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	2	$89	3	$65
Commercial real estate	2	278	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	14	—	—
Residential real estate:
Commercial	1	8	1	13
Mortgage	8	768	7	370
HELOC	1	16	7	165
Installment	2	28	2	66
Consumer	32	365	58	530
Leases	—	—	—	—
Total loans	49	$1,566	78	$1,209

Of the $1.6 million in modified TDRs which defaulted during the nine-month period ended September 30, 2020, $621,000 were accruing loans and $0.9 million were nonaccrual loans. Of the $1.2 million in modified TDRs which defaulted during the nine-month period ended September 30, 2019, $87,000 were accruing loans and $1.1 million were nonaccrual loans.

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

•Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The calculation of the loss emergence period was last updated in the fourth quarter of 2019.

During the third quarter of 2020, Park made the decision to extend the loss emergence period on all commercial loan types by six months. Management believes that the start of the COVID-19 pandemic in March 2020 represents the loss event. Management continues to refine estimated losses as a result of this March 2020 loss event. Approximately six months following the start of the pandemic, Park has experienced very little, if any, increase in delinquencies and charge-offs. Management believes that this is due to the unprecedented level of economic stimulus and CARES Act accommodations provided by the U.S. government which has delayed loan defaults and losses.

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

Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio, and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At September 30, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for 39% and 42%, respectively, of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. The environmental loss factors were updated in the first, second, and third quarters of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% of applicable loans at December 31, 2019 to 0.675% of applicable loans at March 31, 2020, to 0.75% of applicable loans at June 30, 2020, and to 0.825% at September 30, 2020. The increase in the first and second quarters of 2020 was the result of upward adjustments to the factors for Ohio unemployment, percent change in Ohio GDP and consumer confidence. The increase in the third quarter of 2020 was due to the increased uncertainty in the overall economic environment, the unknown length and severity of the pandemic and the limitations in the incurred loss model to capture all probable incurred losses during such uncertain times. Management will continue to evaluate this estimate of incurred losses as new information becomes available.

In addition to the increases in the environmental loss factor, in the second quarter, Park added additional reserves for three industries at particularly high risk due to the pandemic: hotels and accommodations, restaurants and food service, and strip shopping centers. These industries have had high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. As a result, additional reserves totaling $3.9 million were added for these portfolios on top of that already calculated. This amount was calculated by applying the loss factor for special mention credits to all 4-rated loans in these portfolios. A breakout of the 4-rated balances and additional reserve related to these portfolios is detailed in the following table.

	September 30, 2020
(in thousands)	4-Rated Balance	4-Rated Balance - Originated	4-Rated Balance - Purchased	Additional Reserve
Hotels and accommodations	$86,041	$85,050	$991	$1,435
Restaurants and food service	34,263	28,291	5,972	658
Strip shopping centers	181,517	158,790	22,727	1,789
Total	$301,821	$272,131	$29,690	$3,882

Additionally, management applied a 1% reserve to all hotels and accommodations loans in the general reserve population to account for increased valuation risk. At September 30, 2020, Park's originated hotels and accommodation loans had a balance of $178.8 million with an additional reserve related to valuation risks of $1.8 million.

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

As of September 30, 2020, Park had $542.8 million of PPP loans which are included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

The activity in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2020 and September 30, 2019 is summarized in the following tables.

	Three Months Ended September 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$23,476	$16,469	$6,828	$10,507	$15,624	$572	$73,476
Charge-offs	241	45	—	34	1,208	1	1,529
Recoveries	181	47	35	189	803	—	1,255
Net charge-offs/(recoveries)	60	(2)	(35)	(155)	405	1	274
Provision	3,571	6,417	1,544	546	1,750	8	13,836
Ending balance	$26,987	$22,888	$8,407	$11,208	$16,969	$579	$87,038

	Three Months Ended September 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$17,370	$10,377	$5,065	$8,869	$12,265	$57	$54,003
Charge-offs	585	8	—	85	1,801	—	2,479
Recoveries	403	246	432	98	1,183	—	2,362
Net charge-offs/(recoveries)	182	(238)	(432)	(13)	618	—	117
Provision/(recovery)	1,238	(177)	(65)	49	908	14	1,967
Ending balance	$18,426	$10,438	$5,432	$8,931	$12,555	$71	$55,853

	Nine Months Ended September 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	1,041	45	6	176	5,060	16	6,344
Recoveries	1,061	690	628	457	2,654	—	5,490
Net (recoveries)/charge-offs	(20)	(645)	(622)	(281)	2,406	16	854
Provision	6,764	12,014	2,474	2,317	7,164	480	31,213
Ending balance	$26,987	$22,888	$8,407	$11,208	$16,969	$579	$87,038

	Nine Months Ended September 30, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	1,498	401	—	176	6,319	—	8,394
Recoveries	983	360	543	640	3,824	1	6,351
Net charge-offs/(recoveries)	515	41	(543)	(464)	2,495	(1)	2,043
Provision/(recovery)	2,164	711	426	(264)	3,277	70	6,384
Ending balance	$18,426	$10,438	$5,432	$8,931	$12,555	$71	$55,853

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2020 and December 31, 2019, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2020 and December 31, 2019, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2019 Form 10-K).

The composition of the allowance for loan losses at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,033	$3,014	$—	$155	$—	$464	$8,666
Collectively evaluated for impairment	21,913	19,872	8,407	10,993	16,969	115	78,269
Acquired with deteriorated credit quality	41	2	—	60	—	—	103
Total ending allowance balance	$26,987	$22,888	$8,407	$11,208	$16,969	$579	$87,038

Loan balance:
Loans individually evaluated for impairment	$33,075	$72,499	$3,142	$4,898	$—	$2,524	$116,138
Loans collectively evaluated for impairment	1,693,568	1,608,993	354,845	1,815,628	1,652,638	24,859	7,150,531
Loans acquired with deteriorated credit quality	373	7,985	1,009	2,383	—	127	11,877
Total ending loan balance	$1,727,016	$1,689,477	$358,996	$1,822,909	$1,652,638	$27,510	$7,278,546

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.22%	4.16%	—%	3.16%	—%	18.38%	7.46%
Loans collectively evaluated for impairment	1.29%	1.24%	2.37%	0.61%	1.03%	0.46%	1.09%
Loans acquired with deteriorated credit quality	10.99%	0.03%	—%	2.52%	—%	—%	0.87%
Total	1.56%	1.35%	2.34%	0.61%	1.03%	2.10%	1.20%

Recorded investment:
Loans individually evaluated for impairment	$33,098	$72,519	$3,142	$4,897	$—	$2,524	$116,180
Loans collectively evaluated for impairment	1,700,477	1,615,685	355,806	1,819,008	1,657,153	24,881	7,173,010
Loans acquired with deteriorated credit quality	375	8,084	1,012	2,393	—	127	11,991
Total ending recorded investment	$1,733,950	$1,696,288	$359,960	$1,826,298	$1,657,153	$27,532	$7,301,181

	December 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,104	$35	$—	$42	$—	$49	$5,230
Collectively evaluated for impairment	14,948	10,187	5,311	8,458	12,211	66	51,181
Acquired with deteriorated credit quality	151	7	—	110	—	—	268
Total ending allowance balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679

Loan balance:
Loans individually evaluated for impairment	$33,077	$41,770	$453	$2,025	$—	$134	$77,459
Loans collectively evaluated for impairment	1,151,073	1,558,550	330,106	1,888,088	1,452,373	29,424	6,409,614
Loans acquired with deteriorated credit quality (1)	960	9,093	1,140	2,613	2	523	14,331
Total ending loan balance	$1,185,110	$1,609,413	$331,699	$1,892,726	$1,452,375	$30,081	$6,501,404

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.43%	0.08%	—%	2.07%	—%	36.57%	6.75%
Loans collectively evaluated for impairment	1.30%	0.65%	1.61%	0.45%	0.84%	0.22%	0.80%
Loans acquired with deteriorated credit quality	15.73%	0.08%	—%	4.21%	—%	—%	1.87%
Total	1.70%	0.64%	1.60%	0.45%	0.84%	0.38%	0.87%

Recorded investment:
Loans individually evaluated for impairment	$33,088	$41,791	$453	$2,025	$—	$134	$77,491
Loans collectively evaluated for impairment	1,155,449	1,564,011	331,161	1,891,941	1,456,687	29,444	6,428,693
Loans acquired with deteriorated credit quality (1)	966	9,182	1,143	2,625	2	523	14,441
Total ending recorded investment	$1,189,503	$1,614,984	$332,757	$1,896,591	$1,456,689	$30,101	$6,520,625
 (1) Excludes loans acquired with deteriorated credit quality which were individually evaluated for impairment due to additional credit deterioration or modification post acquisition. These loans had a balance of $5,000, a recorded investment of $6,000, and no allowance as of December 31, 2019.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2020 and December 31, 2019, respectively, Park had $48.3 million and $12.3 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan segments in Note 6 - Loans, and Note 7 - Allowance for Loan Losses. The contractual balance was $47.4 million and $12.1 million at September 30, 2020 and December 31, 2019, respectively. The gain expected upon sale was $878,000 and $153,000 at September 30, 2020 and December 31, 2019, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2020 or December 31, 2019.

Note 9 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month and nine-month periods ended September 30, 2020 and 2019.

(in thousands)	Goodwill	Other intangible assets	Total
July 1, 2019	$158,057	$16,231	$174,288
Acquired goodwill and other intangible assets	(58)	—	(58)
Amortization	—	741	741
September 30, 2019	$157,999	$15,490	$173,489

July 1, 2020	$159,595	$10,310	$169,905
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	525	525
September 30, 2020	$159,595	$9,785	$169,380

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	45,260	10,251	55,511
Amortization	—	1,732	1,732
September 30, 2019	$157,999	$15,490	$173,489

December 31, 2019	$159,595	$11,523	$171,118
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	1,738	1,738
September 30, 2020	$159,595	$9,785	$169,380

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2020, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During each of the second and third quarters of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analysis performed during each of the second and third quarters of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$4,671	$14,456	$2,933
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$5,971	$15,756	$4,233

During 2019, Park announced its 2020 rebranding initiative to operate all 12 banking divisions of PNB under one name. The NewDominion trade name intangible was initially recorded assuming an indefinite useful life. Considering Park's rebranding initiative, Park concluded that the trade name intangible represented a definite useful life asset, and impairment of $1.3 million was recorded during the fourth quarter of 2019.

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $525,000 and $741,000 for the three months ended September 30, 2020 and 2019, respectively, and was $1.7 million for each of the nine months ended September 30, 2020 and 2019.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Three months ending December 31, 2020	$525
2021	1,798
2022	1,487
2023	1,323
2024	1,215

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Affordable housing tax credit investments	$57,583	$53,070
Unfunded commitments	31,593	25,894

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2020 and 2030.

Park recognized amortization expense of $1.8 million for each of the three months ended September 30, 2020 and 2019, and $5.5 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively, which was included within the provision for income taxes. Additionally, during the three months ended September 30, 2020 and 2019, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million and $2.6 million, respectively, and during each of the nine months ended September 30, 2020 and 2019, recognized $6.9 million, which was included within the provision for income taxes.

Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at September 30, 2020 and December 31, 2019 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2020	December 31, 2019
OREO:
Commercial real estate	$31	$2,295
Construction real estate	—	879
Residential real estate	805	855
Total OREO	$836	$4,029

Loans in process of foreclosure:
Residential real estate	$2,679	$3,959

In addition to real estate, Park may also repossess different types of collateral. As of September 30, 2020 and December 31, 2019, Park had $3.6 million and $4.2 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. As of both dates presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.79 billion at September 30, 2020, $1.45 billion at December 31, 2019 and $1.41 billion at September 30, 2019. At September 30, 2020, $2.0 million of the sold mortgage loans were sold with recourse, compared to $2.3 million at December 31, 2019 and $2.4 million at September 30, 2019. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2020 and December 31, 2019, management had established reserves of $44,000 and $25,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,505	$10,104	$10,070	$10,178
Additions	2,987	722	5,796	1,462
Amortization	(1,254)	(534)	(2,853)	(1,259)
Changes in valuation allowance	(198)	(332)	(1,973)	(421)
Carrying amount, net, end of period	$11,040	$9,960	$11,040	$9,960

Valuation allowance:
Beginning of period	$2,600	$321	$825	$232
Changes in valuation allowance	198	332	1,973	421
End of period	$2,798	$653	$2,798	$653

Servicing fees included in other service income were $1.0 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $2.9 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At September 30, 2020 and December 31, 2019, all of Park's leases were classified as operating leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amount of Park's ROU asset and lease liability at September 30, 2020 was $18.0 million and $19.1 million, respectively. At December 31, 2019, the carrying amounts of Park's ROU asset and lease liability was $13.7 million and $14.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease cost
Operating lease cost	$905	$831	$2,671	$2,320
Sublease income	(95)	(97)	(289)	(285)
Total lease cost	$810	$734	$2,382	$2,035

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$906	$843	$2,710	$2,336
ROU assets obtained in exchange for new operating lease liabilities	$25	$342	$7,794	$381
Reductions to ROU assets resulting from reductions to lease obligations	$(789)	$(726)	$(2,347)	$(2,021)

At September 30, 2020 and December 31, 2019, Park's operating leases had a weighted average remaining term of 7.7 years and 7.2 years, respectively. The weighted average discount rate of Park's operating leases was 2.4% and 3.1% at September 30, 2020 and December 31, 2019, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2020
3 months ending December 31, 2020	$880
2021	3,357
2022	3,210
2023	3,110
2024	2,025
Thereafter	8,395
Total undiscounted minimum lease payments	$20,977
Present value adjustment	(1,850)
Total lease liabilities	$19,127
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

At September 30, 2020 and December 31, 2019, Park's repurchase agreement borrowings totaled $295 million and $176 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $322 million and $200 million at September 30, 2020 and December 31, 2019, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2020 and December 31, 2019, Park had $421 million and $756 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$295,435	$—	$—	$—	$295,435

	December 31, 2019
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$175,657	$—	$—	$—	$175,657

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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both September 30, 2020 and December 31, 2019 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $33.8 million and $35.5 million at September 30, 2020 and December 31, 2019, respectively.

All of the Company's interest rate swaps were determined to be fully effective during the three-month and nine-month periods ended September 30, 2020 and September 30, 2019. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of September 30, 2020 and December 31, 2019 follows:

	September 30, 2020		December 31, 2019
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$33,783	$25,000	$35,503
Weighted average pay rates	2.595%	4.691%	2.595%	4.695%
Weighted average receive rates	0.273%	4.691%	2.002%	4.695%
Weighted average maturity (years)	1.7	9.6	2.5	10.2
Unrealized losses	$1,026	$—	$575	$—

Interest expense recorded on swap transactions was $140,000 and $16,000 for the three-month periods ended September 30, 2020 and 2019, respectively, and was $272,000 and $7,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in AOCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$111	$—	$—

	Three Months Ended September 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(49)	$—	$—

	Nine Months Ended September 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(357)	$—	$—

	Nine Months Ended September 30, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(556)	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	33,783	4,503
Matched interest rate swaps with counterparty	—	—
Total included in other assets	$33,783	$4,503

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(1,026)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—
Matched interest rate swaps with counterparty	33,783	(4,503)
Total included in other liabilities	$58,783	$(5,529)

(In thousands)	December 31, 2019
	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	24,421	1,781
Matched interest rate swaps with counterparty	11,083	89
Total included in other assets	$35,504	$1,870

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(575)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	11,083	(89)
Matched interest rate swaps with counterparty	24,421	(1,781)
Total included in other liabilities	$60,504	$(2,445)

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

At September 30, 2020 and December 31, 2019, Park had $136.8 million and $15.9 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $2.9 million and $221,000 at September 30, 2020 and December 31, 2019, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2020, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 16 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2020 and 2019:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at July 1, 2020	$(26,674)	$(922)	$41,457	$13,861
Other comprehensive income before reclassifications	—	111	207	318
Amounts reclassified from accumulated other comprehensive income	—	—	21	21
Net current period other comprehensive income	—	111	228	339
Ending balance at September 30, 2020	$(26,674)	$(811)	$41,685	$14,200

Beginning balance at July 1, 2019	$(29,672)	$(507)	$3,872	$(26,307)
Other comprehensive (loss) income before reclassifications (1)	—	(49)	13,889	13,840
Amounts reclassified from accumulated other comprehensive loss	—	—	(147)	(147)
Net current period other comprehensive (loss) income	—	(49)	13,742	13,693
Ending balance at September 30, 2019	$(29,672)	$(556)	$17,614	$(12,614)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at January 1, 2020	$(26,674)	$(454)	$17,539	$(9,589)
Other comprehensive (loss) income before reclassifications	—	(357)	26,742	26,385
Amounts reclassified from accumulated other comprehensive income	—	—	(2,596)	(2,596)
Net current period other comprehensive (loss) income	—	(357)	24,146	23,789
Ending balance at September 30, 2020	$(26,674)	$(811)	$41,685	$14,200

Beginning balance at January 1, 2019	$(29,672)	$—	$(20,116)	$(49,788)
Other comprehensive (loss) income before reclassifications (1)	—	(556)	37,397	36,841
Amounts reclassified from accumulated other comprehensive loss	—	—	333	333
Net current period other comprehensive (loss) income	—	(556)	37,730	37,174
Ending balance at September 30, 2019	$(29,672)	$(556)	$17,614	$(12,614)

(1) During the three-month and nine-month periods ended September 30, 2019, Park transferred HTM securities with a fair value of $373.9 million to AFS classification. The transfer occurred at fair value and had a related unrealized gain of $24.2 million ($19.1 million net of taxes), recorded in other comprehensive income.

During the three-month period ended September 30, 2020, there was $27,000 ($21,000 net of tax) reclassified out of accumulated other comprehensive income due to net losses on the sale of AFS debt securities. During the nine-month period ended September 30, 2020, there was $3.3 million ($2.6 million net of tax) reclassified out of accumulated other comprehensive income due to net gains on the sale of AFS debt securities. During the three-month period ended September 30, 2019, there was $186,000 ($147,000 net of tax) reclassified out of accumulated other comprehensive loss due to net gains on the sale of AFS debt securities. During the nine-month period ended September 30, 2019, there was $421,000 ($333,000 net of tax) reclassified out of accumulated other comprehensive loss due to net losses on the sale of AFS debt securities. These gains and losses were recorded within "Net (loss) gain on the sale of debt securities" on the Consolidated Condensed Statements of Income.

Note 17 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2020	2019	2020	2019
Numerator:
Net income	$30,846	$31,146	$82,723	$78,764
Denominator:
Weighted-average common shares outstanding	16,300,720	16,382,798	16,300,250	16,198,294
Effect of dilutive PBRSUs and TBRSUs	93,072	92,943	98,100	89,401
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,393,792	16,475,741	16,398,350	16,287,695
Earnings per common share:
Basic earnings per common share	$1.89	$1.90	$5.07	$4.86
Diluted earnings per common share	$1.88	$1.89	$5.04	$4.84

Park awarded 62,265 and 58,740 PBRSUs to certain employees during the nine months ended September 30, 2020 and 2019, respectively. No PBRSUs were awarded during either of the three months ended September 30, 2020 or 2019.

On April 1, 2019, Park issued 1,037,205 common shares to complete the Carolina Alliance acquisition and granted 15,700 TBRSUs to Carolina Alliance Division employees. These common shares have been included in average common shares outstanding beginning on that date.

Park repurchased 84,603 common shares during the three months ended September 30, 2019, to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. Park repurchased 76,000 and 421,253 common shares during the nine months ended September 30, 2020 and 2019, respectively, to fund the PBRSUs, TBRSUs and common shares to be awarded to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months ended September 30, 2020.

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

	Operating Results for the three months ended September 30, 2020
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$83,795	$893	$(848)	$83,840
Provision for (recovery of) loan losses	13,839	34	(37)	13,836
Other income	35,430	60	1,068	36,558
Other expense	65,590	499	3,770	69,859
Income (loss) before income taxes	$39,796	$420	$(3,513)	$36,703
Income tax expense (benefit)	6,908	88	(1,139)	5,857
Net income (loss)	$32,888	$332	$(2,374)	$30,846

Assets (at September 30, 2020)	$9,195,911	$16,045	$28,050	$9,240,006

	Operating Results for the three months ended September 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$76,180	$1,244	$(323)	$77,101
Provision for (recovery of) loan losses	2,320	143	(496)	1,967
Other income	24,842	59	3,235	28,136
Other expense	60,943	902	3,893	65,738
Income (loss) before income taxes	$37,759	$258	$(485)	$37,532
Income tax expense (benefit)	6,811	55	(480)	6,386
Net income (loss)	$30,948	$203	$(5)	$31,146

Assets (at September 30, 2019)	$8,673,919	$27,481	$22,210	$8,723,610

	Operating Results for the nine months ended September 30, 2020
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$238,900	$3,070	$(661)	$241,309
Provision for (recovery of) loan losses	32,256	338	(1,381)	31,213
Other income (loss)	89,920	154	(66)	90,008
Other expense	187,661	1,915	11,358	200,934
Income (loss) before income taxes	$108,903	$971	$(10,704)	$99,170
Income tax expense (benefit)	19,357	204	(3,114)	16,447
Net income (loss)	$89,546	$767	$(7,590)	$82,723

	Operating Results for the nine months ended September 30, 2019
(In thousands)	PNB	GFSC	All Other	Total
Net interest income (expense)	$217,355	$3,786	$(413)	$220,728
Provision for (recovery of) loan losses	6,563	458	(637)	6,384
Other income	68,224	142	4,603	72,969
Other expense	172,931	2,638	17,188	192,757
Income (loss) before income taxes	$106,085	$832	$(12,361)	$94,556
Income tax expense (benefit)	19,063	179	(3,450)	15,792
Net income (loss)	$87,022	$653	$(8,911)	$78,764

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and nine-month periods ended September 30, 2020 and 2019. The reconciling amounts for consolidated total assets for the periods ended September 30, 2020 and 2019 consisted of the elimination of intersegment borrowings and the assets of the Parent Company and SEPH which were not eliminated.

Note 19 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of September 30, 2020, there were 18,695 common shares subject to PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2020, 537,735 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2020, 113,700 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

No awards were granted during the three months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 62,265 common shares to certain employees of Park and its subsidiaries. During the nine months ended September 30, 2019, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 common shares to certain employees of Park and its subsidiaries and granted awards of TBRSU, under the 2017 Employees LTIP, covering an aggregate of 15,700 shares to Carolina Alliance Bank Division employees.

As of September 30, 2020, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the nine months ended September 30, 2020 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2020	194,722
Granted	62,265
Vested	(44,379)
Forfeited	(3,101)
Adjustment for performance conditions of PBRSUs (1)	(5,399)
Nonvested at September 30, 2020 (2)	204,108

(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of September 30, 2020, an aggregate of 174,087 PBRSUs and TBRSUs are expected to vest.

During the three months ended September 30, 2020, an aggregate of 6,205 of the TBRSUs granted in 2018 vested in full due to the satisfaction of the service-based vesting requirement. A total of 1,860 common shares were withheld to satisfy employee income tax obligations. This resulted in a net number of 4,345 common shares being issued to employees of Park. During the three months ended June 30, 2020, an aggregate of 1,500 of the TBRSUs granted in 2019 vested in full due to the satisfaction of the service-based vesting requirement. A total of 530 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 970 common shares being issued to employees of Park. During the three months ended March 31, 2020, an aggregate of 36,674 of the PBRSUs granted in 2016 and 2017 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 11,646 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 25,028 common shares being issued to employees of Park. During the three months ended March 31, 2019, 27,719 of the PBRSUs granted in 2015 and 2016 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 8,736 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 18,983 common shares being issued to employees of Park.

Share-based compensation expense of $1.2 million was recognized for each of the three-month periods ended September 30, 2020 and 2019, respectively, and share-based compensation expense of $3.7 million and $3.8 million was recognized for the nine-month periods ended September 30, 2020 and 2019, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at September 30, 2020:

(In thousands)
Three months ending December 31, 2020	$1,198
2021	3,644
2022	2,401
2023	997
2024	161
Total	$8,401

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month or nine-month periods ended September 30, 2020 and 2019.

The following table shows the components of net periodic pension benefit expense:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2020	2019	2020	2019
Service cost	$2,080	$1,468	$6,240	$4,404	Employee benefits
Interest cost	1,320	1,373	3,960	4,119	Other components of net periodic pension benefit income
Expected return on plan assets	(3,602)	(3,026)	(10,806)	(9,078)	Other components of net periodic pension benefit income
Recognized net actuarial loss and prior service costs	294	470	882	1,410	Other components of net periodic pension benefit income
Net periodic pension benefit expense	$92	$285	$276	$855

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2020	2019	2020	2019
Service cost	$218	$202	$801	$604	Employee benefits
Interest cost	134	165	401	495	Miscellaneous expense
Total SERP expense	$352	$367	$1,202	$1,099

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	—	304,506		304,506
U.S. Government sponsored entities’ asset-backed securities	—	726,297	—	726,297
Corporate debt securities	—	2,011	—	2,011
Equity securities	1,558	—	484	2,042
Mortgage loans held for sale	—	48,265	—	48,265
Mortgage IRLCs	—	2,878	—	2,878
Loan interest rate swaps	—	4,503	—	4,503

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	1,026	—	1,026
Loan interest rate swaps	—	4,503	—	4,503

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$320,491	$—	$320,491
U.S. Government sponsored entities’ asset-backed securities	—	889,210	—	889,210
Equity securities	1,537	—	456	1,993
Mortgage loans held for sale	—	12,278	—	12,278
Mortgage IRLCs	—	221	—	221
Loan interest rate swaps	—	1,870	—	1,870

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	575	—	575
Loan interest rate swaps	—	1,870	—	1,870

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

The tables below present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months and nine months ended September 30, 2020 and 2019, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2020 and 2019

(In thousands)	Equity Securities	Fair value swap
Balance at July 1, 2020	$471	$(226)
Total gains
Included in other income	13	—
Balance at September 30, 2020	$484	$(226)

Balance at July 1, 2019	$433	$(226)
Total gains
Included in other income	5	—
Balance at September 30, 2019	$438	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2020 and 2019

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2020	$456	$(226)
Total gains
Included in other income	28	—
Balance at September 30, 2020	$484	$(226)

Balance at January 1, 2019	$424	$(226)
Total gains
Included in other income	14	—
Balance at September 30, 2019	$438	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of September 30, 2020 and December 31, 2019, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of September 30, 2020, there were no PCI loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at September 30, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$16,054	$16,054
Residential real estate	—	—	172	172
Total impaired loans recorded at fair value	$—	$—	$16,226	$16,226

MSRs	$—	$11,029	$—	$11,029

OREO recorded at fair value:
Residential real estate	—	—	767	767
Total OREO recorded at fair value	$—	$—	$767	$767

Other repossessed assets	$—	$—	$3,392	$3,392

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,873	$1,873
Residential real estate	—	—	217	217
Total impaired loans recorded at fair value	$—	$—	$2,090	$2,090

MSRs	$—	$5,797	$—	$5,797

OREO recorded at fair value:
Commercial real estate	—	—	2,295	2,295
Residential real estate	—	—	738	738
Total OREO recorded at fair value	$—	$—	$3,033	$3,033

Other repossessed assets	$—	$—	$3,599	$3,599

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

	September 30, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$19,395	$247	$3,169	$16,226
Remaining impaired loans	96,785	316	5,497	91,288
Total impaired loans	$116,180	$563	$8,666	$107,514

	December 31, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,167	$313	$77	$2,090
Remaining impaired loans	75,324	406	5,153	70,171
Total impaired loans	$77,491	$719	$5,230	$72,261

The expense from credit adjustments related to impaired loans carried at fair value was $3.1 million and $135,000 for the three-month periods ended September 30, 2020 and 2019, respectively, and was $3.5 million and $174,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.

MSRs totaled $11.0 million at September 30, 2020. Of this $11.0 million MSR carrying balance, $11.0 million was recorded at fair value and included a valuation allowance of $2.8 million. The remaining $11,000 was recorded at cost, as the fair value exceeded cost at September 30, 2020. At December 31, 2019, MSRs totaled $10.1 million. Of this $10.1 million MSR carrying balance, $5.8 million was recorded at fair value and included a valuation allowance of $825,000. The remaining $4.3 million was recorded at cost, as the fair value exceeded cost at December 31, 2019. The expense related to MSRs carried at fair value during the three months ended September 30, 2020 and 2019 was $198,000 and $332,000, respectively, and was $2.0 million and $421,000 for the nine months ended September 30, 2020 and 2019, respectively.

Total OREO held by Park at September 30, 2020 and December 31, 2019 was $836,000 and $4.0 million, respectively. Approximately 92% and 75% of OREO held by Park at September 30, 2020 and December 31, 2019, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At September 30, 2020 and December 31, 2019, OREO held at fair value, less estimated selling costs, amounted to $767,000 and $3.0 million, respectively. The net income (expense) related to OREO fair value adjustments was $115,000 and $(41,000) for the three-month periods ended September 30, 2020 and 2019, respectively, and was $80,000 and $(123,000) for the nine-month periods ended September 30, 2020 and 2019, respectively.

Other repossessed assets totaled $3.6 million at September 30, 2020, of which $3.4 million was recorded at fair value. Other repossessed assets totaled $4.2 million at December 31, 2019, of which $3.6 million was recorded at fair value. Expense related to fair value adjustments on other repossessed assets for each of the three-month periods and nine-month periods ended September 30, 2020 was $207,000. There was no expense related to fair value adjustments on other repossessed assets for either of the three-month periods or nine-month periods ended September 30, 2019.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

September 30, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired loans:
Commercial real estate	$16,054	Sales comparison approach	Adj to comparables	0.0% - 139.0% (20.6%)
		Income approach	Capitalization rate	9.0% - 20.0% (9.6%)

Residential real estate	$172	Sales comparison approach	Adj to comparables	2.7% - 47.8% (10.6%)

Other real estate owned:
Residential real estate	$767	Sales comparison approach	Adj to comparables	7.6% - 11.2% (8.9%)

Balance at December 31, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired loans:
Commercial real estate	$1,873	Sales comparison approach	Adj to comparables	0.0% - 56.0% (26.5%)
		Cost approach	Accumulated depreciation	93.1% (93.1%)

Residential real estate	$217	Sales comparison approach	Adj to comparables	0.0% - 53.5% (10.8%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Residential real estate	$738	Sales comparison approach	Adj to comparables	4.6% - 54.6% (39.2%)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At September 30, 2020 and December 31, 2019, Park had Partnership Investments with a NAV of $14.0 million and $11.9 million, respectively. At September 30, 2020 and December 31, 2019, Park had $7.0 million and $8.5 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2020 and 2019, Park recognized income of $1.3 million and $3.3 million, respectively, and for the nine-month periods ended September 30, 2020 and 2019, Park recognized a loss of $41,000 and income of $5.1 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at September 30, 2020 and December 31, 2019, was as follows:

	September 30, 2020
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$246,709	$246,709	$—	$—	$246,709
Investment securities (1)	1,032,814	—	1,032,814	—	1,032,814
Other investment securities (2)	2,042	1,558	—	484	2,042

Loans held for sale	48,265	—	48,265	—	48,265
Mortgage IRLCs	2,878	—	2,878	—	2,878
Impaired loans carried at fair value	16,226	—	—	16,226	16,226
Other loans, net	7,124,139	—	—	7,168,180	7,168,180
Loans receivable, net	$7,191,508	$—	$51,143	$7,184,406	$7,235,549

Financial liabilities:
Time deposits	$931,201	$—	$938,492	$—	$938,492
Other	5,374	5,374	—	—	5,374
Deposits (excluding demand deposits)	$936,575	$5,374	$938,492	$—	$943,866

Short-term borrowings	$320,435	$—	$320,435	$—	$320,435
Long-term debt	135,000	—	142,849	—	142,849
Subordinated notes	187,668	—	180,209	—	180,209

Derivative financial instruments - assets:
Loan interest rate swaps	$4,503	$—	$4,503	$—	$4,503

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	1,026	—	1,026	—	1,026
Loan interest rate swaps	4,503	—	4,503	—	4,503

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

Note 22 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and nine-month periods ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30, 2020
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,290	$—	$—	$2,290
Employee benefit and retirement-related accounts	1,967	—	—	1,967
Investment management and investment advisory agency accounts	2,695	—	—	2,695
Other	383	—	—	383
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,201	—	—	1,201
Demand deposit account (DDA) charges	787	—	—	787
Other	130	—	—	130
Other service income (1)
Credit card	487	1	—	488
HELOC	108	—	—	108
Installment	43	—	—	43
Real estate	11,806	—	—	11,806
Commercial	567	—	35	602
Debit card fee income	5,853	—	—	5,853
Bank owned life insurance income (2)	1,109	—	83	1,192
ATM fees	491	—	—	491
Gain on sale of OREO, net	198	—	371	569
Net loss on the sale of investment securities (2)	(27)	—	—	(27)
Gain on equity securities, net (2)	739	—	462	1,201
Other components of net periodic pension benefit income (2)	1,940	24	24	1,988
Miscellaneous (3)	2,663	35	93	2,791
Total other income	$35,430	$60	$1,068	$36,558

(1) Of the $13.0 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $11.7 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.8 million, all of which are within scope of ASC 606.

	Three Months Ended September 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,151	$—	$—	$2,151
Employee benefit and retirement-related accounts	1,753	—	—	1,753
Investment management and investment advisory agency accounts	2,547	—	—	2,547
Other	391	—	—	391
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,911	—	—	1,911
Demand deposit account (DDA) charges	784	—	—	784
Other	169	—	—	169
Other service income (1)
Credit card	586	1	—	587
HELOC	71	—	1	72
Installment	62	—	(88)	(26)
Real estate	3,226	—	(1)	3,225
Commercial	262	—	140	402
Debit card fee income	5,313	—	—	5,313
Bank owned life insurance income (2)	1,021	—	86	1,107
ATM fees	482	—	—	482
Loss on sale of OREO, net	(53)	—	—	(53)
Net gain on the sale of investment securities (2)	186	—	—	186
Gain on equity securities, net (2)	240	—	3,095	3,335
Other components of net periodic pension benefit income (2)	1,147	13	23	1,183
Miscellaneous (3)	2,593	45	(21)	2,617
Total other income	$24,842	$59	$3,235	$28,136

(1) Of the $4.3 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $3.0 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.6 million, all of which are within scope of ASC 606.

	Nine Months Ended September 30, 2020
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$6,550	$—	$—	$6,550
Employee benefit and retirement-related accounts	5,702	—	—	5,702
Investment management and investment advisory agency accounts	7,852	—	—	7,852
Other	1,137	—	—	1,137
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,644	—	—	3,644
Demand deposit account (DDA) charges	2,289	—	—	2,289
Other	389	—	—	389
Other service income (1)
Credit card	1,544	4	—	1,548
HELOC	319	—	—	319
Installment	144	—	—	144
Real estate	22,228	—	—	22,228
Commercial	1,245	—	87	1,332
Debit card fee income	16,373	—	—	16,373
Bank owned life insurance income (2)	3,452	—	167	3,619
ATM fees	1,341	—	—	1,341
Gain on sale of OREO, net	843	—	371	1,214
Net gain on the sale of investment securities (2)	3,286	—	—	3,286
Gain (loss) on equity securities, net (2)	113	—	(862)	(749)
Other components of net periodic pension benefit income (2)	5,820	71	73	5,964
Miscellaneous (3)	5,649	79	98	5,826
Total other income	$89,920	$154	$(66)	$90,008

(1) Of the $25.6 million of aggregate revenue included within "Other service income", approximately $3.7 million is within the scope of ASC 606, with the remaining $21.9 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.8 million, all of which are within scope of ASC 606.

	Nine Months Ended September 30, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$6,757	$—	$—	$6,757
Employee benefit and retirement-related accounts	5,185	—	—	5,185
Investment management and investment advisory agency accounts	7,421	—	—	7,421
Other	1,137	—	—	1,137
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	5,241	—	—	5,241
Demand deposit account (DDA) charges	2,336	—	—	2,336
Other	501	—	—	501
Other service income (1)
Credit card	1,785	5	—	1,790
HELOC	282	—	4	286
Installment	203	—	(83)	120
Real estate	7,890	—	(10)	7,880
Commercial	901	—	141	1,042
Debit card fee income	14,909	—	—	14,909
Bank owned life insurance income (2)	3,116	—	283	3,399
ATM fees	1,382	—	—	1,382
Loss on sale of OREO, net	(84)	—	(140)	(224)
Net loss on the sale of investment securities (2)	(421)	—	—	(421)
Gain on equity securities, net (2)	972	—	4,337	5,309
Other components of net periodic pension benefit income (2)	3,440	40	69	3,549
Miscellaneous (3)	5,271	97	2	5,370
Total other income	$68,224	$142	$4,603	$72,969

(1) Of the $11.1 million of aggregate revenue included within "Other service income", approximately $4.0 million is within the scope of ASC 606, with the remaining $7.1 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.4 million, all of which are within scope of ASC 606.

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

Other service income: Other service income includes income from (1) the sale and servicing of loans sold to the secondary market, (2) incentive income from third-party credit card issuers, and (3) loan customers for various loan-related activities and services. Income related to the sale and servicing of loans sold to the secondary market is included within Other service income, but is not within the scope of ASC 606.

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

Note 23 - Subordinated Debt

On August 20, 2020, Park completed the issuance and sale of $175.0 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030. The Subordinated Debt initially bears a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate shall be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the holders of the Company’s senior indebtedness and of the Board of Governors of the Federal Reserve System to the extent the approval of the Federal Reserve is then required under the capital adequacy rules of the Federal Reserve, at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The issuance costs of the Subordinated Debt totaled $2.4 million, which is being amortized through the Subordinated Debt call date. The Subordinated Debt, net of unamortized issuance costs, totaled $172.7 million at September 30, 2020, and qualifies as Tier 2 capital for Park under the guidelines by the Federal Reserve Bank.

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

Risks and uncertainties that could cause actual results to differ materially include, without limitation:

•the ever-changing effects of the novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 - - on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic, and the implementation of fiscal stimulus packages;
•the impact of future governmental and regulatory actions upon our participation in and execution of government programs related to the COVID-19 pandemic;
•Park's ability to execute our business plan successfully and within the expected timeframe as well as our ability to manage strategic initiatives in light of the impact of the COVID-19 pandemic and the various responses to the COVID-19 pandemic;
•general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a weaker recovery than anticipated, in addition to the continuing impact of the COVID-19 pandemic on our customers’ operations and financial condition, either of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;

•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the effect of monetary and other fiscal policies (including the impact of money supply and interest rate policies of the Federal Reserve Board) as well as disruption in the liquidity and functioning of U.S. financial markets, as a result of the COVID-19 pandemic and government policies implemented in response thereto, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, deposits and other financial instruments, in addition to the loan demand and the performance of our loan portfolio, and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins;
•changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions (including as a result of the COVID-19 pandemic and reactions thereto), legislative and regulatory initiatives (including those undertaken in response to the COVID-19 pandemic), or other factors may be different than anticipated;
•changes in unemployment levels in the states in which Park and our subsidiaries do business may be different than anticipated due to the continuing impact of the COVID-19 pandemic;
•changes in customers', suppliers', and other counterparties' performance and creditworthiness may be different than anticipated due to the continuing impact of the COVID-19 pandemic;
•the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational (including those which may result from more of our associates working remotely), asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business;
•competitive pressures among financial services organizations could increase significantly, including product and pricing pressures (which could in turn impact our credit spreads), changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and our ability to attract, develop and retain qualified banking professionals;
•uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the provisions of the CARES Act, the provisions of the Dodd-Frank Act, and the Basel III regulatory capital reforms;
•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the extent to which the new current expected credit loss ("CECL") accounting standard issued by the FASB in June 2016 and in accordance with the CARES Act, the adoption of which can be deferred by Park (with retrospective application as of January 1, 2020) until the earlier of: (1) the date on which the national emergency concerning the COVID-19 outbreak terminates; or (2) December 31, 2020, may adversely affect Park's reported financial condition or results of operations;
•Park's assumptions and estimates used in applying critical accounting policies and modeling, including under the CECL model, when adopted by Park, which may prove unreliable, inaccurate or not predictive of actual results;
•significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio;
•the impact of Park's ability to anticipate and respond to technological changes on Park's ability to respond to customer needs and meet competitive demands;
•operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent;
•the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks;
•a failure in or breach of Park's operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber attacks;
•the existence or exacerbation of general geopolitical instability and uncertainty as well as the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations and changes in the relationship of the U.S. and its global trading partners);
•the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the growth rates and financial stability of certain sovereign governments, supranationals and financial institutions in Europe and Asia and the risk they may face difficulties servicing their sovereign debt;
•the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union;
•our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries;
•continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends;
•the impact on Park's business, personnel, facilities or systems of losses related to acts of fraud, scams and schemes of third parties;
•the impact of widespread natural and other disasters, pandemics (including the COVID-19 pandemic), dislocations, regional or national protests and civil unrest, terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically;
•any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially affect our business, including our customers' willingness to conduct banking transactions and their ability to pay on existing obligations;
•the effect of healthcare laws in the U.S. and potential changes for such laws, especially in light of the COVID-19 pandemic, which may increase our healthcare and other costs and negatively impact our operations and financial results;
•risk and uncertainties associated with Park's entry into new geographic markets with our recent acquisitions, including expected revenue synergies and cost savings from recent acquisitions not being fully realized or realized within the expected time frame;
•the discontinuation of the LIBOR and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
•and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in "Item 1A. Risk Factors" of Part II of this Quarterly Report on Form 10-Q.

Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Non-GAAP Financial Measures

Item 2 of Part I of of this Quarterly Report on Form 10-Q contains non-U.S. GAAP financial measures where management believes it to be helpful in understanding Park’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found herein.

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

Paycheck Protection Program ("PPP") Loans
Park originated $543.1 million in loans as part of the PPP. These loans are not typical of Park's loan portfolio in that they are part of a specific government program to support businesses during the COVID-19 pandemic and are 100% guaranteed by the Small Business Administration ("SBA"). As such, management considers growth in the loan portfolio excluding PPP loans, the total allowance for loan losses on originated loans to total originated loans ratio (excluding PPP loans), and general reserve as a % of total originated loans (excluding acquisitions) less impaired commercial loans (excluding PPP loans) in addition to the related U.S. GAAP metrics which are not adjusted for PPP loans.

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

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of September 30, 2020, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2020, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During each of the second and third quarters of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analysis performed during each of the second and third quarters of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors to evaluate goodwill impairment. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019

Summary Discussion of Results

Net income for the three months ended September 30, 2020 was $30.8 million, compared to $31.1 million for the third quarter of 2019. Diluted earnings per common share were $1.88 for the third quarter of 2020, compared to $1.89 for the third quarter of 2019. Weighted average diluted common shares outstanding were 16,393,792 for the third quarter of 2020, compared to 16,475,741 weighted average diluted common shares outstanding for the third quarter of 2019.

Net income for the nine months ended September 30, 2020 was $82.7 million, compared to $78.8 million for the first nine months of 2019. Diluted earnings per common share were $5.04 for the first nine months of 2020, compared to $4.84 for the first nine months of 2019. Weighted average diluted common shares outstanding were 16,398,350 for the first nine months of 2020, compared to 16,287,695 for the first nine months of 2019.

COVID-19 Considerations

Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the CARES Act Paycheck Protection Program ("PPP") and various other case by case accommodations. Park has implemented various physical distancing guidelines to help protect associates, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, and ATMs, by keeping drive-thru lanes open to serve customers, maintaining selective branch office openings, and offering other banking services by appointment when necessary.

During the first nine months of 2020, Park provided calamity pay and special one-time bonuses to certain associates. The cost of the calamity pay and special bonuses amounted to $0.8 million and $2.9 million for the three-month and nine-month periods ended September 30, 2020, respectively, and is included within salaries expense.

Paycheck Protection Program: Through September 30, 2020, Park had approved and funded 4,439 loans totaling $543.1 million under the PPP. These PPP loans had an average principal balance of $122,000. Of the $543.1 million in PPP loans, 21 loans totaling $68.2 million had a principal balance that was greater than $2 million. For its assistance in making and retaining these loans, Park has received an aggregate of $20.2 million in fees from the SBA, of which $6.6 million were recognized during the nine months ended September 30, 2020. Park funded the PPP loans with excess on-balance sheet liquidity.

As of November 3, 2020, Park has submitted approximately 1,072 repayment requests on behalf of borrowers under the PPP to the SBA and has received $51.1 million in payments from the SBA.

Loan Modifications: During the nine months ended September 30, 2020, Park had modified 4,810 consumer loans, with an aggregate balance of $111 million, and modified 1,386 commercial loans, with an aggregate balance of $584 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park is working with borrowers and providing modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park is making available a second 90 day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications are structured in a manner to best address each individual customer's current situation. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period.

Detail of COVID-19 modifications on Park's loan portfolios during the nine months ended September 30, 2020 follows:

(Dollars in thousands)	September 30, 2020 Total Balance	September 30, 2020 Balance Modified	Percent Modified
Commercial	$4,197,427	$583,701	13.9%
Home equity	194,445	3,594	1.8%
Installment	1,633,730	47,760	2.9%
Real estate	1,232,196	57,388	4.7%
Guardian Financial Services Company ("GFSC")	14,843	2,267	15.3%
Other	5,905	—	—%
Total loans	$7,278,546	$694,710	9.5%

Of the $694.7 million of COVID-19 modifications during the nine months ended September 30, 2020, $3.9 million were currently greater than 30 days past due in accordance with the modified terms.

Detail of COVID-19 modifications on selected commercial loan portfolios during the nine months ended September 30, 2020 follows:

(Dollars in thousands)	September 30, 2020 Total Balance	September 30, 2020 Balance Modified	Percent Modified
Non-bank consumer finance companies	$266,187	$—	—%
Hotels and accommodations	211,888	160,677	75.8%
Restaurants and food service	48,347	11,028	22.8%
Arts and recreation	46,648	16,963	36.4%
Healthcare and social assistance	250,402	37,282	14.9%
Strip shopping centers	236,575	71,613	30.3%
Other real estate rental and leasing	1,139,821	163,711	14.4%
PPP loans	542,761	—	—%
Other commercial loans	1,454,798	122,427	8.4%
Total commercial loans	$4,197,427	$583,701	13.9%

Many of the initial interest only deferrals or principal and interest deferrals were for an initial period of three months. Park has received requests for additional deferrals. Loans which have had multiple COVID-19 modifications through September 30, 2020 are detailed below along with the weighted average risk grade for commercial loans.

(Dollars in thousands)	September 30, 2020 Balance - Multiple Modifications	Weighted Average Risk Grade
Hotels and accommodations	$62,676	4.97
Restaurants and food service	1,140	4.20
Arts and recreation	4,085	4.29
Strip shopping centers	1,889	4.00
Other real estate rental and leasing	6,990	5.19
Other commercial loans	18,638	5.03
Total commercial loans	$95,418	4.94
Home equity	$298	N.A.
Installment	5,746	N.A.
Real estate	14,281	N.A.
GFSC	1,062	N.A.
Other	—	N.A.
Total loans	$116,805	N.A.

Commercial loans are graded from 1 to 8. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard) are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Commercial loans that are graded a 7 (doubtful) have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Any commercial loan graded an 8 (loss) is completely charged-off.

Park considers a loan out of deferral when the first regular payment is due and that payment is subsequently made. The table below details the status of loans with COVID-19 deferrals at September 30, 2020.

(Dollars in thousands)	September 30, 2020 Balance - Out of Deferral	September 30, 2020 Balance - In Deferral	Percent in Deferral as a Percent of Total Deferred	Percent in Deferral as a Percent of Total Loans
Hotels and accommodations	$109,648	$51,029	31.8%	24.1%
Restaurants and food service	10,041	987	8.9%	2.0%
Arts and recreation	12,844	4,119	24.3%	8.8%
Healthcare and social assistance	37,104	178	0.5%	0.1%
Strip shopping centers	69,724	1,889	2.6%	0.8%
Other real estate rental and leasing	156,143	7,568	4.6%	0.7%
Other commercial loans	102,082	20,345	16.6%	1.4%
Total commercial loans	$497,586	$86,115	14.8%	2.1%
Home equity	$3,287	$307	8.5%	0.2%
Installment	44,636	3,124	6.5%	0.2%
Real estate	48,788	8,600	15.0%	0.7%
GFSC	2,121	146	6.4%	1.0%
Total loans	$596,418	$98,292	14.1%	1.4%

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2020, for the first nine months of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018. Park's segments include PNB, GFSC and "All Other" which primarily consists of Park as the "Parent Company" and SEPH. SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

Net income (loss) by segment
(In thousands)	Q3 2020	Q2 2020	Q1 2020	Nine months YTD 2020	Nine months YTD 2019	2019	2018
PNB	$32,888	$30,750	$25,908	$89,546	$87,022	$113,600	$109,472
GFSC	332	323	112	767	653	762	521
All Other	(2,374)	(1,568)	(3,648)	(7,590)	(8,911)	(11,662)	394
Total Park	$30,846	$29,505	$22,372	$82,723	$78,764	$102,700	$110,387

Net income for the nine months ended September 30, 2020 of $82.7 million represented a $4.0 million, or 5.0%, increase compared to $78.8 million for the nine months ended September 30, 2019. Net income for each of the three and nine months ended September 30, 2020 and the three and nine months September 30, 2019 included several items of income and expense that impact comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this management's discussion and analysis.

The following discussion provides additional information regarding the two segments that make up Park's ongoing operations, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2020, for the first nine months of each 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q3 2020	Q2 2020	Q1 2020	Nine months YTD 2020	Nine months YTD 2019	2019	2018
Net interest income	$83,795	$79,891	$75,214	$238,900	$217,355	$293,130	$258,547
Provision for loan losses	13,839	12,883	5,534	32,256	6,563	8,356	7,569
Other income	35,430	31,009	23,481	89,920	68,224	92,392	88,981
Other expense	65,590	60,703	61,368	187,661	172,931	237,433	206,843
Income before income taxes	$39,796	$37,314	$31,793	$108,903	$106,085	$139,733	$133,116
Income tax expense	6,908	6,564	5,885	19,357	19,063	26,133	23,644
Net income	$32,888	$30,750	$25,908	$89,546	$87,022	$113,600	$109,472

Net interest income of $238.9 million for the nine months ended September 30, 2020 represented a $21.5 million, or 9.9%, increase compared to $217.4 million for the nine months ended September 30, 2019. The increase was a result of a $23.9 million decrease in interest expense, partially offset by a $2.4 million decrease in interest income.

The $2.4 million decrease in interest income was primarily due to a $7.6 million decrease in investment income, partially offset by a $5.2 million increase in interest income on loans.The decrease in investment income was partially the result of a $190.2 million decrease in average investments from $1.38 billion for the nine months ended September 30, 2019 to $1.19 billion for the nine months ended September 30, 2020. The decrease in investment income was also the result of a decrease in the yield on investments, which decreased 16 basis points to 2.62% for the nine months ended September 30, 2020, compared to 2.78% for the nine months ended September 30, 2019. The increase in interest income on loans was partially the result of a $774.0 million increase in average loans from $6.11 billion for the nine months ended September 30, 2019, to $6.89 billion for the nine months ended September 30, 2020. The increase in average loans was partially offset by the decrease in the yield on loans, which decreased 49 basis points to 4.66% for the nine months ended September 30, 2020, compared to 5.15% for the nine months ended September 30, 2019. Interest income was impacted by the acquisition of CAB Financial Corporation, the parent of Carolina Alliance on April 1, 2019. The Carolina Alliance Bank Division contributed an aggregate of $22.7 million to interest income at PNB during the nine months ended September 30, 2020, compared to $16.9 million for the nine months ended September 30, 2019.

The $23.9 million decrease in interest expense was primarily due to an $19.4 million decrease in interest expense on deposits as well as a $4.5 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was the result of a decrease in the cost of deposits of 56 basis points from 1.03% for the nine months ended September 30, 2019 to 0.47% for the nine months ended September 30, 2020. This was partially offset by a $383.5 million increase in average interest-bearing deposits from $4.96 billion for the nine months ended September 30, 2019, to $5.35 billion for the nine months ended September 30, 2020. Interest expense was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $2.6 million to interest expense at PNB during both the nine months ended September 30, 2020 and 2019. The decrease in interest expense on borrowings was partially the result of a $180.1 million decrease in average borrowings from $580.3 million for the nine months ended September 30, 2019, to $400.1 million for the nine months ended September 30, 2020. The cost of borrowings also decreased by 57 basis points, from 2.10% for the nine months ended September 30, 2019 to 1.53% for the nine months ended September 30, 2020.

The provision for loan losses of $32.3 million for the nine months ended September 30, 2020 represented an increase of $25.7 million, compared to $6.6 million for the nine months ended September 30, 2019. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.

Other income of $89.9 million for the nine months ended September 30, 2020 represented an increase of $21.7 million, or 31.8%, compared to $68.2 million for the nine months ended September 30, 2019. The $21.7 million increase was primarily related to a $14.4 million increase in other service income, which was primarily due to an increase in fee income from mortgage loan originations and investor rate locks; a $3.7 million increase in gain on sale of debt securities; a $2.4 million increase in other components of net periodic benefit income; a $1.5 million increase in debit card fee income; a $927,000 increase in gain (loss) on sale of OREO, net; a $741,000 increase in income from fiduciary activities; and a $376,000 increase in miscellaneous income, primarily related to an increase in operating lease income. These increases were partially offset by a $1.8 million decrease in service charges on deposits and a $728,000 decrease in gains (losses) from capital investments. Other income was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $6.2 million to other income at PNB during the nine months ended September 30, 2020 and $2.5 million during the nine months ended September 30, 2019.

A summary of mortgage originations for the nine months ended September 30, 2020 and 2019 follows. Of total mortgage originations shown below for 2020, refinances comprised 48.1% in the first quarter of 2020, 67.8% in the second quarter of 2020, 68.5% in the third quarter of 2020 and 64.6% for the nine months ended September 30, 2020. Of total mortgage originations shown below for 2019, refinances comprised 32.5% in the first quarter of 2019, 29.7% in the second quarter of 2019, 41.3% in the third quarter of 2019 and 35.2% for the nine months ended September 30, 2019.

(In thousands)	Q1 2020	Q2 2020	Q3 2020	Nine months YTD 2020
Mortgage Origination Volume
Sold	$85,030	$248,339	$355,755	$689,124
Portfolio	56,018	64,351	61,227	$181,596
Construction	33,109	33,754	40,560	$107,423
Service released	3,794	2,362	2,275	$8,431
Total mortgage originations	$177,951	$348,806	$459,817	$986,574

	Q1 2019	Q2 2019	Q3 2019	Nine months YTD 2019
Mortgage Origination Volume
Sold	$30,011	$54,802	$83,867	$168,680
Portfolio	31,492	59,613	69,351	160,456
Construction	20,481	22,245	21,280	64,006
Service released	4,407	22,818	28,408	55,633
Total mortgage originations	$86,391	$159,478	$202,906	$448,775

The table below reflects PNB's other expense for the nine months ended September 30, 2020 and 2019.

(In thousands)	Nine months YTD 2020	Nine months YTD 2019	change	% change
Other expense:
Salaries	$86,736	$80,447	$6,289	7.8%
Employee benefits	29,113	27,258	1,855	6.8%
Occupancy expense	10,395	9,264	1,131	12.2%
Furniture and equipment expense	13,834	12,686	1,148	9.0%
Data processing fees	8,338	7,868	470	6.0%
Professional fees and services	16,961	15,160	1,801	11.9%
Marketing	4,073	4,246	(173)	(4.1)%
Insurance	4,090	2,343	1,747	74.6%
Communication	2,894	3,953	(1,059)	(26.8)%
State tax expense	2,792	2,213	579	26.2%
Amortization of intangible assets	1,738	1,732	6	0.3%
Miscellaneous	6,697	5,761	936	16.2%
Total other expense	$187,661	$172,931	$14,730	8.5%

Other expense of $187.7 million for the nine months ended September 30, 2020 represented an increase of $14.7 million, or 8.5%, compared to $172.9 million for the nine months ended September 30, 2019. The increase in salaries expense was primarily related to increases in base salary expense, additional compensation incentives, including COVID-19 special one-time bonuses, and officer incentive compensation expense. The increase in employee benefits expense was primarily related to increased pension plan expense, payroll tax expense and defined contribution plan expense, partially offset by a decrease in group insurance costs. The increase in occupancy expense was primarily the result of increased depreciation on premises and a write-down in the right-of-use lease asset related to branches that closed September 30, 2020. The increase in furniture and equipment expense was primarily related to increased expenses related to repairs and maintenance on equipment, which also included software maintenance and costs, as well as increased depreciation on furniture and equipment. The increase in data processing fees was related to increased mortgage processing costs, debit card processing costs and other data processing costs. Excluding the impact of the Carolina Alliance Bank Division, data processing fees increased $1.0 million, or 14.3%. The increase in professional fees and services was primarily related to increased title, appraisal and credit costs, increases in management and consulting fees, as well as increased insured cash sweep (ICS) fees, partially offset by a $312,000 decrease in temporary wage expense. The increase in insurance expense was primarily due to a $1.1 million assessment credit which had been utilized for the FDIC expense for the nine months ended September 30, 2019 (and not repeated in 2020), as well as an increase in the assessment base for the nine months ended September 30, 2020, compared to the same period of 2019. The decrease in communications expense was primarily related to a change in statement mailing and production costs, which resulted in lower direct postage expense, but an increase in supply expense which is included in miscellaneous expense. The additional increase in miscellaneous expense was primarily related to a $1.8 million prepayment penalty on FHLB borrowings of $50 million repaid during the nine months ended September 30, 2020, partially offset by a decrease in training and travel related expenses as well as decreased non loan related losses.

Other expense was impacted by the acquisition of Carolina Alliance. Of the $187.7 million of total other expense for the nine months ended September 30, 2020, the Carolina Alliance Bank Division's total other expense was $14.4 million. Of the $172.9 million of total other expense for the nine months ended September 30, 2019, the Carolina Alliance Bank Division's total other expense was $11.4 million.

The table below reflects PNB's other expense less the impact of Carolina Alliance Bank Division for the nine months ended September 30, 2020 and 2019. This table is provided to provide insight into changes in Park's expenses excluding the impact of this acquisition.

(In thousands)	Nine months YTD 2020	Nine months YTD 2019	change	% change
Other expense:
Salaries	$80,171	$75,368	$4,803	6.4%
Employee benefits	27,134	26,212	922	3.5%
Occupancy expense	9,218	8,434	784	9.3%
Furniture and equipment expense	13,230	12,239	991	8.1%
Data processing fees	8,054	7,047	1,007	14.3%
Professional fees and services	16,243	14,518	1,725	11.9%
Marketing	3,938	4,011	(73)	(1.8)%
Insurance	3,632	2,162	1,470	68.0%
Communication	2,791	3,845	(1,054)	(27.4)%
State tax expense	2,789	2,213	576	26.0%
Amortization of intangible assets	903	906	(3)	(0.3)%
Miscellaneous	5,186	4,568	618	13.5%
Total other expense	$173,289	$161,523	$11,766	7.3%

The table below provides certain balance sheet information and financial ratios for PNB as of or for the nine months ended September 30, 2020 and 2019 and as of or for the twelve months ended December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019	% change from 12/31/19	% change from 09/30/19
Loans	$7,263,380	$6,481,644	$6,382,673	12.06%	13.80%
Allowance for loan losses	85,249	54,692	53,865	55.87%	58.26%
Net loans	7,178,131	6,426,952	6,328,808	11.69%	13.42%
Investment securities	1,088,149	1,271,817	1,321,018	(14.44)%	(17.63)%
Total assets	9,195,911	8,521,537	8,673,919	7.91%	6.02%
Total deposits	7,725,562	7,125,111	7,234,450	8.43%	6.79%
Average assets (1)	9,171,998	8,425,536	8,353,174	8.86%	9.80%
Efficiency ratio (2)	56.70%	61.12%	60.09%	(7.23)%	(5.64)%
Return on average assets (3)	1.30%	1.35%	1.39%	(3.70)%	(6.47)%

(1) Average assets for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019.
(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.2 million for both the nine months ended September 30, 2020 and 2019, and $3.0 million for the year ended December 31, 2019.
(3) Annualized for the nine months ended September 30, 2020 and 2019.

Loans outstanding at September 30, 2020 were $7.26 billion, compared to $6.48 billion at December 31, 2019, an increase of $781.7 million, or 12.1%. Loans outstanding at September 30, 2020 were $7.26 billion, compared to $6.38 billion at September 30, 2019, an increase of $880.7 million, or 13.8%. Excluding $542.8 million of PPP loans, loans outstanding were $6.72 billion at September 30, 2020, compared to $6.48 billion at December 31, 2019, an increase of $239.0 million, or 3.7%, and reflected an increase of $337.9 million, or 5.3%, compared to $6.38 billion at September 30, 2019. The table below breaks out the change in loans outstanding, by loan type.

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019	change from 12/31/19	% change from 12/31/19	change from 9/30/19	% change from 9/30/19
Home equity	$194,445	$224,857	$231,112	$(30,412)	(13.5)%	$(36,667)	(15.9)%
Installment	1,633,730	1,431,197	1,411,475	202,533	14.2%	222,255	15.7%
Real estate	1,232,196	1,275,154	1,269,594	(42,958)	(3.4)%	(37,398)	(2.9)%
Commercial (excluding PPP)	3,654,342	3,545,467	3,466,201	108,875	3.1%	188,141	5.4%
PPP loans	542,761	—	—	542,761	N.M.	542,761	N.M.
Other	5,906	4,969	4,291	937	18.9%	1,615	37.6%
Total loans	$7,263,380	$6,481,644	$6,382,673	$781,736	12.1%	$880,707	13.8%

PNB's allowance for loan losses increased by $30.6 million, or 55.9%, to $85.2 million at September 30, 2020, compared to $54.7 million at December 31, 2019. Net charge-offs were $1.7 million, or 0.03% of total average loans (annualized), for the nine months ended September 30, 2020 and were $2.7 million, or 0.04% of total average loans, for the twelve months ended December 31, 2019. Refer to the “Credit Metrics and Provision for Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at September 30, 2020 were $7.73 billion, compared to $7.13 billion at December 31, 2019, an increase of $600.5 million, or 8.4%. Total deposits at September 30, 2020 were $7.73 billion, compared to $7.23 billion at September 30, 2019, an increase of $491.1 million, or 6.8%. During the three months ended September 30, 2020, Park made the decision to participate in a one-way sell (OWS) program in order to manage the balance sheet. At September 30, 2020, PNB had $773.3 million in OWS insured cash sweep deposits which were off-balance sheet. Total deposits would have increased 19.3% compared to December 31, 2019 and 17.5% compared to September 30, 2019, had the $773.3 million remained on the balance sheet. The table below breaks out the change in deposit balances, by deposit type.

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019	change from 12/31/19	% change from 12/31/19	change from 9/30/19	% change from 9/30/19
Non-interest bearing deposits	$2,831,767	$2,036,359	$2,011,587	$795,408	39.1%	$820,180	40.8%
Transaction accounts	1,365,783	1,628,741	1,736,605	(262,958)	(16.1)%	(370,822)	(21.4)%
Savings and clubs	2,596,811	2,320,880	2,358,893	275,931	11.9%	237,918	10.1%
Certificates of deposits	931,201	1,139,131	1,127,365	(207,930)	(18.3)%	(196,164)	(17.4)%
Total deposits	$7,725,562	$7,125,111	$7,234,450	$600,451	8.4%	$491,112	6.8%

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first, second and third quarters of 2020, for the first nine months of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018. During the first quarter of 2020, Park made the decision to no longer seek new loans through the GFSC subsidiary.

(In thousands)	Q3 2020	Q2 2020	Q1 2020	Nine months YTD 2020	Nine months YTD 2019	2019	2018
Net interest income	$893	$1,025	$1,152	$3,070	$3,786	$5,013	$5,048
Provision for loan losses	34	27	277	338	458	754	1,328
Other income	60	62	32	154	142	170	187
Other expense	499	651	765	1,915	2,638	3,478	3,245
Income before income taxes	$420	$409	$142	$971	$832	$951	$662
Income tax expense	88	86	30	204	179	189	141
Net income	$332	$323	$112	$767	$653	$762	$521

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the nine months ended September 30, 2020 and 2019 and as of or for the twelve months ended December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019	% change from 12/31/19	% change from 09/30/19
Loans	$16,589	$28,143	$27,964	(41.05)%	(40.68)%
Allowance for loan losses	1,789	1,987	1,988	(9.96)%	(10.01)%
Net loans	14,800	26,156	25,976	(43.42)%	(43.02)%
Total assets	16,045	27,593	27,481	(41.85)%	(41.61)%
Average assets (1)	23,011	29,119	29,713	(20.98)%	(22.56)%
Return on average assets (2)	4.45%	2.62%	2.94%	69.85%	51.36%

(1) Average assets for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019.
(2) Annualized for the nine months ended September 30, 2020 and 2019.

All Other

The table below reflects All Other net (loss) income for the first, second and third quarters of 2020, for the first nine months of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q3 2020	Q2 2020	Q1 2020	Nine month YTD 2020	Nine months YTD 2019	2019	2018
Net interest (expense) income	$(848)	$270	$(83)	$(661)	$(413)	$(406)	$3,303
Recovery of loan losses	(37)	(686)	(658)	(1,381)	(637)	(2,939)	(952)
Other income (loss)	1,068	(107)	(1,027)	(66)	4,603	4,631	11,933
Other expense	3,770	3,445	4,143	11,358	17,188	23,077	18,667
Net loss before income tax benefit	$(3,513)	$(2,596)	$(4,595)	$(10,704)	$(12,361)	$(15,913)	$(2,479)
Income tax benefit	(1,139)	(1,028)	(947)	(3,114)	(3,450)	(4,251)	(2,873)
Net (loss) income	$(2,374)	$(1,568)	$(3,648)	$(7,590)	$(8,911)	$(11,662)	$394
The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships. The net interest (expense) income for All Other included for the three and nine months ended September 30, 2020 interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued in August 2020.

Net interest (expense) income reflected net interest expense of $661,000 for the nine months ended September 30, 2020, compared to net interest expense of $413,000 for the nine months ended September 30, 2019. The change was largely the result of an increase in borrowing interest expense, partially offset by an increase in loan interest income related to payment collections at SEPH.

SEPH had net recoveries of $1.4 million for the nine months ended September 30, 2020, compared to net recoveries of $637,000 for the nine months ended September 30, 2019.

All Other had an other loss of $66,000 for the nine months ended September 30, 2020, compared to other income of $4.6 million for the nine months ended September 30, 2019. The change was largely due to a $4.4 million decrease in income related to partnership investments, which went from a $4.2 million gain for the nine months ended September 30, 2019 to a $203,000 loss for the nine months ended September 30, 2020, and a $818,000 decrease in gain (loss) on equity securities, net, which went from a $159,000 gain for the nine months ended September 30, 2019 to a $659,000 loss for the nine months ended September 30, 2020.

All Other had other expense of $11.4 million for the nine months ended September 30, 2020, compared to $17.2 million for the nine months ended September 30, 2019. The decrease was largely due to a $6.4 million decrease in merger related expenses related to the NewDominion and Carolina Alliance acquisitions.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2020, for the first nine months of each of 2020 and 2019 and for the years ended December 31, 2019 and 2018.

(In thousands)	Q3 2020	Q2 2020	Q1 2020	Nine months YTD 2020	Nine months YTD 2019	2019	2018
Net interest income	$83,840	$81,186	$76,283	$241,309	$220,728	$297,737	$266,898
Provision for loan losses	13,836	12,224	5,153	31,213	6,384	6,171	7,945
Other income	36,558	30,964	22,486	90,008	72,969	97,193	101,101
Other expense	69,859	64,799	66,276	200,934	192,757	263,988	228,755
Income before income taxes	$36,703	$35,127	$27,340	$99,170	$94,556	$124,771	$131,299
Income tax expense	5,857	5,622	4,968	16,447	15,792	22,071	20,912
Net income	$30,846	$29,505	$22,372	$82,723	$78,764	$102,700	$110,387

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2020 and 2019

Net interest income increased by $6.7 million, or 8.7%, to $83.8 million for the third quarter of 2020, compared to $77.1 million for the third quarter of 2019. See the discussion under the table below.

	Three months ended September 30, 2020			Three months ended September 30, 2019
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,247,021	$82,780	4.54%	$6,371,323	$84,365	5.25%
Taxable investments	976,389	4,841	1.97%	1,027,115	6,326	2.44%
Tax-exempt investments (2)	280,085	2,588	3.68%	306,867	2,817	3.64%
Money market instruments	223,563	63	0.11%	298,441	1,825	2.43%
Interest earning assets	$8,727,058	$90,272	4.12%	$8,003,746	$95,333	4.73%

Interest bearing deposits	$5,309,718	3,465	0.26%	$5,287,851	14,343	1.08%
Short-term borrowings	320,871	217	0.27%	180,470	478	1.05%
Long-term debt	231,581	2,044	3.51%	373,125	2,667	2.84%
Interest bearing liabilities	$5,862,170	$5,726	0.39%	$5,841,446	$17,488	1.19%
Excess interest earning assets	$2,864,888			$2,162,300
Tax equivalent net interest income		$84,546			$77,845
Net interest spread			3.73%			3.54%
Net interest margin			3.85%			3.86%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $163,000 for the three months ended September 30, 2020 and $152,000 for the same period of 2019.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $543,000 for the three months ended September 30, 2020 and $592,000 for the same period of 2019.

Average interest earning assets for the third quarter of 2020 increased by $723 million, or 9.0%, to $8,727 million, compared to $8,004 million for the third quarter of 2019. The average yield on interest earning assets decreased by 61 basis points to 4.12% for the third quarter of 2020, compared to 4.73% for the third quarter of 2019.

Interest income for the three months ended September 30, 2020 and 2019 included purchase accounting accretion of $1.0 million and $1.8 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the yield on loans was 4.48% and 5.13% for the three months ended September 30, 2020 and 2019, respectively, and the yield on earning assets was 4.06% and 4.63% for the three months ended September 30, 2020 and 2019, respectively.

Average interest bearing liabilities for the third quarter of 2020 increased by $21 million, or 0.4%, to $5,862 million, compared to $5,841 million for the third quarter of 2019. The average cost of interest bearing liabilities decreased by 80 basis points to 0.39% for the third quarter of 2020, compared to 1.19% for the third quarter of 2019. During the three months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage the balance sheet. At September 30, 2020, Park had $773.3 million in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.35% for the third quarter of 2020.

Interest expense for the three months ended September 30, 2020 and 2019 included a benefit from purchase accounting accretion of $42,000 and $182,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.39% for the three months ended September 30, 2020 and was 1.20% for the three months ended September 30, 2019.
Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.80% and 3.75% for the three months ended September 30, 2020 and 2019, respectively.

Yield on Loans: Average loan balances increased $876 million, or 13.7%, to $7,247 million for the third quarter of 2020, compared to $6,371 million for the third quarter of 2019. The average yield on the loan portfolio decreased by 71 basis points to 4.54% for the third quarter of 2020, compared to 5.25% for the third quarter of 2019. Average loans for the third quarter of 2020 included $542.8 million of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2020 and 2019.

	Three months ended September 30, 2020		Three months ended September 30, 2019
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$199,299	3.78%	$234,887	5.79%
Installment loans	1,599,373	5.13%	1,407,812	5.34%
Real estate loans	1,284,116	4.02%	1,262,851	4.45%
Commercial loans (1)	4,160,079	4.51%	3,460,626	5.47%
Other	4,154	9.28%	5,147	10.83%
Total loans and leases before allowance	$7,247,021	4.54%	$6,371,323	5.25%

(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $163,000 for the three months ended September 30, 2020 and $152,000 for the same period of 2019.

Loan interest income for the three months ended September 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 3.61%, the yield on installment loans was unchanged at 5.13%, the yield on real estate loans was 4.00%, the yield on commercial loans was 4.42% and the yield on total loans and leases before allowance was 4.48% for the three months ended September 30, 2020, and the yield on home equity loans was 5.38%, the yield on installment loans was 5.33%, the yield on real estate loans was 4.39%, the yield on commercial loans was 5.29% and the yield on total loans and leases before allowance was 5.13% for the three months ended September 30, 2019.

Cost of Deposits: Average interest bearing deposit balances increased $22 million, or 0.4%, to $5,310 million for the third quarter of 2020, compared to $5,288 for the third quarter of 2019. The average cost of funds on deposit balances decreased by 82 basis points to 0.26% for the third quarter of 2020, compared to 1.08% for the third quarter of 2019.

The table below shows for the three months ended September 30, 2020 and 2019, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2020		Three months ended September 30, 2019
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,732,893	0.07%	$1,784,784	0.88%
Savings deposits and clubs	2,609,808	0.08%	2,354,172	0.96%
Time deposits	967,017	1.10%	1,148,895	1.62%
Total interest bearing deposits	$5,309,718	0.26%	$5,287,851	1.08%

Deposit interest expense for the three months ended September 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 1.11% and the cost of total interest bearing deposits was unchanged at 0.26% for the three months ended September 30, 2020, and the cost of funds for time deposits was 1.68% and the cost of total interest bearing deposits was 1.09% for the three months ended September 30, 2019.

Comparison for the First Nine Months of 2020 and 2019

Net interest income increased by $20.6 million, or 9.3%, to $241.3 million for the first nine months of 2020, compared to $220.7 million for the first nine months of 2019. See the discussion under the table below.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,904,900	$243,913	4.72%	$6,133,386	$239,122	5.21%
Taxable investments	905,665	15,398	2.27%	1,077,566	20,240	2.51%
Tax-exempt investments (2)	292,672	8,096	3.69%	311,213	8,545	3.67%
Money market instruments	286,909	667	0.31%	158,395	2,994	2.53%
Interest earning assets	$8,390,146	$268,074	4.27%	$7,680,560	$270,901	4.72%

Interest bearing deposits	$5,350,009	18,945	0.47%	$4,967,106	38,381	1.03%
Short-term borrowings	264,842	912	0.46%	218,939	1,977	1.21%
Long-term debt	190,285	4,754	3.34%	380,284	7,585	2.67%
Interest bearing liabilities	$5,805,136	$24,611	0.57%	$5,566,329	$47,943	1.15%
Excess interest earning assets	$2,585,010			$2,114,231
Tax equivalent net interest income		$243,463			$222,958
Net interest spread			3.70%			3.57%
Net interest margin			3.88%			3.88%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $454,000 for the nine months ended September 30, 2020 and $435,000 for the same period of 2019.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.7 million for the nine months ended September 30, 2020 and $1.8 million for the same period of 2019.

Average interest earning assets for the first nine months of 2020 increased by $709 million, or 9.2%, to $8,390 million, compared to $7,681 million for the first nine months of 2019. The average yield on interest earning assets decreased by 45 basis points to 4.27% for the first nine months of 2020, compared to 4.72% for the first nine months of 2019.

Interest income for the nine months ended September 30, 2020 and 2019 included purchase accounting accretion of $3.6 million and $3.4 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the yield on loans was 4.64% and 5.13% for the nine months ended September 30, 2020 and 2019, respectively, and the yield on earning assets was 4.21% and 4.65% for the nine months ended September 30, 2020 and 2019, respectively.

Average interest bearing liabilities for the first nine months of 2020 increased by $239 million, or 4.3%, to $5,805 million, compared to $5,566 million for the first nine months of 2019. The average cost of interest bearing liabilities decreased by 58 basis points to 0.57% for the first nine months of 2020, compared to 1.15% for the first nine months of 2019. During the three months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage the balance sheet. At September 30, 2020, Park had $773.3 million in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.55% for the first nine months of 2020.

Interest expense for the nine months ended September 30, 2020 and 2019 included a benefit from purchase accounting accretion of $194,000 and $456,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.57% for the nine months ended September 30, 2020 and was 1.16% for the nine months ended September 30, 2019.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the net interest margin was 3.81% for both the nine months ended September 30, 2020 and 2019.

Yield on Loans: Average loan balances increased $772 million, or 12.6%, to $6,905 million for the first nine months of 2020, compared to $6,133 million for the first nine months of 2019. The average yield on the loan portfolio decreased by 49 basis points to 4.72% for the first nine months of 2020, compared to 5.21% for the first nine months of 2019. Average loans for the first nine months of 2020 included an average of $312.2 million of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$211,421	4.11%	$230,570	5.75%
Installment loans	1,510,580	5.23%	1,354,589	5.33%
Real estate loans	1,284,858	4.14%	1,237,805	4.35%
Commercial loans (1)	3,893,807	4.74%	3,305,559	5.44%
Other	4,234	10.10%	4,863	11.45%
Total loans and leases before allowance	$6,904,900	4.72%	$6,133,386	5.21%

(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $454,000 for the nine months ended September 30, 2020 and $435,000 for the same period of 2019.

Loan interest income for the nine months ended September 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the yield on home equity loans was 3.93%, the yield on installment loans was unchanged at 5.23%, the yield on real estate loans was 4.10%, the yield on commercial loans was 4.63% and the yield on total loans and leases before allowance was 4.64% for the nine months ended September 30, 2020, and the yield on home equity loans was 5.53%, the yield on installment loans was 5.32%, the yield on real estate loans was 4.31%, the yield on commercial loans was 5.32% and the yield on total loans and leases before allowance was 5.13% for the nine months ended September 30, 2019.

Cost of Deposits: Average interest bearing deposit balances increased $383 million, or 7.7%, to $5,350 million for the first nine months of 2020, compared to $4,967 million for the first nine months of 2019. The average cost of funds on deposit balances decreased by 56 basis points to 0.47% for the first nine months of 2020, compared to 1.03% for the first nine months of 2019.

The table below shows for the nine months ended September 30, 2020 and 2019, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,780,253	0.26%	$1,626,095	0.81%
Savings deposits and clubs	2,538,193	0.27%	2,233,237	0.94%
Time deposits	1,031,563	1.33%	1,107,774	1.55%
Total interest bearing deposits	$5,350,009	0.47%	$4,967,106	1.03%

Deposit interest expense for the nine months ended September 30, 2020 and 2019 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 1.36% and the cost of total interest bearing deposits was 0.48% for the nine months ended September 30, 2020, and the cost of funds for time deposits was 1.60% and the cost of total interest bearing deposits was 1.05% for the nine months ended September 30, 2019.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2020 and for the years ended December 31, 2019, 2018 and 2017.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2017 - year	4.69%	2.47%	1.18%	4.08%
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - first nine months	4.72%	2.62%	0.31%	4.27%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2020, 2019 and 2018 and a 35% federal corporate income tax rate for 2017. The taxable equivalent adjustment was $454,000 for the nine months ended September 30, 2020, and $576,000, $528,000 and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2020, 2019 and 2018 and a 35% federal corporate income tax rate for 2017. The taxable equivalent adjustment was $1.7 million for the nine months ended September 30, 2020, and $2.4 million, $2.3 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(3) Interest income for the nine months ended September 30, 2020 and for the years ended December 31, 2019, 2018 and 2017 included $351,000, $256,000, $3.4 million and $2.3 million, respectively, related to payments received on former Vision Bank impaired loan relationships, some of which are participated with PNB, as well as $3.6 million, $5.2 million and $1.1 million of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018. Excluding these sources of income, the yield on loans was 4.64%, 5.09%, 4.89% and 4.66%, for the nine months ended September 30, 2020, and for the years ended December 31, 2019, 2018, and 2017, respectively, and the yield on earning assets was 4.20%, 4.62%, 4.40% and 4.05%, for the nine months ended September 30, 2020 and for the years ended December 31, 2019, 2018 and 2017, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2020 and for the years ended December 31, 2019, 2018 and 2017.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2017 - year	0.44%	0.43%	2.86%	0.80%
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - first nine months	0.47%	0.46%	3.34%	0.57%
(1) Interest expense for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018 included $194,000, $593,000 and $287,000 of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for all of these periods) and Carolina Alliance (for the nine months ended September 30, 2020 and the year ended December 31, 2019). Excluding this income, for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, the cost of funds on interest bearing deposits was 0.48%, 1.02% and 0.73%, respectively, and the cost of interest bearing liabilities was 0.57%, 1.13% and 0.86%, respectively.

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

The table below provides additional information on the provision for loan losses for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses:
Beginning balance	$73,476	$54,003	$56,679	$51,512
Charge-offs	1,529	2,479	6,344	8,394
Recoveries	1,255	2,362	5,490	6,351
Net charge-offs	274	117	854	2,043
Provision for loan losses	13,836	1,967	31,213	6,384
Ending balance	$87,038	55,853	$87,038	55,853

Net charge-offs as a % of average loans (annualized)	0.02%	0.01%	0.02%	0.04%

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

The following table provides additional information related to the allowance for loan losses for Park including information related to specific reserves and general reserves, at September 30, 2020, December 31, 2019 and September 30, 2019.

Park - Allowance for Loan Losses
(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Total allowance for loan losses	$87,038	$56,679	$55,853
Allowance on PCI loans	103	268	—
Allowance on other purchased loans	371	—	—
Specific reserves	8,666	5,230	3,083
General reserves on originated loans	$77,898	$51,181	$52,770

Total loans	$7,278,546	$6,501,404	$6,403,647
PCI loans (1)	11,877	14,331	20,486
Other purchased loans	393,752	548,436	604,399
Impaired commercial loans	116,138	77,459	74,424
Originated loans excluding impaired commercial loans	$6,756,779	$5,861,178	$5,704,338

Total allowance for loan losses to total loans ratio	1.20%	0.87%	0.87%
Total allowance for loan losses on originated loans to total originated loans ratio	1.26%	0.95%	0.97%
Total allowance for loan losses on originated loans to total originated loans ratio (excluding PPP loans) (2)	1.36%	N.A.	N.A.

General reserves as a % of total originated loans less impaired commercial loans	1.15%	0.87%	0.93%
General reserves as a % of total originated loans less impaired commercial loans (excluding PPP loans) (2)	1.24%	N.A.	N.A.

(1) Excludes PCI loans which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $0, $5,000 and $11,000 at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.
(2) Excludes $542.8 million of PPP loans and $543,000 in related allowance at September 30, 2020. No PPP loans were outstanding at December 31, 2019 or September 30, 2019.

The allowance for loan losses of $87.0 million at September 30, 2020 represented a $30.4 million, or 53.6%, increase compared to $56.7 million at December 31, 2019. This increase was largely the result of a $26.7 million increase in general reserves on originated total loans and a $3.4 million increase in specific reserves. As of September 30, 2020, a $371,000 allowance had been established for performing acquired loans and a $103,000 allowance had been established for PCI loans. In addition to the established allowance related to acquired loans, as of September 30, 2020, these loans have a remaining purchase accounting discount of $8.1 million. The $26.7 million increase in general reserves was the result of the estimated increase in incurred losses as a result of the impact of the COVID-19 pandemic. This estimate was established based on consideration of Park's existing environmental loss factors, modification programs Park has put in place, and balances of high risk portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers. Much is still unknown about the long-term economic impact of the COVID-19 pandemic and management will continue to evaluate this estimate of incurred losses as new information becomes available. See the section entitled "Allowance for loan losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At September 30, 2020, December 31, 2019 and September 30, 2019, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at September 30, 2020, December 31, 2019 and September 30, 2019.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Nonaccrual loans	$123,050	$90,080	$89,555
Accruing TDRs	23,774	21,215	18,382
Loans past due 90 days or more	1,618	2,658	3,247
Total nonperforming loans	$148,442	$113,953	$111,184

OREO	836	4,029	3,779
Other nonperforming assets - PNB	3,392	3,599	3,598
Total nonperforming assets	$152,670	$121,581	$118,561

Percentage of nonaccrual loans to total loans	1.69%	1.39%	1.40%
Percentage of nonperforming loans to total loans	2.04%	1.75%	1.74%
Percentage of nonperforming assets to total loans	2.10%	1.87%	1.85%
Percentage of nonperforming assets to total assets	1.65%	1.42%	1.36%

Included in the nonaccrual loan totals above were $1.6 million of SEPH nonaccrual loans at September 30, 2019. There were no SEPH nonaccrual loans at September 30, 2020 or December 31, 2019. Included in the OREO totals above were $594,000 of SEPH OREO at September 30, 2020, $929,000 at December 31, 2019 and $797,000 at September 30, 2019.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 day for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at September 30, 2020, December 31, 2019 and September 30, 2019. Loans are classified as current if they are less than 30 days past due.

	September 30, 2020		December 31, 2019		September 30, 2019
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$101,551	1.39%	$66,282	1.02%	$65,718	1.03%
Nonaccrual loans - past due	21,499	0.30%	23,798	0.37%	23,837	0.37%
Total nonaccrual loans	$123,050	1.69%	$90,080	1.39%	$89,555	1.40%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Pass-rated	$3,959,026	$3,418,159	$3,321,981
Special mention	103,570	27,367	43,192
Substandard	1,147	973	1,587
Impaired	116,138	77,459	74,424
Accruing PCI	11,018	13,364	19,042
Total	$4,190,899	$3,537,322	$3,460,226

* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

At September 30, 2020, Park had $104.7 million of non-impaired commercial loans included on the watch list, compared to $28.3 million at December 31, 2019 and compared to $44.8 million at September 30, 2019. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms. The $76.4 million increase in non-impaired commercial watch list loans from December 31, 2019 to September 30, 2020 was largely due to $72.4 million of hotels and accommodation loans that were downgraded to special mention or substandard as a result of the impact of COVID-19. In addition to the $72.4 million in hotels and accommodation loans which were downgraded to special mention, $22.4 million in hotels and accommodation loans were downgraded to impaired status. Park is closely monitoring the impact of COVID-19 on its borrowers ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At September 30, 2020, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimates.

Impaired commercial loans were $116.1 million at September 30, 2020, an increase of $38.7 million, compared to $77.5 million at December 31, 2019. The $116.1 million of impaired commercial loans at September 30, 2020 included $11.9 million of loans modified in a TDR which are currently on accrual status and performing in accordance with the restructured terms, up from $8.4 million at December 31, 2019.

At September 30, 2020, Park had taken partial charge-offs of $563,000 related to the $116.1 million of commercial loans considered to be impaired, compared to partial charge-offs of $719,000 related to the $77.5 million of impaired commercial loans at December 31, 2019.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans with deteriorated credit quality with a book value of $19.9 million which were recorded at the initial fair value of $18.4 million. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2020 was $11.9 million, of which none were considered impaired due to additional credit deterioration or modification post acquisition. The $11.9 million were not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $14.3 million, of which $5,000 was considered impaired due to additional credit deterioration or modification post acquisition. The remaining $14.3 million were not included in impaired loan totals.

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

Commercial Loans
Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $55.8 million, or 1.49% of the outstanding principal balance of performing commercial loans at September 30, 2020. Excluding acquired loans, at September 30, 2020, the coverage level within the commercial loan portfolio was approximately 5.25 years compared to 3.40 years at December 31, 2019. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 120-month period ended December 31, 2019, for the commercial loan portfolio was 0.34%. This 120-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision Bank loans.

Excluding acquired loans, the overall reserve of 1.49% for other accruing commercial loans breaks down as follows: PPP loans are reserved at 0.10%; pass-rated commercial loans are reserved at 1.64%; special mention commercial loans are reserved at 2.68%; and substandard commercial loans are reserved at 3.56%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 120-month loss experience of 0.34% are due to the following factors which management reviews on a quarterly or annual basis:

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

During the third quarter of 2020, Park made the decision to extend the loss emergence period on all commercial loan types by six months. Management believes that the start of the COVID-19 pandemic in March 2020 represents the loss event. Management continues to refine estimated losses as a result of this March 2020 loss event. Approximately six months following the start of the pandemic, Park has experienced very little, if any, increase in delinquencies and charge-offs. Management believes that this is due to the unprecedented level of economic stimulus and CARES Act accommodations provided by the U.S. government which has delayed loan defaults and losses.

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

•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors have been determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At September 30, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for 39% and 42%, respectively, of the allowance for loan losses driven by environmental loss factors.

These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment. The environmental loss factors were updated in the first, second, and third quarters of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% of applicable loans at December 31, 2019 to 0.675% of applicable loans at March 31, 2020 to 0.75% of applicable loans at June 30, 2020, and to 0.825% at September 30, 2020. The increase in the first and second quarters of 2020 was the result of upwards adjustments to the factors for Ohio unemployment, percent change in Ohio GDP and consumer confidence. The increase in the third quarter of 2020 was due to the increased uncertainty in the overall economic environment, the unknown length and severity of the pandemic and the limitations in the incurred loss model to capture all probable incurred losses during such uncertain times. Management will continue to evaluate this estimate of incurred losses as new information becomes available.

In addition to the increases in the environmental loss factor, in the second quarter, Park added additional reserves for three industries at particularly high risk due to the pandemic: hotels and accommodations, restaurants and food service, and strip shopping centers. These industries have had high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. As a result, additional reserves totaling $3.9 million were added for these portfolios on top of that already calculated. This amount was calculated by applying the loss factor for special mention credits to all 4-rated loans in these portfolios. A breakout of the 4-rated balances and additional reserve related to these portfolios is detailed in the following table.

	September 30, 2020
(in thousands)	4-Rated Balance	4-Rated Balance - Originated	4-Rated Balance - Purchased	Additional Reserve
Hotels and accommodations	$86,041	$85,050	$991	$1,435
Restaurants and food service	34,263	28,291	5,972	658
Strip shopping centers	181,517	158,790	22,727	1,789
Total	$301,821	$272,131	$29,690	$3,882

Additionally, management applied a 1% reserve to all hotel loans in the general reserve population to account for increased valuation risk. At September 30, 2020, Park's originated hotels and accommodations loans had a balance of $178.8 million with an additional reserve specific to valuation risks of $1.8 million.

As of September 30, 2020, Park had $542.8 million of PPP loans which are included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Consumer Loans
Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 120 months, through December 31, 2019. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). Excluding acquired loans, at September 30, 2020, the coverage level within the consumer loan portfolio was approximately 2.38 years compared to 1.90 years at December 31, 2019. Historical loss experience, over the 120-month period ended December 31, 2019, for the consumer loan portfolio was 0.30%.

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

Purchased Loans
Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the respective dates of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. At September 30, 2020, there was a $371,000 allowance related to performing acquired loans. At September 30, 2020, a reserve of $103,000 had been established related to PCI loans. At December 31, 2019, there was no allowance related to performing acquired loans, and a reserve of $268,000 related to PCI loans.

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

Section 4014 of the CARES Act provides financial institutions with optional temporary relief from having to comply with the CECL methodology for estimating the allowance for credit losses. This temporary relief will expire on the earlier of the date on which the national emergency concerning the COVID-19 outbreak terminates or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

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

While it is expected that the adoption of this ASU could increase the allowance for credit losses, many factors will determine the ultimate calculation at December 31, 2020. The adoption of this ASU will not, however, change the overall credit risk in the Company's loan, lease and investment securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of this ASU will depend on the composition of the loan, lease and investment securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecast that exist at the date of adoption.

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

Other Income

Other income increased by $8.4 million to $36.6 million for the quarter ended September 30, 2020, compared to $28.1 million for the third quarter of 2019 and increased by $17.0 million to $90.0 million for the first nine months of 2020, compared to $73.0 million for the first nine months of 2019. Other income was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $6.2 million and $2.5 million to other income at Park for the nine months ended September 30, 2020 and 2019, respectively.

The increase for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to increases in other service income; other components of net periodic pension benefit income; gain (loss) on sale of OREO, net; debit card fee income; and income from fiduciary activities, partially offset by declines in gain (loss) on equity securities, net; and service charges on deposit accounts.

The increase for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to increases in other service income; net gain (loss) on the sale of investment securities; other components of net periodic pension benefit income; debit card fee income; gain (loss) on sale of OREO, net; and income from fiduciary activities; partially offset by declines in gain (loss) on equity securities, net; and service charges on deposit accounts.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Income from fiduciary activities	$7,335	$6,842	$493	$21,241	$20,500	$741
Service charges on deposit accounts	2,118	2,864	(746)	6,322	8,078	(1,756)
Other service income	13,047	4,260	8,787	25,571	11,118	14,453
Debit card fee income	5,853	5,313	540	16,373	14,909	1,464
Bank owned life insurance income	1,192	1,107	85	3,619	3,399	220
ATM fees	491	482	9	1,341	1,382	(41)
Gain (loss) on sale of OREO, net	569	(53)	622	1,214	(224)	1,438
Net (loss) gain on the sale of investment securities	(27)	186	(213)	3,286	(421)	3,707
Gain (loss) on equity securities, net	1,201	3,335	(2,134)	(749)	5,309	(6,058)
Other components of net periodic pension benefit income	1,988	1,183	805	5,964	3,549	2,415
Miscellaneous	2,791	2,617	174	5,826	5,370	456
Total other income	$36,558	$28,136	$8,422	$90,008	$72,969	$17,039

Income from fiduciary activities increased by $493,000, or 7.2%, to $7.3 million for the three months ended September 30, 2020, compared to $6.8 million for the same period of 2019, and increased $741,000, or 3.6%, to $21.2 million for the nine months ended September 30, 2020, compared to $20.5 million for the same period of 2019. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2020 was $6,023 million compared to $5,756 million for the nine months ended September 30, 2019.

Service charges on deposit accounts decreased by $746,000, or 26.0%, to $2.1 million for the three months ended September 30, 2020, compared to $2.9 million for the same period of 2019, and decreased $1.8 million, or 21.7%, to $6.3 million for the nine months ended September 30, 2020, compared to $8.1 million for the same period of 2019. The declines were largely a result of a decline in non-sufficient funds (NSF) fee income.

Other service income increased by $8.8 million, to $13.0 million for the three months ended September 30, 2020, compared to $4.2 million for the same period of 2019, and increased by $14.5 million, to $25.6 million for the nine months ended September 30, 2020, compared to $11.1 million for the same period of 2019. The primary reasons for the increase for the three months ended September 30, 2020 were a $6.9 million increase in fee income related to mortgage loan originations to be sold in the secondary market, and a $1.7 million increase in mortgage servicing rights income. The primary reasons for the increase for the nine months ended September 30, 2020 were a $10.1 million increase in fee income related to mortgage loan originations to be sold in the secondary market, a $2.8 million increase in income related to investor rate locks and loans held for sale, and a $1.2 million increase in mortgage servicing rights income. Mortgage origination volume increased by $537.8 million for the nine months ended September 30, 2020, compared to the same period of 2019.

Debit card fee income increased $540,000, or 10.2%, to $5.9 million for the three months ended September 30, 2020, compared to $5.3 million for the same period in 2019, and increased $1.5 million, or 9.8%, to $16.4 million for the nine months ended September 30, 2020, compared to $14.9 million for the same period in 2019. The increase in 2020 was attributable to a continued increase in the volume of debit card transactions and changes in Park's point of sale network. The sales volume of debit card transactions for the nine months ended September 30, 2020 increased 12.9% from the same period in 2019.

Gain (loss) on sale of OREO, net increased by $622,000, to a net gain of $569,000 for the three months ended September 30, 2020, compared to a net loss of $53,000 for the same period of 2019, and increased by $1.4 million, to a net gain of $1.2 million for the nine months ended September 30, 2020, compared to a net loss of $224,000 for the same period of 2019. The increase for the three months ended September 30, 2020 was primarily due to a $379,000 gain on the sale of one OREO property at SEPH, and the increase during first nine months of 2020 was the result of a $1.2 million gain on the sale of two OREO properties during the first nine months of 2020, one of which was participated to PNB from SEPH.

During the three months ended September 30, 2020, investment securities with a book value of $253.4 million were sold at a net loss of $27,000. During the nine months ended September 30, 2020, investment securities with a book value of $308.9 million were sold at a net gain of $3.3 million. During the three months ended September 30, 2019, investment securities with a book value of $34.5 million were sold at a net gain of $186,000, and during the nine months ended September 30, 2019, investment securities with a book value of $91.5 million were sold at a net loss of $421,000.

Gain (loss) on equity securities, net decreased $2.1 million, to a net gain of $1.2 million for the three months ended September 30, 2020, compared to a net gain of $3.3 million for the same period in 2019, and decreased $6.1 million, to a net loss of $749,000 for the nine months ended September 30, 2020, compared to a net gain of $5.3 million for the same period of 2019. The $2.1 million decrease for the three months ended September 30, 2020 was related to a $2.0 million decrease in the gain (loss) on equity securities held at NAV, which went from a $3.3 million gain for the three months ended September 30, 2019 to a $1.3 million gain for the three months ended September 30, 2020, and a $147,000 decrease in unrealized gain (loss) on equity securities, which went from a $58,000 unrealized gain for the three months ended September 30, 2019 to a $89,000 unrealized loss for the three months ended September 30, 2020. The $6.1 million decrease for the nine months ended September 30, 2020 was related to a $5.1 million decrease in the gain (loss) on equity securities held at NAV, which went from a $5.1 million gain for the nine months ended September 30, 2019 to a $41,000 loss for the nine months ended September 30, 2020, and a $949,000 decrease in unrealized gain (loss) on equity securities, which went from a $241,000 unrealized gain for the nine months ended September 30, 2019 to a $708,000 unrealized loss for the nine months ended September 30, 2020.

Other components of net periodic pension benefit income increased by $805,000, or 68.0%, to $2.0 million for the three months ended September 30, 2020, compared to $1.2 million for the same period in 2019 and increased $2.4 million, or 68%, to $6.0 million for the nine months ended September 30, 2020, compared to $3.6 million for the same period in 2019. The increases in each case were largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets. These increases corresponds with the increased pension service cost expense which is part of employee benefits expense described below.

Other Expense

Other expense increased by $4.1 million to $69.9 million for the quarter ended September 30, 2020, compared to $65.7 million for the third quarter of 2019, and increased by $8.2 million to $200.9 million for the nine months ended September 30, 2020, compared to $192.8 million for the first nine months of 2019. Other expense was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Bank Division contributed an aggregate of $14.4 million and $11.4 million to other expense at Park during the nine months ended September 30, 2020 and 2019, respectively.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Salaries	$31,632	$30,713	$919	$90,760	$88,611	$2,149
Employee benefits	10,676	10,389	287	29,799	27,833	1,966
Occupancy expense	3,835	3,226	609	10,571	9,460	1,111
Furniture and equipment expense	4,687	4,177	510	13,856	12,713	1,143
Data processing fees	3,275	2,935	340	8,344	7,973	371
Professional fees and services	7,977	6,702	1,275	21,944	22,814	(870)
Marketing	1,454	1,604	(150)	4,076	4,285	(209)
Insurance	1,541	276	1,265	4,568	2,813	1,755
Communication	958	1,387	(429)	2,987	4,095	(1,108)
State tax expense	1,125	746	379	3,386	2,805	581
Amortization of intangible assets	525	741	(216)	1,738	1,732	6
Miscellaneous	2,174	2,842	(668)	8,905	7,623	1,282
Total other expense	$69,859	$65,738	$4,121	$200,934	$192,757	$8,177

Salaries increased by $919,000, or 3.0%, to $31.6 million for the three months ended September 30, 2020, compared to $30.7 million for the same period in 2019, and increased by $2.1 million, or 2.4%, to $90.8 million for the nine months ended September 30, 2020, compared to $88.6 million for the same period in 2019. The increase for the three-month period was due to a $1.0 million increase in officer incentive compensation expense, a $479,000 increase in additional compensation expense and a $250,000 increase in vacation accrual expense, partially offset by a $764,000 decrease in salary expense. The increase for the nine-month period was due to a $2.4 million increase in salary expense, of which $982,000 was related to the addition of employees of the Carolina Alliance Bank Division, and a $250,000 increase in vacation accrual expense, partially offset by a $462,000 decrease in additional compensation expense. The changes in additional compensation expense for both the three-month and nine-month periods was primarily related to one-time merger expense for both the three and nine months ended September 30, 2019 of $546,000 and $3.2 million, respectively, which was offset by increased additional compensation expense related to increased mortgage originations and other incentive programs for the three and nine months ended September 30, 2020. Included in salary expense for the three-month and nine-month periods ended September 30, 2020 is $744,000 and $2.9 million of calamity pay and special one-time bonuses to certain associates as a result of the COVID-19 public health crisis.

Employee benefits increased $2.0 million, or 7.1%, to $29.8 million for the nine months ended September 30, 2020, compared to $27.8 million for the same period in 2019. The $2.0 million increase for the nine months ended September 30, 2020 was due to a $1.8 million increase in pension service cost expense, a $379,000 increase in payroll taxes, and a $266,000 increase related to Park's voluntary salary deferral plan, partially offset by a $462,000 decrease in group insurance costs.

Occupancy expense increased by $609,000, or 18.9%, to $3.8 million for the three months ended September 30, 2020, compared to $3.2 million for the same period in 2019 and increased $1.1 million, or 11.7%, to $10.6 million for the nine months ended September 30, 2020, compared to $9.5 million for the same period in 2019. The increases for both the three-month and nine-month periods ended September 30, 2020 were primarily related to increased depreciation expense and rental expense related to the write-down of right-of-use lease assets.

Furniture and equipment expense increased by $510,000, or 12.2%, to $4.7 million for the three months ended September 30, 2020, compared to $4.2 million for the same period in 2019, and increased $1.1 million, or 9.0%, to $13.9 million for the nine months ended September 30, 2020, compared to $12.7 million for the same period in 2019. The increases for both the three and nine months were primarily related to increased costs for the maintenance and repair of software and equipment and depreciation expense.

Professional fees and services increased $1.3 million, or 19.0%, to $8.0 million for the three months ended September 30, 2020, compared to $6.7 million for the same period in 2019, and decreased $870,000, or 3.8%, to $21.9 million for the nine months ended September 30, 2020, compared to $22.8 million for the same period in 2019. The increase in professional fees and services expense for the three months ended September 30, 2020 was due to increases in management and consulting fees and increased costs related to loan origination volume. The decrease in professional fees and services expense for the nine months was largely related to a $2.5 million decrease in system conversion costs related to the Carolina Alliance acquisition, as well temporary wages, partially offset by increased management and consulting expense and increased costs related to loan origination volume.

Insurance expense increased by $1.3 million, to $1.5 million for the three months ended September 30, 2020, compared to $276,000 for the same period in 2019, and increased $1.8 million for the nine months ended September 30, 2020, compared to $2.8 million for the same period in 2019. The increase for both the three months and nine months ended September 30, 2020 was related to a $1.1 million FDIC assessment credit which had been utilized for the FDIC expense for the three months ended September 30, 2019 (and not repeated in 2020), as well as increased FDIC insurance costs, due to both an increased assessment base and rate.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense decreased $668,000, to $2.2 million for the three months period ended September 30, 2020, compared to $2.8 million for the same period of 2019, and increased $1.3 million, to $8.9 million for the nine months ended September 30, 2020, compared to $7.6 million for the same period in 2019. The $668,000 decrease was related to a $665,000 decrease in training and travel expense. The $1.3 million increase for the nine months ended September 30, 2020 was related to a $1.8 million prepayment penalty on FHLB borrowings, a $1.4 million increase in supplies expense (primarily related to outsourcing of statement printing and mailing which were partially offset by reduced postage costs, which reside in the communications expense subcategory), and a $446,000 increase in operating lease depreciation, partially offset by a $1.4 million decrease in training and travel expense, and a $445,000 decrease in fraud losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands, except share and per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	Affected Line Item
Net interest income	$83,840	$77,101	$241,309	$220,728
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,029	1,785	3,556	3,383	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	42	182	194	456	Interest on deposits
less interest income on former Vision Bank relationships	8	—	351	7	Interest and fees on loans
Net interest income - adjusted	$82,761	$75,134	$237,208	$216,882

Provision for loan losses	$13,836	$1,967	$31,213	$6,384
less recoveries on former Vision Bank relationships	(37)	(575)	(1,486)	(740)	Provision for loan losses
Provision for loan losses - adjusted	$13,873	$2,542	$32,699	$7,124

Other income	$36,558	$28,136	$90,008	$72,969
less net gain (loss) on sale of former Vision Bank OREO properties	371	—	1,208	(139)	Miscellaneous income
less rebranding initiative related expenses	—	—	(274)	—	Miscellaneous income
less net (loss) gain on the sale of debt securities in the ordinary course of business	(27)	186	3,286	(421)	Miscellaneous income
Other income - adjusted	$36,214	$27,950	$85,788	$73,529

Other expense	$69,859	$65,738	$200,934	$192,757
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	7	545	117	3,158	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	—	—	Furniture and equipment expense
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	152	(38)	491	3,487	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4	4	12	12	Insurance
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	147	—	319	Miscellaneous
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	—	16	Data processing fees
less COVID-19 related expenses	744	—	2,884	—	Salaries
less FDIC assessment credit	—	(1,057)	—	(1,057)	Insurance
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	232	—	232	—	Professional fees and services
less rebranding initiative related expenses	—	—	72	—	Employee benefits
less rebranding initiative related expenses	47	—	47	—	Occupancy
less rebranding initiative related expenses	—	—	75	—	Furniture and equipment expense
less rebranding initiative related expenses	372	139	531	341	Professional fees and services
less rebranding initiative related expenses	—	—	25	—	Marketing
less rebranding initiative related expenses	—	—	2	—	Communication
less rebranding initiative related expenses	10	—	85	—	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	525	741	1,738	1,732	Amortization of intangible assets
less FHLB prepayment penalty	—	120	1,793	120	Miscellaneous
Other expense - adjusted	$67,766	$65,137	$192,830	$184,629

Tax effect of adjustments to net income identified above (1)	$133	$(447)	$(358)	$861

Net income - reported	$30,846	$31,146	$82,723	$78,764
Net income - adjusted	$31,346	$29,446	$81,378	$82,005
(1) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

Income Tax

Income tax expense was $5.9 million for the third quarter of 2020 and $6.4 million the third quarter of 2019. The effective income tax rate for the third quarter of 2020 was 16.0%, compared to 17.0% for the same period in 2019. Income tax expense was $16.4 million for the first nine months of 2020 and $15.8 million for the first nine months of 2019. The effective income tax rate for the first nine months of 2020 was 16.6%, compared to 16.7% for the same period in 2019. The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan. Park expects permanent federal income tax differences for the 2020 year will be approximately $6.5 million.

Comparison of Financial Condition
At September 30, 2020 and December 31, 2019

Changes in Financial Condition

Total assets increased by $681.6 million, or 8.0%, during the first nine months of 2020 to $9,240 million at September 30, 2020, compared to $8,558 million at December 31, 2019. This increase was primarily due to the following:

•Cash and cash equivalents increased by $86.8 million, or 54.2%, to $246.7 million at September 30, 2020, compared to $160.0 million at December 31, 2019. Money market instruments were $135.9 million at September 30, 2020, compared to $24.4 million at December 31, 2019 and cash and due from banks were $110.8 million at September 30, 2020, compared to $135.6 million at December 31, 2019.
•Loans increased by $777.1 million, or 12.0%, to $7,279 million at September 30, 2020, compared to $6,501 million at December 31, 2019. PPP loans were $542.8 million of this increase.
•Prepaid assets increased by $12.6 million, or 12.3%, to $114.5 million at September 30, 2020, compared to $102.0 million at December 31, 2019.
•Premises and equipment, net increased by $12.0 million, or 16.3%, to $85.3 million at September 30, 2020, compared to $73.3 million at December 31, 2019.
•Affordable housing tax credit investments increased by $4.5 million, or 8.5%, to $57.6 million at September 30, 2010, compared to $53.1 million at December 31, 2019.
•Operating lease ROU assets increased by $4.3 million, or 31.3%, to $18.0 million at September 30, 2020, compared to $13.7 million at December 31, 2019.
•Investment securities decreased $181.9 million, or 14.2%, to $1,098 million at September 30, 2020, compared to $1,280 million at December 31, 2019.

Total liabilities increased by $633.6 million, or 8.3%, during the first nine months of 2020 to $8,223 million at September 30, 2020, from $7,589 million at December 31, 2019. This increase was primarily due to the following:

•Total deposits increased by $423.2 million, or 6.0%, to $7,476 million at September 30, 2020, compared to $7,053 million at December 31, 2019. During the three months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage the balance sheet. At September 30, 2020, Park had $773.3 million in OWS insured cash sweep deposits which were off-balance sheet.
•Short-term borrowings increased by $89.8 million, or 38.9%, to $320.4 million at September 30, 2020, compared to $230.7 million at December 31, 2019.
•Subordinated notes increased by $172.7 million, to $187.7 million at September 30, 2020, compared to $15.0 million at December 31, 2019 as a result of the issuance of $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes in August 2020.
•Unfunded commitments in affordable housing tax credit investments increased by $5.7 million, or 22.0%, to $31.6 million at September 30, 2020, compared to $25.9 million at December 31, 2019.
•Operating lease liabilities increased by $4.6 million, or 32.1%, to $19.1 million at September 30, 2020, compared to $14.5 million at December 31, 2019.
•Long-term borrowings decreased by $57.5 million, or 29.9%, to $135.0 million at September 30, 2020, compared to $192.5 million at December 31, 2019.

Total shareholders’ equity increased by $48.0 million, or 5.0%, to $1,017.0 million at September 30, 2020, from $969.0 million at December 31, 2019. This increase was primarily due to the following:

•Accumulated other comprehensive income (loss), net of taxes improved by $23.8 million during the period as a result of unrealized net holding gains on AFS debt securities, net of taxes, of $26.7 million, partially offset by a realized gain on sale of securities, net of taxes, of $2.6 million and an unrealized loss on cash flow hedging derivatives, net of taxes, of $357,000.
•Retained earnings increased by $29.6 million during the period primarily as a result of net income of $82.7 million, partially offset by common share dividends of $53.8 million.
•Treasury shares increased by $4.5 million during the period as a result of the repurchase of treasury shares, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash provided by operating activities was $52.4 million and $74.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net income was the primary source of cash from operating activities for each nine-month period ended September 30, 2020.

Cash used in investing activities was $531.8 million and cash provided by investing activities was $117.7 million for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $213.9 million for the nine months ended September 30, 2020 and provided cash of $248.4 million for the nine months ended September 30, 2019. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $727.4 million for the nine months ended September 30, 2020 and was $112.8 million for the nine months ended September 30, 2019.

Cash provided by financing activities was $566.1 million and $13.8 million for the nine months ended September 30, 2020 and 2019, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $423.4 million and $275.2 million of cash for the nine months ended September 30, 2020 and 2019, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the nine months ended September 30, 2020, net short-term borrowings increased and provided $89.8 million in cash, net long-term borrowings decreased and used $57.5 million in cash and subordinated notes increased and provided $172.6 million in cash. For the nine months ended September 30, 2019, net short-term borrowings decreased and used $64.9 million in cash and net long-term borrowings decreased and used $102.5 million in cash. Finally, cash declined by $53.7 million and $52.6 million for the nine months ended September 30, 2020 and 2019, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which had no outstanding balance as of September 30, 2020. The Corporation’s loan to asset ratio was 78.77% at September 30, 2020, compared to 75.97% at December 31, 2019 and 73.41% at September 30, 2019. Cash and cash equivalents were $246.7 million at September 30, 2020, compared to $160.0 million at December 31, 2019 and $372.7 million at September 30, 2019. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2020 was $1,017.0 million, or 11.0% of total assets, compared to $969.0 million, or 11.3% of total assets, at December 31, 2019 and $956.1 million, or 11.0% of total assets, at September 30, 2019.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2020. The following table indicates the capital ratios for PNB and Park at September 30, 2020 and December 31, 2019.

	As of September 30, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.01%	10.34%	10.34%	11.86%
Park National Corporation	9.05%	11.64%	11.43%	15.21%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.62%	11.05%	11.05%	12.25%
Park National Corporation	9.64%	12.33%	12.11%	13.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 71 of Park’s 2019 Form 10-K (Table 35) for disclosure concerning contractual obligations and commitments at December 31, 2019. On August 20, 2020, Park completed the issuance and sale of $175.0 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030. There were no other significant changes in contractual obligations and commitments during the first nine months of 2020.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Loan commitments	$1,398,438	$1,309,896
Standby letters of credit	$16,801	$17,195

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

On page 70 (Table 34) of Park’s 2019 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $302.6 million or 3.89% of total interest earning assets at December 31, 2019. At September 30, 2020, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $591.2 million or 7.0% of total interest earning assets.

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

On page 71 of Park’s 2019 Form 10-K, management reported that at December 31, 2019, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and increase by 0.5% using a declining interest rate scenario over the next year. At September 30, 2020, the earnings simulation model projected that net income would decrease by 3.7% using a rising interest rate scenario and would decrease by 9.6% in a declining interest rate scenario. At September 30, 2020, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

    There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2019 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2019 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In the first quarter of 2020, we identified the following additional risk factor which continues to apply to the third quarter of 2020:

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
•Ratings downgrades, credit deterioration and defaults in many industries, including, in particular, hotels and accommodations, restaurants and food service, and strip shopping center industries, as to which Park has already entered into modification as described under "Loan Modifications" within the "COVID-19 Considerations" discussion in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations within this Quarterly Report on Form 10-Q.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2020, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2020	—	$—	—	1,332,747
August 1 through August 31, 2020	—	—	—	1,332,747
September 1 though September 30, 2020	—	—	—	1,332,747
Total	—	$—	—	1,332,747
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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

4.1
Indenture, dated as of August 20, 2020, between Park National Corporation, as Issuer, and U.S. Bank National Association, as Trustee, (Incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on August 20, 2020 (File No. 1-13006)("Park's August 20, 2020 Form 8-K"))

4.2
First Supplemental Indenture, dated as of August 20, 2020, between Park National Corporation, as Issuer, and U.S. Bank National Association, as Trustee, (Incorporated herein by reference to Exhibit 4.2 to Park's August 20, 2020 Form 8-K)

4.3
Form of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park National Corporation (included in Exhibit 4.2 to this Quarterly Report on Form 10-Q)(Incorporated herein by reference to Exhibit 4.2 to Park's August 20, 2020 Form 8-K)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2020 and 2019 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
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

PARK NATIONAL CORPORATION

DATE: November 4, 2020	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: November 4, 2020	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)