Form 10-K
period 2020-12-31
PARK NATIONAL CORP /OH/
filed 2021-02-26
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2020, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,118,541,740 based on the closing sale price as reported on NYSE American. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
16,314,191 Common Shares, no par value per share, outstanding at February 25, 2021.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2021	Part III

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in this Annual Report on Form 10-K

AFS	Available-for-sale	MSRs	Mortgage servicing rights
ALLL	Allowance for loan losses	NAV	Net asset value
Allowance	Allowance for loan losses	OCI	Other comprehensive income
AOCI	Accumulated other comprehensive income	OREO	Other real estate owned
ASC	Accounting standards codification	OWS	One way sell
ASU	Accounting standards update	Park	Park National Corporation and its subsidiaries
CABF	CAB Financial Corporation and its subsidiaries	Park National Bank	The Park National Bank
CARES Act	Coronavirus Act, Relief, and Economic Security Act	PBRSUs	Performance-based restricted stock units
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PCI	Purchased credit impaired
CECL	Current expected credit loss	PNB	The Park National Bank
COVID-19	Novel coronavirus	PPP	CARES Act Paycheck Protection Program
FASB	Financial Accounting Standards Board	ROU	Right-of-use
Federal Reserve Board	Board of Governors of Federal Reserve System	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FRB	Federal Reserve Bank	SEPH	SE Property Holdings, LLC
GFSC	Guardian Financial Services Company	TBRSUs	Time-based restricted stock units
HTM	Held-to-maturity	TDRs	Troubled debt restructurings
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
LIBOR	London Inter-bank Offered Rate	U.S.	United States

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
Human Capital
Park National Corporation is a family of community banking teams that deliver an exceptional breadth and depth of resources to individuals and businesses. Our culture is deeply rooted in the values of service and philanthropy, and we believe strong communities are built with local volunteers, donations and leadership.

We believe the way we treat our clients, associates, and communities is what sets us apart from the competition and sustains our success.

Our associates are our most valued resource. We provide opportunities for growth and advancement by empowering our associates and offering ongoing training to develop knowledge and skills. We strive to provide a safe, fair, caring and courteous work environment.

Associate Profile

We operate 101 financial service offices in Ohio, northern Kentucky, and the Carolinas, with support staff located throughout our footprint and at various administration offices. As of December 31, 2020, we had 1,778 active associates, consisting of 1,536 full-time and 242 part-time.

Our branch delivery channels employ 33% of those associates. At the end of 2020, our employee population was 69% female and 31% male, with an average tenure of 11 years.

Talent

We are committed to providing equal employment opportunities for all individuals. Our policy is to hire and promote individuals who best meet the requirements of available positions and who have the best potential for advancement.

Our Performance Management philosophy is to reward for performance. We have an annual goal setting process, with prompts for quarterly updates for supervisors and associates to review progress. We conduct an annual associate evaluation process that directly correlates with annual base salary reviews. Associates are encouraged to seek opportunities for improvement, both personally and professionally. We rely on their experience and knowledge to help us identify areas for improvement.

We have a Management Associate training program for exceptional college graduates. Selected candidates spend a year working through different areas of the bank, learning about the financial industry from a variety of perspectives, including customer-facing and operational support roles.

Through Learning & Development (L&D), we work to foster professional growth by providing development opportunities to maximize associate performance and engagement, and drive our competitive advantage. In 2020, our L&D team continued building a strategic infrastructure for the development of associates aligned with overall business outcomes. This includes streamlining training, orientation, and onboarding; overseeing associate development; and supporting training needs across all lines of business.

Compensation & Benefits

Our compensation plan includes market-aligned salary grades, an annual incentive compensation program for eligible associates, referral and rewards incentive programs available to associates based on job function, a long-term incentive plan (LTIP) for select associates, and premium pay for associates working extended hours. We are in the process of reviewing and updating our compensation strategy to ensure we conduct regular reviews and comparisons to current market data.

Available benefits include an Employee Stock Ownership Plan (KSOP) with a company matching contribution and a defined benefit pension plan; health and life insurance; dependent care assistance and health flexible spending plans; long-term disability; paid time off (including vacation for part-time associates); tuition reimbursement for qualified schooling; financial hardship resources; and an employee assistance program.

Health and Safety

We are committed to providing a safe environment for associates and customers, and the safe preservation and maintenance of our facilities and equipment.

In response to the COVID-19 pandemic, we deployed multiple initiatives to ensure the safety of our associates and customers, and financial security of our associates. Initiatives included implementing work from home; moving to a drive-thru only model and selectively re-opening lobbies, serving customers through digital channels and by appointment; providing $1.3 million in 2020 in calamity pay for associates with reduced hours due to closings, to keep their pay whole; implementing an incentive recognition program that paid nearly $2.3 million in 2020 to associates for their extraordinary efforts in serving our customers during the COVID-19 pandemic; providing paid time off to obtain vaccines; and continually monitoring COVID-19 levels by county to determine ongoing office open/closed status. ParkDirect, a virtual banking experience, was launched in May 2020. While this created additional opportunities for customer engagement during the COVID-19 pandemic, it also has great potential to gain and retain customers in the post-COVID digital environment.

In late summer of 2020, we surveyed all associates to determine ongoing concerns and needs related to school starting. As a result, we started an Educational Support Program to provide additional time off hours for full-time and part-time associates needing to support their dependents education due to altered school schedules and structure. The program also provided over $21,000 to associates for the purchase of laptops/other electronic devices to support their dependents’ online learning experiences.

D&I

Diversity and inclusion are embedded in Park National Bank’s values and culture. We respect excellence, character and integrity – and we believe these virtues transcend culture, race, gender and age. We abhor prejudice on any level or any grounds. Our commitment to diversity and inclusion means providing every client or prospective client an equal opportunity to succeed financially. We believe it also means supporting a wide variety of community organizations and programs, and hiring associates from different backgrounds, locations and experiences.

In 2020, we conducted a D&I survey of all associates, with a 73% participation rate. The outstanding participation affirms that D&I is important and must be an area of focus for our organization. We measured accountability to D&I, inclusion, leadership, equity, and direct environment. We received over 3,700 comments and hundreds of suggestions to enhance our organization for all associates.

We have partnered with an experienced D&I consultant to work with a team of leaders to explore common themes in the survey and created a shared language around diversity. In order to ensure D&I remains top of mind for all of us, we will include D&I principles, reminders and ideas into our daily Serving More Stand-Up meetings. In 2021, we will launch a series of D&I training for all associates. We look forward to discussions we will have with our associates in these sessions.

Summary

Our organization is a wonderful blend of promising rookies, top draft picks, and seasoned veterans. Each of us has a different story for why we came here and why we remain. A couple common threads knit us together: we love to serve, and we value an environment where we can grow personally and professionally. Bound by these ideals, our colleagues tend to stay around for a long time.

Our voluntary turnover is low, at 16% for 2020. At the end of our KSOP plan year, October 1, 2020, over 85% of our associates were shareholders through participation in our KSOP plan, for which we provide a discretionary 50% match for each associate regular contribution.

Our associate tenure reflects the effect of our efforts -- by the end of 2020, 37% of our staff had been with our organization 10 years or more.

Banking Operations
Park’s banking operations are conducted through The Park National Bank, a national banking association ("Park National Bank" or "PNB"). Park National Bank engages in the commercial banking and trust business, generally in small and medium population areas in Ohio, North Carolina and South Carolina communities in addition to operations within the metropolitan areas of Columbus and Cincinnati, Ohio, Charlotte, North Carolina, and Louisville, Kentucky. As of the date of this Annual Report on Form 10-K, Park National Bank operated 97 financial service offices, including 94 branches, in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank delivers financial products and services through its 97 financial service offices and a network of 117 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices, including ParkDirect, a mobile bank experience. During 2020, Park began its transition from a division model to a regional model, with a common branding of Park National Bank, while still focusing on personal service by serving more in our communities.
Park National Bank, and one additional operating segment, Guardian Financial Services Company ("Guardian Finance"), comprise Park’s reportable operating segments under applicable accounting guidance.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had four financial service offices spanning four counties in Ohio: Clark, Fairfield, Franklin and Licking. Guardian Finance is no longer seeking new loans.
SE Property Holdings, LLC ("SEPH")
SEPH is a limited liability company, organized in 2011 under the laws of the State of Ohio, and a direct subsidiary of Park. The initial purpose of SEPH was to purchase other real estate owned (“OREO”) from Vision Bank, a bank subsidiary of Park until February 16, 2012, and continue to market such properties for sale. By letter dated January 30, 2012, the Federal Reserve Board authorized Park to engage in the business of extending credit through SEPH. As a result, SEPH is permitted to engage in lending activities and was able to succeed to the rights and obligations of Vision Bank in respect of the loans held by Vision Bank when Vision Bank merged into SEPH on February 16, 2012 (the "Vision Bank-SEPH Merger"). SEPH has operations in Ohio, with the sole purpose of such operations being to sell OREO in an effective and efficient manner and work out or sell problem loan situations with the respective borrowers.
Scope Leasing, Inc.
Scope Leasing, Inc. (which does business as “Scope Aircraft Finance”), a subsidiary of Park National Bank, specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs who utilize the aircraft for business or pleasure. Scope Aircraft Finance serves customers throughout the United States of America (the “United States”) and Canada.

Vision Bancshares Trust I
In connection with the merger of Vision Bancshares, Inc. (“Vision”) into Park in March of 2007 (the “Vision Merger”), Park became the successor to Vision under (i) the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued $15.5 million of junior subordinated notes to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The junior subordinated notes were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005. Park also became the successor to Vision (i) in the Amended and Restated Trust Agreement of the Vision Trust, dated as of December 5, 2005 (the “Trust Agreement”), and (ii) in the Guarantee Agreement, dated as of December 5, 2005 (the “Guarantee Agreement”). Through these contractual obligations, Park has fully and unconditionally guaranteed all of the Vision Trust’s obligations with respect to the floating rate preferred securities.
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
Under the terms of the Indenture and the related Guarantee Agreement, Park, as successor to Vision, is prohibited, subject to limited exceptions, from declaring or paying dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any shares of Park’s capital stock (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred. The floating rate preferred securities are considered Tier 1 Capital under regulatory capital standards.

Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2020, PII held municipal securities with an amortized cost of $279.2 million.
NSCB 2 LLC, River Park Properties, LLC, and Park ABQ, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.
87A Orange Beach, LLC, Morningside Holding, LLC, Swindall Holdings, LLC, Swindall Partnership Holdings, LLC, Marina Holdings Z, LLC, Marina Holding WE, LLC, Alabama Apartment Holdings, LLC and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.
Recent Developments
COVID-19 Considerations
Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the CARES Act Paycheck Protection Program ("PPP"), participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. Park has implemented various physical distancing guidelines to help protect associates, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, and ATMs, by keeping drive-thru lanes open to serve customers, maintaining selective branch office openings, and offering other banking services by appointment when necessary.

During 2020, Park provided calamity pay and special one-time bonuses to certain associates. The aggregate cost of the calamity pay and special bonuses amounted to $3.6 million for the twelve months ended December 31, 2020, respectively, and is included within salaries expense.

Due to the uncertainty of the COVID-19 pandemic, on August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The net proceeds from the sale of the Subordinated Notes provide Park with additional flexibility in managing its liquidity. Park intends to use the net proceeds for general corporate purposes, which may include providing capital to support Park's growth organically or through strategic acquisitions, repaying other indebtedness, financing investments, capital expenditures, repurchasing Park Common Shares and making investments in PNB as regulatory capital.

In order to adapt to changing customer behavior, lower transaction volume, service area overlap and to continue to focus on reducing operating expenses, Park closed 23 branches during 2020.

Services Provided by Park’s Subsidiaries
Park National Bank provides the following principal services:
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

•ParkDirect, a personal banking app; and

•a variety of additional banking-related services tailored to the needs of individual customers.

Park believes that the deposit mix of Park National Bank is currently such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of Park National Bank would not have a materially adverse effect on the business of Park National Bank.
Guardian Finance provides consumer finance services.
Lending Activities
Park National Bank deals with consumers and a wide cross-section of businesses and corporations located primarily in the 26 Ohio counties, one Kentucky county, three North Carolina counties and four South Carolina counties served by the financial service offices of Park National Bank. For those in our communities experiencing a financial hardship related to the COVID-19 public health crisis, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the PPP, participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. At December 31, 2020, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the United States. As a result of the Vision Bank-SEPH Merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank-SEPH Merger. Such origination (or modification) volume has been and is expected to continue to be insignificant to the consolidated Park entity.

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
Commercial Loans
At December 31, 2020, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $3,362 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 46.8% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,589 million represented commercial, financial and agricultural loans, $1,748 million represented commercial real estate loans, and $25 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in "Table 20 - Selected Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the 26 Ohio counties, one Kentucky county, three North Carolina counties and four South Carolina counties where Park National Bank operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, agriculture, forestry, fishing and hunting, manufacturing, retail trade, health care, accommodation and food services and other services.
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
Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see "Table 20 - Selected Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The regulatory limit for loans made to one borrower by Park National Bank was $133.7 million at December 31, 2020. Participations in a loan by Park National Bank in an amount larger than $40.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $133.7 million, the total exposure of the largest single borrower within the commercial portfolio was $45.0 million at December 31, 2020.

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
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans typically involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans also generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates, but the national prime rate is the most common index used. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from the borrower's customers. In the case of Park's commercial loans to non-bank consumer finance companies, the underlying cash flows are supported at times by sub-prime individual borrowers and present a higher level of risk compared to a more typical commercial loan to a business. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the commercial, financial and agricultural loan portfolio, the commercial real estate portfolio and the commercial lease portfolio is provided in "Table 34 - Summary of Loan Loss Experience" and "Table 35 - Allocation of Allowance for Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" found in Annual Report on Form 10-K.
Loans to Non-Bank Consumer Finance Companies
At December 31, 2020, Park National Bank had $289 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans issued by a consumer finance company that is, in turn, a borrower of Park National Bank. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.
Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon such experience and certain industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2020, Scope Aircraft Finance had $329 million in loans outstanding, primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2020, Park's subsidiaries had outstanding consumer loans (including automobile loans) in an aggregate amount of $1,660 million, constituting approximately 23.1% of their aggregate total loan portfolio. Park's subsidiaries make installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through an automobile and other vehicle dealer; whereas, direct loans are originated through direct customer interaction with Park's subsidiaries. For both direct and indirect loans, the final credit decisions are made by Park's subsidiaries with the assistance of an automated underwriting system. At December 31, 2020, of the $1,660 million in consumer loans, $1,446 million were originated through indirect lending, while the remaining $214 million were considered direct loans. At December 31, 2020, of the $1,660 million in consumer loans, GFSC had outstanding consumer loans of $12 million and Park National Bank held the balance.

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
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the consumer loan portfolio is provided in "Table 34 - Summary of Loan Loss Experience" and "Table 35 - Allocation of Allowance for Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Residential Real Estate and Construction Loans
At December 31, 2020, Park's subsidiaries had outstanding approximately $2,156 million in construction real estate loans and residential real estate loans, representing approximately 30.0% of total loans outstanding. Of the $2,156 million, approximately $1,813 million was included within the residential real estate loan segment, which included $526 million of commercial loans secured by residential real estate, $1,097 million of mortgage loans, $182 million of home equity lines of credit and $8 million of installment loans. The remaining $343 million was included within the construction real estate loan segment, which included $227 million of commercial land and development loans, $115 million of 1-4 family residential construction loans, and $1 million of installment loans. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky, North Carolina and South Carolina.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category that are made to be held in Park National Bank's portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Park’s management may decide to retain certain 15-year, fixed-rate residential mortgage loans, rather than sell in the secondary market. Park's management made a decision to retain certain 15-year, fixed-rate residential mortgage loans in 2020. At December 31, 2020 and 2019, Park reported $592 million and $551 million, respectively, of 15-year, fixed-rate residential mortgage loans on Park's Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally secured by second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.
Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the residential real estate portfolio is provided in "Table 34 - Summary of Loan Loss Experience" and "Table 35 - Allocation of Allowance for Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are generally made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in "Table 20 - Selected Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Annual Report on Form 10-K.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Park National Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, Park National Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Park National Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Economic, Political and Market Risks – Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.” and “– Business Operations Risks – Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the construction financing portfolio is provided in "Table 34 - Summary of Loan Loss Experience" and "Table 35 - Allocation of Allowance for Loan Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
SEPH

SEPH is a non-bank subsidiary of Park that holds OREO property and non-performing loans. In addition to approximately $594,000 in OREO property, SEPH also held non-performing loans that were fully charged off as of December 31, 2020, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees work with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts. Park expects that the OREO will reduce over time and result in cash inflow to Park.

Competition

The financial services industry is highly competitive. Park’s subsidiaries compete with other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions and finance companies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors and financial services subsidiaries of commercial and manufacturing companies. Competition for quality customers has intensified as a result of changes in regulations, mergers and acquisitions, advances in technology and product delivery systems, consolidation among financial service providers, bank failures and the conversion of former investment banks to bank holding companies.

The primary factors in competing for loans are the terms of the loan, interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations, convenience and availability of mobile banking options, and accessibility to trained and competent staff. Competitors of Park’s subsidiaries may have greater resources and, as such, additional technology offerings and higher lending limits, which may adversely affect the ability of Park’s subsidiaries to compete. In addition, certain nonfinancial institutions with which Park’s subsidiaries compete enjoy the benefits of fewer regulatory constraints, broader geographic service areas, greater capital and lower cost structures.
Employees
At December 31, 2020, Park and its subsidiaries had 1,756 full-time equivalent employees.

Supervision and Regulation of Park and its Subsidiaries
Park, Park National Bank and Park’s other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (the "DIF") of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF. Such laws and regulations may also restrict Park’s ability to repurchase its Common Shares or to receive dividends from Park National Bank and may impose capital adequacy and liquidity requirements.
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

Guardian Finance, a subsidiary of Park and an Ohio state-chartered consumer finance company, is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions (the "ODFI") and the Federal Reserve Board.

As a subsidiary of Park, SEPH is also subject to inspection, examination and supervision by the Federal Reserve Board.

The following information describes selected federal and state statutory and regulatory provisions and is qualified in its entirety by reference to the full text of such provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Park and its subsidiaries could have a material effect on their respective businesses.

Regulation of Financial Holding Companies
As a financial holding company, Park’s activities are subject to regulation by the Federal Reserve Board. Park is subject to regular examinations by the Federal Reserve Board and is required to file reports and such additional information as the Federal Reserve Board may require.

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
A financial holding company is required by law and Federal Reserve Board policy to act as a source of financial and managerial strength to each subsidiary bank and to commit resources to support each such subsidiary bank. The Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.
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

A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act (the “CRA”). Park became a financial holding company in 2014. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

    The Financial Services Modernization Act defines “financial in nature” to include:

•securities underwriting, dealing and market making;

•sponsoring mutual funds and investment companies;

•insurance underwriting and agency;

•merchant banking; and

•activities that the Federal Reserve Board has determined to be closely related to banking.

    A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized and well managed and has at least a satisfactory CRA rating. If a financial holding company or a subsidiary bank fails to maintain all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the holding company and its subsidiaries and on the ability of the holding company to enter into certain transactions and obtain regulatory approvals for new activities and transactions. The holding company could also be required to divest itself of subsidiaries that engage in activities that are not permitted for bank holding companies that are not financial holding companies. If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies.

Each subsidiary bank of a financial holding company is subject to certain restrictions on the maintenance of reserves against deposits, extensions of credit to the financial holding company and its subsidiaries, investments in the stock and other securities of the financial holding company and its subsidiaries and the taking of such stock and securities as collateral for loans to borrowers. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

In April 2020, the Federal Reserve Board adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the Bank Holding Company Act. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve Board generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve Board’s final rule applies to questions of control under the Bank Holding Company Act, but does not extend to the Change in Bank Control Act.

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

A bank’s authority to extend credit to executive officers, directors and greater than 10.0% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially similar to those offered to unaffiliated individuals or be made as part of a benefit or compensation program on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulation of Nationally-Chartered Banks
As a national banking association, Park National Bank is subject to regulation under the National Bank Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, Park National Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Park National Bank is an insured depository institution and a member of the DIF. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. In addition, the establishment of branches by Park National Bank is subject to prior approval of the OCC. The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.
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

    The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. Park National Bank fully utilized its $2.2 million assessment credit during the third and fourth quarters of 2019. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

Federal Home Loan Bank

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. Park National Bank is a member of the FHLB of Cincinnati. As an FHLB member, Park National Bank must maintain an investment in the capital stock of the FHLB of Cincinnati.
Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the CRA, and the member’s record of lending to first-time home buyers.
The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Park and Park National Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over Park and Park National Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. Park is continuing to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Section 1102 of the CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Park National Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients of PPP loans any fees. It is anticipated that additional revisions to the SBA's interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. On

December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the "Consolidated Appropriations Act, 2021" that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for "shuttered venue operators". As a participating lender in the PPP, Park National Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the Federal Reserve Board, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the Federal Reserve established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the Federal Reserve Board extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

On November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations have experienced rapid and unexpected increases in their sizes, which are generally expected to be temporary. The temporary increase in size could subject community banking organizations to new regulations or reporting requirements. Community banking organizations, such as Park and Park National Bank, under $10.0 billion in total assets as of December 31, 2019 are permitted to use asset data as of December 31, 2019, in order to determine the applicability of various regulatory asset thresholds during calendar years 2020 and 2021. This means that asset growth in 2020 and 2021 will not trigger new regulatory requirements for these community banking organizations until January 1, 2022, at the earliest. This temporary regulatory burden relief applies to certain regulatory requirements.

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
    In July 2013, the United States banking regulators issued capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, began transitioning to the new rules on January 1, 2015. The minimum capital requirements became effective on January 1, 2015; whereas, the capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

    The Basel III Capital Rules include: (i) a minimum common equity tier 1 capital ratio of 4.5%; (ii) a minimum tier 1 capital ratio of 6.0%; (iii) a minimum total capital ratio of 8.0%; and (iv) a minimum leverage ratio of 4.0%.

    Common equity for the common equity tier 1 capital ratio generally consists of common stock (plus related surplus), retained earnings, accumulated other comprehensive income (unless an institution elects to exclude such income from regulatory capital), and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.

    Tier 1 capital general consists of common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.

    Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

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

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under CECL. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, in March 2020, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule. Under the Consolidated Appropriations Act, 2021, bank holding companies and their affiliates have the option of postponing implementation of CECL until the earlier of (i) the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or (ii) January 1, 2022. Congress provided this reprieve for a variety of reasons, including the fact that COVID-19 has created a volatile, uncertain lending environment that may result in significant credit losses for banks. Park will not adopt CECL until 2021.

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including Park National Bank, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. The final rule adopted tier 1 capital and the existing leverage ratio into the CBLR framework. The tier 1 numerator took into account the modifications made in relation to the capital simplifications and CECL methodology transition rules as of the compliance dates of those rules. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintained a leverage ratio of greater than 9.0% were considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provides a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and will return to

9.0% beginning January 1, 2022. This final rule became effective on October 1, 2020. Park does not intend to elect utilization of the CBLR in assessing capital adequacy.

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
Fiscal and Monetary Policies
The business and earnings of Park and its subsidiaries are affected significantly by the fiscal policies of the U.S. government and its agencies. Park National Bank is particularly affected by the monetary policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against deposits of depository institutions. These policies are used in varying degrees and combinations to directly affect the overall growth and distribution of bank loans, investments and deposits, as well as the interest rates charged on loans and paid on deposits. In light of the changing conditions in the United States economy, including changes brought about by COVID-19, the money markets and the activities of fiscal and monetary authorities, Park can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

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

Park National Bank may not pay dividends out of its surplus if, after paying these dividends, Park National Bank would fail to satisfy all of the capital adequacy regulations and guidelines established by the OCC, including having a capital conservation buffer that is greater than 2.5%. In addition, Park National Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Park National Bank’s net income for the current year and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by Park National Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital. These provisions could have the effect of limiting Park’s ability to pay dividends on Park's Common Shares.

At December 31, 2020, approximately $101.8 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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

Park is subject to contractual restrictions on the declaration and payment of dividends under the terms of certain of Park's debt instruments.

Under the terms of the Indenture governing the $15.5 million of junior subordinated notes issued by Vision to the Vision Trust and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions, from declaring or paying any dividends or distributions on any shares of its capital stock; (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities of the Vision Trust) is being deferred.

Under the Credit Agreement, dated as of May 18, 2016, between Park and U.S. Bank National Association (as amended, the "U.S. Bank Credit Agreement"), Park would be prohibited from paying dividends on the Park Common Shares unless: (i) Park is in compliance with the financial covenants specified in the U.S. Bank Credit Agreement both before and after giving effect to the dividend payments; (ii) no defined event of default under the U.S. Bank Credit Agreement has occurred and is continuing; and (iii) the proposed dividend payment has received all necessary regulatory approvals.

Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security, derivative, commodity, future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepted (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. In addition, the Volcker Rule prohibited a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, also known as “covered funds,” subject to a number of exceptions.

In July 2019, the federal bank regulatory agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Park National Bank, from such rule consistent with the Regulatory Relief Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.

To the extent that Park National Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Park National Bank believes that its activities and relationships comply with such rule, as amended.

Financial Privacy Provisions
Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Park National Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal bank regulatory agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
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

In the ordinary course of business, Park relies on electronic communications and information systems to conduct its operations and to store sensitive data. Park employs an in-depth, layered, defensive approach that leverages people, processes, encryption and multi-factor authentication technology to manage and maintain cybersecurity controls. Park employs a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of Park’s defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Park has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Park’s systems and those of its customers and third-party service providers are under constant threat and it is possible that Park could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See “ITEM 1A. RISK FACTORS” for a further discussion of risks related to cybersecurity.

Anti-Money Laundering and the Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “Patriot Act”), substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act gives the U.S. government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Park National Bank has established policies and procedures that Park National Bank believes comply with the requirements of the Patriot Act.
The Anti-Money Laundering Act of 2020 (the "AMLA"), which amends the Bank Secrecy Act of 1970 (the "BSA"), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.
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
Community Reinvestment Act

    The CRA requires Park National Bank's primary federal regulatory agency, the OCC, to assess Park National Bank's record in meeting the credit needs of the communities served by Park National Bank consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market area by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publically disclosed. The OCC assigns one of four ratings: outstanding, satisfactory, needs to improve or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. Park National Bank received a rating of "satisfactory" in its latest CRA examination.

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

Executive and Incentive Compensation
The Dodd-Frank Act requires that the federal bank regulatory agencies, including the Federal Reserve Board and the OCC, establish joint regulations or guidelines related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, Park and Park National Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.

The Federal Reserve Board and the OCC review, as part of their respective regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Park and Park National Bank, that are not "large, complex banking organizations." These reviews are tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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
Consumer Protection Laws and Regulations

    Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

•Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria)

•Truth in Lending Act (requiring that credit terms be disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably)

•Fair Housing Act (making it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of certain criteria)

•Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located)

•Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers' costs)

•Fair Credit Reporting Act (governing the provision of consume information to credit reporting agencies and the use of consumer information)

•Fair Debt Collection Practices Act (governing the manner in which consumer debts may be collected by collection agencies)

•Truth in Savings Act (requiring disclosure of deposit terms to consumers)

•Electronic Funds Transfer Act (governing automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs and other electronic banking services)

    The bank regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

In October 2017, the OCC rescinded its guidance on deposit advance products in light of the CFPB’s pending small dollar loan rule related to payday, vehicle title and certain high cost installment loans that was issued in November 2013 (the “Small Dollar Rule”). The Small Dollar Rule, however, has been the subject of further regulatory review and a court order staying compliance in connection with a legal challenge. The CFPB issued its final Small Dollar Rule on July 22, 2020, which became fully effective on October 20, 2020. Specifically, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. No lenders are required to comply until the later of November 19, 2020, or until the court in litigation challenging the Small Dollar Rule lifted its stay of the compliance date.

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. As of the date of the filing of this Annual Report on Form 10-K, Park National Bank has not decided to offer such products, although this position may change as Park National Bank refines its business plan in the future.

As a consumer finance company incorporated under Ohio law, Guardian Finance is subject to regulation and supervision by the ODFI. ODFI regulation and supervision are designed to protect consumers and can affect the lending activities of Guardian Finance, including interest rates, loan terms, advertising and record retention. If grounds provided by law exist, the ODFI may suspend or revoke an Ohio consumer finance company’s ability to make loans.
Legislative and Regulatory Initiatives
From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Park and Park National Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Park cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Park. A change in statutes, regulations or regulatory policies applicable to Park or any of its subsidiaries could have a material effect on Park's business, financial condition and results of operations.
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
Economic, Political and Market Risks

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared COVID-19 a national emergency. COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As of December 31, 2020, we hold and service PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19 has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19 or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•we rely on third-party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and
•continued adverse economic conditions could result in protracted volatility in the price of our Common Shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession. Our business could be materially and adversely affected by any such recession.

To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President and changes in the membership of Congress in 2020, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments have resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Disruptions in United States and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and our capital, as well as the ability of our customers to repay loans. The effects of the United Kingdom leaving the European Union (Brexit) on the United States are currently unknown. Because we have a significant number of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from COVID-19, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between: (i) the rates we earn on loans, investment securities and other interest earning assets; and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities and, in particular, the Federal Reserve Board. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. If market interest rates rise, Park will have competitive pressure to increase the rates that Park pays on deposits, which could result in a decrease of Park's net interest income. If market rates decline, Park could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Park's earnings can also be impacted by the spread between short-term and long-term market interest rates.

Following the COVID-19 outbreak and during 2020, market interest rates have declined significantly. The 10-year U.S. Treasury bond fell below 1.00% on March 3, 2020 for the first time and the Federal Open Market Committee reduced the federal funds rate to a target range of 0.00% to 0.25%. Additionally, the Federal Reserve Board announced it will take the following actions:

•purchase U.S. Treasury bills:
•initiate overnight repurchase agreement operations:
•reinvest principal received on the Federal Reserve's securities portfolio: and
•reduce the interest paid on excess bank reserves held by the Federal Reserve.

While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk, especially in light of the continued economic effects of COVID-19. Information pertaining to the impact changes in interest rates could have on our net income is included in "Table 41 - Interest Rate Sensitivity" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, and is incorporated herein by reference.

A transition away from the London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively affect our income and expenses and the value of various financial instruments.

    LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023.

In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal bank regulatory agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and bank practices will be examined accordingly. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, otherwise known as the Secured Overnight Financing Rate ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020. We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows. Park has limited exposure to LIBOR, with total exposure as of December 31, 2020 of approximately $321.2 million. We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

Business Operations Risks

We are exposed to operational risk.

    Similar to any large organization, we are exposed to many types of operational risk, including those discussed in more detail elsewhere in this Item, such as reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These risks are heightened in light of COVID-19.

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

    Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities and from actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation or regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility.

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

    We face the risk of operational disruption, failure or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, we do not control their operations. Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVID-19. As such, any failure on the part of these vendors to perform their various responsibilities for which we are not able to develop alternative providers quickly and cost-effectively, could adversely affect our business and operations.

Regulatory guidance adopted by federal bank regulatory agencies addressing how banks select, engage and manage their third-party relationships could affect the circumstances and conditions under which we work with third-party service providers and the costs of managing such relationships.

    Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cybersecurity risks arise due to this access, including cyber espionage, blackmail, ransom and theft. We employ many preventive and detective controls to protect our assets, and provide mandatory recurring information security training to all employees. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened due to, among other factors, the evolving nature of these threats, our plans to continue to implement Internet and mobile banking to meet customer demand, the continuing impact of COVID-19 and the governmental and other responses thereto and the current economic and political environment. As cybersecurity and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

    In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The massive breach of the systems of a credit bureau in 2019 presents additional threats as criminals now have more information than ever before about a larger portion of our country's population, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

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
    Up until 2020, Park's provision for loan losses had declined since the end of the most recent recession, which ended in June 2009, primarily due to improvement in general economic conditions, as well as actions taken by us to better manage our loan portfolio. During 2020, Park experienced elevated provision for loan losses primarily due to the impact of COVID-19. If we were to experience higher levels of provision for loan losses, it could result in lower levels of net income.
Expansion into Kentucky, South Carolina and North Carolina may also expose Park to additional geographic risk.
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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.
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
    In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the FASB has changed its requirements for establishing the allowance for credit losses. The new accounting guidance (replacing the incurred loss model with the CECL model) requires banks to record, at the time of origination, credit losses expected throughout the life of financial assets measured at amortized cost, including loan receivables, HTM debt securities and reinsurance receivables, and off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor. The new accounting guidance was to have been adopted by Park as of January 1, 2020. However, Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with the CECL methodology which would have expired on December 31, 2020 and Section 540 of the Consolidated Appropriations Act, 2021 further extended the relief period so that the temporary relief will expire on the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022.

Park elected to delay the implementation of CECL following the approval of the CARES Act and Consolidated Appropriations Act, 2021 and will not adopt CECL until January 1, 2021.

The CECL standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of allowance for credit losses. Any increase in our allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses may have a material adverse effect on our financial condition and results of operations. For further discussion, see "Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards” of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Management is currently evaluating the impact of the adoption of this new accounting guidance on Park's consolidated financial statements. Park formed a cross-functional CECL Committee and engaged a third party vendor to assist with the adoption of the CECL standard. Based on preliminary modeling results, management estimates that the reserve will increase to between $90 million and $100 million upon adoption, with the day 1 increase being recorded through a one-time cumulative-effect adjustment to retained earnings as of January 1, 2021. The actual impact from adopting this guidance may be subject to change based upon refinement and finalization of the model and associated assumptions, the refinement and finalization of qualitative factors, the implementation and testing of certain internal controls ensuring model effectiveness and management's judgment.

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

The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.

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

    We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K under the caption "Competition." Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, in connection with current market conditions or otherwise. Consumers may also move money out of bank deposits in favor of other investments. Customers have increasingly used bill payment services that do not utilize banks. The OCC has begun to accept applications for national bank charters from non-depository financial technology companies engaged in banking activities, although the OCC's authority to do so is being challenged in a case brought in the U.S. District Court for the District of Columbia. These trends may result in losses of deposits and fee income.

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

    Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented associates across many of our business and support areas. This competition leads to increased expenses in many business areas and can also cause us to not pursue certain business opportunities.

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
In addition, prior debt offerings could potentially have important consequences to us and our debt and equity investors, including:

•requiring a substantial portion of our cash flow from operations to make interest payments;

•making it more difficult to satisfy debt service and other obligations;

•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•increasing our vulnerability to general adverse economic and industry conditions;

•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and

•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase securities.

We are continuing to evaluate these risks on an ongoing basis.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. “Undercapitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 capital ratio of less than 4.50%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2020 and 2021 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous change, especially in light of COVID-19 and the stimulus programs implemented in connection therewith, and management cannot predict the effect of these changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution, the adequacy of a financial institution’s allowance for loan losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. Most recently, the U.S. Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the U.S. Congress and regulations promulgated by federal bank regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of financial institutions, proposals to reform the housing finance market consider significant changes to Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

Deposit insurance premiums assessed on Park National Bank may increase and have a negative effect on Park’s results of operations.

We have limited ability to control the amount of premiums we are required to pay for FDIC insurance. The DIF is funded by fees assessed on insured depository institutions. If the costs of future bank failures increase, deposit insurance premiums may also increase. The FDIC has adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future. Federal deposit insurance is described in more detail in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Federal Deposit Insurance" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates.

Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and, in some cases, forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the model we use for determining our incurred loan losses is inadequate, the allowance for loan losses may not be sufficient to support charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant investments in financial service office premises and equipment for our financial service office network, including 101 financial service offices as well as our retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing our products and services, could affect the value of our financial service office network or other retail distribution assets and may cause us to change our retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce our remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media could result in additional changes in our retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform our retail distribution channel.

General Risk Factors

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

While we generally invest in securities issued by U.S. government agencies and sponsored entities and domestic state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Even securities issued by U.S. governmental agencies and sponsored entities may entail risk depending on political and economic changes. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2.PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank and its subsidiary Scope Leasing, Inc. had a total of 97 financial service offices in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank has three financial service offices (including its main office) and three operations centers in Newark in Licking County. We operate a total of 88 financial service offices in Ohio, one financial service office in Kentucky, three financial service offices in North Carolina and five financial service offices in South Carolina. Of the financial service offices described above, 16 are leased and the remainder are owned. Park National Bank also operates 37 off-site automated teller machines.

Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio, which it leases.
Guardian Finance
As of the date of this Annual Report on Form 10-K, Guardian Finance had a total of four financial service offices, all of which are located in Ohio. Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Clark County, a financial service office in Fairfield County where it leases space from Park National Bank, and a financial service office in Licking County. All of Guardian Finance’s financial service offices are leased.
SE Property Holdings, LLC
SEPH has one office located in Newark in Licking County, Ohio, which it leases.

ITEM 3.LEGAL PROCEEDINGS.

    There are no pending legal proceedings which Park or any of its subsidiaries is a party to or which any of their property is subject to, except for routine legal proceedings to which Park's subsidiaries are parties incidental to their respective businesses. Park considers none of those proceedings to be material.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Park's Common Shares (symbol: PRK) are traded on NYSE American. At December 31, 2020, Park had 3,554 shareholders of record. Park currently intends to continue to pay quarterly cash dividends comparable to the regular quarterly cash dividends paid during the year ended December 31, 2020, subject to the regulatory restrictions described in "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," as well as in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return performance for Park's Common Shares with the NYSE Composite Index, the SNL Bank and Thrift Index, and the SNL U.S. Bank NYSE Index for the five-year period from December 31, 2015 to December 31, 2020. The NYSE Composite Index is a market capitalization-weighted index of the stocks listed on NYSE. The SNL Bank and Thrift Index is comprised of all publicly-traded bank holding company and thrift holding company stocks researched by SNL Financial. The SNL U.S. Bank NYSE index is comprised of all publicly-traded U.S. bank holding company stocks listed on NYSE researched by SNL Financial.

The NYSE Financial Stocks Index includes the stocks of bank holding companies, thrift holding companies, finance companies and securities broker-dealers.  Park believes that the SNL Bank and Thrift Index and the SNL U.S. Bank NYSE Index are more appropriate industry indices for Park to use for the five-year total shareholder return performance comparison.

Total Return Performance
	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Park National Corporation	100.00	137.63	124.08	105.31	132.59	142.76
NYSE Composite Index	100.00	111.94	132.90	121.01	151.87	162.49
SNL Bank and Thrift Index	100.00	126.25	148.45	123.32	166.67	144.61
SNL U.S. Bank NYSE Index	100.00	123.93	150.02	124.34	171.26	146.30

The annual compound total return on Park’s Common Shares for the past five years was a positive 7.4%.  By comparison, the annual compound total returns for the past five years on the NYSE Composite Index, the SNL Bank and Thrift Index, and the SNL U.S. Bank NYSE Index were a positive 10.2%, a positive 7.7% and a positive 7.9%, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Park's Common Shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2020, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2020	—	—	—	1,332,747

November 1 through November 30, 2020	—	—	—	1,332,747

December 1 through December 31, 2020	—	—	—	1,332,747

Total	—	—	—	1,332,747

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

    On January 23, 2017, Park announced that on that same day, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Park Common Shares. On January 28, 2019, Park announced that on that same day, the Park Board of Directors authorized Park to repurchase, from time to time following receipt of any required approval from the Federal Reserve, up to 500,000 Park Common Shares in addition to the 500,000 Park Common Shares which had been authorized for repurchase by the Park Board of Directors on January 23, 2017 and remained available for repurchase as of January 28, 2019. The required approval was received by Park in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019.

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

ITEM 6.SELECTED FINANCIAL DATA.

Consolidated Five-Year Selected Financial Data
December 31, (Dollars in thousands, except per share data)	2020	2019 (5)	2018 (4)	2017	2016
Results of Operations:
Interest income	$357,720	$360,500	$310,801	$286,424	$276,258
Interest expense	30,090	62,763	43,903	42,665	38,172
Net interest income	327,630	297,737	266,898	243,759	238,086
Provision for (recovery of) loan losses	12,054	6,171	7,945	8,557	(5,101)
Net interest income after provision for (recovery of) loan losses	315,576	291,566	258,953	235,202	243,187
Non-interest income (1)	125,664	97,193	101,101	86,429	84,039
Non-interest expense (1)	286,595	263,988	228,755	203,162	204,331
Net income	127,923	102,700	110,387	84,242	86,135
Net income available to common shareholders	127,923	102,700	110,387	84,242	86,135
Per common share:
Net income per common share - basic	$7.85	$6.33	$7.13	$5.51	$5.62
Net income per common share - diluted	7.80	6.29	7.07	5.47	5.59
Cash dividends declared	4.28	4.24	4.07	3.76	3.76
Average Balances:
Loans	$6,990,458	$6,208,496	$5,460,664	$5,327,507	$5,122,862
Investment securities	1,147,118	1,360,540	1,461,068	1,557,156	1,504,667
Money market instruments and other	280,952	169,703	73,001	262,100	198,197
Total earning assets	8,418,528	7,738,739	6,994,733	7,146,763	6,825,726
Non-interest bearing deposits	2,394,717	1,875,628	1,661,481	1,544,986	1,414,885
Interest bearing deposits	5,238,147	5,029,854	4,473,467	4,348,110	4,165,919
Total deposits	7,632,864	6,905,482	6,134,948	5,893,096	5,580,804
Short-term borrowings	$278,887	$215,900	$217,327	$229,193	$240,457
Long-term debt	215,645	340,664	424,178	788,491	776,465
Shareholders' equity	1,009,102	922,174	784,140	755,839	737,737
Common shareholders' equity	1,009,102	922,174	784,140	755,839	737,737
Total assets	9,241,633	8,474,029	7,629,269	7,741,043	7,416,519

Consolidated Five-Year Selected Financial Data - continued
	2020	2019 (5)	2018 (4)	2017	2016
Ratios:
Return on average assets (x)	1.38%	1.21%	1.45%	1.09%	1.16%
Return on average common equity (x)	12.68%	11.14%	14.08%	11.15%	11.68%
Net interest margin (2)	3.93%	3.89%	3.84%	3.48%	3.52%
Efficiency ratio (1)(2)	62.83%	66.35%	61.68%	60.62%	62.96%
Dividend payout ratio (3)	55.19%	67.66%	57.57%	68.71%	67.29%
Average shareholders' equity to average total assets	10.92%	10.88%	10.28%	9.76%	9.95%
Common equity tier 1 capital ratio	11.72%	12.11%	13.04%	12.94%	12.83%
Leverage ratio	9.63%	9.64%	10.04%	9.44%	9.56%
Tier 1 capital ratio	11.92%	12.33%	13.30%	13.22%	13.11%
Total risk-based capital ratio	15.43%	13.19%	14.19%	14.14%	14.63%
(1) During the first quarter of 2018, Park adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, pursuant to which an employer is required to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost are required to be presented in the income statement separately from the service cost. For Park, this resulted in an increase in non-interest income and an offsetting increase in non-interest expense with no change to net income as well as an increase to the efficiency ratio. This ASU is required to be applied retrospectively to all periods presented and therefore non-interest income, non-interest expense and the efficiency ratio for the annual periods ended December 31, 2017 and December 31, 2016 shown in the table above have been adjusted from the figures presented in Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate for 2020, 2019 and 2018 and a 35% federal corporate income tax rate for 2017 and 2016. The taxable equivalent adjustments were $2.9 million for 2020, $3.0 million for 2019, $2.9 million for 2018, $5.0 million for 2017, and $2.4 million for 2016
(3) Cash dividends paid divided by net income.
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

Risks and uncertainties that could cause actual results to differ materially include, without limitation:

•the ever-changing effects of the novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 - - on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities), the development, availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages;
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
•uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act and the follow-up legislation in the Consolidated Appropriations Act, 2021, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the provisions of the CARES Act and the follow-up legislation in the Consolidated Appropriations Act, 2021, the provisions of the Dodd-Frank Act, and the Basel III regulatory capital reforms;
•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, including the extent to which the new current expected credit loss ("CECL") accounting standard issued by the FASB in June 2016 and in accordance with the CARES Act and the follow-up legislation in the Consolidated Appropriations Act, 2021, the adoption of which can be deferred by Park until the earlier of: (1) the first day of the fiscal year that begins after the date on which the national emergency concerning the COVID-19 outbreak terminates; or (2) January 1, 2022, may adversely affect Park's reported financial condition or results of operations;
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
•uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic;
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
•the impact of widespread natural and other disasters, pandemics (including the COVID-19 pandemic), dislocations, regional or national protests and civil unrest (including any resulting branch closures or damages), military or terrorist activities or international hostilities on the economy and financial markets generally and on us or our counterparties specifically;
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
•the discontinuation of the London Inter-Bank Offered Rate (LIBOR) and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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

NON-U.S. GAAP FINANCIAL MEASURES

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

Items Impacting Comparability of Period Results

From time to time, revenue, expenses, and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results are due to merger and acquisition activities, management restructuring, branch closures, a rebranding initiative, COVID-19 related expenses and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for loan losses (aside from those related to former Vision Bank loan relationships), gains (losses) on equity securities, and asset valuation writedowns, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Non-U.S. GAAP Ratios

Park's management uses certain non-U.S. GAAP financial measures to evaluate Park's performance. Specifically, management reviews the ratio of tangible equity to tangible assets.

Management has included in this Management's Discussion and Analysis of Financial Condition and Results of Operation, information relating to the ratio of tangible equity to tangible assets. For the purpose of calculating the ratio of tangible equity to tangible assets, a non-U.S. GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equals total assets less goodwill and other intangible assets, in each case at period end.

Management believes that the disclosure of the ratio of tangible equity to tangible assets presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. Within the "CONTRACTUAL OBLIGATIONS - Capital" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided detail of the reconciliation of tangible equity to total shareholders' equity and of tangible assets to total assets solely for the purpose of complying with SEC Regulation G and not as an indication that the ratio of tangible equity to tangible assets is a substitute for the ratio of total shareholders' equity to total assets as determined in accordance with U.S. GAAP.

FTE (fully taxable equivalent) Ratios

Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides a clearer picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21%. In the tables included within the "ANALYSIS OF EARNINGS - Net Interest Income" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

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

OVERVIEW

COVID-19 Considerations

Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the PPP, planned participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. Park has implemented various physical distancing guidelines to help protect associates, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, and ATMs, by keeping drive-thru lanes open to serve customers, maintaining selective open branch offices, and offering other banking services by appointment when necessary.

During 2020, Park provided calamity pay and special one-time bonuses to certain associates. The cost of the calamity pay and special bonuses amounted to $3.6 million for the year ended December 31, 2020, and is included within salaries expense.

Paycheck Protection Program

Through December 31, 2020, Park had approved and funded 4,439 loans totaling $543.1 million under the PPP. These PPP loans had an average principal balance of $122,000. Of the $543.1 million in PPP loans, 21 loans totaling $68.2 million had a principal balance that was greater than $2 million. For its assistance in making and retaining the 4,439 loans, Park has received an aggregate of $20.2 million in fees from the SBA, of which $13.7 million were recognized within loan interest income during the year ended December 31, 2020. Park funded the PPP loans with excess on-balance sheet liquidity. At December 31, 2020, the remaining balance of PPP loans was $337.1 million.

As of January 31, 2021, Park has submitted approximately 2,656 repayment requests on behalf of borrowers under the PPP to the SBA and has received $260.4 million in payments from the SBA.

During 2021, Park plans to offer additional PPP loans as authorized under the Consolidated Appropriations Act, 2021, signed into law on December 27, 2020. As of February 22, 2021, 1,795 applications had been submitted to the SBA related to these additional PPP loans.

Loan Modifications

During the year ended December 31, 2020, Park modified 5,005 consumer loans, with an aggregate balance of $103.5 million, and modified 1,399 commercial loans, with an aggregate balance of $563.7 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications are structured in a manner to best address each individual customer's current situation. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period.

Detail of COVID-19 modifications within Park's loan portfolios during the year ended December 31, 2020 follows:

Table 1 - COVID-19 Modifications
(Dollars in thousands)	December 31, 2020 Total Balance	December 31, 2020 Balance Modified	Percent Modified
Commercial	$4,116,124	$563,707	13.7%
Home equity	182,131	3,512	1.9%
Installment	1,650,620	44,582	2.7%
Real estate	1,213,820	53,713	4.4%
Guardian Financial Service Company ("GFSC")	11,545	1,740	15.1%
Other	3,545	—	—%
Total Loans	$7,177,785	$667,254	9.3%

Of the $667.3 million of COVID-19 modifications during the year ended December 31, 2020, $10.1 million were greater than 30 days past due in accordance with the modified terms at December 31, 2020.

Detail of COVID-19 modifications on selected commercial loan portfolios during the year ended December 31, 2020 follows:

Table 2 - Commercial COVID-19 Modifications
(Dollars in thousands)	December 31, 2020 Total Balance	December 31, 2020 Balance Modified	Percent Modified
Non-bank consumer finance companies	$281,902	$—	—%
Hotel and accommodations	213,912	158,691	74.2%
Restaurants and food service	47,967	10,654	22.2%
Arts and recreation	43,738	13,304	30.4%
Healthcare and social assistance	251,582	35,869	14.3%
Strip shopping centers	248,736	70,186	28.2%
Other real estate rental and leasing	1,189,978	158,229	13.3%
PPP loans	337,090	—	—%
Other commercial loans	1,501,219	116,774	7.8%
Total commercial loans	$4,116,124	$563,707	13.7%

Many of the initial interest only deferrals or principal and interest deferrals were for an initial period of three months. Park has received requests for additional deferrals. Loans which have had multiple COVID-19 modifications through December 31, 2020 are detailed below.

Table 3 - Multiple COVID-19 Modifications
(Dollars in thousands)	December 31, 2020 Balance - Multiple Modifications	Weighted Average Risk Grade (1)
Hotel and accommodations	$61,602	4.95
Restaurants and food service	1,162	4.24
Arts and recreation	3,974	4.51
Strip shopping centers	1,884	4.00
Other real estate rental and leasing	6,166	5.87
Other commercial loans	18,436	5.16
Total commercial loans	$93,224	5.00
Home equity	$254	N.A.
Installment	6,338	N.A.
Real estate	15,489	N.A.
GFSC	974	N.A.
Other	—	N.A.
Total loans	$116,279	N.A.
(1) -Credit Quality Indicators: When determining the quarterly and annual loan loss provision, Park reviews the grades of commercial loans.  These loans are graded from 1 to 8.  A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss.  Commercial loans that are pass-rated (1 through 4) are considered to be of acceptable credit risk.  Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans.  Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans.  Generally, commercial loans that are graded a 6 are considered for partial charge-off or have been charged down to the net realizable value of the underlying collateral.  Commercial loans graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve.  Any commercial loan graded an 8 (loss) is completely charged off.

Park considers a loan out of deferral when the first regular payment is due and that payment is subsequently made. The table below details the status of loans with COVID-19 deferrals as of December 31, 2020.

Table 4 - Status of COVID-19 Modifications
(Dollars in thousands)	December 31, 2020 Balance - Out of Deferral	December 31, 2020 Balance - In Deferral	Loans in Deferral as a Percent of Total Deferred	Loans in Deferral as a Percent of Total Loans
Hotel and accommodations	$129,485	$29,206	18.4%	13.7%
Restaurants and food service	10,582	72	0.7%	0.2%
Arts and recreation	12,550	754	5.7%	1.7%
Healthcare and social assistance	35,691	178	0.5%	0.1%
Strip shopping centers	70,186	—	—%	—%
Other real estate rental and leasing	153,089	5,140	3.2%	0.4%
Other commercial loans	105,311	11,463	9.8%	0.8%
Total commercial loans	$516,894	$46,813	8.3%	1.1%
Home equity	$3,430	$82	2.3%	—%
Installment	43,204	1,378	3.1%	0.1%
Real estate	49,809	3,904	7.3%	0.3%
GFSC	1,654	86	4.7%	0.7%
Total loans	$614,991	$52,263	7.8%	0.7%

Financial Results by segment

The following table reflects the net income (loss) by segment for the years ended December 31, 2020, 2019 and 2018. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company ("GFSC") and "All Other" which primarily consists of Park as the "Parent Company" and SE Property Holdings, LLC ("SEPH"). SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

Table 5 - Net Income (Loss) by Segment

(In thousands)	2020	2019	2018
PNB	$123,730	$113,600	$109,472
GFSC	1,139	762	521
All Other	3,054	(11,662)	394
Total Park	$127,923	$102,700	$110,387

Net income for the year ended December 31, 2020 of $127.9 million represented a $25.2 million, or 24.6%, increase compared to $102.7 million for the year ended December 31, 2019. Net income for both the year ended December 31, 2020 and the year ended December 31, 2019 included several items of income and expense that impact the comparability of period results. These items are detailed in the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides additional information regarding Park's two operating segments, followed by additional information regarding All Other, which consists of the Parent Company and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the years ended December 31, 2020, 2019 and 2018.

Table 6 - PNB Summary Income Statement
(In thousands)	2020	2019	2018
Net interest income	$326,375	$293,130	$258,547
Provision for loan losses	30,813	8,356	7,569
Other income	124,231	92,392	88,981
Other expense	268,938	237,433	206,843
Income before income taxes	$150,855	$139,733	$133,116
Income tax expense	27,125	26,133	23,644
Net income	$123,730	$113,600	$109,472

Net interest income of $326.4 million for the year ended December 31, 2020 represented a $33.2 million, or 11.3%, increase compared to $293.1 million for the year ended December 31, 2019. The increase was a result of a $35.0 million decrease in interest expense, partially offset by a $1.8 million decrease in interest income.
The $1.8 million decrease in interest income was primarily due to a $10.2 million decrease in investment income, partially offset by an $8.4 million increase in interest income on loans. The decrease in investment income was partially the result of a $213.1 million decrease in average investments from $1.35 billion for the year ended December 31, 2019 to $1.14 billion for the year ended December 31, 2020. The decrease in investment income was also the result of a decrease in the average yield on investments, which decreased 10 basis points to 2.66% for the year ended December 31, 2020, compared to 2.76% for the year ended December 31, 2019. The increase in interest income on loans was partially the result of a $786.0 million increase in average loans from $6.19 billion for the year ended December 31, 2019, to $6.97 billion for the year ended December 31, 2020. The increase in average loans was impacted by the addition of average PPP loans of approximately $352.6 million which also resulted in interest and fee income of $16.7 million for the year ended December 31, 2020. The increase in average loans was partially offset by the decrease in the average yield on loans, which decreased 46 basis points to 4.66% for the year ended December 31, 2020, compared to 5.12% for the year ended December 31, 2019. Excluding the impact of PPP loan interest and fee income, the average yield on loans was 4.66%, a decrease of 46 basis points, for the year ended December 31, 2020, compared to 5.12% for the year ended December 31, 2019. Interest income was impacted by the acquisition of CAB Financial Corporation, the parent of Carolina Alliance Bank ("Carolina Alliance") on April 1, 2019. The Carolina Alliance Division contributed an aggregate of $30.6 million to interest income at PNB during the year ended December 31, 2020, compared to $25.0 million for the year ended December 31, 2019.
The $35.0 million decrease in interest expense was primarily due to a $29.5 million decrease in interest expense on deposits as well as a $5.5 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was the result of a decrease in the average cost of deposits of 60 basis points from 1.01% for the year ended December 31, 2019 to 0.41% for the year ended December 31, 2020. This was partially offset by a $209.1 million increase in average interest-bearing deposits from $5.03 billion for the year ended December 31, 2019, to $5.24 billion for the year ended December 31, 2020. The decrease in interest expense on borrowings was partially the result of a $129.2 million decrease in average borrowings from $533.1 million for the year ended December 31, 2019, to $403.9 million for the year ended December 31, 2020. The average cost of borrowings also decreased by 69 basis points, from 2.10% for the year ended December 31, 2019 to 1.41% for the year ended December 31, 2020. Interest expense was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Division contributed an aggregate of $2.8 million to interest expense at PNB during the year ended December 31, 2020 and $4.1 million during the year ended December 31, 2019.
The provision for loan losses of $30.8 million for the year ended December 31, 2020 represented an increase of $22.5 million, compared to $8.4 million for the year ended December 31, 2019. Refer to the “CREDIT EXPERIENCE - Provision for Loan Losses" section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $124.2 million for the year ended December 31, 2020 represented an increase of $31.8 million, or 34.5%, compared to $92.4 million for the year ended December 31, 2019. The $31.8 million increase was primarily related to a $21.6 million increase in other service income, which was primarily due to an increase in fee income from mortgage loan originations and investor rate locks; a $3.7 million increase in gain on sale of debt securities; a $3.2 million increase in other components of net periodic benefit income; a $1.9 million increase in debit card fee income; a $1.6 million increase in income from partnership investments; a $1.1 million increase in income from fiduciary activities; and a $946,000 increase in gain (loss) on sale of OREO, net. These increases were partially offset by a $2.4 million decrease in service charges on deposits. Other income was impacted by the acquisition of Carolina Alliance. The Carolina Alliance Division contributed an aggregate of $8.8 million to other income at PNB during the year ended December 31, 2020 and $3.8 million during the year ended December 31, 2019.
A summary of mortgage loan originations for the years ended December 31, 2020 and 2019 follows. Of total mortgage loan originations shown below for 2020, refinances comprised 48.1% in the first quarter of 2020, 67.8% in the second quarter of 2020, 68.5% in the third quarter of 2020, 71.4% in the fourth quarter of 2020 and 66.7% for the year ended December 31, 2020. Of total mortgage loan originations shown below for 2019, refinances comprised 32.5% in the first quarter of 2019, 29.7% in the second quarter of 2019, 41.3% in the third quarter of 2019, 47.6% in the fourth quarter of 2019 and 39.8% for the year ended December 31, 2019.

Table 7 - PNB Mortgage Loan Originations
(In thousands)	Q1 2020	Q2 2020	Q3 2020	Q4 2020	YTD 2020
Mortgage Loan Origination Volume
Sold	$85,030	$248,339	$355,755	$325,841	$1,014,965
Portfolio	56,018	64,351	61,227	99,077	280,673
Construction	33,109	33,754	40,560	29,825	137,248
Service released	3,794	2,362	2,275	2,950	11,381
Total mortgage loan originations	$177,951	$348,806	$459,817	$457,693	$1,444,267

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	YTD 2019
Mortgage Loan Origination Volume
Sold	$30,011	$54,802	$83,867	$98,362	$267,042
Portfolio	31,492	59,613	69,351	96,490	256,946
Construction	20,481	22,245	21,280	29,518	93,524
Service released	4,407	22,818	28,408	17,206	72,839
Total mortgage loan originations	$86,391	$159,478	$202,906	$241,576	$690,351

The table below reflects PNB's other expense for the years ended December 31, 2020 and 2019.

Table 8 - PNB Other Expense Information
(In thousands)	December 31, 2020	December 31, 2019	$ change	% change
Other expense:
Salaries	$122,586	$109,362	$13,224	12.1%
Employee benefits	36,282	36,017	265	0.7%
Occupancy expense	13,571	12,555	1,016	8.1%
Furniture and equipment expense	18,781	16,999	1,782	10.5%
Data processing fees	11,653	10,589	1,064	10.0%
Professional fees and services	24,444	22,056	2,388	10.8%
Marketing	5,825	5,704	121	2.1%
Insurance	5,804	2,489	3,315	133.2%
Communication	3,985	5,193	(1,208)	(23.3)%
State tax expense	3,293	3,016	277	9.2%
Amortization of intangible assets	2,263	2,355	(92)	(3.9)%
FHLB prepayment penalty	10,529	612	9,917	N.M.
Foundation contributions	3,000	1,500	1,500	100.0%
Miscellaneous	6,922	8,986	(2,064)	(23.0)%
Total other expense	$268,938	$237,433	$31,505	13.3%

Other expense of $268.9 million for the year ended December 31, 2020 represented an increase of $31.5 million, or 13.3%, compared to $237.4 million for the year ended December 31, 2019. The increase in salaries expense was primarily related to increases in base salary expense, severance related expenses, additional compensation incentives, including COVID-19 special one-time bonuses, vacation accruals and officer incentive compensation expense. The increase in employee benefits expense was primarily related to increased pension plan expense and defined contribution plan expense, partially offset by a decrease in group insurance costs.
The increase in occupancy expense was primarily the result of increased depreciation on premises and a write-down in the right-of-use lease asset related to branches that closed September 30, 2020. The increase in furniture and equipment expense was primarily related to increased expenses related to repairs and maintenance on equipment, which also included software maintenance and costs, as well as increased depreciation on furniture and equipment. The increase in data processing fees was related to increased mortgage processing costs, debit card processing costs and other data processing and software costs. The increase in professional fees and services was primarily related to increased title, appraisal and credit costs, increases in management and consulting fees and increases in other fees, partially offset by a $205,000 decrease in temporary wage expense. The increase in insurance expense was primarily due to a $2.2 million assessment credit which had been utilized for the FDIC expense for the year ended December 31, 2019 (and not repeated in 2020), as well as an increase in the assessment base for the year ended December 31, 2020, compared to the same period of 2019. The decrease in communications expense was primarily related to a change in statement mailing and production costs, which resulted in lower direct postage expense, but is more than offset by an increase in supply expense which is included in miscellaneous expense. The increase in the FHLB prepayment penalty was due to a $10.5 prepayment penalty on FHLB borrowings of $150 million repaid during the year ended December 31, 2020. The increase in foundation contributions expense was due to a $3.0 million contribution during the year ended December 31, 2020 compared to $1.5 million during the year ended December 31, 2019. The decrease in miscellaneous expense was primarily related to a decrease in training and travel related expenses as well as decreased non loan related losses.

Other expense was impacted by the acquisition of Carolina Alliance. Of the $268.9 million of total other expense for the year ended December 31, 2020, the Carolina Alliance Division's total other expense was $19.4 million. Of the $237.4 million of total other expense for the year ended December 31, 2019, the Carolina Alliance Division's total other expense was $16.5 million.

The table below reflects PNB's other expense less the impact of the Carolina Alliance Division for the years ended December 31, 2020 and 2019.

Table 9 - PNB less Carolina Alliance Other Expense Information
(In thousands)	December 31, 2020	December 31, 2019	$ change	% change
Other expense:
Salaries	$113,571	$102,003	$11,568	11.3%
Employee benefits	33,823	34,665	(842)	(2.4)%
Occupancy expense	12,000	11,294	706	6.3%
Furniture and equipment expense	17,923	16,351	1,572	9.6%
Data processing fees	11,304	9,586	1,718	17.9%
Professional fees and services	23,427	20,784	2,643	12.7%
Marketing	5,633	5,365	268	5.0%
Insurance	5,166	2,262	2,904	128.4%
Communication	3,853	5,037	(1,184)	(23.5)%
State tax expense	3,290	3,012	278	9.2%
Amortization of intangible assets	1,149	1,234	(85)	(6.9)%
FHLB prepayment penalty	10,529	612	9,917	N.M.
Foundation contributions	2,960	1,500	1,460	97.3%
Miscellaneous	4,951	7,270	(2,319)	(31.9)%
Total other expense	$249,579	$220,975	$28,604	12.9%

The table below provides certain balance sheet information and financial ratios for PNB as of or for the years ended December 31, 2020 and 2019.

Table 10 - PNB Balance Sheet Information
(In thousands)	December 31, 2020	December 31, 2019	% change from 12/31/19
Loans	$7,165,840	$6,481,644	10.56%
Allowance for loan losses	84,321	54,692	54.17%
Net loans	7,081,519	6,426,952	10.18%
Investment securities	1,114,742	1,271,817	(12.35)%
Total assets	9,236,915	8,521,537	8.39%
Total deposits	7,820,983	7,125,111	9.77%
Average assets (1)	9,198,141	8,425,536	9.17%
Efficiency ratio (2)	59.31%	61.12%	(2.96)%
Return on average assets	1.35%	1.35%	—%
(1) Average assets for the years ended December 31, 2020 and 2019.
(2) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.9 million for the year ended December 31, 2020, and $3.0 million for the year ended December 31, 2019.

Loans outstanding at December 31, 2020 were $7.17 billion, compared to $6.48 billion at December 31, 2019, an increase of $684.2 million, or 10.6%. Excluding the $337.1 million of PPP loans remaining at December 31, 2020, loans outstanding were $6.83 billion at December 31, 2020, compared to $6.48 billion at December 31, 2019, an increase of $347.1 million, or 5.4%. The table below breaks out the change in loans outstanding, by loan type.

Table 11 - PNB
(In thousands)	December 31, 2020	December 31, 2019	change from 12/31/19	% change from 12/31/19
Home equity	$182,131	$224,857	$(42,726)	(19.0)%
Installment	1,650,620	1,431,197	219,423	15.3%
Real estate	1,213,820	1,275,154	(61,334)	(4.8)%
Commercial (excluding PPP)	3,778,634	3,545,467	233,167	6.6%
PPP loans	337,090	—	337,090	N.M.
Other	3,545	4,969	(1,424)	(28.7)%
Total loans	$7,165,840	$6,481,644	$684,196	10.6%

PNB's allowance for loan losses increased by $29.6 million, or 54.2%, to $84.3 million at December 31, 2020, compared to $54.7 million at December 31, 2019. Net charge-offs were $1.2 million, or 0.02% of total average loans, for the year ended December 31, 2020 and were $2.7 million, or 0.04% of total average loans, for the year ended December 31, 2019. Refer to the “CREDIT EXPERIENCE - Provision for Loan Losses" section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at December 31, 2020 were $7.82 billion, compared to $7.13 billion at December 31, 2019, an increase of $695.9 million, or 9.8%. During the year ended December 31, 2020, Park made the decision to participate in a one-way sell (OWS) program in order to manage the balance sheet. At December 31, 2020, Park had $710.1 million in OWS insured cash sweep deposits which were off-balance sheet. Total deposits would have increased $1.4 billion, or 19.7%, compared to December 31, 2019 had the $710.1 million remained on the balance sheet. The table below breaks out the change in deposit balances, by deposit type.

Table 12 - PNB
(In thousands)	December 31, 2020	December 31, 2019	change from 12/31/19	% change from 12/31/19
Non-interest bearing deposits	$2,978,005	$2,036,359	$941,646	46.2%
Transaction accounts	1,381,479	1,628,741	(247,262)	(15.2)%
Savings	2,596,926	2,320,880	276,046	11.9%
Certificates of deposits	864,573	1,139,131	(274,558)	(24.1)%
Total deposits	$7,820,983	$7,125,111	$695,872	9.8%

Guardian Financial Services Company ("GFSC")

The table below summarizes GFSC's net income for the years ended December 31, 2020, 2019, and 2018.

Table 13 - GFSC Summary Income Statement
(In thousands)	2020	2019	2018
Net interest income	$3,785	$5,013	$5,048
Provision for loan losses	196	754	1,328
Other income	255	170	187
Other expense	2,402	3,478	3,245
Income before income taxes	$1,442	$951	$662
Income tax expense	303	189	141
Net income	$1,139	$762	$521

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the years ended December 31, 2019 and 2018.

Table 14 - GFSC Balance Sheet Information
(In thousands)	December 31, 2020	December 31, 2019	% change from 12/31/19
Loans	$12,757	$28,143	(54.67)%
Allowance for loan losses	1,354	1,987	(31.86)%
Net loans	11,403	26,156	(56.40)%
Total assets	12,431	27,593	(54.95)%
Average assets (1)	20,896	29,119	(28.24)%
Return on average assets	5.45%	2.62%	108.02%
(1) Average assets for the years ended December 31, 2020 and 2019.

All Other

The table below summarizes the All Other net income (loss) for the years ended December 31, 2020, 2019, and 2018.

Table 15 - All Other Income Statement
(In thousands)	2020	2019	2018
Net interest (expense) income	$(2,530)	$(406)	$3,303
Recovery of loan losses	(18,955)	(2,939)	(952)
Other income	1,178	4,631	11,933
Other expense	15,255	23,077	18,667
Net income (loss) before income tax benefit	$2,348	$(15,913)	$(2,479)
Income tax benefit	(706)	(4,251)	(2,873)
Net income (loss)	$3,054	$(11,662)	$394

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on SEPH impaired loan relationships. The net interest (expense) income for All Other included for year ended December 31, 2020, interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued in August 2020.

Net interest (expense) income reflected net interest expense of $2.5 million for the year ended December 31, 2020, compared to net interest expense of $406,000 for the year ended December 31, 2019. The change was largely the result of an increase in borrowing interest expense, partially offset by an increase in loan interest income related to payment collections at SEPH.

SEPH had net recoveries of $19.0 million for the year ended December 31, 2020, compared to net recoveries of $2.9 million for the year ended December 31, 2019.

All Other had other income of $1.2 million for the year ended December 31, 2020, compared to other income of $4.6 million for the year ended December 31, 2019. The change was largely due to a $4.0 million decrease in income related to partnership investments, which went from a $3.9 million gain for the year ended December 31, 2019 to a $21,000 loss for the year ended December 31, 2020, and a $486,000 decrease in gain (loss) on equity securities, net, which went from a $261,000 gain for the year ended December 31, 2019 to a $226,000 loss for the year ended December 31, 2020.

All Other had other expense of $15.3 million for the year ended December 31, 2020, compared to $23.1 million for the year ended December 31, 2019. The decrease was largely due to an $8.2 million decrease in merger related expenses related to the NewDominion and Carolina Alliance acquisitions.

Park National Corporation

The table below summarizes Park's net income for the years ended December 31, 2020, 2019, and 2018.

Table 16 - Park Summary Income Statement
(In thousands)	2020	2019	2018
Net interest income	$327,630	$297,737	$266,898
Provision for loan losses	12,054	6,171	7,945
Other income	125,664	97,193	101,101
Other expense	286,595	263,988	228,755
Income before income taxes	$154,645	$124,771	$131,299
Income tax expense	26,722	22,071	20,912
Net income	$127,923	$102,700	$110,387

DIVIDENDS ON COMMON SHARES

Cash dividends declared on Park's common shares were $4.28 in 2020, $4.24 in 2019 and $4.07 in 2018. The quarterly cash dividend on Park's common shares was $1.22 per share for the first quarter of 2020, and $1.02 per share for the second, third, and fourth quarter of 2020. The first quarter of 2020 included a one-time special cash dividend of $0.20 per share. This is the third year in a row that Park has declared a special cash dividend ($0.20 in both 2020 and 2019, and $0.25 in 2018), which began in 2018 when the corporate federal income tax rate was reduced from 35% to 21% and has continued each year that the tax rates have remained at the lower level. The quarterly cash dividend on Park's common shares was $1.21 per share for the first quarter of 2019, and $1.01 per share for the second, third, and fourth quarter of 2019. The first quarter of 2019 included a one-time special cash dividend of $0.20 per share. The quarterly cash dividend on Park's common shares was $0.94 per share for the first quarter of 2018, $1.21 per share for the second quarter of 2018, and $0.96 per share for the third and fourth quarter of 2018. The second quarter of 2018 included a one-time special cash dividend of $0.25 per share. Please see the discussion of limitations on Park's ability to pay dividends in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

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

The COVID-19 pandemic has caused significant unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of the COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for loan losses, goodwill, and pension plan obligations and related expenses.

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

Fair Value - In accordance with U.S. GAAP, management utilizes the fair value hierarchy, which has the objective of maximizing the use of observable market inputs.  The accounting guidance also requires disclosures regarding the inputs used to calculate fair value. These inputs are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of the inputs could be based on internal models and/or cash flow analyses. The large majority of Park’s financial assets valued using Level 2 inputs consist of AFS debt securities. The fair value of these AFS debt securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Goodwill and indefinite-lived intangible assets are not amortized to expense, but are subject to impairment tests annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired, by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional analysis is unnecessary. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess, not to exceed the total goodwill allocated to the reporting unit.  At December 31, 2020, on a consolidated basis, Park had $159.6 million of goodwill and $9.3 million of other intangibles, all of which are recorded at PNB.

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

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions.  At December 31, 2020, Park operated 101 financial service offices (including those of PNB, Scope Leasing, Inc. ("Scope Aircraft Finance"), and GFSC) and a network of 117 automated teller machines in 26 Ohio counties, one Kentucky county, three North Carolina counties and four South Carolina counties. SEPH also operated one office, located in Newark, Ohio.

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government entities.  These deposits consist of non-interest bearing and interest bearing deposits.

Average total deposits were $7,633 million in 2020, compared to $6,905 million in 2019, and $6,135 million in 2018. Table 17 provides a summary of deposit balances as of December 31, 2020 and 2019, along with the change over the past year.

Table 17 - Year-End Deposits
December 31 (In thousands)	2020	2019	Change
Non-interest bearing checking	$2,727,100	$1,959,935	$767,165
Interest bearing transaction accounts	1,381,479	1,628,740	(247,261)
Savings	2,597,827	2,323,533	274,294
All other time deposits	864,573	1,139,131	(274,558)
Other	1,379	1,273	106
Total	$7,572,358	$7,052,612	$519,746

During the year ended December 31, 2020, Park made the decision to participate in a one-way sell (OWS) program in order to manage the balance sheet. At December 31, 2020, Park had $710.1 million in OWS insured cash sweep deposits which were off-balance sheet. Total deposits would have increased $1.2 billion, or 17.4%, compared to December 31, 2019 had the $710.1 million remained on the balance sheet.

The average interest rate paid on interest bearing deposits was 0.41% in 2020, compared to 1.01% in 2019, and 0.72% in 2018. The average cost of interest bearing deposits for each quarter of 2020 was 0.19% for the fourth quarter, 0.26% for the third quarter, 0.36% for the second quarter and 0.81% for the first quarter.

Maturities of time deposits in amounts of $100,000 or more as of December 31, 2020 and 2019 were:

Table 18 - Maturities of Time Deposits	$100,000 or more
December 31 (In thousands)	2020	2019
3 months or less	$91,316	$154,150
Over 3 months through 6 months	91,114	119,655
Over 6 months through 12 months	126,799	176,598
Over 12 months	125,958	144,512
Total	$435,187	$594,915

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, Federal Funds purchased and other borrowings.  These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk.  The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments.  The average rate paid on short-term borrowings was 0.40% in 2020, compared to 1.15% in 2019, and 0.74% in 2018. The year-end balance for short-term borrowings was $342 million at December 31, 2020, compared to $231 million at December 31, 2019, and $222 million at December 31, 2018.

Long-Term Debt: Long-term debt primarily consists of borrowings from the Federal Home Loan Bank and a term note with another financial institution.  The average balance of long-term debt and the average cost of long-term debt include the subordinated notes discussed in the following section. In 2020, the average balance of long-term debt was $216 million, compared to $341 million in 2019 and $424 million in 2018. The average interest rate paid on long-term debt was 3.55% in 2020, compared to 2.77% in 2019, and 2.38% for 2018. Average total debt (long-term and short-term) was $495 million in 2020, compared to $557 million in 2019, and $642 million in 2018. Average total debt decreased by $62 million, or 11.1%, in 2020 compared to 2019, and decreased by $85 million, or 13.2%, in 2019 compared to 2018. Average long-term debt was 44% of average total debt in 2020, compared to 61% of average total debt in 2019, and 66% of average total debt in 2018.

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

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030, (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate will be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the holders of the Company’s senior indebtedness and of the Federal Reserve Board to the extent the approval of the Federal Reserve Board is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The Subordinated Notes qualify as Tier 2 capital for Park under the Federal Reserve Board's capital adequacy rules.

See "Note 17 - Subordinated Notes" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information about the Subordinated Notes.

Shareholders' Equity: The ratio of total shareholders' equity to total assets was 11.21% at December 31, 2020, compared to 11.32% at December 31, 2019, and 10.67% at December 31, 2018. The ratio of tangible shareholders’ equity [shareholders' equity ($1,040.3 million) less goodwill ($159.6 million) and other intangible assets ($9.3 million)] to tangible assets [total assets ($9,279 million) less goodwill ($159.6 million) and other intangible assets ($9.3 million)] was 9.57% at December 31, 2020, compared to 9.51% at December 31, 2019, and 9.28% at December 31, 2018.

In accordance with U.S. GAAP, Park reflects any unrealized holding gain or loss on AFS debt securities, any unrealized net holding gain or loss on cash flow hedging derivatives and any change in the funded status of Park's pension plan, net of income taxes, as accumulated other comprehensive income (loss) which is part of Park’s shareholders’ equity.

The unrealized net holding gain, net of income taxes, on AFS debt securities was $40.7 million at year-end 2020, compared to $17.5 million at year-end 2019, and to the unrealized net holding loss, net of income taxes, of $20.1 million at year-end 2018.

The unrealized net holding loss, net of income taxes, on cash flow hedging derivatives was $698,000 at year-end 2020, compared to $454,000 at year-end 2019. There were no cash flow hedging derivatives at year-end 2018.

In accordance with U.S. GAAP, Park adjusts accumulated other comprehensive income to recognize the net actuarial gain or loss reflected in the funding status of Park’s pension plan.  See "Note 20 - Benefit Plans" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for information on the accounting for Park’s pension plan. Pertaining to the funding status of the pension plan, Park recognized a net comprehensive loss of $7.7 million in 2020, a net comprehensive gain of $3.0 million in 2019, and a net comprehensive loss of $3.0 million in 2018. The net comprehensive loss in 2020 was due to changes in actuarial assumptions which were partially offset by increased investment returns on pension plan assets. The net comprehensive gain in 2019 was due to changes in actuarial assumptions being more than offset by increased investment returns on pension plan assets. The net comprehensive loss in 2018 was due to changes in actuarial assumptions being more than offset by lower than projected returns on pension plan assets during 2018.

At year-end 2020, the balance in accumulated other comprehensive loss pertaining to the pension plan was $34.4 million, compared to $26.7 million at December 31, 2019, and $29.7 million at December 31, 2018.

INVESTMENT OF FUNDS

Loans:  Average loans were $6,990 million in 2020, compared to $6,208 million in 2019, and $5,461 million in 2018. The average yield on average loan balances was 4.71% in 2020, compared to 5.19% in 2019, and 4.98% in 2018.

Approximately 48% of Park’s loan balances mature or reprice within one year (see Table 41).  The average yield on average loan balances for each quarter of 2020 was 4.69% for the fourth quarter, 4.54% for the third quarter, 4.63% for the second quarter and 5.02% for the first quarter.

Loan interest income for 2020, 2019, and 2018 included $453,000, $256,000, and $3.4 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. In addition, loan interest income included $4.4 million, $5.2 million and $1.1 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2020 included interest and fee income related to PPP loans of $16.7 million. Excluding this income, the average yield on loans was 4.63%, 5.09%, and 4.89%, for the years ended December 31, 2020, 2019, and 2018. Excluding this income, the average yield on loans was 4.48% for the fourth quarter of 2020, 4.54% for the third quarter of 2020, 4.58% for the second quarter of 2020, and 4.92% for the first quarter of 2020.

At December 31, 2020, loan balances were $7,178 million, compared to $6,501 million at year-end 2019, an increase of $676 million, or 10.4%. Excluding $337.1 million of PPP loans at December 31, 2020, loans outstanding at December 31, 2020 were $6,841 million, compared to $6,501 million at December 31, 2019, an increase of $340 million, or 5.2%.

Table 19 reports year-end loan balances by type of loan for the past five years.

Table 19 - Loans by Type
December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial, financial and agricultural	$1,588,989	$1,185,110	$1,072,786	$1,053,453	$994,619
Construction real estate	343,421	331,699	248,274	181,470	188,945
Residential real estate	1,813,044	1,892,726	1,793,618	1,725,224	1,808,497
Commercial real estate	1,748,189	1,609,413	1,283,045	1,167,607	1,155,703
Consumer	1,659,704	1,452,375	1,292,136	1,241,736	1,120,850
Leases	24,438	30,081	2,273	2,993	3,243
Total loans	$7,177,785	$6,501,404	$5,692,132	$5,372,483	$5,271,857
On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased by $554 million, or 17.7%, in 2020. The increase in 2020 was due to an increase in commercial real estate loans of $138.8 million, an increase in construction real estate loans of $11.7 million and an increase in commercial, financial and agricultural loans of $403.9 million. Included within commercial, financial and agricultural loans are $337.1 million of PPP loans. On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased by $522 million, or 20.0%, in 2019. The increase in 2019 was due to an increase in commercial real estate loans of $326.4 million, an increase in commercial, financial and agricultural loans of $112.3 million and an increase in construction real estate loans of $83.4 million.

Consumer loans increased by $207.3 million, or 14.3%, in 2020 and increased $160.2 million, or 12.4%, in 2019. The increase in consumer loans in each of 2020 and 2019 was primarily due to an increase in automobile lending in Ohio.

Residential real estate loans decreased by $79.7 million, or 4.2%, in 2020 and increased by $99.1 million, or 5.5%, in 2019. The decrease in 2020 was due to a decrease in mortgage loans secured by residential real estate of $80.0 million, a decrease in home equity loans secured by residential real estate of $42.7 million and a decrease in installment loans secured by residential real estate of $4.1 million, partially offset by an increase in commercial loans secured by residential real estate of $47.1 million.

Leases decreased by $5.6 million to $24.4 million in 2020 and increased by $27.8 million in 2019 to $30.1 million at December 31, 2019 compared to $2.3 million as of December 31, 2018. The increase in 2019 was primarily due to the acquisition of Carolina Alliance.

Table 20 summarizes the distribution of maturities for all selected loan segments.

Table 20 - Selected Loan Maturity Distribution
	One Year or Less (1)(2)	Over One Through Five Years	Over Five Years	Total
December 31, 2020
(In thousands)
Commercial, financial and agricultural	$252,019	$1,023,416	$313,554	$1,588,989
Construction real estate	67,911	87,569	187,941	343,421
Commercial real estate	118,175	358,466	1,271,548	1,748,189
Total	$438,105	$1,469,451	$1,773,043	$3,680,599
Total of these selected loans due
after one year with:
Fixed interest rate		$634,380	$397,200	$1,031,580
Floating interest rate		835,071	1,375,843	2,210,914
(1) Nonaccrual loans of $93.8 million are included within the one year or less classification above.
(2) Purchase accounting discounts of $5.6 million are included within the one year or less classification above.

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

Prior to September 1, 2019, Park classified certain types of U.S. Government sponsored entity collateralized mortgage obligations (“CMOs”) and tax-exempt municipal securities that it purchased as Held-To-Maturity ("HTM").  These debt securities had been classified as HTM because they were generally not as liquid as the investment securities that Park classified as AFS. A classification of HTM meant that Park had the positive intent and the ability to hold these securities until maturity.

On September 1, 2019, Park adopted the portion of ASU 2019-04 which allowed for a one-time reclassification of securities from HTM to AFS. On this date, Park transferred HTM securities with a fair value of $373.9 million to the AFS classification. The transfer occurred at fair value and had a related unrealized gain, net of taxes, of $19.1 million recorded in other comprehensive income. At year-end 2018, Park’s HTM securities portfolio was $352 million. All of the CMOs, mortgage-backed securities, and callable notes in Park’s investment portfolio were issued by U.S. Government sponsored entities.

Average taxable debt investment securities were $858 million in 2020, compared to $1,052 million in 2019 and $1,192 million in 2018. The average yield on taxable debt investment securities was 2.31% in 2020, compared to 2.49% in 2019 and compared to 2.47% in 2018. Average tax-exempt debt investment securities were $289 million in 2020, compared to $309 million in 2019 and $302 million in 2018. The average tax-equivalent yield on tax-exempt debt investment securities was 3.69% in 2020, compared to 3.67% in both 2019 and 2018.

Total debt securities (at amortized cost) were $1,008 million at December 31, 2020, compared to $1,187 million at December 31, 2019 and $1,381 million at December 31, 2018.  Management purchased debt securities totaling $354 million in 2020 and $380 million in 2018. There were no purchases of debt securities in 2019. Proceeds from repayments, redemptions and maturities of debt securities were $224 million in 2020, compared to $196 million in 2019 and $208 million in 2018.

During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million. During 2019, Park sold certain AFS debt investment securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt investment securities with a book value of $29.1 million at a gross gain of $271,000. During 2018, Park sold certain AFS debt investment securities with a book value of $245.0 million at a gross loss of $2.6 million, sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000, and sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $0.3 million. These HTM securities had been paid down by 96.3% of the principal outstanding at acquisition.

For the years ended December 31, 2020, 2019, and 2018, the average tax-equivalent yield on the total investment portfolio was 2.66%, 2.76% and 2.72%, respectively.  The weighted average remaining maturity of the total investment portfolio was 3.5 years at December 31, 2020, 4.2 years at December 31, 2019 and 4.7 years at December 31, 2018. Obligations of the U.S. Treasury and other U.S. Government sponsored entities and U.S. Government sponsored entities' asset-backed securities were approximately 66.9% of the total investment portfolio at year-end 2020, 69.5% of the total investment portfolio at year-end 2019 and 73.5% of the total investment portfolio at year-end 2018.

Other investment securities (as shown on Park's Consolidated Balance Sheets) consist of stock investments in the FHLB, the FRB and equity securities.  Total other investment securities were $65 million at December 31, 2020, compared to $70 million at December 31, 2019 and $73 million at December 31, 2018. Management purchased equity securities totaling $3.6 million in 2020, compared to $100,000 in 2019 and $2.6 million in 2018. Management purchased $6.4 million of FRB stock in 2019. There were no FRB stock purchases in 2020 or 2018. Proceeds from the redemption/repurchase of FHLB stock were $8.0 million in 2020, compared to $14.7 million in 2019 and $7.0 million in 2018.

"Gain on equity securities, net" on Park's Consolidated Statements of Income were $2.2 million, $5.1 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. These gains on equity securities were made up of gains (losses) on equity investments carried at fair value as well as gains (losses) on equity investments carried at NAV.

For the years ended December 31, 2020, 2019 and 2018, $(239,000), $345,000 and $(287,000), respectively, of unrealized (losses) gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income. An additional $3.5 million gain recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income for the year ended December 31, 2018 related to Park's 8.55% investment in NewDominion Bank which merged with Park National Bank on July 1, 2018.

For the years ended December 31, 2020, 2019 and 2018, $2.4 million, $4.8 million and $1.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

The average maturity of the investment portfolio would lengthen if long-term interest rates were to increase as principal repayments from mortgage-backed securities and CMOs would decrease and callable securities would price to their maturity dates.  At year-end 2020, management estimated that the average maturity of the investment portfolio would lengthen to 3.8 years with a 100 basis point increase in long-term interest rates and would lengthen to 3.9 years with a 200 basis point increase in long-term interest rates. Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates were to decrease as the principal repayments from mortgage-backed securities and CMOs would increase and callable securities would price to their call dates. At year-end 2020, management estimated that the average maturity of the investment portfolio would decrease to 3.0 years with a 100 basis point decrease in long-term interest rates and to 2.8 years with a 200 basis point decrease in long-term interest rates.

Table 21 sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2020, 2019 and 2018:

Table 21 - Investment Securities
December 31,
(In thousands)	2020	2019	2018
Corporate debt securities	$2,014	$—	$—
Obligations of states and political subdivisions	305,218	320,491	305,278
U.S. Government asset-backed securities	752,109	889,210	1,049,951
Federal Home Loan Bank stock	22,090	30,060	43,388
Federal Reserve Bank stock	14,653	14,653	8,225
Equities	28,722	25,093	21,303
Total	$1,124,806	$1,279,507	$1,428,145
Investments by category as a percentage of total investment securities
Corporate debt securities	0.2%	—%	—%
Obligations of states and political subdivisions	27.1%	25.0%	21.4%
U.S. Government asset-backed securities	66.9%	69.5%	73.5%
Federal Home Loan Bank stock	2.0%	2.3%	3.0%
Federal Reserve Bank stock	1.2%	1.2%	0.6%
Equities	2.6%	2.0%	1.5%
Total	100.0%	100.0%	100.0%

ANALYSIS OF EARNINGS

Net Interest Income: Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  (See Table 22 for three years of history on the average balances of the balance sheet categories as well as the average rates earned on interest earning assets and the average rates paid on interest bearing liabilities.)

Table 22 - Distribution of Assets, Liabilities and Shareholders' Equity
December 31,	2020			2019			2018
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
ASSETS

Loans (1)(2)	$6,990,458	$329,350	4.71%	$6,208,496	$321,961	5.19%	$5,460,664	$271,673	4.98%
Taxable investment securities	857,752	19,818	2.31%	1,051,540	26,213	2.49%	1,192,339	29,479	2.47%
Tax-exempt investment securities (3)	289,366	10,679	3.69%	309,197	11,335	3.67%	302,254	11,100	3.67%
Money market instruments	280,952	739	0.26%	169,703	3,947	2.33%	73,001	1,407	1.93%
Total interest earning assets	8,418,528	360,586	4.28%	7,738,936	363,456	4.70%	7,028,258	313,659	4.46%

Table 22 - Distribution of Assets, Liabilities and Shareholders' Equity-continued
December 31,	2020			2019			2018
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
Non-interest earning assets:
Allowance for loan losses	(71,221)			(54,516)			(50,151)
Cash and due from banks	127,214			130,372			114,357
Premises and equipment, net	81,357			69,710			57,195
Other assets	685,755			589,527			479,610
TOTAL	$9,241,633			$8,474,029			$7,629,269

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Transaction accounts	$1,687,417	$3,582	0.21%	$1,648,896	$13,249	0.80%	$1,396,869	$8,097	0.58%
Savings deposits	2,556,475	5,560	0.22%	2,261,600	20,099	0.89%	2,019,734	11,718	0.58%
Time deposits	994,255	12,186	1.23%	1,119,358	17,494	1.56%	1,056,864	12,375	1.17%
Total interest bearing deposits	5,238,147	21,328	0.41%	5,029,854	50,842	1.01%	4,473,467	32,190	0.72%
Short-term borrowings	278,887	1,110	0.40%	215,900	2,476	1.15%	217,327	1,600	0.74%
Long-term debt (4)	215,645	7,652	3.55%	340,664	9,445	2.77%	424,178	10,113	2.38%
Total interest bearing liabilities	5,732,679	30,090	0.52%	5,586,418	62,763	1.12%	5,114,972	43,903	0.86%
Non-interest bearing liabilities:
Demand deposits	2,394,717			1,875,628			1,661,481
Other	105,135			89,809			68,676
Total non-interest bearing liabilities	2,499,852			1,965,437			1,730,157
Shareholders' equity	1,009,102			922,174			784,140
TOTAL	$9,241,633			$8,474,029			$7,629,269
Tax equivalent net interest income		$330,496			$300,693			$269,756
Net interest spread			3.76%			3.58%			3.60%
Net yield on interest earning assets (net interest margin)			3.93%			3.89%			3.84%
(1)Loan income includes net loan-related fee income, purchase accounting accretion and origination expense in the aggregate amount of $12.9 million in 2020, $0.6 million in 2019 and $3.3 million in 2018. Loan income also includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2020, 2019 and 2018. The taxable equivalent adjustments were $623,000 in 2020, $576,000 in 2019 and $528,000 in 2018.
(2)For the purpose of the computation for loans, nonaccrual loans are included in the daily average loans outstanding.
(3)Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2020, 2019 and 2018. The taxable equivalent adjustments were $2.2 million in 2020, $2.4 million in 2019 and $2.3 million in 2018.
(4)Includes subordinated notes.

Average interest earning assets for 2020 increased by $680 million, or 8.8%, to $8,419 million, compared to $7,739 million for 2019. Average interest earning assets for 2019 increased by $711 million, or 10.1%, to $7,739 million, compared to $7,028 million for 2018. The average yield on interest earning assets decreased by 42 basis points to 4.28% for 2020, compared to 4.70% for 2019, and 4.46% for 2018. For 2019, the acquisition of Carolina Alliance added average interest earning assets of $432.7 million. For 2018, the acquisition of NewDominion added average interest earning assets of $146.7 million.

Interest income for 2020, 2019, and 2018 included $453,000, $256,000 and $3.4 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB as well as $4.4 million, $5.2 million and $1.1 million of purchase accounting accretion for 2020, 2019 and 2018, respectively. Interest income for 2020 included $16.7 million of income related to PPP loans. Excluding this income, the average yield on loans was 4.63%, 5.09%, and 4.89%, for the years ended December 31, 2020, 2019 and 2018, respectively, the average yield on earning assets was 4.20%, 4.62%, and 4.40%, for the years ended December 31, 2020, 2019 and 2018, respectively, and the net interest margin was 3.82%, 3.80% and 3.77%, for the years ended December 31, 2020, 2019 and 2018, respectively.

Average interest bearing liabilities for 2020 increased by $146 million, or 2.6%, to $5,733 million for 2020, compared to $5,586 million for 2019. Average interest bearing liabilities for 2019 increased by $471 million, or 9.2%, to $5,586 million for 2019, compared to $5,115 million for 2018. The average cost of interest bearing liabilities decreased by 60 basis points to 0.52% for 2020, compared to 1.12% for 2019, and 0.86% for 2018. For 2019, the acquisition of Carolina Alliance added average interest bearing liabilities of $368.8 million. For 2018, the acquisition of NewDominion added average interest bearing liabilities of $89.7 million.

The table below shows for the years ended December 31, 2020, 2019, and 2018, the average balance and tax equivalent yield by type of loan.

Table 23 - Average Loans and Tax Equivalent Yield
Year Ended December 31,	2020		2019		2018
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$205,492	4.04%	$229,916	5.59%	$207,821	5.20%
Installment loans	1,548,059	5.17%	1,379,111	5.34%	1,294,644	5.05%
Real estate loans	1,268,181	4.11%	1,246,209	4.36%	1,178,887	4.13%
Commercial loans (1)	3,964,853	4.75%	3,348,599	5.39%	2,774,367	5.27%
Other	3,873	10.71%	4,661	11.70%	4,945	12.01%
Total loans and leases before allowance	$6,990,458	4.71%	$6,208,496	5.19%	$5,460,664	4.98%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2020, 2019 and 2018. The taxable equivalent adjustments were $623,000 in 2020, $576,000 in 2019 and $528,000 in 2018.

Loan interest income for 2020, 2019, and 2018 included $453,000, $256,000 and $3.4 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB as well as $4.4 million, $5.2 million and $1.1 million of purchase accounting accretion for 2020, 2019 and 2018, respectively. The amount of interest related to SEPH impaired loan relationships and purchase accounting accretion included in home equity loan interest income for 2020, 2019 and 2018 was $395,000, $443,000 and $202,000, respectively. Excluding the impact of these items, the average tax equivalent yield on home equity loans was 3.83%, 5.37% and 5.09%, respectively. The amount of interest related to SEPH impaired loan relationships and purchase accounting accretion included in real estate loan interest income for 2020, 2019 and 2018 was $391,000, $617,000 and $545,000. Excluding the impact of these items, the average tax equivalent yield on real estate loans was 4.08%, 4.30% and 4.08%, respectively. The amount of interest related to PPP income, SEPH impaired loan relationships and purchase accounting accretion included in commercial loan interest income for 2020, 2019, and 2018 was $19.9 million, $4.3 million and $3.8 million, respectively. Excluding the impact of these items, the average tax equivalent yield on commercial loans was 4.66%, 5.26% and 5.14%, for 2020, 2019, and 2018, respectively. Excluding the impact of interest related to PPP income, SEPH impaired loan relationships and purchase accounting accretion, the average tax equivalent yield on total loans and leases was 4.64%, 5.09% and 4.89%, for 2020, 2019, and 2018, respectively.

The table below shows for the years ended December 31, 2020, 2019, and 2018, the average balance and cost of funds by type of deposit.

Table 24 - Average Deposits and Cost of Funds
Year Ended December 31,	2020		2019		2018
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,687,417	0.21%	$1,648,896	0.80%	$1,396,869	0.58%
Savings deposits and clubs	2,556,475	0.22%	2,261,600	0.89%	2,019,734	0.58%
Time deposits (1)	994,255	1.23%	1,119,358	1.56%	1,056,864	1.17%
Total interest bearing deposits (1)	$5,238,147	0.41%	$5,029,854	1.01%	$4,473,467	0.72%
(1) Time deposit interest expense for 2020, 2019 and 2018 benefited from $226,000, $593,000 and $287,000, respectively, of purchase accounting accretion related to the acquisition of NewDominion for all of 2020 and 2019 and for the third and four quarters of 2018 and Carolina Alliance for all of 2020 and the second, third and fourth quarters of 2019. Excluding the impact of this accretion, the average cost of funds on time deposits for 2020, 2019 and 2018 was 1.25%, 1.62% and 1.20%, respectively, and the average cost of funds on total interest bearing deposits for 2020, 2019 and 2018 was 0.41%, 1.02% and 0.73%, respectively.

The following table displays (for each quarter of 2020) the average balance of interest earning assets, the net interest income and the tax equivalent net interest income and net interest margin.

Table 25 - Quarterly Net Interest Margin
(In thousands)	Average Interest Earning Assets	Net Interest Income (1)	Tax Equivalent Net Interest Income (1)	Tax Equivalent Net Interest Margin (1)
First Quarter	$7,889,043	$76,283	$77,008	3.93%
Second Quarter	8,571,192	81,186	81,909	3.84%
Third Quarter	8,727,058	83,840	84,546	3.85%
Fourth Quarter	8,503,062	86,321	87,033	4.07%
2020	$8,418,528	$327,630	$330,496	3.93%
 (1) Net interest income for the first, second, third and fourth quarters of 2020 included $77,000, $266,000, $8,000 and $102,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Net interest income for the first, second, third, and fourth quarters of 2020 included $1.4 million, $1.3 million, $1.1 million and $919,000 of purchase accounting accretion related to the acquisition of NewDominion and Carolina Alliance. Net interest income for the second, third, and fourth quarters of 2020 included $3.6 million, $5.1 million and $7.9 million, respectively, related to PPP loans. Excluding the impact of these loan payments and accretion, the tax equivalent net interest margin was 3.85%, 3.95%, 4.05%, and 3.86%, for the first, second, third, and fourth quarters of 2020, respectively, and 3.82% for the year ended December 31, 2020.

In the following table, the change in tax equivalent interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 26 - Volume/Rate Variance Analysis
	Change from 2019 to 2020			Change from 2018 to 2019
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$40,552	$(33,163)	$7,389	$37,133	$13,155	$50,288
Taxable investments	(4,830)	(1,565)	(6,395)	(3,482)	216	(3,266)
Tax-exempt investments	(727)	71	(656)	255	(20)	235
Money market instruments	2,587	(5,795)	(3,208)	2,265	275	2,540
Total interest income	37,582	(40,452)	(2,870)	36,171	13,626	49,797
Interest expense:
Transaction accounts	$310	$(9,977)	$(9,667)	$1,461	$3,691	$5,152
Savings accounts	2,621	(17,160)	(14,539)	1403	6,978	8,381
Time deposits	(1,955)	(3,353)	(5,308)	733	4,386	5,119
Short-term borrowings	701	(2,067)	(1,366)	(11)	887	876
Long-term debt	(3,467)	1,674	(1,793)	(1,991)	1,323	(668)
Total interest expense	(1,790)	(30,883)	(32,673)	1,595	17,265	18,860
Net variance	$39,372	$(9,569)	$29,803	$34,576	$(3,639)	$30,937

Other Income:  Other income was $125.7 million in 2020, compared to $97.2 million in 2019, and $101.1 million in 2018.

The following table displays total other income for Park in 2020, 2019 and 2018.

Table 27 - Other Income
Year Ended December 31,
(In thousands)	2020	2019	2018
Income from fiduciary activities	$28,873	$27,768	$26,293
Service charges on deposit accounts	8,445	10,835	11,461
Other service income	37,611	15,500	14,266
Debit card fee income	22,160	20,250	17,317
Bank owned life insurance income	4,789	4,557	6,815
ATM fees	1,773	1,828	1,978
Gain (loss) on the sale of OREO, net	1,207	(222)	4,235
Net gain (loss) on the sale of debt securities	3,286	(421)	(2,271)
Gain on equity securities, net	2,182	5,118	4,616
Other components of net periodic benefit income	7,952	4,732	6,820
Gain on the sale of non-performing loans	—	—	2,826
Miscellaneous	7,386	7,248	6,745
Total other income	$125,664	$97,193	$101,101

Other income was impacted by the acquisitions of NewDominion and Carolina Alliance. The NewDominion Division and the Carolina Alliance Division contributed an aggregate of $9.5 million and $4.6 million to other income at Park during the years ended December 31, 2020 and December 31, 2019, respectively.

Table 28 - Other Income breakout
	Change from 2019 to 2020			Change from 2018 to 2019
(In thousands)	Park less ND and CABF	ND and CABF	Total	Park less ND and CABF	ND and CABF	Total
Income from fiduciary activities	$1,061	$44	$1,105	$1,475	$—	$1,475
Service charges on deposit accounts	(2,444)	54	(2,390)	(876)	250	(626)
Other service income	17,868	4,243	22,111	(45)	1,279	1,234
Debit card fee income	1,711	199	1,910	2,368	565	2,933
Bank owned life insurance income	147	85	232	(2,618)	360	(2,258)
ATM fees	(101)	46	(55)	(118)	(32)	(150)
Gain (loss) on the sale of OREO, net	1,400	29	1,429	(4,457)	—	(4,457)
Net gain (loss) on the sale of debt securities	3,707	—	3,707	1,850	—	1,850
Gain on equity securities, net	(2,797)	(139)	(2,936)	379	123	502
Other components of net periodic benefit income	3,185	35	3,220	(2,091)	3	(2,088)
Gain on the sale of non-performing loans	—	—	—	(2,826)	—	(2,826)
Miscellaneous	(130)	268	138	(1,148)	1,651	503
Total other income	$23,607	$4,864	$28,471	$(8,107)	$4,199	$(3,908)

Income from fiduciary activities increased by $1.1 million, or 4.0%, to $28.9 million in 2020, compared to $27.8 million in 2019. The $27.8 million in 2019 was an increase of $1.5 million, or 5.6%, compared to $26.3 million in 2018. The increases in fiduciary fee income in 2020 and 2019 were primarily due to improvements in the equity markets and also due to an increase in the total account balances serviced by PNB’s Trust Department.  PNB charges fiduciary fees largely based on the market value of the trust assets. The average market value of the trust assets managed by PNB was $6.17 billion in 2020, compared to $5.85 billion in 2019 and $5.49 billion in 2018.

Service charges on deposit accounts decreased by $2.4 million, or 22.1%, to $8.4 million in 2020, compared to $10.8 million in 2019. The $10.8 million in 2019 was a decrease of $626,000, or 5.5%, compared to $11.5 million in 2018. The declines in 2020 and 2019 were related to declines in service charges on deposits, largely as a result of a decline in other non-sufficient funds (NSF) fee income and service charges on demand deposit accounts.

Other service income increased $22.1 million, or 142.7%, to $37.6 million in 2020, compared to $15.5 million in 2019. The $15.5 million in 2019 was an increase of $1.2 million, or 8.6%, compared to $14.3 million in 2018. The increase in 2020 compared to 2019 was primarily related to increase in other service income related to mortgage loan originations, including a $17.2 million increase in fee income related to a $686.5 million increase in mortgage loan originations to be sold in the secondary market, a $1.7 million increase in income related to investor rate locks and loans held for sale, and a $2.3 million increase in mortgage servicing rights income. Sold mortgage origination volume increased by $747.9 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in 2019 compared to 2018 was related to increases in other service income due to the acquisitions of NewDominion and Carolina Alliance which increased sold mortgage loan originations.

Debit card fee income, which is generated from debit card transactions, increased $1.9 million, or 9.4%, to $22.2 million, compared to $20.3 million in 2019. The $20.3 million in 2019 was an increase of $2.9 million, or 16.9%, compared to $17.3 million in 2018. The increases in 2020 and 2019 were attributable to continued increases in the volume of debit card transactions, which increased 4.4% in 2020 from 2019 and increased 7.4% in 2019 from 2018. In addition, the increase in 2020 and 2019 was attributable to changes in our point of sale network. Park continues to focus on deposit offerings that incent our customers to use their debit card.

Bank owned life insurance income decreased by $2.3 million, or 33.1%, to $4.6 million in 2019, compared to $6.8 million in 2018. The decrease in 2019 from 2018 of $2.3 million was primarily related to income from death benefits paid on policies. Park recorded $223,000 of income from death benefits paid on policies in 2019, compared to $2.7 million of income from death benefits paid on policies during 2018.

Gain (loss) on the sale of OREO, net, reflected income of $1.2 million in 2020, an increase of $1.4 million, compared to a loss of $222,000 in 2019, and the loss of $222,000 in 2019 reflected a decrease of $4.5 million, compared to a gain of $4.2 million in 2018. The increase in 2020 was primarily due to a $1.2 million gain on the sale of two OREO properties during 2020, one of which was participated to PNB from SEPH. The decrease in 2019 was primarily due to a $4.1 million gain in 2018 on the sale of one OREO property, which was partially participated to PNB from SEPH.

During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million. During 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000. During 2018, Park sold certain AFS debt securities with a book value of $245.0 million at a gross loss of $2.6 million, sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000, and sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $0.3 million. These HTM debt securities had been paid down by 96.3% of the principal outstanding at acquisition.
During the years ended December 31, 2020, 2019 and 2018, $(239,000), $345,000 and $(287,000), respectively, of unrealized (losses) gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income. An additional $3.5 million gain recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income for the year ended December 31, 2018 related to Park's 8.55% investment in NewDominion which was held at December 31, 2017.

For the years ended December 31, 2020, 2019 and 2018, $2.4 million, $4.8 million and $1.4 million, respectively, of unrealized gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

Other components of net periodic pension benefit income increased by $3.2 million, or 68.0%, to $8.0 million in 2020, compared to $4.7 million in 2019. The $4.7 million in 2019 was a decrease of $2.1 million, or 30.6%, compared to $6.8 million in 2018. The increase in 2020 was largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets. The decrease in 2019 was largely due to a decrease in the expected return on plan assets based on a decrease in plan assets and increased interest costs.

Gain on the sale of non-performing loans was $2.8 million for 2018. This was related to certain non-performing loans, which had a book balance of $174,000, that were sold in the fourth quarter of 2018. No non-performing loans were sold in 2020 or 2019.

Other Expense: Other expense was 286.6 million in 2020, compared to $264.0 million in 2019, and $228.8 million in 2018. Other expense increased by $22.6 million, or 8.6% in 2020, and increased by $35.2 million, or 15.4%, in 2019. The following table displays total other expense for Park for 2020, 2019 and 2018.

Table 29 - Other Expense
Year Ended December 31,
(In thousands)	2020	2019	2018
Salaries	$128,040	$119,514	$103,755
Employee benefits	37,115	36,806	30,289
Occupancy expense	13,802	12,815	11,251
Furniture and equipment expense	18,805	17,032	16,139
Data processing fees	11,659	10,750	8,477
Professional fees and services	31,303	33,317	28,894
Marketing	5,828	5,753	5,144
Insurance	6,423	3,130	5,289
Communication	4,084	5,351	4,981
State tax expense	3,991	3,829	3,813
Amortization of intangible assets	2,263	2,355	578
FHLB prepayment penalty	10,529	612	197
Foundation contributions	3,000	1,500	3,000
Miscellaneous	9,753	11,224	6,948
Total other expense	$286,595	$263,988	$228,755
Full-time equivalent employees	1,755	1,907	1,782

Other expense was impacted by the acquisitions of NewDominion and Carolina Alliance, which closed July 1, 2018 and April 1, 2019, respectively. The NewDominion Division and the Carolina Alliance Division contributed an aggregate of $27.6 million and $27.2 million to other expense at Park during the year ended December 31, 2020 and December 31, 2019, respectively. See Table 31- "Items Impacting Comparability" for further additional expense detail.

Table 30 - Other Expense breakout
	Change from 2019 to 2020			Change from 2018 to 2019
(In thousands)	Park less ND and CABF	ND and CABF	Total	Park less ND and CABF	ND and CABF	Total
Salaries	$7,354	$1,172	$8,526	$6,850	$8,909	$15,759
Employee benefits	(657)	966	309	4,620	1,897	6,517
Occupancy expense	714	273	987	(134)	1,698	1,564
Furniture and equipment expense	1,696	77	1,773	58	835	893
Data processing fees	1,603	(694)	909	1,502	771	2,273
Professional fees and services	(1,699)	(315)	(2,014)	3,065	1,358	4,423
Marketing	300	(225)	75	144	465	609
Insurance	2,712	581	3,293	(2,380)	221	(2,159)
Communication	(1,136)	(131)	(1,267)	145	225	370
State tax expense	166	(4)	162	35	(19)	16
Amortization of intangible assets	—	(92)	(92)	—	1,777	1,777
FHLB prepayment penalty	9,917	—	9,917	415	—	415
Foundation contributions	1,455	45	1,500	(1,507)	7	(1,500)
Miscellaneous	(231)	(1,240)	(1,471)	(1,939)	3,215	1,276
Total other expense	$22,194	$413	$22,607	$10,874	$21,359	$32,233

Salaries expense increased by $8.5 million, or 7.1%, to $128.0 million in 2020, compared to $119.5 in 2019. The $119.5 million in 2019 was an increase of $15.8 million, or 15.2%, compared to $103.8 million in 2018. The increase in 2020 was due to a $4.6 million increase in salary expense, which was primarily related to increases in base salary and $3.6 million in severance and restructuring related expense, a $1.9 million increase in additional compensation expense, an $850,000 increase in the vacation accrual and a $1.0 million increase in share-based compensation expenses related to PBRSU awards granted under the Park 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") (prior to 2017) and both PBRSU and TBRSU awards granted under the Park 2017 Long-Term Incentive Plan for Employees (the "2017 Employee LTIP").

The increase in salaries expense in 2019 was due to a $13.2 million increase in salary expense, excluding merger-related costs, a $1.6 million increase in salary expense due to merger-related costs for the Carolina Alliance acquisition, and a $1.0 million increase in share-based compensation expense related to PBRSU awards granted under the 2013 Incentive Plan (prior to 2017) and the 2017 Employee LTIP. Park had 1,755 full-time equivalent employees at year-end 2020, compared to 1,907 full-time equivalent employees at year-end 2019, of which 93 full-time equivalent employees were at Carolina Alliance, and compared to 1,782 full-time equivalent employees at year-end 2018, of which 40 full-time equivalent employees were at NewDominion. During 2020, Park closed 23 offices, which resulted to the significant reduction in full-time equivalent employees during 2020.

Employee benefits expense increased $309,000, or 0.8%, to $37.1 million in 2020, compared to $36.8 million in 2019. The $36.8 million in 2019 was an increase of $6.5 million, or 21.5%, compared to $30.3 million in 2018. The increase in 2020 was due to a $2.4 million increase in pension plan expense, a $505,000 increase in miscellaneous employee benefits and a $300,000 increase in the KSOP match, partially offset by a $3.0 million decrease in group insurance costs. The increase in 2019 was due to a $5.0 million increase in group insurance costs, a $1.4 million increase in payroll taxes and a $951,000 increase in the KSOP match, partially offset by a $673,000 decrease in pension plan expense.

Occupancy expense increased by $987,000, or 7.7%, to $13.8 million in 2020, compared to $12.8 million in 2019. The $12.8 million in 2019 was an increase of $1.6 million, or 13.9%, compared to $11.3 million in 2018. The $987,000 increase in 2020 was primarily the result of increased depreciation on premises and a write-down in the right-of-use lease asset related to branches that closed September 30, 2020. The $1.6 million increase in 2019 was primarily related to the acquisition of Carolina Alliance.

Furniture and equipment expense increased $1.8 million, or 10.4%, to $18.8 million in 2020, compared to $17.0 million in 2019. The $17.0 million in 2019 was an increase of $893,000, or 5.5%, compared to $16.1 million in 2018. The increase in 2020 was primarily related to increased expenses related to repairs and maintenance on equipment, which also included software maintenance and costs, as well as increased depreciation on furniture and equipment. The increase in 2019 was primarily due to increases in maintenance and repairs on equipment, as well as the acquisition of Carolina Alliance.

Data processing fees increased by $909,000, or 8.5%, in 2020 to $11.7 million, compared to $10.8 million in 2019. The $10.8 million in 2019 was an increase of $2.3 million, or 26.8%, compared to $8.5 million in 2018. The increase in 2020 was related to increased mortgage processing costs, debit card processing costs and other data processing and software costs. The increase in 2019 was primarily related to the acquisition of Carolina Alliance, as well as an increase in debit card related costs due to an increase in debit card transactions.

Professional fees and services decreased by $2.0 million, or 6.0%, to $31.3 million in 2020, compared to $33.3 million in 2019. The $33.3 million in 2019 was an increase of $4.4 million, or 15.3%, compared to $28.9 million in 2018. This subcategory of total other expense includes legal fees, management consulting fees, director fees, audit fees, regulatory examination fees and memberships in industry associations. The decrease in professional fees and services expense in 2020 was largely related to a $4.4 million decrease in fees related to the acquisition of Carolina Alliance and a $1.0 million decrease in legal expense, partially offset by a $2.1 million increase in management and consulting expense and a $1.2 million increase in title, appraisal and credit costs. The increase in professional fees and services expense in 2019 was largely related to increases in fees related to the acquisition of Carolina Alliance, as well as increases in management and consulting expense.

Insurance expense increased by $3.3 million, or 105.2%, to $6.4 million in 2020, compared to $3.1 million in 2019. The $3.1 million in 2019 was a decrease of $2.2 million, or 40.8%, compared to $5.3 million in 2018. The increase in 2020 and the decrease in 2019 were primarily due to the utilization of a $2.2 million assessment credit to reduce the FDIC insurance expense during the third and fourth quarters of 2019. 2020 was also impacted by an increase in the assessment base compared to 2019.
Communication expense decreased by $1.3 million, or 23.7%, to $4.1 million in 2020, compared to $5.4 million in 2019. The decrease in 2020 was primarily related to a change in statement mailing and production costs, which resulted in lower direct postage expense, but was more than offset by an increase in supply expense which is included in miscellaneous expense.
Amortization of intangible assets increased $1.8 million, to $2.4 million in 2019, compared to $578,000 in 2018. The amortization of intangible assets was due to the core deposit intangibles from the acquisitions of both NewDominion and Carolina Alliance.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense decreased by $1.5 million, or 13.1%, to $9.8 million in 2020, compared to $11.2 million in 2019. The $11.2 million in 2019 was an increase of $4.3 million, or 15.4%, compared to $6.9 million in 2018. The $1.5 million decrease in 2020 was primarily due to a decrease in training and travel related expenses as well as a decrease in non-loan related losses. The $4.3 million increase in 2019 was primarily due to a $1.3 million expense related to the write-down of the NewDominion trade name intangible, a $1.3 million increase in operating lease depreciation, a $475,000 increase in training and travel related expenses, a $421,000 increase in miscellaneous merger-related expenses, and a $319,000 increase in supplemental executive retirement plan expense.

Items Impacting Comparability:

From time to time, revenue, expenses, and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short term in nature. Most often, these items impacting comparability of period results are due to merger and acquisition activities, management restructuring, branch closures, a rebranding initiative, COVID-19 related expenses and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

The following table details those items which management believes impacts the comparability of current and prior period amounts.

Table 31- Items impacting comparability	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	Affected Line Item
Net interest income	$327,630	$297,737	$266,898
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	4,443	5,193	1,096	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	226	593	287	Interest on deposits
less interest income on former Vision Bank relationships	453	256	3,429	Interest and fees on loans
Net interest income - adjusted	$322,508	$291,695	$262,086

Provision for loan losses	$12,054	$6,171	$7,945
less recoveries on former Vision Bank relationships	(21,982)	(3,042)	(971)	Provision for loan losses
Provision for loan losses - adjusted	$34,036	$9,213	$8,916

Other income	$125,664	$97,193	$101,101
less net gain (loss) on sale of former Vision Bank OREO properties	1,208	(111)	4,229	Gain (loss) on the sale of OREO, net
less gain on 8.55% prior investment in NewDominion	—	—	3,500	Gain on equity securities, net
less other service income related to former Vision Bank relationships	590	52	1,081	Other service income
less rebranding initiative related expenses	(572)	—	—	Miscellaneous
less net gain on sale of non-performing loans	—	—	2,826	Gain on the sale of non-performing loans
less net gain (loss) on the sale of debt securities in the ordinary course of business	3,286	(421)	(2,271)	Net gain (loss) on the sale of debt securities
Other income - adjusted	$121,152	$97,673	$91,736

Table 31- Items impacting comparability	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	Affected Line Item
Other expense	$286,595	$263,988	$228,755
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	117	3,567	1,987	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	78	Employee benefits
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	1	—	Occupancy expense
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	16	—	Data processing fees
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	496	4,856	2,798	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	16	16	8	Insurance
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	421	313	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	2,263	2,355	578	Amortization of intangible assets
less Foundation contributions	3,000	1,500	3,000	Foundation contributions
less severance and restructuring charges	3,596	107	451	Salaries
less severance and restructuring charges	847	—	—	Employee benefits
less FDIC assessment credit	—	(2,193)	—	Insurance
less rebranding initiative related expenses	72	—	—	Employee benefits
less rebranding initiative related expenses	47	—	—	Occupancy expense
less rebranding initiative related expenses	75	—	—	Furniture and equipment expense
less rebranding initiative related expenses	23	—	—	Marketing
less rebranding initiative related expenses	734	1,073	102	Professional fees and services
less rebranding initiative related expenses	2	90	—	Communication
less rebranding initiative related expenses (including trade name intangible expense)	87	1,313	—	Miscellaneous
less COVID-19 related expenses (bonuses and calamity pay)	3,622	—	—	Salaries
less extra direct compensation related to collection of payments on former Vision Bank loan relationships	1,900	—	—	Salaries
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	2,383	622	1,272	Professional fees and services
less one-time incentive expense	—	—	1,128	Salaries
less FHLB prepayment penalty	10,529	612	197	FHLB prepayment penalty
Other expense - adjusted	$256,786	$249,632	$216,843

Tax effect of adjustments to net income identified above (1)	$(379)	$1,208	$(680)

Net income - reported	$127,923	$102,700	$110,387
Net income - adjusted	$126,495	$107,244	$107,831
(1) The tax effect of adjustments to net income was calculated assuming a 21% corporate federal income tax rate for 2020, 2019 and 2018.

Income Taxes: Income tax expense was $26.7 million in 2020, compared to $22.1 million in 2019, and $20.9 million in 2018. Income tax expense as a percentage of income before taxes was 17.3% in 2020, 17.7% in 2019 and 15.9% in 2018. The difference between the statutory federal corporate income tax rate of 21% for 2020 and Park’s effective tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on common shares held within Park’s salary deferral plan. Park's permanent federal tax differences for 2020 were approximately $6.7 million, compared to $5.3 million for 2019. Park expects permanent federal tax differences for 2021 will be approximately $5.9 million.

CREDIT EXPERIENCE

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

The table below provides additional information on the provision for loan losses and the ALLL for 2020, 2019 and 2018.

Table 32 - ALLL Information
(In thousands)	2020	2019	2018
ALLL, beginning balance	$56,679	$51,512	$49,988
Charge-offs	10,304	11,177	13,552
Recoveries	(27,246)	(10,173)	(7,131)
Net (recoveries) charge-offs	(16,942)	1,004	6,421
Provision for loan losses:	12,054	6,171	7,945
ALLL, ending balance	$85,675	$56,679	$51,512
Average loans	$6,990,458	$6,208,496	$5,460,664
Net (recoveries) charge-offs as a percentage of average loans	(0.24)%	0.02%	0.12%

For the year ended December 31, 2020, gross income of $9.3 million would have been recognized on loans that were nonaccrual as of December 31, 2020 had these loans been current in accordance with their original terms. Interest income on nonaccrual loans may be recorded on a cash basis and be included in earnings only when Park expects to receive the entire recorded investment of the loan. Of the $9.3 million that would have been recognized, approximately $3.7 million was included in interest income for the year ended December 31, 2020.

Charge-offs for 2020 include the charge-off of $283,000 in specific reserves for which provision expense had been recognized in a prior year, compared to $236,000 for 2019 and $20,000 for 2018. Net (recoveries) charge-offs adjusted for changes in specific reserves as a percentage of average loans for the years ended December 31, 2020, 2019 and 2018 were (0.24)%, 0.06%, and 0.15%, respectively.

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the date of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. As of December 31, 2020, there was a $678,000 allowance related to acquired loans which were not designated as Purchased Credit Impaired ("PCI") and an allowance of $167,000 related to acquired PCI loans.

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

At year-end 2020, the allowance for loan losses was $85.7 million, or 1.19%, of total loans outstanding, compared to $56.7 million, or 0.87%, of total loans outstanding at year-end 2019, and $51.5 million, or 0.90% of total loans outstanding at year-end 2018. The table below provides additional information related to specific reserves on impaired commercial loans, additional reserves on PCI loans and general reserves for all other loans in Park’s portfolio at December 31, 2020, 2019 and 2018.

Table 33 - General Reserve Trends
	Year Ended December 31,
(In thousands)	2020	2019	2018
Allowance for loan losses, end of period	$85,675	$56,679	$51,512
Allowance on PCI loans	167	268	—
Allowance on purchased loans	678	—	—
Specific reserves	5,434	5,230	2,273
General reserve on originated loans	$79,396	$51,181	$49,239
Total loans	$7,177,785	$6,501,404	$5,692,132
PCI loans (1)	11,153	14,331	3,943
Purchased loans	360,056	548,436	225,029
Impaired commercial loans	108,407	77,459	48,135
Originated loans excluding impaired commercial loans	$6,698,169	$5,861,178	$5,415,025

Allowance for loan losses as a percentage of year-end loans	1.19%	0.87%	0.90%
Allowance for loan losses on originated loans as a percentage of year-end originated loans	1.25%	0.95%	0.94%
Allowance for loan losses on originated loans as a percentage of year-end originated loans (excluding PPP loans) (2)	1.31%	N.A.	N.A.

General reserves as a percentage of originated total loans less impaired commercial loans	1.19%	0.87%	0.91%
General reserves as a percentage of originated total loans less impaired commercial loans (excluding PPP loans) (2)	1.24%	N.A.	N.A.
 (1) Excludes PCI loans which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $0, $5,000 and $475,000 as of December 31, 2020, 2019 and 2018, respectively.
(2) Excludes $337.1 million of PPP loans and $337,000 in related allowance at December 31, 2020. No PPP loans were outstanding at December 31, 2019 or December 31, 2018.

The allowance for loan losses of $85.7 million at December 31, 2020 represented a $29.0 million, or 51.2%, increase compared to $56.7 million at December 31, 2019. This increase was largely the result of a $28.2 million increase in general reserves on total originated loans and a $204,000 increase in specific reserves. As of December 31, 2020, a $678,000 allowance had been established for performing purchased loans and a $167,000 allowance had been established for PCI loans. In addition to the established allowance related to purchased loans, as of December 31, 2020, these loans have a remaining purchase accounting discount of $7.2 million. The $28.2 million increase in general reserves was the result of the estimated increase in incurred losses as a result of the impact of the COVID-19 pandemic. This estimate was established based on consideration of Park's existing environmental loss factors, modification programs Park has put in place, and balances of high risk portfolios such as hotel and accommodations, restaurants and food service and strip shopping centers. Much is still unknown about the long-term economic impact of the COVID-19 pandemic and management will continue to evaluate this estimate of incurred losses as new information becomes available

Management believes that the allowance for loan losses at year-end 2020 is adequate to absorb probable, incurred credit losses in the loan portfolio. See "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K, and the discussion under the heading “CRITICAL ACCOUNTING POLICIES” earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on management’s evaluation of the adequacy of the allowance for loan losses.

The table below provides a summary of Park's loan loss experience over the past five years:

Table 34 - Summary of Loan Loss Experience
(In thousands)	2020	2019	2018	2017	2016

Average loans	$6,990,458	$6,208,496	$5,460,664	$5,327,507	$5,122,862
Allowance for loan losses:
Beginning balance	56,679	51,512	49,988	50,624	56,494
Charge-offs:
Commercial, financial
and agricultural	1,468	2,231	2,796	6,017	5,786
Construction real estate	6	—	72	105	1,436
Residential real estate	356	224	441	1,208	3,014
Commercial real estate	1,824	415	281	1,798	412
Consumer	6,634	8,307	9,962	10,275	10,151
Leases	16	—	—	—	—
Total charge-offs	$10,304	$11,177	$13,552	$19,403	$20,799
Recoveries:
Commercial, financial
and agricultural	$20,765	$1,241	$1,221	$809	$1,259
Construction real estate	1,122	2,682	712	2,124	8,559
Residential real estate	991	787	844	1,863	2,446
Commercial real estate	738	720	272	810	3,671
Consumer	3,629	4,742	4,078	4,603	4,094
Leases	1	1	4	1	1
Total recoveries	$27,246	$10,173	$7,131	$10,210	$20,030
Net (recoveries) charge-offs	$(16,942)	$1,004	$6,421	$9,193	$769
Provision (recovery) included in earnings	12,054	6,171	7,945	8,557	(5,101)
Ending balance	$85,675	$56,679	$51,512	$49,988	$50,624
Ratio of net (recoveries) charge-offs to average loans	(0.24)%	0.02%	0.12%	0.17%	0.02%
Ratio of allowance for loan losses
to end of year loans	1.19%	0.87%	0.90%	0.93%	0.96%

The following table summarizes Park's allocation of the allowance for loan losses for the past five years:

Table 35 - Allocation of Allowance for Loan Losses
December 31,	2020		2019		2018		2017		2016
(In thousands)	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category
Commercial, financial, and agricultural	$25,608	22.14%	$20,203	18.23%	$16,777	18.85%	$15,022	19.61%	$13,434	18.87%
Construction real estate	7,288	4.78%	5,311	5.10%	4,463	4.36%	4,430	3.38%	5,247	3.58%
Residential real estate	11,363	25.26%	8,610	29.11%	8,731	31.51%	9,321	32.11%	10,958	34.31%
Commercial real estate	23,480	24.36%	10,229	24.76%	9,768	22.54%	9,601	21.73%	10,432	21.92%
Consumer	17,418	23.12%	12,211	22.34%	11,773	22.70%	11,614	23.11%	10,553	21.26%
Leases	518	0.34%	115	0.46%	—	0.04%	—	0.06%	—	0.06%
Total	$85,675	100.00%	$56,679	100.00%	$51,512	100.00%	$49,988	100.00%	$50,624	100.00%

As of December 31, 2020, Park had no concentrations of loans exceeding 10% to borrowers engaged in the same or similar industries nor did Park have any loans to foreign governments.

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) troubled debt restructurings (TDRs) on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments, where interest continues to accrue; 4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and 5) other nonperforming assets. As of December 31, 2020, 2019 and 2018, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

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

The following is a summary of Park’s nonperforming assets at the end of each of the last five years:

Table 36 - Nonperforming Assets
	December 31,
(In thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$117,368	$90,080	$67,954	$72,056	$87,822
Accruing TDRs	20,788	21,215	15,173	20,111	18,175
Loans past due 90 days or more and accruing	1,458	2,658	2,243	1,792	2,086
Total nonperforming loans	$139,614	$113,953	$85,370	$93,959	$108,083
OREO	1,431	4,029	4,303	14,190	13,926
Other nonperforming assets	3,164	3,599	3,464	4,849	—
Total nonperforming assets	$144,209	$121,581	$93,137	$112,998	$122,009
Percentage of nonperforming loans to total loans	1.95%	1.75%	1.50%	1.75%	2.05%
Percentage of nonperforming assets to total loans	2.01%	1.87%	1.64%	2.10%	2.31%
Percentage of nonperforming assets to total assets	1.55%	1.42%	1.19%	1.50%	1.63%

Included in nonaccrual loans in the previous table were $1.6 million, $10.3 million and $11.7 million of SEPH nonaccrual loans at December 31, 2018, December 31, 2017, and December 30, 2016, respectively. There were no SEPH nonaccrual loans at December 31, 2020 or December 31, 2019. Included in OREO totals above were $594,000 of SEPH OREO at December 31, 2020, $929,000 of SEPH OREO at December 31, 2019, $1.5 million of SEPH OREO at December 31, 2018, $7.7 million of SEPH OREO at December 31, 2017 and $7.9 million of SEPH OREO at December 31, 2016.

Park classifies loans as nonaccrual when a loan 1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at December 31, 2020, 2019, and 2018.

Table 37 - Delinquency Status of Nonaccrual Loans
	December 31, 2020		December 31, 2019		December 31, 2018
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$92,600	1.29%	$66,282	1.02%	$50,654	0.89%
Nonaccrual loans - past due	24,768	0.35%	23,798	0.37%	17,300	0.30%
Total nonaccrual loans	$117,368	1.64%	$90,080	1.39%	$67,954	1.19%

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

The following table highlights the credit trends within the commercial loan portfolio.

Table 38 - Commercial Credit Trends
Commercial loans * (In thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Pass rated	$3,893,205	$3,418,159	$2,894,548
Special Mention	102,812	27,367	16,027
Substandard	109	973	481
Impaired	108,407	77,459	48,135
Accruing PCI	10,296	13,364	3,943
Total	$4,114,829	$3,537,322	$2,963,134

Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) certain construction real estate loans; (4) certain residential real estate loans; and (5) leases. Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse, less those commercial loans currently considered to be impaired.

Park had $102.9 million of non-impaired commercial loans included on the watch list at December 31, 2020, compared to $28.3 million at December 31, 2019, and $16.5 million at December 31, 2018. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms. The $74.6 million increase in non-impaired commercial watch list loans from December 31, 2019 to December 31, 2020 was largely due to $73.2 million of hotels and accommodation loans that were downgraded to special mention or substandard as a result of the impact of COVID-19. In addition to the $73.2 million in hotels and accommodation loans that were downgraded to special mention, $22.0 million in hotels and accommodation loans were downgraded to impaired status. Park is closely monitoring the impact of COVID-19 on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Delinquencies have remained low over the past 36 months. Delinquent and accruing loans were $20.1 million, or 0.28% of total loans at December 31, 2020, compared to $23.8 million, or 0.37% of total loans at December 31, 2019, and $31.4 million, or 0.55% of total loans at December 31, 2018.

Impaired Loans: Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At December 31, 2020, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of the collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for amounts different from management’s estimates.

Impaired commercial loans were $108.4 million at December 31, 2020, an increase of $30.9 million, compared to $77.5 million at December 31, 2019. A majority of this increase occurred in the second and third quarters of 2020 with September 30, 2020 impaired loans totaling $116.1 million. The $108.4 million of impaired commercial loans at December 31, 2020 included $8.8 million of loans modified in a TDR which are currently on accrual status and performing in accordance with the restructured terms, up from $8.4 million at December 31, 2019. Impaired commercial loans are individually evaluated for impairment and specific reserves are established to cover any probable, incurred losses for those loans that have not been charged down to the net realizable value of the underlying collateral or to the net present value of expected cash flows.

As of December 31, 2020, management had taken partial charge-offs of $655,000 related to the $108.4 million of commercial loans considered to be impaired, compared to charge-offs of $719,000 related to the $77.5 million of impaired commercial loans at December 31, 2019.  The table below provides additional information related to Park's impaired commercial loans at December 31, 2020, 2019, and 2018.

Table 39 - Impaired Commercial Loans
Years ended December 31,
(In thousands)	2020	2019	2018
Unpaid principal balance	$109,062	$78,178	$59,381
Prior charge-offs	655	719	11,246
Remaining principal balance	108,407	77,459	48,135
Specific reserves	5,434	5,230	2,273
Book value, after specific reserves	$102,973	$72,229	$45,862

PCI loans: In conjunction with the NewDominion acquisition, Park acquired loans with deteriorated credit quality with a book value of $5.1 million which were recorded at the preliminary fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans with deteriorated credit quality with a book value of $19.9 million which were recorded at the initial fair value of $18.4 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2020 was $11.2 million, of which none were considered impaired due to additional credit deterioration post acquisition. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $14.3 million, of which $5,000 were considered impaired due to additional credit deterioration post acquisition. The remaining $14.3 million were not included in impaired loan totals. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2018 was $4.4 million, of which $475,000 were considered impaired due to additional credit deterioration post acquisition. The remaining $3.9 million were not included in impaired loan totals.

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

Commercial Loans

Excluding acquired loans, the allowance for loan losses related to performing commercial loans was $57.1 million, or 1.55% of the outstanding principal balance of performing commercial loans at December 31, 2020. Excluding acquired loans, at December 31, 2020, the coverage level within the commercial loan portfolio was approximately 5.56 times the 132-month historical loss factor compared to 3.40 times the 120-month historical loss factor at December 31, 2019. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 132-month period ended December 31, 2020, for the commercial loan portfolio was 0.28%. This 132-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision Bank loans.

Excluding acquired loans, the overall reserve of 1.55% for other accruing commercial loans breaks down as follows: PPP loans are reserved at 0.10%; pass-rated commercial loans are reserved at 1.64%; special mention commercial loans are reserved at 3.47%; and substandard commercial loans are reserved at 3.83%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 132-month loss experience of 0.28% are due to the following factors which management reviews on a quarterly or annual basis:

•Historical Loss Factor: In calculating the allowance for loan losses, management believes it is appropriate to consider historical loss rates that are comparable to the current period being analyzed, giving consideration to losses experienced over a full cycle. As such, a year is added to the look back period each time historical losses are updated, until the economic cycle is complete, as defined by a period of rising charge-offs, considering both internal and industry trends. In updating the historical loss rates to incorporate 2020 losses, management considered if the economic deterioration as a result of the COVID-19 pandemic represented the end of a cycle for the purposes of the allowance for loan loss calculation, but, due to the historically low level of charge-offs, determined 2020 should be included in the cycle beginning in 2010. For the historical loss factor at December 31, 2020, the Company utilized an annual loss rate, calculated based on an average of the net charge-offs and the annual change in specific reserves for impaired commercial loans, experienced during 2010 through 2020 within the individual segments of the commercial and consumer loan categories.
•Loss Emergence Period Factor: Typically, management calculates the loss emergence period for each commercial loan segment on an annual basis. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the loan being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2019. Management did not update the loss emergence period calculation in 2020. Due to the COVID-19 pandemic, management performed a timely analysis into its commercial loan portfolio to identify loans negatively impacted by the pandemic. This resulted in the downgrade of numerous loans to nonaccrual status within months of the loss event (the COVID-19 pandemic). Including these loans artificially lowers the loss emergence period for 2020. Management does not believe this is reflective of what is expected as the loss emergence period for the remaining portfolio.
During the third quarter of 2020, Park made the decision to extend the loss emergence period on all commercial loan types by six months. Management believes that the start of the COVID-19 pandemic in March 2020 represents the loss event. Management continues to refine its estimate of incurred losses as a result of this March 2020 loss event. Approximately nine months following the start of the pandemic, Park has experienced very little, if any, increase in delinquencies and charge-offs. Management believes that this is due to the unprecedented level of economic stimulus, CARES Act accommodations, and Consolidated Appropriations Act, 2021 accommodations provided by the U.S. government which has delayed loan defaults and losses.
•Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2020.
•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors have been determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At both December 31, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for 42% of the allowance for loan losses driven by environmental loss factors.
These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment in relation to the historical loss period. The environmental loss factors were updated in each quarter of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% of applicable loans at December 31, 2019 to 0.675% of applicable loans at March 31, 2020, to 0.75% of applicable loans at June 30, 2020, to 0.825% at September 30, 2020, and to 0.855% at December 31, 2020. The increases in the first and second quarters of 2020 were the result of upward adjustments to the factors for Ohio unemployment, percent change in Ohio GDP and consumer confidence. The increase in the third quarter of 2020 was due to the increased uncertainty in the overall economic environment, the unknown length and severity of the pandemic and the limitations in the incurred loss model to capture all probable incurred losses during such uncertain times. The increase in the fourth quarter was a result of consideration of the other environmental factors in relation to the extended 132-month historical loss period. Management will continue to evaluate this estimate of incurred losses as new information becomes available.

In addition to the increases in the environmental loss factor, in the second quarter, Park added additional reserves for three industries at particularly high risk due to the pandemic: hotels and accommodations, restaurants and food service, and strip shopping centers. These industries have had high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. As a result, additional reserves totaling $3.8 million were added for these portfolios on top of that already calculated. This amount was calculated by applying the loss factor for special mention credits to all 4-rated loans in these portfolios. A breakout of the 4-rated balances and additional reserve related to these portfolios is detailed in the following table.

Table 40 - High Risk Industries Reserve
	December 31, 2020
(in thousands)	4-Rated Balance	4-Rated Balance - Originated	4-Rated Balance - Purchased	Additional Reserve
Hotels and accommodations	$96,909	$93,090	$3,819	$1,391
Restaurants and food service	33,409	27,880	5,529	637
Strip shopping centers	177,706	156,605	21,101	1,731
Total	$308,024	$277,575	$30,449	$3,759

Additionally, management applied a 1% reserve to all hotels and accommodations loans in the general reserve population to account for increased valuation risk. At December 31, 2020, Park's originated hotels and accommodations loans had a balance of $181.4 million with an additional reserve specific to valuation risks of $1.8 million.

As of December 31, 2020, Park had $337.1 million of PPP loans which are included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Consumer Loans

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 132 months, through December 31, 2020. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards). The loss factor applied to Park’s consumer loan portfolio as of December 31, 2020 was based on the historical loss experience over the preceding 132 months, plus an additional judgmental reserve, increasing the total allowance for loan loss coverage in the consumer loan portfolio to 2.63 times the 132-month historical loss factor of 0.28% compared to 1.90 times the 120-month historical loss factor of 0.31% at December 31, 2019.

For the consumer portfolio, a specific COVID-19 factor was added to each segment equal to 75% of the 132-month historical loss factor (representing 9 months of charge-off delay). This increase considers the payment deferrals being provided to consumer loan customers and unprecedented level of government stimulus as well as the likely delays in delinquencies and charge-offs as a result.

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

Purchased Loans

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the respective dates of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. At December 31, 2020, there was a $678,000 allowance related to performing acquired loans. At December 31, 2020, a reserve of $167,000 had been established related to PCI loans. At December 31, 2019, there was no allowance related to performing acquired loans, and a reserve of $268,000 related to PCI loans.

Current Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new accounting guidance in FASB ASU 2016-13 replaces the incurred loss methodology with an expected loss methodolgy, which is referred to as the CECL methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with ASU 2016-13 including the CECL methodology for estimating the allowance for credit losses. This temporary relief was set to expire on the earlier of the date on which the national emergency concerning COVID-19 terminated or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

Section 540 of the Consolidated Appropriations Act, 2021, amended Section 4014 of the CARES Act by extending the relief period provided in the CARES Act. The Consolidated Appropriations Act, 2021, modifies the CARES Act so that temporary relief will expire on the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022.

Park elected to delay the implementation of CECL following the approval of the CARES Act. The CECL standard requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. In the unprecedented circumstances surrounding the COVID-19 pandemic and the response thereto, Park believes that adopting the CECL methodology in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management has elected to further delay adoption of CECL to January 1, 2021. This will allow Park to utilize the CECL standard for the entire year of adoption.

Park formed a cross-functional CECL Committee and engaged a third party vendor to assist with the adoption of ASU 2016-13. The Company currently intends to use a blend of multiple economic forecasts to estimate expected credit losses over a one year reasonable and supportable forecast period and then revert, over a one year period to longer term historical loss experience to arrive at lifetime expected losses. Based on preliminary modeling results, management estimates that the reserve will increase to between $90 million and $100 million upon adoption, with the day 1 increase being recorded through a one-time cumulative-effect adjustment to retained earnings as of January 1, 2021. The actual impact from adopting this guidance may be subject to change based upon refinement and finalization of the model and associated assumptions, the refinement and finalization of qualitative factors, the implementation and testing of certain internal controls ensuring model effectiveness and management's judgment.

Park expects the Allowance for Credit Losses for unfunded commitments to increase to between $3.5 million and $4.5 million upon adoption of ASU 2016-13, with the day 1 increase being recorded through a one-time cumulative-effect adjustment to retained earnings as of January 1, 2021.

While it is expected that the adoption of ASU 2016-13 will increase the allowance for credit losses, many factors will determine the ultimate calculation at January 1, 2021. The adoption of ASU 2016-13 will not, however, change the overall credit risk in the Company's loan, lease and investment securities portfolios or the ultimate losses with respect thereto. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of ASU 2016-13 will depend on the composition of the loan, lease and investment securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts that exist at the date of adoption.

CAPITAL RESOURCES

Liquidity and Interest Rate Sensitivity Management: Park’s objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents increased by $210.5 million during 2020 to $370.5 million at year end. Cash provided by operating activities was $111.6 million in 2020, $111.6 million in 2019 and $132.0 million in 2018. Net income was the primary source of cash provided by operating activities during each year.

Cash used in investing activities was $455.9 million in 2020, while cash provided by investing activities was $60.1 million in 2019 and $45.4 million in 2018. Investment securities transactions and loan originations/repayments are the major uses or sources of cash in investing activities.  Proceeds from the sale, repayment or maturity of investment securities provide cash and purchases of investment securities use cash.  Net investment securities transactions provided cash of $188.1 million in 2020, $302.2 million in 2019 and $77.8 million in 2018. Cash used by the net increase in the loan portfolio was $620.2 million in 2020, $216.4 million in 2019 and $57.3 million in 2018.

Cash provided by financing activities was $554.8 million in 2020, while cash used in financing activities was $179.0 million in 2019 and $179.3 million in 2018. A major source of cash provided by or used in financing activities is the net change in deposits.  Deposits increased and provided $520.0 million of cash in 2020, $159.7 million of cash in 2019 and $159.6 million of cash in 2018. Other major sources of cash from financing activities are short-term borrowings and long-term debt. In 2020, net short-term borrowings increased and provided $111.6 million in cash and net long-term debt increased and provided $2.1 million in cash. In 2019, net short-term borrowings decreased and used $20.1 million in cash and net long-term debt decreased and used $208.1 million in cash. In 2018, net short-term borrowings decreased and used $169.3 million in cash and net long-term debt decreased and used $100.2 million in cash. Cash used in the repurchase of common shares was $7.5 million in 2020, $40.5 million in 2019 and $5.8 million in 2018. Finally, cash declined by $70.4 million in 2020, $69.1 million in 2019 and $63.0 million in 2018, from the payment of cash dividends.

Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of December 31, 2020.  In the opinion of Park's management, the present funding sources provide more than adequate liquidity for Park to meet our cash flow needs.

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2020:

Table 41 - Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$79,137	$148,845	$267,816	$235,992	$341,509	$1,073,299
Money market instruments	214,878	—	—	—	—	214,878
Loans (1)	2,059,193	1,371,030	2,206,936	1,013,253	527,373	7,177,785
Total interest earning assets	2,353,208	1,519,875	2,474,752	1,249,245	868,882	8,465,962
Interest bearing liabilities:
Interest bearing transaction accounts (2)	$406,431	$—	$975,048	$—	$—	$1,381,479
Savings accounts (2)	1,218,889	—	1,378,938	—	—	2,597,827
Time deposits	228,950	358,136	213,319	63,994	174	864,573
Other	—	1,379	—	—	—	1,379
Total deposits	1,854,270	359,515	2,567,305	63,994	174	4,845,258
Short-term borrowings	317,230	—	25,000	—	—	342,230
Long-term debt	32,500	—	—	—	—	32,500
Subordinated notes	15,000	—	—	—	172,774	187,774
Total interest bearing liabilities	2,219,000	359,515	2,592,305	63,994	172,948	5,407,762
Interest rate sensitivity gap	134,208	1,160,360	(117,553)	1,185,251	695,934	3,058,200
Cumulative rate sensitivity gap	134,208	1,294,568	1,177,015	2,362,266	3,058,200
Cumulative gap as a
percentage of total
interest earning assets	1.59%	15.29%	13.90%	27.90%	36.12%
(1)Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their re-pricing date or their expected repayment date and not by their contractual maturity date. Nonaccrual loans of $117.4 million are included within the three-month to twelve-month maturity category.
(2)Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 29% of interest bearing transaction accounts and 47% of savings accounts are considered to re-price within one year. If all of the interest bearing transaction accounts and savings accounts were considered to re-price within one year, the one-year cumulative gap would change from a positive 15.29% to a negative 12.51%.

The interest rate sensitivity gap analysis provides an overall picture of Park’s static interest rate risk position.  At December 31, 2020, the cumulative interest earning assets maturing or repricing within twelve months were $3,873 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $2,579 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $1,294 million or 15.29% of interest earning assets.

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

The cumulative twelve-month interest rate sensitivity gap position at year-end 2019 was a positive $303 million or 3.89% of total interest earning assets.  The percentage of interest earning assets maturing or repricing within one year was 45.7% at year-end 2020, compared to 43.2% at year-end 2019.  The percentage of interest bearing liabilities maturing or repricing within one year was 47.7% at year-end 2020, compared to 55.3% at year-end 2019.

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

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon. At December 31, 2020, the earnings simulation model projected that net income would decrease by 2.9% using a rising interest rate scenario and decrease by 8.8% using a declining interest rate scenario over the next year. At December 31, 2019, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and increase by 0.5% using a declining interest rate scenario over the next year. At December 31, 2018, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 3.1% using a declining interest rate scenario over the next year. Consistently, over the past several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the net interest margin.  Park’s net interest margin was 3.93% in 2020, 3.89% in 2019 and 3.84% in 2018.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, Park enters into certain contractual obligations. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2020.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Table 42 - Contractual Obligations (1)
December 31, 2020	Payments Due In
		0-1	1-3	3-5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	13	$6,707,785	$—	$—	$—	$6,707,785
Certificates of deposit	13	557,693	242,713	63,994	173	864,573
Short-term borrowings	15	342,230	—	—	—	342,230
Long-term debt	16	—	32,500	—	—	32,500
Subordinated notes	17	—	—	—	187,774	187,774
Operating leases	27	3,062	5,795	3,170	5,404	17,431
Defined benefit pension plan (2)	20	11,582	23,470	25,371	62,929	123,352
Supplemental Executive Retirement Plan	20	524	1,547	1,772	31,853	35,696
Purchase obligations		11,522	—	—	—	11,522
Total contractual obligations		$7,634,398	$306,025	$94,307	$288,133	$8,322,863
(1) Amounts do not include associated interest payments.
(2) Pension payments reflect 10 years of payments, through 2030.

As of December 31, 2020, Park had $29.3 million in unfunded commitments related to investments in qualified affordable housing projects which are not included in "Table 41 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2021 and 2031.

As of December 31, 2020, Park had $6.2 million in unfunded commitments related to certain equity investments which are not included in "Table 41 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner.

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment.  Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Corporation.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of our customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2020, the Corporation had $1,372.2 million of loan commitments for commercial, commercial real estate, and residential real estate loans and had $17.0 million of standby letters of credit. At December 31, 2019, the Corporation had $1,309.9 million of loan commitments for commercial, commercial real estate, and residential real estate loans and had $17.2 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements.  These commitments often expire without being drawn upon.  However, all of the loan commitments and standby letters of credit were permitted to be drawn upon in 2020. See "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in this Annual Report on Form 10-K, for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2020.

Capital: Park’s primary means of maintaining capital adequacy is through retained earnings.  At December 31, 2020, the Corporation’s total shareholders’ equity was $1,040.3 million, compared to $969.0 million at December 31, 2019.  Total shareholders’ equity at December 31, 2020 was 11.21% of total assets, compared to 11.32% of total assets at December 31, 2019.

Tangible shareholders’ equity was $871.4 million [total shareholders' equity ($1,040.3 million) less goodwill ($159.6 million) and other intangible assets ($9.3 million)] at December 31, 2020, and was $797.9 million [total shareholders’ equity ($969.0 million) less goodwill ($159.6 million) and other intangible assets ($11.5 million)] at December 31, 2019. At December 31, 2020, tangible shareholders' equity was 9.57% of total tangible assets [total assets ($9,279 million) less goodwill ($159.6 million) and other intangible assets ($9.3 million)], compared to 9.51% of total tangible assets [total assets ($8,558 million) less goodwill ($159.6 million) and other intangible assets ($11.5 million)] at December 31, 2019.

Net income was $127.9 million in 2020, $102.7 million in 2019 and $110.4 million in 2018.

Cash dividends declared for Park's common shares were $70.6 million in 2020, $69.5 million in 2019 and $63.6 million in 2018.  On a per share basis, the cash dividends declared were $4.28 per share in 2020, $4.24 per share in 2019 and $4.07 per share in 2018.

The table below shows the repurchases and issuances of common shares and treasury shares for 2018 through 2020.

Table 43
(In thousands, except share data)	Treasury Shares	Number of Common Shares
Balance at January 1, 2018	$(87,079)	15,288,194
Cash payment for fractional shares in dividend reinvestment plan	—	(44)
Common shares issued for the acquisition of NewDominion Bank	—	435,457
Treasury shares repurchased	(5,784)	(50,000)
Treasury shares reissued for share-based compensation awards	1,304	12,921
Treasury shares reissued for director grants	1,186	11,650
Balance at December 31, 2018	$(90,373)	15,698,178
Cash payment for fractional shares in dividend reinvestment plan	—	(171)
Common shares issued for the acquisition of CAB Financial Corporation	—	1,037,205
Treasury shares repurchased	(40,535)	(421,253)
Treasury shares reissued for share-based compensation awards	1,926	18,983
Treasury shares reissued for director grants	1,349	13,500
Balance at December 31, 2019	$(127,633)	16,346,442
Cash payment for fractional shares in dividend reinvestment plan	—	(36)
Treasury shares repurchased	(7,507)	(76,000)
Treasury shares reissued for share-based compensation awards	3,031	30,341
Treasury shares reissued for director grants	1,343	13,450
Balance at December 31, 2020	$(130,766)	16,314,197

Park issued 1,037,205 and 435,457 new common shares, which had not already been held as treasury shares, during 2019 and 2018 in the acquisitions of CABF and NewDominion, respectively, but did not issue any new common shares, which had not already been held as treasury shares, in 2020. Common shares had a balance of $460.7 million, $459.4 million and $358.6 million at December 31, 2020, 2019, and 2018, respectively.

Accumulated other comprehensive income (loss) (net) reflected income of $5.6 million at December 31, 2020, compared to a loss of $9.6 million at December 31, 2019, and a loss of $49.8 million at December 31, 2018. During the 2020 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a gain of $23.2 million. During the 2019 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a gain of $37.7 million. During the 2018 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a loss of $15.6 million. Additionally, Park recognized an other comprehensive loss of $7.7 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2020, compared to an other comprehensive gain of $3.0 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2019, and compared to an other comprehensive loss of $3.0 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2018. Finally, during the 2020 year, Park recognized an other comprehensive loss of $244,000, net of income tax, related to an unrealized net holding loss on cash flow hedging derivatives, compared to an other comprehensive loss of $454,000, net of income tax, related to an unrealized net holding loss on cash flow hedging derivatives in 2019. Beginning accumulated other comprehensive loss (net) as of January 1, 2018, included a $995,000 adjustment related to the adoption of ASU 2016-01- Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, Park must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The Federal Reserve Board also adopted requirements Park must maintain to be deemed "well-capitalized" and to remain a financial holding company.

Park and PNB met each of the well-capitalized ratio guidelines applicable to them at December 31, 2020. The following table indicates the capital ratios for PNB and Park at December 31, 2020 and December 31, 2019.

Table 44 - PNB and Park Capital Ratios
	As of December 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.59%	10.66%	10.66%	12.16%
Park	9.63%	11.92%	11.72%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.62%	11.05%	11.05%	12.25%
Park	9.64%	12.33%	12.11%	13.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in "Table 22 - Distribution of Assets, Liabilities and Shareholders' Equity" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, Park’s tax equivalent net interest margin increased by four basis points in 2020 and increased five basis points in 2019. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.93%, 3.89% and 3.84% for each of the years ended December 31, 2020, 2019 and 2018, respectively. The discussion of interest rate sensitivity included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K is incorporated herein by reference.

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

With the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, Secretary, and Treasurer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, the end of the Corporation’s fiscal year. In making this assessment, management used the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) Internal Control — Integrated Framework (2013).

Based on our assessment under the criteria described in the immediately preceding paragraph, management concluded that the
Corporation maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2020. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors of the Corporation.

The Corporation’s independent registered public accounting firm, Crowe LLP, has audited the Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 2020 and 2019 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020, included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K and the Corporation’s internal control over financial reporting as of December 31, 2020, and has issued their Report of Independent

Registered Public Accounting Firm, which appears in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

/s/ David L. Trautman	/s/ Brady T. Burt
David L. Trautman	Brady T. Burt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Park National Corporation
Newark, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Park National Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Other Environmental Loss Factors

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimation of probable incurred credit losses in its loan portfolio. The allowance for loan losses was $85,675,000 at December 31, 2020, which consists of three components: the valuation allowance for loans individually evaluated for impairment (“specific reserves”), representing $5,434,000, the valuation allowance for loans acquired with deteriorated credit quality, representing $167,000, and the valuation allowance for loans collectively evaluated for impairment (“general reserves”), representing $80,074,000. The general reserves are based on the Company’s historical loss experience adjusted for other factors including environmental loss factors. The determination of the allowance for loan losses requires significant estimates and subjective assumptions which require a high degree of judgment relating to how those assumptions impact probable incurred credit losses within the loan portfolio. Changes in these assumptions could have a material effect on the Company’s financial results.

As described in Note 7 to the consolidated financial statements, historical loss experience on commercial loans is adjusted primarily for a loss emergence period factor, a loss migration factor and environmental loss factors. During 2020, the Company added additional reserves for three industries that demonstrated higher risk as a result of the pandemic as well as reserves to hotel and accommodations loans to account for increased valuation risk. Certain environmental loss factors were determined to correlate with higher charge-offs in the commercial loan portfolio. Environmental factors applicable to the commercial loan portfolio included: the Ohio unemployment rate; the percentage change in Ohio GDP; the consumer confidence index; the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices; changes in national and local economic and business conditions and developments that affect the collectability of the portfolio; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in the institution’s existing portfolio. All of these factors are evaluated in relation to the historical look back period.

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
•Substantive testing of management’s process for developing the environmental loss factors, which included:
◦Evaluation of the reasonableness of management’s judgments and assumptions related to the assessment of the data used in the determination of environmental loss factors and the resulting allocation of the allowance. Among other procedures, our evaluation considered the weight of evidence from internal and external sources and whether such assumptions were applied consistently period over period.
◦Analytically evaluating the environmental loss factor allocation for consistency with overall trends in the loan portfolio and environmental conditions.
◦Testing the accuracy of the mathematical application of the environmental factors to adjust the historical loss experience.

◦Testing the total amount of the environmental factor allocation assigned within the allowance for loan loss balance.

Crowe LLP

We have served as the Company's auditor since 2006.

Columbus, Ohio
February 26, 2021

Park National Corporation and Subsidiaries
Consolidated Balance Sheet
at December 31, 2020 and 2019

(In thousands, except share and per share data)	2020	2019

Assets
Cash and due from banks	$155,596	$135,567
Money market instruments	214,878	24,389
Cash and cash equivalents	370,474	159,956

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,007,834 and $1,187,499 at December 31, 2020 and 2019, respectively)	1,059,341	1,209,701
Other investment securities	65,465	69,806
Total investment securities	1,124,806	1,279,507

Total loans	7,177,785	6,501,404
Allowance for loan losses	(85,675)	(56,679)
Net loans	7,092,110	6,444,725

Other assets:
Bank owned life insurance	216,225	212,529
Prepaid assets	103,523	101,990
Goodwill	159,595	159,595
Other intangible assets	9,260	11,523
Premises and equipment, net	88,660	73,322
Affordable housing tax credit investments	56,024	53,070
Accrued interest receivable	24,926	24,217
Other real estate owned	1,431	4,029
Mortgage loan servicing rights	12,210	10,070
Operating lease right-of-use assets	15,078	13,714
Other	4,699	10,130
Total other assets	691,631	674,189

Total assets	$9,279,021	$8,558,377

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2020 and 2019

(In thousands, except share and per share data)	2020	2019

Liabilities and shareholders’ equity

Deposits:
Non-interest bearing	$2,727,100	$1,959,935
Interest bearing	4,845,258	5,092,677
Total deposits	7,572,358	7,052,612

Borrowings:
Short-term borrowings	342,230	230,657
Long-term debt	32,500	192,500
Subordinated notes	187,774	15,000
Total borrowings	562,504	438,157

Other liabilities:
Operating lease liability	16,053	14,482
Accrued interest payable	3,860	2,927
Unfunded commitments in affordable housing tax credit investments	29,298	25,894
Other	54,692	55,291
Total other liabilities	103,903	98,594

Total liabilities	8,238,765	7,589,363

Commitments and contingencies

Shareholders’ equity:

Preferred shares (200,000 preferred shares authorized; no preferred shares outstanding at December 31, 2020 and 2019)	$—	$—
Common shares, no par value (20,000,000 common shares authorized; 17,623,163 and 17,623,199 common shares issued at December 31, 2020 and 2019, respectively)	460,687	459,389
Accumulated other comprehensive income (loss), net of taxes	5,571	(9,589)
Retained earnings	704,764	646,847
Less: Treasury shares (1,308,966 and 1,276,757 common shares at December 31, 2020 and 2019, respectively)	(130,766)	(127,633)
Total shareholders’ equity	1,040,256	969,014
Total liabilities and shareholders’ equity	$9,279,021	$8,558,377

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)	2020	2019	2018

Interest and dividend income:
Interest and fees on loans	$328,727	$321,385	$271,145
Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	19,818	26,213	29,479
Obligations of states and political subdivisions - tax-exempt	8,436	8,955	8,770
Other interest income	739	3,947	1,407
Total interest and dividend income	357,720	360,500	310,801

Interest expense:
Interest on deposits:
Demand and savings deposits	9,142	33,348	19,815
Time deposits	12,186	17,494	12,375
Interest on short-term borrowings	1,110	2,476	1,600
Interest on long-term debt	7,652	9,445	10,113
Total interest expense	30,090	62,763	43,903
Net interest income	327,630	297,737	266,898

Provision for loan losses	12,054	6,171	7,945
Net interest income after provision for loan losses	315,576	291,566	258,953

Other income:
Income from fiduciary activities	28,873	27,768	26,293
Service charges on deposit accounts	8,445	10,835	11,461
Other service income	37,611	15,500	14,266
Debit card fee income	22,160	20,250	17,317
Bank owned life insurance income	4,789	4,557	6,815
ATM fees	1,773	1,828	1,978
Gain (loss) on the sale of OREO, net	1,207	(222)	4,235
Net gain (loss) on the sale of debt securities	3,286	(421)	(2,271)
Gain on equity securities, net	2,182	5,118	4,616
Other components of net periodic benefit income	7,952	4,732	6,820
Gain on the sale of non-performing loans	—	—	2,826
Miscellaneous	7,386	7,248	6,745
Total other income	$125,664	$97,193	$101,101

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)	2020	2019	2018

Other expense:
Salaries	$128,040	$119,514	$103,755
Employee benefits	37,115	36,806	30,289
Occupancy expense	13,802	12,815	11,251
Furniture and equipment expense	18,805	17,032	16,139
Data processing fees	11,659	10,750	8,477
Professional fees and services	31,303	33,317	28,894
Marketing	5,828	5,753	5,144
Insurance	6,423	3,130	5,289
Communication	4,084	5,351	4,981
State tax expense	3,991	3,829	3,813
Amortization of intangible assets	2,263	2,355	578
FHLB prepayment penalty	10,529	612	197
Foundation contributions	3,000	1,500	3,000
Miscellaneous	9,753	11,224	6,948
Total other expense	286,595	263,988	228,755

Income before income taxes	154,645	124,771	131,299

Income taxes	26,722	22,071	20,912

Net income	$127,923	$102,700	$110,387

Earnings per common share:
Basic	$7.85	$6.33	$7.13
Diluted	$7.80	$6.29	$7.07

The accompanying notes are an integral part of the consolidated financial statements.

PARK NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
for years ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018

Net income	$127,923	$102,700	$110,387

Other comprehensive income (loss), net of income tax:
Defined benefit pension plan:
Amortization of net loss, net of income tax effect of $247, $395 and $286, for the years ended December 31, 2020, 2019, and 2018, respectively	928	1,487	1,075
Unrealized net actuarial (loss) gain and prior service credit, net of income tax effect of $(2,306), $402 and $(1,076), for the years ended December 31, 2020, 2019, and 2018, respectively	(8,675)	1,511	(4,046)
Change in funded status of defined benefit pension plan, net of income tax effect	(7,747)	2,998	(2,971)

Securities available-for-sale:
Net (gain) loss realized on sale of securities, net of income tax effect of $(690), $88 and $538 for the years ended December 31, 2020, 2019 and 2018, respectively	(2,596)	333	2,024
Unrealized gains on debt securities transferred from HTM to AFS, net of income tax effect of $5,076 for the year ended December 31, 2019	—	19,095	—
Change in unrealized securities holding gain (loss), net of income tax effect of $6,844, $4,845 and $(4,674), for the years ended December 31, 2020, 2019 and 2018, respectively	25,747	18,227	(17,586)
Unrealized net holding gain (loss) on securities available-for-sale, net of income tax effect	23,151	37,655	(15,562)

Cash flow hedging derivatives:
Unrealized loss on cash flow hedging derivatives, net of income tax effect of $(65) and $(121) for the years ended December 31, 2020 and 2019, respectively	(244)	(454)	—
Unrealized net holding loss on cash flow hedging derivatives, net of income tax effect	(244)	(454)	—

Other comprehensive income (loss)	$15,160	$40,199	$(18,533)

Comprehensive income	$143,083	$142,899	$91,854

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2020, 2019 and 2018

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount

Balance, January 1, 2018, as previously presented	—	$—	15,288,194	$307,726	$561,908	$(87,079)	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of income tax					1,917		(995)
Balance at January 1, 2018, as adjusted	—	$—	15,288,194	$307,726	$563,825	$(87,079)	$(27,449)
Reclassification of disproportionate income tax effects					3,806		(3,806)
Net income					110,387
Other comprehensive loss, net of income tax							(18,533)
Cash dividends, $4.07 per share					(63,555)
Cash payment for fractional shares in dividend reinvestment plan			(44)	(4)
Issuance of 435,457 common shares for the acquisition of NewDominion Bank			435,457	48,519
Share-based compensation expense				3,954
Issuance of 18,800 common shares under share-based compensation awards, net of 5,879 common shares withheld to pay employee income taxes			12,921	(1,597)	(317)	1,304
Treasury shares repurchased			(50,000)			(5,784)
Treasury shares reissued for director grants			11,650		(77)	1,186
Balance, December 31, 2018	—	$—	15,698,178	$358,598	$614,069	$(90,373)	$(49,788)
Cumulative effect of change in accounting principle for leases, net of income tax					(143)
Balance, December 31, 2018, as adjusted	—	$—	15,698,178	$358,598	$613,926	$(90,373)	$(49,788)
Net income					102,700
Other comprehensive income, net of income tax							40,199
Cash dividends, $4.24 per share					(69,482)
Cash payment for fractional shares in dividend reinvestment plan			(171)	(3)
Issuance of 1,037,205 common shares for the acquisition of CAB Financial Corporation			1,037,205	98,275
Share-based compensation expense				4,999
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes			18,983	(2,480)	(273)	1,926
Treasury shares repurchased			(421,253)			(40,535)
Treasury shares reissued for director grants			13,500		(24)	1,349
Balance, December 31, 2019	—	$—	16,346,442	$459,389	$646,847	$(127,633)	$(9,589)

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance, December 31, 2019	—	$—	16,346,442	$459,389	$646,847	$(127,633)	$(9,589)
Net income					127,923
Other comprehensive income, net of income tax							15,160
Cash dividends, $4.28 per share					(70,601)
Cash payment for fractional shares in dividend reinvestment plan			(36)	(3)
Share-based compensation expense				5,998
Issuance of 30,341 common shares under share-based compensation awards, net of 14,038 common shares withheld to pay employee income taxes			30,341	(4,697)	664	3,031
Treasury shares repurchased			(76,000)			(7,507)
Treasury shares reissued for director grants			13,450		(69)	1,343
Balance, December 31, 2020	—	$—	16,314,197	$460,687	$704,764	$(130,766)	$5,571

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018

Operating activities:
Net income	$127,923	$102,700	$110,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,054	6,171	7,945
Accretion of loan fees and costs, net	(21,598)	(6,826)	(6,158)
Net accretion of purchase accounting adjustments	(2,403)	(3,373)	(793)
Depreciation of premises and equipment	10,814	9,119	8,585
Amortization of investment securities, net	1,362	1,455	1,262
Borrowing prepayment penalty	10,529	612	197
(Increase) decrease in deferred income tax	(4,525)	(844)	538
Realized net investment securities (gains) losses	(3,286)	421	2,271
Gain on equity securities, net	(2,182)	(5,118)	(4,616)
Share-based compensation expense	7,272	6,324	5,063
Loan originations to be sold in secondary market	(1,026,346)	(338,437)	(202,827)
Proceeds from sale of loans in secondary market	1,031,227	340,637	207,836
Gain on sale of loans in secondary market	(24,269)	(7,198)	(4,879)
Gain on sale of nonperforming loans	—	—	(2,826)
(Gain) loss on sale of OREO, net	(1,207)	222	(4,235)
Bank owned life insurance income	(4,789)	(4,557)	(6,815)
Investment in qualified affordable housing tax credits amortization	7,046	6,927	7,322
Changes in assets and liabilities:
Increase in prepaid dealer premiums	(8,890)	(5,358)	(1,298)
Decrease in other assets	9,216	12,530	9,904
(Decrease) increase in other liabilities	(6,302)	(3,781)	5,131
Net cash provided by operating activities	$111,646	$111,626	$131,994

Investing activities:
Proceeds from redemption/repurchase of Federal Home Loan Bank stock	7,970	14,675	7,003
Proceeds from sales of debt securities	312,160	91,110	244,399
Proceeds from calls and maturities of:
HTM debt securities	—	475	10,547
AFS debt securities	223,728	195,989	197,826
Purchase of:
HTM debt securities	—	—	(7,133)
AFS debt securities	(354,299)	—	(373,372)
Equity securities	(3,567)	(100)	(2,590)
Federal Reserve Bank stock	—	(6,428)	—
Net decrease in other investments	2,120	6,429	1,153
Net loan originations, portfolio loans	(620,200)	(216,353)	(57,315)

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2020, 2019 and 2018
(In thousands)	2020	2019	2018

Proceeds from the sale of nonperforming loans	4,400	—	3,000
Proceeds from the sale of OREO	5,654	1,465	13,094
Life insurance death benefits	1,360	1,571	8,096
Purchases of bank owned life insurance	—	(3,000)	—
Investment in qualified affordable housing tax credits	(6,596)	(6,038)	—
Purchases of premises and equipment	(28,632)	(14,885)	(11,533)
Cash (paid for) received from acquisitions, net	—	(4,831)	12,270
Net cash (used in) provided by investing activities	$(455,902)	$60,079	$45,445

Financing activities
Net increase in deposits	1,230,073	159,696	159,590
Net (increase) decrease in OWS deposits	(710,101)	—	—
Net increase (decrease) in short-term borrowings	111,573	(20,072)	(169,323)
Proceeds from issuance of long-term debt	—	50,000	50,000
Proceeds from issuance of subordinated notes	172,620	—	—
Repayment of long-term debt	(170,529)	(258,112)	(150,197)
Value of common shares withheld to pay employee income taxes	(1,002)	(827)	(610)
Repurchase of common shares to be held as treasury shares	(7,507)	(40,535)	(5,784)
Cash dividends paid	(70,353)	(69,113)	(63,013)
Net cash provided by (used in) financing activities	$554,774	$(178,963)	$(179,337)
Increase (decrease) in cash and cash equivalents	210,518	(7,258)	(1,898)

Cash and cash equivalents at beginning of year	159,956	167,214	169,112
Cash and cash equivalents at end of year	$370,474	$159,956	$167,214

Cash paid for:
Interest	$29,157	$63,038	$43,600

Federal income taxes	24,260	15,186	7,345

Non cash items:
Transfer of debt securities from HTM to AFS	$—	$349,773	$—

Loans transferred to OREO	1,790	1,671	1,204

Right-of-use assets obtained in exchange for lease obligations	7,821	11,475	—

Loans transferred to foreclosed assets	—	—	11,379

New commitments in affordable housing tax credit investments	10,000	10,000	8,000

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

Restrictions on Cash and Due from Banks
The Corporation’s national bank subsidiary, The Park National Bank ("PNB"), previously was required to maintain average reserve balances with the Federal Reserve Bank of Cleveland. The Federal Reserve Board announced on March 15, 2020 that the Board reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The average required reserve balance was approximately $89.2 million at December 31, 2019. No other compensating balance arrangements were in existence at December 31, 2020.

Investment Securities
Debt securities are classified upon acquisition into one of three categories: HTM, AFS, or trading (see Note 5 - Investment Securities).

HTM securities are those debt securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. AFS securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. AFS securities are reported at fair value, with unrealized holding gains and losses excluded from earnings but included in other comprehensive income (loss), net of applicable income taxes. The Corporation did not hold any trading securities during any period presented. Equity securities, included within "Other investment securities" on the Consolidated Balance Sheets, are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded.  In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into.  Fair value of these mortgage derivatives is estimated based on the change in mortgage interest rates from the date the interest on the loan is locked.  The fair value of these derivatives is included in "Loans" in the Consolidated Balance Sheets. Changes in the fair values of these derivatives are included in "Other service income" in the Consolidated Statements of Income.

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

Construction real estate: The Company defines construction loans as both commercial construction loans and residential construction loans where the loan proceeds are used exclusively for the improvement of real estate as to which the Company holds a mortgage. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Park may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, Park may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event that a default on a construction loan occurs and foreclosure follows, Park must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park attempts to reduce such risks on loans to developers by generally requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer.

Residential real estate: The Company defines residential real estate loans as first mortgages on individuals’ primary residences or second mortgages of individuals’ primary residences in the form of HELOCs or installment loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and a current independent third-party appraisal providing the market value of the real estate securing the loan. Residential real estate loans typically have longer terms and higher balances with lower yields as compared to consumer loans, but generally carry lower risks of default. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires creditors to make a reasonable and good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. Documentation and verification of income within defined time frames and not-to-exceed limits are bases for affirming ability to repay. Risk of loss largely depends upon factors affecting the borrower's ability to repay as well as the general economic trends as they may adversely impact the value of the property. These risks are mitigated by completing a comprehensive underwriting of the borrower and by requiring appraisals pursuant to government regulations.

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

Concentration of Credit Risk
Park's commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 26 Ohio counties, three North Carolina counties, four South Carolina counties and one Kentucky county where PNB operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, agriculture, forestry, fishing and hunting, manufacturing, retail trade, health care, accommodation and food services and other services.

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

In calculating the allowance for loan losses, management believes it is appropriate to consider historical loss rates that are comparable to the current period being analyzed, giving consideration to losses experienced over a full cycle. As such, a year is added to the look back period each time historical losses are updated, until the economic cycle is complete, as defined by a period of rising charge-offs, considering both internal and industry trends. In updating the historical loss rates to incorporate 2020 losses, management considered if the economic deterioration as a result of the COVID-19 pandemic represented the end of a cycle for the purposes of the allowance for loan loss calculation, but, due to the historically low level of charge-offs, determined 2020 should be included in the cycle beginning in 2010. For the historical loss factor at December 31, 2020, the Company utilized an annual loss rate (“historical loss experience”), calculated based on an average of the net charge-offs and the annual change in specific reserves for impaired commercial loans, experienced during 2010 through 2020 within the individual segments of the commercial and consumer loan categories.

U.S. GAAP requires a specific allocation to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loans will not be collected, and the recorded investment in the loans exceeds their measure of impairment. Management considers the following related to commercial loans when determining if a loan should be considered impaired: (1) current debt service coverage levels of the borrowing entity; (2)

payment history over the most recent 12-month period; (3) other signs of deterioration in the borrower’s financial situation, such as changes in credit scores; and (4) global cash flows of financially sound guarantors that have previously supported loan payments. The recorded investment is the balance of the loan, plus accrued interest receivable. Impairment is measured using either the present value of expected future cash flows based upon the initial effective interest rate on the loan, or the fair value of the collateral. If a loan is considered to be collateral dependent, the fair value of collateral, less estimated selling costs, is used to measure impairment.

Loans acquired as part of the acquisition of NewDominion Bank were recorded at fair value on the date of acquisition, July 1, 2018. Loans acquired as part of the acquisition of Carolina Alliance Bank were recorded at fair value on the date of acquisition, April 1, 2019. An allowance is only established on acquired NewDominion Bank loans and Carolina Alliance Bank loans as a result of credit deterioration post acquisition. As of December 31, 2020, there was a $678,000 allowance related to performing acquired NewDominion Bank loans and Carolina Alliance Bank loans.

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

Foreclosed Assets
Foreclosed assets include non-real estate assets where Park, as creditor, has received physical possession of a borrower’s assets, regardless of whether formal foreclosure proceedings take place.  Additionally, TDRs in which Park obtains one of more of the debtor’s non-real estate assets in place of all or part of the receivable are accounted for as foreclosed assets.  Foreclosed assets are initially recorded as fair value less costs to sell when acquired, establishing a new cost basis.  Operating costs after acquisition are expensed as incurred. As of December 31, 2020 and 2019, Park had $3.6 million and $4.2 million, respectively, of foreclosed assets included within “Other assets.”

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

Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2020, the Company determined that goodwill for PNB was not impaired. During each of the second, third and fourth quarters of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill for impairment. Based on the qualitative analysis performed during each of the second, third and fourth quarters of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors to evaluate goodwill impairment. (See Note 8 - Goodwill and Other Intangible Assets and Note 30 - Segment Information for operating segment results.)

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

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-

interest income. Cash flows on hedges are classified in the Consolidated Statements of Cash Flow under the same item as the cash flows of the items being hedged.

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

2. Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards
The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and accounting standards that have been issued but are not effective for Park as of December 31, 2020:

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

ASU 2021-01 - Reference Rate Reform (Topic 848): Scope: In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform (Topic 848): Scope. This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in this ASU are effective immediately for all entities. The adoption of this guidance did not have a material impact on Park's consolidated financial statements, but Park will consider this guidance as contracts are transitioned from LIBOR to another reference rate.

Issued But Not Yet Effective Accounting Standards

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") including the CECL methodology for estimating the allowance for credit losses. This temporary relief was set to expire on the earlier of the date on which the national emergency concerning COVID-19 terminated or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

Section 540 of the Consolidated Appropriations Act, 2021, amended Section 4014 of the CARES Act by extending the relief period provided in the CARES Act. The Consolidated Appropriations Act, 2021, modifies the CARES Act so that the temporary relief will expire on the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022.

Park elected to delay the implementation of CECL following the approval of the CARES Act. The CECL standard requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. In the unprecedented circumstances surrounding the COVID-19 pandemic and the response thereto, Park believes that adopting the CECL methodology in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management has elected to further delay adoption of CECL to January 1, 2021. This will allow Park to utilize the CECL standard for the entire year of adoption.

Park formed a cross-functional CECL Committee and engaged a third party vendor to assist with the adoption of ASU 2016-13. The Company currently intends to use a blend of multiple economic forecasts to estimate expected credit losses over a one year reasonable and supportable forecast period and then revert, over a one year period to longer term historical loss experience to arrive at lifetime expected losses. Based on preliminary modeling results, management estimates that the reserve will increase to between $90 million and $100 million upon adoption, with the day 1 increase being recorded through a one-time cumulative-effect adjustment to retained earnings as of January 1, 2021. The actual impact from adopting this guidance may be subject to change based upon refinement and finalization of the model and associated assumptions, the refinement and finalization of qualitative factors, the implementation and testing of certain internal controls ensuring model effectiveness and management's judgment.

Park expects the Allowance for Credit Losses for unfunded commitments to increase to between $3.5 million and $4.5 million upon adoption of ASU 2016-13, with the day 1 increase being recorded through a one-time cumulative-effect adjustment to retained earnings as of January 1, 2021.

At adoption, Park did not have any securities classified as HTM debt securities. No allowance was recorded related to AFS debt securities at the date of adoption, January 1, 2021.

While it is expected that the adoption of ASU 2016-13 will increase the allowance for credit losses, many factors will determine the ultimate calculation at January 1, 2021. The adoption of ASU 2016-13 will not, however, change the overall credit risk in the Company's loan, lease and investment securities portfolios or the ultimate losses with respect thereto. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes. The ultimate impact of the adoption of ASU 2016-13 will depend on the composition of the loan, lease and investment securities portfolios, finalization of credit loss models, and macroeconomic conditions and forecasts that exist at the date of adoption.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for fiscal years ending after December 15, 2020. The adoption of this guidance on January 1, 2021 did not have an impact on Park’s consolidated financial statements, but will impact disclosures.

ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses: In November 2018, the FASB issued ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendment in ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases are to be accounted for in accordance with Topic 842, Leases. Park will consider this clarification in determining the appropriate adoption of ASU 2016-13.

ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments: In April 2019, the FASB issued ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 includes amendments that clarify or address specific issues about certain aspects of the amendments in ASU 2016-01, Financial Instruments - Overall (Subtopic 925-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

Park has already adopted ASU 2016-01.  As a result, certain provisions in the amendments within ASU 2019-04 related to the same topics as ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of the provisions related to the same topics as ASU 2016-01 on January 1, 2020, did not have a material effect on Park's consolidated financial statements.

For the amendments related to Topic 326 that clarify or address specific aspects of ASU 2016-13, Park will consider these clarifications in determining the appropriate adoption of ASU 2016-13.

Park has already adopted ASU 2017-12.  As a result, the amendments within ASU 2019-04 were effective as of January 1, 2020.  This ASU allows entities, like Park, that did not reclassify debt securities from HTM to AFS upon the adoption of ASU 2017-12 to reclassify these securities as of the adoption of ASU 2019-04.  Park considered this option and, effective September 1, 2019, reclassified all HTM debt securities to AFS. The transfer occurred at fair value and resulted in an unrealized gain, net of taxes, of $19.1 million being recorded in other comprehensive income.

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

ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses: In November 2019, the FASB issued ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-11 represents changes to clarify, correct errors in, or improve the ASC related to five topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Park will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

ASU 2019-20 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued ASU 2019-20 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-20 includes amendments to simplify accounting for income taxes by removing certain exceptions and adding requirements with the intention of simplifying and clarifying existing guidance. The amendments in ASU 2019-20 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this guidance on January 1, 2021, did not have a material impact on Park's consolidated financial statements.

ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815: In January 2020, the FASB issued ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 represents changes to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these transactions. The amendments in ASU 2020-01 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2021 did not have a material impact on Park's consolidated financial statements.

ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842): In February 2020, the FASB issued ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2020-02 represents changes to clarify or improve the ASC. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. It also addresses transition and open effective date information for Topic 842. Park will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

ASU 2020-03 - Codification Improvements to Financial Instruments: In March 2020, the FASB issued ASU 2020-03 - Codification Improvements to Financial Instruments. ASU 2020-03 represents changes to clarify or improve the ASC related to seven topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Issues 1, 2, 3, 4 and 5 are conforming amendments and for public entities were effective upon the issuance of the standard. Issues 6 and 7 are amendments that affect the guidance in ASU 2016-13. Park will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs: In October 2020, the FASB issued ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. ASU 2020-08 clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in ASU 2020-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application was not permitted. The adoption of this guidance on January 1, 2021, did not have a material impact on Park's consolidated financial statements.

3. Organization
Park National Corporation is a financial holding company headquartered in Newark, Ohio. Through PNB, Park is engaged in a general commercial banking and trust business, primarily in Ohio, Kentucky, North Carolina, and South Carolina, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. PNB is headquartered in Newark, Ohio. A wholly-owned subsidiary of Park, GFSC is a consumer finance company located in Central Ohio.

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

Carolina Alliance's results of operations were included in Park's results beginning April 1, 2019. For the years ended December 31, 2020 and 2019, Park recorded merger-related expenses of $603,000 and $8.8 million, respectively, associated with the Carolina Alliance acquisition.

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

The following table presents supplemental pro forma information as if the Carolina Alliance acquisitions had occurred as of January 1, 2018. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the respective transactions, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Twelve months ended December 31,
(dollars in thousands, except per share data)	2019	2018
Net interest income	$304,540	$295,656
Net income	111,463	118,679
Basic earnings per share	6.76	7.18
Diluted earnings per share	6.72	7.12

5. Investment Securities
The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. During 2020, 2019 and 2018, there were no investment securities deemed to be other-than-temporarily impaired.

Debt Securities
Investment securities at December 31, 2020 and December 31, 2019 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2020:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$279,245	$25,973	$—	$305,218
U.S. Government sponsored entities’ asset-backed securities	726,589	26,248	728	752,109
Corporate debt securities	2,000	14	—	2,014
Total	$1,007,834	$52,235	$728	$1,059,341

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2019:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$302,928	$17,563	$—	$320,491
U.S. Government sponsored entities’ asset-backed securities	884,571	10,862	6,223	889,210
Total	$1,187,499	$28,425	$6,223	$1,209,701

The following table provides detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities had been in a continuous loss position at December 31, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020:
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$86,393	$695	$4,727	$33	$91,120	$728
Total	$86,393	$695	$4,727	$33	$91,120	$728

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2019:
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223
Total	$237,613	$1,106	$171,805	$5,117	$409,418	$6,223

Management does not believe any individual unrealized loss as of December 31, 2020 or 2019 represented an other-than-temporary impairment. The unrealized loss on agency issued debt securities are primarily the result of interest rate changes. These conditions will not prohibit Park from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss attributable to credit will be recognized in net income in the period the other-than-temporary impairment is identified.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2020, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(In thousands)	Amortized Cost	Fair Value	Tax Equivalent Yield (1)
Debt Securities Available-for-Sale
Corporate debt securities
Due five through ten years	$2,000	$2,014	4.00%

Obligations of states and political subdivisions
Due five through ten years	$66,449	$72,860	3.80%
Due greater than ten years	212,796	232,358	3.67%
Total	$279,245	$305,218	3.70%

U.S. Government sponsored entities’ asset-backed securities	$726,589	$752,109	2.14%
(1) The tax equivalent yield for obligations of states and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

At December 31, 2020, investment securities with an amortized cost of $329 million were pledged for government and trust department deposits, $349 million were pledged to secure repurchase agreements and $14 million were pledged as collateral for FHLB advance borrowings. At December 31, 2019, investment securities with an amortized cost of $370 million were pledged for government and trust department deposits, $197 million were pledged to secure repurchase agreements and $18 million were pledged as collateral for FHLB advance borrowings.

At December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million. During 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000. During 2018, Park sold certain AFS debt securities with a book value of $245.0 million at a gross loss of $2.6 million, sold certain AFS debt securities with a book value of $2.0 million at a gross gain of $60,000, and sold certain HTM debt securities with a book value of $7.4 million at a gross gain of $0.3 million. These HTM debt securities had been paid down by 96.3% of the principal outstanding at acquisition.

On September 1, 2019, Park adopted the portion of ASU 2019-04 which allowed for a one-time reclassification of securities from HTM to AFS. On that date, Park transferred HTM securities with a fair value of $373.9 million to the AFS classification. The transfer occurred at fair value and had a related unrealized gain, net of taxes, of $19.1 million recorded in other comprehensive income.

Other Investment Securities
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

The carrying amount of other investment securities at December 31, 2020 and 2019 was as follows:

(In thousands)	December 31, 2020	December 31, 2019
FHLB stock	$22,090	$30,060
FRB stock	14,653	14,653
Equity investments carried at fair value	2,511	1,993
Equity investments carried at modified cost (1)	4,689	2,689
Equity investments carried at net asset value	21,522	20,411
Total other investment securities	$65,465	$69,806
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the year ended December 31, 2020, the FHLB repurchased 79,697 shares of FHLB stock with a book value of $8.0 million. No shares of FRB stock were purchased or sold in 2020. During the year ended December 31, 2019, the FHLB repurchased 133,281 shares of FHLB stock with a book value of $13.3 million. Additionally, during 2019, Park acquired Carolina Alliance's FHLB shares which were subsequently repurchased by the FHLB. Park purchased 128,553 shares of FRB stock with a book value of $6.4 million in 2019.

For the years ended December 31, 2020, 2019 and 2018, $(239,000), $345,000 and $(287,000), respectively, of unrealized (losses) gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income. An additional $3.5 million gain recorded within "Gain on equity securities, net" on the Consolidated Statement of Income for the year ended December 31, 2018 relates to Park's 8.55% investment in NewDominion Bank which merged with Park National Bank on July 1, 2018.

For the years ended December 31, 2020, 2019 and 2018, $2.4 million, $4.8 million and $1.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

6. Loans
The composition of the loan portfolio, by class of loan, as of December 31, 2020 and December 31, 2019 was as follows:

	12/31/2020			12/31/2019
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment

Commercial, financial and agricultural *	$1,588,989	$6,528	$1,595,517	$1,185,110	$4,393	$1,189,503
Commercial real estate *	1,748,189	6,017	1,754,206	1,609,413	5,571	1,614,984
Construction real estate:
Commercial	226,991	572	227,563	233,637	826	234,463
Mortgage	115,492	232	115,724	96,574	228	96,802
Installment	938	3	941	1,488	4	1,492
Residential real estate:
Commercial	526,222	1,161	527,383	479,081	1,339	480,420
Mortgage	1,096,358	947	1,097,305	1,176,316	1,381	1,177,697
HELOC	182,028	647	182,675	224,766	1,113	225,879
Installment	8,436	22	8,458	12,563	32	12,595
Consumer	1,659,704	4,510	1,664,214	1,452,375	4,314	1,456,689
Leases	24,438	14	24,452	30,081	20	30,101
Total loans	$7,177,785	$20,653	$7,198,438	$6,501,404	$19,221	$6,520,625
* Included within commercial, financial and agricultural loans and commercial real estate loans was an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"), approving and funding 4,439 loans totaling $543.1 million under the PPP. Included within commercial, financial and agricultural loans are $337.1 million of PPP loans at December 31, 2020. For its assistance in originating and retaining these loans, Park received an aggregate of $20.2 million in fees from the SBA. Of this $20.2 million of PPP fees, Park recognized $13.7 million during the year ended December 31, 2020.

Loans are shown net of deferred origination fees, costs and unearned income of $23.6 million at December 31, 2020 and of $16.3 million at December 31, 2019, which represented a net deferred income position in both years. At December 31, 2020, included in the net deferred origination fees, costs and unearned income of $23.6 million were $6.5 million in net origination fees related to PPP loans. At December 31, 2020 and December 31, 2019, loans included purchase accounting adjustments of $7.2 million and $11.7 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment related to loans which are not PCI is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.0 million and $2.2 million had been reclassified to loans at December 31, 2020 and December 31, 2019, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality
The following table presents the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing by class of loan as of December 31, 2020 and December 31, 2019:

	12/31/2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$23,261	$5,619	$—	$28,880
Commercial real estate	67,426	2,931	377	70,734
Construction real estate:
Commercial	3,110	—	—	3,110
Mortgage	—	30	—	30
Installment	14	1	—	15
Residential real estate:
Commercial	4,304	253	—	4,557
Mortgage	14,016	8,400	416	22,832
HELOC	1,286	909	77	2,272
Installment	184	1,728	—	1,912
Consumer	2,172	1,017	724	3,913
Leases	1,595	—	—	1,595
Total loans	$117,368	$20,888	$1,594	$139,850

	12/31/2019
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$26,776	$6,349	$28	$33,153
Commercial real estate	39,711	2,080	625	42,416
Construction real estate:
Commercial	453	—	—	453
Mortgage	25	84	—	109
Installment	72	5	—	77
Residential real estate:
Commercial	2,025	—	—	2,025
Mortgage	15,271	8,826	1,209	25,306
HELOC	2,062	1,010	44	3,116
Installment	462	1,964	—	2,426
Consumer	3,089	980	645	4,714
Leases	134	—	186	320
Total loans	$90,080	$21,298	$2,737	$114,115

The following table provides additional information regarding those nonaccrual and accruing TDR loans that are individually evaluated for impairment and those collectively evaluated for impairment as of December 31, 2020 and December 31, 2019.

	12/31/2020			12/31/2019
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$28,880	$28,836	$44	$33,125	$33,088	$37
Commercial real estate	70,357	70,357	—	41,791	41,791	—
Construction real estate:
Commercial	3,110	3,110	—	453	453	—
Mortgage	30	—	30	109	—	109
Installment	15	—	15	77	—	77
Residential real estate:
Commercial	4,557	4,557	—	2,025	2,025	—
Mortgage	22,416	—	22,416	24,097	—	24,097
HELOC	2,195	—	2,195	3,072	—	3,072
Installment	1,912	—	1,912	2,426	—	2,426
Consumer	3,189	—	3,189	4,069	—	4,069
Leases	1,595	1,595	—	134	134	—
Total loans	$138,256	$108,455	$29,801	$111,378	$77,491	$33,887

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2020 and December 31, 2019.

	12/31/2020			12/31/2019
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial, financial and agricultural	$23,316	$22,970	$—	$21,194	$21,010	$—
Commercial real estate	63,639	63,467	—	41,696	41,471	—
Construction real estate:
Commercial	3,110	3,110	—	453	453	—
Residential real estate:
Commercial	4,522	4,448	—	1,921	1,854	—
Leases	568	568	—	—	—	—
With an allowance recorded
Commercial, financial and agricultural	5,881	5,866	3,758	12,289	12,078	5,104
Commercial real estate	6,890	6,890	1,316	320	320	35
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	109	109	16	171	171	42
Leases	1,027	1,027	344	134	134	49
Total	$109,062	$108,455	$5,434	$78,178	$77,491	$5,230

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At December 31, 2020 and December 31, 2019, there were $0.6 million and $0.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $16,000 and $210,000, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at December 31, 2020 and 2019 of $5.4 million and $5.2 million, respectively. These loans with specific reserves had a recorded investment of $13.9 million and $12.7 million as of December 31, 2020 and 2019, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the years ended December 31, 2020, 2019, and 2018:

		Year ended December 31, 2020
(In thousands)	Recorded Investment as of December 31, 2020	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$28,836	$30,280	$735
Commercial real estate	70,357	55,279	1,890
Construction real estate:
Commercial	3,110	1,291	50
Residential real estate:
Commercial	4,557	4,329	204
Consumer	—	—	—
Leases	1,595	1,115	—
Total	$108,455	$92,294	$2,879

		Year ended December 31, 2019
(In thousands)	Recorded Investment as of December 31, 2019	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$33,088	$21,415	$527
Commercial real estate	41,791	32,132	1,241
Construction real estate:
Commercial	453	1,987	26
Residential real estate:
Commercial	2,025	2,175	99
Consumer	—	—	—
Leases	134	59	—
Total	$77,491	$57,768	$1,893

		Year ended December 31, 2018
(In thousands)	Recorded Investment as of December 31, 2018	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$15,120	$21,000	$695
Commercial real estate	28,426	23,024	1,047
Construction real estate:
Commercial	1,866	1,709	34
Residential real estate:
Commercial	2,732	5,308	114
Consumer	—	—	—
Leases	—	—	—
Total	$48,144	$51,041	$1,890

The following tables present the aging of the recorded investment in past due loans as of December 31, 2020 and December 31, 2019 by class of loan.

	12/31/2020
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$7,372	$13,968	$21,340	$1,574,177	$1,595,517
Commercial real estate	82	972	1,054	1,753,152	1,754,206
Construction real estate:
Commercial	—	39	39	227,524	227,563
Mortgage	77	—	77	115,647	115,724
Installment	12	—	12	929	941
Residential real estate:
Commercial	17	493	510	526,873	527,383
Mortgage	9,538	7,814	17,352	1,079,953	1,097,305
HELOC	805	810	1,615	181,060	182,675
Installment	67	71	138	8,320	8,458
Consumer	5,496	1,213	6,709	1,657,505	1,664,214
Leases	186	984	1,170	23,282	24,452
Total loans	$23,652	$26,364	$50,016	$7,148,422	$7,198,438
(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.
(2) Includes an aggregate of $92.6 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

	12/31/2019
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due, Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment

Commercial, financial and agricultural	$582	$12,407	$12,989	$1,176,514	$1,189,503
Commercial real estate	160	1,143	1,303	1,613,681	1,614,984
Construction real estate:
Commercial	—	—	—	234,463	234,463
Mortgage	397	—	397	96,405	96,802
Installment	24	—	24	1,468	1,492
Residential real estate:
Commercial	—	908	908	479,512	480,420
Mortgage	12,841	9,153	21,994	1,155,703	1,177,697
HELOC	652	779	1,431	224,448	225,879
Installment	164	338	502	12,093	12,595
Consumer	6,561	1,621	8,182	1,448,507	1,456,689
Leases	368	186	554	29,547	30,101
Total loans	$21,749	$26,535	$48,284	$6,472,341	$6,520,625
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.
(2) Includes an aggregate of $66.3 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of December 31, 2020 and 2019 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at December 31, 2020 and December 31, 2019 for all commercial loans:

	12/31/2020
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchased Credit Impaired (1)	Pass-Rated	Recorded Investment
Commercial, financial and agricultural*	$14,638	$—	$28,880	$337	$1,551,662	$1,595,517
Commercial real estate*	87,439	117	70,357	7,461	1,588,832	$1,754,206
Construction real estate:
Commercial	164	—	3,110	1,002	223,287	$227,563
Residential real estate:
Commercial	798	22	4,557	1,510	520,496	$527,383
Leases	331	—	1,595	112	22,414	$24,452
Total Commercial Loans	$103,370	$139	$108,499	$10,422	$3,906,691	$4,129,121
* Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.
(1) There were no loans acquired with deteriorated credit quality which were nonaccrual or TDRs at December 31, 2020.

	12/31/2019
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchased Credit Impaired (1)	Pass Rated	Recorded Investment
Commercial, financial and agricultural*	$11,981	$3	$33,125	$966	$1,143,428	$1,189,503
Commercial real estate*	6,796	945	41,791	9,182	1,556,270	1,614,984
Construction real estate:
Commercial	4,857	1	453	1,044	228,108	234,463
Residential real estate:
Commercial	3,839	30	2,025	1,754	472,772	480,420
Leases	—	—	134	523	29,444	30,101
Total Commercial Loans	$27,473	$979	$77,528	$13,469	$3,430,022	$3,549,471
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

Loans and Leases Acquired with Deteriorated Credit Quality
In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1,
2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2020 and December 31, 2019 was $1.6 million and $3.0 million, respectively, while the outstanding customer balance was $1.7 million and $3.2 million, respectively. At December 31, 2020 and December 31, 2019, an allowance for loan losses of $1,000 and $101,000, respectively, had been recognized related to the acquired impaired loans.

In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality with a book value of $19.9 million were recorded at the initial fair value of $18.4 million. The carrying amount of loans and leases acquired with deteriorated credit quality at December 31, 2020 and December 31, 2019 was $9.5 million and $11.3 million, respectively, while the outstanding customer balance was $11.8 million and $13.8 million, respectively. At December 31, 2020 and December 31, 2019, an allowance for loan losses of $166,000 and $167,000, respectively, had been recognized related to the acquired impaired loans.

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

Certain loans which were modified during the years ended December 31, 2020 and December 31, 2019 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At December 31, 2020 and 2019, there were $25.8 million and $34.3 million, respectively, of TDRs included in the nonaccrual loan totals. At December 31, 2020 and 2019, $12.9 million and $23.2 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At December 31, 2020 and 2019, loans with a recorded investment of $20.9 million and $21.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At December 31, 2020 and 2019, Park had commitments to lend $6.7 million and $7.9 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At December 31, 2020 and 2019, there were $0.2 million and $2.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2020 and 2019 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.
Additional specific reserves of $7,000 were recorded during the year ended December 31, 2020, as a result of TDRs identified in the 2020 year. Additional specific reserves of $1,300 were recorded during the year ended December 31, 2019, as a result of TDRs identified in the 2019 year. Additional specific reserves of $0.2 million were recorded during the year ended December 31, 2018, as a result of TDRs identified in the 2018 year.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the
TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the years ended December 31, 2020 and 2019, Park removed the TDR classification on $2.3 million and $38,000, respectively, of loans that met the requirements discussed above.

The terms of certain other loans were modified during the years ended December 31, 2020 and 2019 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were $0.2 million of substandard commercial loans modified during the year ended December 31, 2020 which did not meet the definition of a TDR. There were $0.6 million of substandard commercial loans modified during the year ended December 31, 2019 which did not meet the definition of a TDR.
Excluding COVID-19 related modifications, consumer loans modified during 2020 which did not meet the definition of a TDR had a total recorded investment as of December 31, 2020 of $57.9 million. Consumer loans modified during 2019 which did not meet the definition of a TDR had a total recorded investment as of December 31, 2019 of $36.2 million. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

During the year ended December 31, 2020, Park modified 5,005 consumer loans, with an aggregate balance of $103.5 million, and modified 1,399 commercial loans, with an aggregate balance of $563.7 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Of the $103.5 million in consumer COVID-19 related modifications, $2.1 million were already classified as TDRs due to previous modifications and $949,000 were classified as
TDRs due to the COVID-19 modification. Of the $563.7 million in commercial COVID-19 related modifications, $6.3 million were already classified as TDRs due to previous modifications and $109,000 were classified as TDRs due to the COVID-19 modification. The remaining loans met the exclusion criteria for TDR accounting either in Section 4013 of the CARES Act or in applicable interagency guidance.

The following tables detail the number of contracts modified as TDRs during the years ended December 31, 2020, 2019 and 2018 as well as the recorded investment of these contracts at December 31, 2020, 2019, and 2018. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Year ended December 31, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	12	$107	$3,706	$3,813
Commercial real estate	9	—	3,235	3,235
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	26	—	26
Installment	1	—	14	14
Residential real estate:
Commercial	3	153	3	156
Mortgage	27	888	1,068	1,956
HELOC	7	14	52	66
Installment	18	163	65	228
Consumer	214	218	634	852
Total loans	292	$1,569	$8,777	$10,346

	Year ended December 31, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	30	$6,040	$7,821	$13,861
Commercial real estate	8	415	7,855	8,270
Construction real estate:
Commercial	3	—	415	415
Mortgage	2	77	—	77
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	100	100
Mortgage	21	535	589	1,124
HELOC	18	126	234	360
Installment	34	1,047	28	1,075
Consumer	324	225	1,166	1,391
Total loans	443	$8,465	$18,208	$26,673

	Year ended December 31, 2018
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	21	$28	$829	$857
Commercial real estate	17	414	3,172	3,586
Construction real estate:
Commercial	1	—	—	—
Mortgage	—	—	—	—
Installment	2	10	—	10
Residential real estate:
Commercial	3	54	363	417
Mortgage	25	842	854	1,696
HELOC	21	558	86	644
Installment	19	459	69	528
Consumer	283	204	1,249	1,453
Total loans	392	$2,569	$6,622	$9,191

Of those loans which were modified and determined to be a TDR during the year ended December 31, 2020, $0.4 million were on nonaccrual status as of December 31, 2019. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2019, $2.1 million were on nonaccrual status as of December 31, 2018. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2018, $0.5 million were on nonaccrual status as of December 31, 2017.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the year ended December 31, 2020, December 31, 2019, and December 31, 2018. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	4	$2,776	1	$20	3	$104
Commercial real estate	1	223	—	—	—	—
Construction real estate:
Commercial	—	—	—	—	—	—
Mortgage	—	—	—	—	—	—
Installment	1	14	—	—	—	—
Residential real estate:
Commercial	1	3	—	—	—	—
Mortgage	11	993	7	665	8	518
HELOC	—	—	6	141	2	32
Installment	3	32	—	—	1	29
Consumer	34	360	56	539	59	636
Leases	—	—	—	—	—	—
Total loans	55	$4,401	$70	$1,365	73	$1,319

Of the $4.4 million in modified TDRs which defaulted during the year ended December 31, 2020, $706,000 were accruing loans and $3.7 million were nonaccrual loans. Of the $1.4 million in modified TDRs which defaulted during the year ended December 31, 2019, $350,000 were accruing loans and $1.0 million were nonaccrual loans. Of the $1.3 million in modified TDRs which defaulted during the year ended December 31, 2018, $86,000 were accruing loans and $1.2 million were nonaccrual loans.

Certain of the Corporation’s executive officers, directors and related entities of directors are loan customers of PNB. As of December 31, 2020 and 2019, credit exposure aggregating approximately $51.3 million and $44.3 million, respectively, was outstanding to such parties. Of this total exposure, approximately $32.0 million and $28.7 million was outstanding at December 31, 2020 and 2019, respectively, with the remaining balance representing available credit. During 2020, new loans and advances on existing loans were made to these executive officers, directors and related entities of directors totaling $0.6 million and $12.4 million, respectively. These extensions of credit were offset by principal payments of $9.7 million. During 2019, new loans and advances on existing loans were $9.2 million and $8.9 million, respectively. These extensions of credit were offset by principal payments of $15.3 million.

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

Commercial Loans

The following are factors management reviews specifically for commercial loans on a quarterly or annual basis.

•Historical Loss Factor: In calculating the allowance for loan losses, management believes it is appropriate to consider historical loss rates that are comparable to the current period being analyzed, giving consideration to losses experienced over a full cycle. As such, a year is added to the look back period each time historical losses are updated, until the economic cycle is complete, as defined by a period of rising charge-offs, considering both internal and industry trends. In updating the historical loss rates to incorporate 2020 losses, management considered if the economic deterioration as a result of the COVID-19 pandemic represented the end of a cycle for the purposes of the allowance for loan loss calculation, but, due to the historically low level of charge-offs, determined 2020 should be included in the cycle beginning in 2010. For the historical loss factor at December 31, 2020, the Company utilized an annual loss rate, calculated based on an average of the net charge-offs and the annual change in specific reserves for impaired commercial loans, experienced during 2010 through 2020 within the individual segments of the commercial and consumer loan categories.
•Loss Emergence Period Factor: Typically, management calculates the loss emergence period for each commercial loan segment on an annual basis. The loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the loan being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the fourth quarter of 2019. Management did not update the loss emergence period calculation in 2020. Due to the COVID-19 pandemic, management performed a timely analysis into its commercial loan portfolio to identify loans negatively impacted by the pandemic. This resulted in the downgrade of numerous loans to nonaccrual status within months of the loss event (the COVID-19 pandemic). Including these loans artificially lowers the loss emergence period for 2020. Management does not believe this is reflective of what is expected as the loss emergence period for the remaining portfolio.
During the third quarter of 2020, Park made the decision to extend the loss emergence period on all commercial loan types by six months. Management believes that the start of the COVID-19 pandemic in March 2020 represents the loss event. Management continues to refine its estimate of incurred losses as a result of this March 2020 loss event. Approximately nine months following the start of the pandemic, Park has experienced very little, if any, increase in delinquencies and charge-offs. Management believes that this is due to the unprecedented level of economic stimulus, CARES Act accommodations, and Consolidated Appropriations Act, 2021 accommodations provided by the U.S. government which has delayed loan defaults and losses.
•Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factor was last updated in the fourth quarter of 2020.
•Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. Certain environmental loss factors have been determined to correlate with higher charge-offs while other adjustments are based on a subjective evaluation of other environmental loss factors. Environmental factors applicable to the commercial loan portfolio include: the Ohio unemployment rate, percent change in Ohio GDP, the consumer confidence index, the prevalence of fixed rate loans in the portfolio and other environmental factors. In evaluating the ongoing relevance and amount of the other environmental factors, management considers: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in national and local economic and business conditions, and developments that affect the collectability of the portfolio, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated losses in Park's existing portfolio. All of these factors are evaluated in relation to the historical look back period. At both December 31, 2020 and December 31, 2019, such subjective environmental loss factor inputs accounted for 42% of the allowance for loan losses driven by environmental loss factors.
These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment in relation to the historical loss period. The environmental loss factors were updated in each quarter of 2020 to consider the economic impact of the COVID-19 pandemic. These factors were increased from 0.60% of applicable loans at December 31, 2019 to 0.675% of applicable loans at March 31, 2020, to 0.75% of applicable loans at June 30, 2020, to 0.825% at September 30, 2020, and to 0.855% at December 31, 2020. The increases in the first and second quarters of 2020 were the result of upward adjustments to the factors for Ohio unemployment, percent change in Ohio GDP and consumer confidence. The increase in the third quarter of 2020 was due to the increased uncertainty in the overall economic environment, the unknown length and severity of the pandemic and the limitations in the incurred loss model to capture all probable incurred losses during such uncertain times. The increase in the fourth quarter was a result of consideration of the other environmental factors in relation to the extended 132-month historical loss period. Management will continue to evaluate this estimate of incurred losses as new information becomes available.

In addition to the increases in the environmental loss factor, in the second quarter, Park added additional reserves for three industries at particularly high risk due to the pandemic: hotels and accommodations, restaurants and food service, and strip shopping centers. These industries have had high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. As a result, additional reserves totaling $3.8 million were added for these portfolios on top of that already calculated. This amount was calculated by applying the loss factor for special mention credits to all 4-rated loans in these portfolios. A breakout of the 4-rated balances and additional reserve related to these portfolios is detailed in the following table.

	December 31, 2020
(in thousands)	4-Rated Balance	4-Rated Balance - Originated	4-Rated Balance - Purchased	Additional Reserve
Hotels and accommodations	$96,909	$93,090	$3,819	$1,391
Restaurants and food service	33,409	27,880	5,529	637
Strip shopping centers	177,706	156,605	21,101	1,731
Total	$308,024	$277,575	$30,449	$3,759

Additionally, management applied a 1% reserve to all hotels and accommodations loans in the general reserve population to account for increased valuation risk. At December 31, 2020, Park's originated hotels and accommodation loans had a balance of $181.4 million with an additional reserve related to valuation risks of $1.8 million.

As of December 31, 2020, Park had $337.1 million of PPP loans which are included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Consumer Loans

For the consumer portfolio, a specific COVID-19 factor was added to each segment equal to 75% of the 132-month historical loss factor (representing 9 months of charge-off delay). This increase considers the payment deferrals being provided to consumer loan customers and unprecedented level of government stimulus as well as the likely delays in delinquencies and charge-offs as a result.

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

Purchased Loans

Loans acquired as part of the acquisitions of NewDominion and Carolina Alliance were recorded at fair value on the respective dates of acquisition. An allowance is only established on these loans as a result of credit deterioration post acquisition. At December 31, 2020, there was a $678,000 allowance related to performing acquired loans. At December 31, 2020, a reserve of $167,000 had been established related to PCI loans. At December 31, 2019, there was no allowance related to performing acquired loans, and a reserve of $268,000 related to PCI loans.

The activity in the allowance for loan losses for the years ended December 31, 2020, 2019, and 2018 is summarized in the following tables.

	Year ended December 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	1,468	1,824	6	356	6,634	16	10,304
Recoveries	(20,765)	(738)	(1,122)	(991)	(3,629)	(1)	(27,246)
Net (recoveries) charge-offs	(19,297)	1,086	(1,116)	(635)	3,005	15	(16,942)
(Recovery) Provision	(13,892)	14,337	861	2,118	8,212	418	12,054
Ending balance	$25,608	$23,480	$7,288	$11,363	$17,418	518	$85,675

	Year ended December 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	2,231	400	—	239	8,307	—	11,177
Recoveries	(1,241)	(720)	(2,682)	(787)	(4,742)	(1)	(10,173)
Net charge-offs (recoveries)	990	(320)	(2,682)	(548)	3,565	(1)	1,004
Provision (Recovery)	4,416	141	(1,834)	(669)	4,003	114	6,171
Ending balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679

	Year ended December 31, 2018
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,022	$9,601	$4,430	$9,321	$11,614	$—	$49,988
Charge-offs	2,796	281	72	441	9,962	—	13,552
Recoveries	(1,221)	(272)	(712)	(844)	(4,078)	(4)	(7,131)
Net charge-offs (recoveries)	1,575	9	(640)	(403)	5,884	(4)	6,421
Provision (Recovery)	3,330	176	(607)	(993)	6,043	(4)	7,945
Ending balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512

Loans collectively evaluated for impairment in the following tables include all performing loans at December 31, 2020 and 2019, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at December 31, 2020 and 2019, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies).

The composition of the allowance for loan losses at December 31, 2020 and 2019 was as follows:

	December 31, 2020
(In thousands)	Commercial, financial, and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,758	$1,316	$—	$16	$—	$344	$5,434
Collectively evaluated for impairment	21,809	22,093	7,288	11,292	17,418	174	80,074
Acquired with deteriorated credit quality	41	71	—	55	—	—	167
Total ending allowance balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675

Loan balance:
Loans individually evaluated for impairment	$28,811	$70,334	$3,110	$4,557	$—	$1,595	$108,407
Loans collectively evaluated for impairment	1,559,842	1,670,510	339,312	1,806,126	1,659,704	22,731	7,058,225
Loans acquired with deteriorated credit quality	336	7,345	999	2,361	—	112	11,153
Total ending loan balance	$1,588,989	$1,748,189	$343,421	$1,813,044	$1,659,704	$24,438	$7,177,785

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	13.04%	1.87%	—%	0.35%	—%	21.57%	5.01%
Loans collectively evaluated for impairment	1.40%	1.32%	2.15%	0.63%	1.05%	0.77%	1.13%
Loans acquired with deteriorated credit quality	12.20%	0.97%	—%	2.33%	—%	—%	1.50%
Total	1.61%	1.34%	2.12%	0.63%	1.05%	2.12%	1.19%

Recorded investment:
Loans individually evaluated for impairment	$28,836	$70,357	$3,110	$4,557	$—	$1,595	$108,455
Loans collectively evaluated for impairment	1,566,344	1,676,388	340,116	1,808,892	1,664,214	22,745	7,078,699
Loans acquired with deteriorated credit quality	337	7,461	1,002	2,372	—	112	11,284
Total ending recorded investment	$1,595,517	$1,754,206	$344,228	$1,815,821	$1,664,214	$24,452	$7,198,438

	December 31, 2019
(In thousands)	Commercial, financial, and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,104	$35	$—	$42	$—	$49	$5,230
Collectively evaluated for impairment	14,948	10,187	5,311	8,458	12,211	66	51,181
Acquired with deteriorated credit quality	151	7	—	110	—	—	268
Total ending allowance balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679

Loan balance:
Loans individually evaluated for impairment	$33,077	$41,770	$453	$2,025	$—	$134	$77,459
Loans collectively evaluated for impairment	1,151,073	1,558,550	330,106	1,888,088	1,452,373	29,424	6,409,614
Loans acquired with deteriorated credit quality (1)	960	9,093	1,140	2,613	2	523	14,331
Total ending loan balance	$1,185,110	$1,609,413	$331,699	$1,892,726	$1,452,375	$30,081	$6,501,404

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.43%	0.08%	—%	2.07%	—%	36.57%	6.75%
Loans collectively evaluated for impairment	1.30%	0.65%	1.61%	0.45%	0.84%	0.22%	0.80%
Loans acquired with deteriorated credit quality	15.73%	0.08%	—%	4.21%	—%	—%	1.87%
Total	1.70%	0.64%	1.60%	0.45%	0.84%	0.38%	0.87%

Recorded investment:
Loans individually evaluated for impairment	$33,088	$41,791	$453	$2,025	$—	$134	$77,491
Loans collectively evaluated for impairment	1,155,449	1,564,011	331,161	1,891,941	1,456,687	29,444	6,428,693
Loans acquired with deteriorated credit quality (1)	966	9,182	1,143	2,625	2	523	14,441
Total ending recorded investment	$1,189,503	$1,614,984	$332,757	$1,896,591	$1,456,689	$30,101	$6,520,625
 (1) Excludes loans acquired with deteriorated credit quality which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $5,000, a recorded investment of $6,000, and no allowance as of December 31, 2019.

8. Goodwill and Other Intangible Assets
The following table shows the activity in goodwill and other intangible assets for the years ended December 31, 2020, 2019 and 2018.

(in thousands)	Goodwill	Other Intangible Assets	Total
January 1, 2018	$72,334	$—	$72,334
Acquired goodwill and other intangible assets	40,405	7,549	47,954
Amortization	—	578	578
December 31, 2018	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	46,856	8,207	55,063
Amortization	—	2,355	2,355
Trade name intangible impairment	—	1,300	1,300
December 31, 2019	$159,595	$11,523	$171,118
Acquired goodwill and other intangible assets	—	—	—
Amortization	—	2,263	2,263
December 31, 2020	$159,595	$9,260	$168,855

Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value. Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. At April 1, 2020, the Company's reporting unit, PNB, had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. During each of the second, third and fourth quarters of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the qualitative analysis performed during each of the second, third and fourth quarters of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of December 31, 2020 and 2019.

	2020		2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization/Impairment	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$14,456	$5,196	$14,456	$2,933
Trade name intangible	1,300	1,300	1,300	1,300
Total	$15,756	$6,496	$15,756	$4,233

During 2019, Park announced its 2020 rebranding initiative to operate all 12 banking divisions of PNB under one name. The NewDominion trade name intangible was initially recorded assuming an indefinite useful life. Considering Park's rebranding initiative, Park concluded that the trade name intangible represented a definite life asset, and impairment was recorded during 2019.

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. Amortization expense for the core deposit intangibles was $2.3 million, $2.4 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following is a schedule of estimated amortization expense for each of the next five years:

(in thousands)	Total
2021	$1,798
2022	1,487
2023	1,323
2024	1,215
2025	1,042

9. Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $31.7 million and $12.3 million at December 31, 2020 and 2019, respectively. These amounts are included in "Loans" on the Consolidated Balance Sheets and in the residential real estate loan segments in Note 6 - Loans and Note 7 - Allowance for Loan Losses. The contractual balance was $30.9 million and $12.1 million at December 31, 2020 and 2019, respectively. The gain expected upon sale was $753,000 and $153,000 at December 31, 2020 and 2019, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of December 31, 2020 or 2019.

During 2020, Park transferred a non-performing loan held for investment, with a book balance of $4.4 million, to the loans held for sale portfolio, and subsequently completed the sale of this non-performing loan held for sale, recognizing no gain or loss on sale. During 2018, Park transferred certain non-performing loans held for investment, with a book balance of $174,000, to the loans held for sale portfolio, and subsequently completed the sale of these non-performing loans held for sale, recognizing a net gain on sale of $2.8 million. No non-performing loans were held for sale or sold during 2019.

10. Foreclosed and Repossessed Assets
Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amount of foreclosed properties held at December 31, 2020 and December 31, 2019 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(In thousands)	December 31, 2020	December 31, 2019
OREO:
Commercial real estate	$625	$2,295
Construction real estate	—	879
Residential real estate	806	855
Total OREO	$1,431	$4,029

Loans in process of foreclosure:
Residential real estate	$1,643	$3,959

In addition to real estate, Park may also repossess different types of collateral. As of December 31, 2020 and December 31, 2019, Park had $3.6 million and $4.2 million in other repossessed assets which are included in "Other assets" on the Consolidated Balance Sheets. For both periods presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

11. Premises and Equipment
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2020	2019
Land	$22,421	$23,520
Buildings	97,351	92,857
Equipment, furniture and fixtures	89,390	74,298
Leasehold improvements	6,381	5,386
Total	$215,543	$196,061
Less accumulated depreciation	(126,883)	(122,739)
Premises and equipment, net	$88,660	$73,322

Depreciation expense amounted to $10.8 million, $9.1 million and $8.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Park records leased assets where Park acts as the lessor within "Other assets" on the Consolidated Balance Sheets. Equipment subject to lease agreements at December 31, 2020 and 2019 is summarized below:

December 31 (In thousands)	2020	2019
Equipment	$8,561	$9,277
Less accumulated depreciation	(4,665)	(3,911)
Leased assets, net	$3,896	$5,366

Depreciation expense on operating lease assets of $1.8 million, $1.3 million, and $26,000 was recorded for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of December 31, 2020 and 2019.

(In thousands)	December 31, 2020	December 31, 2019
Affordable housing tax credit investments	$56,024	$53,070
Unfunded commitments	29,298	25,894

Commitments are funded when capital calls are made by the general partner. Park expects that the commitments as of December 31, 2020 will be funded between 2021 and 2031.

During the years ended December 31, 2020, 2019 and 2018, Park recognized amortization expense of $7.0 million, $6.9 million and $7.3 million, respectively, which was included within the provision for income taxes. For the years ended December 31, 2020, 2019 and 2018, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $8.7 million, $8.8 million and $9.0 million, respectively.

13. Deposits
At December 31, 2020 and 2019, non-interest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2020	2019
Non-interest bearing	$2,727,100	$1,959,935
Interest bearing	4,845,258	5,092,677
Total	$7,572,358	$7,052,612

At December 31, 2020, the maturities of time deposits were as follows:

(In thousands)
2021	$557,693
2022	209,375
2023	33,338
2024	29,578
2025	34,416
After 5 years	173
Total	$864,573

At December 31, 2020 and 2019, respectively, Park had approximately $20.2 million and $17.7 million of deposits received from Park's executive officers, Park directors and related entities of Park directors.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2020 and 2019 were $77.2 million and $96.0 million, respectively.
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

At December 31, 2020 and December 31, 2019, Park's repurchase agreement borrowings totaled $317 million and $176 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $366 million and $200 million at December 31, 2020 and December 31, 2019, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of December 31, 2020 and December 31, 2019, Park had $439 million and $756 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreement borrowings by remaining contractual maturity and collateral pledged at December 31, 2020 and December 31, 2019:

	December 31, 2020
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$317,230	$—	$—	$—	$317,230

	December 31, 2019
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$175,657	$—	$—	$—	$175,657

See Note 15 - Short-Term Borrowings for additional information related to repurchase agreements.

15. Short-Term Borrowings
Short-term borrowings were as follows:

December 31 (In thousands)	2020	2019
Securities sold under agreements to repurchase	$317,230	$175,657
FHLB advances	25,000	55,000
Total short-term borrowings	$342,230	$230,657

The outstanding balances for all short-term borrowings as of December 31, 2020 and 2019 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

(In thousands)	Repurchase agreements	FHLB Advances
2020
Ending balance	$317,230	$25,000
Highest month-end balance	317,230	25,000
Average daily balance	250,266	26,751
Weighted-average interest rate:
As of year-end	0.03%	0.26%
Paid during the year	0.19%	2.38%
2019
Ending balance	$175,657	$55,000
Highest month-end balance	207,079	205,000
Average daily balance	168,449	47,371
Weighted-average interest rate:
As of year-end	0.73%	1.73%
Paid during the year	0.66%	2.89%

During 2019 and 2020, outstanding FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2020 and December 31, 2019, $14 million and $18 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2020 and December 31, 2019, $1,521 million and $1,566 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB. See Note 14 - Repurchase Agreement Borrowings for information related to investment securities collateralizing repurchase agreements.

16. Long-Term Debt
Long-term debt is listed below:

December 31,	2020		2019
(In thousands)	Outstanding Balance	Interest Rate	Outstanding Balance	Interest Rate
Total Federal Home Loan Bank advances by year of maturity:
2020	$—	—%	$—	—%
2021	—	—%	—	—%
2022	—	—%	50,000	3.01%
2023	—	—%	100,000	3.40%
2024	—	—%	—	—%
2025	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	$—	—%	$150,000	3.27%
Total U.S. Bank term note by year of maturity:
2022	$32,500	1.84%	42,500	3.40%
Total	$32,500	1.84%	42,500	3.40%
Total combined long-term debt by year of maturity:
2020	$—	—%	—	—%
2021	—	—%	—	—%
2022	32,500	1.84%	92,500	3.19%
2023	—	—%	100,000	3.40%
2024	—	—%	—	—%
2025	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	$32,500	1.84%	$192,500	3.30%

Park had no long-term debt at December 31, 2020 with a contractual maturity longer than five years.

On February 18, 2020, Park prepaid $50 million of FHLB advances, incurring a $1.8 million prepayment penalty recognized within "FHLB prepayment penalty" on the Consolidated Statement of Income for the year ended December 31, 2020. These advances had an average interest rate of 3.01% and maturity dates of March 14, 2022 and September 15, 2022.

On December 3, 2020, Park prepaid $100 million of FHLB advances, incurring an $8.7 million prepayment penalty recognized within "FHLB prepayment penalty" on the Consolidated Statement of Income for the year ended December 31, 2020. These advances had an interest rate of 3.40% and a maturity date of December 1, 2023.

At December 31, 2020 and December 31, 2019, FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2020 and December 31, 2019, $14 million and $18 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2020 and December 31, 2019, $1,521 million and $1,566 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB.

On June 20, 2019, Park issued a $50 million term note to U.S. Bank National Association. This term note has a maturity date of June 21, 2022 and accrues interest at a floating rate of one-month LIBOR plus 1.65%. As of December 31, 2020, Park was in compliance with the covenants in the credit agreement related to the term note.

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

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate shall be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the holders of the Company’s senior indebtedness and of the Federal Reserve Board to the extent the approval of the Federal Reserve Board is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The issuance costs of the Subordinated Notes totaled $2.4 million, which is being amortized through the Subordinated Note call date. The Subordinated Notes, net of unamortized issuance costs, totaled $172.8 million at December 31, 2020, and qualifies as Tier 2 capital for Park under the Federal Reserve Board capital adequacy rules.

18. Derivatives
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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both December 31, 2020 and December 31, 2019 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $33.3 million and $35.5 million as of December 31, 2020 and December 31, 2019, respectively.

All of the Company's interest rate swaps were determined to be fully effective during the years ended December 31, 2020 and 2019. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020		December 31, 2019
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$33,310	$25,000	$35,503
Weighted average pay rates	2.595%	4.695%	2.595%	4.695%
Weighted average receive rates	0.218%	4.695%	2.002%	4.695%
Weighted average maturity (years)	1.5	9.3	2.5	10.2
Unrealized losses	$885	$—	$575	$—

Interest expense recorded on swap transactions was $423,000 and $42,000 for the years ended December 31, 2020 and 2019, respectively. No interest income or expense related to swap transactions was recorded during the year ended December 31, 2018.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in AOCI and the Consolidated Statements of Income related to interest rate swaps for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(244)	$—	$—

	Year ended December 31, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(454)	$—	$—

Year ended December 31, 2018
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$—	$—	$—

The following table reflects the interest rate swaps included in the Consolidated Balance Sheets as of December 31, 2020 and 2019.

(In thousands)	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	33,310	3,934	24,421	1,781
Matched interest rate swaps with counterparty	—	—	11,083	89
Total included in other assets	$33,310	$3,934	$35,504	$1,870

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(885)	$25,000	$(575)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—	11,083	(89)
Matched interest rate swaps with counterparty	33,310	(3,934)	24,421	(1,781)
Total included in other liabilities	$58,310	$(4,819)	$60,504	$(2,445)

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

At December 31, 2020 and December 31, 2019, Park had $58.2 million and $15.9 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $1.5 million and $221,000 at December 31, 2020 and December 31, 2019, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both December 31, 2020 and 2019, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

19. Share-Based Compensation
The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2020, there were 18,695 common shares subject to unvested PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2020, 525,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2020, 100,250 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

During 2020, 2019 and 2018, Park granted 13,450, 13,500 and 11,650 common shares, respectively, to directors of Park and to directors of PNB (and its divisions) under the 2017 Non-Employee Directors LTIP. The common shares granted to directors were not subject to a vesting period and resulted in expense of $1.3 million, $1.3 million, and $1.1 million in 2020, 2019, and 2018, respectively, which is included in professional fees and services on the Consolidated Statements of Income.

During 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 62,265 common shares to certain employees of Park and its subsidiaries. During 2019, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,740 of common shares to certain employees of Park and its subsidiaries. Additionally, during 2019, Park granted awards of TBRSUs, under the 2017 Employees LTIP, covering an aggregate of 15,700 shares to Carolina Alliance Division employees. During 2018, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs covering an aggregate of 48,053 common shares, under the 2017 Employees LTIP, to certain employees of Park and its subsidiaries. Additionally, during 2018, Park granted 13,637 TBRSUs to certain NewDominion Division employees. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the years ended December 31, 2020 and 2019 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2019	152,631
Granted	74,440
Vested	(27,719)
Forfeited	(1,262)
Adjustment for performance conditions of PBRSUs (1)	(3,368)
Nonvested at January 1, 2020	194,722
Granted	62,265
Vested	(44,379)
Forfeited	(3,101)
Adjustment for performance conditions of PBRSUs (1)	(5,399)
Nonvested at December 31, 2020 (2)	204,108
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of December 31, 2020, an aggregate of 186,331 PBRSUs and TBRSUs are expected to vest.

During the year ended December 31, 2020, an aggregate of 7,705 of the TBRSUs granted in 2018 and 2019 vested in full due to the satisfaction of the service-based vesting requirement. A total of 2,392 common shares were withheld to satisfy employee income tax obligations. This resulted in a net number of 5,313 common shares being issued to employees of Park. Additionally, during the year ended December 31, 2020, an aggregate of 36,674 of the PBRSUs granted in 2016 and 2017 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 11,646 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 25,028 common shares being issued to employees of Park.

During the three months ended March 31, 2019, 27,719 PBRSUs granted in 2015 and 2016 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 8,736 common shares were withheld to pay employee income taxes. This resulted in a net number of 18,983 common shares being issued to employees of Park.

Share-based compensation expense of $6.0 million, $5.0 million and $4.0 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively, related to PBRSU and TBRSU awards to employees. The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs currently outstanding:

(In thousands)
2021	$3,676
2022	2,439
2023	1,004
2024	160
Total	$7,279

20. Benefit Plans
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of the Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There was no pension contribution in 2020 or 2019 and there is no contribution expected to be made in 2021.

Using accrual measurement dates of December 31, 2020 and 2019, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2020	2019
Change in fair value of plan assets
Fair value at beginning of measurement period	$210,623	$177,077
Actual return on plan assets	27,800	42,402
Employer contributions	—	—
Benefits paid	(7,981)	(8,856)
Fair value at end of measurement period	$230,442	$210,623
Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$154,419	$123,528
Service cost	8,319	5,873
Interest cost	5,283	5,491
Plan amendments	—	(168)
Actuarial loss	24,370	28,551
Benefits paid	(7,981)	(8,856)
Projected benefit obligation at the end of measurement period	$184,410	$154,419
Funded status at end of year (fair value of plan assets less benefit obligation)	$46,032	$56,204

The increase in the projected benefit obligation ("PBO") from $154.4 million as of December 31, 2019 to $184.4 million as of December 31, 2020, was largely the result of a decrease in the discount rate from 3.53% to 3.00%. Additionally, the PBO increased due to updated assumptions for withdrawal rates, retirement rates, optional payment form elections, and salary increases as well as assumptions for lump sum determinations. These losses were partially offset by the adoption of the MP 2020 mortality projection scale.

The asset allocation for the Pension Plan as of each measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset category	Target Allocation	2020	2019
Equity securities	50% - 100%	84%	81%
Fixed income and cash equivalents	remaining balance	16%	19%
Total		100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets used to measure the benefit obligation was 7.00% at both December 31, 2020 and December 31, 2019. This return was based on the expected long-term return of each of the asset categories, weighted based on the median of the target allocation for each class.

The accumulated benefit obligation for the Pension Plan was $149.5 million and $129.3 million at December 31, 2020 and 2019, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2020 and 2019, the fair value of the 115,800 common shares held by the Pension Plan was $12.2 million, or $105.01 per share and $11.9 million, or $102.38 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Discount rate	3.00%	3.53%	4.60%
Rate of compensation increase
Under age 30	8.25%	10.00%	10.00%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	5.00%	4.00%	4.00%
Ages 50-54	4.25%	3.00%	3.00%
Ages 55-59	3.75%	3.00%	3.00%
Ages 60-64	3.50%	3.00%	3.00%
Ages 65 and over	3.25%	3.00%	3.00%

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below (in thousands):

2021	$11,582
2022	11,798
2023	11,672
2024	12,613
2025	12,758
2026-2030	62,929
Total	$123,352

The following table shows ending balances of accumulated other comprehensive loss at December 31, 2020 and 2019.

(In thousands)	2020	2019
Prior service credit	$152	$168
Net actuarial loss	(43,723)	(33,933)
Total	(43,571)	(33,765)
Deferred taxes	9,150	7,091
Accumulated other comprehensive loss	$(34,421)	$(26,674)

Using actuarial measurement dates of December 31 for 2020, 2019 and 2018, components of net periodic benefit income and other amounts recognized in other comprehensive income were as follows:

(In thousands)	2020	2019	2018	Affected Line Item in the Consolidated Statements of Income
Components of net periodic benefit income (loss) and other amounts recognized in other comprehensive income (loss)
Service cost	$(8,319)	$(5,873)	$(6,547)	Employee benefits
Interest cost	(5,283)	(5,491)	(5,236)	Other components of net periodic benefit income
Expected return on plan assets	14,410	12,105	13,417	Other components of net periodic benefit income
Recognized net actuarial loss and prior service cost	(1,175)	(1,882)	(1,361)	Other components of net periodic benefit income
Net periodic benefit (loss) income	$(367)	$(1,141)	$273
Net actuarial (loss) gain and prior service cost	$(10,981)	$1,913	$(5,122)
Amortization of net loss	1,175	1,882	1,361
Total recognized in other comprehensive (loss) income	(9,806)	3,795	(3,761)
Total recognized in net benefit (loss) income and other comprehensive (loss) income	$(10,173)	$2,654	$(3,488)

There are $16,000 in estimated prior service costs for the Pension Plan to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year. The estimated net actuarial loss expected to be recognized in the next year is $2.2 million.

The weighted average assumptions used to determine net periodic benefit income (loss) for the years ended December 31, 2020, 2019 and 2018 are listed below:

	2020	2019	2018
Discount rate	3.53%	4.60%	3.89%
Rate of compensation increase
Under age 30	10.00%	10.00%	10.00%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	4.00%	4.00%	4.00%
Ages 50 and over	3.00%	3.00%	3.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The Pension Plan maintains cash in a PNB savings account. The Pension Plan cash balance was $2.5 million at December 31, 2020.

U.S. GAAP defines fair value as the price that would be received by Park for an asset or paid by Park to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date, using the most advantageous market for the asset or liability. The fair values of equity securities, consisting of mutual fund investments and common stock (U.S. large cap) held by the Pension Plan and the fixed income and cash equivalents, are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). The fair value of Pension Plan assets at December 31, 2020 was $230.4 million. At December 31, 2020, $195.0 million of equity investments and cash in the Pension Plan were categorized as Level 1 inputs; $35.4 million of Pension Plan investments in corporate (U.S. large cap), U.S. Government sponsored entity bonds and marketable CDs were categorized as Level 2 inputs, as fair value was based on quoted market prices of comparable instruments; and no investments were categorized as Level 3 inputs. The fair value of Pension Plan assets was $210.6 million at December 31, 2019. At December 31, 2019, $180.0 million of investments in the Pension Plan were categorized as Level 1 inputs; $30.6 million were categorized as Level 2; and no investments were categorized as Level 3.

Salary Deferral Plan

The Corporation has a voluntary salary deferral plan (the Corporation's Employees Stock Ownership Plan) covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $4.2 million, $3.9 million, and $3.0 million for 2020, 2019 and 2018, respectively.

Supplemental Executive Retirement Plan

The Corporation has entered into Supplemental Executive Retirement Plan Agreements (the "SERP Agreements") with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal income tax law. The accrued benefit cost for the SERP Agreements totaled $12.3 million and $11.0 million for 2020 and 2019, respectively. The expense for the Corporation was $2.1 million for 2020, $1.3 million for 2019 and $1.0 million for 2018.

21. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$19,512	$12,120
Accumulated other comprehensive loss – Pension Plan	9,150	7,091
Accumulated other comprehensive loss – Unrealized losses on swaps	186	121
Deferred compensation	3,887	3,131
OREO valuation adjustments	1,012	964
Net deferred loan fees	3,283	1,451
Deferred contract bonus	571	477
Nonvested equity-based compensation	2,567	2,132
Net operating loss ("NOL") carryforward	3,629	4,094
Operating lease liability	3,561	3,097
Other	1,424	843
Total deferred tax assets	$48,782	$35,521
Deferred tax liabilities:
Accumulated other comprehensive loss - Unrealized gains on securities	$10,507	$4,662
Fixed assets	3,360	585
Deferred investment income	6,637	6,231
Pension Plan	20,407	19,238
MSRs	2,781	2,153
Partnership adjustments	204	178
Purchase accounting adjustments	604	49
Operating lease right-of-use asset	3,343	2,932
Lessor adjustments	3,433	2,697
Other	398	488
Total deferred tax liabilities	$51,674	$39,213
Net deferred tax liability	$(2,892)	$(3,692)

As of December 31, 2020 and 2019, Park had a net deferred tax asset balance related to federal NOL carryforwards of approximately $3.1 million and $3.5 million, respectively, which expire at various dates from 2031-2039. Park also had a net deferred tax asset balance related to state NOL carryforwards of approximately $0.5 million and $0.6 million at December 31, 2020 and 2019, respectively, which expire at various dates from 2030-2039.

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP.  Management determined that it was not required to establish a valuation allowance against the December 31, 2020 or 2019 deferred tax assets in accordance with U.S. GAAP since it was more likely than not that the deferred tax asset will be fully utilized in future periods.

The components of the provision for federal income taxes are shown below:

December 31, (In thousands)	2020	2019	2018
Currently payable
Federal	$22,769	$14,797	$12,700
State	1,432	1,191	352
Amortization of qualified affordable housing projects	7,046	6,927	7,322

Deferred
Federal	(4,812)	(815)	481
State	287	(29)	57

Total	$26,722	$22,071	$20,912

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Changes in rates resulting from:
Tax exempt interest income, net of disallowed interest	(1.5)%	(2.0)%	(1.8)%
Bank owned life insurance	(0.7)%	(0.8)%	(1.1)%
Investments in qualified affordable housing projects, net of tax benefits	(1.1)%	(1.5)%	(1.3)%
KSOP dividend deduction	(0.6)%	(0.6)%	(0.6)%
Non-taxable gain on NewDominion common stock	—%	—%	(0.6)%
Other	0.2%	1.6%	0.3%
Effective Tax Rate	17.3%	17.7%	15.9%

Park and its subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on equity. The franchise tax expense is included in "State tax expense" on Park’s Consolidated Statements of Income. Park is also subject to state income tax in various states, including North Carolina and South Carolina. State income tax expense is included in “Income taxes” on Park’s Consolidated Statements of Income. Park’s state income tax expense was $1.1 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(In thousands)	2020	2019	2018
January 1 Balance	$954	$1,226	$664
Additions based on tax positions related to the current year	12	12	10
Additions for tax positions of prior years	—	2	781
Reductions for tax positions of prior years	—	(3)	—
Reductions due to statute of limitations	(333)	(283)	(229)
December 31 Balance	$633	$954	$1,226

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2020, 2019 and 2018 was $0.6 million, $0.9 million and $1.1 million, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the next year.

The income (expense) related to interest and penalties recorded on unrecognized tax benefits in the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 was $35,000, $7,500, and $(79,500), respectively. The amount accrued for interest and penalties at December 31, 2020, 2019 and 2018 was $111,000, $146,000 and $153,500, respectively.

Park and its subsidiaries are subject to U.S. federal income tax and income tax in various state jurisdictions. The Corporation is subject to routine audits of tax returns by the Internal Revenue Service and states in which we conduct business. No material adjustments have been made on closed federal and state tax audits. Generally, all tax years ended prior to December 31, 2017 are closed to examination by federal and state taxing authorities.

22. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) components, net of income tax, are shown in the following table for the years ended December 31, 2020, 2019 and 2018.

Year ended December 31, (in thousands)	Changes in Pension Plan assets and benefit obligations	Unrealized gains (losses) on AFS debt securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at January 1, 2020	$(26,674)	$17,539	$(454)	$(9,589)
Other comprehensive (loss) income before reclassifications	(8,675)	25,747	(244)	$16,828
Amounts reclassified from accumulated other comprehensive loss (income)	928	(2,596)	—	$(1,668)
Net current period other comprehensive (loss) income	$(7,747)	$23,151	$(244)	$15,160
Ending balance at December 31, 2020	$(34,421)	$40,690	$(698)	$5,571

Beginning balance at January 1, 2019	$(29,672)	$(20,116)	$—	$(49,788)
Other comprehensive income (loss) before reclassifications (1)	1,511	37,322	(454)	$38,379
Amounts reclassified from accumulated other comprehensive loss	1,487	333	—	$1,820
Net current period other comprehensive income (loss)	$2,998	$37,655	$(454)	$40,199
Ending balance at December 31, 2019	$(26,674)	$17,539	$(454)	$(9,589)

Beginning balance at January 1, 2018, as previously presented	$(23,526)	$(2,928)	$—	$(26,454)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	(995)	—	(995)
Beginning balance at January 1, 2018, as adjusted	(23,526)	(3,923)	—	(27,449)
Reclassification of disproportionate income tax effects	(3,175)	(631)	—	(3,806)
Net current period activity
Other comprehensive loss before reclassifications	(4,046)	(17,586)	—	(21,632)
Amounts reclassified from accumulated other comprehensive loss	1,075	2,024	—	3,099
Net current period other comprehensive loss	(2,971)	(15,562)	—	(18,533)
Ending balance at December 31, 2018	$(29,672)	$(20,116)	$—	$(49,788)
(1) During the year ended December 31, 2019, Park transferred HTM securities with a fair value of $373.9 million to AFS classification. The transfer occurred at fair value and had a related unrealized gain of $24.2 million ($19.1 million net of taxes), recorded in other comprehensive income.
The following table provides information concerning amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
(In thousands)	2020	2019	2018
Amortization of defined benefit pension items
Amortization of net loss	$1,175	1,882	1,361	Employee benefits
Income before income taxes	1,175	1,882	1,361	Income before income taxes
Income taxes	247	395	286	Income taxes
Net of income tax	$928	$1,487	$1,075	Net income

Unrealized gains & losses on AFS debt securities
(Gain) loss on the sale of debt securities	$(3,286)	$421	$2,562	Net gain (loss) on the sale of debt securities
(Income) loss before income taxes	(3,286)	421	2,562	Income before income taxes
Income tax (benefit) expense	(690)	88	538	Income taxes
Net of income (benefit) tax	$(2,596)	$333	$2,024	Net income

23. Earnings Per Common Share
U.S. GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of PBRSUs and TBRSUs.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31 (In thousands, except share data)	2020	2019	2018
Numerator:
Net income	$127,923	$102,700	$110,387
Denominator:
Weighted-average common shares outstanding	16,302,825	16,234,342	15,488,982
Effect of dilutive PBRSUs and TBRSUs	104,677	95,114	122,507
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,407,502	16,329,456	15,611,489
Earnings per common share:
Basic earnings per common share	$7.85	$6.33	$7.13
Diluted earnings per common share	$7.80	$6.29	$7.07

Park awarded 62,265, 58,740 and 48,053 PBRSUs to certain employees during the years ended December 31, 2020, 2019 and 2018, respectively. Park awarded 15,700 TBRSUs to Carolina Alliance Division employees during the year ended December 31, 2019 and awarded 13,637 TBRSUs to NewDominion Division employees during the year ended December 31, 2018.

On April 1, 2019, Park issued 1,037,205 common shares to complete its acquisition of Carolina Alliance. On July 1, 2018, Park issued 435,457 common shares to complete its acquisition of NewDominion. These common shares are included in average common shares outstanding beginning on those dates.

During the years ended December 31, 2020, 2019 and 2018, Park repurchased 76,000, 86,650 and 50,000 common shares, respectively, to fund the PBRSUs, TBRSUs and common shares awarded to directors of Park and to directors of PNB (and its divisions) and repurchased 334,603 common shares during the year ended December 31, 2019 pursuant to Park's previously announced stock repurchase authorizations.

24. Dividend Restrictions
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2020, approximately $101.8 million of the total shareholders’ equity of PNB was available for the payment of dividends to the Corporation, without approval by the applicable regulatory authorities.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (In thousands)	2020	2019
Loan commitments	$1,372,182	$1,309,896
Standby letters of credit	17,015	17,195

The loan commitments are generally for variable rates of interest.

The Corporation grants retail, commercial and commercial real estate loans to customers primarily located in Ohio, Kentucky, North Carolina and South Carolina with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and real estate.

Although the Corporation has a diversified loan portfolio, a substantial portion of the borrowers’ ability to honor their contracts is dependent upon the economic conditions the borrowers' respective geographic locations and industries.

26. Loan Servicing
Park serviced sold mortgage loans of $1,972 million at December 31, 2020, compared to $1,447 million at December 31, 2019 and $1,389 million at December 31, 2018. At December 31, 2020, $1.7 million of the sold mortgage loans were sold with recourse compared to $2.3 million at December 31, 2019 and $2.5 million at December 31, 2018. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. As of December 31, 2020 and 2019, management had established a reserve of $30,000 and $25,000, respectively, to account for future loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

December 31 (In thousands)	2020	2019	2018
MSRs:
Carrying amount, net, beginning of year	$10,070	$10,178	$9,688
Additions	8,627	2,355	1,591
Amortization	(4,123)	(1,870)	(1,499)
Change in valuation allowance	(2,364)	(593)	398
Carrying amount, net, end of year	$12,210	$10,070	$10,178
Valuation allowance:
Beginning of year	$825	$232	$630
Change in valuation allowance	2,364	593	(398)
End of year	$3,189	$825	$232

The fair value of MSRs was $12.2 million and $10.1 million at December 31, 2020 and 2019, respectively. The fair value of MSRs at December 31, 2020 was established using a discount rate of 12% and constant prepayment speeds ranging from 13.20% to 27.54%. The fair value of MSRs at December 31, 2019 was established using a discount rate of 12% and constant prepayment speeds ranging from 6.60% to 18.42%.

Servicing fees included in other service income were $4.1 million, $3.6 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At December 31, 2020 and 2019, all of Park's leases were classified as operating leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at December 31, 2020 were $15.1 million and $16.1 million, respectively. At December 31, 2019, the carrying amounts of Park's ROU assets and lease liability were $13.7 million and $14.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Statements of Income.

Other information related to operating leases for the years ended December 31, 2020 and 2019 follows:

(Dollars in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Lease cost
Operating lease cost	$3,463	$3,165
Sublease income	(352)	(383)
Total lease cost	$3,111	$2,782

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,553	$3,192
ROU assets obtained in exchange for new operating lease liabilities	7,821	505
Reductions to ROU assets resulting from reductions to lease obligations	$(3,084)	$(2,855)

At both December 31, 2020 and 2019, Park's operating leases had a weighted average remaining term of 7.2 years. The weighted average discount rate of Park's operating leases was 2.3% and 3.1% at December 31, 2020 and 2019, respectively.

Undiscounted cash flows included in lease liabilities at December 31, 2020 have expected contractual payments as follows:

(in thousands)	December 31, 2020
2021	$3,062
2022	2,955
2023	2,840
2024	1,755
2025	1,415
Thereafter	5,404
Total undiscounted minimum lease payments	$17,431
Less: imputed interest	(1,378)
Total lease liabilities	$16,053

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$305,218	$—	$305,218
U.S. Government sponsored entities’ asset-backed securities	—	752,109	—	752,109
Corporate debt securities	—	2,014	—	$2,014
Equity securities	2,026	—	485	2,511
Mortgage loans held for sale	—	31,666	—	31,666
Mortgage IRLCs	—	1,545	—	1,545
Loan interest rate swaps	—	3,934	—	3,934

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	885	—	$885
Loan interest rate swaps	—	3,934	—	$3,934

Fair Value Measurements at December 31, 2019 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Assets
Investment securities:
Obligations of states and political subdivisions	—	320,491	—	$320,491
U.S. Government sponsored entities’ asset-backed securities	$—	$889,210	$—	$889,210
Equity securities	1,537	—	456	1,993
Mortgage loans held for sale	—	12,278	—	12,278
Mortgage IRLCs	—	221	—	221
Loan interest rate swaps	—	1,870	—	$1,870

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	575	—	$575
Loan interest rate swaps	—	1,870	—	$1,870

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2020 and 2019, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(In thousands)	Equity Securities	Fair Value Swap
Balance at January 1, 2020	$456	$(226)
Total Gains (Losses)
Included in other income	29	—
Balance at December 31, 2020	$485	$(226)

Balance at January 1, 2019	$424	$(226)
Total Gains (Losses)
Included in other income	32	—
Balance at December 31, 2019	$456	$(226)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis as described below:

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of December 31, 2020 and 2019, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of December 31, 2020 and 2019, there were no PCI loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at December 31, 2020 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$6,749	$6,749
Residential real estate	—	—	175	175
Total impaired loans recorded at fair value	$—	$—	$6,924	$6,924

MSRs	$—	$12,179	$—	$12,179

OREO recorded at fair value:
Commercial real estate	—	—	—	—
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

Fair Value Measurements at December 31, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,873	$1,873
Residential real estate	—	—	217	217
Total impaired loans recorded at fair value	$—	$—	$2,090	$2,090

MSRs	$—	$5,797	$—	$5,797

OREO recorded at fair value:
Commercial real estate	—	—	2,295	2,295
Residential real estate	—	—	738	738
Total OREO recorded at fair value	$—	$—	$3,033	$3,033

Other repossessed assets	$—	$—	$3,599	$3,599

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

	December 31, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$8,256	$269	$1,332	$6,924
Remaining impaired loans	100,199	386	4,102	96,097
Total impaired loans	$108,455	$655	$5,434	$103,021

	December 31, 2019
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,167	$313	$77	$2,090
Remaining impaired loans	75,324	406	5,153	70,171
Total impaired loans	$77,491	$719	$5,230	$72,261

The expense from credit adjustments related to impaired loans carried at fair value for the years ended December 31, 2020, 2019 and 2018 was $4.7 million, $0.2 million, and $0.4 million, respectively.

MSRs totaled $12.2 million at December 31, 2020. Of this $12.2 million MSR carrying balance, $12.2 million was recorded at fair value and included a valuation allowance of $3.2 million. The remaining $31,000 was recorded at cost, as the fair value exceeded cost at December 31, 2020. At December 31, 2019, MSRs totaled $10.1 million. Of this $10.1 million MSR carrying balance, $5.8 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $4.3 million was recorded at cost, as the fair value exceeded cost at December 31, 2019. The (expense) income related to MSRs carried at fair value for the years ended December 31, 2020, 2019 and 2018 was $(2.4) million, $(0.6) million and $0.4 million, respectively.

Total OREO held by Park at December 31, 2020 and 2019 was $1.4 million and $4.0 million, respectively. Approximately 51% and 75% of OREO held by Park at December 31, 2020 and 2019, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2020 and 2019, OREO held at fair value, less estimated selling costs, amounted to $735,000 and $3.0 million, respectively. The net income (expense) related to OREO fair value adjustments was $0.1 million, $(0.2) million and $(0.5) million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other repossessed assets totaled $3.6 million at December 31, 2020, of which $3.2 million were recorded at fair value. Other repossessed asset totaled $4.2 million at December 31, 2019, of which $3.6 million were recorded at fair value. The net expense related to other repossessed asset fair value adjustments was $435,000 for the year ended December 31, 2020. There was no expense related to fair value adjustments on other repossessed assets for the year ended December 31, 2019. The net expense related to other repossessed asset fair value adjustments was $269,000 for the year ended December 31, 2018.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020 and December 31, 2019:

December 31, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$6,749	Sales comparison approach	Adj to comparables	0.0% - 139.0% (11.8%)
		Income approach	Capitalization rate	9.3% - 20.0% (10.3%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)
		Cost approach	Accumulated depreciation	2.6% (2.6%)

Residential real estate	$175	Sales comparison approach	Adj to comparables	2.0% - 47.8% (11.9%)

Other real estate owned:
Residential real estate	$735	Sales comparison approach	Adj to comparables	7.8% - 9.9% (8.9%)

December 31, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$1,873	Sales comparison approach	Adj to comparables	0.0% - 56.0% (26.5%)
		Cost approach	Accumulated depreciation	93.1% (93.1%)

Residential real estate	$217	Sales comparison approach	Adj to comparables	0.0% - 53.5% (10.8%)

Other real estate owned:
Commercial real estate	$2,295	Sales comparison approach	Adj to comparables	0.9% - 68.4% (34.7%)
		Income approach	Capitalization rate	13.0% (13.0%)

Residential real estate	$738	Sales comparison approach	Adj to comparables	4.6% - 54.6% (39.2%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

As of December 31, 2020 and December 31, 2019, Park had Partnerships Investments with a NAV of $15.4 million and $11.9 million, respectively. As of December 31, 2020 and December 31, 2019, Park had $6.2 million and $8.5 million in unfunded commitments related to these Partnership Investments. For the years ended December 31, 2020, 2019 and 2018, Park recognized income of $2.4 million, $4.8 million and $1.4 million, respectively, related to these Partnership Investments.

The fair value of financial instruments at December 31, 2020 and December 31, 2019, was as follows:

	December 31, 2020
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$370,474	$370,474	$—	$—	$370,474
Investment securities (1)	1,059,341	—	1,059,341	—	1,059,341
Other investment securities (2)	2,511	2,026	—	485	2,511

Mortgage loans held for sale	31,666	—	31,666	—	31,666
Mortgage IRLCs	1,545	—	1,545	—	1,545
Impaired loans carried at fair value	6,924	—	—	6,924	6,924
Other loans, net	7,051,975	—	—	7,072,339	7,072,339
Loans receivable, net	$7,092,110	$—	$33,211	$7,079,263	$7,112,474

Financial liabilities:
Time deposits	$864,573	$—	$870,804	$—	$870,804
Other	1,379	1,379	—	—	1,379
Deposits (excluding demand deposits)	$865,952	$1,379	$870,804	$—	$872,183

Short-term borrowings	$342,230	$—	$342,230	$—	$342,230
Long-term debt	32,500	—	31,376	—	31,376
Subordinated notes	187,774	—	179,147	—	179,147

Derivative financial instruments - assets:
Loan interest rate swaps	3,934	—	3,934	—	3,934

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	885	—	885	—	885
Loan interest rate swaps	3,934	—	3,934	—	3,934
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

29. Capital Ratios
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% on January 1, 2019. The following amount shown as the adequately capitalized ratio plus the capital conservation buffer includes the 2.50% buffer. The Federal Reserve Board also adopted requirements Park must maintain to be deemed "well-capitalized" and to remain a financial holding company.

Each of PNB and Park met all of the well-capitalized ratio guidelines applicable to it at December 31, 2020. The following table indicates the capital ratios for PNB and Park at December 31, 2020 and 2019.

	As of December 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.59%	10.66%	10.66%	12.16%
Park	9.63%	11.92%	11.72%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2019
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.62%	11.05%	11.05%	12.25%
Park	9.64%	12.33%	12.11%	13.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

The following table reflects various measures of capital for Park and PNB:

			To Be Adequately Capitalized		To Be Well-Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2020
Total Risk-Based Capital (to risk-weighted assets)
PNB	$891,585	12.16%	$586,764	8.00%	$733,455	10.00%
Park	1,137,305	15.43%	589,619	8.00%	737,023	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$782,148	10.66%	$440,073	6.00%	$586,764	8.00%
Park	878,740	11.92%	442,214	6.00%	442,214	6.00%
Leverage Ratio (to average total assets)
PNB	$782,148	8.59%	$364,079	4.00%	$455,098	5.00%
Park	878,740	9.63%	365,143	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	$782,148	10.66%	$330,055	4.50%	$476,746	6.50%
Park	863,740	11.72%	331,661	4.50%	N/A	N/A

At December 31, 2019
Total Risk-Based Capital (to risk-weighted assets)
PNB	$810,880	12.25%	$529,480	8.00%	$661,850	10.00%
Park	877,108	13.19%	532,169	8.00%	665,211	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$731,071	11.05%	$397,110	6.00%	$529,480	8.00%
Park	820,312	12.33%	399,127	6.00%	399,127	6.00%
Leverage Ratio (to average total assets)
PNB	$731,071	8.62%	$339,092	4.00%	$423,866	5.00%
Park	820,312	9.64%	340,412	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	731,071	11.05%	297,832	4.50%	430,202	6.50%
Park	805,312	12.11%	299,345	4.50%	N/A	N/A

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

Operating results for the year ended December 31, 2020 (In thousands)
	PNB	GFSC	All Other	Total
Net interest income (expense)	$326,375	$3,785	$(2,530)	$327,630
Provision for (recovery of) loan losses	30,813	196	(18,955)	12,054
Other income	124,231	255	1,178	125,664
Other expense	268,938	2,402	15,255	286,595
Income before income taxes	150,855	1,442	2,348	154,645
Income tax expense (benefit)	27,125	303	(706)	26,722
Net income	$123,730	$1,139	$3,054	$127,923
Balances at December 31, 2020
Assets	$9,236,915	$12,431	$29,675	$9,279,021
Loans	7,165,840	12,757	(812)	7,177,785
Deposits	7,820,983	2,273	(250,898)	7,572,358

Operating results for the year ended December 31, 2019 (In thousands)
	PNB	GFSC	All Other	Total
Net interest income (expense)	$293,130	$5,013	$(406)	$297,737
Provision for (recovery of) loan losses	8,356	754	(2,939)	6,171
Other income	92,392	170	4,631	97,193
Other expense	237,433	3,478	23,077	263,988
Income (loss) before income taxes	139,733	951	(15,913)	124,771
Income tax expense (benefit)	26,133	189	(4,251)	22,071
Net income (loss)	$113,600	$762	$(11,662)	$102,700
Balances at December 31, 2019
Assets	$8,521,537	$27,593	$9,247	$8,558,377
Loans	6,481,644	28,143	(8,383)	6,501,404
Deposits	7,125,111	3,919	(76,418)	7,052,612

Operating results for the year ended December 31, 2018 (In thousands)
	PNB	GFSC	All Other	Total
Net interest income	$258,547	$5,048	$3,303	$266,898
Provision for (recovery of) loan losses	7,569	1,328	(952)	7,945
Other income	88,981	187	11,933	101,101
Other expense	206,843	3,245	18,667	228,755
Income (loss) before income taxes	133,116	662	(2,479)	131,299
Income tax expense (benefit)	23,644	141	(2,873)	20,912
Net income	$109,472	$521	$394	$110,387
Balances at December 31, 2018
Assets	$7,753,848	$31,388	$19,072	$7,804,308
Loans	5,671,173	32,664	(11,705)	5,692,132
Deposits	6,334,796	4,142	(78,078)	6,260,860

The operating results in the "All Other" column are used to reconcile the segment totals to the Consolidated Statements of Income. The reconciling amounts for consolidated total assets, loans and deposits consist of the elimination of intersegment borrowings, intersegment loans, intersegment deposits, and the assets of the Parent Company and SEPH which were not eliminated.

The following is a reconciliation of financial information for the reportable segments to the Corporation’s consolidated totals:

	2020
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$330,160	$10,814	$260,526	$27,428	$9,249,346	$7,823,256
Elimination of intersegment items	1,250	—	—	—	(1,458)	(250,898)
All other totals - not eliminated	(3,780)	—	15,255	(706)	31,133	—
Totals	$327,630	$10,814	$275,781	$26,722	$9,279,021	$7,572,358

	2019
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$298,143	$9,112	$231,799	$26,322	$8,549,130	$7,129,030
Elimination of intersegment items	1,250	—	—	—	(19,231)	(76,418)
All other totals - not eliminated	(1,656)	—	23,077	(4,251)	28,478	—
Totals	$297,737	$9,112	$254,876	$22,071	$8,558,377	$7,052,612

	2018
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$263,595	$8,585	$201,503	$23,785	$7,785,236	$6,338,938
Elimination of intersegment items	1,275	—	—	—	(13,482)	(78,078)
All other totals - not eliminated	2,028	—	18,667	(2,873)	32,554	—
Totals	$266,898	$8,585	$220,170	$20,912	$7,804,308	$6,260,860
31. Parent Company Statements
The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below. Investments in subsidiaries are accounted for using the equity method of accounting.

Cash represents non-interest bearing deposits with PNB. Net cash provided by operating activities reflects cash payments (received from subsidiaries) for income taxes of $6.8 million, $4.1 million and $3.9 million in 2020, 2019 and 2018, respectively.

Condensed Balance Sheets
December 31, 2020 and 2019
(In thousands)	2020	2019
Assets:
Cash	$248,814	$73,663
Investment in subsidiaries	969,054	912,162
Debentures receivable from PNB	25,000	25,000
Other receivables from subsidiaries	1,823	9,168
Other investments	5,375	5,001
Other assets	23,333	20,620
Total assets	$1,273,399	$1,045,614
Liabilities:
Long-term debt	$32,500	$42,500
Subordinated notes	187,774	15,000
Other payables to subsidiaries	132	10,092
Other liabilities	12,737	9,008
Total liabilities	$233,143	$76,600
Total shareholders’ equity	$1,040,256	$969,014
Total liabilities and shareholders’ equity	$1,273,399	$1,045,614

Condensed Statements of Income
for the years ended December 31, 2020, 2019 and 2018
(In thousands)	2020	2019	2018
Income:
Dividends from subsidiaries	$97,000	$97,500	$100,000
Interest and dividends	1,250	1,250	1,275
Other	98	4,634	6,068
Total income	98,348	103,384	107,343
Expense:
Interest expense	4,311	1,950	617
Other, net	12,234	19,804	14,619
Total expense	16,545	21,754	15,236
Income before income taxes and equity in undistributed income of subsidiaries	$81,803	$81,630	$92,107
Income tax benefit	4,390	4,242	4,010
Income before equity in undistributed income of subsidiaries	86,193	85,872	96,117
Equity in undistributed income of subsidiaries	41,730	16,828	14,270
Net income	$127,923	$102,700	$110,387
Other comprehensive income (loss) (1)	15,160	40,199	(18,533)
Comprehensive income	$143,083	$142,899	$91,854
(1) See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows
for the years ended December 31, 2020, 2019 and 2018
(In thousands)	2020	2019	2018
Operating activities:
Net income	$127,923	$102,700	$110,387
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(41,730)	(16,828)	(14,270)
Compensation expense for issuance of treasury shares to directors	1,274	1,325	1,109
Share-based compensation expense	5,998	4,999	3,954
Gain (loss) on equity securities, net	245	(4,204)	(3,267)
Decrease (increase) in other assets	6,632	(8,544)	(2,073)
(Decrease) increase in other liabilities	(6,325)	10,006	(163)
Net cash provided by operating activities	94,017	89,454	95,677
Investing activities:
Outlays for business acquisitions	—	(28,630)	(30,684)
Other, net	(2,621)	5,723	60
Net cash used in investing activities	(2,621)	(22,907)	(30,624)
Financing activities:
Cash dividends paid	(70,353)	(69,113)	(63,013)
Proceeds from issuance of long-term debt	172,620	50,000	—
Repayment of long-term debt	(10,000)	(7,500)	—
Repurchase of treasury shares	(7,507)	(40,535)	(5,784)
Cash payment for fractional shares	(3)	(3)	(4)
Value of common shares withheld to pay employee income taxes	(1,002)	(827)	(610)
Net cash provided by (used) in financing activities	83,755	(67,978)	(69,411)
Increase (decrease) in cash	175,151	(1,431)	(4,358)

Cash at beginning of year	73,663	75,094	79,452
Cash at end of year	$248,814	$73,663	$75,094

32. Revenue from Contracts with Customers
All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year ended December 31, 2020
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$8,761	$—	$—	$8,761
Employee benefit and retirement-related accounts	7,921	—	—	7,921
Investment management and investment advisory agency accounts	10,652	—	—	10,652
Other	1,539	—	—	1,539
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	4,999	—	—	4,999
Demand deposit account (DDA) charges	2,920	—	—	2,920
Other	526	—	—	526
Other service income (1)
Credit card	2,108	4	—	2,112
HELOC	424	—	—	424
Installment	165	—	—	165
Real estate	32,827	—	62	32,889
Commercial	1,493	—	528	2,021
Debit card fee income	22,160	—	—	22,160
Bank owned life insurance income (2)	4,521	—	268	4,789
ATM fees	1,773	—	—	1,773
Gain on the sale of OREO, net	836	—	371	1,207
Net gain on the sale of investment securities (2)	3,286	—	—	3,286
Gain (loss) on equity securities, net (2)	2,429	—	(247)	2,182
Other components of net periodic pension benefit income (2)	7,759	94	99	7,952
Miscellaneous (3)	7,132	157	97	7,386
Total other income	$124,231	$255	$1,178	$125,664
(1) Of the $37.6 million of revenue included within "Other service income", approximately $5.2 million is within the scope of ASC 606, with the remaining $32.4 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $7.4 million, all of which are within the scope of ASC 606.

	Year ended December 31, 2019
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$9,001	$—	$—	$9,001
Employee benefit and retirement-related accounts	7,178	—	—	7,178
Investment management and investment advisory agency accounts	10,024	—	—	10,024
Other	1,565	—	—	1,565
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	7,073	—	—	7,073
Demand deposit account (DDA) charges	3,105	—	—	3,105
Other	657	—	—	657
Other service income (1)
Credit card	2,354	7	—	2,361
HELOC	403	—	4	407
Installment	256	—	(83)	173
Real estate	11,167	—	(9)	11,158
Commercial	1,259	—	142	1,401
Debit card fee income	20,250	—	—	20,250
Bank owned life insurance income (2)	4,168	—	389	4,557
ATM fees	1,828	—	—	1,828
Loss on the sale of OREO, net	(110)	—	(112)	(222)
Net loss on sale of investment securities (2)	(421)	—	—	(421)
Gain on equity securities, net (2)	913	—	4,205	5,118
Other components of net periodic pension benefit income (2)	4,587	54	91	4,732
Miscellaneous (3)	7,135	109	4	7,248
Total other income	$92,392	$170	$4,631	$97,193
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

	Year ended December 31, 2018
Revenue by Operating Segment (in thousands)	PNB	GFSC	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$8,495	$—	$—	$8,495
Employee benefit and retirement-related accounts	6,863	—	—	6,863
Investment management and investment advisory agency accounts	9,352	—	—	9,352
Other	1,583	—	—	1,583
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	7,483	—	—	7,483
Demand deposit account (DDA) charges	3,310	—	—	3,310
Other	668	—	—	668
Other service income (1)
Credit card	2,212	27	—	2,239
HELOC	471	—	—	471
Installment	243	—	—	243
Real estate	9,079	—	—	9,079
Commercial	1,153	—	1,081	2,234
Debit card fee income	17,317	—	—	17,317
Bank owned life insurance income (2)	4,903	—	1,912	6,815
ATM fees	1,978	—	—	1,978
Gain on the sale of OREO, net	1,440	—	2,795	4,235
Net gain on sale of investment securities (2)	(2,271)	—	—	(2,271)
Gain on equity securities, net (2)	549	—	4,067	4,616
Other components of net periodic pension benefit income (2)	6,609	75	136	6,820
Gain on sale of non-performing loans	660	—	2,166	2,826
Miscellaneous (3)	6,884	85	(224)	6,745
Total other income	$88,981	$187	$11,933	$101,101
(1) Of the $14.3 million of revenue included within "Other service income", approximately $5.5 million is within the scope of ASC 606, with the remaining $8.8 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $6.7 million, all of which are within the scope of ASC 606.

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

Other service income: Other service income includes income from (1) the sale and servicing of loans sold to the secondary market, (2) incentive income from third-party credit card issuers, and (3) loan customers for various loan-related activities and services. Income related to the sale and servicing of loans sold to the secondary market is included within Other service income, but is not within the scope of ASC 606. Services that fall within the scope of ASC 606 are recognized as revenue when the Company satisfies its performance obligation to the customer.

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

33. Quarterly Financial Data (Unaudited)

The following table is a summary of selected quarterly results of operations for the years ended December 31, 2020 and 2019.

	Three Months Ended
(Dollars in thousands, except share data)	March 31	June 30	Sept. 30	Dec. 31
2020:
Interest income	$88,909	$87,445	$89,566	$91,800
Interest expense	12,626	6,259	5,726	5,479
Net interest income	76,283	81,186	83,840	86,321
Provision for (recovery of) loan losses	5,153	12,224	13,836	(19,159)
Income before income taxes	27,340	35,127	36,703	55,475
Net income	22,372	29,505	30,846	45,200
Per common share data:
Net income per common share - basic	1.37	1.81	1.89	2.77
Net income per common share - diluted	1.36	1.80	1.88	2.75
Weighted-average common shares outstanding - basic	16,303,602	16,296,427	16,300,720	16,310,551
Weighted-average common shares equivalent - diluted	16,425,881	16,375,434	16,393,792	16,434,812
2019:
Interest income	$81,856	$92,226	$94,589	$91,829
Interest expense	14,080	16,375	17,488	14,820
Net interest income	67,776	75,851	77,101	77,009
Provision for (recovery of) loan losses	2,498	1,919	1,967	(213)
Income before income taxes	30,476	26,548	37,532	30,215
Net income	25,455	22,163	31,146	23,936
Per common share data:
Net income per common share - basic	1.63	1.34	1.90	1.46
Net income per common share - diluted	1.62	1.33	1.89	1.45
Weighted-average common shares outstanding - basic	15,651,541	16,560,545	16,382,798	16,342,485
Weighted-average common shares equivalent - diluted	15,744,777	16,642,571	16,475,741	16,454,553

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
Changes in Internal Control over Financial Reporting
    There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

No response required.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 26, 2021 (the “2021 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2021 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2021 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2021 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K with respect to any delinquent form required under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the disclosure to be included under the caption "BENEFICIAL OWNERSHIP OF PARK COMMON SHARES - Delinquent Section 16(a) Reports" in Park's 2021 Proxy Statement.
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
    In accordance with the requirements of Section 807 of the NYSE American Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and Park's subsidiaries, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park's President, Park’s Chief Financial Officer, Secretary and Treasurer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or an executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of the Commentary to Section 807 of the NYSE American Company Guide.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2021 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders held on April 27, 2020.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2021 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2021 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2021 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2021 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2021 Proxy Statement.
Equity Compensation Plan Information
    The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2021 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2021 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2021 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2021 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Balance Sheets at December 31, 2020 and 2019 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Notes to Consolidated Financial Statements -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
(2)     Financial Statement Schedules.

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

Exhibit No.    Description of Exhibit

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
4.6 (f)    Fifth Amendment to the Credit Agreement, made and entered into as of June 17, 2020, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 18, 2020 (File No. 1-13006)
4.6(g)    Revolving Note, dated June 20, 2019, in the principal amount of $15,000,000 and with a maturity date of June 20, 2021 (reflecting the defined Termination Date), issued by Park National Corporation to U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Park's June 26, 2019 Form 8-K)
4.6(h)    Term Note, dated June 20, 2019, in the principal amount of $50,000,000 and with a maturity date of June 20, 2022, issued by Park National Corporation to U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Park's June 26, 2019 Form 8-K)
4.7(a)    Indenture, dated as of August 20, 2020, between Park National Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on August 20, 2020 (File No. 1-13006)("Park's August 20, 2020 Form 8-K"))
4.7(b)    First Supplemental Indenture, dated as of August 20, 2020, between Park National Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Park's August 20, 2020 Form 8-K")

Exhibit No.    Description of Exhibit
4.7(c)    Form of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park National Corporation (included in Exhibit 4.7(b) to this Annual Report on Form 10-K)(incorporated herein by reference to Exhibit 4.2 to Park's August 20, 2020 Form 8-K)
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

Exhibit No.    Description of Exhibit

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

10.13†    Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on February 19, 2008 (File No. 1-13006))

10.14(a)†    Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.14(a) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 1-13006))

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

Exhibit No.    Description of Exhibit
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
10.25†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted after November 19, 2018 and prior to January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on November 20, 2018 (File No. 1-13006))
10.26†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, made effective as of January 1, 2019, entered into with employees of Park National Corporation and of its subsidiaries with respect to performance-based restricted stock unit awards granted effective January 1, 2019 (incorporated herein by reference to Exhibit 10.3 to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 1-13006)("Park's March 31, 2020 Form 10-Q"))
10.27†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 1, 2020 and to be used to evidence such awards granted after January 1, 2020 (incorporated herein by reference to Exhibit 10.4 to Park's March 31, 2020 Form 10-Q)
14    Code of Business Conduct and Ethics, as most recently approved by the Park National Corporation Board of Directors on April 24, 2020 (filed herewith)
21    Subsidiaries of Park National Corporation (filed herewith)

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

101    The following information from Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)**

104    Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
___________________

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

PARK NATIONAL CORPORATION

Date: February 26, 2021	By:	/s/ David L. Trautman
David L. Trautman,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2021.

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