Form 10-Q
period 2021-03-31
PARK NATIONAL CORP /OH/
filed 2021-05-06
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,340,644 Common Shares, no par value per share, outstanding at May 05, 2021.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	LIBOR	London Inter-Bank Offered Rate
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
Allowance	Allowance for credit losses	NAV	Net asset value
AOCI	Accumulated other comprehensive income	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	OCI	Other comprehensive income
ASU	Accounting Standards Update	OREO	Other real estate owned
AUCL	Allowance for unfunded credit losses	OWS	One way sell
CABF	CAB Financial Corporation and its subsidiaries	Park	Park National Corporation and its subsidiaries
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	PBRSUs	Performance-based restricted stock units
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PCD	Purchased credit deteriorated
CECL	Current expected credit loss	PCI	Purchased credit impaired
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PPP	Paycheck Protection Program
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GDP	Gross domestic product	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEPH	SE Property Holdings, LLC
HPI	Home price index	TBRSUs	Time-based restricted stock units
HTM	Held-to-maturity	TDRs	Troubled debt restructurings
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
LDA	Loss driver analysis	U.S.	United States
LGD	Loss given default

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$131,357	$155,596
Money market instruments	811,918	214,878
Cash and cash equivalents	943,275	370,474
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,080,988 and $1,007,834 at March 31, 2021 and December 31, 2020, respectively, and no allowance for credit losses at March 31, 2021)	1,115,284	1,059,341
Other investment securities	60,956	65,465
Total investment securities	1,176,240	1,124,806

Loans	7,168,745	7,177,785
Allowance for credit losses	(86,886)	(85,675)
Net loans	7,081,859	7,092,110

Bank owned life insurance	216,716	216,225
Prepaid assets	110,629	103,523
Goodwill	159,595	159,595
Other intangible assets	8,781	9,260
Premises and equipment, net	89,533	88,660
Affordable housing tax credit investments	54,168	56,024
Other real estate owned	844	1,431
Accrued interest receivable	23,562	24,926
Operating lease right-of-use asset	14,177	15,078
Mortgage loan servicing rights	13,635	12,210
Other	21,055	4,699
Total assets	$9,914,069	$9,279,021

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Liabilities and Shareholders' Equity:
Deposits:
Non interest bearing	$2,907,020	$2,727,100
Interest bearing	5,329,179	4,845,258
Total deposits	8,236,199	7,572,358

Short-term borrowings	305,385	342,230
Long-term debt	30,000	32,500
Subordinated notes	187,881	187,774
Unfunded commitments in affordable housing tax credit investments	23,204	29,298
Operating lease liability	15,359	16,053
Allowance for credit losses on off-balance sheet commitments	4,066	116
Accrued interest payable	1,554	3,860
Other	69,150	54,576
Total liabilities	$8,872,798	$8,238,765

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,154 shares issued at March 31, 2021 and 17,623,163 shares issued at December 31, 2020)	458,534	460,687
Retained earnings	719,230	704,764
Treasury shares (1,287,203 shares at March 31, 2021 and 1,308,966 shares at December 31, 2020)	(128,592)	(130,766)
Accumulated other comprehensive (loss) income, net of taxes	(7,901)	5,571
Total shareholders' equity	1,041,271	1,040,256
Total liabilities and shareholders’ equity	$9,914,069	$9,279,021

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:

Interest and fees on loans	$78,737	$80,687

Interest and dividends on:
Obligations of U.S. Government sponsored entities' and other securities - taxable	4,256	5,531
Obligations of states and political subdivisions - tax-exempt	2,037	2,200
Other interest income	143	491
Total interest and dividend income	85,173	88,909

Interest expense:

Interest on deposits:
Demand and savings deposits	386	6,342
Time deposits	1,584	4,285

Interest on borrowings:
Short-term borrowings	183	462
Long-term debt	2,286	1,537

Total interest expense	4,439	12,626

Net interest income	80,734	76,283

(Recovery of) provision for credit loss	(4,855)	5,153
Net interest income after (recovery of) provision for credit loss	85,589	71,130

Other income:
Income from fiduciary activities	8,173	7,113
Service charges on deposit accounts	2,054	2,528
Other service income	9,617	3,766
Debit card fee income	6,086	4,960
Bank owned life insurance income	1,165	1,248
ATM fees	530	412
Loss on sale of OREO, net	(33)	(196)
Gain (loss) on equity securities, net	1,810	(973)
Other components of net periodic pension benefit income	2,038	1,988
Miscellaneous	2,649	1,640
Total other income	34,089	22,486

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Other expense:
Salaries	$29,896	$28,429
Employee benefits	10,201	10,043
Occupancy expense	3,640	3,480
Furniture and equipment expense	2,610	4,319
Data processing fees	7,712	2,492
Professional fees and services	5,664	7,066
Marketing	1,491	1,486
Insurance	1,691	1,550
Communication	1,122	1,155
State tax expense	1,108	1,145
Amortization of intangible assets	479	606
Miscellaneous	2,251	4,505
Total other expense	67,865	66,276

Income before income taxes	51,813	27,340

Income taxes	8,982	4,968

Net income	$42,831	$22,372

Earnings per common share:
Basic	$2.63	$1.37
Diluted	$2.61	$1.36

Weighted average common shares outstanding:
Basic	16,314,987	16,303,602
Diluted	16,439,920	16,425,881

Cash dividends declared per common share	$1.23	$1.22

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$42,831	$22,372

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(3,614) and $4,832 for the three months ended March 31, 2021 and 2020, respectively.	(13,597)	18,176
Unrealized gain (loss) on cash flow hedging derivatives, net of income tax effect of $33 and $(128) for the three months ended March 31, 2021 and 2020, respectively.	125	(483)
Other comprehensive (loss) income	$(13,472)	$17,693

Comprehensive income	$29,359	$40,065

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$—	$460,687	$704,764	$(130,766)	$5,571
Cumulative change in accounting principle			(7,956)
Balance at January 1, 2021	$—	$460,687	$696,808	$(130,766)	$5,571
Net income			42,831
Other comprehensive loss, net of tax					(13,472)
Dividends on common shares at $1.23 per share			(20,365)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 21,764 common shares under share-based compensation awards, net of 14,108 common shares withheld to pay employee income taxes		(3,988)	(44)	2,174
Share-based compensation expense		1,836
Balance at March 31, 2021	$—	$458,534	$719,230	$(128,592)	$(7,901)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$—	$459,389	$646,847	$(127,633)	$(9,589)
Net income			22,372
Other comprehensive income, net of tax					17,693
Dividends on common shares at $1.22 per share			(20,111)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 25,028 common shares under share-based compensation awards, net of 11,646 common shares withheld to pay employee income taxes		(3,865)	528	2,500
Repurchase of 76,000 common shares to be held as treasury shares				(7,507)
Share-based compensation expense		1,254
Balance at March 31, 2020	$—	$456,777	$649,636	$(132,640)	$8,104

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$42,831	$22,372

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(4,855)	5,153
Accretion of loan fees and costs, net	(6,334)	(1,866)
Depreciation of premises and equipment	3,216	2,507
Amortization of investment securities, net	354	388
Net accretion of purchase accounting adjustments	(655)	(766)
(Gain) loss on equity securities, net	(1,810)	973
Loan originations to be sold in secondary market	(192,382)	(88,824)
Proceeds from sale of loans in secondary market	212,880	79,139
Gain on sale of loans in secondary market	(6,598)	(1,938)
Share-based compensation expense	1,836	1,254
Loss on sale of OREO, net	33	196
Bank owned life insurance income	(1,165)	(1,248)
Investment in qualified affordable housing tax credits amortization	1,856	1,829

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(508)	(219)
Increase in other assets	(13,000)	(4,593)
Increase (decrease) in other liabilities	10,166	(5,595)
Net cash provided by operating activities	$45,865	$8,762

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$4,283	$1,216
Proceeds from sales of investment securities	934	—
Proceeds from calls and maturities of:
Available-for-sale debt securities	58,344	47,922
Purchases of:
Available-for-sale debt securities	(131,852)	—
Equity securities	—	(1,071)
Net decrease in other investments	1,102	—
Net loan originations, portfolio loans	(2,922)	(6,818)
Proceeds from the sale of GFSC loans	3,538	—
Investment in qualified affordable housing tax credits	(6,094)	(2,546)
Proceeds from the sale of OREO	626	383
Life insurance death benefits	674	—
Purchases of premises and equipment	(4,114)	(6,343)
Net cash (used in) provided by investing activities	$(75,481)	$32,743

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2021	2020
Financing activities:
Net increase in deposits	$762,896	$237,611
Net increase in OWS deposits	(99,034)	—
Net decrease in short-term borrowings	(36,845)	(37,284)
Repayment of long-term debt	(2,500)	(52,500)
Value of common shares withheld to pay employee income taxes	(1,858)	(837)
Repurchase of common shares to be held as treasury shares	—	(7,507)
Cash dividends paid	(20,242)	(20,024)
Net cash provided by financing activities	$602,417	$119,459

Increase in cash and cash equivalents	572,801	160,964

Cash and cash equivalents at beginning of year	370,474	159,956

Cash and cash equivalents at end of period	$943,275	$320,920

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$6,745	$12,723

Non-cash items:
Loans transferred to OREO	$78	$151

Right-of-use assets obtained in exchange for lease obligations	$—	$7,755

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2021.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive income, consolidated condensed statements of changes in shareholders’ equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2020 ("Park's 2020 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2020 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of the COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses. Additionally, the pandemic may particularly impact certain loan concentrations in the hotel and accommodations, restaurant and food service, and strip shopping center industries.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: Effective January 1, 2021, Park adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") ("ASC 326") as amended. The new accounting guidance in this ASU replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

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

Park elected to delay the implementation of ASU 2016-13 following the approval of the CARES Act and continued to use the incurred loss methodology for estimating the allowance for credit losses in 2020. ASU 2016-13 requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. In the unprecedented circumstance surrounding the COVID-19 pandemic and the response thereto, Park believed that adopting ASU 2016-13 in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management elected to further delay adoption of ASU 2016-13 to January 1, 2021. This allowed Park to utilize the CECL standard for the entire year of adoption.

Park adopted ASU 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with the then applicable U.S. GAAP. Park recorded a net decrease to retained earnings of $8.0 million as of January 1, 2021 for the cumulative effect of adopting ASC 326.

Park adopted ASC 326 using the prospective transition approach for financial assets PCD that were previously classified as PCI and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $52,000 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.

As permitted by ASC 326, Park elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption.

The following table illustrates the impact of ASC 326:

	January 1, 2021
(In thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans	$7,177,666	$7,177,785	$(119)

ACL on loans
Commercial, financial and agricultural	17,351	25,608	(8,257)
Commercial real estate	25,599	23,480	2,119
Construction real estate:	5,390	7,288	(1,898)
Residential real estate:	14,484	11,363	3,121
Consumer	28,343	17,418	10,925
Leases	598	518	80
Total ACL on loans	$91,765	$85,675	$6,090

Liabilities:
ACL on off-balance sheet commitments	$3,982	$116	$3,866

Net deferred tax liability	$777	$2,892	$(2,115)

Shareholders' equity:	$1,032,300	$1,040,256	$(7,956)

ACL - AFS Debt Securities
For AFS debt securities in an unrealized loss position, Park first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, Park evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against allowance when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $3.9 million at March 31, 2021 and is excluded from the estimate of credit losses.

ACL - HTM Debt Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Park does not currently hold any HTM debt securities.

ACL - Loans
The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

Accrued interest receivable on loans totaled $19.7 million at March 31, 2021 and is excluded from the estimate of credit losses.

ACL - Loans - Collectively Evaluated
The ACL is measured on a collective pool basis when similar risk characteristics exist. Park has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Measurement Method	Loss Driver
Commercial, financial and agricultural	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
PPP loans	Other	N/A
Overdrafts	Historical Loss Experience	N/A
Commercial real estate	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Construction real estate:
Commercial	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Retail	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Residential real estate:
Commercial	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Mortgage	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
HELOC	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Installment	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Consumer	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
GFSC	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Check loans	Historical Loss Experience	N/A
Leases	Remaining Life	N/A

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate. The contractual term excludes extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Park.

In general, Park utilized a DCF method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective polled basis. For each segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own Federal Financial Institutions Examination Councils's ("FFIEC") Call Report data for the commercial, financial and agricultural and residential real estate segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer segments.

In creating the DCF model, Park has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through March 31, 2021, whenever possible. Peer data is utilized when there are not sufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, and loss history, and forecasted loss drivers. Park utilizes a third party to provide economic forecasts under various scenarios, which are weighted in order to reflect model risk in the current economic environment. The weighting of the scenarios is evaluated on a quarterly basis considering the various scenarios in the context of the current economic environment and presumed risk of loss.

Additional key assumptions in the DCF model include the PD, LGD, and prepayment/curtailment rates. When possible, Park utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use Park's own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average which is reached over the reversion period. When possible, Park's utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between

LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Prepayment and curtailment rates were calculated based on Park's own data utilizing a three-year average.

When the discounted cash flow method is used to determine the allowance for credit losses, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Qualitative factors considered in the ACL methodology include the following:
•The nature and volume of Park’s financial assets;
•The existence, growth, and effect of any concentrations of credit;
•The volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets;
•Park’s lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries;
•The quality of Park's credit review function;
•The experience, ability, and depth of Park’s lending, investment, collection, and other relevant management and staff;
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics; and
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which Park operates that affect the collectibility of financial assets.

ACL - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status or classified as TDRs will be individually evaluated and are labeled as impaired. Individual analysis will establish a specific reserve for loans in scope.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

ACL - Purchased Credit Deteriorated Loans
The Company has purchased loans, some of which have shown evidence of credit deterioration since origination.  Upon adoption of ASC 326, Park elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision expense.

ACL - Off-Balance Sheet Credit Exposures
Park estimates expected credit losses over the contractual period in which Park is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Park. The allowance for credit losses on off-balance sheet credit exposure is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Funding rates are based on a historical analysis of Park's portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for fiscal years ending after December 15, 2020. The adoption of this guidance on January 1, 2021 did not have an impact on Park’s consolidated financial statements, but will impact annual disclosures.

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

Issued But Not Yet Effective Accounting Standards

There are no issued by not yet effective accounting standards impacting Park as of March 31, 2021.

Note 3 – Investment Securities

Investment securities at March 31, 2021 and December 31, 2020, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2021:
Obligations of states and political subdivisions	$278,676	$19,637	$—	$298,313
U.S. Government sponsored entities' asset-backed securities	800,312	20,955	6,358	814,909
Corporate debt securities	2,000	62	—	2,062
Total	$1,080,988	$40,654	$6,358	$1,115,284

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2020:
Obligations of states and political subdivisions	$279,245	$25,973	$—	$305,218
U.S. Government sponsored entities' asset-backed securities	726,589	26,248	728	752,109
Corporate debt securities	2,000	14	—	2,014
Total	$1,007,834	$52,235	$728	$1,059,341

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

Investment securities in an unrealized loss position at March 31, 2021, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$220,681	$6,326	$4,255	$32	$224,936	$6,358
Total	$220,681	$6,326	$4,255	$32	$224,936	$6,358

 Investment securities in an unrealized loss position at December 31, 2020, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$86,393	$695	$4,727	$33	$91,120	$728
Total	$86,393	$695	$4,727	$33	$91,120	$728

Unrealized losses on U.S. Government sponsored entities' asset-based securities have not been recognized into income as they represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for AFS debt securities at March 31, 2021. Additionally, for the three-months ended March 31, 2021 and 2020, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2021, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Debt securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)

U.S. Government sponsored entities' asset-backed securities	$800,312	$814,909	1.92%

Corporate debt securities
Due five through ten years	$2,000	$2,062	4.00%

Obligations of state and political subdivisions:
Due five through ten years	$96,354	$103,192	3.75%
Due over ten years	182,322	195,121	3.67%
Total (1)	$278,676	$298,313	3.70%

(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of AFS debt securities during the three-month periods ended March 31, 2021 or 2020.

Investment securities having an amortized cost of $747 million and $691 million at March 31, 2021 and December 31, 2020, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 4 – Other Investment Securities

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

The carrying amounts of other investment securities at March 31, 2021 and December 31, 2020 were as follows:

(In thousands)	March 31, 2021	December 31, 2020
FHLB stock	$17,807	$22,090
FRB stock	14,653	14,653
Equity investments carried at fair value	2,012	2,511
Equity investments carried at modified cost (1)	4,689	4,689
Equity investments carried at NAV	21,795	21,522
Total other investment securities	$60,956	$65,465

1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended March 31, 2021 and 2020, the FHLB repurchased 42,833 and 12,163 shares, respectively, of FHLB stock with a book value of $4.3 million and $1.2 million, respectively. No shares of FRB stock were purchased during the three months ended March 31, 2021 or 2020.

During the three months ended March 31, 2021 and 2020, $435,000 and $(769,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.
During the three months ended March 31, 2021 and 2020, $1.4 million and $(204,000), respectively, of gains (losses) on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio, by class of loan, at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
(In thousands)	Amortized Cost	Amortized Cost	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural: (1)		$1,588,989	$6,528	$1,595,517
Commercial, financial and agricultural (1)	$1,198,615	(2)	(2)	(2)
PPP loans	386,990	(2)	(2)	(2)
Overdrafts	2,373	(2)	(2)	(2)
Commercial real estate (1)	1,756,921	1,748,189	6,017	1,754,206
Construction real estate:
Commercial	223,318	226,991	572	227,563
Retail	114,110	116,430	235	116,665
Residential real estate:
Commercial	541,968	526,222	1,161	527,383
Mortgage	1,077,696	1,096,358	947	1,097,305
HELOC	171,388	182,028	647	182,675
Installment	7,601	8,436	22	8,458
Consumer:		1,659,704	4,510	1,664,214
Consumer	1,657,874	(2)	(2)	(2)
Guardian ("GFSC")	5,225	(2)	(2)	(2)
Check loans	2,109	(2)	(2)	(2)
Leases	22,557	24,438	14	24,452
Total	$7,168,745	$7,177,785	$20,653	$7,198,438
Allowance for credit losses	(86,886)	(85,675)
Net loans	$7,081,859	$7,092,110

(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.
(2) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). PPP loans were broken out as a separate class as of March 31, 2021. Included within commercial, financial and agricultural loans as of December 31, 2020 were $331.6 million PPP loans. For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, of which $4.2 million and $13.7 million were recognized during the three months ended March 31, 2021 and the twelve months ended December 31, 2020, respectively. There were no PPP related fees recognized during the three months ended March 31, 2020. For its assistance in originating additional PPP loans during 2021, Park expects to receive an aggregate of $11.4 million in fees from the SBA, of which $397,000 was recognized within interest income during the three months ended March 31, 2021.

Loans are shown net of deferred origination fees, costs and unearned income of $28.1 million at March 31, 2021, and of $23.6 million at December 31, 2020, which represented a net deferred income position in both years. At March 31, 2021 and December 31, 2020, included in the net deferred origination fees, costs and unearned income was $10.0 million and $6.5 million, respectively, in net origination fees related to PPP loans. At March 31, 2021 and December 31, 2020, loans included purchase accounting adjustments of $6.4 million and $7.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment related to loans which are not PCI, is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.4 million and $2.0 million had been reclassified to loans at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, overdrafts were within their own class and as of December 31, 2020, were included in the commercial, financial and agricultural loan class above.

Credit Quality
The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at March 31, 2021:

	March 31, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$21,121	$590	$—	$21,711
PPP loans	—	—	18	18
Overdrafts	—	—	—	—
Commercial real estate	66,353	2,545	24	68,922
Construction real estate:
Commercial	2,962	—	—	2,962
Retail	13	28	—	41
Residential real estate:
Commercial	5,119	284	—	5,403
Mortgage	14,090	7,806	491	22,387
HELOC	1,438	825	—	2,263
Installment	185	1,772	—	1,957
Consumer:
Consumer	1,754	949	239	2,942
GFSC	198	18	30	246
Check loans	—	—	—	—
Leases	1,475	—	—	1,475
Total loans	$114,708	$14,817	$802	$130,327

The following table presents the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2020:

	December 31, 2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$23,261	$5,619	$—	$28,880
Commercial real estate	67,426	2,931	377	70,734
Construction real estate:
Commercial	3,110	—	—	3,110
Mortgage	14	31	—	45
Residential real estate:
Commercial	4,304	253	—	4,557
Mortgage	14,016	8,400	416	22,832
HELOC	1,286	909	77	2,272
Installment	184	1,728	—	1,912
Consumer	2,172	1,017	724	3,913
Leases	1,595	—	—	1,595
Total loans	$117,368	$20,888	$1,594	$139,850

The following table provides additional detail on nonaccrual loans and the related ACL, by class of loan, at March 31, 2021:

	March 31, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$15,166	$5,955	$4,276
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	59,563	6,790	384
Construction real estate:
Commercial	2,962	—	—
Retail	—	13	—
Residential real estate:
Commercial	4,815	304	22
Mortgage	—	14,090	136
HELOC	—	1,438	194
Installment	—	185	39
Consumer
Consumer	—	1,754	570
GFSC	—	198	23
Check loans	—	—	—
Leases	558	917	232
Total loans	$83,064	$31,644	$5,876

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2020:

	12/31/2020
(In thousands)	Unpaid Principal Balance	Recorded Investment	ACL Allocated
With no related allowance recorded
Commercial, financial and agricultural	$23,316	$22,970	$—
Commercial real estate	63,639	63,467	—
Construction real estate:
Commercial	3,110	3,110	—
Residential real estate:
Commercial	4,522	4,448	—
Leases	568	568	—
With an allowance recorded
Commercial, financial and agricultural	5,881	5,866	3,758
Commercial real estate	6,890	6,890	1,316
Construction real estate:
Commercial	—	—	—
Residential real estate:
Commercial	109	109	16
Leases	1,027	1,027	344
Total	$109,062	$108,455	$5,434

The following table provides the amortized cost basis of collateral-dependent loans by class of loan, as of March 31, 2021:

	March 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,482	$12,288	$1,204	$21,974
Commercial real estate	67,253	8,482	60	75,795
Construction real estate:
Commercial	3,946	—	—	3,946
Residential real estate:
Commercial	6,880	—	—	6,880
Mortgage	383	—	—	383
HELOC	136	—	—	136
Leases	—	1,577	—	1,577
Total loans	$87,080	$22,347	$1,264	$110,691

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents interest income recognized on nonaccrual loans for the three-month period ended March 31, 2021:

(In thousands)	Interest Income Recognized
Commercial, financial and agricultural:
Commercial, financial and agricultural	$57
PPP loans	—
Overdrafts	—
Commercial real estate	515
Construction real estate:
Commercial	33
Retail	1
Residential real estate:
Commercial	46
Mortgage	79
HELOC	4
Installment	1
Consumer:
Consumer	23
GFSC	5
Check loans	—
Leases	20
Total loans	$784

The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months ended March 31, 2020:

		Three months ended March 31, 2020
(In thousands)	Recorded Investment as of March 31, 2020	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$29,542	$31,657	$204
Commercial real estate	50,147	44,457	481
Construction real estate:
Commercial	452	424	4
Residential real estate:
Commercial	5,581	2,925	23
Leases	129	132	—
Total	$85,851	$79,595	$712

The following table presents the aging of the amortized cost in past due loans at March 31, 2021 by class of loan:

	March 31, 2021
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$4,197	$11,328	$15,525	$1,183,090	$1,198,615
PPP loans	—	18	18	386,972	386,990
Overdrafts	—	—	—	2,373	2,373
Commercial real estate	2,099	795	2,894	1,754,027	1,756,921
Construction real estate:
Commercial	—	25	25	223,293	223,318
Retail	—	—	—	114,110	114,110
Residential real estate:
Commercial	16	395	411	541,557	541,968
Mortgage	4,491	6,902	11,393	1,066,303	1,077,696
HELOC	57	663	720	170,668	171,388
Installment	71	68	139	7,462	7,601
Consumer:
Consumer	1,854	543	2,397	1,655,477	1,657,874
GFSC	241	160	401	4,824	5,225
Check loans	6	—	6	2,103	2,109
Leases	133	41	174	22,383	22,557
Total loans	$13,165	$20,938	$34,103	$7,134,642	$7,168,745

(1) Includes an aggregate of $0.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $94.6 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

The following table presents the aging of the recorded investment in past due loans at December 31, 2020 by class of loan:

	December 31, 2020
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
    (2) Includes an aggregate of $92.6 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at March 31, 2021 and December 31, 2020 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2021 follows:

March 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$64,238	$274,617	$152,264	$81,010	$57,500	$101,673	$431,548	$1,162,850
Special Mention	—	2,650	906	485	675	48	9,612	14,376
Substandard	671	983	2,110	2,665	735	7,750	797	15,711
Doubtful	1,490	34	—	240	2,028	1,386	500	5,678
Total	$66,399	$278,284	$155,280	$84,400	$60,938	$110,857	$442,457	$1,198,615

Commercial, financial and agricultural: PPP
Risk rating
Pass	$198,993	$187,997	$—	$—	$—	$—	$—	$386,990
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$198,993	$187,997	$—	$—	$—	$—	$—	$386,990

Commercial real estate (1)
Risk rating
Pass	$78,310	$461,291	$284,715	$203,496	$132,084	$419,891	$14,667	$1,594,454
Special Mention	272	8,999	36,259	9,666	8,265	24,458	3,589	91,508
Substandard	—	5,656	15,227	4,900	15,347	17,835	536	59,501
Doubtful	—	—	—	6,258	—	5,200	—	11,458
Total	$78,582	$475,946	$336,201	$224,320	$155,696	$467,384	$18,792	$1,756,921

March 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction real estate: Commercial
Risk rating
Pass	$14,483	$113,857	$50,274	$11,832	$2,679	$7,100	$16,012	$216,237
Special Mention	—	2,971	—	163	—	—	—	3,134
Substandard	—	96	8	1,010	—	—	256	1,370
Doubtful	—	—	—	2,577	—	—	—	2,577
Total	$14,483	$116,924	$50,282	$15,582	$2,679	$7,100	$16,268	$223,318

Residential Real Estate: Commercial
Risk rating
Pass	$40,074	$194,242	$77,477	$60,448	$35,732	$108,139	$16,402	$532,514
Special Mention	—	150	—	—	2,131	336	281	2,898
Substandard	—	—	1,140	3,522	320	1,054	—	6,036
Doubtful	—	—	—	43	216	30	231	520
Total	$40,074	$194,392	$78,617	$64,013	$38,399	$109,559	$16,914	$541,968

Leases
Risk rating
Pass	$1,263	$7,397	$5,391	$3,665	$1,378	$1,576	$—	$20,670
Special Mention	—	245	66	—	42	—	—	353
Substandard	—	477	—	60	26	54	—	617
Doubtful	—	519	213	45	64	76	—	917
Total	$1,263	$8,638	$5,670	$3,770	$1,510	$1,706	$—	$22,557

Total Commercial Loans
Risk rating
Pass	$397,361	$1,239,401	$570,121	$360,451	$229,373	$638,379	$478,629	$3,913,715
Special Mention	272	15,015	37,231	10,314	11,113	24,842	13,482	112,269
Substandard	671	7,212	18,485	12,157	16,428	26,693	1,589	83,235
Doubtful	1,490	553	213	9,163	2,308	6,692	731	21,150
Total	$399,794	$1,262,181	$626,050	$392,085	$259,222	$696,606	$494,431	$4,130,369

 (1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

The table below presents the recorded investment by loan grade at December 31, 2020 for all commercial loans:

	12/31/2020
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	Purchased Credit Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural (1)	$14,638	$—	$28,880	$337	$1,551,662	$1,595,517
Commercial real estate (1)	87,439	117	70,357	7,461	1,588,832	1,754,206
Construction real estate:
Commercial	164	—	3,110	1,002	223,287	227,563
Residential real estate:
Commercial	798	22	4,557	1,510	520,496	527,383
Leases	331	—	1,595	112	22,414	24,452
Total Commercial Loans	$103,370	$139	$108,499	$10,422	$3,906,691	$4,129,121

(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status. Park defines a loan as nonperforming if it is on nonaccrual status, designated as an accruing TDR, or is greater than 90 days past due and accruing.

March 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$2,373	$—	$—	$—	$—	$—	$—	$2,373
Nonperforming	—	—	—	—	—	—	—	—
Total	$2,373	$—	$—	$—	$—	$—	$—	$2,373

Construction Real Estate: Retail
Performing	$7,246	$85,363	$12,652	$3,888	$2,061	$2,783	$76	$114,069
Nonperforming	—	—	—	—	17	24	—	41
Total	$7,246	$85,363	$12,652	$3,888	$2,078	$2,807	$76	$114,110

Residential Real Estate: Mortgage
Performing	$83,060	$220,655	$154,818	$96,678	$78,671	$421,427	$—	$1,055,309
Nonperforming	—	—	640	724	990	20,033	—	22,387
Total	$83,060	$220,655	$155,458	$97,402	$79,661	$441,460	$—	$1,077,696

Residential Real Estate: HELOC
Performing	$—	$—	$151	$23	$231	$3,502	$165,218	$169,125
Nonperforming	—	—	—	—	83	1,419	761	2,263
Total	$—	$—	$151	$23	$314	$4,921	$165,979	$171,388

Residential Real Estate: Installment
Performing	$—	$100	$713	$180	$1,453	$3,198	$—	$5,644
Nonperforming	—	16	2	49	97	1,793	—	1,957
Total	$—	$116	$715	$229	$1,550	$4,991	$—	$7,601

Consumer: Consumer
Performing	$162,761	$684,477	$377,476	$186,795	$112,054	$107,435	$23,934	$1,654,932
Nonperforming	27	327	796	576	374	842	—	2,942
Total	$162,788	$684,804	$378,272	$187,371	$112,428	$108,277	$23,934	$1,657,874

Consumer: GFSC
Performing	$—	$535	$3,008	$1,061	$293	$(99)	$181	$4,979
Nonperforming	—	4	130	71	34	7	—	246
Total	$—	$539	$3,138	$1,132	$327	$(92)	$181	$5,225

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,109	$2,109
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,109	$2,109

Total Consumer Loans
Performing	$255,440	$991,130	$548,818	$288,625	$194,763	$538,246	$191,518	$3,008,540
Nonperforming	27	347	1,568	1,420	1,595	24,118	—	29,075
Total	$255,467	$991,477	$550,386	$290,045	$196,358	$562,364	$191,518	$3,037,615

Loans and Leases Acquired with Deteriorated Credit Quality
In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million.

Upon adoption of CECL on January 1, 2021, $52,000 of credit mark on PCD loans was reclassified to the allowance for credit losses. At March 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2021 and December 31, 2020 was $10.3 million and $11.2 million, respectively.

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

Certain other loans which were modified during the three-month periods ended March 31, 2021 and 2020 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At March 31, 2021 and December 31, 2020, there were $23.8 million and $25.8 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2021 and December 31, 2020, $13.9 million and $12.9 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At March 31, 2021 and December 31, 2020, loans totaling $14.8 million and $20.9 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At March 31, 2021 and December 31, 2020, Park had commitments to lend $10.3 million and $6.7 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At March 31, 2021 and December 31, 2020, there were $0.3 million and $0.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2021 and 2020 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. There were no additional specific reserves recorded during either the three-month period ended March 31, 2021 or 2020 as a result of TDRs identified in the period.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $3.9 million of loans during the three-month period ended March 31, 2021. There were no TDR classifications removed during the three-month period ended March 31, 2020.

The terms of certain other loans were modified during the three-month period ended March 31, 2021 and 2020 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were no substandard commercial loans modified during the three-month period ended March 31, 2021, which did not meet the definition of a TDR. There were $0.1 million of substandard commercial loans modified during the three-month period ended March 31, 2020 which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during the three-month periods ended March 31, 2021 and 2020 which did not meet the definition of a TDR had a total recorded investment of $9.8 million and $12.2 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

During the fifteen months ended March 31, 2021, Park modified 5,120 consumer loans, with an aggregate balance of $96.3 million, and modified 1,405 commercial loans, with an aggregate balance of $573.3 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Of the $96.3 million in consumer COVID-19 related modifications, $2.1 million were already classified as TDRs due to previous modifications and $974,000 were classified as TDRs due to the COVID-19 modification. Of the $573.3 million in commercial COVID-19 related modifications, $6.4 million were already classified as TDRs due to previous modifications and $77,000 were classified as TDRs due to the COVID-19 modification. The remaining loans met the exclusion criteria for TDR accounting either in Section 4013 of the CARES Act or in applicable interagency guidance.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2021 and 2020, as well as the amortized cost/recorded investment of these contracts at March 31, 2021 and 2020. The amortized cost/recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended March 31, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	1	$—	$200	$200
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	5	272	1,353	1,625
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	6	137	139	276
HELOC	—	—	—	—
Installment	5	118	28	146
Consumer:
Consumer	34	72	287	359
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	51	$599	$2,007	$2,606

	Three Months Ended March 31, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	4	$—	$1,094	$1,094
Commercial real estate	2	1,136	60	1,196
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	11	—	11
Installment	1	15	—	15
Residential real estate:
Commercial	—	—	—	—
Mortgage	6	111	280	391
HELOC	3	101	9	110
Installment	8	110	17	127
Consumer	57	112	352	464
Total loans	82	$1,596	$1,812	$3,408

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2021, $1.7 million were on nonaccrual status at December 31, 2020. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2020, $0.3 million were on nonaccrual status at December 31, 2019.

The following tables present the amortized cost/recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2021 and 2020, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
Commercial, financial and agricultural:			2	$4,068
Commercial, financial and agricultural	—	$—	(1)	(1)
PPP loans	—	—	(1)	(1)
Overdrafts	—	—	(1)	(1)
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	2	92
Residential real estate:
Commercial	—	—	—	—
Mortgage	10	763	4	443
HELOC	—	—	4	71
Installment	2	36	1	17
Consumer			36	369
Consumer	19	210	(1)	(1)
GFSC	5	25	(1)	(1)
Check loans	—	—	(1)	(1)
Leases	—	—	—	—
Total loans	36	$1,034	49	$5,060

(1) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

Of the $1.0 million in modified TDRs which defaulted during the three-month period ended March 31, 2021, $0.3 million were accruing loans and $0.7 million were nonaccrual loans. Of the $5.1 million in modified TDRs which defaulted during the three-month period ended March 31, 2020, $4.5 million were accruing loans and $0.5 million were nonaccrual loans.

Note 6 – Allowance for Credit Losses

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 2 – Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards of the Notes to the Consolidated Condensed Financial Statements included in this Form 10-Q.

During the first quarter of 2021, Park adopted ASU 2016-13, including the CECL methodology for estimating the ACL. This standard was adopted prospectively on January 1, 2021, resulting in a $6.1 million increase to the ACL and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in an $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded as of the adoption of ASU 2016-13.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:
•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park plans to update the LDA annually; however, due to the impact of COVID-19, the LDA analysis was last updated in the fourth quarter of 2019.
•Probability of default – PD is the probability that an asset will be in default within a given time frame. Park has defined default as when a charge-off has occurred, a loan is nonaccrual, or a loan is greater than 90 days past due. Whenever possible, Park utilizes its own loan-level PDs for the reasonable and supportable forecast period. When loan level-data is not available reflecting the forecasted economic conditions, a forecast model is utilized to estimate PDs.
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. Whenever possible, Park utilizes its own loan-level LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs.
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2020.
•Forecast and reversion – Park has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average.
•Economic forecast - Park utilizes a third party to provide economic forecasts under various scenarios, which are weighted in order to reflect model risk in the current economic environment. As of January 1, 2021, the date of CECL adoption, Park weighted a "most likely" scenario 80%, a "slower near-term growth" scenario 10%, and a "moderate recession" scenario 10%. As of January 1, 2021, the "most likely" scenario forecasted Ohio unemployment to range between 5.31% and 5.79% during the next four quarters. As of March 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 3.70% and 4.93% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2021, management considered this improved economic forecast while balancing the risk associated with the COVID-19 pandemic, including the risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 50% and the "moderate recession" scenario 50%. Management believes that the resulting quantitative reserve appropriately balances economic improvement with the ongoing risks.

Qualitative Considerations
In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:
•The nature and volume of Park’s financial assets; the existence, growth, and effect of any concentrations of credit and the volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets. Specifically management considers:
◦Trends (e.g., growth, reduction) in specific categories of the loan portfolio, as well as adjustments to the types of loans offered by PNB and GFSC.
◦Level of and trend in loan delinquencies, troubled loans, commercial watch list and nonperforming loans.
◦Level of and trend in new nonaccrual loans.
◦Level of and trend in loan charge-offs and recoveries.
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries.
•The quality of the Park’s credit review function.
•The experience, ability, and depth of Park’s lending, investment, collection, and other relevant management and staff.
•The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or pandemics.
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which Park operates that affect the collectibility of financial assets.
•Where the U.S. economy is within a given credit cycle.
•The extent that there is government assistance (stimulus).

During 2020, Park added an additional reserve for three industries at particularly high risk due to the pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of March 31, 2021, additional reserves totaling $4.5 million were added for these portfolios on top of the quantitative reserve already calculated. A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	March 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$116,076	$1,745
Restaurants and food service	30,414	687
Strip shopping centers	185,159	2,045
Total	$331,649	$4,477

Additionally, management applied a 1% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. At March 31, 2021, Park's originated hotels and accommodation loans had a balance of $189.0 million with an additional reserve related to valuation risks of $1.9 million.

There is still a significant amount of uncertainty related to the economic impact of COVID-19, including the duration of the pandemic, future government programs that may be established in response to the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

As of March 31, 2021, Park had $387.0 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month periods ended March 31, 2021 and March 31, 2020 is summarized in the following tables.

	Three Months Ended March 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance, prior to adoption of ASC 326	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	146	—	—	11	1,544	—	1,701
Recoveries	123	86	252	62	1,154	—	1,677
Net charge-offs/(recoveries)	$23	$(86)	$(252)	$(51)	$390	$—	$24
(Recovery of) provision for credit loss	(1,049)	(1,198)	171	(498)	(2,224)	(57)	(4,855)
Ending balance	$16,279	$24,487	$5,813	$14,037	$25,729	$541	$86,886

	Three Months Ended March 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	523	—	6	71	2,085	—	2,685
Recoveries	700	300	230	96	1,030	—	2,356
Net (recoveries)/charge-offs	$(177)	$(300)	$(224)	$(25)	$1,055	$—	$329
Provision for (recovery of) credit loss	1,164	1,062	(42)	382	2,572	15	5,153
Ending balance	$21,544	$11,591	$5,493	$9,017	$13,728	$130	$61,503

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2021 and December 31, 2020, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2021 and December 31, 2020, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2020 Form 10-K).

The composition of the ACL at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,324	$384	$—	$22	$—	$232	$4,962
Collectively evaluated for impairment	11,955	24,103	5,813	14,015	25,729	309	81,924
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,279	$24,487	$5,813	$14,037	$25,729	$541	$86,886

Loan balance:
Loans individually evaluated for impairment	$21,670	$68,898	$2,961	$5,403	$—	$1,475	$100,407
Loans collectively evaluated for impairment	1,566,004	1,681,126	333,482	1,791,254	1,665,208	20,980	7,058,054
Loans acquired with deteriorated credit quality	304	6,897	985	1,996	—	102	10,284
Total ending loan balance	$1,587,978	$1,756,921	$337,428	$1,798,653	$1,665,208	$22,557	$7,168,745

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	19.95%	0.56%	—%	0.41%	—%	15.73%	4.94%
Loans collectively evaluated for impairment	0.76%	1.43%	1.74%	0.78%	1.55%	1.47%	1.16%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.03%	1.39%	1.72%	0.78%	1.55%	2.40%	1.21%

	December 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,758	$1,316	$—	$16	$—	$344	$5,434
Collectively evaluated for impairment	21,809	22,093	7,288	11,292	17,418	174	80,074
Acquired with deteriorated credit quality	41	71	—	55	—	—	167
Total ending allowance balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675

Loan balance:
Loans individually evaluated for impairment	$28,811	$70,334	$3,110	$4,557	$—	$1,595	$108,407
Loans collectively evaluated for impairment	1,559,842	1,670,510	339,312	1,806,126	1,659,704	22,731	7,058,225
Loans acquired with deteriorated credit quality	336	7,345	999	2,361	—	112	11,153
Total ending loan balance	$1,588,989	$1,748,189	$343,421	$1,813,044	$1,659,704	$24,438	$7,177,785

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	13.04%	1.87%	—%	0.35%	—%	21.57%	5.01%
Loans collectively evaluated for impairment	1.40%	1.32%	2.15%	0.63%	1.05%	0.77%	1.13%
Loans acquired with deteriorated credit quality	12.20%	0.97%	—%	2.33%	—%	—%	1.50%
Total	1.61%	1.34%	2.12%	0.63%	1.05%	2.12%	1.19%

Recorded investment:
Loans individually evaluated for impairment	$28,836	$70,357	$3,110	$4,557	$—	$1,595	$108,455
Loans collectively evaluated for impairment	1,566,344	1,676,388	340,116	1,808,892	1,664,214	22,745	7,078,699
Loans acquired with deteriorated credit quality	337	7,461	1,002	2,372	—	112	11,284
Total ending recorded investment	$1,595,517	$1,754,206	$344,228	$1,815,821	$1,664,214	$24,452	$7,198,438

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2021 and December 31, 2020, respectively, Park had $17.8 million and $31.7 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $17.5 million and $30.9 million at March 31, 2021 and December 31, 2020, respectively. The gain expected upon sale was $247,000 and $753,000 at March 31, 2021 and December 31, 2020, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2021 or December 31, 2020.

Note 8 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month periods ended March 31, 2021 and 2020.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2019	$159,595	$11,523	$171,118
Amortization	—	606	606
March 31, 2020	$159,595	$10,917	$170,512

December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	479	479
March 31, 2021	$159,595	$8,781	$168,376

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2020, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During each of the second, third and fourth quarters of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the qualitative analysis performed during each of the second, third and fourth quarters of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$5,675	$14,456	$5,196
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$6,975	$15,756	$6,496

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $479,000 and $606,000 for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Nine months ending December 31, 2021	$1,319
2022	1,487
2023	1,323
2024	1,215
2025	1,042

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Affordable housing tax credit investments	$54,168	$56,024
Unfunded commitments	23,204	29,298

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2021 and 2031.

Park recognized amortization expense of $1.9 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively, which was included within the provision for income taxes. Additionally, during the three months ended March 31, 2021 and 2020, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.9 million and $1.7 million, respectively, which was included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at March 31, 2021 and December 31, 2020 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2021	December 31, 2020
OREO:
Commercial real estate	$31	$625
Construction real estate	—	—
Residential real estate	813	806
Total OREO	$844	$1,431

Loans in process of foreclosure:
Residential real estate	$1,129	$1,643

In addition to real estate, Park may also repossess different types of collateral. As of March 31, 2021 and December 31, 2020, Park had $3.8 million and $3.6 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. As of both dates presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $2.04 billion at March 31, 2021, $1.97 billion at December 31, 2020 and $1.47 billion at March 31, 2020. At March 31, 2021, $2.3 million of the sold mortgage loans were sold with recourse, compared to $1.7 million at December 31, 2020 and $2.3 million at March 31, 2020. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2021 and December 31, 2020, management had established reserves of $61,000 and $30,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Mortgage servicing rights:
Carrying amount, net, beginning of period	$12,210	$10,070
Additions	1,678	731
Amortization	(1,105)	(507)
Change in valuation allowance	852	(1,526)
Carrying amount, net, end of period	$13,635	$8,768

Valuation allowance:
Beginning of period	$3,189	$825
Change in valuation allowance	(852)	1,526
End of period	$2,337	$2,351

Servicing fees included in other service income were $1.3 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Note 12 - Leases

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At March 31, 2021 and December 31, 2020, all of Park's leases were classified as operating leases.

Park’s lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments related to the lease liability include how management determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

•ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, management cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, Park utilizes its incremental borrowing rate as the discount rate for leases. Park’s incremental borrowing rate for a lease is the rate of interest Park would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To manage its capital and liquidity needs, Park periodically obtains wholesale funding from the FHLB on an over-collateralized basis. The impact of utilizing an interest rate on an over-collateralized borrowing versus a fully collateralized borrowing is not material. Therefore, the FHLB yield curve was selected by management as a baseline to determine Park’s discount rates for leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at March 31, 2021 were $14.2 million and $15.4 million, respectively. At December 31, 2020, the carrying amounts of Park's ROU asset and lease liability were $15.1 million and $16.1 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Lease cost
Operating lease cost	$721	$848
Sublease income	(63)	(97)
Total lease cost	$658	$751

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$782	$872
ROU assets obtained in exchange for new operating lease liabilities	$—	$7,755
Reductions to ROU assets resulting from reductions to lease obligations	$(694)	$(756)

At March 31, 2021 and December 31, 2020, Park's operating leases had a weighted average remaining term of 7.1 years and 7.2 years, respectively. The weighted average discount rate of Park's operating leases was 2.3% at both March 31, 2021 and December 31, 2020.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2021
9 months ending December 31, 2021	$2,281
2022	2,955
2023	2,840
2024	1,755
2025	1,415
Thereafter	5,404
Total undiscounted minimum lease payments	$16,650
Present value adjustment	(1,291)
Total lease liabilities	$15,359

Note 13 – Repurchase Agreement Borrowings

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

At March 31, 2021 and December 31, 2020, Park's repurchase agreement borrowings totaled $280 million and $317 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $333 million and $366 million at March 31, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2021 and December 31, 2020, Park had $462 million and $439 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$280,385	$—	$—	$—	$280,385

	December 31, 2020
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$317,230	$—	$—	$—	$317,230

Note 14 - Derivatives

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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both March 31, 2021 and December 31, 2020 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $32.8 million and $33.3 million at March 31, 2021 and December 31, 2020, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month periods ended March 31, 2021 and March 31, 2020. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of March 31, 2021 and December 31, 2020 follows:

	March 31, 2021		December 31, 2020
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$32,827	$25,000	$33,310
Weighted average pay rates	2.595%	4.698%	2.595%	4.695%
Weighted average receive rates	0.223%	4.698%	0.218%	4.695%
Weighted average maturity (years)	1.2	9.1	1.5	9.3
Unrealized losses	$727	$—	$885	$—

Interest expense recorded on swap transactions was $148,000 and $46,000 for the three-month periods ended March 31, 2021 and 2020, respectively.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in AOCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$125	$—	$—

	Three Months Ended March 31, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(483)	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of March 31, 2021 and December 31, 2020.

(In thousands)	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	32,827	2,278	33,310	3,934
Matched interest rate swaps with counterparty	—	—	—	—
Total included in other assets	$32,827	$2,278	$33,310	$3,934

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(727)	$25,000	$(885)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—	—	—
Matched interest rate swaps with counterparty	32,827	(2,278)	33,310	(3,934)
Total included in other liabilities	$57,827	$(3,005)	$58,310	$(4,819)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designated as hedge relationships. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the Condensed Consolidated Statements of Income.

At March 31, 2021 and December 31, 2020, Park had $41.5 million and $58.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $1.1 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both March 31, 2021 and December 31, 2020, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month periods ended March 31, 2021 and 2020:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at January 1, 2021	$(34,421)	$(698)	$40,690	$5,571
Other comprehensive income (loss) before reclassifications	—	125	(13,597)	(13,472)
Net current period other comprehensive income (loss)	—	125	(13,597)	(13,472)
Ending balance at March 31, 2021	$(34,421)	$(573)	$27,093	$(7,901)

Beginning balance at January 1, 2020	$(26,674)	$(454)	$17,539	$(9,589)
Other comprehensive (loss) income before reclassifications	—	(483)	18,176	17,693
Net current period other comprehensive (loss) income	—	(483)	18,176	17,693
Ending balance at March 31, 2020	$(26,674)	$(937)	$35,715	$8,104

During the three-month periods ended March 31, 2021 and 2020, there were no reclassifications out of accumulated other comprehensive income (loss).
Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2021	2020
Numerator:
Net income	$42,831	$22,372
Denominator:
Weighted-average common shares outstanding	16,314,987	16,303,602
Effect of dilutive PBRSUs and TBRSUs	124,933	122,279
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,439,920	16,425,881
Earnings per common share:
Basic earnings per common share	$2.63	$1.37
Diluted earnings per common share	$2.61	$1.36

Park awarded 61,890 and 62,265 PBRSUs to certain employees during the three months ended March 31, 2021 and 2020, respectively.

Park repurchased an aggregate of 76,000 common shares during the three months ended March 31, 2020, to fund the PBRSUs, the TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months ended March 31, 2021.

Note 17 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segment for the Corporation is its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio). "All Other", which primarily consists of Park as the "Parent Company", GFSC and SEPH, is shown to reconcile the segment totals to the Consolidated Condensed Statements of Income.

Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand the company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has one reportable segment, as: (i) discrete financial information is available for this reportable segment and (ii) the segment is aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision maker.

	Operating Results for the three months ended March 31, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$82,086	$(1,352)	$80,734
Recovery of credit losses	(4,194)	(661)	(4,855)
Other income	32,800	1,289	34,089
Other expense	63,576	4,289	67,865
Income (loss) before income taxes	$55,504	$(3,691)	$51,813
Income tax expense (benefit)	10,382	(1,400)	8,982
Net income (loss)	$45,122	$(2,291)	$42,831

Assets (at March 31, 2021)	$9,884,055	$30,014	$9,914,069

	Operating Results for the three months ended March 31, 2020
(In thousands)	PNB	All Other	Total
Net interest income	$75,214	$1,069	$76,283
Provision for (recovery of) loan losses	5,534	(381)	5,153
Other income (loss)	23,481	(995)	22,486
Other expense	61,368	4,908	66,276
Income (loss) before income taxes	$31,793	$(4,453)	$27,340
Income tax expense (benefit)	5,885	(917)	4,968
Net income (loss)	$25,908	$(3,536)	$22,372

Assets (at March 31, 2020)	$8,673,683	$45,608	$8,719,291

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month periods ended March 31, 2021 and 2020. The reconciling amounts for consolidated total assets for the periods ended March 31, 2021 and 2020 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of March 31, 2021, there were 2,130 common shares subject to PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2021, 463,110 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2021, 100,250 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

During the three months ended March 31, 2021, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 61,890 common shares to certain employees of Park and its subsidiaries. During the three months ended March 31, 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 62,265 common shares to certain employees of Park and its subsidiaries.

As of March 31, 2021, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three year period and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled will be subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the three months ended March 31, 2021 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2021	204,108
Granted	61,890
Vested	(35,872)
Forfeited	(843)
Adjustment for performance conditions of PBRSUs (1)	(2,535)
Nonvested at March 31, 2021 (2)	226,748

(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of March 31, 2021, an aggregate of 210,110 PBRSUs and TBRSUs are expected to vest.

During the three months ended March 31, 2021, an aggregate of 35,872 of the PBRSUs granted in 2017 and 2018 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 14,108 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 21,764 common shares being issued to employees of Park. During the three months ended March 31, 2020, 36,674 of the PBRSUs granted in 2016 and 2017 vested in full due to the level of achievement with respect to certain performance criteria and the satisfaction of the service-based vesting requirement. A total of 11,646 common shares were withheld to satisfy employee income tax withholding obligations. This resulted in a net number of 25,028 common shares being issued to employees of Park.

Share-based compensation expense of $1.8 million and $1.3 million was recognized for the three-month periods ended March 31, 2021 and 2020, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at March 31, 2021:

(In thousands)
Nine months ending December 31, 2021	$3,741
2022	4,089
2023	2,612
2024	1,069
2025	170
Total	$11,681

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month periods ended March 31, 2021 and 2020.

The following table shows the components of net periodic pension benefit expense:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2021	2020
Service cost	$2,479	$2,080	Employee benefits
Interest cost	1,340	1,320	Other components of net periodic pension benefit income
Expected return on plan assets	(3,933)	(3,602)	Other components of net periodic pension benefit income
Recognized net actuarial loss and prior service costs	555	294	Other components of net periodic pension benefit income
Net periodic pension benefit expense	$441	$92

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statement of Income
(In thousands)	2021	2020
Service cost	$204	$364	Employee benefits
Interest cost	149	134	Miscellaneous expense
Total SERP expense	$353	$498

Note 20 – Fair Value

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of individually evaluated collateral dependent loans is typically based on the fair value of the underlying collateral, which is estimated through third-party appraisals in accordance with Park's valuation requirements under its commercial and real estate loan policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$298,313		$298,313
U.S. Government sponsored entities’ asset-backed securities	—	814,909	—	814,909
Corporate debt securities	—	2,062	—	2,062
Equity securities	1,522	—	490	2,012
Mortgage loans held for sale	—	17,766	—	17,766
Mortgage IRLCs	—	1,080	—	1,080
Loan interest rate swaps	—	2,278	—	2,278

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	727	—	727
Loan interest rate swaps	—	2,278	—	2,278

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$305,218	$—	$305,218
U.S. Government sponsored entities’ asset-backed securities	—	752,109	—	752,109
Corporate debt securities	—	2,014	—	2,014
Equity securities	2,026	—	485	2,511
Mortgage loans held for sale	—	31,666	—	31,666
Mortgage IRLCs	—	1,545	—	1,545
Loan interest rate swaps	—	3,934	—	3,934

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	885	—	885
Loan interest rate swaps	—	3,934	—	3,934

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

The tables below present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2021 and 2020, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2021 and 2020
(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2021	$485	$(226)
Total gains (losses)
Included in other income	5	—
Balance at March 31, 2021	$490	$(226)

Balance at January 1, 2020	$456	$(226)
Total gains (losses)
Included in other income	7	—
Balance at March 31, 2020	$463	$(226)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis as described below:

Impaired Loans: When a loan is considered impaired, it is valued at the lower of cost or fair value. Collateral dependent impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, updated independent valuations are obtained annually for all impaired loans in accordance with Company policy.

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of March 31, 2021 and December 31, 2020, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of March 31, 2021 and December 31, 2020, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at March 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2021
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$7,151	$7,151
Residential real estate	—	—	333	333
Total impaired loans recorded at fair value	$—	$—	$7,484	$7,484

MSRs	$—	$13,307	$—	$13,307

OREO recorded at fair value:
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$6,749	$6,749
Residential real estate	—	—	175	175
Total impaired loans recorded at fair value	$—	$—	$6,924	$6,924

MSRs	$—	$12,179	$—	$12,179

OREO recorded at fair value:
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

The table below provides additional detail on those impaired loans which are recorded at fair value as well as the remaining impaired loan portfolio not included above. The remaining impaired loans consist of 1) loans which are not collateral dependent, 2) loans which are not secured by real estate, and 3) loans carried at cost as the fair value of the underlying collateral or the present value of expected future cash flows on each of the loans exceeded the book value for each respective credit.

	March 31, 2021
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$7,890	$203	$406	$7,484
Remaining impaired loans	92,517	386	4,556	87,961
Total impaired loans	$100,407	$589	$4,962	$95,445

	December 31, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$8,256	$269	$1,332	$6,924
Remaining impaired loans	100,199	386	4,102	96,097
Total impaired loans	$108,455	$655	$5,434	$103,021

The income (expense) from credit adjustments related to impaired loans carried at fair value was $0.9 million and $(57,000) for the three-month periods ended March 31, 2021 and 2020, respectively.

MSRs totaled $13.6 million at March 31, 2021. Of this $13.6 million MSR carrying balance, $13.3 million was recorded at fair value and included a valuation allowance of $2.3 million. The remaining $328,000 was recorded at cost, as the fair value exceeded cost at March 31, 2021. At December 31, 2020, MSRs totaled $12.2 million. Of this $12.2 million MSR carrying balance, $12.2 million was recorded at fair value and included a valuation allowance of $3.2 million. The remaining $31,000 was recorded at cost, as the fair value exceeded cost at December 31, 2020. The income/(expense) related to MSRs carried at fair value during the three months ended March 31, 2021 and 2020 was $852,000 and $(1.5) million, respectively.

Total OREO held by Park at March 31, 2021 and December 31, 2020 was $844,000 and $1.4 million, respectively. Approximately 87% and 51% of OREO held by Park at March 31, 2021 and December 31, 2020, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At both March 31, 2021 and December 31, 2020, OREO held at fair value, less estimated selling costs, amounted to $735,000. There was no expense related to OREO fair value adjustments for the three-month period ended March 31, 2021. The net expense related to OREO fair value adjustments was $2,000 for the three-month period ended March 31, 2020.

Other repossessed assets totaled $3.8 million at March 31, 2021, of which $3.2 million was recorded at fair value. Other repossessed assets totaled $3.6 million at December 31, 2020, of which $3.2 million was recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets for either of the three-month periods ended March 31, 2021 and 2020.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

March 31, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$7,151	Sales comparison approach	Adj to comparables	0.0% - 139.0% (12.2%)
		Income approach	Capitalization rate	8.5% (8.5%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)
		Cost approach	Accumulated depreciation	1.0% - 4.3% (1.7%)

Residential real estate	$333	Sales comparison approach	Adj to comparables	2.0% - 47.8% (22.1%)

Other real estate owned:
Residential real estate	$735	Sales comparison approach	Adj to comparables	1.2% - 54.1% (31.4%)

Balance at December 31, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$6,749	Sales comparison approach	Adj to comparables	0.0% - 139.0% (11.8%)
		Income approach	Capitalization rate	9.3% - 20.0% (10.3%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)
		Cost approach	Accumulated depreciation	2.6% (2.6%)

Residential real estate	$175	Sales comparison approach	Adj to comparables	2.0% - 47.8% (11.9%)

Other real estate owned:

Residential real estate	$735	Sales comparison approach	Adj to comparables	7.8% - 9.9% (8.9%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At March 31, 2021 and December 31, 2020, Park had Partnership Investments with a NAV of $15.6 million and $15.4 million, respectively. At both March 31, 2021 and December 31, 2020, Park had $6.2 million in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2021 and 2020, Park recognized income (expense) of $1.4 million and $(0.2) million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at March 31, 2021 and December 31, 2020, was as follows:

	March 31, 2021
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$943,275	$943,275	$—	$—	$943,275
Investment securities (1)	1,115,284	—	1,115,284	—	1,115,284
Other investment securities (2)	2,012	1,522	—	490	2,012

Mortgage loans held for sale	17,766	—	17,766	—	17,766
Mortgage IRLCs	1,080	—	1,080	—	1,080
Impaired loans carried at fair value	7,484	—	—	7,484	7,484
Other loans, net	7,055,529	—	—	7,079,812	7,079,812
Loans receivable, net	$7,081,859	$—	$18,846	$7,087,296	$7,106,142

Financial liabilities:
Time deposits	$822,195	$—	$827,039	$—	$827,039
Other	2,776	2,776	—	—	2,776
Deposits (excluding demand deposits)	$824,971	$2,776	$827,039	$—	$829,815

Short-term borrowings	$305,385	$—	$305,385	$—	$305,385
Long-term debt	30,000	—	$29,413	$—	$29,413
Subordinated notes	187,881	—	186,951	—	186,951

Derivative financial instruments - assets:
Loan interest rate swaps	2,278	—	2,278	—	2,278

Derivative financial instruments - liabilities:
Fair value swap	226	—	—	226	226
Borrowing interest rate swap	727	—	727	—	727
Loan interest rate swaps	2,278	—	2,278	—	2,278

(1) Includes AFS debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2020
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$370,474	$370,474	$—	$—	$370,474
Investment securities (1)	1,059,341	—	1,059,341	—	1,059,341
Other investment securities (2)	2,511	2,026	—	485	2,511

Mortgage loans held for sale	31,666	—	31,666	—	31,666
Mortgage IRLCs	1,545	—	1,545	—	1,545
Impaired loans carried at fair value	6,924	—	—	6,924	6,924
Other loans, net	7,051,975	—	—	7,072,339	7,072,339
Loans receivable, net	$7,092,110	$—	$33,211	$7,079,263	$7,112,474

Financial liabilities:
Time deposits	$864,573	$—	$870,804	—	$870,804
Other	1,379	1,379	—	—	1,379
Deposits (excluding demand deposits)	$865,952	$1,379	$870,804	$—	$872,183

Short-term borrowings	$342,230	$—	$342,230	$—	$342,230
Long-term debt	32,500	—	31,376	—	31,376
Subordinated notes	187,774	—	179,147	—	179,147

Derivative financial instruments - assets:
Loan interest rate swaps	3,934	—	3,934	—	3,934

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	885	—	885	—	885
Loan interest rate swaps	3,934	—	3,934	—	3,934

(1) Includes AFS debt securities.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month periods ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,387	$—	$2,387
Employee benefit and retirement-related accounts	2,301	—	2,301
Investment management and investment advisory agency accounts	3,009	—	3,009
Other	476	—	476
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,134	—	1,134
Demand deposit account (DDA) charges	789	—	789
Other	131	—	131
Other service income (1)
Credit card	580	—	580
HELOC	89	—	89
Installment	34	—	34
Real estate	8,438	—	8,438
Commercial	418	58	476
Debit card fee income	6,086	—	6,086
Bank owned life insurance income (2)	1,085	80	1,165
ATM fees	530	—	530
Loss on sale of OREO, net	(33)	—	(33)
Gain on equity securities, net (2)	834	976	1,810
Other components of net periodic pension benefit income (2)	1,987	51	2,038
Miscellaneous (3)	2,525	124	2,649
Total other income	$32,800	$1,289	$34,089

(1) Of the $9.6 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $8.3 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.6 million, all of which are within scope of ASC 606.

	Three Months Ended March 31, 2020
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,171	$—	$2,171
Employee benefit and retirement-related accounts	1,916	—	1,916
Investment management and investment advisory agency accounts	2,642	—	2,642
Other	384	—	384
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,615	—	1,615
Demand deposit account (DDA) charges	761	—	761
Other	152	—	152
Other service income (1)
Credit card	596	1	597
HELOC	98	—	98
Installment	53	—	53
Real estate	2,647	—	2,647
Commercial	371	—	371
Debit card fee income	4,960	—	4,960
Bank owned life insurance income (2)	1,166	82	1,248
ATM fees	412	—	412
Loss on sale of OREO, net	(196)	—	(196)
Gain (loss) on equity securities, net (2)	166	(1,139)	(973)
Other components of net periodic pension benefit income (2)	1,940	48	1,988
Miscellaneous (3)	1,627	13	1,640
Total other income	$23,481	$(995)	$22,486

(1) Of the $3.8 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $2.5 million consisting primarily of residential real estate loan fees which are out of scope.
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

•Park may have more credit risk and higher credit losses to the extent there are loan concentrations by location or industry of borrowers or collateral;
•the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
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
•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, may adversely affect Park's reported financial condition or results of operations;
•Park's assumptions and estimates used in applying critical accounting policies and modeling, including under the CECL model, which may prove unreliable, inaccurate or not predictive of actual results;
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
•the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Park's third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Park and/or result in Park incurring a financial loss;
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
•uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated U.S. government debt, potential changes in tax legislation that may increase tax rates and the response to and management of the COVID-19 pandemic;
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
•and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for credit losses (aside from those related to former Vision Bank loan relationships), gains (losses) on equity securities, and asset valuation writedowns, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

Management believes the disclosure of items impacting comparability of period results provides a better understanding of Park's performance and trends and allows management to ascertain which of such items, if any, to include or exclude from an analysis of Park's performance; i.e., within the context of determining how that performance differed from expectations, as well as how, if at all, to adjust estimates of future performance taking such items into account.

Items impacting comparability of the results of particular periods are not intended to be a complete list of items that may materially impact current or future period performance.

Non-GAAP Ratios
Park's management uses certain non-GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio and the tangible book value per share.

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio and the tangible book value per share for the three months ended and at March 31, 2021 and March 31, 2020. For purposes of calculating the annualized return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating the tangible book value per share, a non-GAAP financial measure, tangible equity is divided by the number of common shares outstanding, in each case at period end.

Management believes that the disclosure of the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio and the tangible book value per share presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of average tangible equity to average shareholders' equity, average tangible assets to average assets, tangible equity to total shareholders' equity and tangible assets to total assets solely for the purpose of complying with SEC Regulation G and not as an indication that the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio and the tangible book value per share are substitutes for the annualized return on average equity, the annualized return on average assets, the total shareholders' equity to total assets ratio and the book value per share, respectively, as determined in accordance with U.S. GAAP.

FTE (fully taxable equivalent) Ratios
Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory corporate income tax rate of 21 percent. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

Paycheck Protection Program ("PPP") Loans
Through March 31, 2021, Park had originated $749.9 million in loans as part of the PPP. These loans are not typical of Park's loan portfolio in that they are part of a specific government program to support businesses during the COVID-19 pandemic and are 100% guaranteed by the Small Business Administration ("SBA"). As such, management considers growth in the loan portfolio excluding PPP loans, the total allowance for credit losses to total loans ratio (excluding PPP loans), and general reserve on collectively evaluated loans as a percentage of total collectively evaluated loans (excluding PPP loans) in addition to the related U.S. GAAP metrics which are not adjusted for PPP loans.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2020 Form 10-K, as updated in Note 2 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, and pension plan obligations and related expenses.

Allowance for Credit Losses: Park believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section within this MD&A for additional discussion.

Fair Value: U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of AFS debt securities. The fair value of these AFS debt securities is calculated largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific debt securities but rather relying on the debt securities’ relationship to other benchmark quoted debt securities. Please see Note 20 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of March 31, 2021, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2020, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. During each of the second, third and fourth quarters of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the qualitative analysis performed during each of the second, third and fourth quarters of 2020, the Company determined that goodwill was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

Pension Plan: The determination of pension plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees will earn while working, as well as the present value of those benefits. Annual pension expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our pension plan.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2021 and 2020

Summary Discussion of Results

Net income for the three months ended March 31, 2021 was $42.8 million, compared to $22.4 million for the first quarter of 2020. Diluted earnings per common share were $2.61 for the first quarter of 2021, compared to $1.36 for the first quarter of 2020. Weighted average diluted common shares outstanding were 16,439,920 for the first quarter of 2021, compared to 16,425,881 weighted average diluted common shares outstanding for the first quarter of 2020.

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

During 2021 and 2020, Park provided calamity pay and special one-time bonuses to certain associates. The cost of the calamity pay and special bonuses amounted to $634,000 and $262,000 for the three-month periods ended March 31, 2021 and 2020, respectively, and is included within salaries expense.

Paycheck Protection Program: During 2020, Park approved and funded 4,439 loans totaling $543.1 million under the PPP's first round of loans. These first round PPP loans had an average principal balance of $122,000. Of the $543.1 million in PPP loans, 21 loans totaling $68.2 million had a principal balance that was greater than $2 million. For its assistance in making and retaining the 4,439 loans, Park has received an aggregate of $20.2 million in fees from the SBA, of which $4.2 million and $13.7 million were recognized within loan interest income during the three months ended March 31, 2021 and the twelve months ended December 31, 2020, respectively. Park funded the PPP loans with excess on-balance sheet liquidity. At March 31, 2021, the remaining balance of PPP loans from those funded in 2020 was $190.1 million.

During 2021, Park offered additional PPP loans as authorized under the Consolidated Appropriations Act, 2021, signed into law on December 27, 2020. Through March 31, 2021, Park had approved and funded 2,773 loans totaling $206.8 million under the second round of PPP loans. These additional PPP loans had an average principal balance of $75,000. None of the $206.8 million in additional PPP loans had a principal balance that was greater than $2 million. For its assistance in making and retaining the 2,773 second round of loans, Park expects to receive an aggregate of $11.4 million in fees from the SBA, of which $397,000 was recognized within loan interest income during the three months ended March 31, 2021. Park funded the PPP loans with excess on-balance sheet liquidity. At March 31, 2021, the remaining balance of PPP loans from 2021 was $206.8 million.

As of May 4, 2021, Park has submitted approximately 3,872 repayment requests on behalf of borrowers under the PPP to the SBA and has received $374.4 million in payments from the SBA.

Loan Modifications: During the fifteen months ended March 31, 2021, Park had modified a total of 5,120 consumer loans, with an aggregate balance of $96.3 million, and modified a total of 1,405 commercial loans, with an aggregate balance of $573.3 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park is working with borrowers and providing modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park is making available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications are structured in a manner to best address each individual customer's current situation. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators.

Modified loans will be considered current and will continue to accrue interest during the deferral period.

Detail of COVID-19 modifications on Park's loan portfolios during the fifteen months ended March 31, 2021 follows:

(Dollars in thousands)	March 31, 2021 Total Balance	March 31, 2021 Balance Modified	Percent Modified
Commercial	$4,137,097	$573,319	13.9%
Home equity	171,495	3,020	1.8%
Installment	1,657,140	40,592	2.4%
Real estate	1,192,978	51,466	4.3%
GFSC	5,225	1,175	22.5%
Other	4,810	—	—%
Total Loans	$7,168,745	$669,572	9.3%

Of the $669.6 million of COVID-19 modifications during the fifteen months ended March 31, 2021, $6.8 million were greater than or equal to 30 days past due in accordance with the modified terms at March 31, 2021.

Detail of COVID-19 modifications on selected commercial loan portfolios during the fifteen months ended March 31, 2021 follows:

(Dollars in thousands)	March 31, 2021 Total Balance	March 31, 2021 Balance Modified	Percent Modified
Non-bank consumer finance companies	$279,615	$—	—%
Hotel and accommodations	213,882	155,121	72.5%
Restaurants and food service	48,174	10,310	21.4%
Arts and recreation	42,994	13,077	30.4%
Healthcare and social assistance	250,630	62,400	24.9%
Strip shopping centers	251,985	69,466	27.6%
Other real estate rental and leasing	1,213,223	153,772	12.7%
PPP loans	386,990	—	—%
Other commercial loans	1,449,604	109,173	7.5%
Total commercial loans	$4,137,097	$573,319	13.9%

Many of the initial interest only deferrals or principal and interest deferrals were for an initial period of three months. Park has received requests for additional deferrals. Loans which have had multiple COVID-19 modifications through March 31, 2021 are detailed below.

(Dollars in thousands)	March 31, 2021 Balance - Multiple Modifications	Weighted Average Risk Grade (1)
Hotel and accommodations	$67,419	5.04
Restaurants and food service	1,128	4.29
Arts and recreation	3,923	4.50
Strip shopping centers	1,864	4.00
Other real estate rental and leasing	6,152	5.88
Other commercial loans	18,398	5.14
Total commercial loans	$98,884	5.05
Home equity	$273	N.A.
Installment	6,291	N.A.
Real estate	15,374	N.A.
GFSC	713	N.A.
Other	—	N.A.
Total loans	$121,535	N.A.

(1) Commercial loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (1 through 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Generally, commercial loans that are graded a 6 are considered for partial charge-off or have been charged down to the net realizable value of the underlying collateral. Commercial loans graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Any commercial loan graded an 8 (loss) is completely charged off.

Park considers a loan out of deferral when the first regular payment is due and that payment is subsequently made. The table below details the current status of loans with COVID-19 deferrals.

(Dollars in thousands)	March 31, 2021 Balance - Out of Deferral	March 31, 2021 Balance - In Deferral	Loans in Deferral as a Percent of Total Deferred	Loans in Deferral as a Percent of Total Loans
Hotel and accommodations	$142,944	$12,177	7.9%	5.7%
Restaurants and food service	10,269	41	0.4%	0.1%
Arts and recreation	12,573	504	3.9%	1.2%
Healthcare and social assistance	34,945	27,455	44.0%	11.0%
Strip shopping centers	69,466	—	—%	—%
Other real estate rental and leasing	149,185	4,587	3.0%	0.4%
Other commercial loans	105,029	4,144	3.8%	0.3%
Total commercial loans	$524,411	$48,908	8.5%	1.2%
Home equity	$3,020	$—	—%	—%
Installment	40,337	255	0.6%	—%
Real estate	49,551	1,915	3.7%	0.2%
GFSC	1,143	32	2.7%	0.6%
Total loans	$618,462	$51,110	7.6%	0.7%

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first quarters (the three months ended March 31) of 2021 and 2020 and for the years ended December 31, 2020 and 2019. Park's segments include The Park National Bank ("PNB") and "All Other" which primarily consists of Park as the "Parent Company", GFSC and SE Property Holdings, LLC ("SEPH"). SEPH is a non-bank subsidiary of Park, holding former Vision Bank other real estate owned ("OREO") property and non-performing loans.

Net income (loss) by segment
(In thousands)	Q1 2021	Q1 2020	2020	2019
PNB	$45,122	$25,908	$123,730	$113,600
All Other	(2,291)	(3,536)	4,193	(10,900)
Total Park	$42,831	$22,372	$127,923	$102,700

Net income for the three months ended March 31, 2021 of $42.8 million represented a $20.5 million, or 91.4%, increase compared to $22.4 million for the three months ended March 31, 2020. Net income for each of the three months ended March 31, 2021 and 2020 included several items of income and expense that impact comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this management's discussion and analysis.

During the first quarter of 2021, Park adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 established the current expected credit loss ("CECL") methodology for estimating the allowance for credit losses. This standard was adopted prospectively on January 1, 2021, resulting in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in a $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded as of the adoption of ASU 2016-13. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for further detail.

The following discussion provides additional information regarding the segment that is made up of Park National Bank, followed by additional information regarding All Other, which consists of the Parent Company, GFSC and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters (the three months ended March 31) of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q1 2021	Q1 2020	2020	2019
Net interest income	$82,086	$75,214	$326,375	$293,130
(Recovery of) provision for credit losses (1)	(4,194)	5,534	30,813	8,356
Other income	32,800	23,481	124,231	92,392
Other expense	63,576	61,368	268,938	237,433
Income before income taxes	$55,504	$31,793	$150,855	$139,733
Income tax expense	10,382	5,885	27,125	26,133
Net income	$45,122	$25,908	$123,730	$113,600

(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2021 and the related (recovery of) provision for credit losses for the three months ended March 31, 2021 were calculated utilizing this new guidance.

Net interest income of $82.1 million for the three months ended March 31, 2021 represented a $6.9 million, or 9.1%, increase compared to $75.2 million for the three months ended March 31, 2020. The increase was a result of a $10.0 million decrease in interest expense, partially offset by a $3.1 million decrease in interest income.

The $3.1 million decrease in interest income was due to a $1.8 million decrease in investment income and a $1.3 million decrease in interest income on loans. The decrease in investment income was partially the result of a $134.9 million decrease in average investments from $1.222 billion for the three months ended March 31, 2020 to $1.09 billion for the three months ended March 31, 2021. The decrease in investment income was also the result of a decrease in the yield on investments, which decreased 19 basis points to 2.54% for the three months ended March 31, 2021, compared to 2.73% for the three months ended

March 31, 2020. The decrease in interest income on loans was partially the result of a decrease in the yield on loans, which decreased 50 basis points to 4.45% for the three months ended March 31, 2021, compared to 4.95% for the three months ended March 31, 2020. The decrease in yield on loans was partially offset by a $666.4 million increase in average loans from $6.46 billion for the three months ended March 31, 2020 to $7.13 billion for the three months ended March 31, 2021. The increase in average loans was impacted by the addition of average PPP loans of approximately $369.1 million which also resulted in interest and fee income of $5.2 million for the three months ended March 31, 2021. Excluding the impact of PPP loan interest and fee income, the yield on loans was 4.38%, a decrease of 57 basis points, for the three months ended March 31, 2021, compared to 4.95% for the three months ended March 31, 2020.

The $10.0 million decrease in interest expense was primarily due to an $8.7 million decrease in interest expense on deposits as well as a $1.3 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was the result of a decrease in the cost of deposits of 65 basis points from 0.81% for the three months ended March 31, 2020 to 0.16% for the three months ended March 31, 2021. The decrease was also the result of a $129.2 million decrease in average interest-bearing deposits from $5.26 billion for the three months ended March 31, 2020, to $5.13 billion for the three months ended March 31, 2021. The decrease in interest expense on borrowings was partially the result of a $13.3 million decrease in average borrowings from $357.4 million for the three months ended March 31, 2020, to $344.1 million for the three months ended March 31, 2021. The cost of borrowings also decreased by 147 basis points, from 2.05% for the three months ended March 31, 2020 to 0.58% for the three months ended March 31, 2021.

The recovery of credit losses of $4.2 million for the three months ended March 31, 2021 represented a difference of $9.7 million, compared to a provision for credit losses of $5.5 million for the three months ended March 31, 2020. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional details regarding the level of the (recovery of) provision for credit losses recognized in each period presented above.

Other income of $32.8 million for the three months ended March 31, 2021 represented an increase of $9.3 million, or 39.7%, compared to $23.5 million for the three months ended March 31, 2020. The $9.3 million increase was primarily related to (i) a $5.8 million increase in other service income, which was primarily due to an increase in fee income from mortgage loan originations and the valuation of mortgage servicing rights, partially offset by a decline in investor rate locks and mortgage loans held for sale; (ii) a $1.1 million increase in debit card fee income; (iii) a $1.1 million increase in income from fiduciary activities; (iv) a $900,000 increase in miscellaneous income, primarily related to a refund of a consumer insurance product and an increase in income from printed check sales; and (v) a $668,000 increase in unrealized gains on equity securities. These increases were partially offset by a $473,000 decrease in service charges on deposit accounts.

A summary of mortgage originations for the three months ended March 31, 2021 and 2020 follows. Of total mortgage originations shown below for 2021 and 2020, refinances comprised 44.8% in the first quarter of 2021 and 48.1% in the first quarter of 2020.

(In thousands)	Q1 2021	Q1 2020
Mortgage Origination Volume
Sold	$191,116	$85,030
Portfolio	82,613	56,018
Construction	28,987	33,109
Service released	1,266	3,794
Total mortgage originations	$303,982	$177,951

The table below reflects PNB's other expense for the three months ended March 31, 2021 and 2020.

(In thousands)	2021	2020	change	% change
Other expense:
Salaries	$28,579	$26,897	$1,682	6.3%
Employee benefits	10,087	9,731	356	3.7%
Occupancy expense	3,317	3,421	(104)	(3.0)%
Furniture and equipment expense	2,607	4,304	(1,697)	(39.4)%
Data processing fees	7,625	2,485	5,140	206.8%
Professional fees and services	4,136	5,129	(993)	(19.4)%
Marketing	1,491	1,483	8	0.5%
Insurance	1,551	1,379	172	12.5%
Communication	1,100	1,086	14	1.3%
State tax expense	989	935	54	5.8%
Amortization of intangible assets	479	606	(127)	(21.0)%
FHLB prepayment penalty	—	1,793	(1,793)	N.M.
Miscellaneous	1,615	2,119	(504)	(23.8)%
Total other expense	$63,576	$61,368	$2,208	3.6%

Other expense of $63.6 million for the three months ended March 31, 2021 represented an increase of $2.2 million, or 3.6%, compared to $61.4 million for the three months ended March 31, 2020. The increase in salaries expense was primarily related to increases in officer incentive expense, additional compensation incentives, including COVID-19 special one-time bonuses, and share-based compensation expense, partially offset by a decrease in base salary expense. The increase in employee benefits expense was primarily related to increased pension plan expense and payroll tax expense, partially offset by a decrease in group insurance costs. The decrease in furniture and equipment expense was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees. The impact of this decrease in furniture and equipment expense was partially offset by an increase in depreciation expense on equipment. The increase in data processing fees was related to increased mortgage processing costs as a result of increased volume, debit card processing costs and other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees. The decrease in professional fees and services was primarily related to decreased title, appraisal and credit costs and decreases in other fees (due to the change in expensing software costs under data processing fees). The increase in insurance expense was primarily due to an increase in the FDIC assessment base for the three months ended March 31, 2021, compared to the same period of 2020. The decrease in the FHLB prepayment penalty was due to a $1.8 prepayment penalty on FHLB borrowings of $50 million repaid during the three months ended March 31, 2020; there was no similar prepayment in the same period of 2021. The decrease in miscellaneous expense was primarily related to a decrease in training and travel related expenses and supplies expense.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the three months ended March 31, 2021 and 2020 and as of or for the year ended December 31, 2020.

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020	% change from 12/31/20	% change from 3/31/20
Loans	$7,162,807	$7,165,840	$6,503,053	(0.04)%	10.15%
Allowance for credit losses (1)	86,560	84,321	59,484	2.66%	45.52%
Net loans	7,076,247	7,081,519	6,443,569	(0.07)%	9.82%
Investment securities	1,167,225	1,114,742	1,245,778	4.71%	(6.31)%
Total assets	9,884,055	9,236,915	8,673,683	7.01%	13.95%
Total deposits	8,485,798	7,820,983	7,355,407	8.50%	15.37%
Average assets (2)	9,573,763	9,198,141	8,637,420	4.08%	10.84%
Efficiency ratio (3)	55.00%	59.31%	61.73%	(7.27)%	(10.90)%
Return on average assets (4)	1.91%	1.35%	1.21%	41.48%	57.85%

(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2021 and the related (recovery of) provision for credit losses for the three months ended March 31, 2021 were calculated utilizing this new guidance.
(2) Average assets for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020.
(3) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $714,000 for the three months ended March 31, 2021, $725,000 for the three months ended March 31, 2020 and $2.9 million for the year ended December 31, 2020.
(4) Annualized for the three months ended March 31, 2021 and 2020.

Loans outstanding at March 31, 2021 were $7.16 billion, compared to $7.17 billion at December 31, 2020, a decrease of $3.0 million. Loans outstanding at March 31, 2021 were $7.16 billion, compared to $6.50 billion at March 31, 2020, an increase of $659.8 million, or 10.1%. Excluding $387.0 million and $331.6 million of PPP loans at March 31, 2021 and December 31, 2020, respectively, loans outstanding were $6.78 billion at March 31, 2021, compared to $6.83 billion at December 31, 2020, a decrease of $58.5 million, or 0.9%, and an increase of $272.8 million, or 4.2%, compared to $6.50 billion at March 31, 2020. The table below breaks out the change in loans outstanding, by loan type.

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020	change from 12/31/20	% change from 12/31/20	change from 3/31/20	% change from 3/31/20
Home equity	$171,495	$182,131	$220,668	$(10,636)	(5.84)%	$(49,173)	(22.28)%
Installment	1,657,140	1,650,620	1,438,842	6,520	0.40%	218,298	15.17%
Real estate	1,192,978	1,213,820	1,282,279	(20,842)	(1.72)%	(89,301)	(6.96)%
Commercial (excluding PPP)	3,749,153	3,784,153	3,558,669	(35,000)	(0.92)%	190,484	5.35%
PPP loans	386,990	331,571	—	55,419	16.71%	386,990	N.M.
Other	5,051	3,545	2,595	1,506	42.48%	2,456	94.64%
Total loans	$7,162,807	$7,165,840	$6,503,053	$(3,033)	(0.04)%	$659,754	10.15%
Total loans (excluding PPP)	$6,775,817	$6,834,269	$6,503,053	$(58,452)	(0.86)%	$272,764	4.19%

PNB's ACL increased by $2.2 million, or 2.7%, to $86.6 million at March 31, 2021, compared to $84.3 million at December 31, 2020. This increase included a $6.7 million increase to the allowance for credit losses as the result of the adoption of ASU 2016-13. Net charge-offs were $270,000, or 0.02% of total average loans, for the three months ended March 31, 2021 and were $1.2 million, or 0.02% of total average loans, for the year ended December 31, 2020. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional information regarding PNB's loan portfolio and the level of (recovery of) provision for credit losses recognized in each period presented.

Total deposits at March 31, 2020 were $8.49 billion, compared to $7.82 billion at December 31, 2020, an increase of $664.8 million, or 8.5%. During the three months ended March 31, 2021 and the year ended December 31, 2020, Park made the decision to participate in a one-way sell (OWS) program in order to manage the balance sheet. At March 31, 2021 and December 31, 2020, Park had $809.1 million and $710.1 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Total deposits would have increased $763.8 million, or 9.0%, compared to December 31, 2020 had the

$809.1 million and $710.1 million remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020	change from 12/31/20	% change from 12/31/20	change from 3/31/20	% change from 3/31/20
Non-interest bearing deposits	$3,158,237	$2,978,005	$2,045,377	$180,232	6.1%	$1,112,860	54.4%
Transaction accounts	1,598,437	1,381,479	1,798,721	216,958	15.7%	(200,284)	(11.1)%
Savings	2,906,929	2,596,926	2,450,474	310,003	11.9%	456,455	18.6%
Certificates of deposits	822,195	864,573	1,060,835	(42,378)	(4.9)%	(238,640)	(22.5)%
Total deposits	$8,485,798	$7,820,983	$7,355,407	$664,815	8.5%	$1,130,391	15.4%
OWS insured cash sweep deposit	809,135	710,101	—	99,034	13.9%	809,135	N.M.
Total deposits including OWS deposits	$9,294,933	$8,531,084	$7,355,407	$763,849	9.0%	$1,939,526	26.4%

All Other

The table below reflects All Other net (loss) income for the first quarters (the three months ended March 31) of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q1 2021	Q1 2020	2020	2019
Net interest (expense) income	$(1,352)	$1,069	$1,255	$4,607
Recovery of credit losses (1)	(661)	(381)	(18,759)	(2,185)
Other income (loss)	1,289	(995)	1,433	4,801
Other expense	4,289	4,908	17,657	26,555
Net (loss) income before income tax benefit	$(3,691)	$(4,453)	$3,790	$(14,962)
Income tax benefit	(1,400)	(917)	(403)	(4,062)
Net (loss) income	$(2,291)	$(3,536)	$4,193	$(10,900)

(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2021 and the related (recovery of) provision for credit losses for the three months ended March 31, 2021 were calculated utilizing this new guidance.

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on GFSC loans and SEPH impaired loan relationships. The net interest (expense) income for All Other included for the three months ended March 31, 2021 and year ended December 31, 2020, interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued in August 2020.

Net interest (expense) income reflected net interest expense of $1.4 million for the three months ended March 31, 2021, compared to net interest income of $1.1 million for the three months ended March 31, 2020. The change was largely the result of an increase in borrowing interest expense, partially offset by an increase in loan interest income related to payment collections at SEPH.

SEPH had net recoveries of $257,000 for the three months ended March 31, 2021, compared to net recoveries of $658,000 for the three months ended March 31, 2020, and GFSC had net charge-offs of $11,000 for the three months ended March 31, 2021, compared to net charge-offs of $245,000 for the three months ended March 31, 2020. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional information regarding All Other's loan portfolio and the level of (recovery of) provision for credit losses recognized in each period presented.

All Other had other income of $1.3 million for the three months ended March 31, 2021, compared to an other loss of $995,000 for the three months ended March 31, 2020. The change was largely due to a $1.0 million increase in income related to Partnership Investments, which went from a $455,000 loss for the three months ended March 31, 2020 to a $634,000 gain for the three months ended March 31, 2021, and a $1.0 million difference in gain (loss) on equity securities, net, which went from a $683,000 loss for the three months ended March 31, 2020 to a $343,000 gain for the three months ended March 31, 2021.

All Other had other expense of $4.3 million for the three months ended March 31, 2021, compared to $4.9 million for the three months ended March 31, 2020. The decrease was largely due to a $231,000 decrease in merger related expenses related to the NewDominion and Carolina Alliance acquisitions as well as a decrease in professional fees and services expense.

The table below provides certain balance sheet information and financial ratios for All Other as of or for the three months ended March 31, 2021 and 2020 and as of or for the year ended December 31, 2020.

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020	% change from 12/31/20	% change from 3/31/20
Loans	$5,938	$11,945	$19,466	(50.29)%	(69.50)%
Allowance for credit losses (1)	326	1,354	2,019	(75.92)%	(83.85)%
Net loans	5,612	10,591	17,447	(47.01)%	(67.83)%
Total assets	30,014	42,106	45,608	(28.72)%	(34.19)%
Average assets (2)	38,779	43,492	42,369	(10.84)%	(8.47)%

(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2021 and the related (recovery of) provision for credit losses for the three months ended March 31, 2021 were calculated utilizing this new guidance.
(2) Average assets for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020.

Park National Corporation

The table below reflects Park's consolidated net income for the first quarters (the three months ended March 31) of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q1 2021	Q1 2020	2020	2019
Net interest income	$80,734	$76,283	$327,630	$297,737
(Recovery of) provision for credit losses (1)	(4,855)	5,153	12,054	6,171
Other income	34,089	22,486	125,664	97,193
Other expense	67,865	66,276	286,595	263,988
Income before income taxes	$51,813	$27,340	$154,645	$124,771
Income tax expense	8,982	4,968	26,722	22,071
Net income	$42,831	$22,372	$127,923	$102,700

(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2021 and the related (recovery of) provision for credit losses for the three months ended March 31, 2021 were calculated utilizing this new guidance.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2021 and 2020

Net interest income increased by $4.5 million, or 5.8%, to $80.7 million for the first quarter of 2021, compared to $76.3 million for the first quarter of 2020. See the discussion under the table below.

	Three months ended March 31, 2021			Three months ended March 31, 2020
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,138,854	$78,910	4.48%	$6,482,137	$80,827	5.02%
Taxable investments	814,586	4,256	2.12%	927,479	5,531	2.40%
Tax-exempt investments (2)	278,955	2,578	3.75%	302,622	2,785	3.70%
Money market instruments	553,906	143	0.11%	176,805	491	1.12%
Interest earning assets	$8,786,301	$85,887	3.96%	$7,889,043	$89,634	4.57%

Interest bearing deposits	$5,129,357	1,970	0.16%	$5,260,385	10,627	0.81%
Short-term borrowings	318,406	183	0.23%	202,665	462	0.92%
Long-term debt	220,300	2,286	4.21%	183,846	1,537	3.36%
Interest bearing liabilities	$5,668,063	$4,439	0.32%	$5,646,896	$12,626	0.90%
Excess interest earning assets	$3,118,238			$2,242,147
Tax equivalent net interest income		$81,448			$77,008
Net interest spread			3.64%			3.67%
Net interest margin			3.76%			3.93%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $173,000 for the three months ended March 31, 2021 and $140,000 for the same period of 2020.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $541,000 for the three months ended March 31, 2021 and $585,000 for the same period of 2020.

Average interest earning assets for the first quarter of 2021 increased by $897 million, or 11.4%, to $8,786 million, compared to $7,889 million for the first quarter of 2020. The average yield on interest earning assets decreased by 61 basis points to 3.96% for the first quarter of 2021, compared to 4.57% for the first quarter of 2020.

Interest income for the three months ended March 31, 2021 and 2020 included purchase accounting accretion of $1.1 million and $1.3 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $105,000 and $77,000, respectively, of interest income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Interest income for 2021 included $5.2 million of income related to PPP loans. Excluding the impact of this income, the yield on loans was 4.34% and 4.92% for the three months ended March 31, 2021 and 2020, respectively, and the yield on earning assets was 3.82% and 4.49% for the three months ended March 31, 2021 and 2020, respectively.

Average interest bearing liabilities for the first quarter of 2021 increased by $21 million, or 0.4%, to $5,668 million, compared to $5,647 million for the first quarter of 2020. The average cost of interest bearing liabilities decreased by 58 basis points to 0.32% for the first quarter of 2021, compared to 0.90% for the first quarter of 2020. During the three months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage the balance sheet. At March 31, 2021, Park had $809.1 million in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.28% for the first quarter of 2021.

Interest expense for the three months ended March 31, 2021 and 2020 included a benefit from purchase accounting accretion of $21,000 and $90,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.32% for the three months ended March 31, 2021 and was 0.91% for the three months ended March 31, 2020.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH impaired loan relationships and the interest income related to PPP loans, the net interest margin was 3.61% and 3.85% for the three months ended March 31, 2021 and 2020, respectively.

Yield on Loans: Average loan balances increased $657 million, or 10.1%, to $7,139 million for the first quarter of 2021, compared to $6,482 million for the first quarter of 2020. The average yield on the loan portfolio decreased by 54 basis points to 4.48% for the first quarter of 2021, compared to 5.02% for the first quarter of 2020. Average loans for the first quarter of 2021 included $369.1 million of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2021 and 2020.

	Three months ended March 31, 2021		Three months ended March 31, 2020
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$175,496	3.91%	$223,069	4.77%
Installment loans	1,658,098	4.91%	1,459,790	5.35%
Real estate loans	1,197,687	3.89%	1,267,754	4.27%
Commercial loans (1)	4,104,900	4.50%	3,527,269	5.15%
Other	2,673	13.32%	4,255	11.54%
Total loans and leases before allowance	$7,138,854	4.48%	$6,482,137	5.02%

(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $173,000 for the three months ended March 31, 2021 and $140,000 for the same period of 2020.

Loan interest income for the three months ended March 31, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH impaired loan relationships and, for the three months ended March 31, 2021 only, interest income related to PPP loans. Excluding this income, the yield on home equity loans was 3.49%, the yield on installment loans was unchanged at 4.91%, the yield on real estate loans was 3.85%, the yield on commercial loans was 4.27% and the yield on total loans and leases before allowance was 4.34% for the three months ended March 31, 2021, and the yield on home equity loans was 4.60%, the yield on installment loans was 5.34%, the yield on real estate loans was 4.24%, the yield on commercial loans was 5.00% and the yield on total loans and leases before allowance was 4.92% for the three months ended March 31, 2020.

Cost of Deposits: Average interest bearing deposit balances decreased $131 million, or 2.5%, to $5,129 million for the first quarter of 2021, compared to $5,260 for the first quarter of 2020. The average cost of funds on deposit balances decreased by 65 basis points to 0.16% for the first quarter of 2021, compared to 0.81% for the first quarter of 2020.

The table below shows for the three months ended March 31, 2021 and 2020, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2021		Three months ended March 31, 2020
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,457,617	0.02%	$1,714,506	0.59%
Savings deposits and clubs	2,823,920	0.04%	2,435,260	0.63%
Time deposits	847,820	0.76%	1,110,619	1.55%
Total interest bearing deposits	$5,129,357	0.16%	$5,260,385	0.81%

Deposit interest expense for the three months ended March 31, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 0.77% and the cost of total interest bearing deposits was unchanged at 0.16% for the three months ended March 31, 2021, and the cost of funds for time deposits was 1.58% and the cost of total interest bearing deposits was 0.82% for the three months ended March 31, 2020.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2021 and for the years ended December 31, 2020, 2019 and 2018.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - first three months	4.48%	2.53%	0.11%	3.96%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $173,000 for the three months ended March 31, 2021, and $623,000, $576,000 and $528,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $541,000 for the three months ended March 31, 2021, and $2.2 million, $2.4 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3) Interest income for the three months ended March 31, 2021 and for the years ended December 31, 2020, 2019 and 2018 included $105,000, $453,000, $256,000 and $3.4 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as $1.1 million, $4.4 million, $5.2 million and $1.1 million of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the three months ended March 31, 2021 and for the year ended December 31, 2020 included $5.2 million and $16.7 million of income related to PPP loans. Excluding all of these sources of income, the yield on loans was 4.34%, 4.63%, 5.09% and 4.89%, for the three months ended March 31, 2021, and for the years ended December 31, 2020, 2019 and 2018, respectively, and the yield on earning assets was 3.82%, 4.20%, 4.62% and 4.40%, for the three months ended March 31, 2021 and for the years ended December 31, 2020, 2019 and 2018, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2021 and for the years ended December 31, 2020, 2019 and 2018.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - first three months	0.16%	0.23%	4.21%	0.32%
(1) Interest expense for the three months ended March 31, 2021 and the years ended December 31, 2020, 2019 and 2018 included $21,000, $226,000, $593,000 and $287,000 of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for all of these periods) and Carolina Alliance (for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019). Excluding this income, for the three months ended March 31, 2021 and the years ended December 31, 2020, 2019 and 2018, the cost of funds on interest bearing deposits was 0.16%, 0.41%, 1.02% and 0.73%, respectively, and the cost of interest bearing liabilities was 0.32%, 0.53%, 1.13% and 0.86%, respectively.

Credit Metrics and (Recovery of) Provision for Credit Losses

The provision for credit losses is the amount added to the allowance for credit losses to ensure the allowance is sufficient to absorb estimated credit losses over the life of a loan. The amount of the provision for credit losses is determined by management based on relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets

Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with ASU 2016-13 including the CECL methodology for estimating the allowance for credit losses. This temporary relief was set to expire on the earlier of the date on which the national emergency concerning COVID-19 terminated or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

Section 540 of the Consolidated Appropriations Act, 2021, amended Section 4014 of the CARES Act by extending the relief period provided in the CARES Act. The Consolidated Appropriations Act, 2021, modified the CARES Act so that temporary relief will expire on the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022.

Park elected to delay the implementation of ASU 2016-13 following the approval of the CARES Act and continued to use the incurred loss methodology for estimating the allowance for credit losses in 2020. ASU 2016-13 requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. In the unprecedented circumstance surrounding the COVID-19 pandemic and the response thereto, Park believed that adopting ASU 2016-13 in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management elected to further delay adoption of ASU 2016-13 to January 1, 2021. This allowed Park to utilize the CECL standard for the entire year of adoption.

The adoption of ASU 2016-13 on January 1, 2021 resulted in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in a $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded.

The table below provides additional information on the (recovery of) provision for credit losses for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$85,675	$56,679
Cumulative change in accounting principle; adoption of ASU 2016-13	6,090	—
Charge-offs	1,701	2,685
Recoveries	1,677	2,356
Net charge-offs	24	329
(Recovery of) provision for credit losses	(4,855)	5,153
Ending balance	$86,886	61,503

Net charge-offs as a % of average loans (annualized)	—%	0.02%

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at March 31, 2021, December 31, 2020 and March 31, 2020. Also included is the January 1, 2021 allowance for credit losses calculated under the CECL methodology prescribed in ASU 2016-13.

Park - Allowance for Credit Losses
(Dollars in thousands)	3/31/2021 (CECL methodology)	1/1/2021 (CECL methodology)	12/31/2020 (Incurred Loss methodology)	3/31/2020 (Incurred Loss methodology)
Total allowance for credit losses	$86,886	$91,764	$85,675	$61,503
Allowance on PCD loans (PCI loans for years 2020 and prior)	—	52	167	119
Allowance on purchased loans excluded from the general reserve	—	—	678	—
Specific reserves on individually evaluated loans	4,962	5,434	5,434	5,531
General reserves on collectively evaluated loans	$81,924	$86,278	$79,396	$55,853

Total loans	$7,168,745	$7,177,537	$7,177,785	$6,522,519
PCD loans (PCI loans for years 2020 and prior) (1)	10,284	10,903	11,153	13,765
Purchased loans excluded from collectively evaluated loans	—	—	360,056	489,843
Individually evaluated loans	100,407	108,274	108,407	85,646
Collectively evaluated loans	$7,058,054	$7,058,360	$6,698,169	$5,933,265

Allowance for credit losses as a % of period end loans	1.21%	1.28%	1.19%	0.94%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (2)	1.28%	1.34%	1.25%	N.A.

General reserve as a % of collectively evaluated loans	1.16%	1.22%	1.19%	0.94%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (2)	1.22%	1.28%	1.24%	N.A.

(1) Excludes PCI/PCD loans which are individually evaluated for impairment due to additional credit deterioration post acquisition. These loans had a balance of $0 at each of March 31, 2021, January 1, 2021, and December 31, 2020, and a balance of $1,000 at March 31, 2020.
(2) Excludes $387.0 million of PPP loans and $389,000 in related allowance at March 31, 2021, $331.6 million of PPP loans and $337,000 in related allowance at January 1, 2021, and $331.6 million of PPP loans and $337,000 in related allowance at December 31, 2020. No PPP loans were outstanding at March 31, 2020.

The allowance for credit losses of $86.9 million at March 31, 2021 represented a $1.2 million, or 1.4%, increase compared to $85.7 million at December 31, 2020. This increase was largely due to the adoption of ASU 2016-13, offset by a decline in the general reserves on collectively evaluated loans since January 1, 2021. The decline since January 1, 2021 was largely due to consideration of improved economic forecasts while balancing the risks associated with the COVID-19 pandemic, particularly in high risk portfolios such as hotel and accommodations, restaurants and food service and strip shopping centers. Much is still unknown about the long-term economic impact of the COVID-19 pandemic and management will continue to evaluate this estimate of expected losses as new information becomes available. See the section entitled "Allowance for Credit Losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At March 31, 2021, December 31, 2020 and March 31, 2020, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at March 31, 2021, December 31, 2020 and March 31, 2020.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Nonaccrual loans	$114,708	$117,368	$90,354
Accruing TDRs	14,817	20,788	27,168
Loans past due 90 days or more	802	1,458	1,789
Total nonperforming loans	$130,327	$139,614	$119,311

OREO	844	1,431	3,600
Other nonperforming assets	3,164	3,164	3,599
Total nonperforming assets	$134,335	$144,209	$126,510

Percentage of nonaccrual loans to total loans	1.60%	1.64%	1.39%
Percentage of nonperforming loans to total loans	1.82%	1.95%	1.83%
Percentage of nonperforming assets to total loans	1.87%	2.01%	1.94%
Percentage of nonperforming assets to total assets	1.35%	1.55%	1.45%

Included in the OREO totals above were $594,000 of SEPH OREO at both March 31, 2021 and December 31, 2020 and $929,000 of SEPH OREO at March 31, 2020.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 day for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at March 31, 2021, December 31, 2020 and March 31, 2020. Loans are classified as current if they are less than 30 days past due.

	March 31, 2021		December 31, 2020		March 31, 2020
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$94,572	1.32%	$92,600	1.29%	$66,773	1.02%
Nonaccrual loans - past due	20,136	0.28%	24,768	0.35%	23,581	0.36%
Total nonaccrual loans	$114,708	1.60%	$117,368	1.64%	$90,354	1.39%

Credit Quality Indicators: When determining the quarterly credit loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Commercial loans graded a 6 (substandard), also considered to be watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher PD is applied to these loans. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Any commercial loan graded an 8 (loss) is completely charged-off.

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Pass-rated	$3,912,572	$3,893,205	$3,432,227
Special mention	109,561	102,812	26,624
Substandard	436	109	203
Impaired	100,407	108,407	85,646
Accruing PCI	9,766	10,296	12,804
Total	$4,132,742	$4,114,829	$3,557,504

* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park had $110.0 million of collectively evaluated commercial loans included on the watch list at March 31, 2021, compared to $102.9 million at December 31, 2020, and $26.8 million at March 31, 2020. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms. The $83.2 million increase in collectively evaluated commercial watch list loans from March 31, 2020 to March 31, 2021 was largely due to $71.3 million of hotels and accommodation loans that were downgraded to special mention or substandard as a result of the impact of COVID-19. In addition to the $71.3 million in hotels and accommodation loans that were downgraded to special mention, $22.8 million in hotels and accommodation loans were downgraded to impaired status. Park is closely monitoring the impact of COVID-19 on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Delinquencies have remained low over the past 27 months. Delinquent and accruing loans were $13.8 million, or 0.19% of total loans at March 31, 2021, compared to $20.1 million, or 0.28% of total loans at December 31, 2020, and $23.8 million, or 0.37% of total loans at December 31, 2019.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis. Park has determined that any commercial loans which have been placed on nonaccrual status or classified as TDRs will be individually evaluated and are labeled as impaired. Individual analysis will establish a specific reserve for loans in scope.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimates.

Impaired commercial loans were $100.4 million at March 31, 2021, an decrease of $8.0 million, compared to $108.4 million at December 31, 2020 and an increase of $14.8 million, compared to $85.6 million at March 31, 2020. The $100.4 million of impaired commercial loans at March 31, 2021 included $3.4 million of loans modified in a TDR which are currently on accrual status and performing in accordance with the restructured terms, down from $8.8 million at December 31, 2020.

At March 31, 2021, Park had taken partial charge-offs of $589,000 related to the $100.4 million of commercial loans considered to be impaired, compared to partial charge-offs of $655,000 related to the $108.4 million of impaired commercial loans at December 31, 2020.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million

Upon adoption of CECL on January 1, 2021, $52,000 of credit mark on PCD loans was reclassified to the allowance for credit losses. At March 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2021 and December 31, 2020 was $10.3 million and $11.2 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of March 31, 2021 are detailed below.

Quantitative Considerations
The ACL is primarily calculated utilizing a discounted cash flow (“DCF”) model. Key inputs and assumption used in this model are discussed below:
•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park plans to update the LDA annually; however, due to the impact of COVID-19, the LDA analysis was last updated in the fourth quarter of 2019.
•Probability of default – PD is the probability that an asset will be in default within a given time frame. Park has defined default as when a charge-off has occurred, a loan is nonaccrual, or a loan is greater than 90 days past due. Whenever possible, Park utilizes its own loan-level PDs for the reasonable and supportable forecast period. When loan level-data is not available reflecting the forecasted economic conditions, a forecast model is utilized to estimate PDs.
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. Whenever possible, Park utilizes its own loan-level LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs.
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2020.
•Forecast and reversion – Park has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average.
•Economic forecast - Park utilizes a third party to provide economic forecasts under various scenarios, which are weighted in order to reflect model risk in the current economic environment. As of January 1, 2021, the date of CECL adoption, Park weighted a "most likely" scenario 80%, a "slower near-term growth" scenario 10%, and a "moderate recession" scenario 10%. As of January 1, 2021, the "most likely" scenario forecasted Ohio unemployment to range between 5.31% and 5.79% during the next four quarters. As of March 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 3.70% and 4.93% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2021, management considered this improved economic forecast while balancing the risk associated with the COVID-19 pandemic, including the risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 50% and the "moderate recession" scenario 50%. Management believes that the resulting quantitative reserve appropriately balances economic improvement with the ongoing risks.

Qualitative Considerations
In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:
•The nature and volume of Park’s financial assets; the existence, growth, and effect of any concentrations of credit and the volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets. Specifically management considers:
◦Trends (e.g., growth, reduction) in specific categories of the loan portfolio, as well as adjustments to the types of loans offered by PNB and GFSC.
◦Level of and trend in loan delinquencies, troubled loans, commercial watch list and nonperforming loans.
◦Level of and trend in new nonaccrual loans.
◦Level of and trend in loan charge-offs and recoveries.
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries.
•The quality of the Park’s credit review function.
•The experience, ability, and depth of Park’s lending, investment, collection, and other relevant management and staff.
•The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or pandemics.
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which Park operates that affect the collectibility of financial assets.
•Where the U.S. economy is within a given credit cycle.
•The extent that there is government assistance (stimulus).

During 2020, Park added an additional reserve for three industries at particularly high risk due to the pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a high percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of March 31, 2021, additional reserves totaling $4.5 million were added for these portfolios on top of the quantitative reserve already calculated. A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	March 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$116,076	$1,745
Restaurants and food service	30,414	687
Strip shopping centers	185,159	2,045
Total	$331,649	$4,477

Additionally, management applied a 1% reserve to all hotels and accommodations loans in the general reserve population to account for increased valuation risk. At March 31, 2021, Park's originated hotels and accommodation loans had a balance of $189.0 million with an additional reserve related to valuation risks of $1.9 million.

There is still a significant amount of uncertainty related to the economic impact of COVID-19, including the duration of the pandemic, future government programs that may be established in response to the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

As of March 31, 2021, Park had $387.0 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Other Income

Other income increased by $11.6 million to $34.1 million for the quarter ended March 31, 2021, compared to $22.5 million for the first quarter of 2020. The increase for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to increases in other service income; gain (loss) on equity securities, net; debit card fee income; income from fiduciary activities and miscellaneous income, partially offset by declines in service charges on deposit accounts.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2021	2020	Change
Income from fiduciary activities	$8,173	$7,113	$1,060
Service charges on deposit accounts	2,054	2,528	(474)
Other service income	9,617	3,766	5,851
Debit card fee income	6,086	4,960	1,126
Bank owned life insurance income	1,165	1,248	(83)
ATM fees	530	412	118
Loss on sale of OREO, net	(33)	(196)	163
Gain (loss) on equity securities, net	1,810	(973)	2,783
Other components of net periodic pension benefit income	2,038	1,988	50
Miscellaneous	2,649	1,640	1,009
Total other income	$34,089	$22,486	$11,603

Income from fiduciary activities increased by $1.1 million, or 14.9%, to $8.2 million for the three months ended March 31, 2021, compared to $7.1 million for the same period of 2020. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2021 was $7,066 million compared to $5,860 million for the three months ended March 31, 2020.

Service charges on deposit accounts decreased by $474,000, or 18.8%, to $2.1 million for the three months ended March 31, 2021, compared to $2.5 million for the same period of 2020. The declines were largely a result of a decline in non-sufficient funds (NSF) fee income.

Other service income increased by $5.9 million, or 155.4%, to $9.6 million for the three months ended March 31, 2021, compared to $3.8 million for the same period of 2020. The primary reasons for the increase were a $2.7 million increase in fee income related to mortgage loan originations to be sold in the secondary market, and a $2.8 million increase in mortgage servicing rights income, which included an $852,000 increase in income due to a decrease in the mortgage servicing rights valuation allowance. Mortgage origination volume increased by $126.0 million for the three months ended March 31, 2021, compared to the same period of 2020.

Debit card fee income increased $1.1 million, or 22.7%, to $6.1 million for the three months ended March 31, 2021, compared to $5.0 million for the same period of 2020. The increase in 2021 was attributable to a continued increase in the volume of debit card transactions. The sales volume of debit card transactions for the three months ended March 31, 2021 increased 24.1% from the same period in 2020.

During the three months ended March 31, 2020, investment securities with a book value of $757,000 were sold at a net gain of $177,000.

Gain (loss) on equity securities, net increased $2.8 million, to a net gain of $1.8 million for the three months ended March 31, 2021, compared to a net loss of $973,000 for the same period in 2020. The $2.8 million increase for the three months ended March 31, 2021 was related to a $1.6 million increase in the gain (loss) on equity securities held at NAV, which went from a $204,000 loss for the three months ended March 31, 2020 to a $1.4 million gain for the three months ended March 31, 2021, and a $1.2 million increase in unrealized gain (loss) on equity securities, which went from a $769,000 unrealized loss for the three months ended March 31, 2020 to a $435,000 unrealized gain for the three months ended March 31, 2021.

Miscellaneous income increased $1.0 million, or 61.5%, to $2.6 million for the three months ended March 31, 2021, compared to $1.6 million for the same period of 2020. The increase was primarily the result of increases in printed check sales income, an insurance refund received on a consumer loan insurance product and increases in wire transfer fees.

Other Expense

Other expense increased by $1.6 million to $67.9 million for the three months ended March 31, 2021, compared to $66.3 million for the same period of 2020.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2021	2020	Change
Salaries	$29,896	$28,429	$1,467
Employee benefits	10,201	10,043	158
Occupancy expense	3,640	3,480	160
Furniture and equipment expense	2,610	4,319	(1,709)
Data processing fees	7,712	2,492	5,220
Professional fees and services	5,664	7,066	(1,402)
Marketing	1,491	1,486	5
Insurance	1,691	1,550	141
Communication	1,122	1,155	(33)
State tax expense	1,108	1,145	(37)
Amortization of intangible assets	479	606	(127)
Miscellaneous	2,251	4,505	(2,254)
Total other expense	$67,865	$66,276	$1,589

Salaries increased by $1.5 million, or 5.2%, to $29.9 million for the three months ended March 31, 2021, compared to $28.4 million for the same period in 2020. The increase was due to a $1.1 million increase in officer incentive compensation expense, a $630,000 increase in additional compensation expense, primarily related to calamity pay and special one-time bonuses to certain associates as a result of the COVID-19 public health crisis, and a $582,000 increase in share-based compensation expense, partially offset by a $806,000 decrease in base salary expense.

Furniture and equipment expense decreased by $1.7 million, or 39.6%, to $2.6 million for the three months ended March 31, 2021, compared to $4.3 million for the same period in 2020. The decrease was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees.

Data processing fees increased by $5.2 million, to $7.7 million for the three months ended March 31, 2021, compared to $2.5 million for the same period of 2020. The increase was related to increased mortgage processing costs as a result of increased volume, debit card processing costs and other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees.

Professional fees and services decreased $1.4 million, or 19.8%, to $5.7 million for the three months ended March 31, 2021, compared to $7.1 million for the same period of 2020. The decrease in professional fees and services was primarily related to decreased title, appraisal and credit costs, decreases in other fees (due to the change in expensing software costs under data processing fees) and decreased audit and exams cost.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel, charitable contributions, and other miscellaneous expense. The subcategory miscellaneous other expense decreased $2.3 million, to $2.3 million for the three months period ended March 31, 2021, compared to $4.5 million for the same period of 2020. The $2.3 million decrease was related to a $1.8 million prepayment penalty on FHLB borrowings paid during the three months ended March 31, 2020, as well as decreases in training and travel expenses and supplies, partially offset by an increase in non-loan related losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED
(in thousands, except share and per share data)	March 31, 2021	March 31, 2020	Affected Line Item
Net interest income	$80,734	$76,283
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,110	1,288	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	21	90	Interest on deposits
less interest income on former Vision Bank relationships	105	77	Interest and fees on loans
Net interest income - adjusted	$79,498	$74,828

(Recovery of) provision for credit losses	$(4,855)	$5,153
less recoveries on former Vision Bank relationships	(257)	(764)	Provision for credit losses
(Recovery of) provision for credit losses - adjusted	$(4,598)	$5,917

Other income	$34,089	$22,486
less other service income related to former Vision Bank relationships	58	—	Miscellaneous income
Other income - adjusted	$34,031	$22,486

Other expense	$67,865	$66,276
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	8	87	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	9	Furniture and equipment expense
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	143	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4	4	Insurance
less COVID-19 related expenses	634	262	Salaries
less severance and restructuring charges	108	88	Salaries
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	107	—	Professional fees and services
less rebranding initiative related expenses	—	75	Furniture and equipment expense
less rebranding initiative related expenses	589	—	Data processing fees
less rebranding initiative related expenses	29	117	Professional fees and services
less rebranding initiative related expenses	—	2	Communication
less rebranding initiative related expenses	—	76	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	479	606	Amortization of intangible assets
less FHLB prepayment penalty	—	1,793	Miscellaneous
Other expense - adjusted	$65,907	$63,014

Tax effect of adjustments to net income identified above (7)	$85	$219

Net income - reported	$42,831	$22,372
Net income - adjusted	$43,153	$23,196

	THREE MONTHS ENDED
(in thousands, except share and per share data)	March 31, 2021	March 31, 2020	Affected Line Item
Diluted EPS	$2.61	$1.36
Diluted EPS, adjusted (6)	$2.62	$1.41

Annualized return on average assets (1)(2)	1.81%	1.04%
Annualized return on average assets, adjusted (1)(2)(6)	1.82%	1.07%

Annualized return on average tangible assets (1)(2)(4)	1.84%	1.06%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.85%	1.10%

Annualized return on average shareholders' equity (1)(2)	16.63%	9.16%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	16.76%	9.50%

Annualized return on average tangible equity (1)(2)(3)	19.84%	11.09%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	19.98%	11.50%

Efficiency ratio (5)	58.74%	66.61%
Efficiency ratio, adjusted (5)(6)	57.69%	64.27%

Annualized net interest margin (5)	3.76%	3.93%
Annualized net interest margin, adjusted (5)(6)	3.70%	3.86%

Financial Reconciliations

(1) Reported measure uses net income
(2) Averages are for the three months ended March 31, 2021 and March 31, 2020
(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED
	March 31, 2021	March 31, 2020
AVERAGE SHAREHOLDERS' EQUITY	$1,044,412	$981,976
Less: Average goodwill and other intangible assets	168,690	170,909
AVERAGE TANGIBLE EQUITY	$875,722	$811,067

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED
	March 31, 2021	March 31, 2020
AVERAGE ASSETS	$9,612,542	$8,679,789
Less: Average goodwill and other intangible assets	168,690	170,909
AVERAGE TANGIBLE ASSETS	$9,443,852	$8,508,880

(5) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income reconciliation is shown assuming a 21% corporate federal income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing fully taxable equivalent net interest income by average interest earning assets.

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED
	March 31, 2021	March 31, 2020
Interest income	$85,173	$88,909
Fully taxable equivalent adjustment	714	725
Fully taxable equivalent interest income	$85,887	$89,634
Interest expense	4,439	12,626
Fully taxable equivalent net interest income	$81,448	$77,008

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, (recovery of) provision for credit losses, other income and other expense.
(7) The tax effect of adjustments to net income was calculated assuming a 21% corporate federal income tax rate.

Income Tax

Income tax expense was $9.0 million for the first quarter of 2021 and $5.0 million the first quarter of 2020. The effective income tax rate for the first quarter of 2021 was 17.3%, compared to 18.2% for the same period in 2020. The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan. Park expects permanent federal income tax differences for the 2021 year will be approximately $5.8 million.

Comparison of Financial Condition
At March 31, 2021 and December 31, 2020

Changes in Financial Condition

Total assets increased by $635.0 million, or 6.8%, during the first three months of 2021 to $9,914 million at March 31, 2021, compared to $9,279 million at December 31, 2020. This increase was primarily due to the following:

•Cash and cash equivalents increased by $572.8 million, or 154.6%, to $943.3 million at March 31, 2021, compared to $370.5 million at December 31, 2020. Money market instruments were $811.9 million at March 31, 2021, compared to $214.9 million at December 31, 2020 and cash and due from banks were $131.4 million at March 31, 2021, compared to $155.6 million at December 31, 2020.
•Investment securities increased $51.4 million, or 4.6%, to $1,176 million at March 31, 2021, compared to $1,125 million at December 31, 2020.
•Other assets increased by $16.4 million, or 348.1%, to $21.1 million at March 31, 2021, compared to $4.7 million at December 31, 2020. This was primarily related to a re-classification of deferred items and tax payables between assets and liabilities.
•Prepaid assets increased by $7.1 million, or 6.9%, to $110.6 million at March 31, 2021, compared to $103.5 million at December 31, 2020.
•Loans decreased by $9.0 million, or 0.1%, to $7,169 million at March 31, 2021, compared to $7,178 million at December 31, 2020. PPP loans were $387.0 million at March 31, 2021 compared to $331.6 million at December 31, 2020.

Total liabilities increased by $634.0 million, or 7.7%, during the three months of 2021 to $8,873 million at March 31, 2021, from $8,239 million at December 31, 2020. This increase was primarily due to the following:

•Total deposits increased by $663.8 million, or 8.8%, to $8,236 million at March 31, 2021, compared to $7,572 million at December 31, 2020. During 2020, Park made the decision to participate in a OWS program in order to manage the balance sheet. At March 31, 2021 and December 31, 2020, Park had $809.1 million and $710.1 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet.
•Other liabilities increased $14.6 million, or 26.7%, to $69.2 million at March 31, 2021, compared to $54.6 million at December 31, 2020. This was primarily related to a re-classification of deferred items and tax payables between assets and liabilities.
•The allowance for credit loss on off-balance sheet commitments increased by $4.0 million to $4.1 million at March 31, 2021, compared to $116,000 at December 31, 2020. This increase was due to the adoption of ASU 2016-13 effective January 1, 2021.
•Short-term borrowings decreased by $36.8 million, or 10.8%, to $305.4 million at March 31, 2021, compared to $342.2 million at December 31, 2020.
•Unfunded commitments in affordable housing tax credit investments decreased by $6.1 million, or 20.8%, to $23.2 million at March 31, 2021, compared to $29.3 million at December 31, 2020.
•Long-term borrowings decreased by $2.5 million, or 7.7%, to $30.0 million at March 31, 2021, compared to $32.5 million at December 31, 2020.

Total shareholders’ equity increased by $1.0 million, or 0.1%, to $1,041.3 million at March 31, 2021, from $1,040.3 million at December 31, 2020. This increase was primarily due to the following:

•Retained earnings increased by $14.5 million during the period primarily as a result of net income of $42.8 million, partially offset by common share dividends of $20.4 million and the impact of the adoption of ASU 2016-13 of $8.0 million.
•Treasury shares increased by $2.2 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Accumulated other comprehensive (loss) income, net of taxes declined by $13.5 million during the period as a result of unrealized net holding losses on AFS debt securities, net of taxes, of $13.5 million, partially offset by an unrealized gain on cash flow hedging derivatives, net of taxes, of $125,000.

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

Liquidity

Cash provided by operating activities was $45.9 million and $8.8 million for the three months ended March 31, 2021 and 2020, respectively. Net income was the primary source of cash from operating activities for each of the three-month periods ended March 31, 2021 and 2020.

Cash used in investing activities was $75.5 million and cash provided by investing activities was $32.7 million for the three months ended March 31, 2021 and 2020, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions used cash of $67.2 million for the three months ended March 31, 2021 and provided cash of $48.1 million for the three months ended March 31, 2020. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $616,000 for the three months ended March 31, 2021 and cash used by the net increase in the loan portfolio was $6.8 million for the three months ended March 31, 2020.

Cash provided by financing activities was $602.4 million and $119.5 million for the three months ended March 31, 2021 and 2020, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $663.9 million and $237.6 million of cash for the three months ended March 31, 2021 and 2020, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the three months ended March 31, 2021, net short-term borrowings decreased and used $36.8 million in cash and net long-term borrowings decreased and used $2.5 million in cash. For the three months ended March 31, 2020, net short-term borrowings decreased and used $37.3 million in cash and net long-term borrowings decreased and used $52.5 million in cash. Finally, cash declined by $20.2 million and $20.0 million for the three months ended March 31, 2021 and 2020, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings, the capability to securitize or package loans for sale, and a $15.0 million revolving line of credit with another financial institution, which had no outstanding balance as of March 31, 2021. The Corporation’s loan to asset ratio was 72.31% at March 31, 2021, compared to 77.35% at December 31, 2020 and 74.81% at March 31, 2020. Cash and cash equivalents were $943.3 million at March 31, 2021, compared to $370.5 million at December 31, 2020 and $320.9 million at March 31, 2020. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2021 was $1,041.3 million, or 10.5% of total assets, compared to $1,040.3 million, or 11.2% of total assets, at December 31, 2020 and $981.9 million, or 11.3% of total assets, at March 31, 2020.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% on January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the 2.50% buffer. The Federal Reserve Board also adopted capital requirements Park must maintain to be deemed "well-capitalized" and remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2021. The following table indicates the capital ratios for PNB and Park at March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.50%	10.98%	10.98%	12.56%
Park National Corporation	9.49%	12.22%	12.02%	15.83%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.59%	10.66%	10.66%	12.16%
Park National Corporation	9.63%	11.92%	11.72%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 83 of Park’s 2020 Form 10-K (Table 42) for disclosure concerning contractual obligations and commitments at December 31, 2020. There were no other significant changes in contractual obligations and commitments during the first three months of 2021.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Loan commitments	$1,343,116	$1,372,182
Standby letters of credit	$16,237	$17,015

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 83 of Park’s 2020 Form 10-K.

On page 81 (Table 41) of Park’s 2020 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,294.6 million or 15.29% of total interest earning assets at December 31, 2020. At March 31, 2021, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,548.5 million or 17.0% of total interest earning assets.

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

On page 83 of Park’s 2020 Form 10-K, management reported that at December 31, 2020, the earnings simulation model projected that net income would decrease by 2.9% using a rising interest rate scenario and decrease by 8.8% using a declining interest rate scenario over the next year. At March 31, 2021, the earnings simulation model projected that net income would decrease by 2.2% using a rising interest rate scenario and would decrease by 11.9% in a declining interest rate scenario. At March 31, 2021, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

Effective January 1, 2021, Park adopted the CECL accounting guidance under ASU 2016-13 and ASC 326. The Company designed new controls and modified existing controls as part of this adoption to ensure compliance with the revised accounting and disclosure requirements. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in Park's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

    There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2020 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2020 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2021, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2021	—	$—	—	1,332,747
February 1 through February 28, 2021	—	—	—	1,332,747
March 1 though March 31, 2021	—	—	—	1,332,747
Total	—	$—	—	1,332,747

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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10.1
Summary of Base Salaries for Executive Officers of Park National Corporation (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No.1-13006)) ("Park's 2020 Form 10-K")

10.2	Summary of Certain Compensation for Directors of Park National Corporation (Incorporated herein by reference to Exhibit 10.17 to Park's 2020 Form 10-K)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2021 and December 31, 2020 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2021 and 2020 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
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

PARK NATIONAL CORPORATION

DATE: May 6, 2021	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: May 6, 2021	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)