Form 10-Q
period 2021-06-30
PARK NATIONAL CORP /OH/
filed 2021-08-03
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,
“smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,336,713 Common Shares, no par value per share, outstanding at August 2, 2021.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	LIBOR	London Inter-Bank Offered Rate
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
Allowance	Allowance for credit losses	NAV	Net asset value
AOCI	Accumulated other comprehensive income	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	OCI	Other comprehensive income
ASU	Accounting Standards Update	OREO	Other real estate owned
AUCL	Allowance for unfunded credit losses	OWS	One-way sell
CABF	CAB Financial Corporation and its subsidiaries	Park	Park National Corporation and its subsidiaries
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	PBRSUs	Performance-based restricted stock units
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PCD	Purchased credit deteriorated
CECL	Current expected credit loss	PCI	Purchased credit impaired
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PPP	Paycheck Protection Program
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GDP	Gross domestic product	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEPH	SE Property Holdings, LLC
HPI	Home price index	TBRSUs	Time-based restricted stock units
HTM	Held-to-maturity	TDRs	Troubled debt restructurings
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
LDA	Loss driver analysis	U.S.	United States
LGD	Loss given default

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$134,182	$155,596
Money market instruments	673,242	214,878
Cash and cash equivalents	807,424	370,474
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,363,823 and $1,007,834 at June 30, 2021 and December 31, 2020, respectively, and no allowance for credit losses at June 30, 2021)	1,404,268	1,059,341
Other investment securities	57,648	65,465
Total investment securities	1,461,916	1,124,806

Loans	7,035,646	7,177,785
Allowance for credit losses	(83,577)	(85,675)
Net loans	6,952,069	7,092,110

Bank owned life insurance	218,128	216,225
Prepaid assets	115,010	103,523
Goodwill	159,595	159,595
Other intangible assets	8,302	9,260
Premises and equipment, net	89,570	88,660
Affordable housing tax credit investments	62,312	56,024
OREO	813	1,431
Accrued interest receivable	23,054	24,926
Operating lease right-of-use asset	13,737	15,078
Mortgage loan servicing rights	14,316	12,210
Other	21,748	4,699
Total assets	$9,947,994	$9,279,021

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,876,110	$2,727,100
Interest bearing	5,338,514	4,845,258
Total deposits	8,214,624	7,572,358

Short-term borrowings	285,861	342,230
Long-term debt	27,500	32,500
Subordinated notes	187,989	187,774
Unfunded commitments in affordable housing tax credit investments	33,204	29,298
Operating lease liability	14,801	16,053
Allowance for credit losses on off-balance sheet commitments	4,402	116
Accrued interest payable	3,392	3,860
Other	106,829	54,576
Total liabilities	$8,878,602	$8,238,765

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,143 shares issued at June 30, 2021 and 17,623,163 shares issued at December 31, 2020)	459,276	460,687
Retained earnings	741,155	704,764
Treasury shares (1,282,371 shares at June 30, 2021 and 1,308,966 shares at December 31, 2020)	(128,109)	(130,766)
Accumulated other comprehensive (loss) income, net of taxes	(2,930)	5,571
Total shareholders' equity	1,069,392	1,040,256
Total liabilities and shareholders’ equity	$9,947,994	$9,279,021

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:

Interest and fees on loans	$81,176	$80,155	$159,913	$160,842

Interest and dividends on:
Obligations of U.S. Government sponsored entities' and other securities - taxable	4,600	5,026	8,856	10,557
Obligations of states and political subdivisions - tax-exempt	2,032	2,151	4,069	4,351
Other interest income	186	113	329	604
Total interest and dividend income	87,994	87,445	173,167	176,354

Interest expense:

Interest on deposits:
Demand and savings deposits	401	1,507	787	7,849
Time deposits	1,285	3,346	2,869	7,631

Interest on borrowings:
Short-term borrowings	182	233	365	695
Long-term debt	2,275	1,173	4,561	2,710

Total interest expense	4,143	6,259	8,582	18,885

Net interest income	83,851	81,186	164,585	157,469

(Recovery of) provision for credit loss	(4,040)	12,224	(8,895)	17,377
Net interest income after (recovery of) provision for credit loss	87,891	68,962	173,480	140,092

Other income:
Income from fiduciary activities	8,569	6,793	16,742	13,906
Service charges on deposit accounts	2,032	1,676	4,086	4,204
Other service income	7,159	8,758	16,776	12,524
Debit card fee income	6,758	5,560	12,844	10,520
Bank owned life insurance income	1,149	1,179	2,314	2,427
ATM fees	655	438	1,185	850
Gain (loss) on sale of OREO, net	4	841	(29)	645
Net gain on sale of debt securities	—	3,313	—	3,313
Gain (loss) on equity securities, net	467	(977)	2,277	(1,950)
Other components of net periodic pension benefit income	2,038	1,988	4,076	3,976
Miscellaneous	2,407	1,395	5,056	3,035
Total other income	31,238	30,964	65,327	53,450

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other expense:
Salaries	$30,303	$30,699	$60,199	$59,128
Employee benefits	10,056	9,080	20,257	19,123
Occupancy expense	3,027	3,256	6,667	6,736
Furniture and equipment expense	2,756	4,850	5,366	9,169
Data processing fees	7,150	2,577	14,862	5,069
Professional fees and services	6,973	6,901	12,637	13,967
Marketing	1,290	1,136	2,781	2,622
Insurance	1,276	1,477	2,967	3,027
Communication	770	874	1,892	2,029
State tax expense	1,103	1,116	2,211	2,261
Amortization of intangible assets	479	607	958	1,213
FHLB prepayment penalty	—	—	—	1,793
Foundation contribution	4,000	—	4,000	—
Miscellaneous	2,217	2,226	4,468	4,938
Total other expense	71,400	64,799	139,265	131,075

Income before income taxes	47,729	35,127	99,542	62,467

Income taxes	8,597	5,622	17,579	10,590

Net income	$39,132	$29,505	$81,963	$51,877

Earnings per common share:
Basic	$2.39	$1.81	$5.02	$3.18
Diluted	$2.38	$1.80	$4.98	$3.16

Weighted average common shares outstanding:
Basic	16,340,690	16,296,427	16,327,838	16,300,015
Diluted	16,472,800	16,375,434	16,455,673	16,400,657

Cash dividends declared per common share	$1.03	$1.02	$2.26	$2.24

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$39,132	$29,505	$81,963	$51,877

Other comprehensive income (loss), net of tax:
Net gain realized on sale of securities, net of income tax effect of $(696) for both the three and six months ended June 30, 2020	—	(2,617)	—	(2,617)
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $1,291 and $2,222 for the three months ended June 30, 2021 and 2020, respectively, and $(2,323) and $7,054 for the six months ended June 30, 2021 and 2020, respectively	4,858	8,359	(8,739)	26,535
Unrealized gain (loss) on cash flow hedging derivatives, net of income tax effect of $30 and $4 for the three months ended June 30, 2021 and 2020, respectively, and $63 and $(124) for the six months ended June 30, 2021 and 2020, respectively	113	15	238	(468)
Other comprehensive income (loss)	$4,971	$5,757	$(8,501)	$23,450

Comprehensive income	$44,103	$35,262	$73,462	$75,327

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$—	$460,687	$704,764	$(130,766)	$5,571
Cumulative change in accounting principle			(7,956)
Balance at January 1, 2021	$—	$460,687	$696,808	$(130,766)	$5,571
Net income			42,831
Other comprehensive loss, net of tax					(13,472)
Dividends on common shares at $1.23 per share			(20,365)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 21,764 common shares under share-based compensation awards, net of 14,108 common shares withheld to pay employee income taxes		(3,988)	(44)	2,174
Share-based compensation expense		1,836
Balance at March 31, 2021	$—	$458,534	$719,230	$(128,592)	$(7,901)
Net income			39,132
Other comprehensive income, net of tax					4,971
Dividends on common shares at $1.03 per share			(17,081)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 4,834 common shares under share-based compensation awards, net of 2,973 common shares withheld to pay employee income taxes		(743)	(126)	483
Share-based compensation expense		1,487
Balance at June 30, 2021	$—	$459,276	$741,155	$(128,109)	$(2,930)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$—	$459,389	$646,847	$(127,633)	$(9,589)
Net income			22,372
Other comprehensive income, net of tax					17,693
Dividends on common shares at $1.22 per share			(20,111)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 25,028 common shares under share-based compensation awards, net of 11,646 common shares withheld to pay employee income taxes		(3,865)	528	2,500
Repurchase of 76,000 common shares to be held as treasury shares				(7,507)
Share-based compensation expense		1,254
Balance at March 31, 2020	$—	$456,777	$649,636	$(132,640)	$8,104
Net income			29,505
Other comprehensive income, net of tax					5,757
Dividends on common shares at $1.02 per share			(16,837)
Issuance of 970 common shares under share-based compensation awards, net of 530 common shares withheld to pay employee income taxes		(142)	7	96
Share-based compensation expense		1,331
Balance at June 30, 2020	$—	$457,966	$662,311	$(132,544)	$13,861

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$81,963	$51,877

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(8,895)	17,377
Accretion of loan fees and costs, net	(13,675)	(6,151)
Depreciation of premises and equipment	6,507	5,118
Amortization of investment securities, net	797	754
Net accretion of purchase accounting adjustments	(985)	(1,458)
Realized net investment securities gains	—	(3,313)
(Gain) loss on equity securities, net	(2,277)	1,950
Loan originations to be sold in secondary market	(336,984)	(339,525)
Proceeds from sale of loans in secondary market	367,748	244,167
Gain on sale of loans in secondary market	(11,007)	(5,639)
Share-based compensation expense	3,323	2,585
Loss (gain) on sale of OREO, net	29	(645)
Bank owned life insurance income	(2,314)	(2,427)
Investment in qualified affordable housing tax credits amortization	3,712	3,658

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(2,412)	(1,541)
Increase in other assets	(15,609)	(4,721)
Increase (decrease) in other liabilities	10,250	(7,636)
Net cash provided by (used in) operating activities	$80,171	$(45,570)

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$6,549	$6,242
Proceeds from sales of investment securities	934	58,822
Proceeds from calls and maturities of:
Available-for-sale debt securities	119,177	95,493
Purchases of:
Available-for-sale debt securities	(437,800)	—
Equity securities	—	(3,364)
Net decrease in other investments	2,611	13
Net loan paydowns (originations), portfolio loans	133,037	(594,241)
Proceeds from the sale of non-mortgage loans	3,688	—
Investment in qualified affordable housing tax credits	(6,094)	(4,131)
Proceeds from the sale of OREO	659	3,565
Life insurance death benefits	674	563
Purchases of premises and equipment	(7,814)	(14,131)
Net cash used in investing activities	$(184,379)	$(451,169)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2021	2020
Financing activities:
Net increase in deposits	$744,350	$1,109,440
Net increase in OWS deposits	(102,053)	—
Net (decrease) increase in short-term borrowings	(56,369)	61,253
Repayment of long-term debt	(5,000)	(55,000)
Value of common shares withheld to pay employee income taxes	(2,244)	(875)
Repurchase of common shares to be held as treasury shares	—	(7,507)
Cash dividends paid	(37,526)	(37,034)
Net cash provided by financing activities	$541,158	$1,070,277

Increase in cash and cash equivalents	436,950	573,538

Cash and cash equivalents at beginning of year	370,474	159,956

Cash and cash equivalents at end of period	$807,424	$733,494

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$9,050	$19,541

Federal income tax	9,350	7,500

Non-cash items:
Loans transferred to OREO	$78	$295

Right-of-use assets obtained in exchange for lease obligations	180	7,769

New commitments in affordable housing tax credit investments	10,000	10,000

AFS debt securities purchase commitment	38,163	—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2021.

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

Park’s significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2020 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of the COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses. Additionally, the COVID-19 pandemic may particularly impact certain loan concentrations in the hotels and accommodations, restaurants and food service, and strip shopping centers industries.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: Effective January 1, 2021, Park adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") ("ASC 326") as amended. The new accounting guidance in ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure. The new accounting guidance was to have been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

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

The following table illustrates the impact of ASC 326:

	January 1, 2021
(In thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans	$7,177,666	$7,177,785	$(119)

ACL on loans
Commercial, financial and agricultural	17,351	25,608	(8,257)
Commercial real estate	25,599	23,480	2,119
Construction real estate	5,390	7,288	(1,898)
Residential real estate	14,484	11,363	3,121
Consumer	28,343	17,418	10,925
Leases	598	518	80
Total ACL on loans	$91,765	$85,675	$6,090

Liabilities:
ACL on off-balance sheet commitments	$3,982	$116	$3,866

Net deferred tax liability	$777	$2,892	$(2,115)

Shareholders' equity:	$1,032,300	$1,040,256	$(7,956)

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

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $5.0 million at June 30, 2021 and is excluded from the estimate of credit losses.

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

Accrued interest receivable on loans totaled $18.1 million at June 30, 2021 and is excluded from the estimate of credit losses.

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
Consumer:
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

In general, Park utilized a DCF method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized Park's own Federal Financial Institutions Examination Council's ("FFIEC") Call Report data for the commercial, financial and agricultural and residential real estate segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer segments.

In creating the DCF model, Park has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through June 30, 2021, whenever possible. Park and peer FFIEC call report data is utilized when there are not sufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

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
•The extent that there is government assistance (stimulus)

ACL - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status or classified as TDRs will be individually evaluated and are labeled as impaired. Individual analysis establishes a specific reserve for loans in scope.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

ACL - Purchased Credit Deteriorated Loans
The Company has purchased loans, some of which have shown evidence of credit deterioration since origination.  Upon adoption of ASC 326, Park elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision for credit loss expense.

ACL - Off-Balance Sheet Credit Exposures
Park estimates expected credit losses over the contractual period in which Park is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Park. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the commitments' respective estimated lives. Funding rates are based on a historical analysis of Park's portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

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

Issued But Not Yet Effective Accounting Standards

There are no issued by not yet effective accounting standards impacting Park as of June 30, 2021.

Note 3 – Investment Securities

Investment securities at June 30, 2021 and December 31, 2020, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2021:
Obligations of states and political subdivisions	$278,104	$23,726	$—	$301,830
U.S. Government sponsored entities' asset-backed securities	856,255	20,132	3,479	872,908
Collateralized loan obligations	227,214	7	23	227,198
Corporate debt securities	2,250	82	—	2,332
Total	$1,363,823	$43,947	$3,502	$1,404,268

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2020:
Obligations of states and political subdivisions	$279,245	$25,973	$—	$305,218
U.S. Government sponsored entities' asset-backed securities	726,589	26,248	728	752,109
Corporate debt securities	2,000	14	—	2,014
Total	$1,007,834	$52,235	$728	$1,059,341

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

Investment securities in an unrealized loss position at June 30, 2021, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$247,507	$3,479	$—	$—	$247,507	$3,479
Collateralized loan obligations	55,123	23	—	—	55,123	23
Total	$302,630	$3,502	$—	$—	$302,630	$3,502

 Investment securities in an unrealized loss position at December 31, 2020, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$86,393	$695	$4,727	$33	$91,120	$728
Total	$86,393	$695	$4,727	$33	$91,120	$728

Unrealized losses on U.S. Government sponsored entities' asset-based securities and collateralized loan obligations have not been recognized into income as they represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for AFS debt securities at June 30, 2021. Additionally, for the three-months and six-months ended June 30, 2021 and 2020, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2021, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Debt securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)

U.S. Government sponsored entities' asset-backed securities	$856,255	$872,908	1.82%

Collateralized loan obligations	$227,214	$227,198	1.40%

Corporate debt securities
Due five through ten years	$2,250	$2,332	3.96%

Obligations of state and political subdivisions:
Due five through ten years	$101,573	$110,366	3.77%
Due over ten years	176,531	191,464	3.66%
Total (1)	$278,104	$301,830	3.70%

(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of AFS debt securities during the three-month or six-month periods ended June 30, 2021. During both the three-month and the six-month periods ended June 30, 2020, Park sold certain AFS debt securities with a book value of $55.5 million at a gross gain of $3.3 million.

Investment securities having an amortized cost of $710 million and $691 million at June 30, 2021 and December 31, 2020, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at June 30, 2021 and December 31, 2020 were as follows:

(In thousands)	June 30, 2021	December 31, 2020
FHLB stock	$15,542	$22,090
FRB stock	14,653	14,653
Equity investments carried at fair value	1,973	2,511
Equity investments carried at modified cost (1)	4,689	4,689
Equity investments carried at NAV	20,791	21,522
Total other investment securities	$57,648	$65,465

1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended June 30, 2021 and 2020, the FHLB repurchased 22,651 and 50,260 shares, respectively, of FHLB stock with a book value of $2.3 million and $5.0 million, respectively. During the six months ended June 30, 2021 and 2020, the FHLB repurchased 65,484 and 62,423 shares, respectively, of FHLB stock with a book value of $6.5 million and $6.2 million, respectively. No shares of FRB stock were purchased during the three months or six months ended June 30, 2021 or 2020.

During the three months ended June 30, 2021 and 2020, $(39,000) and $150,000, respectively, of (losses) gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2021 and 2020, $396,000 and $(619,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.
During the three months ended June 30, 2021 and 2020, $0.5 million and $(1.1) million, respectively, of gains (losses) on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2021 and 2020, $1.9 million and $(1.3) million, respectively, of gains (losses) on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
(In thousands)	Amortized Cost	Amortized Cost	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural: (1)		$1,588,989	$6,528	$1,595,517
Commercial, financial and agricultural (1)	$1,211,258	(2)	(2)	(2)
PPP loans	248,880	(2)	(2)	(2)
Overdrafts	1,536	(2)	(2)	(2)
Commercial real estate (1)	1,777,806	1,748,189	6,017	1,754,206
Construction real estate:
Commercial	210,681	226,991	572	227,563
Retail	118,819	116,430	235	116,665
Residential real estate:
Commercial	517,114	526,222	1,161	527,383
Mortgage	1,062,865	1,096,358	947	1,097,305
HELOC	167,522	182,028	647	182,675
Installment	6,911	8,436	22	8,458
Consumer:		1,659,704	4,510	1,664,214
Consumer	1,683,749	(2)	(2)	(2)
GFSC	3,750	(2)	(2)	(2)
Check loans	2,082	(2)	(2)	(2)
Leases	22,673	24,438	14	24,452
Total	$7,035,646	$7,177,785	$20,653	$7,198,438
Allowance for credit losses	(83,577)	(85,675)
Net loans	$6,952,069	$7,092,110

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

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). PPP loans were broken out as a separate class as of June 30, 2021. Included within commercial, financial and agricultural loans as of December 31, 2020 were $331.6 million of PPP loans. For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, and for its assistance in originating additional PPP loans during 2021, Park received an aggregate of $12.9 million in fees from the SBA. During the three months ended June 30, 2021 and June 30, 2020, $5.0 million and $2.8 million, respectively, of PPP fee income was recognized within loan interest income. During the six months ended June 30, 2021 and June 30, 2020, $9.6 million and $2.8 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $26.8 million at June 30, 2021, and of $23.6 million at December 31, 2020, which represented a net deferred income position in both years. At June 30, 2021 and December 31, 2020, included in the net deferred origination fees, costs and unearned income was $9.3 million and $6.5 million, respectively, in net origination fees related to PPP loans. At June 30, 2021 and December 31, 2020, loans included purchase accounting adjustments of $5.6 million and $7.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment related to loans which are PCD, and are expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.5 million and $2.0 million were reclassified to loans at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, overdrafts were within their own class and as of December 31, 2020, were included in the commercial, financial and agricultural loan segment in the previous table.

Credit Quality
The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at June 30, 2021:

	June 30, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$19,655	$2,509	$—	$22,164
PPP loans	—	—	18	18
Overdrafts	—	—	—	—
Commercial real estate	52,995	3,691	—	56,686
Construction real estate:
Commercial	361	98	—	459
Retail	12	27	—	39
Residential real estate:
Commercial	5,808	265	—	6,073
Mortgage	13,216	7,470	63	20,749
HELOC	1,297	773	259	2,329
Installment	160	1,632	—	1,792
Consumer:
Consumer	1,562	941	153	2,656
GFSC	159	14	22	195
Check loans	—	—	—	—
Leases	1,535	—	—	1,535
Total loans	$96,760	$17,420	$515	$114,695

The following table presents the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2020:

	December 31, 2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$23,261	$5,619	$—	$28,880
Commercial real estate	67,426	2,931	377	70,734
Construction real estate:
Commercial	3,110	—	—	3,110
Mortgage	14	31	—	45
Residential real estate:
Commercial	4,304	253	—	4,557
Mortgage	14,016	8,400	416	22,832
HELOC	1,286	909	77	2,272
Installment	184	1,728	—	1,912
Consumer	2,172	1,017	724	3,913
Leases	1,595	—	—	1,595
Total loans	$117,368	$20,888	$1,594	$139,850

The following table provides additional detail on nonaccrual loans and the related ACL, by class of loan, at June 30, 2021:

	June 30, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13,250	$6,405	$3,334
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	50,922	2,073	360
Construction real estate:
Commercial	361	—	—
Retail	—	12	—
Residential real estate:
Commercial	5,709	99	23
Mortgage	—	13,216	143
HELOC	—	1,297	161
Installment	—	160	37
Consumer
Consumer	—	1,562	493
GFSC	—	159	18
Check loans	—	—	—
Leases	569	966	205
Total loans	$70,811	$25,949	$4,774

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2020:

	12/31/2020
(In thousands)	Unpaid Principal Balance	Recorded Investment	ACL Allocated
With no related allowance recorded
Commercial, financial and agricultural	$23,316	$22,970	$—
Commercial real estate	63,639	63,467	—
Construction real estate:
Commercial	3,110	3,110	—
Residential real estate:
Commercial	4,522	4,448	—
Leases	568	568	—
With an allowance recorded
Commercial, financial and agricultural	5,881	5,866	3,758
Commercial real estate	6,890	6,890	1,316
Construction real estate:
Commercial	—	—	—
Residential real estate:
Commercial	109	109	16
Leases	1,027	1,027	344
Total	$109,062	$108,455	$5,434

The following table provides the amortized cost basis of collateral-dependent loans by class of loan, as of June 30, 2021:

	June 30, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,498	$12,958	$942	$22,398
Commercial real estate	63,276	41	60	63,377
Construction real estate:
Commercial	1,435	—	—	1,435
Residential real estate:
Commercial	7,524	—	—	7,524
Mortgage	379	—	—	379
HELOC	140	—	—	140
Leases	—	1,628	—	1,628
Total loans	$81,252	$14,627	$1,002	$96,881

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents interest income recognized on nonaccrual loans for the three-month and six-month periods ended June 30, 2021:

	Interest Income Recognized
(In thousands)	Three months ended June 30, 2021	Six months ended June 30, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$50	$107
PPP loans	—	—
Overdrafts	—	—
Commercial real estate	507	1,022
Construction real estate:
Commercial	4	37
Retail	—	1
Residential real estate:
Commercial	74	120
Mortgage	64	143
HELOC	6	10
Installment	1	2
Consumer:
Consumer	25	48
GFSC	3	8
Check loans	—	—
Leases	24	44
Total loans	$758	$1,542

The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months and six months ended June 30, 2020:

		Three months ended June 30, 2020		Six months ended June 30, 2020
(In thousands)	Recorded Investment as of June 30, 2020	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$30,183	$29,859	$180	30,931	384
Commercial real estate	54,071	49,599	409	46,582	890
Construction real estate:
Commercial	631	493	4	460	8
Residential real estate:
Commercial	5,257	5,400	78	3,960	101
Leases	1,641	506	—	346	—
Total	$91,783	$85,857	$671	$82,279	$1,383

The following table presents the aging of the amortized cost in past due loans at June 30, 2021 by class of loan:

	June 30, 2021
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$3,152	$11,688	$14,840	$1,196,418	$1,211,258
PPP loans	—	18	18	248,862	248,880
Overdrafts	—	—	—	1,536	1,536
Commercial real estate	76	722	798	1,777,008	1,777,806
Construction real estate:
Commercial	815	—	815	209,866	210,681
Retail	36	—	36	118,783	118,819
Residential real estate:
Commercial	—	391	391	516,723	517,114
Mortgage	6,222	6,321	12,543	1,050,322	1,062,865
HELOC	476	979	1,455	166,067	167,522
Installment	123	54	177	6,734	6,911
Consumer:
Consumer	2,178	261	2,439	1,681,310	1,683,749
GFSC	324	130	454	3,296	3,750
Check loans	6	—	6	2,076	2,082
Leases	15	37	52	22,621	22,673
Total loans	$13,423	$20,601	$34,024	$7,001,622	$7,035,646

(1) Includes an aggregate of $0.5 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $76.7 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

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

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at June 30, 2021 and December 31, 2020 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2021 follows:

June 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$128,054	$250,325	$134,327	$73,060	$51,532	$81,855	$463,559	$1,182,712
Special Mention	100	1,837	834	651	199	20	5,089	8,730
Substandard	1,039	1,794	358	1,302	741	8,129	1,202	14,565
Doubtful	1,257	41	221	492	1,938	730	572	5,251
Total	$130,450	$253,997	$135,740	$75,505	$54,410	$90,734	$470,422	$1,211,258

Commercial, financial and agricultural: PPP
Risk rating
Pass	$175,025	$73,855	$—	$—	$—	$—	$—	$248,880
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$175,025	$73,855	$—	$—	$—	$—	$—	$248,880

Commercial real estate (1)
Risk rating
Pass	$190,442	$466,970	$279,205	$179,538	$126,126	$384,277	$8,339	$1,634,897
Special Mention	1,601	7,656	36,032	10,743	7,063	21,408	3,590	88,093
Substandard	207	3,908	6,541	12,912	10,427	19,810	442	54,247
Doubtful	—	—	—	—	60	509	—	569
Total	$192,250	$478,534	$321,778	$203,193	$143,676	$426,004	$12,371	$1,777,806

Construction real estate: Commercial
Risk rating
Pass	$37,121	$90,656	$45,251	$6,447	$2,547	$6,041	$18,269	$206,332
Special Mention	—	2,913	98	—	—	—	—	3,011
Substandard	—	57	8	976	—	—	297	1,338
Doubtful	—	—	—	—	—	—	—	—
Total	$37,121	$93,626	$45,357	$7,423	$2,547	$6,041	$18,566	$210,681

Residential Real Estate: Commercial
Risk rating
Pass	$71,502	$175,044	$70,072	$50,486	$31,383	$95,804	$14,825	$509,116
Special Mention	—	—	108	81	—	332	277	798
Substandard	502	23	712	3,399	1,353	1,033	—	7,022
Doubtful	—	—	—	42	—	—	136	178
Total	$72,004	$175,067	$70,892	$54,008	$32,736	$97,169	$15,238	$517,114

Leases
Risk rating
Pass	$3,970	$6,908	$4,585	$3,103	$1,164	$1,351	$—	$21,081
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	426	210	74	25	36	—	771
Doubtful	—	491	172	37	53	68	—	821
Total	$3,970	$7,825	$4,967	$3,214	$1,242	$1,455	$—	$22,673

June 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Total Commercial Loans
Risk rating
Pass	$606,114	$1,063,758	$533,440	$312,634	$212,752	$569,328	$504,992	$3,803,018
Special Mention	1,701	12,406	37,072	11,475	7,262	21,760	8,956	100,632
Substandard	1,748	6,208	7,829	18,663	12,546	29,008	1,941	77,943
Doubtful	1,257	532	393	571	2,051	1,307	708	6,819
Total	$610,820	$1,082,904	$578,734	$343,343	$234,611	$621,403	$516,597	$3,988,412

(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

The table below presents the recorded investment by loan grade at December 31, 2020 for all commercial loans:

	12/31/2020
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	PCI	Pass-Rated	Recorded Investment
Commercial, financial and agricultural (1)	$14,638	$—	$28,880	$337	$1,551,662	$1,595,517
Commercial real estate (1)	87,439	117	70,357	7,461	1,588,832	1,754,206
Construction real estate:
Commercial	164	—	3,110	1,002	223,287	227,563
Residential real estate:
Commercial	798	22	4,557	1,510	520,496	527,383
Leases	331	—	1,595	112	22,414	24,452
Total Commercial Loans	$103,370	$139	$108,499	$10,422	$3,906,691	$4,129,121

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

June 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,536	$—	$—	$—	$—	$—	$—	$1,536
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,536	$—	$—	$—	$—	$—	$—	$1,536

Construction Real Estate: Retail
Performing	$26,301	$74,144	$10,309	$3,450	$1,960	$2,538	$78	$118,780
Nonperforming	—	—	—	—	16	23	—	39
Total	$26,301	$74,144	$10,309	$3,450	$1,976	$2,561	$78	$118,819

Residential Real Estate: Mortgage
Performing	$145,384	$217,356	$137,995	$86,362	$70,931	$384,088	$—	$1,042,116
Nonperforming	—	—	703	981	979	18,086	—	20,749
Total	$145,384	$217,356	$138,698	$87,343	$71,910	$402,174	$—	$1,062,865

Residential Real Estate: HELOC
Performing	$—	$—	$86	$23	$48	$2,999	$162,037	$165,193
Nonperforming	—	—	—	—	74	1,853	402	2,329
Total	$—	$—	$86	$23	$122	$4,852	$162,439	$167,522

Residential Real Estate: Installment
Performing	$—	$79	$645	$159	$1,329	$2,907	$—	$5,119
Nonperforming	—	15	2	46	90	1,639	—	1,792
Total	$—	$94	$647	$205	$1,419	$4,546	$—	$6,911

Consumer: Consumer
Performing	$373,933	$620,977	$333,082	$160,404	$92,823	$89,690	$10,184	$1,681,093
Nonperforming	40	463	687	450	248	768	—	2,656
Total	$373,973	$621,440	$333,769	$160,854	$93,071	$90,458	$10,184	$1,683,749

Consumer: GFSC
Performing	$—	$438	$2,210	$687	$181	$(106)	$145	$3,555
Nonperforming	—	19	96	53	22	5	—	195
Total	$—	$457	$2,306	$740	$203	$(101)	$145	$3,750

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,082	$2,082
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,082	$2,082

Total Consumer Loans
Performing	$547,154	$912,994	$484,327	$251,085	$167,272	$482,116	$174,526	$3,019,474
Nonperforming	40	497	1,488	1,530	1,429	22,374	402	27,760
Total	$547,194	$913,491	$485,815	$252,615	$168,701	$504,490	$174,928	$3,047,234

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

Upon adoption of CECL on January 1, 2021, $52,000 of credit mark on PCD loans was reclassified to the allowance for credit losses. At June 30, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2021 and December 31, 2020 was $10.0 million and $11.2 million, respectively.

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

Certain other loans which were modified during the three-month and six-month periods ended June 30, 2021 and 2020 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At June 30, 2021 and December 31, 2020, there were $21.3 million and $25.8 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2021 and December 31, 2020, $11.2 million and $12.9 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At June 30, 2021 and December 31, 2020, loans totaling $17.4 million and $20.9 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At June 30, 2021 and December 31, 2020, Park had commitments to lend $8.4 million and $6.7 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At June 30, 2021 and December 31, 2020, there were $0.3 million and $0.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2021 and 2020 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the respective borrowers would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. There were $18,000 of additional specific reserves recorded during both the three-month and six-month periods ended June 30, 2021 as a result of TDRs identified in the period. There were no additional specific reserves recorded during either the three-month or six-month periods ended June 30, 2020 as a result of TDRs identified in the period.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were no TDR classifications removed during the three-month period ended June 30, 2021. The TDR classification was removed on $3.9 million of loans during the six-

month period ended June 30, 2021. The TDR classification was removed on $884,000 of loans during the three-month and six-month periods ended June 30, 2020.

The terms of certain other loans were modified during the three-month period ended June 30, 2021 and 2020 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were no substandard commercial loans modified during the three-month and six-month periods ended June 30, 2021, which did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were $0.1 million and $0.2 million of substandard commercial loans modified during the three-month and six-month periods ended June 30, 2020, respectively, which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during the three-month and six-month periods ended June 30, 2021 which did not meet the definition of a TDR had a total recorded investment of $2.7 million and $3.7 million, respectively. Excluding COVID-19 related modifications, consumer loans modified during the three-month and six-month periods ended June 30, 2020 which did not meet the definition of a TDR had a total recorded investment of $39.4 million and $45.3 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

During the eighteen months ended June 30, 2021, Park modified 5,126 consumer loans, with an aggregate balance of $87.1 million, and modified 1,406 commercial loans, with an aggregate balance of $546.2 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Of the $87.1 million in consumer COVID-19 related modifications, $1.9 million were already classified as TDRs due to previous modifications and $960,000 were classified as TDRs due to the COVID-19 modification. Of the $546.2 million in commercial COVID-19 related modifications, $6.2 million were already classified as TDRs due to previous modifications and $436,000 were classified as TDRs due to the COVID-19 modification. The remaining loans met the exclusion criteria for TDR accounting either in Section 4013 of the CARES Act or in applicable interagency guidance.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended June 30, 2021 and 2020, as well as the amortized cost/recorded investment of these contracts at June 30, 2021 and 2020. The amortized cost/recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended June 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	3	$—	$334	$334
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	3	1,601	207	1,808
Construction real estate:
Commercial	1	98	—	98
Retail	—	—	—	—
Residential real estate:
Commercial	3	—	406	406
Mortgage	4	58	195	253
HELOC	4	134	33	167
Installment	1	2	—	2
Consumer:
Consumer	42	77	289	366
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	1	—	362	362
Total loans	62	$1,970	$1,826	$3,796

	Three Months Ended June 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	3	$82	$2	$84
Commercial real estate	2	—	1,643	1,643
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	—	16	16
Mortgage	13	868	922	1,790
HELOC	2	—	28	28
Installment	5	108	32	140
Consumer	56	88	426	514
Total loans	82	$1,146	$3,069	$4,215

Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2021, $0.6 million were on nonaccrual status at December 31, 2020. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2020, $43,000 were on nonaccrual status at December 31, 2019.

The following tables detail the number of contracts modified as TDRs during the six-month periods ended June 30, 2021 and 2020, as well as the amortized cost/recorded investment of these contracts at June 30, 2021 and 2020. The amortized cost/recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Six Months Ended June 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	4	$—	$334	$334
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	8	1,601	1,099	2,700
Construction real estate:				—
Commercial	1	98	—	98
Retail	—	—	—	—
Residential real estate:				—
Commercial	3	—	406	406
Mortgage	10	193	300	493
HELOC	4	134	33	167
Installment	6	42	28	70
Consumer:				—
Consumer	76	127	368	495
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	1	—	362	362
Total loans	113	$2,195	$2,930	$5,125

	Six Months Ended June 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$82	$1,074	$1,156
Commercial real estate	4	1,141	1,703	2,844
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	10	—	10
Installment	1	14	—	14
Residential real estate:
Commercial	1	—	16	16
Mortgage	19	980	1,123	2,103
HELOC	5	3	37	40
Installment	13	213	49	262
Consumer	113	136	539	675
Total loans	164	$2,579	$4,541	$7,120

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2021, $1.6 million were on nonaccrual status at December 31, 2020. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2020, $0.3 million were on nonaccrual status at December 31, 2019.

The following tables present the amortized cost/recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2021 and 2020, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
Commercial, financial and agricultural:			1	$4,043
Commercial, financial and agricultural	—	$—	(1)	(1)
PPP loans	—	—	(1)	(1)
Overdrafts	—	—	(1)	(1)
Commercial real estate	1	220	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	1	14
Residential real estate:
Commercial	—	—	1	16
Mortgage	5	334	3	294
HELOC	—	—	2	37
Installment	1	6	2	30
Consumer			20	179
Consumer	14	100	(1)	(1)
GFSC	—	—	(1)	(1)
Check loans	—	—	(1)	(1)
Leases	—	—	—	—
Total loans	21	$660	30	$4,613

(1) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

Of the $0.7 million in modified TDRs which defaulted during the three-month period ended June 30, 2021, $44,000 were accruing loans and $0.6 million were nonaccrual loans. Of the $4.6 million in modified TDRs which defaulted during the three-month period ended June 30, 2020, $4.2 million were accruing loans and $0.4 million were nonaccrual loans.

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
Commercial, financial and agricultural:			2	4,051
Commercial, financial and agricultural	—	—	(1)	(1)
PPP loans	—	—	(1)	(1)
Overdrafts	—	—	(1)	(1)
Commercial real estate	1	220	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	1	14
Residential real estate:
Commercial	—	—	1	16
Mortgage	6	373	3	294
HELOC	—	—	2	37
Installment	2	34	2	30
Consumer			23	218
Consumer	17	113	(1)	(1)
GFSC	—	—	(1)	(1)
Check loans	—	—	(1)	(1)
Leases	1	362	—	—
Total loans	27	$1,102	34	$4,660

(1) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

Of the $1.1 million in modified TDRs which defaulted during the six-month period ended June 30, 2021, $84,000 were accruing loans and $1.0 million were nonaccrual loans. Of the $4.7 million in modified TDRs which defaulted during the six-month period ended June 30, 2020, $4.2 million were accruing loans and $0.5 million were nonaccrual loans.

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

•Probability of default – PD is the probability that an asset will be in default within a given time frame. Park has defined default to be when a charge-off has occurred, a loan is nonaccrual, or a loan is greater than 90 days past due. Whenever possible, Park utilizes its own loan-level PDs for the reasonable and supportable forecast period. When loan level-data is not available reflecting the forecasted economic conditions, a forecast model is utilized to estimate PDs.
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
•Economic forecast - Park utilizes a third party to provide economic forecasts under various scenarios, which are weighted in order to reflect model risk in the current economic environment. The scenario weighting is evaluated by management on a quarterly basis.
◦As of January 1, 2021, the date of CECL adoption, Park weighted a "most likely" scenario 80%, a "slower near-term growth" scenario 10%, and a "moderate recession" scenario 10%. As of January 1, 2021, the "most likely" scenario forecasted Ohio unemployment to range between 5.31% and 5.79% during the next four quarters.
◦As of March 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 3.70% and 4.93% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2021, management considered this improved economic forecast while balancing the risks associated with the COVID-19 pandemic, including the risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 50% and the "moderate recession" scenario 50%.
◦As of June 30, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 2.85% and 3.92% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2021, management considered this improved economic forecast and other positive economic indicators while balancing the risks associated with the COVID-19 pandemic, including the continued risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 55% and the "moderate recession" scenario 45% at June 30, 2021. Management believes that the resulting quantitative reserve appropriately balances economic improvement with the ongoing risks.

Qualitative Considerations
In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:
•The nature and volume of Park’s financial assets; the existence, growth, and effect of any concentrations of credit and the volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets. Specifically, management considers:
◦Trends (e.g., growth, reduction) in specific categories of the loan portfolio, as well as adjustments to the types of loans offered by Park.
◦Level of and trend in loan delinquencies, troubled loans, commercial watch list loans and nonperforming loans.
◦Level of and trend in new nonaccrual loans.
◦Level of and trend in loan charge-offs and recoveries.
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries.
•The quality of Park’s credit review function.
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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of June 30, 2021, additional reserves totaling $3.4 million were added for these portfolios on top of the quantitative reserve already calculated. This is a reduction from $4.5 million as of March 31, 2021 and reflects improved economic conditions.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	June 30, 2021
(in thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$123,843	$1,397
Restaurants and food service	31,373	532
Strip shopping centers	177,302	1,468
Total	$332,518	$3,397

Additionally, management applied a 0.50% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This is a reduction from 1.00% at March 31, 2021 and considers improved economic conditions and increased hotel occupancy rates. At June 30, 2021, Park's originated hotels and accommodation loans had a balance of $193.9 million with an additional reserve related to valuation risks of $1.0 million.

There is still a significant amount of uncertainty related to the economic impact of COVID-19, including the duration of the pandemic, the risk related to new variants, future government programs that may be established in response to the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

As of June 30, 2021, Park had $248.9 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month and six-month periods ended June 30, 2021 and June 30, 2020 is summarized in the following tables.

	Three Months Ended June 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,279	$24,487	$5,813	$14,037	$25,729	$541	$86,886
Charge-offs	308	—	—	26	736	—	1,070
Recoveries	232	210	229	68	1,062	—	1,801
Net charge-offs/(recoveries)	$76	$(210)	$(229)	$(42)	$(326)	$—	$(731)
(Recovery of) provision for credit loss	(981)	(1,948)	(372)	(966)	206	21	(4,040)
Ending balance	$15,222	$22,749	$5,670	$13,113	$26,261	$562	$83,577

	Three Months Ended June 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$21,544	$11,591	$5,493	$9,017	$13,728	$130	$61,503
Charge-offs	277	—	—	71	1,767	15	2,130
Recoveries	180	343	363	172	821	—	1,879
Net charge-offs/(recoveries)	$97	$(343)	$(363)	$(101)	$946	$15	$251
Provision for credit loss	2,029	4,535	972	1,389	2,842	457	12,224
Ending balance	$23,476	$16,469	$6,828	$10,507	$15,624	$572	$73,476

	Six Months Ended June 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance, prior to adoption of ASC 326	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	454	—	—	37	2,280	—	2,771
Recoveries	355	296	481	130	2,216	—	3,478
Net charge-offs/(recoveries)	$99	$(296)	$(481)	$(93)	$64	$—	$(707)
Recovery of credit loss	(2,030)	(3,146)	(201)	(1,464)	(2,018)	(36)	(8,895)
Ending balance	$15,222	$22,749	$5,670	$13,113	$26,261	$562	$83,577

	Six Months Ended June 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	800	—	6	142	3,852	15	4,815
Recoveries	880	643	593	268	1,851	—	4,235
Net (recoveries)/charge-offs	$(80)	$(643)	$(587)	$(126)	$2,001	$15	$580
Provision for credit loss	3,193	5,597	930	1,771	5,414	472	17,377
Ending balance	$23,476	$16,469	$6,828	$10,507	$15,624	$572	$73,476

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2021 and December 31, 2020, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2021 and December 31, 2020, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2020 Form 10-K).

The composition of the ACL at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,327	$360	$—	$23	$—	$205	$3,915
Collectively evaluated for impairment	11,895	22,389	5,670	13,090	26,261	357	79,662
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,222	$22,749	$5,670	$13,113	$26,261	$562	$83,577

Loan balance:
Loans individually evaluated for impairment	$22,120	$56,686	$460	$6,073	$—	$1,535	$86,874
Loans collectively evaluated for impairment	1,439,276	1,714,429	328,065	1,746,369	1,689,581	21,045	6,938,765
Loans acquired with deteriorated credit quality	278	6,691	975	1,970	—	93	10,007
Total ending loan balance	$1,461,674	$1,777,806	$329,500	$1,754,412	$1,689,581	$22,673	$7,035,646

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	15.04%	0.64%	—%	0.38%	—%	13.36%	4.51%
Loans collectively evaluated for impairment	0.83%	1.31%	1.73%	0.75%	1.55%	1.70%	1.15%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.04%	1.28%	1.72%	0.75%	1.55%	2.48%	1.19%

	December 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,758	$1,316	$—	$16	$—	$344	$5,434
Collectively evaluated for impairment	21,809	22,093	7,288	11,292	17,418	174	80,074
Acquired with deteriorated credit quality	41	71	—	55	—	—	167
Total ending allowance balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675

Loan balance:
Loans individually evaluated for impairment	$28,811	$70,334	$3,110	$4,557	$—	$1,595	$108,407
Loans collectively evaluated for impairment	1,559,842	1,670,510	339,312	1,806,126	1,659,704	22,731	7,058,225
Loans acquired with deteriorated credit quality	336	7,345	999	2,361	—	112	11,153
Total ending loan balance	$1,588,989	$1,748,189	$343,421	$1,813,044	$1,659,704	$24,438	$7,177,785

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	13.04%	1.87%	—%	0.35%	—%	21.57%	5.01%
Loans collectively evaluated for impairment	1.40%	1.32%	2.15%	0.63%	1.05%	0.77%	1.13%
Loans acquired with deteriorated credit quality	12.20%	0.97%	—%	2.33%	—%	—%	1.50%
Total	1.61%	1.34%	2.12%	0.63%	1.05%	2.12%	1.19%

Recorded investment:
Loans individually evaluated for impairment	$28,836	$70,357	$3,110	$4,557	$—	$1,595	$108,455
Loans collectively evaluated for impairment	1,566,344	1,676,388	340,116	1,808,892	1,664,214	22,745	7,078,699
Loans acquired with deteriorated credit quality	337	7,461	1,002	2,372	—	112	11,284
Total ending recorded investment	$1,595,517	$1,754,206	$344,228	$1,815,821	$1,664,214	$24,452	$7,198,438

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2021 and December 31, 2020, respectively, Park had $11.9 million and $31.7 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $11.7 million and $30.9 million at June 30, 2021 and December 31, 2020, respectively. The gain expected upon sale was $236,000 and $753,000 at June 30, 2021 and December 31, 2020, respectively. None of these loans were 90 days or more past due or on nonaccrual status at June 30, 2021 or December 31, 2020.

Note 8 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month and six-month periods ended June 30, 2021 and 2020.

(in thousands)	Goodwill	Other intangible assets	Total
April 1, 2020	$159,595	$10,917	$170,512
Amortization	—	607	607
June 30, 2020	$159,595	$10,310	$169,905

April 1, 2021	$159,595	$8,781	$168,376
Amortization	—	479	479
June 30, 2021	$159,595	$8,302	$167,897

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2019	$159,595	$11,523	$171,118
Amortization	—	1,213	1,213
June 30, 2020	$159,595	$10,310	$169,905

December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	958	958
June 30, 2021	$159,595	$8,302	$167,897

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2021, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$6,154	$14,456	$5,196
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$7,454	$15,756	$6,496

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $479,000 and $607,000 for the three months ended June 30, 2021 and 2020, respectively, and was $958,000 and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Six months ending December 31, 2021	$840
2022	1,487
2023	1,323
2024	1,215
2025	1,042

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Affordable housing tax credit investments	$62,312	$56,024
Unfunded commitments	33,204	29,298

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2021 and 2031.

Park recognized amortization expense of $1.8 million for each of the three months ended June 30, 2021 and 2020, and recognized $3.7 million during each of the six months ended June 30, 2021 and 2020, which was included within the provision for income taxes. Additionally, during the three months ended June 30, 2021 and 2020, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.4 million and $2.9 million, respectively, and during the six months ended June 30, 2021 and 2020, recognized $5.3 million and $4.6 million, respectively, which was included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at June 30, 2021 and December 31, 2020 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2021	December 31, 2020
OREO:
Commercial real estate	$—	$625
Residential real estate	813	806
Total OREO	$813	$1,431

Loans in process of foreclosure:
Residential real estate	$1,397	$1,643

In addition to real estate, Park may also repossess different types of collateral. At June 30, 2021 and December 31, 2020, Park had $3.4 million and $3.6 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. At both dates presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $2.09 billion at June 30, 2021, $1.97 billion at December 31, 2020 and $1.59 billion at June 30, 2020. At June 30, 2021, $3.8 million of the sold mortgage loans were sold with recourse, compared to $1.7 million at December 31, 2020 and $2.1 million at June 30, 2020. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2021 and December 31, 2020, management had established reserves of $53,000 and $30,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Mortgage servicing rights:
Carrying amount, net, beginning of period	$13,635	$8,768	$12,210	$10,070
Additions	1,269	2,078	2,947	2,809
Amortization	(813)	(1,092)	(1,918)	(1,599)
Change in valuation allowance	225	(249)	1,077	(1,775)
Carrying amount, net, end of period	$14,316	$9,505	$14,316	$9,505

Valuation allowance:
Beginning of period	$2,337	$2,351	$3,189	$825
Change in valuation allowance	(225)	249	(1,077)	1,775
End of period	$2,112	$2,600	$2,112	$2,600

Servicing fees included in other service income were $1.3 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and were $2.6 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At June 30, 2021 and December 31, 2020, all of Park's leases were classified as operating leases.

Park’s lease liability is initially and subsequently measured as the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments related to the lease liability include how management determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at June 30, 2021 were $13.7 million and $14.8 million, respectively. At December 31, 2020, the carrying amounts of Park's ROU asset and lease liability were $15.1 million and $16.1 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three months and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease cost
Operating lease cost	$698	$918	$1,419	$1,766
Sublease income	(63)	(97)	(126)	(194)
Total lease cost	$635	$821	$1,293	$1,572

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$770	$932	$1,552	$1,804
ROU assets obtained in exchange for new operating lease liabilities	$180	$14	$180	$7,769
Reductions to ROU assets resulting from reductions to lease obligations	$(685)	$(802)	$(1,379)	$(1,558)

At June 30, 2021 and December 31, 2020, Park's operating leases had a weighted average remaining term of 6.9 years and 7.2 years, respectively. The weighted average discount rate of Park's operating leases was 2.3% at both June 30, 2021 and December 31, 2020.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2021
6 months ending December 31, 2021	$1,545
2022	3,034
2023	2,901
2024	1,755
2025	1,415
Thereafter	5,404
Total undiscounted minimum lease payments	$16,054
Present value adjustment	(1,253)
Total lease liabilities	$14,801

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

At June 30, 2021 and December 31, 2020, Park's repurchase agreement borrowings totaled $261 million and $317 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $305 million and $366 million at June 30, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2021 and December 31, 2020, Park had $709 million and $439 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$260,861	$—	$—	$—	$260,861

	December 31, 2020
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$317,230	$—	$—	$—	$317,230

Note 14 - Derivatives

Park uses certain derivative financial instruments (or "derivatives") to meet the needs of its clients while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative financial instruments utilized by Park follows.

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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both June 30, 2021 and December 31, 2020 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. These interest rate swaps were simultaneously hedged by offsetting interest rate swaps that Carolina Alliance executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $30.9 million and $33.3 million at June 30, 2021 and December 31, 2020, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and six-month periods ended June 30, 2021 and June 30, 2020. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of June 30, 2021 and December 31, 2020 follows:

	June 30, 2021		December 31, 2020
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$30,889	$25,000	$33,310
Weighted average pay rates	2.595%	4.662%	2.595%	4.695%
Weighted average receive rates	0.190%	4.662%	0.218%	4.695%
Weighted average maturity (years)	1.0	8.7	1.5	9.3
Unrealized losses	$584	$—	$885	$—

Interest expense recorded on swap transactions was $152,000 and $86,000 for the three-month periods ended June 30, 2021 and 2020, respectively, and was $300,000 and $132,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in OCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$113	$—	$—

	Three Months Ended June 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$15	$—	$—

	Six Months Ended June 30, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$238	$—	$—

	Six Months Ended June 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(468)	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of June 30, 2021 and December 31, 2020.

(In thousands)	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	30,889	2,562	33,310	3,934
Matched interest rate swaps with counterparty	—	—	—	—
Total included in other assets	$30,889	$2,562	$33,310	$3,934

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(584)	$25,000	$(885)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—	—	—
Matched interest rate swaps with counterparty	30,889	(2,562)	33,310	(3,934)
Total included in other liabilities	$55,889	$(3,146)	$58,310	$(4,819)

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

At June 30, 2021 and December 31, 2020, Park had $23.9 million and $58.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $0.6 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both June 30, 2021 and December 31, 2020, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and six-month periods ended June 30, 2021 and 2020:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at April 1, 2021	$(34,421)	$(573)	$27,093	$(7,901)
Other comprehensive income before reclassifications	—	113	4,858	4,971
Net current period other comprehensive income	—	113	4,858	4,971
Ending balance at June 30, 2021	$(34,421)	$(460)	$31,951	$(2,930)

Beginning balance at April 1, 2020	$(26,674)	$(937)	$35,715	$8,104
Amounts reclassified from accumulated other comprehensive income	—	—	(2,617)	(2,617)
Other comprehensive income before reclassifications	—	15	8,359	8,374
Net current period other comprehensive income	—	15	5,742	5,757
Ending balance at June 30, 2020	$(26,674)	$(922)	$41,457	$13,861

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on AFS debt securities	Total
Beginning balance at January 1, 2021	$(34,421)	$(698)	$40,690	$5,571
Other comprehensive income (loss) before reclassifications	—	238	(8,739)	(8,501)
Net current period other comprehensive income (loss)	—	238	(8,739)	(8,501)
Ending balance at June 30, 2021	$(34,421)	$(460)	$31,951	$(2,930)

Beginning balance at January 1, 2020	$(26,674)	$(454)	$17,539	$(9,589)
Amounts reclassified from accumulated other comprehensive income	—	—	(2,617)	(2,617)
Other comprehensive (loss) income before reclassifications	—	(468)	26,535	26,067
Net current period other comprehensive (loss) income	—	(468)	23,918	23,450
Ending balance at June 30, 2020	$(26,674)	$(922)	$41,457	$13,861

During the three-month and six-month periods ended June 30, 2021, there were no reclassifications out of accumulated other comprehensive income (loss). During the three-month and six-month periods ended June 30, 2020, there was $3.3 million ($2.6 million net of tax) reclassified out of accumulated other comprehensive income due to net gains on the sale of AFS debt securities. These gains were recorded within "Net gain on the sale of debt securities" on the Consolidated Condensed Statements of Income.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per common share data)	2021	2020	2021	2020
Numerator:
Net income	$39,132	$29,505	$81,963	$51,877
Denominator:
Weighted-average common shares outstanding	16,340,690	16,296,427	16,327,838	16,300,015
Effect of dilutive PBRSUs and TBRSUs	132,110	79,007	127,835	100,642
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,472,800	16,375,434	16,455,673	16,400,657
Earnings per common share:
Basic earnings per common share	$2.39	$1.81	$5.02	$3.18
Diluted earnings per common share	$2.38	$1.80	$4.98	$3.16

Park awarded 61,890 and 62,265 PBRSUs to certain employees during the six months ended June 30, 2021 and 2020, respectively. No PBRSU's were awarded during either of the three months ended June 30, 2021 or 2020.

Park repurchased an aggregate of 76,000 common shares during the six months ended June 30, 2020, to fund the PBRSUs, the TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). No common shares were repurchased during any of the three months ended June 30, 2021 or 2020 or the six months ended June 30, 2021.

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

	Operating Results for the three months ended June 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income	$82,675	$1,176	$83,851
Recovery of credit losses	(3,752)	(288)	(4,040)
Other income	31,126	112	31,238
Other expense	67,122	4,278	71,400
Income (loss) before income taxes	$50,431	$(2,702)	$47,729
Income tax expense (benefit)	9,535	(938)	8,597
Net income (loss)	$40,896	$(1,764)	$39,132

Assets (at June 30, 2021)	$9,922,623	$25,371	$9,947,994

	Operating Results for the three months ended June 30, 2020
(In thousands)	PNB	All Other	Total
Net interest income	$79,891	$1,295	$81,186
Provision for (recovery of) loan losses	12,883	(659)	12,224
Other income (loss)	31,009	(45)	30,964
Other expense	60,703	4,096	64,799
Income (loss) before income taxes	$37,314	$(2,187)	$35,127
Income tax expense (benefit)	6,564	(942)	5,622
Net income (loss)	$30,750	$(1,245)	$29,505

Assets (at June 30, 2020)	$9,665,657	$47,337	$9,712,994

	Operating Results for the six months ended June 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$164,761	$(176)	$164,585
Recovery of credit losses	(7,946)	(949)	(8,895)
Other income	63,926	1,401	65,327
Other expense	130,698	8,567	139,265
Income (loss) before income taxes	$105,935	$(6,393)	$99,542
Income tax expense (benefit)	19,917	(2,338)	17,579
Net income (loss)	$86,018	$(4,055)	$81,963

	Operating Results for the six months ended June 30, 2020
(In thousands)	PNB	All Other	Total
Net interest income	$155,105	$2,364	$157,469
Provision for (recovery of) loan losses	18,417	(1,040)	17,377
Other income (loss)	54,490	(1,040)	53,450
Other expense	122,071	9,004	131,075
Income (loss) before income taxes	$69,107	$(6,640)	$62,467
Income tax expense (benefit)	12,449	(1,859)	10,590
Net income (loss)	$56,658	$(4,781)	$51,877

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and six-month periods ended June 30, 2021 and 2020. The reconciling amounts for consolidated total assets for the periods ended June 30, 2021 and 2020 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of June 30, 2021, there were 2,196 common shares subject to PBRSUs issued under the 2013 Incentive Plan, which represented the only awards outstanding under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2021, 463,110 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2021, 100,250 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

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

During the six months ended June 30, 2021, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 61,890 common shares to certain employees of Park and its subsidiaries. During the six months ended June 30, 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 62,265 common shares to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended June 30, 2021 or 2020.

As of June 30, 2021, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled will be subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the six months ended June 30, 2021 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2021	204,108
Granted	61,890
Vested	(43,679)
Forfeited	(656)
Adjustment for performance conditions of PBRSUs (1)	(2,551)
Nonvested at June 30, 2021 (2)	219,112

(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of June 30, 2021, an aggregate of 202,474 PBRSUs and TBRSUs are expected to vest.

A summary of awards vested during the three months and six months ended June 30, 2021 and 2020 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PBRSU and TBRSU vested	7,807	1,500	43,679	38,174
Common shares withheld to satisfy employee income tax withholding obligations	2,973	530	17,081	12,176
Net shares issued	4,834	970	26,598	25,998

Share-based compensation expense of $1.5 million and $1.3 million was recognized for the three-month periods ended June 30, 2021 and 2020, respectively, and share-based compensation expense of $3.3 million and $2.6 million was recognized for the six-month periods ended June 30, 2021 and 2020, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at June 30, 2021:

(In thousands)
Six months ending December 31, 2021	$2,418
2022	3,987
2023	2,574
2024	1,064
2025	170
Total	$10,213

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or six-month periods ended June 30, 2021 and 2020.

The following table shows the components of net periodic pension benefit expense:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2021	2020	2021	2020
Service cost	$2,479	$2,080	$4,958	$4,160	Employee benefits
Interest cost	1,340	1,320	2,680	2,640	Other components of net periodic pension benefit income
Expected return on plan assets	(3,933)	(3,602)	(7,866)	(7,204)	Other components of net periodic pension benefit income
Recognized net actuarial loss and prior service costs	555	294	1,110	588	Other components of net periodic pension benefit income
Net periodic pension benefit expense	$441	$92	$882	$184

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2021	2020	2021	2020
Service cost	$204	$219	$408	$583	Employee benefits
Interest cost	149	133	298	267	Miscellaneous expense
Total SERP expense	$353	$352	$706	$850

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$301,830	$—	$301,830
U.S. Government sponsored entities’ asset-backed securities	—	872,908	—	872,908
Collateralized loan obligations	—	227,198	—	227,198
Corporate debt securities	—	2,332	—	2,332
Equity securities	1,483	—	490	1,973
Mortgage loans held for sale	—	11,909	—	11,909
Mortgage IRLCs	—	603	—	603
Loan interest rate swaps	—	2,562	—	2,562

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	584	—	584
Loan interest rate swaps	—	2,562	—	2,562

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$305,218	$—	$305,218
U.S. Government sponsored entities’ asset-backed securities	—	752,109	—	752,109
Corporate debt securities	—	2,014	—	2,014
Equity securities	2,026	—	485	2,511
Mortgage loans held for sale	—	31,666	—	31,666
Mortgage IRLCs	—	1,545	—	1,545
Loan interest rate swaps	—	3,934	—	3,934

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	885	—	885
Loan interest rate swaps	—	3,934	—	3,934

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

The tables below present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and six-month periods ended June 30, 2021 and 2020, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2021 and 2020
(In thousands)	Equity Securities	Fair value swap
Balance at April 1, 2021	$490	$(226)
Total gains (losses)
Included in other income	—	—
Balance at June 30, 2021	$490	$(226)

Balance at April 1, 2020	$463	$(226)
Total gains (losses)
Included in other income	8	—
Balance at June 30, 2020	$471	$(226)

Level 3 Fair Value Measurements
Six months ended June 30, 2021 and 2020
(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2021	$485	$(226)
Total gains (losses)
Included in other income	5	—
Balance at June 30, 2021	$490	$(226)

Balance at January 1, 2020	$456	$(226)
Total gains (losses)
Included in other income	15	—
Balance at June 30, 2020	$471	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of June 30, 2021 and December 31, 2020, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of June 30, 2021 and December 31, 2020, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at June 30, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2021
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$1,788	$1,788
Residential real estate	—	—	358	358
Total impaired loans recorded at fair value	$—	$—	$2,146	$2,146

MSRs	$—	$14,018	$—	$14,018

OREO recorded at fair value:
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$6,749	$6,749
Residential real estate	—	—	175	175
Total impaired loans recorded at fair value	$—	$—	$6,924	$6,924

MSRs	$—	$12,179	$—	$12,179

OREO recorded at fair value:
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

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

	June 30, 2021
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$2,529	$240	$383	$2,146
Remaining impaired loans	84,345	388	3,532	80,813
Total impaired loans	$86,874	$628	$3,915	$82,959

	December 31, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$8,256	$269	$1,332	$6,924
Remaining impaired loans	100,199	386	4,102	96,097
Total impaired loans	$108,455	$655	$5,434	$103,021

The (expense) income from credit adjustments related to impaired loans carried at fair value was $(373,000) and $(319,000) for the three-month periods ended June 30, 2021 and 2020, respectively, and was $545,000 and $(376,000) for the six-month periods ended June 30, 2021 and 2020, respectively.

MSRs totaled $14.3 million at June 30, 2021. Of this $14.3 million MSR carrying balance, $14.0 million was recorded at fair value and included a valuation allowance of $2.1 million. The remaining $0.3 million was recorded at cost, as the fair value exceeded cost at June 30, 2021. At December 31, 2020, MSRs totaled $12.2 million. Of this $12.2 million MSR carrying balance, $12.2 million was recorded at fair value and included a valuation allowance of $3.2 million. The remaining $31,000 was recorded at cost, as the fair value exceeded cost at December 31, 2020. The income (expense) related to MSRs carried at fair value during the three months ended June 30, 2021 and 2020 was $0.2 million and $(0.2) million, respectively, and was $1.1 million and $(1.8) million for the six months ended June 30, 2021 and 2020, respectively.

Total OREO held by Park at June 30, 2021 and December 31, 2020 was $0.8 million and $1.4 million, respectively. Approximately 90% and 51% of OREO held by Park at June 30, 2021 and December 31, 2020, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At both June 30, 2021 and December 31, 2020, OREO held at fair value, less estimated selling costs, amounted to $735,000. There was no expense related to OREO fair value adjustments for either of the three-month or six-month periods ended June 30, 2021. The net expense related to OREO fair value adjustments was $33,000 and $35,000 for the three-month and six-month periods ended June 30, 2020, respectively

Other repossessed assets totaled $3.4 million at June 30, 2021, of which $3.2 million was recorded at fair value. Other repossessed assets totaled $3.6 million at December 31, 2020, of which $3.2 million was recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets during any of the three-month or six-month periods ended June 30, 2021 and 2020.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

June 30, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$1,788	Sales comparison approach	Adj to comparables	0.0% - 232.0% (17.8%)
		Income approach	Capitalization rate	8.5% - 11.0% (8.9%)

Residential real estate	$358	Sales comparison approach	Adj to comparables	0.5% - 64.3% (9.5%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:
Residential real estate	$735	Sales comparison approach	Adj to comparables	1.2% - 54.1% (31.4%)

Balance at December 31, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$6,749	Sales comparison approach	Adj to comparables	0.0% - 139.0% (11.8%)
		Income approach	Capitalization rate	9.3% - 20.0% (10.3%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)
		Cost approach	Accumulated depreciation	2.6% (2.6%)

Residential real estate	$175	Sales comparison approach	Adj to comparables	2.0% - 47.8% (11.9%)

Other real estate owned:

Residential real estate	$735	Sales comparison approach	Adj to comparables	7.8% - 9.9% (8.9%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At June 30, 2021 and December 31, 2020, Park had Partnership Investments with a NAV of $14.7 million and $15.4 million, respectively. At June 30, 2021 and December 31, 2020, Park had $6.1 million and $6.2 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2021 and 2020, Park recognized income (expense) of $0.5 million and $(1.1) million, respectively, and for the six-month periods June 30, 2021 and 2020, Park recognized income (expense) of $1.9 million and $(1.3) million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at June 30, 2021 and December 31, 2020, was as follows:

	June 30, 2021
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$807,424	$807,424	$—	$—	$807,424
Investment securities (1)	1,404,268	—	1,404,268	—	1,404,268
Other investment securities (2)	1,973	1,483	—	490	1,973

Mortgage loans held for sale	11,909	—	11,909	—	11,909
Mortgage IRLCs	603	—	603	—	603
Impaired loans carried at fair value	2,146	—	—	2,146	2,146
Other loans, net	6,937,411	—	—	6,964,415	6,964,415
Loans receivable, net	$6,952,069	$—	$12,512	$6,966,561	$6,979,073

Financial liabilities:
Time deposits	$764,665	$—	$767,210	$—	$767,210
Other	4,111	4,111	—	—	4,111
Deposits (excluding demand deposits)	$768,776	$4,111	$767,210	$—	$771,321

Short-term borrowings	$285,861	$—	$285,861	$—	$285,861
Long-term debt	27,500	—	27,524	$—	27,524
Subordinated notes	187,989	—	188,148	—	188,148

Derivative financial instruments - assets:
Loan interest rate swaps	2,562	—	2,562	—	2,562

Derivative financial instruments - liabilities:
Fair value swap	226	—	—	226	226
Borrowing interest rate swap	584	—	584	—	584
Loan interest rate swaps	2,562	—	2,562	—	2,562

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

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and six-month periods ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,626	$—	$2,626
Employee benefit and retirement-related accounts	2,363	—	2,363
Investment management and investment advisory agency accounts	3,116	—	3,116
Other	464	—	464
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,144	—	1,144
Demand deposit account (DDA) charges	774	—	774
Other	114	—	114
Other service income (1)
Credit card	636	—	636
HELOC	99	—	99
Installment	46	—	46
Real estate	6,011	—	6,011
Commercial	364	3	367
Debit card fee income	6,758	—	6,758
Bank owned life insurance income (2)	1,062	87	1,149
ATM fees	655	—	655
Gain on sale of OREO, net	4	—	4
Net gain on sale of debt securities (2)	—	—	—
Gain (loss) on equity securities, net (2)	495	(28)	467
Other components of net periodic pension benefit income (2)	1,986	52	2,038
Miscellaneous (3)	2,409	(2)	2,407
Total other income	$31,126	$112	$31,238
(1) Of the $7.2 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $5.9 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.4 million, all of which are within scope of ASC 606.

	Three Months Ended June 30, 2020
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,089	$—	$2,089
Employee benefit and retirement-related accounts	1,819	—	1,819
Investment management and investment advisory agency accounts	2,515	—	2,515
Other	370	—	370
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	828	—	828
Demand deposit account (DDA) charges	741	—	741
Other	107	—	107
Other service income (1)
Credit card	461	2	463
HELOC	113	—	113
Installment	48	—	48
Real estate	7,775	—	7,775
Commercial	307	52	359
Debit card fee income	5,560	—	5,560
Bank owned life insurance income (2)	1,177	2	1,179
ATM fees	438	—	438
Gain on sale of OREO, net	841	—	841
Net gain on sale of debt securities (2)	3,313	—	3,313
Loss on equity securities, net (2)	(792)	(185)	(977)
Other components of net periodic pension benefit income (2)	1,940	48	1,988
Miscellaneous (3)	1,359	36	1,395
Total other income	$31,009	$(45)	$30,964
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

	Six Months Ended June 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$5,013	$—	$5,013
Employee benefit and retirement-related accounts	4,664	—	4,664
Investment management and investment advisory agency accounts	6,125	—	6,125
Other	940	—	940
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,278	—	2,278
Demand deposit account (DDA) charges	1,563	—	1,563
Other	245	—	245
Other service income (1)
Credit card	1,216	—	1,216
HELOC	188	—	188
Installment	80	—	80
Real estate	14,449	—	14,449
Commercial	782	61	843
Debit card fee income	12,844	—	12,844
Bank owned life insurance income (2)	2,147	167	2,314
ATM fees	1,185	—	1,185
Loss on sale of OREO, net	(29)	—	(29)
Net gain on sale of debt securities (2)	—	—	—
Gain on equity securities, net (2)	1,329	948	2,277
Other components of net periodic pension benefit income (2)	3,973	103	4,076
Miscellaneous (3)	4,934	122	5,056
Total other income	$63,926	$1,401	$65,327
(1) Of the $16.8 million of aggregate revenue included within "Other service income", approximately $2.6 million is within the scope of ASC 606, with the remaining $14.2 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.1 million, all of which are within scope of ASC 606.

	Six Months Ended June 30, 2020
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$4,260	$—	$4,260
Employee benefit and retirement-related accounts	3,735	—	3,735
Investment management and investment advisory agency accounts	5,157	—	5,157
Other	754	—	754
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,443	—	2,443
Demand deposit account (DDA) charges	1,502	—	1,502
Other	259	—	259
Other service income (1)
Credit card	1,057	3	1,060
HELOC	211	—	211
Installment	101	—	101
Real estate	10,422	—	10,422
Commercial	678	52	730
Debit card fee income	10,520	—	10,520
Bank owned life insurance income (2)	2,343	84	2,427
ATM fees	850	—	850
Gain on sale of OREO, net	645	—	645
Net gain on sale of debt securities (2)	3,313	—	3,313
Loss on equity securities, net (2)	(626)	(1,324)	(1,950)
Other components of net periodic pension benefit income (2)	3,880	96	3,976
Miscellaneous (3)	2,986	49	3,035
Total other income	$54,490	$(1,040)	$53,450
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

Note 22 - Subsequent Events

On June 20, 2019, Park issued a $50 million term note to U.S. Bank National Association ("U.S. Bank"). This term note has a maturity date of June 20, 2022 and accrues interest at a floating rate of one-month LIBOR plus 1.65%. On August 2, 2021, Park repaid to U.S. Bank the outstanding principal balance under the term loan of $27.5 million. No early termination penalties were incurred by Park as a result of the repayment of the term loan and termination of the related Credit Agreement.

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
•changes in the federal, state, or local tax laws may negatively impact our financial performance.
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
•changes in customers', suppliers', and other counterparties' performance and creditworthiness may be different than anticipated due to the continuing impact and the various responses of the COVID-19 pandemic;
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

•uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act and the follow-up legislation in the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the provisions of the CARES Act and the follow-up legislation in the Consolidated Appropriations Act, 2021, the provisions of the American Rescue Plan Act of 2021, the provisions of the Dodd-Frank Act, and the Basel III regulatory capital reforms;
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
•uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated U.S. government debt, potential changes in tax legislation that may increase tax rates and may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio, and the response to and management of the COVID-19 pandemic;
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
•and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Item 1A. Risk Factors" of Park II of this Quarterly Report on Form 10-Q.

Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Non-GAAP Financial Measures

This Management's Discussion and Analysis (or "MD&A") contains non-U.S. GAAP financial measures where management believes it to be helpful in understanding Park’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found herein.

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

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for credit losses (aside from those related to former Vision Bank loan relationships), gain (loss) on equity securities, and asset valuation writedowns, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity and the annualized return on average tangible assets, for the three months and six months ended and at June 30, 2021 and June 30, 2020. For purposes of calculating the annualized return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end.

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

Paycheck Protection Program ("PPP") Loans
Through June 30, 2021, Park had originated $768.5 million in loans as part of the PPP. These loans are not typical of Park's loan portfolio in that they are part of a specific government program to support businesses during the COVID-19 pandemic and are 100% guaranteed by the SBA. As such, management considers growth in the loan portfolio excluding PPP loans, the total allowance for credit losses to total loans ratio (excluding PPP loans), and general reserve on collectively evaluated loans as a percentage of total collectively evaluated loans (excluding PPP loans) in addition to the related U.S. GAAP metrics which are not adjusted for PPP loans.

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

Allowance for Credit Losses: Park believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section within this MD&A for additional discussion.

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

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of June 30, 2021, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2021, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2021 and 2020

Summary Discussion of Results

Net income for the three months ended June 30, 2021 was $39.1 million, compared to $29.5 million for the second quarter of 2020. Diluted earnings per common share were $2.38 for the second quarter of 2021, compared to $1.80 for the second quarter of 2020. Weighted average diluted common shares outstanding were 16,472,800 for the second quarter of 2021, compared to 16,375,434 weighted average diluted common shares outstanding for the second quarter of 2020.

Net income for the six months ended June 30, 2021 was $82.0 million, compared to $51.9 million for the first half of 2020. Diluted earnings per common share were $4.98 for the first half of 2021, compared to $3.16 for the first half of 2020. Weighted average diluted common shares outstanding were 16,455,673 for the first half of 2021, compared to 16,400,657 weighted average diluted common shares outstanding for the first half of 2020.

COVID-19 Considerations

Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the CARES Act PPP, participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. Throughout the pandemic, Park has implemented various physical distancing guidelines to help protect associates, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, and ATMs, by keeping drive-thru lanes open to serve customers, maintaining selective branch office openings, and offering other banking services by appointment when necessary. As of June 30, 2021, all branches have returned to normal operations.
During 2021 and 2020, Park provided calamity pay and special one-time bonuses to certain associates related to the COVID-19 pandemic. The cost of the calamity pay and special bonuses amounted to $670,000 and $1.9 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $1.5 million and $2.2 million for the six-month periods ended June 30, 2021 and 2020, respectively, and is included within salaries expense.

Paycheck Protection Program: During 2020, Park approved and funded 4,439 loans totaling $543.1 million under the PPP's first round of loans. These first round PPP loans had an average principal balance of $122,000. Of the $543.1 million in first round PPP loans, 21 loans totaling $68.2 million had a principal balance that was greater than $2 million. For its assistance in making and retaining the 4,439 loans, Park has received an aggregate of $20.2 million in fees from the SBA, of which $1.4 million and $5.6 million were recognized within loan interest income during the three months and six months ended June 30, 2021, respectively, and $2.8 million was recognized during each of the three month and six months ended June 30, 2020. Park funded the PPP loans with excess on-balance sheet liquidity. At June 30, 2021, the remaining balance of the first round PPP loans funded in 2020 was $74.3 million.

During 2021, Park offered additional PPP loans as authorized under the Consolidated Appropriations Act, 2021, signed into law on December 27, 2020. Through June 30, 2021, Park had approved and funded 3,262 loans totaling $221.6 million under the second round of PPP loans. These additional second round PPP loans had an average principal balance of $68,000. None of the $221.6 million in additional second round PPP loans had a principal balance that was greater than $2 million. For its assistance in making and retaining the 3,262 second round of PPP loans, Park has received an aggregate of $12.9 million in fees from the SBA, of which $3.6 million and $4.1 million were recognized within loan interest income during the three months and six months ended June 30, 2021, respectively. Park funded the second round PPP loans with excess on-balance sheet liquidity. At June 30, 2021, the remaining balance of second round PPP loans funded in 2021 was $183.3 million.

As of July 30, 2021, Park has submitted approximately 5,420 repayment requests on behalf of borrowers under the PPP to the SBA and has received $548.0 million in payments from the SBA.

Loan Modifications: During the eighteen months ended June 30, 2021, Park modified a total of 5,126 consumer loans, with an aggregate balance of $87.1 million, and modified a total of 1,406 commercial loans, with an aggregate balance of $546.2 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's current situation. A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans are considered current and continue to accrue interest during the deferral period.

Of the $633.4 million of COVID-19 modifications during the eighteen months ended June 30, 2021, $33.5 million, or 0.5% of total loans, remain in deferral as of June 30, 2021. Additionally, of the $633.4 million of COVID-19 modifications during the eighteen months ended June 30, 2021, $8.4 million were greater than or equal to 30 days past due in accordance with the modified terms at June 30, 2021.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2021, for the first half of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019. Park's segments include PNB and "All Other" which primarily consists of Park as the "Parent Company", GFSC and SEPH. SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

(In thousands)	Q2 2021	Q1 2021	Six months YTD 2021	Six months YTD 2020	2020	2019
PNB	$40,896	$45,122	$86,018	$56,658	$123,730	$113,600
All Other	(1,764)	(2,291)	(4,055)	(4,781)	4,193	(10,900)
Total Park	$39,132	$42,831	$81,963	$51,877	$127,923	$102,700

Net income for the six months ended June 30, 2021 of $82.0 million represented a $30.1 million, or 58.0%, increase compared to $51.9 million for the six months ended June 30, 2020. Net income for each of the three and six months ended June 30, 2021 and 2020 included several items of income and expense that impact comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

During the first quarter of 2021, Park adopted FASB Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 established the CECL methodology for estimating the allowance for credit losses. This standard was adopted prospectively on January 1, 2021, resulting in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in a $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded as of the adoption of ASU 2016-13. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for further detail.

The following discussion provides additional information regarding the segment that is made up of PNB, followed by additional information regarding All Other, which consists of the Parent Company, GFSC and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2021, for the first half of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q2 2021	Q1 2021	Six months YTD 2021	Six months YTD 2020	2020	2019
Net interest income	$82,675	$82,086	$164,761	$155,105	$326,375	$293,130
(Recovery of) provision for credit losses (1)	(3,752)	(4,194)	(7,946)	18,417	30,813	8,356
Other income	31,126	32,800	63,926	54,490	124,231	92,392
Other expense	67,122	63,576	130,698	122,071	268,938	237,433
Income before income taxes	$50,431	$55,504	$105,935	$69,107	$150,855	$139,733
Income tax expense	9,535	10,382	19,917	12,449	27,125	26,133
Net income	$40,896	$45,122	$86,018	$56,658	$123,730	$113,600
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2021 and the related (recovery of) provision for credit losses for the three and six months ended June 30, 2021 were calculated utilizing this new guidance.

Net interest income of $164.8 million for the six months ended June 30, 2021 represented a $9.7 million, or 6.2%, increase compared to $155.1 million for the six months ended June 30, 2020. The increase was a result of a $14.0 million decrease in interest expense, partially offset by a $4.3 million decrease in interest income.

The $4.3 million decrease in interest income was primarily due to a $2.2 million decrease in investment income and a $2.1 million decrease in interest income on loans. The decrease in investment income was primarily the result of a decrease in the yield on investments, which decreased 35 basis points to 2.42% for the six months ended June 30, 2021, compared to 2.77% for the six months ended June 30, 2020. The decrease in interest income on loans was partially the result of a decrease in the yield on loans, which decreased 31 basis points to 4.44% for the six months ended June 30, 2021, compared to 4.75% for the six months ended June 30, 2020. The decrease in yield on loans was partially offset by a $396.0 million increase in average loans from $6.71 billion for the six months ended June 30, 2020 to $7.12 billion for the six months ended June 30, 2021. The increase in average loans was impacted by the addition of average PPP loans of approximately $366.1 million and $196.1 million for the six months ended June 30, 2021 and 2020, respectively, and also resulted in interest and fee income of $10.9 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Excluding the impact of PPP loans, the yield on loans was 4.35% for the six months ended June 30, 2021, a decrease of 43 basis points compared to 4.78% for the six months ended June 30, 2020.

The $14.0 million decrease in interest expense was primarily due to an $11.8 million decrease in interest expense on deposits as well as a $2.2 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was partially the result of a decrease in the cost of deposits of 44 basis points, from 0.58% for the six months ended June 30, 2020 to 0.14% for the six months ended June 30, 2021. The decrease was also the result of a $172.8 million decrease in average on-balance sheet interest bearing deposits from $5.37 billion for the six months ended June 30, 2020, to $5.19 billion for the six months ended June 30, 2021. The decrease in on-balance sheet interest bearing deposits consisted of a decline in both higher cost time deposits and transaction accounts and was partially offset by an increase in savings deposits. During the six months ended June 30, 2021 and the year ended December 31, 2020, Park made the decision to participate in a one-way sell (OWS) program in order to manage the balance sheet. This decision also contributed to a decline in interest-bearing deposits.

The decrease in interest expense on borrowings was partially the result of a $43.3 million decrease in average borrowings from $376.7 million for the six months ended June 30, 2020, to $333.4 million for the six months ended June 30, 2021. The cost of borrowings also decreased by 112 basis points, from 1.72% for the six months ended June 30, 2020 to 0.60% for the six months ended June 30, 2021.

The recovery of credit losses of $7.9 million for the six months ended June 30, 2021 represented a difference of $26.3 million, compared to a provision for credit losses of $18.4 million for the six months ended June 30, 2020. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional details regarding the level of the (recovery of) provision for credit losses recognized in each period presented above.

Other income of $63.9 million for the six months ended June 30, 2021 represented an increase of $9.4 million, or 17.3%, compared to $54.5 million for the six months ended June 30, 2020. The $9.4 million increase was primarily related to (i) a $4.2 million increase in other service income, which was primarily due to an increase in fee income from mortgage loan originations and the valuation of mortgage servicing rights, partially offset by a decline in investor rate locks and mortgage loans held for sale; (ii) a $2.8 million increase in income from fiduciary activities; (iii) a $2.3 million increase in debit card fee income; (iv) a $2.0 million increase in miscellaneous income, primarily related to a refund of a consumer insurance product, an increase in income from printed check sales and an increase in gain on sale of assets; and (v) a $2.0 million increase in gain (loss) on equity securities, net. These increases were partially offset by a $3.3 million decrease in gain on sale of debt securities.

A summary of mortgage originations for the six months ended June 30, 2021 and 2020 follows.

(In thousands)	Q1 2021	Q2 2021	Six months ended June 30, 2021	Q1 2020	Q2 2020	Six months ended June 30, 2020
Mortgage Origination Volume
Sold	$191,116	$142,398	$333,514	$85,030	$248,339	$333,369
Portfolio	82,613	74,670	$157,283	56,018	64,351	120,369
Construction	28,987	37,266	$66,253	33,109	33,754	66,863
Service released	1,266	2,204	3,470	3,794	2,362	6,156
Total mortgage originations	$303,982	$256,538	$560,520	$177,951	$348,806	$526,757

Refinances as a % of total mortgage originations	50.0%	71.1%	61.4%	48.1%	67.8%	61.1%

Total mortgage loan originations increased $33.8 million, or 6.4%, to $560.5 million for the six months ended June 30, 2021 compared to $526.8 million for the six months ended June 30, 2020. This increase was driven by a $36.9 million increase in portfolio originations as a result of Park's decision to retain certain 10-15 year fixed rate mortgage loans which would qualify for sale.

The table below reflects PNB's other expense for the six months ended June 30, 2021 and 2020.

(Dollars in thousands)	2021	2020	change	% change
Other expense:
Salaries	$57,747	$56,253	$1,494	2.7%
Employee benefits	19,976	18,633	1,343	7.2%
Occupancy expense	6,304	6,618	(314)	(4.7)%
Furniture and equipment expense	5,362	9,150	(3,788)	(41.4)%
Data processing fees	14,697	5,062	9,635	190.3%
Professional fees and services	9,137	10,670	(1,533)	(14.4)%
Marketing	2,780	2,619	161	6.1%
Insurance	2,682	2,689	(7)	(0.3)%
Communication	1,857	1,942	(85)	(4.4)%
State tax expense	1,989	1,860	129	6.9%
Amortization of intangible assets	958	1,213	(255)	(21.0)%
FHLB prepayment penalty	—	1,793	(1,793)	N.M.
Foundation contributions	4,000	—	4,000	N.M.
Miscellaneous	3,209	3,569	(360)	(10.1)%
Total other expense	$130,698	$122,071	$8,627	7.1%

Other expense of $130.7 million for the six months ended June 30, 2021 represented an increase of $8.6 million, or 7.1%, compared to $122.1 million for the six months ended June 30, 2020. The increase in salaries expense was primarily related to increases in officer incentive expense and share-based compensation expense, partially offset by a decrease in base salary expense. The increase in employee benefits expense was primarily related to increased pension plan expense, payroll tax expense and group insurance costs. The decrease in furniture and equipment expense was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees. The impact of this decrease in furniture and equipment expense was partially offset by an increase in depreciation expense on equipment. The increase in data processing fees was related to increased mortgage processing costs as a result of increased volume, debit card processing costs and other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees. The decrease in professional fees and services was primarily related to decreased title, appraisal and credit costs and decreases in other fees (due to the change in expensing software costs under data processing fees). The decrease in the FHLB prepayment penalty was due to a $1.8 prepayment penalty on FHLB borrowings of $50 million repaid during the six months ended June 30, 2020; there was no similar prepayment in the same period of 2021. The increase in foundation contributions was due to a $4.0 million contribution to Park's charitable foundation during the six months ended June 30, 2021 with no similar contribution made during the six months ended June 30, 2020. The 2020 contribution to Park's charitable foundation was made during the fourth quarter of 2020. Park does not expect to make additional contributions to Park's charitable foundation in 2021.

The table below provides certain balance sheet information and financial ratios for PNB at or for the six months ended June 30, 2021 and 2020 and at or for the year ended December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020	% change from 12/31/20	% change from 6/30/20
Loans	$7,031,199	$7,165,840	$7,185,297	(1.88)%	(2.14)%
Allowance for credit losses (1)	83,374	84,321	71,606	(1.12)%	16.43%
Net loans	6,947,825	7,081,519	7,113,691	(1.89)%	(2.33)%
Investment securities	1,454,170	1,114,742	1,144,063	30.45%	27.11%
Total assets	9,922,623	9,236,915	9,665,657	7.42%	2.66%
Total deposits	8,481,017	7,820,983	8,230,098	8.44%	3.05%
Average assets (2)	9,707,256	9,198,141	8,999,888	5.53%	7.86%
Efficiency ratio (3)	56.80%	59.31%	57.84%	(4.23)%	(1.80)%
Return on average assets (4)	1.79%	1.35%	1.27%	32.59%	40.94%
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2021 and the related (recovery of) provision for credit losses for the six months ended June 30, 2021 were calculated utilizing this new guidance.
(2) Average assets for the six months ended June 30, 2021 and 2020 and for the year ended December 31, 2020.
(3) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.4 million for each of the six months ended June 30, 2021 and 2020 and $2.9 million for the year ended December 31, 2020.
(4) Annualized for the six months ended June 30, 2021 and 2020.

Loans outstanding at June 30, 2021 were $7.03 billion, compared to $7.17 billion at December 31, 2020, a decrease of $134.6 million, or 1.9%. Loans outstanding at June 30, 2021 were $7.03 billion, compared to $7.19 billion at June 30, 2020, a decrease of $154.1 million, or 2.1%. Excluding $248.9 million, $331.6 million and $543.1 million of PPP loans at June 30, 2021, December 31, 2020 and June 30, 2020, respectively, loans outstanding were $6.78 billion at June 30, 2021, compared to $6.83 billion at December 31, 2020, a decrease of $52.0 million, or 0.8%, and an increase of $140.1 million, or 2.1%, compared to $6.64 billion at June 30, 2020. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020	change from 12/31/20	% change from 12/31/20	change from 6/30/20	% change from 6/30/20
Home equity	$167,624	$182,131	$204,541	$(14,507)	(7.97)%	$(36,917)	(18.05)%
Installment	1,700,083	1,650,620	1,494,151	49,463	3.00%	205,932	13.78%
Real estate	1,182,877	1,213,820	1,341,739	(30,943)	(2.55)%	(158,862)	(11.84)%
Commercial (excluding PPP)	3,731,788	3,784,153	3,596,747	(52,365)	(1.38)%	135,041	3.75%
PPP loans	248,880	331,571	543,086	(82,691)	(24.94)%	(294,206)	(54.17)%
Other	(53)	3,545	5,033	(3,598)	N.M.	(5,086)	N.M.
Total loans	$7,031,199	$7,165,840	$7,185,297	$(134,641)	(1.88)%	$(154,098)	(2.14)%
Total loans (excluding PPP)	$6,782,319	$6,834,269	$6,642,211	$(51,950)	(0.76)%	$140,108	2.11%

PNB's allowance for credit losses decreased by $947,000, or 1.1%, to $83.4 million at June 30, 2021, compared to $84.3 million at December 31, 2020. This decrease included a $6.7 million increase to the allowance for credit losses as the result of the adoption of ASU 2016-13. Net recoveries were $296,000, or 0.01% of total average loans, for the six months ended June 30, 2021 and net charge-offs were $1.2 million, or 0.02% of total average loans, for the year ended December 31, 2020. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional information regarding PNB's loan portfolio and the level of (recovery of) provision for credit losses recognized in each period presented.

Total deposits at June 30, 2021 were $8.48 billion, compared to $7.82 billion at December 31, 2020, an increase of $660.0 million, or 8.4%. During the six months ended June 30, 2021 and the year ended December 31, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At June 30, 2021 and December 31, 2020, Park had $812.2 million and $710.1 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Total deposits would have increased $762.1 million, or 8.9%, compared to December 31, 2020 had the $812.2 million and $710.1 million remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020	change from 12/31/20	% change from 12/31/20	change from 6/30/20	% change from 6/30/20
Non-interest bearing deposits	$3,143,998	$2,978,005	$2,589,685	$165,993	5.6%	$554,313	21.4%
Transaction accounts	1,504,559	1,381,479	1,931,630	123,080	8.9%	(427,071)	(22.1)%
Savings	3,067,795	2,596,926	2,726,365	470,869	18.1%	341,430	12.5%
Certificates of deposits	764,665	864,573	982,418	(99,908)	(11.6)%	(217,753)	(22.2)%
Total deposits	$8,481,017	$7,820,983	$8,230,098	$660,034	8.4%	$250,919	3.0%
OWS insured cash sweep deposit	812,154	710,101	—	102,053	14.4%	812,154	N.M.
Total deposits including OWS deposits	$9,293,171	$8,531,084	$8,230,098	$762,087	8.9%	$1,063,073	12.9%

All Other

The table below reflects All Other net (loss) income for the first and second quarters of 2021, for the first half of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q2 2021	Q1 2021	Six months YTD 2021	Six months YTD 2020	2020	2019
Net interest income (expense)	$1,176	$(1,352)	$(176)	$2,364	$1,255	$4,607
Recovery of credit losses (1)	(288)	(661)	(949)	(1,040)	(18,759)	(2,185)
Other income (loss)	112	1,289	1,401	(1,040)	1,433	4,801
Other expense	4,278	4,289	8,567	9,004	17,657	26,555
Net (loss) income before income tax benefit	$(2,702)	$(3,691)	$(6,393)	$(6,640)	$3,790	$(14,962)
Income tax benefit	(938)	(1,400)	(2,338)	(1,859)	(403)	(4,062)
Net (loss) income	$(1,764)	$(2,291)	$(4,055)	$(4,781)	$4,193	$(10,900)
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2021 and the related recovery of credit losses for the three and six months ended June 30, 2021 were calculated utilizing this new guidance.

The net interest income (expense) for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on GFSC loans and SEPH impaired loan relationships. The net interest income (expense) for All Other included for the six months ended June 30, 2021 and year ended December 31, 2020, interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park in August 2020 (the "Park Subordinated Notes").

Net interest income (expense) reflected net interest expense of $176,000 for the six months ended June 30, 2021, compared to net interest income of $2.4 million for the six months ended June 30, 2020. The change was largely the result of an increase in interest expense on borrowings of $3.7 million, mainly related to the Park Subordinated Notes, which was partially offset by an increase of $2.6 million in loan interest income related to payment collections at SEPH and a decrease of $1.3 million in net interest income from GFSC.

SEPH had net recoveries of $409,000 for the six months ended June 30, 2021, compared to net recoveries of $1.3 million for the six months ended June 30, 2020, and GFSC had net recoveries of $3,000 for the six months ended June 30, 2021, compared to net charge-offs of $422,000 for the six months ended June 30, 2020. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other income of $1.4 million for the six months ended June 30, 2021, compared to an other loss of $1.0 million for the six months ended June 30, 2020. The change was largely due to a $1.4 million increase in income related to partnership investments, which went from a $768,000 loss for the six months ended June 30, 2020 to a $642,000 gain for the six months ended June 30, 2021, and a $686,000 difference in gain (loss) on equity securities, net, which went from a $556,000 loss for the six months ended June 30, 2020 to a $130,000 gain for the six months ended June 30, 2021.

All Other had other expense of $8.6 million for the six months ended June 30, 2021, compared to $9.0 million for the six months ended June 30, 2020. The decrease was largely due to a $441,000 decrease in merger-related expenses associated with the Carolina Alliance acquisition.

The table below provides certain balance sheet information for All Other at or for the six months ended June 30, 2021 and 2020 and at or for the year ended December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020	% change from 12/31/20	% change from 6/30/20
Loans	$4,446	$11,945	$19,148	(62.78)%	(76.78)%
Allowance for credit losses (1)	203	1,354	1,869	(85.01)%	(89.14)%
Net loans	4,243	10,591	17,279	(59.94)%	(75.44)%
Total assets	25,371	42,106	47,337	(39.74)%	(46.40)%
Average assets (2)	35,771	43,492	44,139	(17.75)%	(18.96)%
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2021 and the related recovery of credit losses for the six months ended June 30, 2021 were calculated utilizing this new guidance.
(2) Average assets for the six months ended June 30, 2021 and 2020 and for the year ended December 31, 2020.

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2021, for the first half of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q2 2021	Q1 2021	Six months YTD 2021	Six months YTD 2020	2020	2019
Net interest income	$83,851	$80,734	$164,585	$157,469	$327,630	$297,737
(Recovery of) provision for credit losses (1)	(4,040)	(4,855)	(8,895)	17,377	12,054	6,171
Other income	31,238	34,089	65,327	53,450	125,664	97,193
Other expense	71,400	67,865	139,265	131,075	286,595	263,988
Income before income taxes	$47,729	$51,813	$99,542	$62,467	$154,645	$124,771
Income tax expense	8,597	8,982	17,579	10,590	26,722	22,071
Net income	$39,132	$42,831	$81,963	$51,877	$127,923	$102,700
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2021 and the related (recovery of) provision for credit losses for the three and six months ended June 30, 2021 were calculated utilizing this new guidance.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2021 and 2020

Net interest income increased by $2.7 million, or 3.3%, to $83.9 million for the second quarter of 2021, compared to $81.2 million for the second quarter of 2020. See the discussion under the table below.

	Three months ended June 30, 2021			Three months ended June 30, 2020
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,094,099	$81,354	4.60%	$6,981,783	$80,307	4.63%
Taxable investments	969,647	4,600	1.90%	832,906	5,026	2.43%
Tax-exempt investments (2)	278,384	2,572	3.71%	295,448	2,722	3.71%
Money market instruments	720,238	186	0.10%	461,055	113	0.10%
Interest earning assets	$9,062,368	$88,712	3.93%	$8,571,192	$88,168	4.14%

Interest bearing deposits	$5,261,608	1,686	0.13%	$5,480,366	4,853	0.36%
Short-term borrowings	296,946	182	0.25%	270,376	233	0.35%
Long-term debt	217,909	2,275	4.19%	154,973	1,173	3.04%
Interest bearing liabilities	$5,776,463	$4,143	0.29%	$5,905,715	$6,259	0.43%
Excess interest earning assets	$3,285,905			$2,665,477
Tax equivalent net interest income		$84,569			$81,909
Net interest spread			3.64%			3.71%
Net interest margin			3.74%			3.84%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $178,000 for the three months ended June 30, 2021 and $152,000 for the same period of 2020.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $540,000 for the three months ended June 30, 2021 and $571,000 for the same period of 2020.

Average interest earning assets for the second quarter of 2021 increased by $491.2 million, or 5.7%, to $9,062 million, compared to $8,571 million for the second quarter of 2020. The average yield on interest earning assets decreased by 21 basis points to 3.93% for the second quarter of 2021, compared to 4.14% for the second quarter of 2020.

Interest income for the three months ended June 30, 2021 and 2020 included purchase accounting accretion of $795,000 and $1.2 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $2.8 million and $266,000, respectively, of interest income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Interest income for the three months ended June 30, 2021 and 2020 also included $5.7 million and $3.6 million, respectively, of income related to PPP loans. Excluding the impact of this income, the yield on loans was 4.29% and 4.58% for the three months ended June 30, 2021 and 2020, respectively, and the yield on earning assets was 3.66% and 4.08% for the three months ended June 30, 2021 and 2020, respectively.

Average interest bearing liabilities for the second quarter of 2021 decreased by $129.3 million, or 2.2%, to $5,776 million, compared to $5,906 million for the second quarter of 2020. The average cost of interest bearing liabilities decreased by 14 basis points to 0.29% for the second quarter of 2021, compared to 0.43% for the second quarter of 2020. During the three months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet. At June 30, 2021, Park had $812.2 million in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.25% for the second quarter of 2021.

Interest expense for the three months ended June 30, 2021 and 2020 included a benefit from purchase accounting accretion of $11,000 and $62,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.29% for the three months ended June 30, 2021 and 0.43% for the three months ended June 30, 2020.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH impaired loan relationships and the interest income related to PPP loans, the net interest margin was 3.47% and 3.77% for the three months ended June 30, 2021 and 2020, respectively.

Yield on Loans: Average loan balances increased $112.3 million, or 1.6%, to $7,094 million for the second quarter of 2021, compared to $6,982 million for the second quarter of 2020. The average yield on the loan portfolio decreased by 3 basis points to 4.60% for the second quarter of 2021, compared to 4.63% for the second quarter of 2020. Average loans for the second quarters of 2021 and 2020 included $363.1 million and $392.2 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021		Three months ended June 30, 2020
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$167,478	3.79%	$212,030	3.72%
Installment loans	1,682,154	4.81%	1,471,602	5.22%
Real estate loans	1,184,891	3.78%	1,302,710	4.14%
Commercial loans (1)	4,057,591	4.78%	3,991,145	4.61%
Other	1,985	16.44%	4,296	9.48%
Total loans and leases before allowance	$7,094,099	4.60%	$6,981,783	4.63%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $178,000 for the three months ended June 30, 2021 and $152,000 for the same period of 2020.

Loan interest income for the three months ended June 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH impaired loan relationships and interest income related to PPP loans. Excluding this income, the yield on home equity loans was 3.43%, the yield on installment loans was unchanged at 4.81%, the yield on real estate loans was 3.77%, the yield on commercial loans was 4.25% and the yield on total loans and leases before allowance was 4.29% for the three months ended June 30, 2021, and the yield on home equity loans was 3.53%, the yield on installment loans was unchanged at 5.22%, the yield on real estate loans was 4.08%, the yield on commercial loans was 4.56% and the yield on total loans and leases before allowance was 4.58% for the three months ended June 30, 2020.

Cost of Deposits: Average interest bearing deposit balances decreased $218.8 million, or 4.0%, to $5,262 million for the second quarter of 2021, compared to $5,480 for the second quarter of 2020. The average cost of funds on deposit balances decreased by 23 basis points to 0.13% for the second quarter of 2021, compared to 0.36% for the second quarter of 2020.

The table below shows for the three months ended June 30, 2021 and 2020, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2021		Three months ended June 30, 2020
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,527,464	0.02%	$1,893,879	0.14%
Savings deposits and clubs	2,943,614	0.04%	2,568,723	0.13%
Time deposits	790,530	0.65%	1,017,764	1.32%
Total interest bearing deposits	$5,261,608	0.13%	$5,480,366	0.36%

Deposit interest expense for the three months ended June 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was 0.66% and the cost of total interest bearing deposits was unchanged at 0.13% for the three months ended June 30, 2021, and the cost of funds for time deposits was 1.35% and the cost of total interest bearing deposits was unchanged at 0.36% for the three months ended June 30, 2020.

Comparison for the First Half of 2021 and 2020

Net interest income increased by $7.1 million, or 4.5%, to $164.6 million for the first half of 2021, compared to $157.5 million for the first half of 2020. See the discussion under the table below.

	Six months ended June 30, 2021			Six months ended June 30, 2020
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,116,353	$160,264	4.54%	$6,731,960	$161,133	4.81%
Taxable investments	892,545	8,856	2.00%	869,914	10,557	2.44%
Tax-exempt investments (2)	278,668	5,150	3.73%	299,035	5,508	3.70%
Money market instruments	637,531	329	0.10%	318,930	604	0.38%
Interest earning assets	$8,925,097	$174,599	3.95%	$8,219,839	$177,802	4.35%

Interest bearing deposits	$5,195,848	3,656	0.14%	$5,370,376	15,480	0.58%
Short-term borrowings	307,617	365	0.24%	236,521	695	0.59%
Long-term debt	219,098	4,561	4.20%	169,409	2,710	3.22%
Interest bearing liabilities	$5,722,563	$8,582	0.30%	$5,776,306	$18,885	0.66%
Excess interest earning assets	$3,202,534			$2,443,533
Tax equivalent net interest income		$166,017			$158,917
Net interest spread			3.65%			3.69%
Net interest margin			3.75%			3.89%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $351,000 for the six months ended June 30, 2021 and $291,000 for the same period of 2020.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.1 million for the six months ended June 30, 2021 and $1.2 million for the same period of 2020.

Average interest earning assets for the first half of 2021 increased by $705.3 million, or 8.6%, to $8,925 million, compared to $8,220 million for the first half of 2020. The average yield on interest earning assets decreased by 40 basis points to 3.95% for the first half of 2021, compared to 4.35% for the first half of 2020.

Interest income for the six months ended June 30, 2021 and 2020 included purchase accounting accretion of $1.9 million and $2.5 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $2.9 million and $343,000, respectively, of interest income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Interest income for the six months ended June 30, 2021 and 2020 also included $10.9 million and $3.6 million, respectively, of income related to PPP loans. Excluding the impact of this income, the yield on loans was 4.31% and 4.75% for the six months ended June 30, 2021 and 2020, respectively, and the yield on earning assets was 3.74% and 4.29% for the six months ended June 30, 2021 and 2020, respectively.

Average interest bearing liabilities for the first half of 2021 decreased by $53.7 million, or 0.9%, to $5,723 million, compared to $5,776 million for the first half of 2020. The average cost of interest bearing liabilities decreased by 36 basis points to 0.30% for the first half of 2021, compared to 0.66% for the first half of 2020. During the three months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage the growth of the balance sheet. At June 30, 2021, Park had $812.2 million in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.26% for the fist half of 2021.

Interest expense for the six months ended June 30, 2021 and 2020 included a benefit from purchase accounting accretion of $31,000 and $152,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.30% for the six months ended June 30, 2021 and 0.66% for the six months ended June 30, 2020.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH impaired loan relationships and the interest income related to PPP loans, the net interest margin was 3.54% and 3.81% for the six months ended June 30, 2021 and 2020, respectively.

Yield on Loans: Average loan balances increased $384 million, or 5.7%, to $7,116 million for the first half of 2021, compared to $6,732 million for the first half of 2020. The average yield on the loan portfolio decreased by 27 basis points to 4.54% for the first half of 2021, compared to 4.81% for the first half of 2020. Average loans for the first half of 2021 and 2020 included $366.1 million and $196.1 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2021 and 2020.

	Six months ended June 30, 2021		Six months ended June 30, 2020
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$171,465	3.85%	$217,549	4.26%
Installment loans	1,670,193	4.86%	1,465,696	5.28%
Real estate loans	1,191,253	3.83%	1,285,232	4.20%
Commercial loans (1)	4,081,115	4.64%	3,759,207	4.86%
Other	2,327	14.65%	4,276	10.50%
Total loans and leases before allowance	$7,116,353	4.54%	$6,731,960	4.81%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $351,000 for the six months ended June 30, 2021 and $291,000 for the same period of 2020.

Loan interest income for the six months ended June 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH impaired loan relationships and interest income related to PPP loans. Excluding this income, the yield on home equity loans was 3.46%, the yield on installment loans was unchanged at 4.86%, the yield on real estate loans was 3.81%, the yield on commercial loans was 4.26% and the yield on total loans and leases before allowance was 4.31% for the six months ended June 30, 2021, and the yield on home equity loans was 4.08%, the yield on installment loans was unchanged at 5.28%, the yield on real estate loans was 4.16%, the yield on commercial loans was 4.78% and the yield on total loans and leases before allowance was 4.75% for the six months ended June 30, 2020.

Cost of Deposits: Average interest bearing deposit balances decreased $174.5 million, or 3.2%, to $5,196 million for the first six months of 2021, compared to $5,370 for the first half of 2020. The average cost of funds on deposit balances decreased by 44 basis points to 0.14% for the first half of 2021, compared to 0.58% for the first half of 2020.

The table below shows for the six months ended June 30, 2021 and 2020, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2021		Six months ended June 30, 2020
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,492,733	0.02%	$1,804,193	0.35%
Savings deposits and clubs	2,884,098	0.04%	2,501,992	0.38%
Time deposits	819,017	0.71%	1,064,191	1.44%
Total interest bearing deposits	$5,195,848	0.14%	$5,370,376	0.58%

Deposit interest expense for the six months ended June 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, the cost of funds for time deposits was unchanged at 0.71% and the cost of total interest bearing deposits was unchanged at 0.14% for the six months ended June 30, 2021, and the cost of funds for time deposits was 1.47% and the cost of total interest bearing deposits was 0.59% for the six months ended June 30, 2020.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2021 and for the years ended December 31, 2020, 2019 and 2018.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - first six months	4.54%	2.41%	0.10%	3.95%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $351,000 for the six months ended June 30, 2021, and $623,000, $576,000 and $528,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.1 million for the six months ended June 30, 2021, and $2.2 million, $2.4 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3) Interest income for the six months ended June 30, 2021 and for the years ended December 31, 2020, 2019 and 2018 included $2.9 million, $453,000, $256,000 and $3.4 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as $1.9 million, $4.4 million, $5.2 million and $1.1 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the six months ended June 30, 2021 and for the year ended December 31, 2020 included $10.9 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income, the yield on loans was 4.31%, 4.63%, 5.09% and 4.89%, for the six months ended June 30, 2021, and for the years ended December 31, 2020, 2019 and 2018, respectively, and the yield on earning assets was 3.74%, 4.20%, 4.62% and 4.40%, for the six months ended June 30, 2021 and for the years ended December 31, 2020, 2019 and 2018, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2021 and for the years ended December 31, 2020, 2019 and 2018.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - first six months	0.14%	0.24%	4.20%	0.30%
(1) Interest expense for the six months ended June 30, 2021 and the years ended December 31, 2020, 2019 and 2018 included $31,000, $226,000, $593,000 and $287,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for all of these periods) and Carolina Alliance (for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019). Excluding this income, for the six months ended June 30, 2021 and the years ended December 31, 2020, 2019 and 2018, the cost of funds on interest bearing deposits was 0.14%, 0.41%, 1.02% and 0.73%, respectively, and the cost of interest bearing liabilities was 0.30%, 0.53%, 1.13% and 0.86%, respectively.

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

The table below provides additional information on the (recovery of) provision for credit losses for the three-month and six-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$86,886	$61,503	$85,675	$56,679
Cumulative change in accounting principle; adoption of ASU 2016-13	—	—	6,090	—
Charge-offs	1,070	2,130	2,771	4,815
Recoveries	1,801	1,879	3,478	4,235
Net (recoveries) charge-offs	(731)	251	(707)	580
(Recovery of) provision for credit losses	(4,040)	12,224	(8,895)	17,377
Ending balance	$83,577	73,476	$83,577	73,476

Net (recoveries) charge-offs as a % of average loans (annualized)	(0.04)%	0.01%	(0.02)%	0.02%

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at June 30, 2021, December 31, 2020 and June 30, 2020. Also included is the January 1, 2021 allowance for credit losses calculated under the CECL methodology prescribed in ASU 2016-13.

Park - Allowance for Credit Losses
(Dollars in thousands)	6/30/2021 (CECL methodology)	1/1/2021 (CECL methodology)	12/31/2020 (Incurred Loss methodology)	6/30/2020 (Incurred Loss methodology)
Total allowance for credit losses	$83,577	$91,764	$85,675	$73,476
Allowance on PCD loans (PCI loans for the periods ended in 2020 and prior)	—	52	167	106
Allowance on purchased loans excluded from the general reserve	—	—	678	25
Specific reserves on individually evaluated loans	3,915	5,434	5,434	5,808
General reserves on collectively evaluated loans	$79,662	$86,278	$79,396	$67,537

Total loans	$7,035,646	$7,177,537	$7,177,785	$7,204,445
PCD loans (PCI loans for periods ended in 2020 and prior)	10,007	10,903	11,153	12,569
Purchased loans excluded from collectively evaluated loans	—	—	360,056	440,803
Individually evaluated loans	86,874	108,274	108,407	91,724
Collectively evaluated loans	$6,938,765	$7,058,360	$6,698,169	$6,659,349

Allowance for credit losses as a % of period end loans	1.19%	1.28%	1.19%	1.02%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (1)	1.23%	1.34%	1.25%	1.09%

General reserve as a % of collectively evaluated loans	1.15%	1.22%	1.19%	1.01%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (1)	1.19%	1.28%	1.24%	1.10%
(1) Excludes $248.9 million of PPP loans and $258,000 in related allowance at June 30, 2021; $331.6 million of PPP loans and $337,000 in related allowance at January 1, 2021; $331.6 million of PPP loans and $337,000 in related allowance at December 31, 2020; and $543.1 million of PPP loans and $543,000 related allowance at June 30, 2020.

The allowance for credit losses of $83.6 million at June 30, 2021 represented a $8.2 million, or 8.9%, decrease compared to $91.8 million at January 1, 2021 as calculated under the CECL methodology. The decline since January 1, 2021 was largely due to a $6.6 million decrease in general reserves, taking into consideration improved economic forecasts while balancing the risks associated with the COVID-19 pandemic, particularly in high risk portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers. Additionally, there was a $1.5 million decrease in specific reserves on individually evaluated loans from $5.4 million at January 1, 2021 to $3.9 million at June 30, 2021. See the section entitled "Allowance for Credit Losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At June 30, 2021, December 31, 2020 and June 30, 2020, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at June 30, 2021, December 31, 2020 and June 30, 2020.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Nonaccrual loans	$96,760	$117,368	$100,406
Accruing TDRs	17,420	20,788	23,948
Loans past due 90 days or more	515	1,458	1,690
Total nonperforming loans	$114,695	$139,614	$126,044

OREO	813	1,431	1,356
Other nonperforming assets	3,164	3,164	3,599
Total nonperforming assets	$118,672	$144,209	$130,999

Percentage of nonaccrual loans to total loans	1.38%	1.64%	1.39%
Percentage of nonperforming loans to total loans	1.63%	1.95%	1.75%
Percentage of nonperforming assets to total loans	1.69%	2.01%	1.82%
Percentage of nonperforming assets to total assets	1.19%	1.55%	1.35%

Included in the OREO totals above were $594,000 of SEPH OREO at both June 30, 2021 and December 31, 2020 and $929,000 of SEPH OREO at June 30, 2020.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at June 30, 2021, December 31, 2020 and June 30, 2020. Loans are classified as current if they are less than 30 days past due.

	June 30, 2021		December 31, 2020		June 30, 2020
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$76,674	1.09%	$92,600	1.29%	$77,599	1.08%
Nonaccrual loans - past due	20,086	0.29%	24,768	0.35%	22,807	0.32%
Total nonaccrual loans	$96,760	1.38%	$117,368	1.64%	$100,406	1.39%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Pass-rated	$3,798,344	$3,893,205	$3,963,451
Special mention	95,110	102,812	75,292
Substandard	130	109	116
Impaired	86,874	108,407	91,724
Accruing PCI	9,490	10,296	11,606
Total	$3,989,948	$4,114,829	$4,142,189
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park had $95.2 million of collectively evaluated commercial loans included on the watch list at June 30, 2021, compared to $102.9 million at December 31, 2020, and $75.4 million at June 30, 2020. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The $95.2 million of collectively evaluated commercial watch list loans as of June 30, 2021 is elevated compared to pre-pandemic levels, an increase of $68.4 million compared to $26.8 million at March 31, 2020. This $68.4 million increase was largely due to $68.2 million of hotels and accommodations loans that were downgraded to special mention or substandard as a result of the impact of COVID-19. In addition to the $68.2 million in hotels and accommodations loans that were downgraded to special mention, $16.5 million in hotels and accommodations loans were downgraded to impaired status. Park is closely monitoring the impact of COVID-19 on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Delinquencies have remained low over the past 30 months. Delinquent and accruing loans were $13.8 million, or 0.20% of total loans at June 30, 2021, compared to $20.1 million, or 0.28% of total loans at December 31, 2020, and $23.8 million, or 0.37% of total loans at December 31, 2019.

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

Impaired commercial loans were $86.9 million at June 30, 2021, an decrease of $21.5 million, compared to $108.4 million at December 31, 2020 and a decrease of $4.8 million, compared to $91.7 million at June 30, 2020. The $86.9 million of impaired commercial loans at June 30, 2021 included $6.6 million of loans modified in a TDR which are currently on accrual status and performing in accordance with the restructured terms, down from $8.8 million at December 31, 2020.

At June 30, 2021, Park had taken partial charge-offs of $628,000 related to the $86.9 million of commercial loans considered to be impaired, compared to partial charge-offs of $655,000 related to the $108.4 million of impaired commercial loans at December 31, 2020.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million

Upon adoption of CECL on January 1, 2021, $52,000 of credit mark on PCD loans was reclassified to the allowance for credit losses. At June 30, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2021 and December 31, 2020 was $10.0 million and $11.2 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of June 30, 2021 are detailed below.

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
•Probability of default – PD is the probability that an asset will be in default within a given time frame. Park has defined default to be when a charge-off has occurred, a loan is nonaccrual, or a loan is greater than 90 days past due. Whenever possible, Park utilizes its own loan-level PDs for the reasonable and supportable forecast period. When loan level-data is not available reflecting the forecasted economic conditions, a forecast model is utilized to estimate PDs.
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
•Economic forecast - Park utilizes a third party to provide economic forecasts under various scenarios, which are weighted in order to reflect model risk in the current economic environment. The scenario weighting is evaluated by management on a quarterly basis.
◦As of January 1, 2021, the date of CECL adoption, Park weighted a "most likely" scenario 80%, a "slower near-term growth" scenario 10%, and a "moderate recession" scenario 10%. As of January 1, 2021, the "most likely" scenario forecasted Ohio unemployment to range between 5.31% and 5.79% during the next four quarters.
◦As of March 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 3.70% and 4.93% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2021, management considered this improved economic forecast while balancing the risks associated with the COVID-19 pandemic, including the risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 50% and the "moderate recession" scenario 50%.
◦As of June 30, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 2.85% and 3.92% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2021, management considered this improved economic forecast and other positive economic indicators while balancing the risks associated with the COVID-19 pandemic, including the continued risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 55% and the "moderate recession" scenario 45% at June 30, 2021. Management believes that the resulting quantitative reserve appropriately balances economic improvement with the ongoing risks.

Qualitative Considerations
In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:
•The nature and volume of Park’s financial assets; the existence, growth, and effect of any concentrations of credit and the volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets. Specifically management considers:
◦Trends (e.g., growth, reduction) in specific categories of the loan portfolio, as well as adjustments to the types of loans offered by Park.
◦Level of and trend in loan delinquencies, troubled loans, commercial watch list loans and nonperforming loans.
◦Level of and trend in new nonaccrual loans.

◦Level of and trend in loan charge-offs and recoveries.
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries.
•The quality of Park’s credit review function.
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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of June 30, 2021, additional reserves totaling $3.4 million were added for these portfolios on top of the quantitative reserve already calculated. This is a reduction from $4.5 million as of March 31, 2021 and reflects improved economic conditions.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	June 30, 2021
(in thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$123,843	$1,397
Restaurants and food service	31,373	532
Strip shopping centers	177,302	1,468
Total	$332,518	$3,397

Additionally, management applied a 0.50% reserve to all hotels and accommodations loans in the general reserve population to account for increased valuation risk. This is a reduction from 1.00% at March 31, 2021 and considers improved economic conditions and increased hotel occupancy rates. At June 30, 2021, Park's originated hotels and accommodation loans had a balance of $193.9 million with an additional reserve related to valuation risks of $1.0 million.

There is still a significant amount of uncertainty related to the economic impact of COVID-19, including the duration of the pandemic, the risk related to new variants, future government programs that may be established in response to the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

As of June 30, 2021, Park had $248.9 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Other Income

Other income increased by $274,000 to $31.2 million for the quarter ended June 30, 2021, compared to $31.0 million for the second quarter of 2020 and increased by $11.9 million to $65.3 million for the first half of 2021, compared to $53.5 million for the first half of 2020.

The increase for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to increases in income from fiduciary activities; gain (loss) on equity securities, net; debit card fee income; service charges on deposit accounts and miscellaneous income, partially offset by declines in other service income, gain on sale of OREO, net; and net gain on sale of debt securities.

The increase for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to increases in other service income; gain (loss) on equity securities, net; debit card fee income; income from fiduciary activities; ATM fees and miscellaneous income, partially offset by declines in service charges on deposit accounts, gain on sale of OREO, net; and net gain on sale of debt securities.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Income from fiduciary activities	$8,569	$6,793	$1,776	$16,742	$13,906	$2,836
Service charges on deposit accounts	2,032	1,676	356	4,086	4,204	(118)
Other service income	7,159	8,758	(1,599)	16,776	12,524	4,252
Debit card fee income	6,758	5,560	1,198	12,844	10,520	2,324
Bank owned life insurance income	1,149	1,179	(30)	2,314	2,427	(113)
ATM fees	655	438	217	1,185	850	335
Gain (loss) on sale of OREO, net	4	841	(837)	(29)	645	(674)
Net gain on sale of debt securities	—	3,313	(3,313)	—	3,313	(3,313)
Gain (loss) on equity securities, net	467	(977)	1,444	2,277	(1,950)	4,227
Other components of net periodic pension benefit income	2,038	1,988	50	4,076	3,976	100
Miscellaneous	2,407	1,395	1,012	5,056	3,035	2,021
Total other income	$31,238	$30,964	$274	$65,327	$53,450	$11,877

Income from fiduciary activities increased by $1.8 million, or 26.1%, to $8.6 million for the three months ended June 30, 2021, compared to $6.8 million for the same period of 2020 and increased $2.8 million, or 20.4%, to $16.7 million for the six months ended June 30, 2021, compared to $13.9 million for the same period in 2020. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value of assets under management for the three months ended June 30, 2021 was $7,457 million compared to $5,909 million for the same period in 2020. The average market value of assets under management for the first half of 2021 was $7,259 million compared to $5,885 million for the same period in 2020.

Service charges on deposit accounts increased by $356,000, or 21.2%, to $2.0 million for the three months ended June 30, 2021, compared to $1.7 million for the same period of 2020 and decreased $118,000, or 2.8%, to $4.1 million for the six months ended June 30, 2021, compared to $4.2 million for the same period of 2020. The changes for both the three and six month periods ended June 30, 2021 compared to June 30, 2020 were due mostly to fluctuations in NSF income. Park also implemented an NSF fee increase in December 2020.

Other service income decreased by $1.6 million, or 18.3%, to $7.2 million for the three months ended June 30, 2021, compared to $8.8 million for the same period of 2020, and increased $4.2 million, or 34.0%, to $16.8 million for the six months ended June 30, 2021, compared to $12.5 million for the same period in 2020. The primary reasons for the decrease for the three months ended June 30, 2021 was due to a decline in investor rate locks and mortgage loans held for sale income of $2.8 million, offset by increases in fee income from mortgage loan originations of $708,000 compared to the same period in 2020. The primary reason for the increase for the six months ended June 30, 2021 was a $5.4 million increase in fee income related to mortgage loan originations and a $2.7 million increase in mortgage servicing rights income, partially offset by a $4.7 million decrease in income related to investor rate locks and loans held for sale.

Debit card fee income increased $1.2 million, or 21.5%, to $6.8 million for the three months ended June 30, 2021, compared to $5.6 million for the same period of 2020 and increased $2.3 million, or 22.1%, to $12.8 million for the six months ended June 30, 2021 compared to $10.5 million for the same period in 2020. The increases in 2021 for the three-month and six-month periods were attributable to a continued increase in the sales volume of debit card transactions. The sales volume of debit card transactions for the six months ended June 30, 2021 increased 21.4% from the same period in 2020.

ATM fees increased $217,000, or 49.5%, to $655,000 for the three months ended June 30, 2021, compared to $438,000 for the same period of 2020, and increased $335,000, or 39.4%, to $1.2 million for the six months ended June 30, 2021, compared to $850,000 for the first half of 2020. The increase in ATM fee income was primarily due to Park implementing additional charges for ATM balance inquiries and transfers during the second quarter of 2021.

There were no sales of debt securities during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, investment securities with a book value of $55.5 million were sold at a gain of $3.3 million.

Gain (loss) on equity securities, net increased $1.4 million, to a net gain of $467,000 for the three months ended June 30, 2021, compared to a net loss of $977,000 for the same period in 2020 and increased $4.2 million to a net gain of $2.3 million for the six months ended June 30, 2021 compared to a net loss of $2.0 million during the same time period in 2020 . The $1.4 million increase for the three months ended June 30, 2021 was related to a $1.6 million increase in the gain (loss) on equity securities held at NAV, which went from a $1.1 million loss for the three months ended June 30, 2020 to a $506,000 gain for the three months ended June 30, 2021, offset by a $189,000 decrease in unrealized gain (loss) on equity securities, which went from a $150,000 unrealized gain for the three months ended June 30, 2020 to a $39,000 unrealized loss for the three months ended June 30, 2021. The $4.2 million increase for the six months ended June 30, 2021 was related to a $3.2 million increase in the gain (loss) on equity securities held at NAV, which went from a $1.3 million loss for the six months ended June 30, 2020 to a $1.9 million gain for the six months ended June 30, 2021, and a $838,000 increase in unrealized gain (loss) on equity securities, which went from a $619,000 unrealized loss for the six months ended June 30, 2020 to a $218,000 unrealized gain for the six months ended June 30, 2021. During the three and six months ended June 30, 2021, equity securities with a book value of $757,000 were sold at a gain of $177,000.

Miscellaneous income increased $1.0 million, or 72.5%, to $2.4 million for the three months ended June 30, 2021, compared to $1.4 million for the same period of 2020 and increased $2.0 million, or 66.6%, to $5.1 million for the six months ended June 30, 2021 compared to $3.0 million for the same period of 2020 The increase for the three months period ended June 30, 2021 was primarily a result of increases in printed check sales income, increases in wire transfer fees, and an increase in the gain on sales of assets. The increase for the six months period ended June 30, 2021 was primarily the result of increases in printed check sales income, an insurance refund received on a consumer loan insurance product and increases in wire transfer fees.

Other Expense

Other expense increased by $6.6 million to $71.4 million for the three months ended June 30, 2021, compared to $64.8 million for the same period of 2020 and increased $8.2 million to $139.3 million for the six months ended June 30, 2021, compared to $131.1 million for the first half of 2020.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Salaries	$30,303	$30,699	$(396)	$60,199	$59,128	$1,071
Employee benefits	10,056	9,080	976	20,257	19,123	1,134
Occupancy expense	3,027	3,256	(229)	6,667	6,736	(69)
Furniture and equipment expense	2,756	4,850	(2,094)	5,366	9,169	(3,803)
Data processing fees	7,150	2,577	4,573	14,862	5,069	9,793
Professional fees and services	6,973	6,901	72	12,637	13,967	(1,330)
Marketing	1,290	1,136	154	2,781	2,622	159
Insurance	1,276	1,477	(201)	2,967	3,027	(60)
Communication	770	874	(104)	1,892	2,029	(137)
State tax expense	1,103	1,116	(13)	2,211	2,261	(50)
Amortization of intangible assets	479	607	(128)	958	1,213	(255)
FHLB prepayment penalty	—	—	—	—	1,793	(1,793)
Foundation contribution	4,000	—	4,000	4,000	—	4,000
Miscellaneous	2,217	2,226	(9)	4,468	4,938	(470)
Total other expense	$71,400	$64,799	$6,601	$139,265	$131,075	$8,190

Salaries decreased by $396,000, or 1.3%, to $30.3 million for the three months ended June 30, 2021, compared to $30.7 million for the same period in 2020. The decrease was due to a $951,000 decrease in base salary expense and a $601,000 decrease in additional compensation expense, primarily related to calamity pay and special one-time bonuses to certain associates as a result of the COVID-19 public health crisis, partially offset by a $1.0 million increase in officer incentive compensation expense and a $155,000 increase in share-based compensation expense.

Salaries increased by $1.1 million, or 1.8%, to $60.2 million for the six months ended June 30, 2021, compared to $59.1 million for the same period in 2020. The increase was due to a $2.1 million increase in officer incentive compensation expense and a $737,000 increase in share-based compensation expense, partially offset by a $1.8 million decrease in base salary expense.

Employee benefits increased $976,000, or 10.7%, to $10.1 million for the three months ended June 30, 2021, compared to $9.1 million for the same period in 2020, and increased $1.1 million, or 5.9%, to $20.3 million for the six months ended June 30, 2021, compared to $19.1 million for the same period in 2020. The $976,000 increase for the three months ended June 30, 2021 was due to a $773,000 increase in group insurance costs and a $399,000 increase in pension service cost expense, partially offset by a $233,000 decrease in miscellaneous benefits costs. The $1.1 million increase for the six months ended June 30, 2021 was due to a $799,000 increase in pension service cost expense, a $477,000 increase in group insurance costs and a $288,000 increase in payroll tax expense, partially offset by a $481,000 decrease in miscellaneous benefits costs.

Furniture and equipment expense decreased by $2.1 million, or 43.2%, to $2.8 million for the three months ended June 30, 2021, compared to $4.9 million for the same period in 2020, and decreased $3.8 million, or 41.5%, to $5.4 million for the six months ended June 30, 2021, compared to $9.2 million for the same period in 2020. The decrease for both periods was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees, partially offset by increases in depreciation of furniture and equipment.

Data processing fees increased by $4.6 million, to $7.2 million for the three months ended June 30, 2021, compared to $2.6 million for the same period of 2020, and increased by $9.8 million, to $14.9 million for the six months ended June 30, 2021, compared to $5.1 million for the same period of 2020. The increase for both periods was related to increased debit card processing costs and other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees.

Professional fees and services decreased $1.3 million, or 9.5%, to $12.6 million for the six months ended June 30, 2021, compared to $13.9 million for the same period of 2020. The decrease in professional fees and services was primarily related to decreases in other fees (due to the change in expensing software costs under data processing fees), decreased title, appraisal and credit costs and ICS promontory fees, partially offset by increases in consulting fees, recruiting expense, legal expense and temporary wage expense.

The FHLB prepayment penalty decrease of $1.8 million for the six months ended June 30, 2021, compared to the same period of 2020, was due to a $1.8 million prepayment penalty on FHLB borrowings paid during the three months ended March 31, 2020 and no similar prepayment during the first half of 2021.

The foundation contribution increase for both the three and six months ended June 30, 2021, compared to the same periods of 2020, was due to a $4.0 million contribution to Park's charitable foundation during the six months ended June 30, 2021 and no similar contribution during the six months ended June 30, 2020. The 2020 contribution was made during the fourth quarter of 2020. Park does not expect to make any additional contributions to Park's charitable foundation in 2021.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense decreased $470,000, or 9.5%, to $4.5 million for the six months period ended June 30, 2021, compared to $4.9 million for the same period of 2020. The $470,000 decrease was related to decreases in training and travel expenses and supplies, partially offset by an increase in expense related to the allowance for unfunded credit losses and an increase in non-loan related losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	Affected Line Item
Net interest income	$83,851	$81,186	$164,585	$157,469
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	795	1,240	1,905	2,527	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	11	61	32	152	Interest on deposits
less interest income on former Vision Bank relationships	2,838	266	2,943	343	Interest and fees on loans
Net interest income - adjusted	$80,207	$79,619	$159,705	$154,447

(Recovery of) provision for credit losses	$(4,040)	$12,224	$(8,895)	$17,377
less recoveries on former Vision Bank relationships	(152)	(685)	(409)	(1,449)	(Recovery of) provision for credit losses
(Recovery of) provision for credit losses - adjusted	$(3,888)	$12,909	$(8,486)	$18,826

Total other income	$31,238	$30,964	$65,327	$53,450
less net gain on the sale of debt securities in the ordinary course of business	—	3,313	—	3,313	Net gain on sale of debt securities
less rebranding initiative related expenses	—	(274)	—	(274)	Miscellaneous income
less net gain on sale of former Vision Bank OREO properties	—	837	—	837	Gain (loss) on sale of OREO, net
less other service income related to former Vision Bank relationships	3	52	61	52	Miscellaneous income
Total other income - adjusted	$31,235	$27,036	$65,266	$49,522

Total other expense	$71,400	$64,799	$139,265	$131,075
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	23	8	110	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	187	—	339	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4	4	8	8	Insurance
less COVID-19 related expenses	670	1,919	1,535	2,181	Salaries
less severance and restructuring charges	46	248	154	336	Salaries
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	300	—	407	—	Professional fees and services
less rebranding initiative related expenses	—	72	—	72	Employee benefits
less rebranding initiative related expenses	77	—	152	—	Occupancy expense
less rebranding initiative related expenses	261	—	523	75	Furniture and equipment expense
less rebranding initiative related expenses	1	—	591	—	Data processing fees
less rebranding initiative related expenses	3	41	31	158	Professional fees and services
less rebranding initiative related expenses	—	25	—	25	Marketing
less rebranding initiative related expenses	—	—	—	78	Communication
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	479	607	958	1,213	Amortization of intangible assets
less Foundation contribution	4,000	—	4,000	—	Foundation contribution
less FHLB prepayment penalty	—	—	—	1,793	Miscellaneous
Total other expense - adjusted	$65,559	$61,673	$130,898	$124,687

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	Affected Line Item

Tax effect of adjustments to net income identified above (7)	$429	$(641)	$634	$(422)

Net income - reported	$39,132	$29,505	$81,963	$51,877
Net income - adjusted	$40,745	$27,092	$84,346	$50,288

Diluted EPS	$2.38	$1.80	$4.98	$3.16
Diluted EPS, adjusted (6)	$2.47	$1.65	$5.13	$3.07

Annualized return on average assets (1)(2)	1.59%	1.26%	1.70%	1.15%
Annualized return on average assets, adjusted (1)(2)(6)	1.66%	1.16%	1.75%	1.12%

Annualized return on average tangible assets (1)(2)(4)	1.62%	1.28%	1.73%	1.18%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.68%	1.18%	1.78%	1.14%

Annualized return on average shareholders' equity (1)(2)	14.81%	11.89%	15.71%	10.54%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	15.42%	10.92%	16.16%	10.21%

Annualized return on average tangible equity (1)(2)(3)	17.60%	14.33%	18.70%	12.73%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	18.33%	13.16%	19.25%	12.34%

Efficiency ratio (5)	61.65%	57.41%	60.20%	61.72%
Efficiency ratio, adjusted (5)(6)	58.45%	57.44%	57.82%	60.70%

Annualized net interest margin (5)	3.74%	3.84%	3.75%	3.89%
Annualized net interest margin, adjusted (5)(6)	3.58%	3.77%	3.64%	3.81%

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	Affected Line Item

Financial Reconciliations

(1) Reported measure uses net income
(2) Averages are for the three months and six months ended June 30, 2021 and June 30, 2020
(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
AVERAGE SHAREHOLDERS' EQUITY	$1,059,949	$998,288	$1,052,223	$990,132
Less: Average goodwill and other intangible assets	168,211	170,303	168,449	170,606
AVERAGE TANGIBLE EQUITY	$891,738	$827,985	$883,774	$819,526

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
AVERAGE ASSETS	$9,872,078	$9,408,265	$9,743,027	$9,044,027
Less: Average goodwill and other intangible assets	168,211	170,303	168,449	170,606
AVERAGE TANGIBLE ASSETS	$9,703,867	$9,237,962	$9,574,578	$8,873,421

(5) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income reconciliation is shown assuming a 21% federal corporate income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing fully taxable equivalent net interest income by average interest earning assets.

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income	$87,994	$87,445	$173,167	$176,354
Fully taxable equivalent adjustment	718	723	1,432	1,448
Fully taxable equivalent interest income	$88,712	$88,168	$174,599	$177,802
Interest expense	4,143	6,259	8,582	18,885
Fully taxable equivalent net interest income	$84,569	$81,909	$166,017	$158,917

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, (recovery of) provision for credit losses, total other income and total other expense.
(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

Income Tax

Income tax expense was $8.6 million for the second quarter of 2021 and $5.6 million the second quarter of 2020. The effective income tax rate for the second quarter of 2021 was 18.0%, compared to 16.0% for the same period in 2020. Income tax expense was $17.6 million for the first half of 2021 and $10.6 million for the first half of 2020. The effective income tax rate for the first half of 2021 was 17.7%, compared to 17.0% for the same period in 2020. The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan. Park expects permanent federal income tax differences for the 2021 year will be approximately $5.7 million.

Comparison of Financial Condition
At June 30, 2021 and December 31, 2020

Changes in Financial Condition

Total assets increased by $669.0 million, or 7.2%, during the first six months of 2021 to $9,948 million at June 30, 2021, compared to $9,279 million at December 31, 2020. This increase was primarily due to the following:

•Cash and cash equivalents increased by $437.0 million, or 117.9%, to $807.4 million at June 30, 2021, compared to $370.5 million at December 31, 2020. Money market instruments were $673.2 million at June 30, 2021, compared to $214.9 million at December 31, 2020 and cash and due from banks were $134.2 million at June 30, 2021, compared to $155.6 million at December 31, 2020.
•Investment securities increased $337.1 million, or 30.0%, to $1,462 million at June 30, 2021, compared to $1,125 million at December 31, 2020.
•Other assets increased by $17.0 million, or 362.8%, to $21.7 million at June 30, 2021, compared to $4.7 million at December 31, 2020. This was primarily related to a re-classification of deferred items and tax payables between assets and liabilities.
•Prepaid assets increased by $11.5 million, or 11.1%, to $115.0 million at June 30, 2021, compared to $103.5 million at December 31, 2020.
•Loans decreased by $142.1 million, or 2.0%, to $7,036 million at June 30, 2021, compared to $7,178 million at December 31, 2020. PPP loans were $248.9 million at June 30, 2021 compared to $331.6 million at December 31, 2020.

Total liabilities increased by $639.8 million, or 7.8%, during the first half of 2021 to $8,879 million at June 30, 2021, compared to $8,239 million at December 31, 2020. This increase was primarily due to the following:

•Total deposits increased by $642.3 million, or 8.5%, to $8,215 million at June 30, 2021, compared to $7,572 million at December 31, 2020. During 2020, Park made the decision to participate in a OWS program in order to manage the balance sheet. At June 30, 2021 and December 31, 2020, Park had $812.2 million and $710.1 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet.
•Other liabilities increased $52.3 million, or 95.7%, to $106.8 million at June 30, 2021, compared to $54.6 million at December 31, 2020. This was primarily related to a $38.2 million purchase commitment of AFS debt securities and a re-classification of deferred items and tax payables between assets and liabilities.
•The allowance for credit loss on off-balance sheet commitments increased by $4.3 million to $4.4 million at June 30, 2021, compared to $116,000 at December 31, 2020. This increase was due to the adoption of ASU 2016-13 effective January 1, 2021.
•Short-term borrowings decreased by $56.4 million, or 16.5%, to $285.9 million at June 30, 2021, compared to $342.2 million at December 31, 2020.
•Long-term borrowings decreased by $5.0 million, or 15.4%, to $27.5 million at June 30, 2021, compared to $32.5 million at December 31, 2020.

Total shareholders’ equity increased by $29.1 million, or 2.8%, to $1,069.4 million at June 30, 2021, from $1,040.3 million at December 31, 2020. This increase was primarily due to the following:

•Retained earnings increased by $36.4 million during the period primarily as a result of net income of $82.0 million, partially offset by common share dividends of $37.4 million and the impact of the adoption of ASU 2016-13 of $8.0 million.
•Treasury shares increased by $2.7 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Accumulated other comprehensive (loss) income, net of taxes declined by $8.5 million during the period as a result of unrealized net holding losses on AFS debt securities, net of taxes, of $8.7 million, partially offset by an unrealized gain on cash flow hedging derivatives, net of taxes, of $237,000.

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

Liquidity

Cash provided by operating activities was $80.2 million and cash used in operating activities was $45.6 million for the six months ended June 30, 2021 and 2020, respectively. Net income was the primary source of cash from operating activities for each of the six-month periods ended June 30, 2021 and 2020.

Cash used in investing activities was $184.4 million and $451.2 million for the six months ended June 30, 2021 and 2020, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions used cash of $308.5 million for the six months ended June 30, 2021 and provided cash of $157.2 million for the six months ended June 30, 2020. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $136.7 million for the six months ended June 30, 2021 and cash used by the net increase in the loan portfolio was $594.2 million for the six months ended June 30, 2020.

Cash provided by financing activities was $541.2 million and $1,070.3 million for the six months ended June 30, 2021 and 2020, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $642.3 million (net of OWS) and $1,109.4 million of cash for the six months ended June 30, 2021 and 2020, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the six months ended June 30, 2021, net short-term borrowings decreased and used $56.4 million in cash and net long-term borrowings decreased and used $5.0 million in cash. For the six months ended June 30, 2020, net short-term borrowings increased and provided $61.3 million in cash and net long-term borrowings decreased and used $55.5 million in cash. Finally, cash declined by $37.5 million and $37.0 million for the six months ended June 30, 2021 and 2020, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 70.72% at June 30, 2021, compared to 77.35% at December 31, 2020 and 74.17% at June 30, 2020. Cash and cash equivalents were $807.4 million at June 30, 2021, compared to $370.5 million at December 31, 2020 and $733.5 million at June 30, 2020. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2021 was $1,069.4 million, or 10.7% of total assets, compared to $1,040.3 million, or 11.2% of total assets, at December 31, 2020 and $1,001.6 million, or 10.3% of total assets, at June 30, 2020.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on AFS debt securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% on January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the 2.50% buffer. The Federal Reserve Board also adopted capital requirements Park must maintain to be deemed "well capitalized" and remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2021. The following table indicates the capital ratios for PNB and Park at June 30, 2021 and December 31, 2020.

	At June 30, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.38%	11.00%	11.00%	12.53%
Park National Corporation	9.46%	12.41%	12.21%	15.94%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.59%	10.66%	10.66%	12.16%
Park National Corporation	9.63%	11.92%	11.72%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 83 of Park’s 2020 Form 10-K (Table 42) for disclosure concerning contractual obligations and commitments at December 31, 2020. There were no other significant changes in contractual obligations and commitments during the first six months of 2021.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2020	December 31, 2020
Loan commitments	$1,357,674	$1,372,182
Standby letters of credit	$17,115	$17,015

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

On page 81 (Table 41) of Park’s 2020 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,294.6 million or 15.29% of total interest earning assets at December 31, 2020. At June 30, 2021, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,893.3 million or 20.7% of total interest earning assets.

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

On page 83 of Park’s 2020 Form 10-K, management reported that at December 31, 2020, the earnings simulation model projected that net income would decrease by 2.9% using a rising interest rate scenario and decrease by 8.8% using a declining interest rate scenario over the next year. At June 30, 2021, the earnings simulation model projected that net income would increase by 2.2% using a rising interest rate scenario and would decrease by 13.8% in a declining interest rate scenario. At June 30, 2021, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

In the second quarter of 2021, we identified the following additional risk factor: On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate income tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process. If adopted as proposed, the increase in the federal corporate income tax rate would adversely affect our results of operations in future periods.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2021, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2021	—	$—	—	1,332,747
May 1 through May 31, 2021	—	—	—	1,332,747
June 1 through June 30, 2021	—	—	—	1,332,747
Total	—	$—	—	1,332,747

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

10.3
Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Certain Performance-Based Restricted Stock Unit Award Agreements, entered into on July 6, 2021, to be effective as of June 30, 2021, between Park National Corporation and C. Daniel DeLawder (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed July 9, 2021 (File No. 1-13006))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2021 and December 31, 2020 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and six months ended June 30, 2021 and 2020 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and six months ended June 30, 2021 and 2020 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2021 and 2020 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30 , 2021 and 2020 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
________________________________________

*Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger and Reorganization, and Item 601(a)(5) of SEC Regulation S-K, as currently in effect. A copy of any omitted attachment will be furnished supplementally to the SEC upon its request.

** The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

P Park National Corporation filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: August 3, 2021	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: August 3, 2021	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)