Form 10-Q
period 2021-09-30
PARK NATIONAL CORP /OH/
filed 2021-11-03
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,219,572 Common Shares, no par value per share, outstanding at November 2, 2021.

PARK NATIONAL CORPORATION

CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at September 30, 2021 and December 31, 2020 (unaudited)	5

Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 2021 and 2020 (unaudited)	7

Consolidated Condensed Statements of Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020 (unaudited)	9

Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2021 and 2020 (unaudited)	10

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	12

Notes to Unaudited Consolidated Condensed Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	70

Item 3. Quantitative and Qualitative Disclosures About Market Risk	106

Item 4. Controls and Procedures	106

PART II. OTHER INFORMATION	107

Item 1. Legal Proceedings	107

Item 1A. Risk Factors	107

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	107

Item 3. Defaults Upon Senior Securities	108

Item 4. Mine Safety Disclosures	108

Item 5. Other Information	108

Item 6. Exhibits	108

SIGNATURES	111

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	LIBOR	London Inter-Bank Offered Rate
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
Allowance	Allowance for credit losses	NAV	Net asset value
AOCI	Accumulated other comprehensive income	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	OCI	Other comprehensive income
ASU	Accounting Standards Update	OREO	Other real estate owned
AUCL	Allowance for unfunded credit losses	OWS	One-way sell
CABF	CAB Financial Corporation and its subsidiaries	Park	Park National Corporation and its subsidiaries
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	PBRSUs	Performance-based restricted stock units
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PCD	Purchased credit deteriorated
CECL	Current expected credit loss	PCI	Purchased credit impaired
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PPP	Paycheck Protection Program
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GDP	Gross domestic product	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEPH	SE Property Holdings, LLC
HPI	Home price index	TBRSUs	Time-based restricted stock units
HTM	Held-to-maturity	TDRs	Troubled debt restructurings
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
LDA	Loss driver analysis	U.S.	United States
LGD	Loss given default

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$127,685	$155,596
Money market instruments	749,710	214,878
Cash and cash equivalents	877,395	370,474
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,519,098 and $1,007,834 at September 30, 2021 and December 31, 2020, respectively, and no allowance for credit losses at September 30, 2021)	1,553,218	1,059,341
Other investment securities	56,085	65,465
Total investment securities	1,609,303	1,124,806

Loans	6,908,417	7,177,785
Allowance for credit losses	(88,129)	(85,675)
Net loans	6,820,288	7,092,110

Bank owned life insurance	215,401	216,225
Prepaid assets	116,228	103,523
Goodwill	159,595	159,595
Other intangible assets	7,882	9,260
Premises and equipment, net	88,909	88,660
Affordable housing tax credit investments	60,457	56,024
OREO	813	1,431
Accrued interest receivable	23,628	24,926
Operating lease right-of-use asset	13,426	15,078
Mortgage loan servicing rights	14,556	12,210
Other	26,137	4,699
Total assets	$10,034,018	$9,279,021

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,981,928	$2,727,100
Interest bearing	5,382,457	4,845,258
Total deposits	8,364,385	7,572,358

Short-term borrowings	235,979	342,230
Long-term debt	—	32,500
Subordinated notes	188,099	187,774
Unfunded commitments in affordable housing tax credit investments	33,116	29,298
Operating lease liability	14,480	16,053
Allowance for credit losses on off-balance sheet commitments	4,642	116
Accrued interest payable	1,330	3,860
Unsettled investment commitments	52,508	—
Other	71,567	54,576
Total liabilities	$8,966,106	$8,238,765

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,132 shares issued at September 30, 2021 and 17,623,163 shares issued at December 31, 2020)	459,953	460,687
Retained earnings	759,619	704,764
Treasury shares (1,416,955 shares at September 30, 2021 and 1,308,966 shares at December 31, 2020)	(143,850)	(130,766)
Accumulated other comprehensive (loss) income, net of taxes	(7,810)	5,571
Total shareholders' equity	1,067,912	1,040,256
Total liabilities and shareholders’ equity	$10,034,018	$9,279,021

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:

Interest and fees on loans	$78,127	$82,617	$238,040	$243,459

Interest and dividends on:
Obligations of U.S. Government sponsored entities' and other securities - taxable	4,904	4,841	13,760	15,398
Obligations of states and political subdivisions - tax-exempt	2,029	2,045	6,098	6,396
Other interest income	360	63	689	667
Total interest and dividend income	85,420	89,566	258,587	265,920

Interest expense:

Interest on deposits:
Demand and savings deposits	435	803	1,222	8,652
Time deposits	1,011	2,662	3,880	10,293

Interest on borrowings:
Short-term borrowings	187	217	552	912
Long-term debt	2,185	2,044	6,746	4,754

Total interest expense	3,818	5,726	12,400	24,611

Net interest income	81,602	83,840	246,187	241,309

Provision for (recovery of) credit loss	1,972	13,836	(6,923)	31,213
Net interest income after provision for (recovery of) credit loss	79,630	70,004	253,110	210,096

Other income:
Income from fiduciary activities	8,820	7,335	25,562	21,241
Service charges on deposit accounts	2,389	2,118	6,475	6,322
Other service income	6,668	13,047	23,444	25,571
Debit card fee income	6,453	5,853	19,297	16,373
Bank owned life insurance income	1,462	1,192	3,776	3,619
ATM fees	622	491	1,807	1,341
Gain (loss) on sale of OREO, net	3	569	(26)	1,214
Net (loss) gain on sale of debt securities	—	(27)	—	3,286
Gain (loss) on equity securities, net	609	1,201	2,886	(749)
Other components of net periodic pension benefit income	2,038	1,988	6,114	5,964
Miscellaneous	3,347	2,791	8,403	5,826
Total other income	32,411	36,558	97,738	90,008

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other expense:
Salaries	$29,433	$31,632	$89,632	$90,760
Employee benefits	10,640	10,676	30,897	29,799
Occupancy expense	3,211	3,835	9,878	10,571
Furniture and equipment expense	2,797	4,687	8,163	13,856
Data processing fees	7,817	3,275	22,679	8,344
Professional fees and services	6,973	7,977	19,610	21,944
Marketing	1,574	1,454	4,355	4,076
Insurance	1,403	1,541	4,370	4,568
Communication	796	958	2,688	2,987
State tax expense	1,113	1,125	3,324	3,386
Amortization of intangible assets	420	525	1,378	1,738
Foundation contribution	—	—	4,000	—
Miscellaneous	2,312	2,174	6,780	8,905
Total other expense	68,489	69,859	207,754	200,934

Income before income taxes	43,552	36,703	143,094	99,170

Income taxes	8,118	5,857	25,697	16,447

Net income	$35,434	$30,846	$117,397	$82,723

Earnings per common share:
Basic	$2.17	$1.89	$7.20	$5.07
Diluted	$2.16	$1.88	$7.14	$5.04

Weighted average common shares outstanding:
Basic	16,292,312	16,300,720	16,315,996	16,300,250
Diluted	16,423,912	16,393,792	16,445,568	16,398,350

Cash dividends declared per common share	$1.03	$1.02	$3.29	$3.26

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$35,434	$30,846	$117,397	$82,723

Other comprehensive (loss) income, net of tax:
Net loss (gain) realized on sale of securities, net of income tax effect of $6 for the three months ended September 30, 2020, and $(690) for the nine months ended September 30, 2020	—	21	—	(2,596)
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(1,328) and $55 for the three months ended September 30, 2021 and 2020, respectively, and $(3,650) and $7,109 for the nine months ended September 30, 2021 and 2020, respectively	(4,997)	207	(13,736)	26,742
Unrealized gain (loss) on cash flow hedging derivatives, net of income tax effect of $31 and $30 for the three months ended September 30, 2021 and 2020, respectively, and $94 and $(94) for the nine months ended September 30, 2021 and 2020, respectively	117	111	355	(357)
Other comprehensive (loss) income	$(4,880)	$339	$(13,381)	$23,789

Comprehensive income	$30,554	$31,185	$104,016	$106,512

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$—	$460,687	$704,764	$(130,766)	$5,571
Cumulative change in accounting principle			(7,956)
Balance at January 1, 2021	$—	$460,687	$696,808	$(130,766)	$5,571
Net income			42,831
Other comprehensive loss, net of tax					(13,472)
Dividends on common shares at $1.23 per share			(20,365)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 21,764 common shares under share-based compensation awards, net of 14,108 common shares withheld to pay employee income taxes		(3,988)	(44)	2,174
Share-based compensation expense		1,836
Balance at March 31, 2021	$—	$458,534	$719,230	$(128,592)	$(7,901)
Net income			39,132
Other comprehensive income, net of tax					4,971
Dividends on common shares at $1.03 per share			(17,081)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 4,834 common shares under share-based compensation awards, net of 2,973 common shares withheld to pay employee income taxes		(743)	(126)	483
Share-based compensation expense		1,487
Balance at June 30, 2021	$—	$459,276	$741,155	$(128,109)	$(2,930)
Net income			35,434
Other comprehensive loss, net of tax					(4,880)
Dividends on common shares at $1.03 per share			(16,999)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 3,079 common shares under share-based compensation awards, net of 1,348 common shares withheld to pay employee income taxes		(495)	29	307
Repurchase of 137,659 common shares to be held as treasury shares				(16,048)
Share-based compensation expense		1,173
Balance at September 30, 2021	$—	$459,953	$759,619	$(143,850)	$(7,810)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$—	$459,389	$646,847	$(127,633)	$(9,589)
Net income			22,372
Other comprehensive income, net of tax					17,693
Dividends on common shares at $1.22 per share			(20,111)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 25,028 common shares under share-based compensation awards, net of 11,646 common shares withheld to pay employee income taxes		(3,865)	528	2,500
Repurchase of 76,000 common shares to be held as treasury shares				(7,507)
Share-based compensation expense		1,254
Balance at March 31, 2020	$—	$456,777	$649,636	$(132,640)	$8,104
Net income			29,505
Other comprehensive income, net of tax					5,757
Dividends on common shares at $1.02 per share			(16,837)
Issuance of 970 common shares under share-based compensation awards, net of 530 common shares withheld to pay employee income taxes		(142)	7	96
Share-based compensation expense		1,331
Balance at June 30, 2020	$—	$457,966	$662,311	$(132,544)	$13,861
Net income			30,846
Other comprehensive income, net of tax					339
Dividends on common shares at $1.02 per share			(16,821)
Issuance of 4,345 common shares under share-based compensation awards, net of 1,860 common shares withheld to pay employee income taxes		(690)	129	435
Share-based compensation expense		1,164
Balance at September 30, 2020	$—	$458,440	$676,465	$(132,109)	$14,200

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$117,397	$82,723

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(6,923)	31,213
Accretion of loan fees and costs, net	(20,601)	(12,191)
Depreciation of premises and equipment	9,951	7,888
Amortization of investment securities, net	1,442	1,064
Net accretion of purchase accounting adjustments	(1,375)	(2,005)
Realized net debt securities gains	—	(3,286)
(Gain) loss on equity securities, net	(2,886)	749
Loan originations to be sold in secondary market	(465,278)	(697,555)
Proceeds from sale of loans in secondary market	503,032	676,275
Gain on sale of loans in secondary market	(15,032)	(14,707)
Share-based compensation expense	4,496	3,749
Loss (gain) on sale of OREO, net	26	(1,214)
Bank owned life insurance income	(3,776)	(3,619)
Investment in qualified affordable housing tax credits amortization	5,567	5,487

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(3,370)	(7,889)
Increase in other assets	(11,021)	(5,794)
Increase (decrease) in other liabilities	986	(8,452)
Net cash provided by operating activities	$112,635	$52,436

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$8,677	$7,639
Proceeds from sales of investment securities	934	312,159
Proceeds from calls and maturities of:
Debt securities AFS	176,926	164,725
Purchases of:
Debt securities AFS	(637,123)	(267,210)
Equity securities	—	(3,567)
Net decrease in other investments	2,655	201
Net loan paydowns (originations), portfolio loans	269,353	(727,387)
Proceeds from the sale of non-mortgage loans	3,688	—
Investment in qualified affordable housing tax credits	(6,182)	(4,301)
Proceeds from the sale of OREO	659	5,595
Life insurance death benefits	4,862	1,196
Purchases of premises and equipment	(10,670)	(20,820)
Net cash used in investing activities	$(186,221)	$(531,770)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2021	2020
Financing activities:
Net increase in deposits	$900,305	$1,196,684
Net increase in OWS deposits	(108,239)	(773,273)
Net (decrease) increase in short-term borrowings	(106,251)	89,778
Proceeds from issuance of subordinated notes	—	172,620
Repayment of long-term debt	(32,500)	(57,500)
Value of common shares withheld to pay employee income taxes	(2,403)	(1,002)
Repurchase of common shares to be held as treasury shares	(16,048)	(7,507)
Cash dividends paid	(54,357)	(53,713)
Net cash provided by financing activities	$580,507	$566,087

Increase in cash and cash equivalents	506,921	86,753

Cash and cash equivalents at beginning of year	370,474	159,956

Cash and cash equivalents at end of period	$877,395	$246,709

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$14,930	$24,600

Federal income tax	16,430	17,400

Non-cash items:
Loans transferred to OREO	$78	$1,124

Right-of-use assets obtained in exchange for lease obligations	547	7,794

New commitments in affordable housing tax credit investments	10,000	10,000

Debt securities AFS purchase commitment	52,508	—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2021.

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

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: Effective January 1, 2021, Park adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") ("ASC 326"), as amended. The new accounting guidance in ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure. The new accounting guidance was to have originally been effective for Park for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019.

Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with ASU 2016-13, including the CECL methodology for estimating the allowance for credit losses. This temporary relief was set to expire on the earlier of the date on which the national emergency concerning COVID-19 terminated or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

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

Park elected to delay the implementation of ASU 2016-13 following the approval of the CARES Act and continued to use the incurred loss methodology for estimating the allowance for credit losses in 2020. ASU 2016-13 requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. In the unprecedented circumstances surrounding the COVID-19 pandemic and the response thereto, Park believed that adopting ASU 2016-13 in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management elected to further delay adoption of ASU 2016-13 to January 1, 2021. This allowed Park to utilize the CECL standard for the entire year of adoption.

Park adopted ASU 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with the then applicable U.S. GAAP. Park recorded a net decrease to retained earnings of $8.0 million as of January 1, 2021 for the cumulative effect of adopting ASC 326.

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

As permitted by ASC 326, Park elected to maintain pools of loans accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption.

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

ACL - Debt Securities AFS
For debt securities AFS in an unrealized loss position, Park first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, Park evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on debt securities AFS totaled $5.3 million at September 30, 2021 and is excluded from the estimate of credit losses.

ACL - HTM Debt Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Park does not currently hold any HTM debt securities.

ACL - Loans
The ACL is a valuation account that is deducted from the amortized cost of total loans to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of the amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant and available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

Accrued interest receivable on loans totaled $18.4 million at September 30, 2021 and is excluded from the estimate of credit losses.

ACL - Loans - Collectively Evaluated
The ACL is measured on a collective pool basis when similar risk characteristics exist. Park has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Measurement Method	Loss Driver
Commercial, financial and agricultural	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
PPP loans	Other	Not Applicable
Overdrafts	Historical Loss Experience	Not Applicable
Commercial real estate	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Construction real estate:
Commercial	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Retail	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Residential real estate:
Commercial	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Mortgage	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
HELOC	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Installment	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Consumer:
Consumer	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
GFSC	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Check loans	Historical Loss Experience	Not Applicable
Leases	Remaining Life	Not Applicable

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

In creating the DCF model, Park has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through September 30, 2021, whenever possible. Park and peer FFIEC call report data are utilized when there are not sufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

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

When the discounted cash flow method is used to determine the allowance for credit losses, management incorporates expected prepayments to determine the effective interest rate utilized to discount expected cash flow.

Park reviews various internal and external factors to consider the need for any qualitative adjustments to the quantitative model. Factors considered include the following:
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
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which Park operates that affect the collectibility of financial assets;
•Where the U.S. economy is within a given credit cycle; and
•The extent that there is government assistance (stimulus).

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

Issued But Not Yet Effective Accounting Standards

ASU 2021-06 - Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): In August 2021, FASB issued ASU 2021-06 - Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946). ASU 2021-06 updates the codification to align with SEC Final Rule Releases No. 33-10786 and No. 33-10835. Specific to financial institutions, these SEC releases updated required annual statistical disclosures. The amendments in ASU 2021-06 were effective immediately. Park will update the statistical disclosures in its Annual Report on Form 10-K for the fiscal year ending December 31, 2021, to align with this guidance.

Note 3 – Investment Securities

Investment securities at September 30, 2021 and December 31, 2020, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2021:
Obligations of states and political subdivisions	$277,527	$21,567	$—	$299,094
U.S. Government sponsored entities' asset-backed securities	844,128	17,876	4,855	857,149
Collateralized loan obligations	388,193	146	657	387,682
Corporate debt securities	9,250	43	—	9,293
Total	$1,519,098	$39,632	$5,512	$1,553,218

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2020:
Obligations of states and political subdivisions	$279,245	$25,973	$—	$305,218
U.S. Government sponsored entities' asset-backed securities	726,589	26,248	728	752,109
Corporate debt securities	2,000	14	—	2,014
Total	$1,007,834	$52,235	$728	$1,059,341

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

Investment securities in an unrealized loss position at September 30, 2021, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$296,586	$4,855	$—	$—	$296,586	$4,855
Collateralized loan obligations	239,804	657	—	—	239,804	657
Total	$536,390	$5,512	$—	$—	$536,390	$5,512

 Investment securities in an unrealized loss position at December 31, 2020, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS
U.S. Government sponsored entities' asset-backed securities	$86,393	$695	$4,727	$33	$91,120	$728
Total	$86,393	$695	$4,727	$33	$91,120	$728

Unrealized losses on U.S. Government sponsored entities' asset-based securities and collateralized loan obligations have not been recognized into income as they represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the respective issuers. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for debt securities AFS at September 30, 2021. Additionally, for the three-months and nine-months ended September 30, 2021 and 2020, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at September 30, 2021, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Debt securities AFS (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)

U.S. Government sponsored entities' asset-backed securities	$844,128	$857,149	1.73%

Collateralized loan obligations	$388,193	$387,682	1.45%

Corporate debt securities
Due five through ten years	$9,250	$9,293	4.10%

Obligations of state and political subdivisions:
Due five through ten years	$136,029	$146,481	3.71%
Due over ten years	141,498	152,613	3.68%
Total (1)	$277,527	$299,094	3.70%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month or nine-month periods ended September 30, 2021. During the three months ended September 30, 2020, Park sold certain debt securities AFS with a book value of $140.9 million at a gross gain of $37,000 and sold certain debt securities AFS with a book value of $112.5 million at a gross loss of $64,000. During the nine months ended September 30, 2020, Park sold certain debt securities AFS with a book value of $196.4 million at a gross gain of $3.4 million and sold certain debt securities AFS with a book value of $112.5 million at a gross loss of $64,000.

Investment securities having an amortized cost of $717.5 million and $691.0 million at September 30, 2021 and December 31, 2020, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at September 30, 2021 and December 31, 2020 were as follows:

(In thousands)	September 30, 2021	December 31, 2020
FHLB stock	$13,413	$22,090
FRB stock	14,653	14,653
Equity investments carried at fair value	2,070	2,511
Equity investments carried at modified cost (1)	4,689	4,689
Equity investments carried at NAV	21,260	21,522
Total other investment securities	$56,085	$65,465
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the three months ended September 30, 2021 and 2020, the FHLB repurchased 21,286 and 13,971 shares, respectively, of FHLB stock with a book value of $2.1 million and $1.4 million, respectively. During the nine months ended September 30, 2021 and 2020, the FHLB repurchased 86,770 and 76,394 shares, respectively, of FHLB stock with a book value of $8.7 million and $7.6 million, respectively. No shares of FRB stock were purchased during the three months or the nine months ended September 30, 2021 or 2020.

During the three months ended September 30, 2021 and 2020, $97,000 and $(89,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2021 and 2020, $492,000 and $(708,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.
During the three months ended September 30, 2021 and 2020, $0.5 million and $1.3 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2021 and 2020, $2.4 million and $(41,000), respectively, of gains (losses) on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
(In thousands)	Amortized Cost	Amortized Cost	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural: (1)		$1,588,989	$6,528	$1,595,517
Commercial, financial and agricultural (1)	$1,179,354	(2)	(2)	(2)
PPP loans	131,483	(2)	(2)	(2)
Overdrafts	4,033	(2)	(2)	(2)
Commercial real estate (1)	1,761,596	1,748,189	6,017	1,754,206
Construction real estate:
Commercial	231,210	226,991	572	227,563
Retail	111,677	116,430	235	116,665
Residential real estate:
Commercial	527,151	526,222	1,161	527,383
Mortgage	1,052,093	1,096,358	947	1,097,305
HELOC	166,454	182,028	647	182,675
Installment	6,410	8,436	22	8,458
Consumer:		1,659,704	4,510	1,664,214
Consumer	1,710,608	(2)	(2)	(2)
GFSC	2,624	(2)	(2)	(2)
Check loans	2,092	(2)	(2)	(2)
Leases	21,632	24,438	14	24,452
Total	$6,908,417	$7,177,785	$20,653	$7,198,438
Allowance for credit losses	(88,129)	(85,675)
Net loans	$6,820,288	$7,092,110
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

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). PPP loans were broken out as a separate class as of September 30, 2021. Included within commercial, financial and agricultural loans as of December 31, 2020 were $331.6 million of PPP loans. For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, and for its assistance in originating additional PPP loans during 2021, Park received an aggregate of $12.9 million in fees from the SBA. During the three months ended September 30, 2021 and September 30, 2020, $4.3 million and $3.8 million, respectively, of PPP fee income were recognized within loan interest income. During the nine months ended September 30, 2021 and September 30, 2020, $14.0 million and $6.6 million, respectively, of PPP fee income were recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $22.7 million at September 30, 2021, and of $23.6 million at December 31, 2020, which represented a net deferred income position in both years. At September 30, 2021 and December 31, 2020, included in the net deferred origination fees, costs and unearned income were $5.2 million and $6.5 million, respectively, in net origination fees related to PPP loans. At September 30, 2021 and December 31, 2020, loans included purchase accounting adjustments of $4.8 million and $7.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $4.0 million and $2.0 million were reclassified to loans at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, overdrafts were within their own class and as of December 31, 2020, were included in the commercial, financial and agricultural loan segment in the previous table.

Credit Quality
The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at September 30, 2021:

	September 30, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$18,245	$3,812	$—	$22,057
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	46,803	3,740	—	50,543
Construction real estate:
Commercial	61	380	—	441
Retail	12	10	—	22
Residential real estate:
Commercial	4,614	243	—	4,857
Mortgage	13,122	7,387	—	20,509
HELOC	1,683	697	—	2,380
Installment	113	1,661	29	1,803
Consumer:
Consumer	1,650	857	243	2,750
GFSC	82	10	12	104
Check loans	—	—	—	—
Leases	1,406	—	—	1,406
Total loans	$87,791	$18,797	$284	$106,872

The following table presents the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2020:

	December 31, 2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$23,261	$5,619	$—	$28,880
Commercial real estate	67,426	2,931	377	70,734
Construction real estate:
Commercial	3,110	—	—	3,110
Mortgage	14	31	—	45
Residential real estate:
Commercial	4,304	253	—	4,557
Mortgage	14,016	8,400	416	22,832
HELOC	1,286	909	77	2,272
Installment	184	1,728	—	1,912
Consumer	2,172	1,017	724	3,913
Leases	1,595	—	—	1,595
Total loans	$117,368	$20,888	$1,594	$139,850

The following table provides additional detail on nonaccrual loans and the related ACL, by class of loan, at September 30, 2021:

	September 30, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13,270	$4,975	$3,190
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	46,121	682	180
Construction real estate:
Commercial	61	—	—
Retail	—	12	—
Residential real estate:
Commercial	4,614	—	—
Mortgage	—	13,122	84
HELOC	—	1,683	110
Installment	—	113	26
Consumer
Consumer	—	1,650	470
GFSC	—	82	12
Check loans	—	—	—
Leases	930	476	103
Total loans	$64,996	$22,795	$4,175

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2020:

	12/31/2020
(In thousands)	Unpaid Principal Balance	Recorded Investment	ACL Allocated
With no related allowance recorded
Commercial, financial and agricultural	$23,316	$22,970	$—
Commercial real estate	63,639	63,467	—
Construction real estate:
Commercial	3,110	3,110	—
Residential real estate:
Commercial	4,522	4,448	—
Leases	568	568	—
With an allowance recorded
Commercial, financial and agricultural	5,881	5,866	3,758
Commercial real estate	6,890	6,890	1,316
Construction real estate:
Commercial	—	—	—
Residential real estate:
Commercial	109	109	16
Leases	1,027	1,027	344
Total	$109,062	$108,455	$5,434

The following table provides the amortized cost basis of collateral-dependent loans by class of loan, as of September 30, 2021:

	September 30, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$9,386	$12,232	$651	$22,269
Commercial real estate	56,722	300	47	57,069
Construction real estate:
Commercial	1,407	—	—	1,407
Residential real estate:
Commercial	5,250	—	—	5,250
Mortgage	375	—	—	375
HELOC	144	—	—	144
Leases	—	1,455	—	1,455
Total loans	$73,284	$13,987	$698	$87,969

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents interest income recognized on nonaccrual loans for the three-month and nine-month periods ended September 30, 2021:

	Interest Income Recognized
(In thousands)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$40	$147
PPP loans	—	—
Overdrafts	—	—
Commercial real estate	458	1,480
Construction real estate:
Commercial	1	38
Retail	—	1
Residential real estate:
Commercial	60	180
Mortgage	90	233
HELOC	2	12
Installment	—	2
Consumer:
Consumer	23	71
GFSC	3	11
Check loans	—	—
Leases	17	61
Total loans	$694	$2,236

The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months and nine months ended September 30, 2020:

		Three months ended September 30, 2020		Nine months ended September 30, 2020
(In thousands)	Recorded Investment as of September 30, 2020	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$33,098	$29,481	$159	30,426	543
Commercial real estate	72,519	58,195	526	50,479	1,416
Construction real estate:
Commercial	3,142	1,212	6	743	14
Residential real estate:
Commercial	4,897	5,061	65	4,271	166
Leases	2,524	2,079	—	909	—
Total	$116,180	$96,028	$756	$86,828	$2,139

The following table presents the aging of the amortized cost in past due loans at September 30, 2021 by class of loan:

	September 30, 2021
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$3,210	$10,909	$14,119	$1,165,235	$1,179,354
PPP loans	1	—	1	131,482	131,483
Overdrafts	—	—	—	4,033	4,033
Commercial real estate	—	1,009	1,009	1,760,587	1,761,596
Construction real estate:
Commercial	815	—	815	230,395	231,210
Retail	1,202	12	1,214	110,463	111,677
Residential real estate:
Commercial	—	413	413	526,738	527,151
Mortgage	5,931	5,884	11,815	1,040,278	1,052,093
HELOC	487	997	1,484	164,970	166,454
Installment	37	93	130	6,280	6,410
Consumer:
Consumer	2,436	404	2,840	1,707,768	1,710,608
GFSC	196	57	253	2,371	2,624
Check loans	8	—	8	2,084	2,092
Leases	53	576	629	21,003	21,632
Total loans	$14,376	$20,354	$34,730	$6,873,687	$6,908,417
(1) Includes an aggregate of $0.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $67.7 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

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

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at September 30, 2021 and December 31, 2020 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2021 follows:

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$195,565	$225,189	$111,003	$58,680	$47,081	$74,703	$439,145	$1,151,366
Special Mention	—	1,711	477	390	101	—	6,916	9,595
Substandard	612	787	593	1,371	680	8,084	404	12,531
Doubtful	1,167	912	372	321	1,903	496	691	5,862
Total	$197,344	$228,599	$112,445	$60,762	$49,765	$83,283	$447,156	$1,179,354

Commercial, financial and agricultural: PPP
Risk rating
Pass	$117,405	$14,078	$—	$—	$—	$—	$—	$131,483
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$117,405	$14,078	$—	$—	$—	$—	$—	$131,483

Commercial real estate (1)
Risk rating
Pass	$274,406	$453,316	$251,647	$167,526	$120,190	$345,899	$11,767	$1,624,751
Special Mention	1,571	12,615	34,376	10,602	7,725	18,777	3,590	89,256
Substandard	1,429	3,866	4,679	12,175	8,486	15,587	439	46,661
Doubtful	—	—	245	—	47	636	—	928
Total	$277,406	$469,797	$290,947	$190,303	$136,448	$380,899	$15,796	$1,761,596

Construction real estate: Commercial
Risk rating
Pass	$65,351	$85,633	$43,410	$5,308	$1,900	$5,250	$22,951	$229,803
Special Mention	—	—	98	699	—	—	282	1,079
Substandard	—	54	7	267	—	—	—	328
Doubtful	—	—	—	—	—	—	—	—
Total	$65,351	$85,687	$43,515	$6,274	$1,900	$5,250	$23,233	$231,210

Residential Real Estate: Commercial
Risk rating
Pass	$106,322	$172,182	$65,248	$46,258	$29,798	$86,348	$14,615	$520,771
Special Mention	96	—	413	80	—	507	337	1,433
Substandard	615	22	809	1,977	64	1,026	166	4,679
Doubtful	—	—	—	—	244	24	—	268
Total	$107,033	$172,204	$66,470	$48,315	$30,106	$87,905	$15,118	$527,151

Leases
Risk rating
Pass	$5,179	$6,398	$4,017	$2,652	$907	$1,057	$—	$20,210
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	792	—	41	—	75	—	908
Doubtful	—	76	354	21	47	16	—	514
Total	$5,179	$7,266	$4,371	$2,714	$954	$1,148	$—	$21,632

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Total Commercial Loans
Risk rating
Pass	$764,228	$956,796	$475,325	$280,424	$199,876	$513,257	$488,478	$3,678,384
Special Mention	1,667	14,326	35,364	11,771	7,826	19,284	11,125	101,363
Substandard	2,656	5,521	6,088	15,831	9,230	24,772	1,009	65,107
Doubtful	1,167	988	971	342	2,241	1,172	691	7,572
Total	$769,718	$977,631	$517,748	$308,368	$219,173	$558,485	$501,303	$3,852,426
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

The table below presents the recorded investment by loan grade at December 31, 2020 for all commercial loans:

	December 31, 2020
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

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$4,033	$—	$—	$—	$—	$—	$—	$4,033
Nonperforming	—	—	—	—	—	—	—	—
Total	$4,033	$—	$—	$—	$—	$—	$—	$4,033

Construction Real Estate: Retail
Performing	$47,057	$49,942	$7,649	$3,045	$1,556	$2,326	$80	$111,655
Nonperforming	—	—	—	—	—	22	—	22
Total	$47,057	$49,942	$7,649	$3,045	$1,556	$2,348	$80	$111,677

Residential Real Estate: Mortgage
Performing	$195,203	$217,391	$123,465	$75,441	$63,593	$356,491	$—	$1,031,584
Nonperforming	—	629	814	861	841	17,364	—	20,509
Total	$195,203	$218,020	$124,279	$76,302	$64,434	$373,855	$—	$1,052,093

Residential Real Estate: HELOC
Performing	$299	$—	$158	$22	$43	$2,490	$161,062	$164,074
Nonperforming	—	—	—	39	70	1,878	393	2,380
Total	$299	$—	$158	$61	$113	$4,368	$161,455	$166,454

Residential Real Estate: Installment
Performing	$—	$7	$553	$142	$1,231	$2,674	$—	$4,607
Nonperforming	—	13	2	43	85	1,660	—	1,803
Total	$—	$20	$555	$185	$1,316	$4,334	$—	$6,410

Consumer: Consumer
Performing	$544,465	$558,784	$293,738	$138,496	$77,438	$72,314	$22,623	$1,707,858
Nonperforming	129	482	772	426	243	698	—	2,750
Total	$544,594	$559,266	$294,510	$138,922	$77,681	$73,012	$22,623	$1,710,608

Consumer: GFSC
Performing	$—	$333	$1,581	$452	$110	$(81)	$125	$2,520
Nonperforming	—	—	70	19	15	—	—	104
Total	$—	$333	$1,651	$471	$125	$(81)	$125	$2,624

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,092	$2,092
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,092	$2,092

Total Consumer Loans
Performing	$791,057	$826,457	$427,144	$217,598	$143,971	$436,214	$185,982	$3,028,423
Nonperforming	129	1,124	1,658	1,388	1,254	21,622	393	27,568
Total	$791,186	$827,581	$428,802	$218,986	$145,225	$457,836	$186,375	$3,055,991

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

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. At September 30, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2021 and December 31, 2020 was $8.7 million and $11.2 million, respectively.

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

During the twenty-one months ended September 30, 2021, Park modified 5,131 consumer loans, with an aggregate balance of $79.5 million, and modified 1,406 commercial loans, with an aggregate balance of $513.3 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park has worked with borrowers impacted by the COVID-19 pandemic and provided modifications to include either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. A majority of these modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. In accordance with this guidance, such modified loans are considered current and continue to accrue interest during the deferral period.

Certain other loans which were modified during the three-month and nine-month periods ended September 30, 2021 and 2020 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At September 30, 2021 and December 31, 2020, there were $26.1 million and $25.8 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2021 and December 31, 2020, $16.2 million and $12.9 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At September 30, 2021 and December 31, 2020, loans totaling $18.8 million and $20.9 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At September 30, 2021 and December 31, 2020, Park had commitments to lend $6.8 million and $6.7 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At September 30, 2021 and December 31, 2020, there were $0.5 million and $0.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2021 and 2020 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the respective borrowers would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. There were $156,000 and $174,000 of additional specific reserves recorded during the three-month and nine-month periods ended September 30, 2021, respectively, as a result of TDRs identified in the period. There were no additional specific reserves recorded during either the three-month or nine-month periods ended September 30, 2020 as a result of TDRs identified in the period.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were $58,000 and $4.0 million of TDR classifications removed during the three-month and nine-month periods ended September 30, 2021, respectively. The TDR classification was removed on $709,000 and $1.6 million of loans during the three-month and nine-month periods ended September 30, 2020, respectively.

The terms of certain other loans were modified during the three-month and nine-month periods ended September 30, 2021 and 2020 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were no substandard commercial loans modified during the three-month and nine-month periods ended September 30, 2021 and September 30, 2020, which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during the three-month and nine-month periods ended September 30, 2021 which did not meet the definition of a TDR had a total recorded investment of $2.0 million and $4.8 million, respectively. Excluding COVID-19 related modifications, consumer loans modified during the three-month and nine-month periods ended September 30, 2020 which did not meet the definition of a TDR had a total recorded investment of $16.7 million and $58.2 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended September 30, 2021 and 2020, as well as the amortized cost/recorded investment of these contracts at September 30, 2021 and 2020. The amortized cost/recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended September 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	5	$383	$868	$1,251
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	5	—	5,053	5,053
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	2	96	125	221
Mortgage	3	—	102	102
HELOC	1	33	—	33
Installment	1	55	—	55
Consumer:
Consumer	28	15	250	265
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	45	$582	$6,398	$6,980

	Three Months Ended September 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	3	$35	$117	$152
Commercial real estate	4	—	359	359
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	5	258	109	367
HELOC	1	21	—	21
Installment	3	12	7	19
Consumer	64	109	479	588
Total loans	80	$435	$1,071	$1,506

Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2021, $4.5 million were on nonaccrual status at December 31, 2020. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2020, $0.1 million were on nonaccrual status at December 31, 2019.

The following tables detail the number of contracts modified as TDRs during the nine-month periods ended September 30, 2021 and 2020, as well as the amortized cost/recorded investment of these contracts at September 30, 2021 and 2020. The amortized cost/recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Nine Months Ended September 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	9	$383	$899	$1,282
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	13	1,571	6,137	7,708
Construction real estate:				—
Commercial	1	98	—	98
Retail	—	—	—	—
Residential real estate:				—
Commercial	5	96	528	624
Mortgage	13	148	377	525
HELOC	5	80	106	186
Installment	7	93	27	120
Consumer:				—
Consumer	104	137	379	516
GFSC	—		—	—
Check loans	—		—	—
Leases	1		351	351
Total loans	158	$2,606	$8,804	$11,410

	Nine Months Ended September 30, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	10	$117	$1,110	$1,227
Commercial real estate	8	1,136	2,068	3,204
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	10	—	10
Installment	1	—	14	14
Residential real estate:
Commercial	1	—	8	8
Mortgage	24	735	1,005	1,740
HELOC	6	25	18	43
Installment	16	191	63	254
Consumer	177	235	655	890
Total loans	244	$2,449	$4,941	$7,390

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2021, $6.1 million were on nonaccrual status at December 31, 2020. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2020, $0.4 million were on nonaccrual status at December 31, 2019.

The following tables present the amortized cost/recorded investment in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2021 and 2020, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
Commercial, financial and agricultural:			—	$—
Commercial, financial and agricultural	—	$—	(1)	(1)
PPP loans	—	—	(1)	(1)
Overdrafts	—	—	(1)	(1)
Commercial real estate	—	—	1	50
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	1	14
Residential real estate:
Commercial	—	—	—	—
Mortgage	4	330	4	365
HELOC	1	95	1	16
Installment	1	4	1	16
Consumer			26	263
Consumer	15	122	(1)	(1)
GFSC	—	—	(1)	(1)
Check loans	—	—	(1)	(1)
Leases	—	—	—	—
Total loans	21	$551	34	$724
(1) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

Of the $0.6 million in modified TDRs which defaulted during the three-month period ended September 30, 2021, $29,000 were accruing loans and $0.5 million were nonaccrual loans. Of the $0.7 million in modified TDRs which defaulted during the three-month period ended September 30, 2020, $65,000 were accruing loans and $0.7 million were nonaccrual loans.

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
Commercial, financial and agricultural:			2	89
Commercial, financial and agricultural	—	—	(1)	(1)
PPP loans	—	—	(1)	(1)
Overdrafts	—	—	(1)	(1)
Commercial real estate	—	—	2	278
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	1	14
Residential real estate:
Commercial	—	—	1	8
Mortgage	6	396	8	768
HELOC	1	95	1	16
Installment	2	32	2	28
Consumer			32	365
Consumer	16	128	(1)	(1)
GFSC	—	—	(1)	(1)
Check loans	—	—	(1)	(1)
Leases	1	351	—	—
Total loans	26	$1,002	49	$1,566
(1) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

Of the $1.0 million in modified TDRs which defaulted during the nine-month period ended September 30, 2021, $29,000 were accruing loans and $1.0 million were nonaccrual loans. Of the $1.6 million in modified TDRs which defaulted during the nine-month period ended September 30, 2020, $621,000 were accruing loans and $945,000 were nonaccrual loans.

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
◦As of June 30, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 2.85% and 3.92% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2021, management considered this improved economic forecast and other positive economic indicators while balancing the risks associated with the COVID-19 pandemic, including the continued risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 55% and the "moderate recession" scenario 45% at June 30, 2021. Management believed that the resulting quantitative reserve appropriately balanced economic improvement with the ongoing risks.
◦As of September 30, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease, to a range between 3.03% and 4.02%, during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2021, management considered a number of less optimistic economic indicators, including: a slight uptick in Ohio unemployment, which was contrary to the forecast; increased COVID cases; decreased consumer confidence; and decreased occupancy, among others. Considering these factors, management determined it was appropriate to return to the March 31, 2021 weighting and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2021.

Qualitative Considerations
Park reviews various internal and external factors to consider the need for any qualitative adjustments to the quantitative model. Factors considered include the following:
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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of September 30, 2021, additional reserves totaling $4.6 million were added for these portfolios on top of the quantitative reserve already calculated. This is an increase from $3.4 million as of June 30, 2021 and $4.5 million as of March 31, 2021 and reflects the previously discussed uncertainty regarding sustained economic improvement due to COVID-19. The $4.6 million in additional COVID-19-related reserves as of September 30, 2021 is also an increase compared to $3.8 million as of December 31, 2020, which had been calculated under the previous incurred loss methodology.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	September 30, 2021
(in thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$123,249	$1,854
Restaurants and food service	33,373	754
Strip shopping centers	177,635	1,961
Total	$334,257	$4,569

Additionally, management applied a 1.00% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This is an increase from 0.50% at June 30, 2021 and considers some decline in various economic conditions due to the Delta variant and a decline in hotel occupancy rates. At September 30, 2021, Park's originated hotels and accommodation loans had a balance of $193.8 million with an additional reserve related to valuation risks of $1.9 million.

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

As of September 30, 2021, Park had $131.5 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month and nine-month periods ended September 30, 2021 and September 30, 2020 is summarized in the following tables.

	Three Months Ended September 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,222	$22,749	$5,670	$13,113	$26,261	$562	$83,577
Charge-offs	221	—	—	—	781	—	1,002
Recoveries	132	428	1,597	729	696	—	3,582
Net charge-offs/(recoveries)	$89	$(428)	$(1,597)	$(729)	$85	$—	$(2,580)
Provision for (recovery of) credit loss	843	2,991	(1,003)	(2,080)	1,483	(262)	1,972
Ending balance	$15,976	$26,168	$6,264	$11,762	$27,659	$300	$88,129

	Three Months Ended September 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$23,476	$16,469	$6,828	$10,507	$15,624	$572	$73,476
Charge-offs	241	45	—	34	1,208	1	1,529
Recoveries	181	47	35	189	803	—	1,255
Net charge-offs/(recoveries)	$60	$(2)	$(35)	$(155)	$405	$1	$274
Provision for credit loss	3,571	6,417	1,544	546	1,750	8	13,836
Ending balance	$26,987	$22,888	$8,407	$11,208	$16,969	$579	$87,038

	Nine Months Ended September 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance, prior to adoption of ASC 326	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	675	—	—	37	3,061	—	3,773
Recoveries	487	724	2,078	859	2,912	—	7,060
Net charge-offs/(recoveries)	$188	$(724)	$(2,078)	$(822)	$149	$—	$(3,287)
Recovery of credit loss	(1,187)	(155)	(1,204)	(3,544)	(535)	(298)	(6,923)
Ending balance	$15,976	$26,168	$6,264	$11,762	$27,659	$300	$88,129

	Nine Months Ended September 30, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	1,041	45	6	176	5,060	16	6,344
Recoveries	1,061	690	628	457	2,654	—	5,490
Net (recoveries)/charge-offs	$(20)	$(645)	$(622)	$(281)	$2,406	$16	$854
Provision for credit loss	6,764	12,014	2,474	2,317	7,164	480	31,213
Ending balance	$26,987	$22,888	$8,407	$11,208	$16,969	$579	$87,038

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2021 and December 31, 2020, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2021 and December 31, 2020, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2020 Form 10-K).

The composition of the ACL at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,183	$180	$—	$—	$—	$103	$3,466
Collectively evaluated for impairment	12,793	25,988	6,264	11,762	27,659	197	84,663
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,976	$26,168	$6,264	$11,762	$27,659	$300	$88,129

Loan balance:
Loans individually evaluated for impairment	$22,018	$50,541	$442	$4,857	$—	$1,406	$79,264
Loans collectively evaluated for impairment	1,292,601	1,704,527	341,480	1,746,339	1,715,324	20,177	6,820,448
Loans acquired with deteriorated credit quality	251	6,528	965	912	—	49	8,705
Total ending loan balance	$1,314,870	$1,761,596	$342,887	$1,752,108	$1,715,324	$21,632	$6,908,417

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	14.46%	0.36%	—%	—%	—%	7.33%	4.37%
Loans collectively evaluated for impairment	0.99%	1.52%	1.83%	0.67%	1.61%	0.98%	1.24%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.22%	1.49%	1.83%	0.67%	1.61%	1.39%	1.28%

	December 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,758	$1,316	$—	$16	$—	$344	$5,434
Collectively evaluated for impairment	21,809	22,093	7,288	11,292	17,418	174	80,074
Acquired with deteriorated credit quality	41	71	—	55	—	—	167
Total ending allowance balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675

Loan balance:
Loans individually evaluated for impairment	$28,811	$70,334	$3,110	$4,557	$—	$1,595	$108,407
Loans collectively evaluated for impairment	1,559,842	1,670,510	339,312	1,806,126	1,659,704	22,731	7,058,225
Loans acquired with deteriorated credit quality	336	7,345	999	2,361	—	112	11,153
Total ending loan balance	$1,588,989	$1,748,189	$343,421	$1,813,044	$1,659,704	$24,438	$7,177,785

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	13.04%	1.87%	—%	0.35%	—%	21.57%	5.01%
Loans collectively evaluated for impairment	1.40%	1.32%	2.15%	0.63%	1.05%	0.77%	1.13%
Loans acquired with deteriorated credit quality	12.20%	0.97%	—%	2.33%	—%	—%	1.50%
Total	1.61%	1.34%	2.12%	0.63%	1.05%	2.12%	1.19%

Recorded investment:
Loans individually evaluated for impairment	$28,836	$70,357	$3,110	$4,557	$—	$1,595	$108,455
Loans collectively evaluated for impairment	1,566,344	1,676,388	340,116	1,808,892	1,664,214	22,745	7,078,699
Loans acquired with deteriorated credit quality	337	7,461	1,002	2,372	—	112	11,284
Total ending recorded investment	$1,595,517	$1,754,206	$344,228	$1,815,821	$1,664,214	$24,452	$7,198,438

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2021 and December 31, 2020, respectively, Park had $8.9 million and $31.7 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $8.8 million and $30.9 million at September 30, 2021 and December 31, 2020, respectively. The gain expected upon sale was $175,000 and $753,000 at September 30, 2021 and December 31, 2020, respectively. None of these loans were 90 days or more past due or on nonaccrual status at September 30, 2021 or December 31, 2020.

Note 8 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month and nine-month periods ended September 30, 2021 and 2020.

(in thousands)	Goodwill	Other intangible assets	Total
July 1, 2020	$159,595	$10,310	$169,905
Amortization	—	525	525
September 30, 2020	$159,595	$9,785	$169,380

July 1, 2021	$159,595	$8,302	$167,897
Amortization	—	420	420
September 30, 2021	$159,595	$7,882	$167,477

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2019	$159,595	$11,523	$171,118
Amortization	—	1,738	1,738
September 30, 2020	$159,595	$9,785	$169,380

December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	1,378	1,378
September 30, 2021	$159,595	$7,882	$167,477

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2021, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$6,574	$14,456	$5,196
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$7,874	$15,756	$6,496

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $420,000 and $525,000 for the three months ended September 30, 2021 and 2020, respectively, and was $1.4 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Three months ending December 31, 2021	$420
2022	1,487
2023	1,323
2024	1,215
2025	1,042

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Affordable housing tax credit investments	$60,457	$56,024
Unfunded commitments	33,116	29,298

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2021 and 2031.

Park recognized amortization expense of $1.9 million and $1.8 million, respectively, for the three months ended September 30, 2021 and 2020, and recognized $5.6 million and $5.5 million for each of the nine months ended September 30, 2021 and 2020, which were included within the provision for income taxes. Additionally, during the three months ended September 30, 2021 and 2020, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $1.9 million and $2.3 million, respectively, and during the nine months ended September 30, 2021 and 2020, recognized $7.2 million and $6.9 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at September 30, 2021 and December 31, 2020 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2021	December 31, 2020
OREO:
Commercial real estate	$—	$625
Residential real estate	813	806
Total OREO	$813	$1,431

Loans in process of foreclosure:
Residential real estate	$1,397	$1,643

In addition to real estate, Park may also repossess different types of collateral. At both September 30, 2021 and December 31, 2020, Park had $3.6 million in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. At both dates presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $2.12 billion at September 30, 2021, $1.97 billion at December 31, 2020 and $1.79 billion at September 30, 2020. At September 30, 2021, $3.5 million of the sold mortgage loans were sold with recourse, compared to $1.7 million at December 31, 2020 and $2.0 million at September 30, 2020. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2021 and December 31, 2020, management had established reserves of $39,000 and $30,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Mortgage servicing rights:
Carrying amount, net, beginning of period	$14,316	$9,505	$12,210	$10,070
Additions	1,114	2,987	4,061	5,796
Amortization	(835)	(1,254)	(2,753)	(2,853)
Change in valuation allowance	(39)	(198)	1,038	(1,973)
Carrying amount, net, end of period	$14,556	$11,040	$14,556	$11,040

Valuation allowance:
Beginning of period	$2,112	$2,600	$3,189	$825
Change in valuation allowance	39	198	(1,038)	1,973
End of period	$2,151	$2,798	$2,151	$2,798

Servicing fees included in other service income were $1.4 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and were $4.0 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At September 30, 2021 and December 31, 2020, all of Park's leases were classified as operating leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at September 30, 2021 were $13.4 million and $14.5 million, respectively. At December 31, 2020, the carrying amounts of Park's ROU asset and lease liability were $15.1 million and $16.1 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three months and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease cost
Operating lease cost	$705	$905	$2,124	$2,671
Sublease income	(63)	(95)	(189)	(289)
Total lease cost	$642	$810	$1,935	$2,382

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$777	$906	$2,329	$2,710
ROU assets obtained in exchange for new operating lease liabilities	$367	$25	$547	$7,794
Reductions to ROU assets resulting from reductions to lease obligations	$(695)	$(789)	$(2,074)	$(2,347)

At September 30, 2021 and December 31, 2020, Park's operating leases had a weighted average remaining term of 6.8 years and 7.2 years, respectively. The weighted average discount rate of Park's operating leases was 2.3% at both September 30, 2021 and December 31, 2020.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2021
3 months ending December 31, 2021	$783
2022	3,085
2023	2,944
2024	1,791
2025	1,451
Thereafter	5,602
Total undiscounted minimum lease payments	$15,656
Present value adjustment	(1,176)
Total lease liabilities	$14,480

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

At September 30, 2021 and December 31, 2020, Park's repurchase agreement borrowings totaled $211 million and $317 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a fair value of $319 million and $366 million at September 30, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2021 and December 31, 2020, Park had $909 million and $439 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$210,979	$—	$—	$—	$210,979

	December 31, 2020
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$317,230	$—	$—	$—	$317,230

Note 14 - Derivatives

Park uses certain derivative financial instruments (or "derivatives") to meet the needs of its clients while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative financial instruments utilized by Park follows.

Interest Rate Swaps
Park utilizes interest rate swap agreements as part of its asset-liability management strategy to help manage its interest rate risk position and as a means to meet the financing, interest rate and other risk management needs of qualifying commercial banking customers. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both September 30, 2021 and December 31, 2020 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $30.1 million and $33.3 million at September 30, 2021 and December 31, 2020, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and nine-month periods ended September 30, 2021 and September 30, 2020. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of September 30, 2021 and December 31, 2020 follows:

	September 30, 2021		December 31, 2020
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$30,118	$25,000	$33,310
Weighted average pay rates	2.595%	4.664%	2.595%	4.695%
Weighted average receive rates	0.134%	4.664%	0.218%	4.695%
Weighted average maturity (years)	0.7	8.5	1.5	9.3
Unrealized losses	$436	$—	$885	$—

Interest expense recorded on swap transactions was $157,000 and $140,000 for the three-month periods ended September 30, 2021 and 2020, respectively, and was $457,000 and $272,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

Interest Rate Swaps
The following table presents the net gains (losses), net of income taxes, recorded in OCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$117	$—	$—

	Three Months Ended September 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$111	$—	$—

	Nine Months Ended September 30, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$355	$—	$—

	Nine Months Ended September 30, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(357)	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of September 30, 2021 and December 31, 2020.

(In thousands)	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	30,118	2,258	33,310	3,934
Matched interest rate swaps with counterparty	—	—	—	—
Total included in other assets	$30,118	$2,258	$33,310	$3,934

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(436)	$25,000	$(885)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—	—	—
Matched interest rate swaps with counterparty	30,118	(2,258)	33,310	(3,934)
Total included in other liabilities	$55,118	$(2,694)	$58,310	$(4,819)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designated as hedge relationships. The fair value of an interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the Condensed Consolidated Statements of Income.

At September 30, 2021 and December 31, 2020, Park had $15.9 million and $58.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $0.4 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both September 30, 2021 and December 31, 2020, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of income tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2021 and 2020:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on debt securities AFS	Total
Beginning balance at July 1, 2021	$(34,421)	$(460)	$31,951	$(2,930)
Other comprehensive income (loss) before reclassifications	—	117	(4,997)	(4,880)
Net current period other comprehensive income (loss)	—	117	(4,997)	(4,880)
Ending balance at September 30, 2021	$(34,421)	$(343)	$26,954	$(7,810)

Beginning balance at July 1, 2020	$(26,674)	$(922)	$41,457	$13,861
Amounts reclassified from accumulated other comprehensive income	—	—	21	21
Other comprehensive income before reclassifications	—	111	207	318
Net current period other comprehensive income	—	111	228	339
Ending balance at September 30, 2020	$(26,674)	$(811)	$41,685	$14,200

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on debt securities AFS	Total
Beginning balance at January 1, 2021	$(34,421)	$(698)	$40,690	$5,571
Other comprehensive income (loss) before reclassifications	—	355	(13,736)	(13,381)
Net current period other comprehensive income (loss)	—	355	(13,736)	(13,381)
Ending balance at September 30, 2021	$(34,421)	$(343)	$26,954	$(7,810)

Beginning balance at January 1, 2020	$(26,674)	$(454)	$17,539	$(9,589)
Amounts reclassified from accumulated other comprehensive income	—	—	(2,596)	(2,596)
Other comprehensive (loss) income before reclassifications	—	(357)	26,742	26,385
Net current period other comprehensive (loss) income	—	(357)	24,146	23,789
Ending balance at September 30, 2020	$(26,674)	$(811)	$41,685	$14,200

During the three-month and nine-month periods ended September 30, 2021, there were no reclassifications out of accumulated other comprehensive income (loss). During the three-month period ended September 30, 2020, there was $27,000 ($21,000 net of tax) reclassified out of accumulated other comprehensive income due to net losses on the sale of debt securities AFS. During the nine-month period ended September 30, 2020, there was $3.3 million ($2.6 million net of tax) reclassified out of accumulated other comprehensive income due to net gains on the sale of debt securities AFS. These gains were recorded within "Net gain on the sale of debt securities" on the Consolidated Condensed Statements of Income.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2021	2020	2021	2020
Numerator:
Net income	$35,434	$30,846	$117,397	$82,723
Denominator:
Weighted-average common shares outstanding	16,292,312	16,300,720	16,315,996	16,300,250
Effect of dilutive PBRSUs and TBRSUs	131,600	93,072	129,572	98,100
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,423,912	16,393,792	16,445,568	16,398,350
Earnings per common share:
Basic earnings per common share	$2.17	$1.89	$7.20	$5.07
Diluted earnings per common share	$2.16	$1.88	$7.14	$5.04

Park awarded 61,890 and 62,265 PBRSUs to certain employees during the nine months ended September 30, 2021 and 2020, respectively. No PBRSU's were awarded during either of the three months ended September 30, 2021 or 2020.

Park repurchased an aggregate of 137,659 common shares during both the three months and nine months ended September 30, 2021, to fund the PBRSUs, the TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. Park repurchased an aggregate of 76,000 common shares during the nine months ended September 30, 2020, to fund the PBRSUs, the TBRSUs and common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). No common shares were repurchased during the three months ended September 30, 2020.

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

	Operating Results for the three months ended September 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$82,835	$(1,233)	$81,602
Provision for (recovery of) credit losses	4,276	(2,304)	1,972
Other income	31,332	1,079	32,411
Other expense	64,663	3,826	68,489
Income (loss) before income taxes	$45,228	$(1,676)	$43,552
Income tax expense (benefit)	8,777	(659)	8,118
Net income (loss)	$36,451	$(1,017)	$35,434

Assets (at September 30, 2021)	$10,012,868	$21,150	$10,034,018

	Operating Results for the three months ended September 30, 2020
(In thousands)	PNB	All Other	Total
Net interest income	$83,795	$45	$83,840
Provision for (recovery of) loan losses	13,839	(3)	13,836
Other income	35,430	1,128	36,558
Other expense	65,590	4,269	69,859
Income (loss) before income taxes	$39,796	$(3,093)	$36,703
Income tax expense (benefit)	6,908	(1,051)	5,857
Net income (loss)	$32,888	$(2,042)	$30,846

Assets (at September 30, 2020)	$9,195,911	$44,095	$9,240,006

	Operating Results for the nine months ended September 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$247,596	$(1,409)	$246,187
Recovery of credit losses	(3,670)	(3,253)	(6,923)
Other income	95,258	2,480	97,738
Other expense	195,361	12,393	207,754
Income (loss) before income taxes	$151,163	$(8,069)	$143,094
Income tax expense (benefit)	28,694	(2,997)	25,697
Net income (loss)	$122,469	$(5,072)	$117,397

	Operating Results for the nine months ended September 30, 2020
(In thousands)	PNB	All Other	Total
Net interest income	$238,900	$2,409	$241,309
Provision for (recovery of) loan losses	32,256	(1,043)	31,213
Other income	89,920	88	90,008
Other expense	187,661	13,273	200,934
Income (loss) before income taxes	$108,903	$(9,733)	$99,170
Income tax expense (benefit)	19,357	(2,910)	16,447
Net income (loss)	$89,546	$(6,823)	$82,723

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and nine-month periods ended September 30, 2021 and 2020. The reconciling amounts for consolidated total assets for the periods ended September 30, 2021 and 2020 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options, nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan were to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of September 30, 2021, there were no common shares subject to PBRSUs issued under the 2013 Incentive Plan outstanding.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2021, 463,110 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2021, 100,250 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

The 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP have replaced the provisions of the 2013 Incentive Plan with respect to the grant of future awards. As a result of the approval of the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, Park has not granted and will not grant any additional awards under the 2013 Incentive Plan after April 24, 2017. Awards made under the 2013 Incentive Plan have vested or have expired.

During the nine months ended September 30, 2021 and 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 61,890 and 62,265 common shares, respectively, to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended September 30, 2021 or 2020.

As of September 30, 2021, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled will be subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the nine months ended September 30, 2021 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2021	204,108
Granted	61,890
Vested	(48,106)
Forfeited	(1,458)
Adjustment for performance conditions of PBRSUs (1)	(2,551)
Nonvested at September 30, 2021 (2)	213,883
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of September 30, 2021, an aggregate of 197,311 PBRSUs and TBRSUs are expected to vest.

A summary of awards vested during the three months and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PBRSU and TBRSU vested	4,427	6,205	48,106	44,379
Common shares withheld to satisfy employee income tax withholding obligations	1,348	1,860	18,429	14,036
Net common shares issued	3,079	4,345	29,677	30,343

Share-based compensation expense of $1.2 million was recognized for each of the three-month periods ended September 30, 2021 and 2020, and share-based compensation expense of $4.5 million and $3.7 million was recognized for the nine-month periods ended September 30, 2021 and 2020, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at September 30, 2021:

(In thousands)
Three months ending December 31, 2021	$1,204
2022	3,971
2023	2,563
2024	1,059
2025	169
Total	$8,966
Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or nine-month periods ended September 30, 2021 and 2020.

The following table shows the components of net periodic pension benefit expense:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2021	2020	2021	2020
Service cost	$2,479	$2,080	$7,437	$6,240	Employee benefits
Interest cost	1,340	1,320	4,020	3,960	Other components of net periodic pension benefit income
Expected return on plan assets	(3,933)	(3,602)	(11,799)	(10,806)	Other components of net periodic pension benefit income
Recognized net actuarial loss and prior service costs	555	294	1,665	882	Other components of net periodic pension benefit income
Net periodic pension benefit expense	$441	$92	$1,323	$276

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2021	2020	2021	2020
Service cost	$203	$218	$611	$801	Employee benefits
Interest cost	150	134	448	401	Miscellaneous expense
Total SERP expense	$353	$352	$1,059	$1,202

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$299,094	$—	$299,094
U.S. Government sponsored entities’ asset-backed securities	—	857,149	—	857,149
Collateralized loan obligations	387,682	—	—	387,682
Corporate debt securities	—	9,293	—	9,293
Equity securities	1,579	—	491	2,070
Mortgage loans held for sale	—	8,944	—	8,944
Mortgage IRLCs	—	404	—	404
Loan interest rate swaps	—	2,258	—	2,258

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	436	—	436
Loan interest rate swaps	—	2,258	—	2,258

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$305,218	$—	$305,218
U.S. Government sponsored entities’ asset-backed securities	—	752,109	—	752,109
Corporate debt securities	—	2,014	—	2,014
Equity securities	2,026	—	485	2,511
Mortgage loans held for sale	—	31,666	—	31,666
Mortgage IRLCs	—	1,545	—	1,545
Loan interest rate swaps	—	3,934	—	3,934

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	885	—	885
Loan interest rate swaps	—	3,934	—	3,934

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

The tables below present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and nine-month periods ended September 30, 2021 and 2020, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2021 and 2020
(In thousands)	Equity Securities	Fair value swap
Balance at July 1, 2021	$490	$(226)
Total gains
Included in other income	1	—
Balance at September 30, 2021	$491	$(226)

Balance at July 1, 2020	$471	$(226)
Total gains
Included in other income	13	—
Balance at September 30, 2020	$484	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2021 and 2020
(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2021	$485	$(226)
Total gains
Included in other income	6	—
Balance at September 30, 2021	$491	$(226)

Balance at January 1, 2020	$456	$(226)
Total gains
Included in other income	28	—
Balance at September 30, 2020	$484	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of September 30, 2021 and December 31, 2020, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of September 30, 2021 and December 31, 2020, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at September 30, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2021
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$571	$571
Residential real estate	—	—	277	277
Total impaired loans recorded at fair value	$—	$—	$848	$848

MSRs	$—	$14,286	$—	$14,286

OREO recorded at fair value:
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$6,749	$6,749
Residential real estate	—	—	175	175
Total impaired loans recorded at fair value	$—	$—	$6,924	$6,924

MSRs	$—	$12,179	$—	$12,179

OREO recorded at fair value:
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

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

	September 30, 2021
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$1,028	$240	$180	$848
Remaining impaired loans	78,236	448	3,286	74,950
Total impaired loans	$79,264	$688	$3,466	$75,798

	December 31, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$8,256	$269	$1,332	$6,924
Remaining impaired loans	100,199	386	4,102	96,097
Total impaired loans	$108,455	$655	$5,434	$103,021

The (expense) income from credit adjustments related to impaired loans carried at fair value was $(83,000) and $(3.1) million for the three-month periods ended September 30, 2021 and 2020, respectively, and was $462,000 and $(3.5) million for the nine-month periods ended September 30, 2021 and 2020, respectively.

MSRs totaled $14.6 million at September 30, 2021. Of this $14.6 million MSR carrying balance, $14.3 million was recorded at fair value and included a valuation allowance of $2.2 million. The remaining $0.3 million was recorded at cost, as the fair value exceeded cost at September 30, 2021. At December 31, 2020, MSRs totaled $12.2 million. Of this $12.2 million MSR carrying balance, $12.2 million was recorded at fair value and included a valuation allowance of $3.2 million. The remaining $31,000 was recorded at cost, as the fair value exceeded cost at December 31, 2020. The (expense) income related to MSRs carried at fair value during the three months ended September 30, 2021 and 2020 was $(39,000) and $(198,000), respectively, and was $1.0 million and $(2.0) million for the nine months ended September 30, 2021 and 2020, respectively.

Total OREO held by Park at September 30, 2021 and December 31, 2020 was $0.8 million and $1.4 million, respectively. Approximately 90% and 51% of OREO held by Park at September 30, 2021 and December 31, 2020, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At both September 30, 2021 and December 31, 2020, OREO held at fair value, less estimated selling costs, amounted to $735,000. There was no expense related to OREO fair value adjustments for either of the three-month or nine-month periods ended September 30, 2021. The net income related to OREO fair value adjustments was $115,000 and $80,000 for the three-month and nine-month periods ended September 30, 2020, respectively

Other repossessed assets totaled $3.6 million at September 30, 2021, of which $3.2 million were recorded at fair value. Other repossessed assets totaled $3.6 million at December 31, 2020, of which $3.2 million were recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets during either of the three-month or nine-month periods ended September 30, 2021. There was $207,000 of expense related to fair value adjustments on other repossessed assets during the three-month and nine month periods ended September 30, 2020.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

September 30, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$571	Sales comparison approach	Adj to comparables	0.0% - 232.0% (25.9%)

Residential real estate	$277	Sales comparison approach	Adj to comparables	0.5% - 64.3% (9.5%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:
Residential real estate	$735	Sales comparison approach	Adj to comparables	5.0% - 32.5% (19.1%)

Balance at December 31, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$6,749	Sales comparison approach	Adj to comparables	0.0% - 139.0% (11.8%)
		Income approach	Capitalization rate	9.3% - 20.0% (10.3%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)
		Cost approach	Accumulated depreciation	2.6% (2.6%)

Residential real estate	$175	Sales comparison approach	Adj to comparables	2.0% - 47.8% (11.9%)

Other real estate owned:

Residential real estate	$735	Sales comparison approach	Adj to comparables	7.8% - 9.9% (8.9%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At September 30, 2021 and December 31, 2020, Park had Partnership Investments with a NAV of $15.6 million and $15.4 million, respectively. At September 30, 2021 and December 31, 2020, Park had $5.7 million and $6.2 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2021 and 2020, Park recognized income of $513,000 and $1.3 million, respectively, and for the nine-month periods September 30, 2021 and 2020, Park recognized income (expense) of $2.4 million and $(41,000), respectively, related to these Partnership Investments.

The fair value of certain financial instruments at September 30, 2021 and December 31, 2020, was as follows:

	September 30, 2021
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$877,395	$877,395	$—	$—	$877,395
Investment securities (1)	1,553,218	387,682	1,165,536	—	1,553,218
Other investment securities (2)	2,070	1,579	—	491	2,070

Mortgage loans held for sale	8,944	—	8,944	—	8,944
Mortgage IRLCs	404	—	404	—	404
Impaired loans carried at fair value	848	—	—	848	848
Other loans, net	6,810,092	—	—	6,834,592	6,834,592
Loans receivable, net	$6,820,288	$—	$9,348	$6,835,440	$6,844,788

Financial liabilities:
Time deposits	$725,203	$—	$749,710	$—	$749,710
Other	5,389	5,389	—	—	5,389
Deposits (excluding demand deposits)	$730,592	$5,389	$749,710	$—	$755,099

Short-term borrowings	$235,979	$—	$235,979	$—	$235,979
Subordinated notes	188,099	—	197,119	—	197,119

Derivative financial instruments - assets:
Loan interest rate swaps	2,258	—	2,258	—	2,258

Derivative financial instruments - liabilities:
Fair value swap	226	—	—	226	226
Borrowing interest rate swap	436	—	436	—	436
Loan interest rate swaps	2,258	—	2,258	—	2,258
(1) Includes debt securities AFS.
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
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and nine-month periods ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,637	$—	$2,637
Employee benefit and retirement-related accounts	2,506	—	2,506
Investment management and investment advisory agency accounts	3,220	—	3,220
Other	457	—	457
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,498	—	1,498
Demand deposit account (DDA) charges	762	—	762
Other	129	—	129
Other service income (1)
Credit card	690	2	692
HELOC	100	—	100
Installment	34	—	34
Real estate	5,418	—	5,418
Commercial	281	143	424
Debit card fee income	6,453	—	6,453
Bank owned life insurance income (2)	1,022	440	1,462
ATM fees	622	—	622
Gain on sale of OREO, net	3	—	3
Gain on equity securities, net (2)	429	180	609
Other components of net periodic pension benefit income (2)	1,987	51	2,038
Miscellaneous (3)	3,084	263	3,347
Total other income	$31,332	$1,079	$32,411
(1) Of the $6.7 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $5.4 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $3.3 million, all of which are within scope of ASC 606.

	Three Months Ended September 30, 2020
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,290	$—	$2,290
Employee benefit and retirement-related accounts	1,967	—	1,967
Investment management and investment advisory agency accounts	2,695	—	2,695
Other	383	—	383
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,201	—	1,201
Demand deposit account (DDA) charges	787	—	787
Other	130	—	130
Other service income (1)
Credit card	487	1	488
HELOC	108	—	108
Installment	43	—	43
Real estate	11,806	—	11,806
Commercial	567	35	602
Debit card fee income	5,853	—	5,853
Bank owned life insurance income (2)	1,109	83	1,192
ATM fees	491	—	491
Gain on sale of OREO, net	198	371	569
Net loss on sale of debt securities (2)	(27)	—	(27)
Gain on equity securities, net (2)	739	462	1,201
Other components of net periodic pension benefit income (2)	1,940	48	1,988
Miscellaneous (3)	2,663	128	2,791
Total other income	$35,430	$1,128	$36,558
(1) Of the $13.0 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $11.7 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.8 million, all of which are within scope of ASC 606.

	Nine Months Ended September 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$7,650	$—	$7,650
Employee benefit and retirement-related accounts	7,170	—	7,170
Investment management and investment advisory agency accounts	9,345	—	9,345
Other	1,397	—	1,397
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,776	—	3,776
Demand deposit account (DDA) charges	2,325	—	2,325
Other	374	—	374
Other service income (1)
Credit card	1,906	2	1,908
HELOC	288	—	288
Installment	114	—	114
Real estate	19,867	—	19,867
Commercial	1,063	204	1,267
Debit card fee income	19,297	—	19,297
Bank owned life insurance income (2)	3,169	607	3,776
ATM fees	1,807	—	1,807
Loss on sale of OREO, net	(26)	—	(26)
Gain on equity securities, net (2)	1,758	1,128	2,886
Other components of net periodic pension benefit income (2)	5,960	154	6,114
Miscellaneous (3)	8,018	385	8,403
Total other income	$95,258	$2,480	$97,738
(1) Of the $23.4 million of aggregate revenue included within "Other service income", approximately $3.8 million is within the scope of ASC 606, with the remaining $19.6 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $8.4 million, all of which are within scope of ASC 606.

	Nine Months Ended September 30, 2020
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$6,550	$—	$6,550
Employee benefit and retirement-related accounts	5,702	—	5,702
Investment management and investment advisory agency accounts	7,852	—	7,852
Other	1,137	—	1,137
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,644	—	3,644
Demand deposit account (DDA) charges	2,289	—	2,289
Other	389	—	389
Other service income (1)
Credit card	1,544	4	1,548
HELOC	319	—	319
Installment	144	—	144
Real estate	22,228	—	22,228
Commercial	1,245	87	1,332
Debit card fee income	16,373	—	16,373
Bank owned life insurance income (2)	3,452	167	3,619
ATM fees	1,341	—	1,341
Gain on sale of OREO, net	843	371	1,214
Net gain on sale of debt securities (2)	3,286	—	3,286
Gain (loss) on equity securities, net (2)	113	(862)	(749)
Other components of net periodic pension benefit income (2)	5,820	144	5,964
Miscellaneous (3)	5,649	177	5,826
Total other income	$89,920	$88	$90,008
(1) Of the $25.6 million of aggregate revenue included within "Other service income", approximately $3.7 million is within the scope of ASC 606, with the remaining $21.9 million consisting primarily of certain residential real estate loan fees which are out of scope.
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

Risks and uncertainties that could cause actual results to differ materially include, without limitation:

•the ever-changing effects of the novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants thereof - - on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities), the availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages;
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
•changes in the federal, state, or local tax laws may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio and otherwise negatively impact our financial performance;
•the impact of the results of the 2020 U.S. elections, including on the regulatory landscape, capital markets, tax policy, infrastructure spending and social programs;
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
•changes in customers', suppliers', and other counterparties' performance and creditworthiness may be different than anticipated due to the continuing impact of and the various responses to the COVID-19 pandemic;
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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity and the annualized return on average tangible assets, for the three months and nine months ended and at September 30, 2021 and September 30, 2020. For purposes of calculating the annualized return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end.

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

Paycheck Protection Program ("PPP") Loans
Through September 30, 2021, Park had originated $768.5 million in loans as part of the PPP. These loans are not typical of Park's loan portfolio in that they are part of a specific government program to support businesses during the COVID-19 pandemic and are 100% guaranteed by the SBA. As such, management considers growth in the loan portfolio excluding PPP loans, the total allowance for credit losses to total loans ratio (excluding PPP loans), and general reserve on collectively evaluated loans as a percentage of total collectively evaluated loans (excluding PPP loans) in addition to the related U.S. GAAP metrics which are not adjusted for PPP loans.

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

Allowance for Credit Losses: Park believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section within this MD&A for additional discussion.

Fair Value: U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of debt securities AFS. The fair value of these debt securities AFS is calculated largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific debt securities but rather relying on the debt securities’ relationship to other benchmark quoted debt securities. Please see Note 20 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of September 30, 2021, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2021, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020

Summary Discussion of Results

Net income for the three months ended September 30, 2021 was $35.4 million, compared to $30.8 million for the third quarter of 2020. Diluted earnings per common share were $2.16 for the third quarter of 2021, compared to $1.88 for the third quarter of 2020. Weighted average diluted common shares outstanding were 16,423,912 for the third quarter of 2021, compared to 16,393,792 weighted average diluted common shares outstanding for the third quarter of 2020.

Net income for the nine months ended September 30, 2021 was $117.4 million, compared to $82.7 million for the first nine months of 2020. Diluted earnings per common share were $7.14 for the first nine months of 2021, compared to $5.04 for the first nine months of 2020. Weighted average diluted common shares outstanding were 16,445,568 for the first nine months of 2021, compared to 16,398,350 weighted average diluted common shares outstanding for the first nine months of 2020.

COVID-19 Considerations

Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the CARES Act PPP, participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. Throughout the pandemic, Park has implemented various physical distancing guidelines to help protect associates, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, and ATMs, by keeping drive-thru lanes open to serve customers, maintaining selective branch office openings, and offering other banking services by appointment when necessary. As of September 30, 2021, all branches have returned to normal operations.
During 2021 and 2020, Park provided calamity pay and special one-time bonuses to certain associates related to the COVID-19 pandemic. The cost of the calamity pay and special bonuses amounted to $744,000 for the three-month period ended September 30, 2020, and $1.5 million and $2.9 million for the nine-month periods ended September 30, 2021 and 2020, respectively, and is included within salaries expense. There was no calamity pay or special bonus paid during the three-month period ended September 30, 2021.

Paycheck Protection Program: During 2020, Park approved and funded 4,439 loans totaling $543.1 million under the PPP's first round of loans. These first round PPP loans had an average principal balance of $122,000. Of the $543.1 million in first round PPP loans, 21 loans totaling $68.2 million had a principal balance that was greater than $2 million. For its assistance in making and retaining the 4,439 loans, Park has received an aggregate of $20.2 million in fees from the SBA, of which $6.4 million and $13.7 million were recognized within loan interest income during the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, respectively. Park funded the PPP loans with excess on-balance sheet liquidity. At September 30, 2021, the remaining balance of the first round PPP loans funded in 2020 was $14.1 million.

During 2021, Park offered additional PPP loans as authorized under the Consolidated Appropriations Act, 2021, signed into law on December 27, 2020. Through September 30, 2021, Park had approved and funded 3,262 loans totaling $221.6 million under the second round of PPP loans. These additional second round PPP loans had an average principal balance of $68,000. None of the $221.6 million in additional second round PPP loans had a principal balance that was greater than $2 million. For its assistance in making and retaining the 3,262 second round of PPP loans, Park has received an aggregate of $12.9 million in fees from the SBA, of which $7.6 million was recognized within loan interest income during the nine months ended September 30, 2021. Park funded the second round PPP loans with excess on-balance sheet liquidity. At September 30, 2021, the remaining balance of second round PPP loans funded in 2021 was $122.3 million.

As of October 29, 2021, Park has submitted approximately 6,458 repayment requests on behalf of borrowers under the PPP to the SBA and has received $653.4 million in payments from the SBA.

Loan Modifications: During the twenty-one months ended September 30, 2021, Park modified a total of 5,131 consumer loans, with an aggregate balance of $79.5 million, and modified a total of 1,406 commercial loans, with an aggregate balance of $513.3 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans are considered current and continue to accrue interest during the deferral period.

Of the $592.8 million of COVID-19 modifications during the twenty-one months ended September 30, 2021, $30.8 million, or 0.45% of total loans, remained in deferral as of September 30, 2021 and $6.8 million were at least 30 days past due in accordance with the modified terms at September 30, 2021.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2021, for the first nine months of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019. Park's segments include PNB and "All Other" which primarily consists of Park as the "Parent Company", GFSC, and SEPH. SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

(In thousands)	Q3 2021	Q2 2021	Q1 2021	Nine months YTD 2021	Nine months YTD 2020	2020	2019
PNB	$36,451	$40,896	$45,122	$122,469	$89,546	$123,730	$113,600
All Other	(1,017)	(1,764)	(2,291)	(5,072)	(6,823)	4,193	(10,900)
Total Park	$35,434	$39,132	$42,831	$117,397	$82,723	$127,923	$102,700

Net income for the nine months ended September 30, 2021 of $117.4 million represented a $34.7 million, or 41.9%, increase compared to $82.7 million for the nine months ended September 30, 2020. Net income for each of the three and nine months ended September 30, 2021 and 2020 included several items of income and expense that impact comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

During the first quarter of 2021, Park adopted FASB Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 established the CECL methodology for estimating the allowance for credit losses. This standard was adopted prospectively on January 1, 2021, resulting in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in a $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded as of the adoption of ASU 2016-13. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for further detail.

The following discussion provides additional information regarding the segment that is made up of PNB, followed by additional information regarding All Other, which consists of the Parent Company, GFSC and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2021, for the first nine months of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q3 2021	Q2 2021	Q1 2021	Nine months YTD 2021	Nine months YTD 2020	2020	2019
Net interest income	$82,835	$82,675	$82,086	$247,596	$238,900	$326,375	$293,130
Provision for (recovery of) credit losses (1)	4,276	(3,752)	(4,194)	(3,670)	32,256	30,813	8,356
Other income	31,332	31,126	32,800	95,258	89,920	124,231	92,392
Other expense	64,663	67,122	63,576	195,361	187,661	268,938	237,433
Income before income taxes	$45,228	$50,431	$55,504	$151,163	$108,903	$150,855	$139,733
Income tax expense	8,777	9,535	10,382	28,694	19,357	27,125	26,133
Net income	$36,451	$40,896	$45,122	$122,469	$89,546	$123,730	$113,600
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of September 30, 2021 and the related provision for (recovery of) credit losses for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021 and the nine months ended September 30, 2021 were calculated utilizing this new guidance.

Net interest income of $247.6 million for the nine months ended September 30, 2021 represented a $8.7 million, or 3.6%, increase compared to $238.9 million for the nine months ended September 30, 2020. The increase was a result of a $16.9 million decrease in interest expense, partially offset by a $8.2 million decrease in interest income.

The $8.2 million decrease in interest income was primarily due to a $1.9 million decrease in investment income and a $6.3 million decrease in interest income on loans. The decrease in investment income was primarily the result of a decrease in the yield on investments, which decreased 31 basis points to 2.31% for the nine months ended September 30, 2021, compared to 2.62% for the nine months ended September 30, 2020. The decrease in interest income on loans was primarily the result of a decrease in the yield on loans, which decreased 22 basis points to 4.44% for the nine months ended September 30, 2021, compared to 4.66% for the nine months ended September 30, 2020. The decrease in yield on loans was partially offset by a $169.4 million increase in average loans from $6.89 billion for the nine months ended September 30, 2020 to $7.06 billion for the nine months ended September 30, 2021. The increase in average loans was impacted by the addition of average PPP loans of approximately $309.0 million and $312.2 million for the nine months ended September 30, 2021 and 2020, respectively, and also resulted in interest and fee income of $15.5 million and $8.7 million for the nine months ended September 30, 2021 and 2020, respectively. Excluding the impact of PPP loans, the yield on loans was 4.33% for the nine months ended September 30, 2021, a decrease of 38 basis points compared to 4.71% for the nine months ended September 30, 2020.

The $16.9 million decrease in interest expense was primarily due to a $13.8 million decrease in interest expense on deposits as well as a $3.1 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was partially the result of a decrease in the cost of deposits of 34 basis points, from 0.47% for the nine months ended September 30, 2020 to 0.13% for the nine months ended September 30, 2021. The decrease was also the result of a $63.7 million decrease in average on-balance sheet interest bearing deposits from $5.35 billion for the nine months ended September 30, 2020, to $5.28 billion for the nine months ended September 30, 2021. The decrease in on-balance sheet interest bearing deposits consisted of declines in both higher-cost time deposits and transaction accounts and was partially offset by an increase in savings deposits. During the nine months ended September 30, 2021 and the year ended December 31, 2020, Park made the decision to participate in a one-way sell (OWS) program in order to manage the balance sheet. This decision also contributed to a decline in interest bearing deposits.

The decrease in interest expense on borrowings was partially the result of a $78.3 million decrease in average borrowings from $400.1 million for the nine months ended September 30, 2020, to $321.8 million for the nine months ended September 30, 2021. The cost of borrowings also decreased by 91 basis points, from 1.53% for the nine months ended September 30, 2020 to 0.62% for the nine months ended September 30, 2021.

The recovery of credit losses of $3.7 million for the nine months ended September 30, 2021 represented a difference of $35.9 million, compared to a provision for credit losses of $32.3 million for the nine months ended September 30, 2020. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional details regarding the level of the provision for (recovery of) credit losses recognized in each period presented above.

Other income of $95.3 million for the nine months ended September 30, 2021 represented an increase of $5.3 million, or 5.9%, compared to $89.9 million for the nine months ended September 30, 2020. The $5.3 million increase was primarily related to (i) a $4.3 million increase in income from fiduciary activities; (ii) a $2.9 million increase in debit card fee income; (iii) a $2.4 million increase in miscellaneous income, primarily related to a refund of a consumer insurance product, an increase in income from printed check sales and an increase in gain on sale of assets; and (iv) a $1.6 million increase in gain (loss) on equity securities, net. These increases were partially offset by a $3.3 million decrease in gain on sale of debt securities and a $2.2 million decrease in other service income, which was primarily due to a decline in investor rate locks and mortgage loans held for sale, partially offset by an increase in fee income from mortgage loan originations and the valuation of mortgage servicing rights.

A summary of mortgage originations for the nine months ended September 30, 2021 and 2020, as well as the quarters within each nine-month period, as follows.

(In thousands)	Q1 2021	Q2 2021	Q3 2021	Nine months ended September 30, 2021	Q1 2020	Q2 2020	Q3 2020	Nine months ended September 30, 2020
Mortgage Origination Volume
Sold	$191,116	$142,398	$123,757	$457,271	$85,030	$248,339	$355,755	$689,124
Portfolio	82,613	74,670	66,718	224,001	56,018	64,351	61,227	181,596
Construction	28,987	37,266	28,486	94,739	33,109	33,754	40,560	107,423
Service released	1,266	2,204	4,537	8,007	3,794	2,362	2,275	8,431
Total mortgage originations	$303,982	$256,538	$223,498	$784,018	$177,951	$348,806	$459,817	$986,574

Refinances as a % of Total Originations	71.1%	50.0%	44.8%	56.7%	48.1%	67.8%	68.5%	64.6%

Total mortgage loan originations decreased $202.6 million, or 20.5%, to $784.0 million for the nine months ended September 30, 2021 compared to $986.6 million for the nine months ended September 30, 2020.

The table below reflects PNB's other expense for the nine months ended September 30, 2021 and 2020.

(Dollars in thousands)	2021	2020	change	% change
Other expense:
Salaries	$86,194	$86,736	$(542)	(0.6)%
Employee benefits	30,451	29,113	1,338	4.6%
Occupancy expense	9,440	10,395	(955)	(9.2)%
Furniture and equipment expense	8,157	13,834	(5,677)	(41.0)%
Data processing fees	22,426	8,338	14,088	169.0%
Professional fees and services	14,332	16,961	(2,629)	(15.5)%
Marketing	4,354	4,073	281	6.9%
Insurance	4,080	4,090	(10)	(0.2)%
Communication	2,650	2,894	(244)	(8.4)%
State tax expense	2,986	2,792	194	6.9%
Amortization of intangible assets	1,378	1,738	(360)	(20.7)%
FHLB prepayment penalty	—	1,793	(1,793)	N.M.
Foundation contributions	4,000	—	4,000	N.M.
Miscellaneous	4,913	4,904	9	0.2%
Total other expense	$195,361	$187,661	$7,700	4.1%

Other expense of $195.4 million for the nine months ended September 30, 2021 represented an increase of $7.7 million, or 4.1%, compared to $187.7 million for the nine months ended September 30, 2020. The decrease in salaries expense was primarily related to a decrease in base salary expense and additional compensation expense, partially offset by increases in officer incentive expense and share-based compensation expense. The increase in employee benefits expense was primarily related to increased pension plan expense, payroll tax expense and group insurance costs. The decrease in occupancy expense was primarily related to a decrease in lease expense. The decrease in furniture and equipment expense was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees. The impact of this decrease in furniture and equipment expense was partially offset by an increase in depreciation expense on equipment. The increase in data processing fees was related to increased debit card processing costs and other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees. The decrease in professional fees and services was primarily related to decreased title, appraisal and credit costs and decreases in other fees (due to the change in expensing software costs under data processing fees), partially offset by increases in management and consulting expenses. The decrease in the FHLB prepayment penalty was due to a $1.8 prepayment penalty on FHLB borrowings of $50 million repaid during the nine months ended September 30, 2020; there was no similar prepayment in the same period of 2021. The increase in foundation contributions was due to a $4.0 million contribution to Park's charitable foundation during the nine months ended September 30, 2021, with no similar contribution made during the nine months ended September 30, 2020. The 2020 contribution to Park's charitable foundation was made during the fourth quarter of 2020. Park does not expect to make any additional contributions to Park's charitable foundation in 2021.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the nine months ended September 30, 2021 and 2020 and as of or for the year ended December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020	% change from 12/31/20	% change from 9/30/20
Loans less PPP	$6,773,762	$6,834,269	$6,720,619	(0.89)%	0.79%
Loans	6,905,245	7,165,840	7,263,380	(3.64)%	(4.93)%
Allowance for credit losses (1)	87,992	84,321	85,249	4.35%	3.22%
Net loans	6,817,253	7,081,519	7,178,131	(3.73)%	(5.03)%
Investment securities	1,601,376	1,114,742	1,088,149	43.65%	47.17%
Total assets	10,012,868	9,236,915	9,195,911	8.40%	8.88%
Total deposits	8,603,171	7,820,983	7,725,562	10.00%	11.36%
Average assets (2)	9,819,220	9,198,141	9,171,998	6.75%	7.06%
Efficiency ratio (3)	56.63%	59.31%	56.70%	(4.52)%	(0.12)%
Return on average assets (4)	1.67%	1.35%	1.30%	23.70%	28.46%
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of September 30, 2021 and the related provision for (recovery of) credit losses for the nine months ended September 30, 2021 were calculated utilizing this new guidance.
(2) Average assets for the nine months ended September 30, 2021 and 2020 and for the year ended December 31, 2020.
(3) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.1 million for the nine months ended September 30, 2021, $2.2 million for the nine months ended September 30, 2020 and $2.9 million for the year ended December 31, 2020.
(4) Annualized for the nine months ended September 30, 2021 and 2020.

Loans outstanding at September 30, 2021 were $6.91 billion, compared to $7.17 billion at December 31, 2020, a decrease of $260.6 million, or 3.6%. Loans outstanding at September 30, 2021 were $6.91 billion, compared to $7.26 billion at September 30, 2020, a decrease of $358.1 million, or 4.9%. Excluding $131.5 million, $331.6 million and $542.8 million of PPP loans at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, loans outstanding were $6.77 billion at September 30, 2021, compared to $6.83 billion at December 31, 2020, a decrease of $60.5 million, or 0.9%, and an increase of

$53.1 million, or 0.8%, compared to $6.72 billion at September 30, 2020. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020	change from 12/31/20	% change from 12/31/20	change from 9/30/20	% change from 9/30/20
Home equity	$166,557	$182,131	$194,445	$(15,574)	(8.55)%	$(27,888)	(14.34)%
Installment	1,711,781	1,650,620	1,633,730	61,161	3.71%	78,051	4.78%
Real estate	1,165,045	1,213,820	1,232,196	(48,775)	(4.02)%	(67,151)	(5.45)%
Commercial (excluding PPP)	3,725,362	3,784,153	3,654,342	(58,791)	(1.55)%	71,020	1.94%
PPP loans	131,483	331,571	542,761	(200,088)	(60.35)%	(411,278)	(75.78)%
Other	5,017	3,545	5,906	1,472	41.52%	(889)	(15.05)%
Total loans	$6,905,245	$7,165,840	$7,263,380	$(260,595)	(3.64)%	$(358,135)	(4.93)%
Total loans (excluding PPP)	$6,773,762	$6,834,269	$6,720,619	$(60,507)	(0.89)%	$53,143	0.79%

PNB's allowance for credit losses increased by $3.7 million, or 4.4%, to $88.0 million at September 30, 2021, compared to $84.3 million at December 31, 2020. This increase included a $6.7 million increase to the allowance for credit losses as the result of the adoption of ASU 2016-13. Net recoveries were $638,000, or 0.01% of total average loans, for the nine months ended September 30, 2021 and net charge-offs were $1.2 million, or 0.02% of total average loans, for the year ended December 31, 2020. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) credit losses recognized in each period presented.

Total deposits at September 30, 2021 were $8.60 billion, compared to $7.82 billion at December 31, 2020, an increase of $782.2 million, or 10.0%. During the nine months ended September 30, 2021 and the year ended December 31, 2020, Park made the decision to participate in a one-way sell (OWS) program in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At September 30, 2021, December 31, 2020 and September 30, 2020, Park had $818.3 million, $710.1 million and $773.3 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Total deposits would have increased $890.4 million, or 10.4%, compared to December 31, 2020 had the $818.3 million and $710.1 million remained on the balance sheet at the respective dates. Total deposits would have increased $922.7 million, or 10.9%, compared to September 30, 2020 had the $818.3 million and $773.3 million remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020	change from 12/31/20	% change from 12/31/20	change from 9/30/20	% change from 9/30/20
Non-interest bearing deposits	$3,221,859	$2,978,005	$2,831,767	$243,854	8.2%	$390,092	13.8%
Transaction accounts	1,620,375	1,381,479	1,365,783	238,896	17.3%	254,592	18.6%
Savings	3,035,734	2,596,926	2,596,811	438,808	16.9%	438,923	16.9%
Certificates of deposits	725,203	864,573	931,201	(139,370)	(16.1)%	(205,998)	(22.1)%
Total deposits	$8,603,171	$7,820,983	$7,725,562	$782,188	10.0%	$877,609	11.4%
OWS insured cash sweep deposits	818,340	710,101	773,273	108,239	15.2%	45,067	5.8%
Total deposits including OWS deposits	$9,421,511	$8,531,084	$8,498,835	$890,427	10.4%	$922,676	10.9%

All Other

The table below reflects All Other net (loss) income for the first, second and third quarters of 2021, for the first nine months of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q3 2021	Q2 2021	Q1 2021	Nine months YTD 2021	Nine months YTD 2020	2020	2019
Net interest (expense) income	$(1,233)	$1,176	$(1,352)	$(1,409)	$2,409	$1,255	$4,607
Recovery of credit losses (1)	(2,304)	(288)	(661)	(3,253)	(1,043)	(18,759)	(2,185)
Other income	1,079	112	1,289	2,480	88	1,433	4,801
Other expense	3,826	4,278	4,289	12,393	13,273	17,657	26,555
Net (loss) income before income tax benefit	$(1,676)	$(2,702)	$(3,691)	$(8,069)	$(9,733)	$3,790	$(14,962)
Income tax benefit	(659)	(938)	(1,400)	(2,997)	(2,910)	(403)	(4,062)
Net (loss) income	$(1,017)	$(1,764)	$(2,291)	$(5,072)	$(6,823)	$4,193	$(10,900)
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of September 30, 2021 and the related provision for (recovery of) credit losses for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021 and the nine months ended September 30, 2021 were calculated utilizing this new guidance.

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on GFSC loans and SEPH impaired loan relationships. The net interest (expense) income for All Other included for the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park in August 2020 (the "Park Subordinated Notes").

Net interest (expense) income reflected net interest expense of $1.4 million for the nine months ended September 30, 2021, compared to net interest income of $2.4 million for the nine months ended September 30, 2020. The change was largely the result of an increase in interest expense on borrowings of $4.6 million, mainly related to the Park Subordinated Notes, and a decrease of $2.0 million in net interest income from GFSC, which were partially offset by an increase of $3.0 million in loan interest income.

SEPH had net recoveries of $2.6 million for the nine months ended September 30, 2021, compared to net recoveries of $1.4 million for the nine months ended September 30, 2020, and GFSC had net recoveries of $11,000 for the nine months ended September 30, 2021, compared to net charge-offs of $536,000 for the nine months ended September 30, 2020. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other income of $2.5 million for the nine months ended September 30, 2021, compared to $88,000 for the nine months ended September 30, 2020. The change was largely due to a $1.0 million increase in income related to Partnership Investments, which went from a $203,000 loss for the nine months ended September 30, 2020 to a $767,000 gain for the nine months ended September 30, 2021, and a $844,000 difference in gain (loss) on equity securities, net, which went from a $659,000 loss for the nine months ended September 30, 2020 to a $185,000 gain for the nine months ended September 30, 2021.

All Other had other expense of $12.4 million for the nine months ended September 30, 2021, compared to $13.3 million for the nine months ended September 30, 2020. The decrease was largely due to a $600,000 decrease in merger-related expenses associated with the Carolina Alliance acquisition.

The table below provides certain balance sheet information for All Other as of or for the nine months ended September 30, 2021 and 2020 and as of or for the year ended December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020	% change from 12/31/20	% change from 9/30/20
Loans	$3,172	$11,945	$15,166	(73.44)%	(79.08)%
Allowance for credit losses (1)	137	1,354	1,789	(89.88)%	(92.34)%
Net loans	3,035	10,591	13,377	(71.34)%	(77.31)%
Total assets	21,150	42,106	44,095	(49.77)%	(52.04)%
Average assets (2)	34,237	43,492	44,497	(21.28)%	(23.06)%
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of September 30, 2021 and the related provision for (recovery of) credit losses for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021 and the nine months ended September 30, 2021 were calculated utilizing this new guidance.
(2) Average assets for the nine months ended September 30, 2021 and 2020 and for the year ended December 31, 2020.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2021, for the first nine months of each of 2021 and 2020 and for the years ended December 31, 2020 and 2019.

(In thousands)	Q3 2021	Q2 2021	Q1 2021	Nine months YTD 2021	Nine months YTD 2020	2020	2019
Net interest income	$81,602	$83,851	$80,734	$246,187	$241,309	$327,630	$297,737
Provision for (recovery of) credit losses (1)	1,972	(4,040)	(4,855)	(6,923)	31,213	12,054	6,171
Other income	32,411	31,238	34,089	97,738	90,008	125,664	97,193
Other expense	68,489	71,400	67,865	207,754	200,934	286,595	263,988
Income before income taxes	$43,552	$47,729	$51,813	$143,094	$99,170	$154,645	$124,771
Income tax expense	8,118	8,597	8,982	25,697	16,447	26,722	22,071
Net income	$35,434	$39,132	$42,831	$117,397	$82,723	$127,923	$102,700
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of September 30, 2021 and the related provision for (recovery of) credit losses for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021 and the nine months ended September 30, 2021 were calculated utilizing this new guidance.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2021 and 2020

Net interest income decreased by $2.2 million, or 2.7%, to $81.6 million for the third quarter of 2021, compared to $83.8 million for the third quarter of 2020. See the discussion under the table below.

	Three months ended September 30, 2021			Three months ended September 30, 2020
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,956,064	$78,304	4.47%	$7,247,021	$82,780	4.54%
Taxable investments	1,121,281	4,904	1.74%	976,389	4,841	1.97%
Tax-exempt investments (2)	277,810	2,569	3.67%	280,085	2,588	3.68%
Money market instruments	895,784	360	0.16%	223,563	63	0.11%
Interest earning assets	$9,250,939	$86,137	3.69%	$8,727,058	$90,272	4.12%

Interest bearing deposits	$5,459,400	1,446	0.11%	$5,309,718	3,465	0.26%
Short-term borrowings	273,538	187	0.27%	320,871	217	0.27%
Long-term debt	197,610	2,185	4.39%	231,581	2,044	3.51%
Interest bearing liabilities	$5,930,548	$3,818	0.26%	$5,862,170	$5,726	0.39%
Excess interest earning assets	$3,320,391			$2,864,888
Tax equivalent net interest income		$82,319			$84,546
Net interest spread			3.43%			3.73%
Net interest margin			3.53%			3.85%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $177,000 for the three months ended September 30, 2021 and $163,000 for the same period of 2020.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $540,000 for the three months ended September 30, 2021 and $543,000 for the same period of 2020.

Average interest earning assets for the third quarter of 2021 increased by $523.9 million, or 6.0%, to $9,251 million, compared to $8,727 million for the third quarter of 2020. The average yield on interest earning assets decreased by 43 basis points to 3.69% for the third quarter of 2021, compared to 4.12% for the third quarter of 2020.

Interest income for the three months ended September 30, 2021 and 2020 included purchase accounting accretion of $799,000 and $1.0 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $414,000 and $8,000, respectively, of interest income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Interest income for the three months ended September 30, 2021 and 2020 also included $4.6 million and $5.1 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the yield on loans was 4.25% and 4.54% for the three months ended September 30, 2021 and 2020, respectively, and the yield on earning assets was 3.52% and 4.08% for the three months ended September 30, 2021 and 2020, respectively.

Average interest bearing liabilities for the third quarter of 2021 increased by $68.4 million, or 1.2%, to $5,931 million, compared to $5,862 million for the third quarter of 2020. The average cost of interest bearing liabilities decreased by 13 basis points to 0.26% for the third quarter of 2021, compared to 0.39% for the third quarter of 2020. During the three months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet. At September 30, 2021 and 2020, Park had $818.3 million and $773.3 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.22% and 0.34% for the third quarter of 2021 and 2020, respectively.

Interest expense for the three months ended September 30, 2021 and 2020 included a benefit from purchase accounting accretion of $8,000 and $42,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.26% for the three months ended September 30, 2021 and 0.39% for the three months ended September 30, 2020.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH impaired loan relationships and the interest income related to PPP loans, the net interest margin was 3.35% and 3.80% for the three months ended September 30, 2021 and 2020, respectively.

Yield on Loans: Average loan balances decreased $291.0 million, or 4.0%, to $6,956 million for the third quarter of 2021, compared to $7,247 million for the third quarter of 2020. The average yield on the loan portfolio decreased by 7 basis points to 4.47% for the third quarter of 2021, compared to 4.54% for the third quarter of 2020. Average loans for the third quarters of 2021 and 2020 included $194.8 million and $542.8 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2021 and 2020.

	Three months ended September 30, 2021		Three months ended September 30, 2020
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$166,796	3.67%	$199,299	3.78%
Installment loans	1,711,240	4.76%	1,599,373	5.13%
Real estate loans	1,173,116	3.69%	1,284,116	4.02%
Commercial loans (1)	3,901,243	4.60%	4,160,079	4.51%
Other	3,669	9.15%	4,154	9.28%
Total loans and leases before allowance	$6,956,064	4.47%	$7,247,021	4.54%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $177,000 for the three months ended September 30, 2021 and $163,000 for the same period of 2020.

Loan interest income for the three months ended September 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH impaired loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, (a) the yield on home equity loans was 3.38%, the yield on installment loans was unchanged at 4.76%, the yield on real estate loans was 3.65%, the yield on commercial loans was 4.24% and the yield on total loans and leases before allowance was 4.25% for the three months ended September 30, 2021; and (b) the yield on home equity loans was 3.61%, the yield on installment loans was unchanged at 5.13%, the yield on real estate loans was 4.00%, the yield on commercial loans was 4.52% and the yield on total loans and leases before allowance was unchanged at 4.54% for the three months ended September 30, 2020.

Cost of Deposits: Average interest bearing deposit balances increased $149.7 million, or 2.8%, to $5,459 million for the third quarter of 2021, compared to $5,310 for the third quarter of 2020. The average cost of funds on deposit balances decreased by 15 basis points to 0.11% for the third quarter of 2021, compared to 0.26% for the third quarter of 2020.

The table below shows for the three months ended September 30, 2021 and 2020, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2021		Three months ended September 30, 2020
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,643,234	0.02%	$1,732,893	0.07%
Savings deposits and clubs	3,071,014	0.04%	2,609,808	0.08%
Time deposits	745,152	0.54%	967,017	1.10%
Total interest bearing deposits	$5,459,400	0.11%	$5,309,718	0.26%

Deposit interest expense for the three months ended September 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance of $8,000 and $42,000, respectively. Excluding this income, the cost of funds for time deposits was unchanged 0.54% and the cost of total interest bearing deposits was unchanged at 0.11% for the three months ended September 30, 2021, and the cost of funds for time deposits was 1.11% and the cost of total interest bearing deposits was unchanged at 0.26% for the three months ended September 30, 2020.

Comparison for the First Nine Months of 2021 and 2020

Net interest income increased by $4.9 million, or 2.0%, to $246.2 million for the first nine months of 2021, compared to $241.3 million for the first nine months of 2020. See the discussion under the table below.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,062,336	$238,568	4.52%	$6,904,900	$243,913	4.72%
Taxable investments	969,628	13,760	1.90%	905,665	15,398	2.27%
Tax-exempt investments (2)	278,379	7,719	3.71%	292,672	8,096	3.69%
Money market instruments	724,561	689	0.13%	286,909	667	0.31%
Interest earning assets	$9,034,904	$260,736	3.86%	$8,390,146	$268,074	4.27%

Interest bearing deposits	$5,284,664	5,102	0.13%	$5,350,009	18,945	0.47%
Short-term borrowings	296,132	552	0.25%	264,842	912	0.46%
Long-term debt	211,857	6,746	4.26%	190,285	4,754	3.34%
Interest bearing liabilities	$5,792,653	$12,400	0.29%	$5,805,136	$24,611	0.57%
Excess interest earning assets	$3,242,251			$2,585,010
Tax equivalent net interest income		$248,336			$243,463
Net interest spread			3.57%			3.70%
Net interest margin			3.67%			3.88%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $528,000 for the nine months ended September 30, 2021 and $454,000 for the same period of 2020.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.6 million for the nine months ended September 30, 2021 and $1.7 million for the same period of 2020.

Average interest earning assets for the first nine months of 2021 increased by $644.8 million, or 7.7%, to $9,035 million, compared to $8,390 million for the first nine months of 2020. The average yield on interest earning assets decreased by 41 basis points to 3.86% for the first nine months of 2021, compared to 4.27% for the first nine months of 2020.

Interest income for the nine months ended September 30, 2021 and 2020 included purchase accounting accretion of $2.7 million and $3.6 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $3.4 million and $351,000, respectively, of interest income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Interest income for the nine months ended September 30, 2021 and 2020 also included $15.5 million and $8.7 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the yield on loans was 4.29% and 4.68% for the nine months ended September 30, 2021 and 2020, respectively, and the yield on earning assets was 3.66% and 4.22% for the nine months ended September 30, 2021 and 2020, respectively.

Average interest bearing liabilities for the first nine months of 2021 decreased by $12.5 million, or 0.2%, to $5,793 million, compared to $5,805 million for the first nine months of 2020. The average cost of interest bearing liabilities decreased by 28 basis points to 0.29% for the first nine months of 2021, compared to 0.57% for the first nine months of 2020. During the nine months ended September 30, 2020, Park made the decision to participate in a OWS program in order to manage the growth of the balance sheet. At September 30, 2021 and 2020, Park had $818.3 million and $773.3 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.25% and 0.55% for the first nine months of 2021 and 2020, respectively.

Interest expense for the nine months ended September 30, 2021 and 2020 included a benefit from purchase accounting accretion of $39,000 and $194,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this income, the average cost of interest bearing liabilities was unchanged at 0.13% for the nine months ended September 30, 2021 and 0.48% for the nine months ended September 30, 2020.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH impaired loan relationships and the interest income related to PPP loans, the net interest margin was 3.47% and 3.81% for the nine months ended September 30, 2021 and 2020, respectively.

Yield on Loans: Average loan balances increased $157 million, or 2.3%, to $7,062 million for the first nine months of 2021, compared to $6,905 million for the first nine months of 2020. The average yield on the loan portfolio decreased by 20 basis points to 4.52% for the first nine months of 2021, compared to 4.72% for the first nine months of 2020. Average loans for the first nine months of 2021 and 2020 included $309.0 million and $312.2 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$169,892	3.79%	$211,421	4.11%
Installment loans	1,684,026	4.83%	1,510,580	5.23%
Real estate loans	1,185,141	3.79%	1,284,858	4.14%
Commercial loans (1)	4,020,498	4.63%	3,893,807	4.74%
Other	2,779	12.21%	4,234	10.10%
Total loans and leases before allowance	$7,062,336	4.52%	$6,904,900	4.72%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $528,000 for the nine months ended September 30, 2021 and $454,000 for the same period of 2020.

Loan interest income for the nine months ended September 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH impaired loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, (a) the yield on home equity loans was 3.43%, the yield on installment loans was unchanged at 4.83%, the yield on real estate loans was 3.76%, the yield on commercial loans was 4.25% and the yield on total loans and leases before allowance was 4.29% for the nine months ended September 30, 2021; and (b) the yield on home equity loans was 3.93%, the yield on installment loans was unchanged at 5.23%, the yield on real estate loans was 4.10%, the yield on commercial loans was 4.69% and the yield on total loans and leases before allowance was 4.68% for the nine months ended September 30, 2020.

Cost of Deposits: Average interest bearing deposit balances decreased $65.3 million, or 1.2%, to $5,285 million for the first nine months of 2021, compared to $5,350 for the first nine months of 2020. The average cost of funds on deposit balances decreased by 34 basis points to 0.13% for the first nine months of 2021, compared to 0.47% for the first nine months of 2020.

The table below shows for the nine months ended September 30, 2021 and 2020, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,543,451	0.02%	$1,780,253	0.26%
Savings deposits and clubs	2,947,088	0.04%	2,538,193	0.27%
Time deposits	794,125	0.65%	1,031,563	1.33%
Total interest bearing deposits	$5,284,664	0.13%	$5,350,009	0.47%

Deposit interest expense for the nine months ended September 30, 2021 and 2020 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance of $39,000 and $194,000, respectively. Excluding this income, the cost of funds for time deposits was 0.66% and the cost of total interest bearing deposits was unchanged at 0.13% for the nine months ended September 30, 2021, and the cost of funds for time deposits was 1.36% and the cost of total interest bearing deposits was 0.48% for the nine months ended September 30, 2020.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2021 and for the years ended December 31, 2020, 2019 and 2018.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2018 - year	4.98%	2.72%	1.93%	4.46%
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - first nine months	4.52%	2.30%	0.13%	3.86%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $528,000 for the nine months ended September 30, 2021, and $623,000, $576,000 and $528,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.6 million for the nine months ended September 30, 2021, and $2.2 million, $2.4 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3) Interest income for the nine months ended September 30, 2021 and for the years ended December 31, 2020, 2019 and 2018 included $3.4 million, $453,000, $256,000 and $3.4 million, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as $2.7 million, $4.4 million, $5.2 million and $1.1 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the nine months ended September 30, 2021 and for the year ended December 31, 2020 included $15.5 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income, the yield on loans was 4.29%, 4.63%, 5.09% and 4.89%, for the nine months ended September 30, 2021, and for the years ended December 31, 2020, 2019 and 2018, respectively, and the yield on earning assets was 3.66%, 4.20%, 4.62% and 4.40%, for the nine months ended September 30, 2021 and for the years ended December 31, 2020, 2019 and 2018, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2021 and for the years ended December 31, 2020, 2019 and 2018.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2018 - year	0.72%	0.74%	2.38%	0.86%
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - first nine months	0.13%	0.25%	4.26%	0.29%
(1) Interest expense for the nine months ended September 30, 2021 and the years ended December 31, 2020, 2019 and 2018 included $39,000, $226,000, $593,000 and $287,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion (for all of these periods) and Carolina Alliance (for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019). Excluding this income, for the nine months ended September 30, 2021 and the years ended December 31, 2020, 2019 and 2018, the cost of funds on interest bearing deposits was 0.13%, 0.41%, 1.02% and 0.73%, respectively, and the cost of interest bearing liabilities was 0.29%, 0.53%, 1.13% and 0.86%, respectively.

Credit Metrics and Provision for (Recovery of) Credit Losses

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

Park elected to delay the implementation of ASU 2016-13 following the approval of the CARES Act and continued to use the incurred loss methodology for estimating the allowance for credit losses in 2020. ASU 2016-13 requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which Park has established as a one-year period. In the unprecedented circumstances surrounding the COVID-19 pandemic and the response thereto, Park believed that adopting ASU 2016-13 in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management elected to further delay adoption of ASU 2016-13 to January 1, 2021. This allowed Park to utilize the CECL standard for the entire year of adoption.

The adoption of ASU 2016-13 on January 1, 2021 resulted in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in an $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded.

The table below provides additional information on the provision for (recovery of) credit losses for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$83,577	$73,476	$85,675	$56,679
Cumulative change in accounting principle; adoption of ASU 2016-13	—	—	6,090	—
Charge-offs	1,002	1,529	3,773	6,344
Recoveries	3,582	1,255	7,060	5,490
Net (recoveries) charge-offs	(2,580)	274	(3,287)	854
Provision for (recovery of) credit losses	1,972	13,836	(6,923)	31,213
Ending balance	$88,129	87,038	$88,129	87,038

Net (recoveries) charge-offs as a % of average loans (annualized)	(0.15)%	0.02%	(0.06)%	0.02%

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at September 30, 2021, December 31, 2020 and September 30, 2020. Also included is the January 1, 2021 allowance for credit losses calculated under the CECL methodology prescribed in ASU 2016-13.

Park - Allowance for Credit Losses
(Dollars in thousands)	9/30/2021 (CECL methodology)	1/1/2021 (CECL methodology)	12/31/2020 (Incurred Loss methodology)	9/30/2020 (Incurred Loss methodology)
Total allowance for credit losses	$88,129	$91,764	$85,675	$87,038
Allowance on PCD loans (PCI loans for the periods ended in 2020)	—	52	167	103
Allowance on purchased loans excluded from the general reserve	—	—	678	371
Specific reserves on individually evaluated loans	3,466	5,434	5,434	8,666
General reserves on collectively evaluated loans	$84,663	$86,278	$79,396	$77,898

Total loans	$6,908,417	$7,177,537	$7,177,785	$7,278,546
PCD loans (PCI loans for periods ended in 2020)	8,705	10,903	11,153	11,877
Purchased loans excluded from collectively evaluated loans	—	—	360,056	393,752
Individually evaluated loans	79,264	108,274	108,407	116,138
Collectively evaluated loans	$6,820,448	$7,058,360	$6,698,169	$6,756,779

Allowance for credit losses as a % of period end loans	1.28%	1.28%	1.19%	1.20%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (1)	1.30%	1.34%	1.25%	1.28%

General reserve as a % of collectively evaluated loans	1.24%	1.22%	1.19%	1.15%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (1)	1.27%	1.28%	1.24%	1.24%
(1) Excludes $131.5 million of PPP loans and $136,000 in related allowance at September 30, 2021; $331.6 million of PPP loans and $337,000 in related allowance at January 1, 2021; $331.6 million of PPP loans and $337,000 in related allowance at December 31, 2020; and $542.8 million of PPP loans and $543,000 related allowance at September 30, 2020.

The allowance for credit losses of $88.1 million at September 30, 2021 represented a $3.6 million, or 4.0%, decrease compared to $91.8 million at January 1, 2021 as calculated under the CECL methodology. The decline since January 1, 2021 was largely due to a $1.6 million decrease in general reserves, taking into consideration improved economic forecasts while balancing the risks associated with the COVID-19 pandemic and the Delta variant, particularly in high risk portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers. Additionally, there was a $2.0 million decrease in specific reserves on individually evaluated loans from $5.4 million at January 1, 2021 to $3.5 million at September 30, 2021. See the section entitled "Allowance for Credit Losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At September 30, 2021, December 31, 2020 and September 30, 2020, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

The following table compares Park’s nonperforming assets at September 30, 2021, December 31, 2020 and September 30, 2020.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Nonaccrual loans	$87,791	$117,368	$123,050
Accruing TDRs	18,797	20,788	23,774
Loans past due 90 days or more	284	1,458	1,618
Total nonperforming loans	$106,872	$139,614	$148,442

OREO	813	1,431	836
Other nonperforming assets	3,164	3,164	3,392
Total nonperforming assets	$110,849	$144,209	$152,670

Percentage of nonaccrual loans to total loans	1.27%	1.64%	1.69%
Percentage of nonperforming loans to total loans	1.55%	1.95%	2.04%
Percentage of nonperforming assets to total loans	1.60%	2.01%	2.10%
Percentage of nonperforming assets to total assets	1.10%	1.55%	1.65%

Included in the OREO totals above were $594,000 of SEPH OREO at each of September 30, 2021, December 31, 2020 and September 30, 2020.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at September 30, 2021, December 31, 2020 and September 30, 2020. Loans are classified as current if they are less than 30 days past due.

	September 30, 2021		December 31, 2020		September 30, 2020
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$67,722	0.98%	$92,600	1.29%	$101,551	1.39%
Nonaccrual loans - past due	20,069	0.29%	24,768	0.35%	21,499	0.30%
Total nonaccrual loans	$87,791	1.27%	$117,368	1.64%	$123,050	1.69%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Pass-rated	$3,676,310	$3,893,205	$3,959,026
Special mention	92,659	102,812	103,570
Substandard	39	109	1,147
Impaired	79,264	108,407	116,138
Accruing PCI	8,187	10,296	11,018
Total	$3,856,459	$4,114,829	$4,190,899
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park had $92.7 million of collectively evaluated commercial loans included on the watch list at September 30, 2021, compared to $102.9 million at December 31, 2020, and $104.7 million at September 30, 2020. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The $92.7 million of collectively evaluated commercial watch list loans as of September 30, 2021 is elevated compared to pre-pandemic levels, an increase of $65.9 million compared to $26.8 million at March 31, 2020. This $65.9 million increase was largely due to $68.3 million of hotels and accommodations loans that were downgraded to special mention or substandard as a result of the impact of COVID-19. In addition to the $68.3 million in hotels and accommodations loans that were downgraded to special mention, $15.6 million in hotels and accommodations loans were downgraded to impaired status. Park is closely monitoring the impact of COVID-19 on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Delinquencies have remained low over the past 33 months since January 1, 2019. Delinquent and accruing loans were $14.3 million, or 0.21% of total loans at September 30, 2021, compared to $20.1 million, or 0.28% of total loans at December 31, 2020, and $23.8 million, or 0.37% of total loans at December 31, 2019.

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

Impaired commercial loans were $79.3 million at September 30, 2021, a decrease of $29.1 million, compared to $108.4 million at December 31, 2020 and a decrease of $36.9 million, compared to $116.1 million at September 30, 2020. The $79.3 million of impaired commercial loans at September 30, 2021 included $8.2 million of loans modified in a TDR which were then currently on accrual status and performing in accordance with the restructured terms, down from $8.8 million at December 31, 2020.

At September 30, 2021, Park had taken partial charge-offs of $688,000 related to the $79.3 million of commercial loans considered to be impaired, compared to partial charge-offs of $655,000 related to the $108.4 million of impaired commercial loans at December 31, 2020.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. At September 30, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2021 and December 31, 2020 was $8.7 million and $11.2 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of September 30, 2021 are detailed below.

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
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. Whenever possible, Park utilizes its own loan-level LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2020.
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
◦As of June 30, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 2.85% and 3.92% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2021, management considered this improved economic forecast and other positive economic indicators while balancing the risks associated with the COVID-19 pandemic, including the continued risk of pandemic-related losses lagging behind the projected improvement in unemployment. Management determined it was appropriate to weight the "most likely" scenario 55% and the "moderate recession" scenario 45% at June 30, 2021. Management believed that the resulting quantitative reserve appropriately balanced economic improvement with the ongoing risks.
◦As of September 30, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease, to a range between 3.03% and 4.02%, during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2021, management considered a number of less optimistic economic indicators, including: a slight uptick in Ohio unemployment, which was contrary to the forecast; increased COVID cases; decreased consumer confidence; and decreased occupancy, among others. Considering these factors, management determined it was appropriate to return to the March 31, 2021 weighting and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2021.

Qualitative Considerations
Park reviews various internal and external factors to consider the need for any qualitative adjustments to the quantitative model. Factors considered include the following:
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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of September 30, 2021, additional reserves totaling $4.6 million were added for these portfolios on top of the quantitative reserve already calculated. This is an increase from $3.4 million as of June 30, 2021 and $4.5 million as of March 31, 2021 and reflects the previously discussed uncertainty regarding sustained economic improvement due to COVID-19. The $4.6 million in additional COVID-19-related reserves as of September 30, 2021 is also an increase compared to $3.8 million as of December 31, 2020, which had been calculated under the previous incurred loss methodology.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	September 30, 2021
(in thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$123,249	$1,854
Restaurants and food service	33,373	754
Strip shopping centers	177,635	1,961
Total	$334,257	$4,569

Additionally, management applied a 1.00% reserve to all hotels and accommodations loans in the general reserve population to account for increased valuation risk. This is an increase from 0.50% at June 30, 2021 and considers some decline in various conditions due to the Delta variant and a decline in hotel occupancy rates. At September 30, 2021, Park's originated hotels and accommodation loans had a balance of $193.8 million with an additional reserve related to valuation risks of $1.9 million.

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

As of September 30, 2021, Park had $131.5 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Other Income

Other income decreased by $4.1 million to $32.4 million for the quarter ended September 30, 2021, compared to $36.6 million for the third quarter of 2020 and increased by $7.7 million to $97.7 million for the first nine months of 2021, compared to $90.0 million for the first nine months of 2020.

The decrease for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due: (a) to decreases in other service income; gains on sale of OREO, net; and gains on equity securities, net; (b) partially offset by increases in income from fiduciary activities; service charges on deposit accounts; debit card fee income; bank owned life insurance income; and miscellaneous income.

The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to: (a) increases in income from fiduciary activities; gain (loss) on equity securities, net; debit card fee income; ATM fees; and miscellaneous income; (b) partially offset by declines in other service income; gain (loss) on sale of OREO, net; and net (loss) gain on sale of debt securities.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Income from fiduciary activities	$8,820	$7,335	$1,485	$25,562	$21,241	$4,321
Service charges on deposit accounts	2,389	2,118	271	6,475	6,322	153
Other service income	6,668	13,047	(6,379)	23,444	25,571	(2,127)
Debit card fee income	6,453	5,853	600	19,297	16,373	2,924
Bank owned life insurance income	1,462	1,192	270	3,776	3,619	157
ATM fees	622	491	131	1,807	1,341	466
Gain (loss) on sale of OREO, net	3	569	(566)	(26)	1,214	(1,240)
Net (loss) gain on sale of debt securities	—	(27)	27	—	3,286	(3,286)
Gain (loss) on equity securities, net	609	1,201	(592)	2,886	(749)	3,635
Other components of net periodic pension benefit income	2,038	1,988	50	6,114	5,964	150
Miscellaneous	3,347	2,791	556	8,403	5,826	2,577
Total other income	$32,411	$36,558	$(4,147)	$97,738	$90,008	$7,730

Income from fiduciary activities increased by $1.5 million, or 20.2%, to $8.8 million for the three months ended September 30, 2021, compared to $7.3 million for the same period of 2020 and increased $4.3 million, or 20.3%, to $25.6 million for the nine months ended September 30, 2021, compared to $21.2 million for the same period in 2020. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value of assets under management for the three months ended September 30, 2021 was $7,548 million compared to $6,301 million for the same period in 2020. The average market value of assets under management for the first nine months of 2021 was $7,355 million compared to $6,023 million for the same period in 2020.

Service charges on deposit accounts increased by $271,000, or 12.8%, to $2.4 million for the three months ended September 30, 2021, compared to $2.1 million for the same period of 2020 and increased $153,000, or 2.4%, to $6.5 million for the nine months ended September 30, 2021, compared to $6.3 million for the same period of 2020. The changes for both the three and nine month periods ended September 30, 2021 compared to September 30, 2020 were due mostly to increases in NSF income. Park implemented an NSF fee increase in December 2020.

Other service income decreased by $6.4 million, or 48.9%, to $6.7 million for the three months ended September 30, 2021, compared to $13.0 million for the same period of 2020, and decreased $2.1 million, or 8.3%, to $23.4 million for the nine months ended September 30, 2021, compared to $25.6 million for the same period in 2020. The primary reasons for the decrease for the three months ended September 30, 2021 compared to the same period of 2020 was a decrease in fee income from mortgage loan originations of $5.0 million, and a decrease in mortgage servicing rights income of $1.3 million. The primary reason for the decrease for the nine months ended September 30, 2021 compared to the same period of 2020 was a $5.1 million decrease in income related to investor rate locks and loans held for sale, offset by a $1.4 million increase in mortgage servicing rights income and a $324,000 increase in fee income from mortgage loan originations.

Debit card fee income increased $600,000, or 10.3%, to $6.5 million for the three months ended September 30, 2021, compared to $5.9 million for the same period of 2020 and increased $2.9 million, or 17.9%, to $19.3 million for the nine months ended September 30, 2021, compared to $16.4 million for the same period in 2020. The increases in 2021 for the three-month and nine-month periods were attributable to a continued increase in the sales volume and dollar value of debit card transactions. The volume of debit card transactions for the nine months ended September 30, 2021 increased by 10.3% compared to the same period in 2020 and the dollar value of transactions increased 17.7% compared to the same period in 2020.

ATM fees increased $131,000, or 26.7%, to $622,000 for the three months ended September 30, 2021, compared to $491,000 for the same period of 2020, and increased $466,000, or 34.8%, to $1.8 million for the nine months ended September 30, 2021, compared to $1.3 million for the first nine months of 2020. The increase in ATM fee income was primarily due to Park implementing additional charges for ATM balance inquiries and transfers during the second quarter of 2021.

Gain (loss) on sale of OREO, net decreased by $566,000, to a net gain of $3,000 for the three months ended September 30, 2021, compared to a net gain of $569,000 for the same period of 2020, and decreased by $1.2 million, to a net loss of $26,000 for the nine months ended September 30, 2021, compared to a net gain of $1.2 million for the same period of 2020. The decrease for the three months ended September 30, 2021 was primarily due to a $379,000 gain on the sale of one OREO property at SEPH during the three months ended September 30, 2020 that did not occur in the three months ended September 30, 2021, and the decrease during first nine months of 2021 was due to minimal OREO sale activity during the first nine months of 2021 compared to a $1.2 million gain on the sale of two OREO properties during the first nine months of 2020, one of which was participated to PNB from SEPH.

There were no sales of debt securities during the three and nine months ended September 30, 2021. During the three months ended September 30, 2020, investment securities with a book value of $253.4 million were sold at a net loss of $27,000. During the nine months ended September 30, 2020, investment securities with a book value of $308.9 million were sold at a net gain of $3.3 million.

Gain (loss) on equity securities, net decreased $592,000, to a net gain of $609,000 for the three months ended September 30, 2021, compared to a net gain of $1.2 million for the same period in 2020 and increased $3.6 million to a net gain of $2.9 million for the nine months ended September 30, 2021 compared to a net loss of $749,000 during the same time period in 2020. The $592,000 decrease for the three months ended September 30, 2021 was related to a $778,000 decrease in the gain (loss) on equity securities held at NAV, which went from a $1.3 million gain for the three months ended September 30, 2020 to a $512,000 gain for the three months ended September 30, 2021, offset by a $186,000 increase in unrealized gain (loss) on equity securities, which went from an $89,000 unrealized loss for the three months ended September 30, 2020 to a $97,000 unrealized gain for the three months ended September 30, 2021. The $3.6 million increase for the nine months ended September 30, 2021 was related to a $2.4 million increase in the gain (loss) on equity securities held at NAV, which went from a $40,000 loss for the nine months ended September 30, 2020 to a $2.4 million gain for the nine months ended September 30, 2021, and a $1.0 million increase in unrealized gain (loss) on equity securities, which went from a $708,000 unrealized loss for the nine months ended September 30, 2020 to a $316,000 unrealized gain for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, equity securities with a book value of $757,000 were sold at a gain of $177,000. There were no equity securities sold during the three months ended September 30, 2021 and 2020 and during the nine months ended September 30, 2020.

Miscellaneous income increased $556,000, or 19.9%, to $3.3 million for the three months ended September 30, 2021, compared to $2.8 million for the same period of 2020 and increased $2.6 million, or 44.2%, to $8.4 million for the nine months ended September 30, 2021 compared to $5.9 million for the same period of 2020 The increase for the three months period ended September 30, 2021 was primarily a result of an increase in printed check sales income, an increase in wire transfer fees, an increase in VISA incentive income, and a decrease in the loss on sales of assets. The increase for the nine months period ended September 30, 2021 was primarily the result of an increase in printed check sales income, an insurance refund received on a consumer loan insurance product, an increase in VISA incentive income, and an increase in wire transfer fees.

Other Expense

Other expense decreased by $1.4 million to $68.5 million for the three months ended September 30, 2021, compared to $69.9 million for the same period of 2020 and increased $6.8 million to $207.8 million for the nine months ended September 30, 2021, compared to $200.9 million for the first nine months of 2020.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Salaries	$29,433	$31,632	$(2,199)	$89,632	$90,760	$(1,128)
Employee benefits	10,640	10,676	(36)	30,897	29,799	1,098
Occupancy expense	3,211	3,835	(624)	9,878	10,571	(693)
Furniture and equipment expense	2,797	4,687	(1,890)	8,163	13,856	(5,693)
Data processing fees	7,817	3,275	4,542	22,679	8,344	14,335
Professional fees and services	6,973	7,977	(1,004)	19,610	21,944	(2,334)
Marketing	1,574	1,454	120	4,355	4,076	279
Insurance	1,403	1,541	(138)	4,370	4,568	(198)
Communication	796	958	(162)	2,688	2,987	(299)
State tax expense	1,113	1,125	(12)	3,324	3,386	(62)
Amortization of intangible assets	420	525	(105)	1,378	1,738	(360)
Foundation contribution	—	—	—	4,000	—	4,000
Miscellaneous	2,312	2,174	138	6,780	8,905	(2,125)
Total other expense	$68,489	$69,859	$(1,370)	$207,754	$200,934	$6,820

Salaries decreased by $2.2 million, or 7.0%, to $29.4 million for the three months ended September 30, 2021, compared to $31.6 million for the same period in 2020. The decrease was due to a $1.1 million decrease in officer incentive compensation, and a $934,000 decrease in additional compensation expense, primarily related to calamity pay and special one-time bonuses to certain associates as a result of the COVID-19 public health crisis.

Salaries decreased by $1.1 million, or 1.2%, to $89.6 million for the nine months ended September 30, 2021, compared to $90.8 million for the same period in 2020. The decrease was due to a $1.7 million decrease in base salary expense and a $906,000 decrease in additional compensation expense, partially offset by a $1.0 million increase in officer incentive compensation expense and a $746,000 increase in share-based compensation expense.

Employee benefits decreased $36,000, or 0.3%, to $10.6 million for the three months ended September 30, 2021, compared to $10.7 million for the same period in 2020, and increased $1.1 million, or 3.7%, to $30.9 million for the nine months ended September 30, 2021, compared to $29.8 million for the same period in 2020. The $36,000 decrease for the three months ended September 30, 2021 was due to a $365,000 decrease in group insurance costs and a $87,000 decrease in employer payroll taxes partially offset by an increase of $399,000 in pension service cost expense. The $1.1 million increase for the nine months ended September 30, 2021 was due to a $1.2 million increase in pension service cost expense and a $112,000 increase in group insurance cost, partially offset by a $201,000 decrease in miscellaneous employee benefits expense.

Furniture and equipment expense decreased by $1.9 million, or 40.3%, to $2.8 million for the three months ended September 30, 2021, compared to $4.7 million for the same period in 2020, and decreased $5.7 million, or 41.1%, to $8.2 million for the nine months ended September 30, 2021, compared to $13.9 million for the same period in 2020. The decrease for both periods was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees, partially offset by increases in depreciation of furniture and equipment.

Data processing fees increased by $4.5 million, to $7.8 million for the three months ended September 30, 2021, compared to $3.3 million for the same period of 2020, and increased by $14.3 million, to $22.7 million for the nine months ended September 30, 2021, compared to $8.3 million for the same period of 2020. The increase for both periods was related to increased other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees. The change in data processing fees was also impacted by changes in debit card processing costs. During the three months ended September 30, 2021, debit card processing costs declined $68,000 compared to the same period of 2020 and increased by $770,000 for the nine months ended September 30, 2021 compared to the same period of 2020.

Professional fees and services decreased $1.0 million, or 12.6%, to $7.0 million for the three months ended September 30, 2021, compared to $8.0 million for the same period of 2020 and decreased $2.3 million, or 10.6%, to $19.6 million for the nine months ended September 30, 2021 compared to $21.9 million for the same period of 2020. The $1.0 million decrease for the three months ended September 30, 2021 was primarily due to decreases in other fees (due to the change in expensing software costs under data processing fees), credit costs and recruiting expense, partially offset by increases in legal expense, appraisal fees, consulting fees, and filing fees. The $2.3 million decrease for the nine months ended September 30, 2021 was primarily due to decreases in other fees (due to the change in expensing software costs under data processing fees), decreased title and credit costs and ICS promontory fees, partially offset by increases in consulting fees, recruiting expense, legal expense and membership dues.

The Foundation contribution increase for the nine months ended September 30, 2021, compared to the same period of 2020, was due to a $4.0 million contribution to Park's charitable foundation during the nine months ended September 30, 2021 and no similar contribution during the nine months ended September 30, 2020. The 2020 contribution was made during the fourth quarter of 2020. Park does not expect to make any additional contributions to Park's charitable foundation in 2021.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense decreased $2.1 million, or 23.9%, to $6.8 million for the nine months period ended September 30, 2021, compared to $8.9 million for the same period of 2020. The $2.1 million decrease was primarily due to a $1.8 million prepayment penalty on FHLB borrowings paid during the nine months ended September 30, 2020 and no similar prepayment during the first nine months of 2021 partially offset by an increase in expense related to the allowance for unfunded credit losses and an increase in non-loan related losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands, except share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	Affected Line Item
Net interest income	$81,602	$83,840	$246,187	$241,309
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	799	1,029	2,704	3,556	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	8	42	40	194	Interest on deposits
less interest income on former Vision Bank relationships	414	8	3,357	351	Interest and fees on loans
Net interest income - adjusted	$80,381	$82,761	$240,086	$237,208

Provision for (recovery of) credit losses	$1,972	$13,836	$(6,923)	$31,213
less recoveries on former Vision Bank relationships	(2,231)	(37)	(2,640)	(1,486)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$4,203	$13,873	$(4,283)	$32,699

Total other income	$32,411	$36,558	$97,738	$90,008
less net (loss) gain on the sale of debt securities in the ordinary course of business	—	(27)	—	3,286	Net (loss) gain on sale of debt securities
less rebranding initiative related expenses	—	—	—	(274)	Miscellaneous income
less net gain on sale of former Vision Bank OREO properties	—	371	—	1,208	Gain (loss) on sale of OREO, net
less other service income related to former Vision Bank relationships	143	36	204	88	Other service income
Total other income - adjusted	$32,268	$36,178	$97,534	$85,700

Total other expense	$68,489	$69,859	$207,754	$200,934
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	7	8	117	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	152	—	491	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	4	4	12	12	Insurance
less COVID-19 related expenses	—	744	1,535	2,884	Salaries
less severance and restructuring charges	140	67	294	403	Salaries
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	254	232	661	232	Professional fees and services
less rebranding initiative related expenses	—	—	—	72	Employee benefits
less rebranding initiative related expenses	79	47	231	47	Occupancy expense
less rebranding initiative related expenses	263	—	786	75	Furniture and equipment expense
less rebranding initiative related expenses	—	—	591	—	Data processing fees
less rebranding initiative related expenses	95	372	126	531	Professional fees and services
less rebranding initiative related expenses	—	—	—	25	Marketing
less rebranding initiative related expenses	—	—	—	2	Communication
less rebranding initiative related expenses	—	10	—	85	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	420	525	1,378	1,738	Amortization of intangible assets

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands, except share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	Affected Line Item
less Foundation contribution		—	4,000	—	Foundation contribution
less FHLB prepayment penalty	—	—	—	1,793	Miscellaneous
Total other expense - adjusted	$67,234	$67,699	$198,132	$192,427

Tax effect of adjustments to net income identified above (7)	$(491)	$139	$142	$(291)

Net income - reported	$35,434	$30,846	$117,397	$82,723
Net income - adjusted	$33,585	$31,371	$117,932	$81,626

Diluted EPS	$2.16	$1.88	$7.14	$5.04
Diluted EPS, adjusted (6)	$2.04	$1.91	$7.17	$4.98

Annualized return on average assets (1)(2)	1.40%	1.28%	1.59%	1.20%
Annualized return on average assets, adjusted (1)(2)(6)	1.32%	1.31%	1.60%	1.18%

Annualized return on average tangible assets (1)(2)(4)	1.42%	1.31%	1.62%	1.22%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.35%	1.33%	1.63%	1.21%

Annualized return on average shareholders' equity (1)(2)	13.04%	12.03%	14.79%	11.05%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	12.36%	12.23%	14.86%	10.90%

Annualized return on average tangible equity (1)(2)(3)	15.44%	14.43%	17.58%	13.31%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	14.63%	14.67%	17.66%	13.14%

Efficiency ratio (5)	59.70%	57.69%	60.03%	60.26%
Efficiency ratio, adjusted (5)(6)	59.31%	56.58%	58.31%	59.20%

Annualized net interest margin (5)	3.53%	3.85%	3.67%	3.88%
Annualized net interest margin, adjusted (5)(6)	3.48%	3.80%	3.58%	3.81%

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands, except share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	Affected Line Item

Financial Reconciliations

(1) Reported measure uses net income
(2) Averages are for the three months and nine months ended September 30, 2021 and September 30, 2020
(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
AVERAGE SHAREHOLDERS' EQUITY	$1,078,465	$1,020,239	$1,061,066	$1,000,241
Less: Average goodwill and other intangible assets	167,754	169,726	168,215	170,311
AVERAGE TANGIBLE EQUITY	$910,711	$850,513	$892,851	$829,930

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
AVERAGE ASSETS	$10,070,716	$9,557,682	$9,583,457	$9,216,495
Less: Average goodwill and other intangible assets	167,754	169,726	168,215	170,311
AVERAGE TANGIBLE ASSETS	$9,902,962	$9,387,956	$9,415,242	$9,046,184

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

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income	$85,420	$89,566	$258,587	$265,920
Fully taxable equivalent adjustment	717	706	2,149	2,154
Fully taxable equivalent interest income	$86,137	$90,272	$260,736	$268,074
Interest expense	3,818	5,726	12,400	24,611
Fully taxable equivalent net interest income	$82,319	$84,546	$248,336	$243,463

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for (recovery of) credit losses, total other income and total other expense.
(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

Income Tax

Income tax expense was $8.1 million for the third quarter of 2021 and consisted of federal income tax expense of $7.9 million and state income tax expense of $264,000. This compares to income tax expense of $5.9 million for the third quarter of 2020 which consisted of federal income tax expense of $5.6 million and state income tax expense of $271,000. The effective income tax rate for the third quarter of 2021 was 18.6%, compared to 16.0% for the same period in 2020.

Income tax expense was $25.7 million for the first nine months of 2021 and consisted of federal income tax expense of $24.9 million and state income tax expense of $793,000. This compares to income tax expense of $16.4 million for the first nine months of 2020 which consisted of federal income tax expense of $15.6 million and state income tax expense of $814,000. The effective income tax rate for the first nine months of 2021 was 18.0%, compared to 16.6% for the same period in 2020.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2021 year will be approximately $6.3 million.

Comparison of Financial Condition
At September 30, 2021 and December 31, 2020

Changes in Financial Condition

Total assets increased by $755.0 million, or 8.1%, during the first nine months of 2021 to $10,034 million at September 30, 2021, compared to $9,279 million at December 31, 2020. This increase was primarily due to the following:

•Cash and cash equivalents increased by $506.9 million, or 136.8%, to $877.4 million at September 30, 2021, compared to $370.5 million at December 31, 2020. Money market instruments were $749.7 million at September 30, 2021, compared to $214.9 million at December 31, 2020 and cash and due from banks were $127.7 million at September 30, 2021, compared to $155.6 million at December 31, 2020.
•Investment securities increased $484.5 million, or 43.1%, to $1,609 million at September 30, 2021, compared to $1,125 million at December 31, 2020.
•Other assets increased by $21.4 million, or 456.2%, to $26.1 million at September 30, 2021, compared to $4.7 million at December 31, 2020. This was primarily related to a re-classification of deferred items and tax payables between assets and liabilities.
•Prepaid assets increased by $12.7 million, or 12.3%, to $116.2 million at September 30, 2021, compared to $103.5 million at December 31, 2020.
•Loans decreased by $269.4 million, or 3.8%, to $6,908 million at September 30, 2021, compared to $7,178 million at December 31, 2020. PPP loans were $131.5 million at September 30, 2021 compared to $331.6 million at December 31, 2020.

Total liabilities increased by $727.3 million, or 8.8%, during the first nine months of 2021 to $8,966 million at September 30, 2021, compared to $8,239 million at December 31, 2020. This increase was primarily due to the following:

•Total deposits increased by $792.0 million, or 10.5%, to $8,364 million at September 30, 2021, compared to $7,572 million at December 31, 2020. During 2020, Park made the decision to participate in a OWS program in order to manage the balance sheet. At September 30, 2021 and December 31, 2020, Park had $818.3 million and $710.1 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet.
•Unsettled investment commitments were $52.5 million at September 30, 2021. There were no unsettled investment commitments at December 31, 2020. This liability relates to a purchase commitment of debt securities AFS.
•Other liabilities increased $17.0 million, or 31.1%, to $71.6 million at September 30, 2021, compared to $54.6 million at December 31, 2020. This was primarily related to a re-classification of deferred items and tax payables between assets and liabilities.
•The allowance for credit loss on off-balance sheet commitments increased by $4.5 million to $4.6 million at September 30, 2021, compared to $116,000 at December 31, 2020. This increase was due to the adoption of ASU 2016-13 effective January 1, 2021.
•Short-term borrowings decreased by $106.3 million, or 31.0%, to $236.0 million at September 30, 2021, compared to $342.2 million at December 31, 2020.

•Long-term borrowings decreased by $32.5 million, or 100%. There were no long-term borrowings at September 30, 2021, compared to $32.5 million at December 31, 2020.

Total shareholders’ equity increased by $27.7 million, or 2.7%, to $1,067.9 million at September 30, 2021, from $1,040.3 million at December 31, 2020. This increase was primarily due to the following:

•Retained earnings increased by $54.9 million during the period primarily as a result of net income of $117.4 million, partially offset by common share dividends of $54.4 million and the impact of the adoption of ASU 2016-13 of $8.0 million.
•Treasury shares decreased by $13.1 million during the period as a result of the repurchase of treasury shares partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Accumulated other comprehensive (loss) income, net of taxes declined by $13.4 million, from a positive $5.6 million at December 31, 2020, to a negative $7.8 million at September 30, 2021, as a result of unrealized net holding losses on debt securities AFS, net of taxes, of $13.7 million, partially offset by an unrealized gain on cash flow hedging derivatives, net of taxes, of $355,000.

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

Liquidity

Cash provided by operating activities was $112.6 million and $52.4 million for the nine months ended September 30, 2021 and 2020, respectively. Net income was the primary source of cash from operating activities for each of the nine-month periods ended September 30, 2021 and 2020.

Cash used in investing activities was $186.2 million and $531.8 million for the nine months ended September 30, 2021 and 2020, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions used cash of $447.9 million for the nine months ended September 30, 2021 and provided cash of $213.9 million for the nine months ended September 30, 2020. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $269.4 million for the nine months ended September 30, 2021 and cash used by the net increase in the loan portfolio was $727.4 million for the nine months ended September 30, 2020.

Cash provided by financing activities was $580.5 million and $566.1 million for the nine months ended September 30, 2021 and 2020, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $792.1 million (net of OWS) and $423.4 million of cash for the nine months ended September 30, 2021 and 2020, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the nine months ended September 30, 2021, net short-term borrowings decreased and used $106.3 million in cash and net long-term borrowings decreased and used $32.5 million in cash. For the nine months ended September 30, 2020, net short-term borrowings increased and provided $89.8 million in cash and net long-term borrowings decreased and used $57.5 million in cash. In addition, the proceeds from the issuance of subordinated notes provided $172.6 million in cash. Finally, cash declined by $54.4 million and $53.7 million for the nine months ended September 30, 2021 and 2020, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 68.85% at September 30, 2021, compared to 77.35% at December 31, 2020 and 78.77% at September 30, 2020. Cash and cash equivalents were $877.4 million at September 30, 2021, compared to $370.5 million at December 31, 2020 and $246.7 million at September 30, 2020. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2021 was $1,067.9 million, or 10.6% of total assets, compared to $1,040.3 million, or 11.2% of total assets, at December 31, 2020 and $1,017.0 million, or 11.0% of total assets, at September 30, 2020.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on debt securities AFS in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added an additional ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds under the prompt corrective action regulations applicable to PNB. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% on January 1, 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the 2.50% buffer. The Federal Reserve Board also adopted capital requirements Park must maintain to be deemed "well capitalized" and remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2021. The following table indicates the capital ratios for PNB and Park at September 30, 2021 and December 31, 2020.

	At September 30, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.28%	11.04%	11.04%	12.63%
Park National Corporation	9.32%	12.40%	12.19%	15.97%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.59%	10.66%	10.66%	12.16%
Park National Corporation	9.63%	11.92%	11.72%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 83 of Park’s 2020 Form 10-K (Table 42) for disclosure concerning contractual obligations and commitments at December 31, 2020. There were no other significant changes in contractual obligations and commitments during the first nine months of 2021.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Loan commitments	$1,379,838	$1,372,182
Standby letters of credit	$19,641	$17,015

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

On page 81 (Table 41) of Park’s 2020 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,294.6 million or 15.29% of total interest earning assets at December 31, 2020. At September 30, 2021, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,871.8 million or 20.3% of total interest earning assets.

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

On page 83 of Park’s 2020 Form 10-K, management reported that at December 31, 2020, the earnings simulation model projected that net income would decrease by 2.9% using a rising interest rate scenario and decrease by 8.8% using a declining interest rate scenario over the next year. At September 30, 2021, the earnings simulation model projected that net income would increase by 6.6% using a rising interest rate scenario and would decrease by 13.5% in a declining interest rate scenario. At September 30, 2021, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2021, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2021	—	$—	—	1,332,747
August 1 through August 31, 2021	75,000	118.21	75,000	1,257,747
September 1 through September 30, 2021	62,659	114.60	62,659	1,195,088
Total	137,659	$116.57	137,659	1,195,088

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 2021 and 2020 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2021 and 2020 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30 , 2021 and 2020 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
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

PARK NATIONAL CORPORATION

DATE: November 3, 2021	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: November 3, 2021	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)