Form 10-K
period 2021-12-31
PARK NATIONAL CORP /OH/
filed 2022-02-24
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2021, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,869,456,331 based on the closing sale price as reported on NYSE American. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
16,219,554 Common Shares, no par value per share, outstanding at February 23, 2022.
DOCUMENT INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2022	Part III

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in this Annual Report on Form 10-K

ACL	Allowance for credit losses	LGD	Loss given default
AFS	Available-for-sale	LIBOR	London Inter-bank Offered Rate
Allowance	Allowance for credit losses	MSRs	Mortgage servicing rights
AOCI	Accumulated other comprehensive income	NAV	Net asset value
ASC	Accounting standards codification	NewDominion	NewDominion Bank
ASU	Accounting standards update	OCI	Other comprehensive income
AUCL	Allowance for unfunded credit losses	OREO	Other real estate owned
CABF	CAB Financial Corporation and its subsidiaries	OWS	One-way sell
CARES Act	Coronavirus Act, Relief, and Economic Security Act	Park	Park National Corporation and its subsidiaries unless context otherwise requires
Carolina Alliance	CAB Financial Corporation and its subsidiaries	Park National Bank	The Park National Bank
CECL	Current expected credit loss	PBRSUs	Performance-based restricted stock units
Corporation	Park National Corporation and its subsidiaries	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PCI	Purchased credit impaired
DCF	Discounted cash flow	PD	Probability of default
FASB	Financial Accounting Standards Board	PNB	The Park National Bank
Federal Reserve Board	Board of Governors of Federal Reserve System	PPP	CARES Act Paycheck Protection Program
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GDP	Gross domestic product	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEPH	SE Property Holdings, LLC
Guardian Finance	Guardian Financial Services Company	TBRSUs	Time-based restricted stock units
HPI	Home price index	TDRs	Troubled debt restructurings
HTM	Held-to-maturity	U.S.	United States
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
LDA	Loss driver analysis	Vision	Vision Bancshares, Inc.

PART I

ITEM 1. BUSINESS.
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

Associate Profile

We operate 98 financial service offices in Ohio, northern Kentucky, and the Carolinas, with support staff located throughout our footprint and at various administration offices. As of December 31, 2021, we had 1,733 active associates, consisting of 1,573 full-time and 160 part-time.

Our branch delivery channels employ 32% of those associates. At December 31, 2021, our associate population was 70% female and 30% male, with an average tenure of nine years.

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

We have a Management Associate training program for exceptional college graduates. Selected candidates spend two years working through different areas of the bank, learning about the financial industry from a variety of perspectives, including customer-facing and operational support roles.

Through Learning & Development (L&D), we work to foster professional growth by providing development opportunities to maximize associate performance and engagement, and drive our competitive advantage. In 2021, our L&D team continued building a strategic infrastructure for the development of associates aligned with overall business outcomes. This included streamlining training, orientation, and onboarding; overseeing associate development; and supporting training needs across all lines of business.

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

Comprehensive benefit options are available to associates to encourage healthy and financially secure lives. Available benefits include an Employees Stock Ownership Plan (KSOP) with a company matching contribution and a defined benefit pension plan; health and life insurance; dependent care assistance and health flexible spending plans; long-term disability; paid time off (including vacation for part-time associates); tuition reimbursement for qualified schooling; financial hardship resources; and an employee assistance program. A project is currently underway to review all benefits offered to ensure we continue to have competitive options to attract and retain top talent.

Health and Safety

We are committed to providing a safe environment for associates and customers, and the safe preservation and maintenance of our facilities and equipment.

Many of the initiatives deployed in 2020 were continued into 2021 and evolved to ensure the safety of our associates and customers. Initiatives included remote work for applicable positions; providing over $400,000 in calamity pay for associates with COVID-related absences; and continuing an incentive recognition program that paid over $1.7 million to associates for their extraordinary efforts in serving our customers during the COVID-19 pandemic.

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

In 2021, we held multiple virtual sessions of unconscious bias training entitled “Redefining Diversity and Exercising Inclusion”, which were attended by 576 managers and leaders. The DEI consultant that led those sessions also recorded three short videos on the concepts covered which were uploaded to our Learning Management System for on-demand viewing.

In 2021, the Diversity Equity and Inclusion ("DEI") Taskforce met monthly and held open discussion sessions two times a month. Goals were created by the DEI Task Force around DEI topics and initiatives.

Summary

Our organization is a wonderful blend of promising rookies, top draft picks, and seasoned veterans. Each of us has a different story for why we came here and why we remain. A couple common threads knit us together: we love to serve, and we value an environment where we can grow personally and professionally. Bound by these ideals, our colleagues tend to stay around for a long time.

Our voluntary turnover was 21% for 2021. At the end of our KSOP plan year, October 1, 2021, over 85% of our associates were shareholders through participation in our KSOP plan, under which we provide a discretionary 50% match for each associate’s regular contribution.

Our associate tenure reflects the effect of our efforts -- by the end of 2021, 36% of our associates had been with our organization 10 years or more.

Banking Operations
Park’s banking operations are conducted through The Park National Bank, a national banking association ("Park National Bank" or "PNB"). Park National Bank engages in the commercial banking and trust business, generally in small and medium population areas in Ohio, North Carolina and South Carolina communities in addition to operations within the metropolitan areas of Columbus and Cincinnati, Ohio, Charlotte, North Carolina, and Louisville, Kentucky. As of the date of this Annual Report on Form 10-K, Park National Bank operated 96 financial service offices, including 93 branches, in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank delivers financial products and services through its 96 financial service offices and a network of 116 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices, including ParkDirect, a mobile bank experience.
The reportable segment for the Corporation is PNB.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had one administrative office in Licking County, Ohio. During 2019, Guardian Finance stopped seeking new loans.
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

Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2021, PII held municipal securities with an amortized cost of $366.9 million.
NSCB 2, LLC, River Park Properties, LLC, and Park ABQ, LLC, and X Holdings, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.
87A Orange Beach, LLC, Morningside Holding, LLC, Swindall Holdings, LLC, Swindall Partnership Holdings, LLC, Marina Holdings Z, LLC, Marina Holding WE, LLC, Alabama Apartment Holdings, LLC and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.
Recent Developments
COVID-19 Considerations
Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continuing serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the CARES Act Paycheck Protection Program ("PPP"), participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. Park has implemented various guidelines to help protect associates, such as allowing associates to work from home where practical and required physical distancing, masks if working on-site. COVID vaccines and boosters have also been encouraged for all associates.

During 2021, Park provided calamity pay and special one-time bonuses to certain associates. Calamity pay was used to encourage those who are sick to stay home without any financial impact. The bonus program was used to recognize those associates who consistently worked on-site or played vital roles in keeping our offices open. The aggregate cost of calamity pay and special bonuses amounted to $2.1 million for the year ended December 31, 2021, and is included within salaries expense.

While all current retail offices remained fully open for the duration of 2021, customers were encouraged to continue utilizing our online banking services, the mobile app, including Park Direct, ATMs, and drive-thru services to safely do their banking.

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

In order to adapt to changing customer behavior, lower transaction volume, service area overlap and to continue to focus on reducing operating expenses, Park closed 23 branches during 2020 and one branch during 2021.

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

•ParkDirect, a personal banking app.

Park believes that the deposit mix of Park National Bank is currently such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of Park National Bank would not have a materially adverse effect on the business of Park National Bank.
Guardian Finance provides consumer finance services.
Lending Activities
Park National Bank deals with consumers and a wide cross-section of businesses and corporations located primarily in the 26 Ohio counties, one Kentucky county, three North Carolina counties and four South Carolina counties served by the financial service offices of Park National Bank. For those in our communities experiencing a financial hardship related to the COVID-19 public health crisis, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the PPP, participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. At December 31, 2021, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the United States. As a result of the Vision Bank-SEPH Merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank-SEPH Merger. Such origination (or modification) volume has been and is expected to continue to be insignificant to the consolidated Park entity.
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

Commercial Loans
At December 31, 2021, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $3,121 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 45.4% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,299 million represented commercial, financial and agricultural loans, $1,802 million represented commercial real estate loans, and $21 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and loans originated by consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in "Table 15 - Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the 26 Ohio counties, one Kentucky county, three North Carolina counties and four South Carolina counties where Park National Bank operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, health care and social assistance, accommodation and food services, manufacturing, other services, retail trade, and agriculture, forestry, fishing and hunting.
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
Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see "Table 15 - Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The regulatory limit for loans made to one borrower by Park National Bank was $140.0 million at December 31, 2021. Participations in a loan by Park National Bank in an amount larger than $46.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $140.0 million, the total exposure of the largest single borrower within the commercial portfolio was $75.0 million at December 31, 2021.
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

Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans typically involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans also generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates, but the national prime rate is the most common index used. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from the borrower's customers. In the case of Park's commercial loans to non-bank consumer finance companies, the underlying cash flows are supported at times by sub-prime individual borrowers and present a higher level of risk compared to a more typical commercial loan to a business. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for credit losses related to the commercial, financial and agricultural loan portfolio, the commercial real estate portfolio and the commercial lease portfolio is provided in "Table 30 - Summary of Loan Credit Loss Experience" and "Table 32 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" found in Annual Report on Form 10-K.
Loans to Non-Bank Consumer Finance Companies
At December 31, 2021, Park National Bank had $323 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans issued by a consumer finance company that is, in turn, a borrower of Park National Bank. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.
Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon such experience and certain industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2021, Scope Aircraft Finance had $328 million in loans outstanding, primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2021, Park's subsidiaries had outstanding consumer loans (including automobile loans) in an aggregate amount of $1,690 million, constituting approximately 24.6% of their aggregate total loan portfolio. Park makes installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through an automobile and other vehicle dealer; whereas, direct loans are originated through direct customer interaction with Park's regions. For both direct and indirect loans, the final credit decisions are made by Park with the assistance of an automated underwriting system. At December 31, 2021, of the $1,690 million in consumer loans, $1,485 million were originated through indirect lending, while the remaining $205 million were considered direct loans. At December 31, 2021, of the $1,690 million in consumer loans, GFSC had outstanding consumer loans of $2 million and Park National Bank held the balance.
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
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the consumer loan portfolio is provided in "Table 30 - Summary of Loan Credit Loss Experience" and "Table 32 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Residential Real Estate and Construction Loans
At December 31, 2021, Park's subsidiaries had outstanding approximately $2,060 million in construction real estate loans and residential real estate loans, representing approximately 30.0% of total loans outstanding. Of the $2,060 million, approximately $1,739 million was included within the residential real estate loan segment, which included $534 million of commercial loans secured by residential real estate, $1,034 million of mortgage loans, $166 million of home equity lines of credit and $6 million of installment loans. The remaining $322 million was included within the construction real estate loan segment, which included $215 million of commercial land and development loans and $107 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky, North Carolina and South Carolina.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category that are made to be held in Park National Bank's portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Park’s management may decide to retain certain 15-year, fixed-rate residential mortgage loans, rather than sell in the secondary market. Park's management made a decision to retain certain 15-year, fixed-rate residential mortgage loans in 2021. At December 31, 2021 and 2020, Park reported $573 million and $592 million, respectively, of 15-year, fixed-rate residential mortgage loans on Park's Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally secured by second mortgages in favor of Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.
Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the residential real estate portfolio is provided in "Table 30 - Summary of Loan Credit Loss Experience" and "Table 32 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are generally made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in "Table 15 - Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Annual Report on Form 10-K.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Park National Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, Park National Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Park National Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan credit loss experience, please see “ITEM 1A. RISK FACTORS – Economic, Political and Market Risks – Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.” and “– Business Operations Risks – Our allowance for credit losses may prove to be insufficient to absorb the expected, lifetime losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the construction financing portfolio is provided in "Table 30 - Summary of Loan Credit Loss Experience" and "Table 32 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
SEPH

SEPH is a non-bank subsidiary of Park that holds OREO property and non-performing loans. In addition to approximately $594,000 in OREO property, SEPH also held non-performing loans that were fully charged off as of December 31, 2021, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees work with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts. Park expects that the OREO will reduce over time and result in cash inflow to Park.

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

The primary factors in competing for loans are the terms of the loan, interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations, convenience and availability of mobile banking options, and accessibility to trained and competent staff. Competitors of Park may have greater resources and, as such, additional technology offerings and higher lending limits, which may adversely affect the ability of Park to compete. In addition, certain nonfinancial institutions with which Park competes enjoy the benefits of fewer regulatory constraints, broader geographic service areas, greater capital and lower cost structures. Financial technology companies, or "fintechs," are also providing nontraditional, but increasingly strong competition for our borrowers, depositors and other customers.
Associates
At December 31, 2021, Park and its subsidiaries had 1,685 full-time equivalent associates.
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

The following information describes selected federal and state statutory and regulatory provisions and is qualified in its entirety by reference to the full text of such provisions. These statutes and regulations are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Park and its subsidiaries could have a material effect on their respective businesses.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years of the plan establishment, by September 30, 2028. This restoration plan maintained the scheduled assessments rates for all insured institutions. The DRR was 1.27% as of September 30, 2021. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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
The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the CARES Act, was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Park and Park National Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over Park and Park National Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. Park is continuing to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Section 1102 of the CARES Act amended the loan program of the SBA, in which Park National Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the "Consolidated Appropriations Act, 2021" that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for "shuttered venue operators". As a participating lender in the PPP, Park National Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

On December 2, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations, such as Park and Park National Bank, under $10.0 billion in total assets as of December 31, 2019 were permitted to use asset data as of December 31, 2019, to determine the applicability of various regulatory asset thresholds during calendar years 2020 and 2021. As such, it was not until January 1, 2022 that asset growth again triggered new regulatory requirements for these community banking organizations.

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
In July 2013, the U.S. banking regulators issued capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, began transitioning to the new rules on January 1, 2015. The minimum capital requirements became effective on January 1, 2015; whereas, the capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

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
Tier 1 capital generally consists of common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for credit losses, subject to specified eligibility criteria, less applicable deductions.

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

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under CECL. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, in March 2020, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule. Under the Consolidated Appropriations Act, 2021, bank holding companies and their affiliates have the option of postponing implementation of CECL until the earlier of (i) the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or (ii) January 1, 2022. Congress provided this reprieve for a variety of reasons, including the fact that COVID-19 has created a volatile, uncertain lending environment that may result in significant credit losses for banks. Park adopted CECL on January 1, 2021.

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including Park National Bank, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. The final rule adopted tier 1 capital and the existing leverage ratio into the CBLR framework. The tier 1 numerator took into account the modifications made in relation to the capital simplifications and CECL methodology transition rules as of the compliance dates of those rules. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintained a leverage ratio of greater than 9.0% were considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. Park did not utilize the CBLR in assessing capital adequacy.

In October 2021, effective in November 2021, the FDIC issued a final rule to incorporate the CBLR rule into the Real Estate Lending Standards. This rule calculates the ratio of loans in excess of the supervisory loan-to-value limits (“LTV Limits”) using tier 1 capital plus the appropriate allowance for credit losses in the denominator. This rule was adopted to allow a consistent approach for calculating the ratio of loans in excess of the supervisory LTV Limits at all FDIC supervised institutions, and to avoid any regulatory burden that could arise if an FDIC supervised institution subsequently decides to switch between different capital frameworks.

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

In order to be “well-capitalized,” a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See "Note 28 - Capital Ratios" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Fiscal and Monetary Policies
The business and earnings of Park and its subsidiaries are affected significantly by the fiscal policies of the U.S. government and its agencies. Park National Bank is particularly affected by the monetary policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against deposits of depository institutions. These policies are used in varying degrees and combinations to directly affect the overall growth and distribution of bank loans, investments and deposits, as well as the interest rates charged on loans and paid on deposits. In light of the changing conditions in the U.S. economy, including changes brought about by COVID-19, the money markets and the activities of fiscal and monetary authorities, Park can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

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
At December 31, 2021, approximately $116.8 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See "Note 23 - Dividend Restrictions" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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

Under the terms of the Indenture governing the $15.5 million of junior subordinated notes issued by Vision to the Vision Trust and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions, from declaring or paying any dividends or distributions on any shares of its capital stock: (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities of the Vision Trust) is being deferred.

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

In November 2021, the OCC, the Federal Reserve Board and the FDIC issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify their customers of a computer-security incident.

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
The Anti-Money Laundering Act of 2020 (the "AMLA"), which amends the Bank Secrecy Act of 1970 (the "BSA"), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.
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
Community Reinvestment Act

The CRA requires Park National Bank's primary federal regulatory agency, the OCC, to assess Park National Bank's record in meeting the credit needs of the communities served by Park National Bank consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market area by, among other things, providing credit to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publically disclosed. The OCC assigns one of four ratings: outstanding, satisfactory, needs to improve or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. Park National Bank received a rating of "satisfactory" in its latest CRA examination.

Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, as amended, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE American has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE American. The Board of Directors has adopted and annually reviews charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating and Corporate Governance Committee (including as Exhibit A thereto, Corporate Governance Guidelines) and the Risk Committee, as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its subsidiaries.

Executive and Incentive Compensation
The Dodd-Frank Act requires that the federal bank regulatory agencies, including the Federal Reserve Board and the OCC, establish joint regulations or guidelines related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the bank regulatory agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, Park and Park National Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

In October 2017, the OCC rescinded its guidance on deposit advance products in light of the CFPB’s pending small dollar loan rule related to payday, vehicle title and certain high cost installment loans that was issued in November 2013 (the “Small Dollar Rule”). The Small Dollar Rule, however, has been the subject of further regulatory review and a court order staying compliance in connection with a legal challenge. The CFPB issued its final Small Dollar Rule on July 22, 2020, which became fully effective on October 20, 2020. Specifically, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. In August 2021, the court overseeing the litigation challenging the Small Dollar Rule found in the CFPB’s favor, and ordered the compliance date to be 286 days after the final judgment. Lenders are required to comply by June 13, 2022.

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

ITEM 1A.RISK FACTORS.

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K and the documents incorporated herein by reference that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services or to potential or pending acquisitions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. Park desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified below. There is also the risk that Park’s management or Park's Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies Park develops to address such risks and uncertainties are unsuccessful. Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made. All subsequent written and oral forward-looking statements attributable to Park or any person acting on Park’s behalf are qualified in their entirety by the preceding cautionary statements.
Economic, Political and Market Risks

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

COVID-19 has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.

The effects of COVID-19 could be particularly pronounced with respect to certain of the higher risk portions of PNB's loan portfolio:
•Strip shopping centers, due to declining interest in such spaces by their users and declining interest in visiting shared spaces. As of December 31, 2021, excluding PPP loans, this portfolio was $265.5 million, or 3.9% of PNB's loan portfolio.
•Restaurants and food service, due to stay at home orders and requirements that restaurants provide carry-out only service. As of December 31, 2021, excluding PPP loans, this portfolio was $53.3 million, or 0.8% of PNB's loan portfolio.
•Hotel and accommodations, due to travel limitations implemented by governments and businesses as well as declining interest in travel, generally. As of December 31, 2021, excluding PPP loans, this portfolio was $220.1 million, or 3.2% of PNB's loan portfolio.

Additionally, there is risk in our non-bank consumer finance companies and indirect consumer (auto) lending, due to the impact of the disrupted global supply chains on the availability and price of automobiles--both new and used. As of December 31, 2021, excluding PPP loans, the portions of these portfolios dedicated to automobile-based loans aggregated to $1.8 billion, or 26.3% of PNB's loan portfolio.

Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The extent to which COVID-19 impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

As of December 31, 2021, we hold and service PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. While a large number of our PPP borrowers have applied for and received full or partial forgiveness of their loan obligations, we still have credit risk on the remaining PPP loans in the event the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced such PPP loans, including any issue with the eligibility of a borrower to receive funding. We could face additional risks in our administrative capabilities to service our PPP loans and to properly determine loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19, including new variants thereof, has also caused us to modify our business practices, including associate travel, associate work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in associates’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19, the rise of new strains thereof, or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy continues to be unable to fully re-open, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
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

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key associates due to COVID-19, including new variants thereof, or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession or market correction. Our business could be materially and adversely affected by any such recession or market correction.

We continue to closely monitor COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this Item.

Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments have resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Disruptions in United States and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and our capital, as well as the ability of our customers to repay loans. Because we have a significant number of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from COVID-19, including new variants thereof, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk, especially in light of the continued economic effects of COVID-19. Information pertaining to the impact changes in interest rates could have on our net income is included in "Table 38 - Interest Rate Sensitivity" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

The transition away from the London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively affect our income and expenses and the value of various financial instruments.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve Board jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of one-week and two-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee ("ARRC") has recommended the use of a Secured Overnight Funding Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

Park has limited exposure to LIBOR, with total exposure as of December 31, 2021 of approximately $686.4 million. We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

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

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. We could be adversely affected by operating systems disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into existing operating systems. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of our operating systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy, and loss or liability to us.

Any failure or interruption in our operating or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social, and governance practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation or regulatory action, and could have a material adverse effect on the price of our Common Shares or result in heightened volatility.

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

We face the risk of operational disruption, failure or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, we do not control their operations. Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVID-19 and any new variants thereof. As such, our business and operations could be adversely affected in the event these vendors are unable to perform their various responsibilities and we are unable to timely and cost-effectively identify acceptable substitute providers.

Regulatory guidance adopted by federal bank regulatory agencies addressing how banks select, engage and manage their third-party relationships could affect the circumstances and conditions under which we work with third-party service providers and the costs of managing such relationships.

Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cybersecurity risks arise due to this access, including cyber espionage, blackmail, ransom, malware, and theft. We employ many preventive and detective controls to protect our assets, and we provide mandatory recurring information security training to all employees. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened due to, among other factors, the evolving nature of these threats, our plans to continue to implement or expand Internet and mobile banking to meet customer demand, the continuing impact of COVID-19 and the governmental and other responses thereto and the current economic and political environment. As cybersecurity and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

Failures or material breaches in security of our systems, or those of third-party service providers, may have a material adverse effect on our results of operations and financial condition and the price of our Common Shares.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers. Our dependence upon automated systems to record and process our transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not become inoperable, to the extent possible. We also routinely review documentation of such controls and backups related to third-party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, several banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. We could be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where the individual purposefully sabotages or fraudulently manipulates our operations or systems. We may not be able to prevent employee or third-party errors or misconduct, and the precautions we take to detect this type of activity might prove ineffective. We are further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks that we are). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

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

All of the types of cyber incidents discussed above could result in damage to our reputation, loss of customer business, increased costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of our Common Shares, all of which could result in financial loss and material adverse effects on our results of operations and financial condition.

We extend credit to a variety of customers based on certain internal standards and the judgment of our loan officers. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.

We take credit risk by virtue of making loans and leases, extending loan commitments and letters of credit and, to a lesser degree, purchasing municipal bonds and purchasing collateralized loan obligations. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our loans to non-bank consumer finance companies are made nationally and present different risks than our "in-market" lending due to the variability of cash flows that support the asset-based loans. Our credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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

A borrower's ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the United States or global markets and changes in interest rates also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers' ability to repay loans would result in higher levels of nonperforming loans, net charge-offs and provision for credit losses.

Financial services institutions are interrelated as a result of trading, clearing and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us to credit risk in the event of default of our counterparty or client.

Despite maintaining a diversified portfolio, our operations may result in concentrated credit exposure to a particular person, entity, industry or counterparty. Events adversely affecting specific customers, industries, or markets, a decrease in the credit quality of a customer base, or an adverse change in the risk profile of a market, industry, or group of customers could adversely affect our results of operations.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan.

Up until 2020, Park's provision for credit losses had declined since the end of the most recent recession, which ended in June 2009, primarily due to improvement in general economic conditions, as well as actions taken by us to better manage our loan portfolio. During 2020, Park experienced elevated provision for credit losses primarily due to the impact of COVID-19. If we were to experience higher levels of provision for credit losses, it could result in lower levels of net income.
Our expansion into Kentucky, South Carolina and North Carolina may also exposes Park to additional geographic risk.
Our allowance for credit losses may prove to be insufficient to absorb the expected, lifetime losses in our loan portfolio.

We maintain an allowance for credit losses that we believe is a reasonable estimate of the expected losses within the CECL model, based on management’s quarterly analysis of our loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets serving as collateral for the repayment of loans. Additional information regarding our allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of “CRITICAL ACCOUNTING POLICIES” included in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

Our estimation of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond our control, and the losses may exceed current estimates. We cannot be assured of the amount of timing of losses, nor whether the allowance for credit losses will be adequate in the future.

If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover the expected losses from our loan portfolio, resulting in the need for additions to the allowance for credit losses which could have a material adverse impact on our financial condition and results of operations. In addition, bank regulators periodically review our allowance for credit losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses,” which replaced the incurred loss model with the CECL model, an expected loss model. The new accounting guidance was to have been adopted by Park as of January 1, 2020. However, Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with the CECL methodology which would have expired on December 31, 2020, and Section 540 of the Consolidated Appropriations Act, 2021, further extended the relief period to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022. Park elected to delay the implementation of CECL following the approval of the CARES Act and Consolidated Appropriations Act, 2021, and adopted CECL as of January 1, 2021.

The accounting guidance under the CECL model requires banks to record, at the time of origination, credit losses expected throughout the life of financial assets measured at amortized cost, including loan receivables, HTM debt securities and reinsurance receivables, and off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions we use in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional provisions for credit losses to be recorded, which could have a material adverse impact on our financial condition and results of operations.

The adoption of the CECL model by Park resulted in a net decrease to retained earnings of $8.0 million as of January 1, 2021 for the cumulative effect of adopting ASC 326 and a net recovery of credit losses of $11.9 million for the year ended December 31, 2021. As a result of the implementation of the CECL model, the time horizon over which we are required to estimate future credit losses expanded, which could result in increased volatility in future provisions for credit losses. We may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments.
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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws and evolving regulation may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws and regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us to experience a material financial loss.

The Bank Secrecy Act of 1970 (the “BSA”) and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act and the Anti-Money Laundering Act of 2020 (the “AMLA”), requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, the Drug Enforcement Administration, and the Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K under the caption "Competition." Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, in connection with current market conditions, or otherwise. Consumers may also move money out of bank deposits in favor of other investments, including digital or cryptocurrency. Customers have increasingly used bill payment services that do not utilize banks, and these trends may result in losses of deposits and fee income.

The principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). Digital or cryptocurrencies, blockchain, and other “fintech” technologies are designed to enhance transactional security and have the potential to disrupt the financial industry, change the way banks do business, and reduce the need for banks as financial deposit-keepers and intermediaries. The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Our future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. This could include the development, implementation, and adaptation of digital or cryptocurrency, blockchain, and other “fintech” technology. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and net income.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Federal bank regulatory agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If we experience significant loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we will be able to raise additional capital if needed or that the terms of available capital will be acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

We continue to evaluate these risks on an ongoing basis.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. Throughout 2021 and 2022 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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

Derivative instruments and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, we may find it more difficult to enforce the underlying derivative instrument. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying derivative instruments could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative instruments, or a market shift toward standardized derivative instruments, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivative instruments that best suit our needs and those of our clients and adversely affect our profitability.

Legislative, Regulatory and Accounting Change Risks

Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous change, especially in light of COVID-19 and the stimulus programs implemented in connection therewith, and management cannot predict the effect of these changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution, the adequacy of a financial institution’s allowance for credit losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our Common Shares.

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

Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in our discussion of “CRITICAL ACCOUNTING POLICIES” in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and, in some cases, forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the model we use for determining our expected credit losses is inadequate, the allowance for credit losses may not be sufficient to support charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant investments in financial service office premises and equipment for our financial service office network, including 96 financial service offices as well as our retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing our products and services, could affect the value of our financial service office network or other retail distribution assets and may cause us to change our retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce our remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media, digital or cryptocurrency, blockchain, and other “fintech” technologies could result in additional changes in our retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform our retail distribution channel.

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

ITEM 2.PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank and its subsidiary Scope Leasing, Inc. had a total of 96 financial service offices in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank has three financial service offices (including its main office) and three operations centers in Newark in Licking County. We operate a total of 87 financial service offices in Ohio, one financial service office in Kentucky, three financial service offices in North Carolina and five financial service offices in South Carolina. Of the financial service offices described above, 16 are leased and the remainder are owned. Park National Bank also operates 25 off-site automated teller machines.

Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio, which it leases.
Guardian Finance
As of the date of this Annual Report on Form 10-K, Guardian Finance had one administrative office in Newark in Licking County, which it leases from PNB.
SE Property Holdings, LLC
SEPH has one administrative office located in Newark in Licking County, Ohio, which it leases from PNB.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Park's Common Shares (symbol: PRK) are traded on NYSE American. At December 31, 2021, Park had 3,420 shareholders of record. Park currently intends to continue to pay quarterly cash dividends comparable to the regular quarterly cash dividends paid during the year ended December 31, 2021, subject to the regulatory restrictions described in "Note 23 - Dividend Restrictions" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," as well as in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return performance for Park's Common Shares with the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index for the five-year period from December 31, 2016 to December 31, 2021. The NYSE Composite Index is a market capitalization-weighted index of the stocks listed on NYSE. The KBW NASDAQ Bank Index is comprised of 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions. The S&P U.S. SmallCap Banks Index is a market capitalization-weighted index comprised of common stocks of U.S. financial services companies that are principally engaged in the business of providing services and products, including banking, investment services, insurance and real estate finance services.

Prior to 2021, Park utilized the NYSE Composite Index, SNL Bank and Thrift Index and SNL U.S. Bank NYSE Index in comparing market performance. The SNL Bank and Thrift Index and the SNL U.S. Bank NYSE Index were retired as of August 7, 2021 and Park selected the KBW NASDAQ Bank Index and the S&P U.S. SmallCap Banks Index as replacement indices. The performance of the SNL Bank and Thrift Index and SNL U.S. Bank NYSE Index are included in the following graph for the 4-year period from December 31, 2016 to December 31, 2020 for comparative purposes.

The NYSE Financial Stocks Index includes the stocks of bank holding companies, thrift holding companies, finance companies and securities broker-dealers.  Park believes that the KBW NASDAQ Bank Index and the S&P U.S. SmallCap Banks Index are more appropriate industry indices for Park to use for the five-year total shareholder return performance comparison given the nature of the services provided by the financial services companies included in each.

Total Return Performance
	Period Ended
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Park National Corporation	100.00	90.13	76.55	96.39	103.72	140.60
NYSE Composite Index	100.00	118.73	108.10	135.68	145.16	175.17
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09
SNL Bank and Thrift Index	100.00	117.59	97.68	132.02	114.55	N.A.
SNL U.S. Bank NYSE Index	100.00	121.05	100.33	138.19	118.05	N.A.

The annual compound total return on Park’s Common Shares for the past five years was a positive 7.1%.  By comparison, the annual compound total returns for the past five years on the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index were a positive 11.9%, a positive 10.5% and a positive 6.7%, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Park's Common Shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2021, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the

2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2021	—	—	—	1,195,088

November 1 through November 30, 2021	—	—	—	1,195,088

December 1 through December 31, 2021	—	—	—	1,195,088

Total	—	—	—	1,195,088

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

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis addresses the financial condition and results of operations for Park National Corporation and our subsidiaries (unless the context otherwise requires, collectively, "Park" or the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.

Risks and uncertainties that could cause actual results to differ materially include, without limitation:

•the ever-changing effects of the novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants thereof - - on economies (local, national and international), supply chains and markets, on the labor market, including the potential for a sustained reduction in labor force participation, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities), the availability, effectiveness and acceptance of vaccines, and the implementation of fiscal stimulus packages;
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
•the effect of monetary and other fiscal policies (including the impact of money supply, interest rate policies and policies impacting inflation of the Federal Reserve Board, the U.S. Treasury and other governmental agencies) as well as disruption in the liquidity and functioning of U.S. financial markets, as a result of the COVID-19 pandemic and government policies implemented in response thereto, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, deposits and other financial instruments, in addition to the loan demand and the performance of our loan portfolio, and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins;
•changes in the federal, state, or local tax laws may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio and otherwise negatively impact our financial performance;
•the impact of the changes in federal, state and local governmental policy, including the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates, infrastructure spending and social programs;
•changes in laws or requirements imposed by Park's regulators impacting Park's capital actions, including dividend payments and stock repurchases;
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

•changes in customers', suppliers', and other counterparties' performance and creditworthiness, and Park's expectations regarding future loan losses and our allowance for credit losses, may be different than anticipated due to the continuing impact of and the various responses to the COVID-19 pandemic;
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
•competitive pressures among financial services organizations could increase significantly, including product and pricing pressures (which could in turn impact our credit spreads), changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and Park's ability to attract, develop and retain qualified banking professionals;
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
•the impact on Park's business and operating results of any costs associated with obtaining rights in intellectual property claimed by others and of adequacy of Park's intellectual property protection in general;
•the existence or exacerbation of general geopolitical instability and uncertainty as well as the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, closing of border crossings and changes in the relationship of the U.S. and its global trading partners);
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
•the effect of a fall in stock market prices on Park's asset and wealth management businesses;
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

Paycheck Protection Program ("PPP") Loans

Through December 31, 2021, Park had originated $768.5 million in loans as part of the PPP. These loans are not typical of Park's loan portfolio in that they are part of a specific government program to support businesses during the COVID-19 pandemic and are 100% guaranteed by the Small Business Administration ("SBA"). As such, management considers growth in the loan portfolio excluding PPP loans, the total allowance for credit losses to total loans ratio (excluding PPP loans), and general reserve on collectively evaluated loans as a percentage of total collectively evaluated loans (excluding PPP loans) in addition to the related U.S. GAAP metrics which are not adjusted for PPP loans.

OVERVIEW

COVID-19 Considerations

Banking has been identified by federal and state governmental authorities to be an essential service and Park is fully committed to continue serving our customers and communities through the COVID-19 public health crisis. For those in our communities experiencing a financial hardship, Park has offered various methods of support including loan modifications, payment deferral programs, participation in the CARES Act PPP, participation in additional PPP loans authorized under the Consolidated Appropriations Act, 2021, and various other case by case accommodations. Throughout the pandemic, Park has implemented various physical distancing guidelines to help protect associates, such as allowing associates to work from home, where practical, while maintaining customer service via our online banking services, mobile app, and ATMs, by keeping drive-thru lanes open to serve customers, maintaining selective branch office openings, and offering other banking services by appointment when necessary. As of December 31, 2021, all branches had returned to normal operations.

During 2021 and 2020, Park provided calamity pay and special one-time bonuses to certain associates related to the COVID-19 pandemic. The cost of the calamity pay and special bonuses amounted to $2.1 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively, and is included within salaries expense.

Paycheck Protection Program

During 2020, Park approved and funded 4,439 loans totaling $543.1 million under the PPP's first round of loans. These first round PPP loans had an average principal balance of $122,000. Of the $543.1 million in first round PPP loans, 21 loans totaling $68.2 million had a principal balance that was greater than $2 million. For its assistance in making and retaining the 4,439 loans, Park has received an aggregate of $20.2 million in fees from the SBA, of which $6.4 million and $13.7 million were recognized within loan interest income during the year ended December 31, 2021 and the year ended December 31, 2020, respectively. Park funded the PPP loans with excess on-balance sheet liquidity. At December 31, 2021, the remaining balance of the first round PPP loans funded in 2020 was $4.8 million.

During 2021, Park offered additional PPP loans as authorized under the Consolidated Appropriations Act, 2021. Through December 31, 2021, Park approved and funded 3,262 loans totaling $221.6 million under the second round of PPP loans. These additional second round PPP loans had an average principal balance of $68,000. None of the $221.6 million in additional second round PPP loans had a principal balance that was greater than $2 million. For its assistance in making and retaining the 3,262 second round of PPP loans, Park has received an aggregate of $12.9 million in fees from the SBA, of which $9.9 million was recognized within loan interest income during the year ended December 31, 2021. Park funded the second round PPP loans with excess on-balance sheet liquidity. At December 31, 2021, the remaining balance of second round PPP loans funded in 2021 was $72.3 million.

As of February 21, 2022, Park had submitted 6,953 repayment requests on behalf of borrowers under the PPP to the SBA and has received $707.9 million in payments from the SBA.

Loan Modifications

During the two years ended December 31, 2021, Park modified a total of 5,138 consumer loans, with an aggregate balance of $72.2 million, and modified a total of 1,406 commercial loans, with an aggregate balance of $488.1 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the troubled debt restructuring ("TDR") classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans are considered current and continue to accrue interest during the deferral period.

Of the $560.3 million of COVID-19 modifications during the two years ended December 31, 2021, $30.9 million, or 0.45% of total loans, remained in deferral as of December 31, 2021 and $7.1 million were greater than or equal to 30 days past due in accordance with the modified terms at December 31, 2021.

Financial Results by segment

The following table reflects the net income (loss) by segment for the years ended December 31, 2021, 2020 and 2019. Park's segments include PNB and "All Other" which primarily consists of Park as the "Parent Company", GFSC and SEPH. SEPH is a non-bank subsidiary of Park, holding former Vision Bank OREO property and non-performing loans.

Table 1 - Net Income (Loss) by Segment

(In thousands)	2021	2020	2019
PNB	$159,461	$123,730	$113,600
All Other	(5,516)	4,193	(10,900)
Total Park	$153,945	$127,923	$102,700

Net income for the year ended December 31, 2021 of $153.9 million represented a $26.0 million, or 20.3%, increase compared to $127.9 million for the year ended December 31, 2020. Net income for both the year ended December 31, 2021 and the year ended December 31, 2020 included several items of income and expense that impact the comparability of period results. These items are detailed in the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding All Other, which consists of the Parent Company, GFSC and SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the years ended December 31, 2021, 2020 and 2019.

Table 2 - PNB Summary Income Statement
(In thousands)	2021	2020	2019
Net interest income	$328,398	$326,375	$293,130
(Recovery of) provision for credit losses (1)	(8,554)	30,813	8,356
Other income	126,802	124,231	92,392
Other expense	266,678	268,938	237,433
Income before income taxes	$197,076	$150,855	$139,733
Income tax expense	37,615	27,125	26,133
Net income	$159,461	$123,730	$113,600
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of December 31, 2021 and the related (recovery of) provision for credit losses for the year ended December 31, 2021 were calculated utilizing this new guidance.

Net interest income of $328.4 million for the year ended December 31, 2021 represented a $2.0 million, or 0.6%, increase compared to $326.4 million for the year ended December 31, 2020. The increase was a result of an $18.7 million decrease in interest expense, partially offset by a $16.7 million decrease in interest income.
The $16.7 million decrease in interest income was primarily due to a $312,000 decrease in investment income and a $16.3 million decrease in interest income on loans. The decrease in investment income was primarily the result of a decrease in the yield on investments, which decreased 43 basis points to 2.23% for the year ended December 31, 2021, compared to 2.66% for the year ended December 31, 2020, partially offset by a $200.5 million increase in average investments. The decrease in interest income on loans was primarily the result of a decrease in the yield on loans, which decreased 25 basis points to 4.41% for the year ended December 31, 2021, compared to 4.66% for the year ended December 31, 2020. The decrease in yield on loans was partially offset by a $35.5 million increase in average loans from $6.97 billion for the year ended December 31, 2020 to $7.01 billion for the year ended December 31, 2021. The increase in average loans was impacted by the addition of average PPP loans of approximately $257.4 million and $352.6 million for the years ended December 31, 2021 and 2020, respectively, and also resulted in interest and fee income of $18.0 million and $16.7 million for the year ended December 31, 2021 and 2020, respectively. Excluding the impact of PPP loans, the yield on loans was 4.31% for the year ended December 31, 2021, a decrease of 35 basis points compared to 4.66% for the year ended December 31, 2020.
The $18.7 million decrease in interest expense was primarily due to a $15.0 million decrease in interest expense on deposits as well as a $3.7 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was partially the result of a decrease in the cost of deposits of 29 basis points, from 0.41% for the year ended December 31, 2020 to 0.12% for the year ended December 31, 2021. The decrease in the interest expense on deposits was partially offset by a $13.0 million increase in average on-balance sheet interest bearing deposits from $5.24 billion for the year ended December 31, 2020, to $5.25 billion for the year ended December 31, 2021. The increase in on-balance sheet interest bearing deposits was due to an increase in savings deposits, which was partially offset by declines in both higher-cost time deposits and transaction accounts. During the years ended December 31, 2021 and 2020, Park made the decision to participate in two programs to transfer deposits off balance sheet in order to manage growth of the balance sheet. This decision also minimized the increase in interest bearing deposits.
The decrease in interest expense on borrowings was partially the result of a $91.2 million decrease in average borrowings from $403.9 million for the year ended December 31, 2020, to $312.7 million for the year ended December 31, 2021. The cost of borrowings also decreased by 76 basis points, from 1.41% for the year ended December 31, 2020 to 0.65% for the year ended December 31, 2021.
The recovery of credit losses of $8.6 million for the year ended December 31, 2021 represented a difference of $39.4 million, compared to a provision for credit losses of $30.8 million for the year ended December 31, 2020. Refer to the “CREDIT METRICS AND (RECOVERY OF) PROVISION FOR CREDIT LOSSES" section for additional details regarding the level of the (recovery of) provision for credit losses recognized in each period presented above.
Other income of $126.8 million for the year ended December 31, 2021 represented an increase of $2.6 million, or 2.1%, compared to $124.2 million for the year ended December 31, 2020. The $2.6 million increase was primarily related to (i) a $5.6 million increase in income from fiduciary activities; (ii) a $3.7 million increase in debit card fee income; (iii) a $2.9 million increase in miscellaneous income, primarily related to refunds of a consumer insurance product, an increase in income from printed check sales and an increase in gain on sale of assets; and (iv) a $1.4 million increase in gain (loss) on equity securities, net. These increases were partially offset by a $3.3 million decrease in gain on sale of debt securities and a $7.7 million decrease in other service income. The decline in other service income was primarily due to declines in investor rate locks, mortgage loans held for sale and fee income from mortgage loan originations, partially offset by an increase in the valuation of mortgage servicing rights.
A summary of mortgage loan originations for the years ended December 31, 2021 and 2020 follows.

Table 3 - PNB Mortgage Loan Originations
(In thousands)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	YTD 2021
Mortgage Loan Origination Volume
Sold	$191,116	$142,398	$123,757	$98,007	$555,278
Portfolio	82,613	74,670	66,718	60,685	284,686
Construction	28,987	37,266	28,486	24,816	119,555
Service released	1,266	2,204	4,537	5,795	13,802
Total mortgage loan originations	$303,982	$256,538	$223,498	$189,303	$973,321

Refinances as a % of Total Mortgage Loan Originations	71.1%	50.0%	44.8%	44.2%	54.2%

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	YTD 2020
Mortgage Loan Origination Volume
Sold	$85,030	$248,339	$355,755	$325,841	$1,014,965
Portfolio	56,018	64,351	61,227	99,077	280,673
Construction	33,109	33,754	40,560	29,825	137,248
Service released	3,794	2,362	2,275	2,950	11,381
Total mortgage loan originations	$177,951	$348,806	$459,817	$457,693	$1,444,267

Refinances as a % of Total Mortgage Loan Originations	48.1%	67.8%	68.5%	71.4%	66.7%

Total mortgage loan originations decreased $470.9 million, or 32.6%, to $973.3 million for the year ended December 31, 2021 compared to $1,444.3 million for the year ended December 31, 2020.

The table below reflects PNB's other expense for the years ended December 31, 2021 and 2020.

Table 4 - PNB Other Expense Information
(In thousands)	December 31, 2021	December 31, 2020	$ change	% change
Other expense:
Salaries	$120,949	$122,586	$(1,637)	(1.3)%
Employee benefits	40,895	36,282	4,613	12.7%
Occupancy expense	12,555	13,571	(1,016)	(7.5)%
Furniture and equipment expense	10,880	18,781	(7,901)	(42.1)%
Data processing fees	30,202	11,653	18,549	159.2%
Professional fees and services	19,980	24,444	(4,464)	(18.3)%
Marketing	6,072	5,825	247	4.2%
Insurance	5,621	5,804	(183)	(3.2)%
Communication	3,498	3,985	(487)	(12.2)%
State tax expense	3,821	3,293	528	16.0%
Amortization of intangible assets	1,798	2,263	(465)	(20.5)%
FHLB prepayment penalty	—	10,529	(10,529)	N.M.
Foundation contributions	4,000	3,000	1,000	33.3%
Miscellaneous	6,407	6,922	(515)	(7.4)%
Total other expense	$266,678	$268,938	$(2,260)	(0.8)%

Other expense of $266.7 million for the year ended December 31, 2021 represented a decrease of $2.3 million, or 0.8%, compared to $268.9 million for the year ended December 31, 2020. The decrease in salaries expense was primarily related to decreases in base salary expense, additional compensation expense and vacation accrual, partially offset by increases in officer incentive expense and share-based compensation expense. The increase in employee benefits expense was primarily related to increased pension plan expense, payroll tax expense and group insurance costs. The decrease in occupancy expense was primarily related to decreased lease expense. The decrease in furniture and equipment expense was primarily related to a change in the classification under which software and related maintenance costs were expensed, which are now classified under data processing fees. The impact of this decrease in furniture and equipment expense was partially offset by an increase in depreciation expense on equipment. The increase in data processing fees was related to increased debit card processing costs and other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees. The decrease in professional fees and services was primarily related to decreased legal expenses, title, appraisal and credit costs and decreases in other fees (due to the change to expensing software costs under data processing fees), partially offset by increases in management and consulting expenses. The decrease in the FHLB prepayment penalty was due to a $10.5 million prepayment penalty on FHLB borrowings of $150 million repaid during the year ended December 31, 2020; there was no similar prepayment during the year ended December 31, 2021. The increase in foundation contributions was due to a $4.0 million contribution to Park's charitable foundation during the year ended December 31, 2021, compared to a $3.0 million contribution made during the year ended December 31, 2020.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the years ended December 31, 2021 and 2020.

Table 5 - PNB Balance Sheet Information
(In thousands)	December 31, 2021	December 31, 2020	% change from 12/31/20
Loans	$6,868,935	$7,165,840	(4.14)%
Loans less PPP loans (1)	6,794,515	6,834,269	(0.58)%
Allowance for credit losses (2)	83,111	84,321	(1.43)%
Net loans	6,785,824	7,081,519	(4.18)%
Investment securities	1,807,392	1,114,742	62.14%
Total assets	9,538,217	9,236,915	3.26%
Total deposits	8,157,720	7,820,983	4.31%
Average assets (3)	9,814,766	9,198,141	6.70%
Efficiency ratio (4)	58.21%	59.31%	(1.85)%
Return on average assets	1.62%	1.35%	20.00%
(1) Excludes $74.4 million of PPP loans at December 31, 2021 and $331.6 million of PPP loans at December 31, 2020.
(2) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of December 31, 2021 and the related (recovery of) provision for credit losses for the year ended December 31, 2021 were calculated utilizing this new guidance.
(3) Average assets for the year ended December 31, 2021 and 2020.
(4) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.9 million for both the year ended December 31, 2021 and the year ended December 31, 2020.

Loans outstanding at December 31, 2021 were $6.87 billion, compared to $7.17 billion at December 31, 2020, a decrease of $296.9 million, or 4.1%. Excluding $74.4 million and $331.6 million of PPP loans at December 31, 2021 and December 31, 2020, respectively, loans outstanding were $6.79 billion at December 31, 2021, compared to $6.83 billion at December 31, 2020, a decrease of $39.8 million, or 0.6%. The table below breaks out the change in loans outstanding, by loan type.

Table 6 - PNB
(In thousands)	December 31, 2021	December 31, 2020	change from 12/31/20	% change from 12/31/20
Home equity	$165,691	$182,131	$(16,440)	(9.0)%
Installment	1,685,687	1,650,620	35,067	2.1%
Real estate	1,142,991	1,213,820	(70,829)	(5.8)%
Commercial (excluding PPP loans) (1)(2)	3,797,673	3,784,153	13,520	0.4%
PPP loans	74,420	331,571	(257,151)	N.M.
Other	2,473	3,545	(1,072)	(30.2)%
Total loans	$6,868,935	$7,165,840	$(296,905)	(4.1)%
Total loans (excluding PPP loans)	$6,794,515	$6,834,269	$(39,754)	(0.6)%
(1) Excludes $74.4 million of PPP loans at December 31, 2021 and $331.6 million of PPP loans at December 31, 2020.
(2) Commercial (excluding PPP loans) decreased by $58.8 million, or 1.6% (2.1% annualized), from December 31, 2020 to September 30, 2021 and grew by $72.3 million, or 1.9% (7.7% annualized), from September 30, 2021 to December 31, 2021.

PNB's allowance for credit losses decreased by $1.2 million, or 1.4%, to $83.1 million at December 31, 2021, compared to $84.3 million at December 31, 2020. This decrease included the impact of a $6.7 million increase to the allowance for credit losses as the result of the adoption of ASU 2016-13. Net recoveries were $640,000, or 0.01% of total average loans, for the year ended December 31, 2021 and net charge-offs were $1.2 million, or 0.02% of total average loans, for the year ended December 31, 2020. Refer to the “CREDIT METRICS AND (RECOVERY OF) PROVISION FOR CREDIT LOSSES" section for additional information regarding PNB's loan portfolio and the level of provision for credit losses recognized in each period presented.

Total deposits at December 31, 2021 were $8.16 billion, compared to $7.82 billion at December 31, 2020, an increase of $336.7 million, or 4.3%. During the years ended December 31, 2021 and 2020, Park made the decision to participate in two programs to transfer deposits off balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At December 31, 2021 and December 31, 2020, Park had $983.1 million and $710.1 million, respectively, in deposits which were off-balance sheet. Total deposits would have increased $609.7 million, or 7.1%, compared to December 31, 2020 had the $983.1 million and $710.1 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

Table 7 - PNB
(In thousands)	December 31, 2021	December 31, 2020	change from 12/31/20	% change from 12/31/20
Non-interest bearing deposits	$3,320,413	$2,978,005	$342,408	11.5%
Transaction accounts	1,502,876	1,381,479	121,397	8.8%
Savings	2,622,771	2,596,926	25,845	1.0%
Certificates of deposit	711,660	864,573	(152,913)	(17.7)%
Total deposits	$8,157,720	$7,820,983	$336,737	4.3%
Off balance sheet deposits	983,053	710,101	272,952	38.4%
Total deposits including off balance sheet deposits	$9,140,773	$8,531,084	$609,689	7.1%

All Other

The table below summarizes the All Other net (loss) income for the years ended December 31, 2021, 2020, and 2019.

Table 8 - All Other Income Statement
(In thousands)	2021	2020	2019
Net interest income	$1,495	$1,255	$4,607
Recovery of credit losses (1)	(3,362)	(18,759)	(2,185)
Other income	3,142	1,433	4,801
Other expense	16,840	17,657	26,555
Net (loss) income before income tax benefit	$(8,841)	$3,790	$(14,962)
Income tax benefit	(3,325)	(403)	(4,062)
Net (loss) income	$(5,516)	$4,193	$(10,900)
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of December 31, 2021 and the related recovery of credit losses for the year ended December 31, 2021 were calculated utilizing this new guidance.

The net interest income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on GFSC loans and SEPH nonaccrual loan relationships. The net interest income for All Other included for the years ended December 31, 2021 and 2020, interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park in August 2020 (the "Park Subordinated Notes").

Net interest income reflected net interest income of $1.5 million for the year ended December 31, 2021, compared to net interest income of $1.3 million for the year ended December 31, 2020. The change was largely the result of an increase of $7.4 million in loan interest income related to payment collections at SEPH, offset by a decrease of $2.6 million in net interest income from GFSC, and by an increase in interest expense on borrowings of $4.4 million, mainly related to the Park Subordinated Notes.

SEPH had net recoveries of $2.7 million for the year ended December 31, 2021, compared to net recoveries of $19.0 million for the year ended December 31, 2020, and GFSC had net recoveries of $28,000 for the year ended December 31, 2021, compared to net charge-offs of $829,000 for the year ended December 31, 2020.

All Other had other income of $3.1 million for the year ended December 31, 2021, compared to $1.4 million for the year ended December 31, 2020. The change was largely due to an $878,000 increase in income related to partnership investments, which went from a $21,000 loss for the year ended December 31, 2020 to an $857,000 gain for the year ended December 31, 2021, and a $410,000 difference in gain (loss) on equity securities, net, which went from a $226,000 loss for the year ended December 31, 2020 to a $184,000 gain for the year ended December 31, 2021.

All Other had other expense of $16.8 million for the year ended December 31, 2021, compared to $17.7 million for the year ended December 31, 2020. The decrease was largely due to a $625,000 decrease in expense at GFSC, as well as a $605,000 decrease in merger-related expenses associated with the Carolina Alliance acquisition.

The table below provides certain balance sheet information for All Other as of or for the years ended December 31, 2021 and 2020.

Table 9 - All Other
(Dollars in thousands)	December 31, 2021	December 31, 2020	% change from 12/31/20
Loans	$2,187	$11,945	(81.69)%
Allowance for credit losses (1)	86	1,354	(93.65)%
Net loans	2,101	10,591	(80.16)%
Total assets	22,037	42,106	(47.66)%
Average assets (2)	32,692	43,492	(24.83)%

(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of December 31, 2021 and the related recovery of credit losses for the year ended December 31, 2021 were calculated utilizing this new guidance.
(2) Average assets for the years ended December 31, 2021 and 2020, respectively.

Park National Corporation

The table below summarizes Park's net income for the years ended December 31, 2021, 2020, and 2019.

Table 10 - Park Summary Income Statement
(In thousands)	2021	2020	2019
Net interest income	$329,893	$327,630	$297,737
(Recovery of) provision for credit losses	(11,916)	12,054	6,171
Other income	129,944	125,664	97,193
Other expense	283,518	286,595	263,988
Income before income taxes	$188,235	$154,645	$124,771
Income tax expense	34,290	26,722	22,071
Net income	$153,945	$127,923	$102,700

DIVIDENDS ON COMMON SHARES

Cash dividends declared on Park's common shares were $4.52 in 2021, $4.28 in 2020 and $4.24 in 2019. The quarterly cash dividend on Park's common shares was $1.23 per share for the first quarter of 2021, $1.03 per share for the second and third quarter of 2021, and $1.23 per share for the fourth quarter of 2021. The first and fourth quarters of 2021 included a one-time special cash dividend of $0.20 per share. This was the fourth year in a row that Park has declared a special cash dividend ($0.20 twice in 2021, $0.20 in both 2020 and 2019, and $0.25 in 2018), which began in 2018 when the corporate federal income tax rate was reduced from 35% to 21% and has continued each year that the tax rates have remained at the lower level. The quarterly cash dividend on Park's common shares was $1.22 per share for the first quarter of 2020, and $1.02 per share for the second, third, and fourth quarter of 2020. The first quarter of 2020 included a one-time special cash dividend of $0.20 per share. The quarterly cash dividend on Park's common shares was $1.21 per share for the first quarter of 2019, and $1.01 per share for the second, third, and fourth quarter of 2019. The first quarter of 2019 included a one-time special cash dividend of $0.20 per share. Please see the discussion of limitations on Park's ability to pay dividends in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

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

Allowance for Credit Losses: Park believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on individually evaluated loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

One of the most significant judgments impacting the ACL estimate is the economic forecast for Ohio unemployment, Ohio GDP, and Ohio HPI. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario considers among other things that, (1) new cases, hospitalizations and deaths from COVID rise again, causing some state and local governments to impose restrictions, those that are not vaccinated continue to refuse the vaccines, and worries about the Omicron variant rises; (2) as a result of the unknown Omicron variant, consumers’ uncertainty about the safety of hotels, stores, restaurants and flights rise again and, therefore, spending on travel, retail and hotels decline; and (3) disagreements in the U.S. Congress prevent any additional fiscal support. The adverse scenario forecasts unemployment for the next twelve months to range from 6.6% to 9.4%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $20.7 million as of December 31, 2021.

Refer to the “CREDIT METRICS AND (RECOVERY OF) PROVISION FOR CREDIT LOSSES” section within this "ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of December 31, 2021, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2021, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment. The fair value of the goodwill, which resides on the books of PNB, is evaluated for potential impairment by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

The most significant of these assumption are the discount rate and the expected return on assets. The discount rate utilized for the December 31, 2021 calculation was 3.23% and the expected return on plan assets was 6.92%. Presented below is the estimated impact on Park's projected benefit obligation ("PBO") and 2022 pension expense assuming changes in the significant assumptions.

Table 11-Pension Sensitivity
	Discount Rate		Expected Return on Plan Assets
(In thousands)	- 25 BPS	+25 BPS	- 50 BPS	+50 BPS
Change in PBO	$5,560	$(5,260)	N.A.	N.A.
Change in Pension Expense	110	(110)	$1,290	$(1,290)

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

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions.  At December 31, 2021, Park operated 96 financial service offices (including those of PNB and Scope Leasing, Inc. ("Scope Aircraft Finance")) and a network of 116 automated teller machines in 26 Ohio counties, three North Carolina counties, four South Carolina counties and one Kentucky county. SEPH and Guardian each operated one administrative office, located in Newark, Ohio.

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government entities.  These deposits consist of non-interest bearing and interest bearing deposits.

Average total deposits were $8,187 million in 2021, compared to $7,633 million in 2020, and $6,905 million in 2019. The table below provides a summary of deposit balances as of December 31, 2021 and 2020, along with the change over the past year.

Table 12 - Year-End Deposits
December 31 (In thousands)	2021	2020	Change
Non-interest bearing checking	$3,066,419	$2,727,100	$339,319
Interest bearing transaction accounts	1,502,876	1,381,479	121,397
Savings	2,622,108	2,597,827	24,281
All other time deposits	711,660	864,573	(152,913)
Other	1,465	1,379	86
Total	$7,904,528	$7,572,358	$332,170
Off balance sheet deposits	983,053	710,101	272,952
Total deposits including off balance sheet deposits	$8,887,581	$8,282,459	$605,122

During the years ended December 31, 2021 and 2020, Park made the decision to participate in two programs in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At December 31, 2021 and December 31, 2020, Park had $983.1 million and $710.1 million, respectively, in off balance sheet deposits. Total deposits would have increased $605.1 million, or 7.3%, compared to December 31, 2020 had the $983.1 million and $710.1 million in deposits remained on the balance sheet.

The average interest rate paid on interest bearing deposits was 0.12% in 2021, compared to 0.41% in 2020 and 1.01% in 2019. The average cost of interest bearing deposits for each quarter of 2021 was 0.09% for the fourth quarter, 0.11% for the third quarter, 0.13% for the second quarter and 0.16% for the first quarter.

As of December 31, 2021 and 2020, approximately $1.7 billion and $1.8 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies used for the Corporation's regulatory reporting requirements.

The following table provides a summary of the portion of the Corporation's time deposits, by account, that are in excess of the FDIC insurance limit of $250,000, by remaining time until maturity, as of December 31, 2021:

Table 13 - Maturities of Time Deposits in Excess of FDIC Insurance Limit
December 31 (In thousands)	2021
3 months or less	$12,030
Over 3 months through 6 months	12,835
Over 6 months through 12 months	21,595
Over 12 months	17,818
Total	$64,278

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, Federal Funds purchased and other borrowings.  These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk.  The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments.  The average rate paid on short-term borrowings was 0.27% in 2021, compared to 0.40% in 2020 and 1.15% in 2019. The year-end balance for short-term borrowings was $239 million at December 31, 2021, compared to $342 million at December 31, 2020 and $231 million at December 31, 2019.

Long-Term Debt: Long-term debt primarily consists of borrowings from the Federal Home Loan Bank. In addition, Park had a term note with another financial institution which was paid off on August 2, 2021. The average balance of long-term debt and the average cost of long-term debt include the subordinated notes discussed in the following section. In 2021, the average balance of long-term debit was $206 million, compared to $216 million in 2020 and $341 million in 2019. The average interest rate paid on long-term debt was 4.32% in 2021, compared to 3.55% in 2020 and 2.77% in 2019. Average total debt (long-term and short-term) was $493 million in 2021, compared to $495 million in 2020 and $557 million in 2019. Average total debt decreased by $2 million, or 0.3%, in 2021 compared to 2020, and decreased by $62 million, or 11.1%, in 2020 compared to 2019. Average long-term debt was 42% of average total debt in 2021, compared to 44% of average total debt in 2020 and 61% of average total debt in 2019.

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

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate will be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the Federal Reserve Board to the extent the approval of the Federal Reserve Board is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The Subordinated Notes qualify as Tier 2 capital for Park under the Federal Reserve Board's capital adequacy rules.

See "Note 16 - Subordinated Notes" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information about the Subordinated Notes.

Shareholders' Equity: The ratio of total shareholders' equity to total assets was 11.62% at December 31, 2021, compared to 11.21% at December 31, 2020 and 11.32% at December 31, 2019. The ratio of tangible shareholders’ equity [shareholders' equity ($1,110.8 million) less goodwill ($159.6 million) and other intangible assets ($7.5 million)] to tangible assets [total assets ($9,560.3 million) less goodwill ($159.6 million) and other intangible assets ($7.5 million)] was 10.05% at December 31, 2021, compared to 9.57% at December 31, 2020 and 9.51% at December 31, 2019.

In accordance with U.S. GAAP, Park reflects any unrealized holding gain or loss on AFS debt securities, any unrealized net holding gain or loss on cash flow hedging derivatives and any change in the funded status of Park's pension plan, net of income taxes, as accumulated other comprehensive income (loss) which is part of Park’s shareholders’ equity.

The unrealized net holding gain, net of income taxes, on AFS debt securities was $21.2 million at year-end 2021, compared to $40.7 million at year-end 2020 and $17.5 million at year-end 2019.

The unrealized net holding loss, net of income taxes, on cash flow hedging derivatives was $206,000 at year-end 2021, compared to $698,000 at year-end 2020 and $454,000 at year-end 2019.

In accordance with U.S. GAAP, Park adjusts accumulated other comprehensive income to recognize the net actuarial gain or loss reflected in the funding status of Park’s pension plan.  See "Note 19 - Benefit Plans" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for information on the accounting for Park’s pension plan. Pertaining to the funding status of the pension plan, Park recognized a net comprehensive gain of $28.6 million in 2021, compared to a net comprehensive loss of $7.7 million in 2020 and a net comprehensive gain of $3.0 million in 2019. The net comprehensive gain in 2021 was due to greater than expected investment returns on pension plan assets as well as a net decrease in the benefit obligation due to assumption changes. The net comprehensive loss in 2020 was due to changes in actuarial assumptions which were partially offset by increased investment returns on pension plan assets. The net comprehensive gain in 2019 was due to changes in actuarial assumptions being more than offset by increased investment returns on pension plan assets.

At year-end 2021, the balance in accumulated other comprehensive loss pertaining to the pension plan was an unrealized loss of $5.8 million, compared to $34.4 million at December 31, 2020 and $26.7 million at December 31, 2019.

INVESTMENT OF FUNDS

Loans:  Average loans were $7,015 million in 2021, compared to $6,990 million in 2020 and $6,208 million in 2019. The average yield on average loan balances was 4.53% in 2021, compared to 4.71% in 2020 and 5.19% in 2019. Approximately 49% of Park’s loan balances mature or reprice within one year (see Table 38).  The average yield on average loan balances for each quarter of 2021 was 4.58% for the fourth quarter, 4.47% for the third quarter, 4.60% for the second quarter and 4.48% for the first quarter.

Loan interest income for 2021, 2020, and 2019 included $8.0 million, $453,000 and $256,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $3.3 million, $4.4 million and $5.2 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2021 and 2020 included interest and fee income related to PPP loans of $18.0 million and $16.7 million, respectively. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 4.27%, 4.63% and 5.09%, for the years ended December 31, 2021, 2020, and 2019. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 4.20% for the fourth quarter of 2021, 4.25% for the third quarter of 2021, 4.29% for the second quarter of 2021, and 4.34% for the first quarter of 2021.

At December 31, 2021, loan balances were $6,871 million, compared to $7,178 million at year-end 2020, a decrease of $307 million, or 4.3%. Excluding $74.4 million and $331.6 million of PPP loans at December 31, 2021 and 2020, respectively, loans outstanding at December 31, 2021 were $6,797 million, a decrease of $49 million, or 0.7%, compared to $6,846 million at December 31, 2020. At December 31, 2020, loan balances were $7,178 million, compared to $6,501 million at year-end 2019, an increase of $676 million, or 10.4%. Excluding $331.6 million of PPP loans at December 31, 2020, loans outstanding at December 31, 2020 were $6,846 million, compared to $6,501 million at December 31, 2019, an increase of $345 million, or 5.3%.

The table below reports year-end loan balances by type of loan for the past three years.

Table 14 - Loans by Type
December 31,
(In thousands)	2021	2020	2019
Commercial, financial and agricultural	$1,298,626	$1,588,989	$1,185,110
Construction real estate	321,786	343,421	331,699
Residential real estate	1,738,707	1,813,044	1,892,726
Commercial real estate	1,801,792	1,748,189	1,609,413
Consumer	1,689,679	1,659,704	1,452,375
Leases	20,532	24,438	30,081
Total loans	$6,871,122	$7,177,785	$6,501,404
PPP loans (1)	74,420	331,571	—
Total loans less PPP loans	$6,796,702	$6,846,214	$6,501,404
(1) PPP loans are included in Commercial, financial and agricultural above.

On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans decreased by $258 million, or 7.0%, in 2021. The decrease in 2021 was due to a decrease in commercial, financial and agricultural loans of $290.4 million, a decrease in construction real estate loans of $21.6 million, and an increase in commercial real estate loans of $53.6 million. Included within commercial, financial and agricultural loans were $74.4 million of PPP loans. On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased by $554 million, or 17.7%, in 2020. The increase in 2020 was due to an increase in commercial real estate loans of $138.8 million, an increase in construction real estate loans of $11.7 million and an increase in commercial, financial and agricultural loans of $403.9 million. Included within commercial, financial and agricultural loans were $331.6 million of PPP loans. Excluding $74.4 million and $331.6 million of PPP loans at December 31, 2021 and 2020, respectively, commercial, financial and agricultural loans decreased $33 million, or 2.6% in 2021 and increased $72 million, or 6.1% in 2020.

Consumer loans increased by $30.0 million, or 1.8%, in 2021 and increased $207.3 million, or 14.3%, in 2020. The increase in consumer loans in each of 2021 and 2020 was primarily due to an increase in automobile lending in Ohio.

Residential real estate loans decreased by $74.3 million, or 4.1%, in 2021 and decreased by $79.7 million, or 4.2%, in 2020. The decrease in 2021 was due to a decrease in mortgage loans secured by residential real estate of $62.7 million, a decrease in home equity loans secured by residential real estate of $16.4 million and a decrease in installment loans secured by residential real estate of $2.8 million, partially offset by an increase in commercial loans secured by residential real estate of $7.6 million.

Leases decreased by $3.9 million to $20.5 million in 2021 and decreased $5.6 million to $24.4 million in 2020.

The table below summarizes the distribution of maturities for loan segments as of December 31, 2021:

Table 15 - Loan Maturity Distribution
	One Year or Less (1)	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total
December 31, 2021
(In thousands)
Commercial, financial and agricultural	$331,606	$685,012	$184,208	$97,800	$1,298,626
Construction real estate	80,560	86,056	58,565	96,605	321,786
Residential real estate	66,352	155,785	846,938	669,632	1,738,707
Commercial real estate	106,511	322,930	755,864	616,487	1,801,792
Consumer	24,832	752,373	911,568	906	1,689,679
Leases	4,406	14,873	1,253	—	20,532
Total loans and leases	$614,267	$2,017,029	$2,758,396	$1,481,430	$6,871,122
(1) Nonaccrual loans of $72.7 million are included within the one year or less classification above.

The table below summarizes the composition of the loan portfolio by fixed and adjustable rate as of December 31, 2021 that are contractually due after December 31, 2022:

Table 16 - Amounts Due After One Year
(In thousands)	Fixed	Adjustable	Total
Commercial, financial and agricultural	$470,929	$496,091	$967,020
Construction real estate	55,356	185,870	241,226
Residential real estate	663,284	1,009,071	1,672,355
Commercial real estate	493,857	1,201,424	1,695,281
Consumer	1,641,927	22,920	1,664,847
Leases	16,126	—	16,126
Total loans and leases	$3,341,479	$2,915,376	$6,256,855

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

Beginning in 2021, Park began investing in the AAA and AA rated tranches of Collateralized Loan Obligations ("CLOs"). CLOs had a fair value as of December 31, 2021 of $498.7 million. Management closely monitors the credit status of these securities. At December 31, 2021 the market value over collateralization was greater than 120% for each CLO.

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

Average taxable debt investment securities were $1,060 million in 2021, compared to $858 million in 2020 and $1,052 million in 2019. The average yield on taxable debt investment securities was 1.84% in 2021, compared to 2.31% in 2020 and 2.49% in 2019. Average tax-exempt debt investment securities were $288 million in 2021, compared to $289 million in 2020 and $309 million in 2019. The average tax-equivalent yield on tax-exempt debt investment securities was 3.65% in 2021, compared to 3.69% in 2020 and 3.67% in 2019.

Total debt securities (at amortized cost) were $1,727 million at December 31, 2021, compared to $1,008 million at December 31, 2020 and $1,187 million at December 31, 2019. Management purchased debt securities totaling $954 million in 2021 and $354 million in 2020. There were no purchases of debt securities in 2019. Proceeds from repayments, redemptions and maturities of debt securities were $232 million in 2021, compared to $224 million in 2020 and $196 million in 2019.

There were no sales of AFS debt securities in 2021. During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million. During 2019, Park sold certain AFS debt investment securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt investment securities with a book value of $29.1 million at a gross gain of $271,000.

For the years ended December 31, 2021, 2020, and 2019, the average tax-equivalent yield on the total investment portfolio was 2.22%, 2.66% and 2.76%, respectively.  The weighted average remaining maturity of the total investment portfolio was 4.8 years at December 31, 2021, 3.5 years at December 31, 2020 and 4.2 years at December 31, 2019. Obligations of the U.S. Treasury and other U.S. Government sponsored entities and U.S. Government sponsored entities' asset-backed securities were approximately 47.1% of the total investment portfolio at year-end 2021, 66.9% of the total investment portfolio at year-end 2020 and 69.5% of the total investment portfolio at year-end 2019.

Other investment securities (as shown on Park's Consolidated Balance Sheets) consist of stock investments in the FHLB, the FRB and equity securities which includes equity investments in limited partnerships which provide mezzanine funding.  Total other investment securities were $61 million at December 31, 2021, compared to $65 million at December 31, 2020 and $70 million at December 31, 2019. Management purchased equity securities totaling $3.6 million in 2020, compared to $100,000 in 2019. There were no equity security purchases in 2021. Management purchased $6.4 million of FRB stock in 2019. There were no FRB stock purchases in 2021 or 2020. Proceeds from the redemption/repurchase of FHLB stock were $8.7 million in 2021, compared to $8.0 million in 2020 and $14.7 million in 2019.

"Gain on equity securities, net" on Park's Consolidated Statements of Income were $5.0 million, $2.2 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. These gains on equity securities were made up of gains (losses) on equity investments carried at fair value as well as gains (losses) on equity investments carried at NAV.

For the years ended December 31, 2021, 2020 and 2019, $552,000, $(239,000) and $345,000, respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

For the years ended December 31, 2021, 2020 and 2019, $4.5 million, $2.4 million and $4.8 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

The average maturity of the investment portfolio would lengthen if long-term interest rates were to increase as principal repayments from mortgage-backed securities and CMOs would decrease and callable securities would price to their maturity dates.  At year-end 2021, management estimated that the average maturity of the investment portfolio would lengthen to 4.9 years with a 100 basis point increase in long-term interest rates and would lengthen to 5.1 years with a 200 basis point increase in long-term interest rates. Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates were to decrease as the principal repayments from mortgage-backed securities and CMOs would increase and callable securities would price to their call dates. At year-end 2021, management estimated that the average maturity of the investment portfolio would decrease to 4.1 years with a 100 basis point decrease in long-term interest rates and to 3.8 years with a 200 basis point decrease in long-term interest rates.

The table below sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2021, 2020 and 2019:

Table 17 - Investment Securities
December 31,
(In thousands)	2021	2020	2019
Corporate debt securities	$11,412	$2,014	$—
Obligations of states and political subdivisions	389,591	305,218	320,491
U.S. Government asset-backed securities	854,463	752,109	889,210
Collateralized loan obligations	498,674	—	—
FHLB stock	13,413	22,090	30,060
FRB stock	14,653	14,653	14,653
Equities	33,202	28,722	25,093
Total	$1,815,408	$1,124,806	$1,279,507
Investments by category as a percentage of total investment securities
Corporate debt securities	0.6%	0.2%	—%
Obligations of states and political subdivisions	21.5%	27.1%	25.0%
U.S. Government asset-backed securities	47.1%	66.9%	69.5%
Collateralized loan obligations	27.5%	—%	—%
FHLB stock	0.7%	2.0%	2.3%
FRB stock	0.8%	1.2%	1.2%
Equities	1.8%	2.6%	2.0%
Total	100.0%	100.0%	100.0%

The carrying value of investments in debt securities at December 31, 2021, is shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Table 18 - Investment Maturity Distribution
	Over Five Through Ten Years	Over Ten Years	Total
December 31, 2021
(In thousands)
Corporate debt securities	$11,412	$—	$11,412
Obligations of states and political subdivisions	213,154	176,437	389,591
Total	$224,566	$176,437	$401,003

U.S. Government sponsored entities' asset-backed securities			$854,463
Collateralized loan obligations			498,674

ANALYSIS OF EARNINGS

Net Interest Income: Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  (See the table below for three years of history on the average balances of the balance sheet categories as well as the average rates earned on interest earning assets and the average rates paid on interest bearing liabilities.)

Table 19 - Distribution of Assets, Liabilities and Shareholders' Equity
December 31,	2021			2020			2019
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
ASSETS

Loans (1)(2)	$7,014,517	$317,912	4.53%	$6,990,458	$329,350	4.71%	$6,208,496	$321,961	5.19%
Taxable investment securities	1,059,809	19,458	1.84%	857,752	19,818	2.31%	1,051,540	26,213	2.49%
Tax-exempt investment securities (3)	288,300	10,514	3.65%	289,366	10,679	3.69%	309,197	11,335	3.67%
Money market instruments	665,714	880	0.13%	280,952	739	0.26%	169,703	3,947	2.33%
Total interest earning assets	9,028,340	348,764	3.86%	8,418,528	360,586	4.28%	7,738,936	363,456	4.70%
Non-interest earning assets:
Allowance for credit losses	(87,233)			(71,221)			(54,516)
Cash and due from banks	139,678			127,214			130,372
Premises and equipment, net	89,758			81,357			69,710
Other assets	676,915			685,755			589,527
TOTAL	$9,847,458			$9,241,633			$8,474,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Transaction accounts	$1,550,138	$357	0.02%	$1,687,417	$3,582	0.21%	$1,648,896	$13,249	0.80%
Savings deposits	2,924,504	1,238	0.04%	2,556,475	5,560	0.22%	2,261,600	20,099	0.89%
Time deposits	774,825	4,711	0.61%	994,255	12,186	1.23%	1,119,358	17,494	1.56%
Total interest bearing deposits	5,249,467	6,306	0.12%	5,238,147	21,328	0.41%	5,029,854	50,842	1.01%
Federal funds purchased	68	—	0.10%	1,872	2	0.12%	79	2	2.78%
Repurchase agreements	261,967	95	0.04%	250,265	472	0.19%	168,450	1,105	0.66%
Short-term borrowings	25,025	672	2.69%	26,750	636	2.38%	47,371	1,369	2.89%
Long-term debt (4)	205,883	8,887	4.32%	215,645	7,652	3.55%	340,664	9,445	2.77%
Total interest bearing liabilities	5,742,410	15,960	0.28%	5,732,679	30,090	0.52%	5,586,418	62,763	1.12%

Table 19 - Distribution of Assets, Liabilities and Shareholders' Equity-continued
December 31,	2021			2020			2019
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
Non-interest bearing liabilities:
Demand deposits	2,937,035			2,394,717			1,875,628
Other	102,553			105,135			89,809
Total non-interest bearing liabilities	3,039,588			2,499,852			1,965,437
Shareholders' equity	1,065,460			1,009,102			922,174
TOTAL	$9,847,458			$9,241,633			$8,474,029
Tax equivalent net interest income		$332,804			$330,496			$300,693
Net interest spread			3.58%			3.76%			3.58%
Net yield on interest earning assets (net interest margin)			3.69%			3.93%			3.89%
(1)Loan income includes net loan-related fee income, purchase accounting accretion and origination expense in the aggregate amount of $11.1 million in 2021, $12.9 million in 2020 and $0.6 million in 2019. Loan income also includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2021, 2020 and 2019. The taxable equivalent adjustments were $704,000 in 2021, $623,000 in 2020 and $576,000 in 2019.
(2)For the purpose of the computation for loans, nonaccrual loans are included in the daily average loans outstanding.
(3)Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2021, 2020 and 2019. The taxable equivalent adjustments were $2.2 million in 2021, $2.2 million in 2020 and $2.4 million in 2019.
(4)Includes subordinated notes.

Average interest earning assets for 2021 increased by $610 million, or 7.2% to $9,028 million, compared to $8,419 million for 2020. Average interest earning assets for 2020 increased by $680 million, or 8.8%, to $8,419 million, compared to $7,739 million for 2019. The average yield on interest earning assets decreased by 42 basis points to 3.86% for 2021, compared to 4.28% for 2020 and 4.70% for 2019. For 2019, the acquisition of Carolina Alliance added average interest earning assets of $432.7 million.

Interest income for 2021, 2020, and 2019 included $8.0 million, $453,000 and $256,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB as well as $3.3 million, $4.4 million and $5.2 million of purchase accounting accretion for 2021, 2020 and 2019, respectively. Interest income for 2021 and 2020 included $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 4.27%, 4.63% and 5.09%, for the years ended December 31, 2021, 2020 and 2019, respectively, the average yield on earning assets was 3.64%, 4.20% and 4.62%, for the years ended December 31, 2021, 2020 and 2019, respectively, and the net interest margin was 3.46%, 3.82% and 3.80%, for the years ended December 31, 2021, 2020 and 2019, respectively.

Average interest bearing liabilities for 2021 increased by $10 million, or 0.2%, to $5,742 million, compared to $5,733 million for 2020. Average interest bearing liabilities for 2020 increased by $146 million, or 2.6%, to $5,733 million for 2020, compared to $5,586 million for 2019. The average cost of interest bearing liabilities decreased by 24 basis points to 0.28% for 2021, compared to 0.52% for 2020 and 1.12% for 2019. For 2019, the acquisition of Carolina Alliance added average interest bearing liabilities of $368.8 million.

The table below shows for the years ended December 31, 2021, 2020, and 2019, the average balance and tax equivalent yield by type of loan.

Table 20 - Average Loans and Tax Equivalent Yield
Year Ended December 31,	2021		2020		2019
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$168,708	3.71%	$205,492	4.04%	$229,916	5.59%
Installment loans	1,688,966	4.80%	1,548,059	5.17%	1,379,111	5.34%
Real estate loans	1,176,885	3.73%	1,268,181	4.11%	1,246,209	4.36%
Commercial loans (1)	3,977,165	4.69%	3,964,853	4.75%	3,348,599	5.39%
Other	2,793	12.07%	3,873	10.71%	4,661	11.70%
Total loans and leases before allowance for credit losses	$7,014,517	4.53%	$6,990,458	4.71%	$6,208,496	5.19%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2021, 2020 and 2019. The taxable equivalent adjustments were $704,000 in 2021, $623,000 in 2020 and $576,000 in 2019.

Loan interest income for 2021, 2020, and 2019 included $8.0 million, $453,000 and $256,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB as well as $3.3 million, $4.4 million and $5.2 million of purchase accounting accretion for 2021, 2020 and 2019, respectively. Below is a summary of the impact of these items on the tax equivalent yield of loans.

•The amount of interest related to SEPH nonaccrual loan relationships and purchase accounting accretion included in home equity loan interest income for 2021, 2020 and 2019 was $479,000, $395,000 and $443,000, respectively. Excluding the impact of these items, the average tax equivalent yield on home equity loans was 3.41%, 3.83% and 5.37%, respectively.
•The amount of interest related to SEPH nonaccrual loan relationships and purchase accounting accretion included in real estate loan interest income for 2021, 2020 and 2019 was $243,000, $391,000 and $617,000. Excluding the impact of these items, the average tax equivalent yield on real estate loans was 3.71%, 4.08% and 4.30%, respectively.
•The amount of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion included in commercial loan interest income for 2021, 2020, and 2019 was $28.5 million, $19.9 million and $4.3 million, respectively. Excluding the impact of these items, the average tax equivalent yield on commercial loans was 4.24%, 4.66% and 5.26%, for 2021, 2020, and 2019, respectively.
•Excluding the impact of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion, the average tax equivalent yield on total loans and leases was 4.27%, 4.63% and 5.09%, for 2021, 2020, and 2019, respectively.

The table below shows for the years ended December 31, 2021, 2020, and 2019, the average balance and cost of funds by type of deposit.

Table 21 - Average Deposits and Cost of Funds
Year Ended December 31,	2021		2020		2019
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,550,138	0.02%	$1,687,417	0.21%	$1,648,896	0.80%
Savings deposits and clubs	2,924,504	0.04%	2,556,475	0.22%	2,261,600	0.89%
Time deposits (1)	774,825	0.61%	994,255	1.23%	1,119,358	1.56%
Total interest bearing deposits (1)	$5,249,467	0.12%	$5,238,147	0.41%	$5,029,854	1.01%
(1) Time deposit interest expense for 2021, 2020 and 2019 benefited from $46,000, $226,000 and $593,000, respectively, of purchase accounting accretion related to the acquisition of NewDominion for all of 2021, 2020 and 2019 and Carolina Alliance for all of 2021 and 2020 and the second, third and fourth quarters of 2019. Excluding the impact of this accretion, the average cost of funds on time deposits for 2021, 2020 and 2019 was 0.61%, 1.25% and 1.62%, respectively, and the average cost of funds on total interest bearing deposits for 2021, 2020 and 2019 was 0.12%, 0.41% and 1.02%, respectively.

The following table displays (for each quarter of 2021) the average balance of interest earning assets, the net interest income and the tax equivalent net interest income and net interest margin.

Table 22 - Quarterly Net Interest Margin
(In thousands)	Average Interest Earning Assets	Net Interest Income (1)	Tax Equivalent Net Interest Income (1)	Tax Equivalent Net Interest Margin (1)
First Quarter	$8,786,301	$80,734	$81,448	3.76%
Second Quarter	9,062,368	83,851	84,569	3.74%
Third Quarter	9,250,939	81,602	82,319	3.53%
Fourth Quarter	9,008,863	83,706	84,468	3.72%
2021	$9,028,340	$329,893	$332,804	3.69%
 (1) Net interest income for the first, second, third and fourth quarters of 2021 included $105,000, $2.8 million, $414,000 and $4.6 million, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Net interest income for the first, second, third, and fourth quarters of 2021 included $1.1 million, $806,000, $807,000 and $559,000 of purchase accounting accretion related to the acquisition of NewDominion and Carolina Alliance. Net interest income for the first, second, third, and fourth quarters of 2021 included $5.2 million, $5.7 million, $4.6 million and $2.5 million, respectively, related to PPP loans. Excluding the impact of these loan payments and accretion, the tax equivalent net interest margin was 3.61%, 3.47%, 3.35%, and 3.42%, for the first, second, third, and fourth quarters of 2021, respectively, and 3.46% for the year ended December 31, 2021.
In the following table, the change in tax equivalent interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 23 - Volume/Rate Variance Analysis
	Change from 2020 to 2021			Change from 2019 to 2020
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$1,134	$(12,572)	$(11,438)	$40,552	$(33,163)	$7,389
Taxable investments	4,668	(5,028)	(360)	(4,830)	(1,565)	(6,395)
Tax-exempt investments	(39)	(126)	(165)	(727)	71	(656)
Money market instruments	1,014	(873)	141	2,587	(5,795)	(3,208)
Total interest income	6,777	(18,599)	(11,822)	37,582	(40,452)	(2,870)
Interest expense:
Transaction accounts	$(291)	$(2,934)	$(3,225)	$310	$(9,977)	$(9,667)
Savings accounts	800	(5,122)	(4,322)	2,621	(17,160)	(14,539)
Time deposits	(2,690)	(4,785)	(7,475)	(1,955)	(3,353)	(5,308)
Short-term borrowings	33	(376)	(343)	701	(2,067)	(1,366)
Long-term debt	(346)	1,581	1,235	(3,467)	1,674	(1,793)
Total interest expense	(2,494)	(11,636)	(14,130)	(1,790)	(30,883)	(32,673)
Net variance	$9,271	$(6,963)	$2,308	$39,372	$(9,569)	$29,803

Other Income:  Other income was $129.9 million in 2021, compared to $125.7 million in 2020 and $97.2 million in 2019.

The following table displays total other income for Park in 2021, 2020 and 2019.

Table 24 - Other Income
Year Ended December 31,
(In thousands)	2021	2020	2019
Income from fiduciary activities	$34,449	$28,873	$27,768
Service charges on deposit accounts	8,832	8,445	10,835
Other service income	29,812	37,611	15,500
Debit card fee income	25,865	22,160	20,250
Bank owned life insurance income	4,897	4,789	4,557
ATM fees	2,379	1,773	1,828
(Loss) gain on the sale of OREO, net	(4)	1,207	(222)
Net gain (loss) on the sale of debt securities	—	3,286	(421)
Gain on equity securities, net	5,011	2,182	5,118
Other components of net periodic benefit income	8,152	7,952	4,732
Miscellaneous	10,551	7,386	7,248
Total other income	$129,944	$125,664	$97,193

Income from fiduciary activities increased by $5.6 million, or 19.3%, to $34.4 million in 2021, compared to $28.9 million in 2020. The $28.9 million was an increase of $1.1 million, or 4.0%, compared to $27.8 million in 2019. The increases in fiduciary fee income in 2021 and 2020 were primarily due to improvements in equity market values and also due to an increase in the total account balances serviced by PNB’s Trust Department.  PNB charges fiduciary fees largely based on the market value of the trust assets. The average market value of the trust assets managed by PNB was $7.45 billion in 2021, compared to $6.17 billion in 2020 and $5.85 billion in 2019.

Service charges on deposit accounts increased $387,000, or 4.6%, to $8.8 million in 2021, compared to $8.4 million in 2020 and decreased by $2.4 million, or 22.1%, in 2020 compared to $10.8 million in 2019. The increase in 2021 was related to an increase in other non-sufficient funds (NSF) fee income and service charges on demand deposit accounts. The decline in 2020 was related to declines in service charges on deposits, largely as a result of a decline in other NSF fee income and service charges on demand deposit accounts.

Other service income decreased $7.8 million, or 20.7%, to $29.8 million in 2021, compared to $37.6 million in 2020, and increased $22.1 million, or 142.7%, in 2020 compared to $15.5 million in 2019. The decrease in 2021 compared to 2020 was primarily related to a decrease in other service income related to mortgage loan originations, including a $6.4 million decrease in fee income related to a $457.3 million decrease in mortgage loan originations to be sold in the secondary market and a $3.7 million decrease in income related to investor rate locks and loans held for sale, partially offset by a $1.2 million increase in mortgage investor fees and a $927,000 increase in mortgage servicing rights income. The increase in 2020 compared to 2019 was primarily related to an increase in other service income related to mortgage loan originations, including a $17.2 million increase in fee income related to a $686.5 million increase in mortgage loan originations to be sold in the secondary market, a $1.7 million increase in income related to investor rate locks and loans held for sale, and a $2.3 million increase in mortgage servicing rights income.

Debit card fee income, which is generated from debit card transactions, increased $3.7 million, or 16.7%, to $25.9 million in 2021, compared to $22.2 million in 2020, and increased $1.9 million, or 9.4%, in 2020 compared to $20.3 million in 2019. The increases in 2021 and 2020 were attributable to continued increases in the volume of debit card transactions, which increased 10.0% in 2021 from 2020, and increased 4.4% in 2020 from 2019, and increases in total sale dollars of debit card transactions, which increased 17.1% in 2021 from 2020, and increased 12.5% in 2020 from 2019. In addition, the increase in 2020 was attributable to changes in our point of sale network. Park continues to focus on deposit offerings that provide incentives for our customers to use their debit card.

(Loss) gain on the sale of OREO, net, reflected a loss of $4,000 in 2021, a decrease of $1.2 million, compared to income of $1.2 million in 2020, and the income of $1.2 million in 2020 reflected an increase of $1.4 million, compared to a loss of $222,000 in 2019. The decrease in 2021 and the increase in 2020 were primarily due to a $1.2 million gain on the sale of two OREO properties during 2020, one of which was participated to PNB from SEPH.

During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million. During 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $692,000, and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000. No debt securities were sold in 2021.
During the years ended December 31, 2021, 2020 and 2019, $552,000, $(239,000) and $345,000, respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income. For the years ended December 31, 2021, 2020 and 2019, $4.5 million, $2.4 million and $4.8 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

Other components of net periodic pension benefit income increased by $200,000, or 2.5% to $8.2 million in 2021, compared to $8.0 million in 2020, and increased $3.2 million, or 68.0%, to $8.0 million in 2020, compared to $4.7 million in 2019. The increases in 2021 and 2020 were largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets.

Miscellaneous income increased by $3.2 million, or 42.9%, to $10.6 million in 2021, compared to $7.4 million in 2020, and increased $138,000, or 1.9%, to $7.4 million in 2020, compared to $7.2 million in 2019. The increase in 2021 was primarily related to refunds of a consumer insurance product, an increase in income from printed check sales and an increase in gain on sale of assets.

Other Expense: Other expense was $283.5 million in 2021, compared to $286.6 million in 2020 and $264.0 million in 2019. Other expense decreased by $3.1 million, or 1.1%, in 2021 and increased by $22.6 million, or 8.6% in 2020. The following table displays total other expense for Park for 2021, 2020 and 2019.

Table 25 - Other Expense
Year Ended December 31,
(In thousands)	2021	2020	2019
Salaries	$125,585	$128,040	$119,514
Employee benefits	41,603	37,115	36,806
Occupancy expense	13,039	13,802	12,815
Furniture and equipment expense	10,887	18,805	17,032
Data processing fees	30,539	11,659	10,750
Professional fees and services	27,450	31,303	33,317
Marketing	6,073	5,828	5,753
Insurance	5,917	6,423	3,130
Communication	3,539	4,084	5,351
State tax expense	4,255	3,991	3,829
Amortization of intangible assets	1,798	2,263	2,355
FHLB prepayment penalty	—	10,529	612
Foundation contributions	4,000	3,000	1,500
Miscellaneous	8,833	9,753	11,224
Total other expense	$283,518	$286,595	$263,988
Full-time equivalent employees	1,685	1,755	1,907

Salaries expense decreased by $2.5 million, to $125.6 million in 2021, compared to $128.0 million in 2020, and increased by $8.5 million, or 7.1%, in 2020 compared to $119.5 in 2019. The decrease in 2021 was due to a $4.2 million decrease in salary expense, primarily related to a $3.2 million decrease in severance and restructuring related expense, a $1.1 million decrease in expense related to the vacation accrual, a $1.0 million decrease in base salary expense and a $1.0 million decrease in additional compensation expense, partially offset by a $3.3 million increase in incentive compensation expense and a $347,000 increase in share-based compensation expenses related to PBRSU awards granted under the Park 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") (prior to 2017) and both PBRSU and TBRSU awards granted under the Park 2017 Long-Term Incentive Plan for Employees (the "2017 Employee LTIP"). The increase in 2020 was due to a $4.6 million increase in salary expense, which was primarily related to increases in base salary and $3.6 million in severance and restructuring related expense, a $1.9 million increase in additional compensation expense, an $850,000 increase in expense related to the vacation accrual and a $1.0 million increase in share-based compensation expenses.

Park had 1,685 full-time equivalent employees at year-end 2021, compared to 1,755 full-time equivalent employees at year-end 2020 and 1,907 full-time equivalent employees at year-end 2019. During 2020, Park closed 23 offices, which resulted in the significant reduction in full-time equivalent employees during 2020.

Employee benefits expense increased $4.5 million, or 12.1%, to $41.6 million in 2021, compared to $37.1 million in 2020, and increased $309,000, or 0.8%, in 2020 compared to $36.8 million in 2019. The increase in 2021 was due to a $2.7 million increase in group insurance costs, a $1.6 million increase in pension plan expense and a $693,000 increase in payroll tax expense, partially offset by a $496,000 decrease in miscellaneous employee benefits. The increase in 2020 was due to a $2.4 million increase in pension plan expense, a $505,000 increase in miscellaneous employee benefits and a $300,000 increase in the KSOP match, partially offset by a $3.0 million decrease in group insurance costs.

Occupancy expense decreased $763,000, or 5.5%, to $13.0 million in 2021, compared to $13.8 million in 2020, and increased by $987,000, or 7.7%, in 2020 compared to $12.8 million in 2019. The $763,000 decrease in 2021 was primarily the result of decreased lease expense, which was mainly the result of the closure of some leased branches in 2020. The $987,000 increase in 2020 was primarily the result of increased depreciation on premises and a write-down in the right-of-use lease asset related to branches that closed September 30, 2020.

Furniture and equipment expense decreased $7.9 million, or 42.1%, to $10.9 million in 2021, compared to $18.8 million in 2020. and increased $1.8 million, or 10.4%, in 2020 compared to $17.0 million in 2019. The decrease in 2021 was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees, partially offset by increases in depreciation of furniture and equipment. The increase in 2020 was primarily related to increased expenses related to repairs and maintenance on equipment, which also included software maintenance and costs, as well as increased depreciation on furniture and equipment.

Data processing fees increased by $18.9 million, or 161.9%, to $30.5 million in 2021, compared to $11.7 million in 2020, and increased $909,000, or 8.5%, in 2020 compared to $10.8 million in 2019. The increase in 2021 was related to increased other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees. The increase was also impacted by changes in debit card processing costs, which increased $832,000. Overall data processing and software costs across all line items, excluding debit card processing costs, increased $2.3 million. The increase in 2020 was related to increased mortgage processing costs, debit card processing costs and other data processing and software costs.

Professional fees and services decreased $3.9 million, or 12.3%, to $27.5 million, compared to $31.3 million for 2020, and decreased by $2.0 million, or 6.0%, in 2020 compared to $33.3 million in 2019. This subcategory of total other expense includes legal fees, management consulting fees, directors' fees, audit fees, regulatory examination fees and memberships in industry associations. The decrease in professional fees and services expense in 2021 was primarily due to decreases in other fees (due to the change in expensing software costs under data processing fees), credit costs and title and appraisal costs, partially offset by increases in legal expense. The decrease in professional fees and services expense in 2020 was largely related to a $4.4 million decrease in fees related to the acquisition of Carolina Alliance and a $1.0 million decrease in legal expense, partially offset by a $2.1 million increase in management and consulting expense and a $1.2 million increase in title, appraisal and credit costs.

Insurance expense decreased by $506,000, or 7.9%, to $5.9 million, compared to $6.4 million in 2020, and increased by $3.3 million, or 105.2%, in 2020 compared to $3.1 million in 2019. The decrease in 2021 was impacted by a decrease in the average FDIC assessment rate compared to 2020. The increase in 2020 was primarily due to the utilization of a $2.2 million assessment credit to reduce the FDIC insurance expense during the third and fourth quarters of 2019. 2020 was also impacted by an increase in the assessment base compared to 2019.

Communication expense decreased by $545,000, or 13.3%, to $3.5 million in 2021, compared to $4.1 million in 2020, and decreased $1.3 million, or 23.7%, in 2020 compared to $5.4 million in 2019. The decrease in 2021 was primarily related to lower telephone, cable and data related communication costs. The decrease in 2020 was primarily related to a change in statement mailing and production costs, which resulted in lower direct postage expense, but was more than offset by an increase in supply expense which is included in miscellaneous expense.
The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, and other miscellaneous expense. The subcategory Miscellaneous other expense decreased by $920,000, or 9.4%, to $8.8 million in 2021, compared to $9.8 million in 2020. The $9.8 million in 2020 was a decrease of $1.5 million, or 13.1%, compared to $11.2 million in 2019. The decrease in 2021 was primarily related to a decrease in supply expense, operating lease depreciation, OREO expense and training and travel related related expenses, partially offset by an increase in non-loan related losses. The decrease in 2020 was primarily due to a decrease in training and travel related expenses as well as a decrease in non-loan related losses.

Efficiency Ratio: The following table details the calculation of the efficiency ratio for the years ended December 31, 2021, 2020, and 2019.

Table 26- Efficiency ratio(1)	Year Ended December 31,
(in thousands)	2021	2020	2019
Net interest income	$329,893	$327,630	$297,737
Add: Tax equivalent adjustment (2)	2,911	2,866	2,956
Net interest income - Fully tax equivalent	$332,804	$330,496	$300,693

Total other income	$129,944	$125,664	$97,193

Total other expense	$283,518	$286,595	$263,988

Efficiency ratio	61.27%	62.83%	66.35%
(1) Calculated by dividing "Total other expense" by the sum of fully-tax equivalent net interest income and "Total other income."
(2) The tax equivalent adjustment to net interest income was calculated assuming a 21% corporate federal income tax rate for 2021, 2020 and 2019.

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

The following table details those items which management believes impacts the comparability of current and prior period amounts.

Table 27 - Items impacting comparability	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019	Affected Line Item
Net interest income	$329,893	$327,630	$297,737
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	3,257	4,443	5,193	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	46	226	593	Interest on deposits
less interest income on former Vision Bank relationships	7,985	453	256	Interest and fees on loans
Net interest income - adjusted	$318,605	$322,508	$291,695

(Recovery of) provision for credit losses	$(11,916)	$12,054	$6,171
less recoveries on former Vision Bank relationships	(3,169)	(21,982)	(3,042)	(Recovery of) provision for credit losses
(Recovery of) provision for credit losses - adjusted	$(8,747)	$34,036	$9,213

Other income	$129,944	$125,664	$97,193
less net gain (loss) on sale of former Vision Bank OREO properties	—	1,208	(111)	(Loss) gain on the sale of OREO, net

Table 27 - Items impacting comparability (continued)	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019	Affected Line Item
less other service income related to former Vision Bank relationships	525	590	52	Other service income
less rebranding initiative related expenses	—	(572)	—	Miscellaneous
less net gain (loss) on the sale of debt securities in the ordinary course of business		3,286	(421)	Net gain (loss) on the sale of debt securities
Other income - adjusted	$129,419	$121,152	$97,673

Other expense	$283,518	$286,595	$263,988
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	8	117	3,567	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	1	Occupancy expense
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	16	Data processing fees
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	496	4,856	Professional fees and services
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	16	16	16	Insurance
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	421	Miscellaneous
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	1,798	2,263	2,355	Amortization of intangible assets
less Foundation contributions	4,000	3,000	1,500	Foundation contributions
less severance and restructuring charges	367	3,596	107	Salaries
less severance and restructuring charges	—	847	—	Employee benefits
less FDIC assessment credit	—	—	(2,193)	Insurance
less rebranding initiative related expenses	—	72	—	Employee benefits
less rebranding initiative related expenses	308	47	—	Occupancy expense
less rebranding initiative related expenses	1,050	75	—	Furniture and equipment expense
less rebranding initiative related expenses	591	—	—	Data processing fees
less rebranding initiative related expenses	—	23	—	Marketing
less rebranding initiative related expenses	136	734	1,073	Professional fees and services
less rebranding initiative related expenses	—	2	90	Communication
less rebranding initiative related expenses (including trade name intangible expense)	—	87	1,313	Miscellaneous
less COVID-19 related expenses (bonuses and calamity pay)	2,122	3,622	—	Salaries
less extra direct compensation related to collection of payments on former Vision Bank loan relationships	—	1,900	—	Salaries
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	1,361	2,383	622	Professional fees and services
less FHLB prepayment penalty	—	10,529	612	FHLB prepayment penalty
Other expense - adjusted	$271,761	$256,786	$249,632

Tax effect of adjustments to net income identified above (1)	$(677)	$(379)	$1,208

Net income - reported	$153,945	$127,923	$102,700
Net income - adjusted	$151,397	$126,495	$107,244
(1) The tax effect of adjustments to net income was calculated assuming a 21% corporate federal income tax rate for 2021, 2020 and 2019.

Income Taxes: Income tax expense was $34.3 million in 2021, compared to $26.7 million in 2020 and $22.1 million in 2019. Income tax expense as a percentage of income before taxes was 18.2% in 2021, 17.3% in 2020 and 17.7% in 2019. The difference between the statutory federal corporate income tax rate of 21% for 2021 and Park’s effective tax rate reflected permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on common shares held within Park’s salary deferral plan, offset by the impact of state income taxes. Park's permanent federal tax differences for 2021 were approximately $6.3 million in 2021, compared to $6.7 million for 2020. Park expects permanent federal tax differences for 2022 will be approximately $5.8 million.

CREDIT METRICS AND (RECOVERY OF) PROVISION FOR CREDIT LOSSES

The (recovery of) provision for credit losses is the amount added to/subtracted from the allowance for credit losses to ensure the allowance is sufficient to absorb estimated credit losses over the life of a loan. The amount of the provision for credit losses is determined by management based on relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

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

Section 540 of the Consolidated Appropriations Act, 2021, amended Section 4014 of the CARES Act by extending the relief period provided in the CARES Act. The Consolidated Appropriations Act, 2021, modified the CARES Act so that temporary relief was to expire on the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022.

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

The table below provides additional information on the (recovery of) provision for credits losses and the ACL for 2021, 2020 and 2019.

Table 28 - ACL Activity
(In thousands)	2021	2020	2019
ACL, beginning balance	$85,675	$56,679	$51,512
Cumulative change in accounting principle; adoption of ASU 2016-13	6,090	—	—
Charge-offs	5,093	10,304	11,177
Recoveries	(8,441)	(27,246)	(10,173)
Net (recoveries) charge-offs	(3,348)	(16,942)	1,004
(Recovery of) provision for credit losses:	(11,916)	12,054	6,171
ACL, ending balance	$83,197	$85,675	$56,679
Average loans	$7,014,517	$6,990,458	$6,208,496
Net (recoveries) charge-offs as a percentage of average loans	(0.05)%	(0.24)%	0.02%

For the year ended December 31, 2021, gross income of $4.2 million would have been recognized on loans that were nonaccrual as of December 31, 2021 had these loans been current in accordance with their original terms. Interest income on nonaccrual loans may be recorded on a cash basis and be included in earnings only when Park expects to receive the entire recorded investment of the loan. Of the $4.2 million that would have been recognized, approximately $2.7 million was included in interest income for the year ended December 31, 2021.

Charge-offs for 2021 included the charge-off of $15,000 in specific reserves for which provision expense had been recognized in a prior year, compared to $283,000 for 2020 and $236,000 for 2019. Net (recoveries) charge-offs adjusted for changes in specific reserves as a percentage of average loans for the years ended December 31, 2021, 2020 and 2019 were (0.10)%, (0.24)%, and 0.06%, respectively.

SEPH, as a non-bank subsidiary of Park, does not carry an ACL balance, but recognizes a provision for credit losses when a charge-off is taken and recognizes a recovery of credit losses when a recovery is received.

At year-end 2021, the allowance for credit losses was $83.2 million, or 1.21%, of total loans outstanding, compared to $85.7 million, or 1.19%, of total loans outstanding at year-end 2020, and $56.7 million, or 0.87% of total loans outstanding at year-end 2019.

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at December 31, 2021, December 31, 2020 and December 31, 2019. Also included is the January 1, 2021 allowance for credit losses calculated under the CECL methodology prescribed in ASU 2016-13.

Table 29- Allowance for Credit Losses Summary
(Dollars in thousands)	12/31/2021 (CECL methodology)	1/1/2021 (CECL methodology)	12/31/2020 (Incurred Loss methodology)	12/31/2019 (Incurred Loss methodology)
Total allowance for credit losses	$83,197	$91,764	$85,675	$56,679
Allowance on PCD loans (PCI loans for the periods ended in 2020 and 2019)	—	52	167	268
Allowance on purchased loans excluded from the general reserve	—	—	678	—
Specific reserves on individually evaluated loans	1,616	5,434	5,434	5,230
General reserves on collectively evaluated loans	$81,581	$86,278	$79,396	$51,181

Total loans	$6,871,122	$7,177,537	$7,177,785	$6,501,404
PCD loans (PCI loans for periods ended in 2020 and 2019)	7,149	10,903	11,153	14,331
Purchased loans excluded from collectively evaluated loans	—	—	360,056	548,436
Individually evaluated loans	74,502	108,274	108,407	77,459
Collectively evaluated loans	$6,789,471	$7,058,360	$6,698,169	$5,861,178

Allowance for credit losses as a % of period end loans	1.21%	1.28%	1.19%	0.87%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (1)	1.22%	1.34%	1.25%	N.A

General reserve as a % of collectively evaluated loans	1.20%	1.22%	1.19%	0.87%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (1)	1.21%	1.28%	1.24%	N.A

(1) Excludes $74.4 million of PPP loans and $77,000 in related allowance at December 31, 2021; $331.6 million of PPP loans and $337,000 in related allowance at January 1, 2021; and $331.6 million of PPP loans and $337,000 in related allowance at December 31, 2020.

The allowance for credit losses of $83.2 million at December 31, 2021 represented an $8.6 million, or 9.3%, decrease compared to $91.8 million at January 1, 2021 as calculated under the CECL methodology. The decline since January 1, 2021 was largely due to a $4.7 million decrease in general reserves, taking into consideration improved economic forecasts while balancing the risks associated with the COVID-19 pandemic and the delta and omicron variants, particularly in high risk portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers. Additionally, there was a $3.8 million decrease in specific reserves on individually evaluated loans from $5.4 million at January 1, 2021 to $1.6 million at December 31, 2021.

The allowance for credit losses of $85.7 million at December 31, 2020 represented a $29.0 million, or 51.2%, increase compared to $56.7 million at December 31, 2019. This increase was largely the result of a $28.2 million increase in general reserves on total originated loans and a $204,000 increase in specific reserves. As of December 31, 2020, a $678,000 allowance had been established for performing purchased loans and a $167,000 allowance had been established for PCI loans. In addition to the established allowance related to purchased loans, as of December 31, 2020, these loans had a remaining purchase accounting discount of $7.2 million. The $28.2 million increase in general reserves was the result of the estimated increase in incurred losses as a result of the impact of the COVID-19 pandemic. This estimate was established based on consideration of Park's then existing environmental loss factors, modification programs Park had put in place, and balances of high risk portfolios such as hotel and accommodations, restaurants and food service and strip shopping centers.

Management believes that the allowance for credit losses at year-end 2021 is adequate to absorb estimated life of loan credit losses in the loan portfolio. See "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K, and the discussion under the heading “CRITICAL ACCOUNTING POLICIES” earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on management’s evaluation of the adequacy of the allowance for credit losses.

ACL Detail by Loan Type: The following tables breakdown the allowance for credit losses and components by loan type.

The table below provides a summary of Park's loan loss experience over the past three years:

Table 30 - Summary of Loan Credit Loss Experience
(In thousands)	2021	2020	2019

Average loans	$7,014,157	$6,990,458	$6,208,496
Allowance for credit losses:
Beginning balance	85,675	56,679	51,512
Adoption of ASU 2016-13	6,090	—	—

Charge-offs:
Commercial, financial and agricultural	957	1,468	2,231
Construction real estate	—	6	—
Residential real estate	49	356	224
Commercial real estate	35	1,824	415
Consumer	4,052	6,634	8,307
Leases	—	16	—
Total charge-offs	$5,093	$10,304	$11,177

Recoveries:
Commercial financial, and agricultural	$639	$20,765	$1,241
Construction real estate	2,299	1,122	2,682
Residential real estate	941	991	787
Commercial real estate	802	738	720
Consumer	3,759	3,629	4,742
Leases	1	1	1
Total recoveries	$8,441	$27,246	$10,173

Net (recoveries) charge-offs	$(3,348)	$(16,942)	$1,004
(Recovery) provision included in earnings	(11,916)	12,054	6,171
Ending balance	$83,197	$85,675	$56,679

Ratio of net (recoveries) charge-offs to average loans	(0.05)%	(0.24)%	0.02%
Ratio of allowance for credit losses
to end of year loans	1.21%	1.19%	0.87%

The follow table presents net-charge offs (recoveries), average loans outstanding, and net charge-offs as a percentage of average loans, by type of loan over the past three years:

Table 31- Net Charge-Offs (Recoveries) to Average Loans
Year Ended December 31,
(in thousands)	2021			2020			2019
	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans
Commercial, financial, and agricultural	$318	$1,435,221	0.02%	$(19,297)	$1,545,426	(1.25)%	$990	$1,164,701	0.09%
Construction real estate	(2,299)	331,882	(0.69)%	(1,116)	346,664	(0.32)%	(2,682)	295,538	(0.91)%
Residential real estate	(892)	1,771,880	(0.05)%	(635)	1,867,956	(0.03)%	(548)	1,859,002	(0.03)%
Commercial real estate	(767)	1,766,346	(0.04)%	1,086	1,655,747	0.07%	(320)	1,513,623	(0.02)%
Consumer	293	1,686,849	0.02%	3,005	1,546,574	0.19%	3,565	1,367,045	0.26%
Leases	(1)	22,339	—%	15	28,091	0.05%	(1)	8,587	(0.01)%
Total	$(3,348)	$7,014,517	(0.05)%	$(16,942)	$6,990,458	(0.24)%	$1,004	$6,208,496	0.02%

The following table summarizes Park's allocation of the allowance for credit losses for the past three years:

Table 32- Allocation of Allowance for Credit Losses
December 31,	2021		2020		2019
(In thousands)	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category
Commercial, financial, and agricultural	$14,025	18.90%	$25,608	22.14%	$20,203	18.23%
Construction real estate	5,758	4.68%	7,288	4.78%	5,311	5.10%
Residential real estate	11,424	25.31%	11,363	25.26%	8,610	29.11%
Commercial real estate	25,466	26.22%	23,480	24.36%	10,229	24.76%
Consumer	26,286	24.59%	17,418	23.12%	12,211	22.34%
Leases	238	0.30%	518	0.34%	115	0.46%
Total	$83,197	100.00%	$85,675	100.00%	$56,679	100.00%

As of December 31, 2021, Park had no concentrations of loans exceeding 10% to borrowers engaged in the same or similar industries nor did Park have any loans to foreign governments.

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) troubled debt restructurings (TDRs) on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments, where interest continues to accrue; 4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and 5) other nonperforming assets. As of December 31, 2021, 2020 and 2019, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

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

The following is a summary of Park’s nonperforming assets at the end of each of the last three years:

Table 33 - Nonperforming Assets
	December 31,
(In thousands)	2021	2020	2019
Nonaccrual loans	$72,722	$117,368	$90,080
Accruing TDRs	28,323	20,788	21,215
Loans past due 90 days or more and accruing	1,607	1,458	2,658
Total nonperforming loans	$102,652	$139,614	$113,953
OREO	775	1,431	4,029
Other nonperforming assets	2,750	3,164	3,599
Total nonperforming assets	$106,177	$144,209	$121,581
Percentage of nonperforming loans to total loans	1.49%	1.95%	1.75%
Percentage of nonperforming assets to total loans	1.55%	2.01%	1.87%
Percentage of nonperforming assets to total assets	1.11%	1.55%	1.42%
Percentage of nonaccrual loans to total loans	1.06%	1.64%	1.39%
Allowance for credit losses to nonaccrual loans	114.40%	73.00%	62.92%

Included in OREO totals above were $594,000 of SEPH OREO at both December 31, 2021 and December 31, 2020 and $929,000 of SEPH OREO at December 31, 2019.

Park classifies loans as nonaccrual when a loan 1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at December 31, 2021, 2020, and 2019.

Table 34 - Delinquency Status of Nonaccrual Loans
	December 31, 2021		December 31, 2020		December 31, 2019
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$53,259	0.78%	$92,600	1.29%	$66,282	1.02%
Nonaccrual loans - past due	19,463	0.28%	24,768	0.35%	23,798	0.37%
Total nonaccrual loans	$72,722	1.06%	$117,368	1.64%	$90,080	1.39%

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

The following table highlights the credit trends within the commercial loan portfolio.

Table 35- Commercial Credit Trends
Commercial loans * (In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Pass rated	$3,712,784	$3,893,205	$3,418,159
Special Mention	75,397	102,812	27,367
Substandard	—	109	973
Individually evaluated for impairment	74,502	108,407	77,459
Accruing PCD (PCI loans for periods ended December 31, 2020 and 2019)	6,630	10,296	13,364
Total	$3,869,313	$4,114,829	$3,537,322
*Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) commercial related loans in the construction portfolio; (4) commercial related loans in the residential real estate portfolio; and (5) leases.

Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse. Park had $75.4 million of collectively evaluated commercial loans included on the watch list at December 31, 2021, compared to $102.9 million at December 31, 2020, and $28.3 million at December 31, 2019. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The $75.4 million of collectively evaluated commercial watch list loans as of December 31, 2021 is elevated compared to pre-pandemic levels, an increase of $48.6 million compared to $26.8 million at March 31, 2020. This $48.6 million increase was largely due to $54.1 million of hotels and accommodations loans that were downgraded to special mention or substandard as a result of the impact of COVID-19. In addition to the $54.1 million in hotels and accommodations loans that were downgraded to special mention, $15.3 million in hotels and accommodations loans were downgraded to impaired status. Park is closely monitoring the impact of COVID-19 on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Delinquencies have remained low over the past 36 months since January 1, 2019. Delinquent and accruing loans were $15.1 million, or 0.22% of total loans at December 31, 2021, compared to $20.1 million, or 0.28% of total loans at December 31, 2020, and $23.8 million, or 0.37% of total loans at December 31, 2019.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis. Park has determined that any commercial loans which have been placed on nonaccrual status or classified as TDRs will be individually evaluated and are labeled as individually evaluated. Individual analysis will establish a specific reserve for loans in scope.  Specific reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

Individually evaluated were $74.5 million at December 31, 2021, a decrease of $33.9 million, compared to $108.4 million at December 31, 2020, and a decrease of $3.0 million at December 31, 2020, compared to $77.5 million at December 31, 2019. The $74.5 million of individually evaluated commercial loans at December 31, 2021 included $17.5 million of loans modified in a TDR which were then currently on accrual status and performing in accordance with the restructured terms, up from $8.8 million at December 31, 2020.

At December 31, 2021, Park had taken partial charge-offs of $624,000 related to the $74.5 million of the individually evaluated commercial loans, compared to partial charge-offs of $655,000 related to the $108.4 million of individually evaluated commercial loans at December 31, 2020 and compared to partial charge-offs of $719,000 related to the $77.5 million of individually evaluated commercial loans at December 31, 2019.

 The table below provides additional information related to Park's individually evaluated commercial loans at December 31, 2021, 2020, and 2019.

Table 36 - Individually Evaluated Commercial Loans
Years ended December 31,
(In thousands)	2021	2020	2019
Unpaid principal balance	$75,126	$109,062	$78,178
Prior charge-offs	624	655	719
Remaining principal balance	74,502	108,407	77,459
Specific reserves	1,616	5,434	5,230
Book value, after specific reserves	$72,886	$102,973	$72,229

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. At December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2021 was $7.1 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2020 was $11.2 million, of which none were considered impaired due to additional credit deterioration post acquisition. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $14.3 million, of which $5,000 were considered impaired due to additional credit deterioration post acquisition.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of December 31, 2021 are detailed below.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a loss driver analysis ("LDA") was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park plans to update the LDA annually; however, due to the impact of COVID-19, the LDA analysis was last updated in the fourth quarter of 2019.
•Probability of default – PD is the probability that an asset will be in default within a given time frame. Park has defined default to be when a charge-off has occurred, a loan is placed on nonaccrual, or a loan is greater than 90 days past due. Whenever possible, Park utilizes its own loan-level PDs for the reasonable and supportable forecast period. When loan-level data is not available reflecting the forecasted economic conditions, a forecast model is utilized to estimate PDs.
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. Whenever possible, Park utilizes its own loan-level LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs.
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2021.
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
◦As of March 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 3.70% and 4.93% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2021, management considered this improved economic forecast while balancing the risks associated with the COVID-19 pandemic, including the risk of pandemic-related losses lagging behind the projected improvement in unemployment. The calculation utilizing the 80% "most likely" scenario, 10% "slower near-term growth" scenario, and 10% "moderate recession scenario" resulted in a quantitative reserve of $58 million, which would have resulted in a decline of $17 million from the quantitative reserve of $75 million as of January 1, 2021. Management then considered the reason for this decline and whether or not it was appropriate given the economic environment at March 31, 2021. Upon review, management noted that the decline was the result of a significant decrease in forecasted unemployment. The March 31, 2021 "most likely" scenario forecasted unemployment rates lower than any post-1975 Ohio unemployment rates of record. Given the uncertainty at March 31, 2021 due to the COVID-19 pandemic, management did not believe that such a significant decrease in reserves was appropriate and sought to re-evaluate the weightings in order to calculate a more accurate life of loan loss estimate. Management determined it was appropriate to weight the "most likely" scenario 50% and the "moderate recession" scenario 50%.
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease, to a range between 3.32% and 3.97%, during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.

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
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in the markets in which Park operates that affect the collectibility of financial assets.
•Where the U.S. economy is within a given credit cycle.
•The extent that there is government assistance (stimulus).

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain and maintain this qualitative adjustment throughout 2021 as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of December 31, 2021, additional reserves totaling $5.2 million were added for these portfolios on top of the quantitative reserve already calculated. This represented an increase from $3.8 million as of December 31, 2020, which had been calculated under the previous incurred loss methodology.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table:

Table 37 - Additional COVID-19 Reserves
	December 31, 2021		December 31, 2020
(in thousands)	4-Rated Balance	Additional Reserve	4-Rated Balance	Additional Reserve
Hotels and accommodations	$148,018	$2,226	$96,909	$1,391
Restaurants and food service	40,648	917	33,409	637
Strip shopping centers	184,171	2,033	177,706	1,731
Total	$372,837	$5,176	$308,024	$3,759

Additionally, management applied a 1.00% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This was consistent with 2020 year end and considered various economic conditions due to COVID-19 variants, continued volatility in the hotel industry, and travel trends, all of which impacted valuations. At December 31, 2021, Park's originated hotels and accommodation loans included in the population of collectively evaluated loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million. At December 31, 2020, Park's originated hotels and accommodation loans included in the population of collectively evaluated loans had a balance of $181.4 million with an additional reserve related to valuation risks of $1.8 million.

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

As of December 31, 2021, Park had $74.4 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment compared to $331.6 million as of December 31, 2020. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk as of December 31, 2021 and 2020.

CAPITAL RESOURCES

Liquidity and Interest Rate Sensitivity Management: Park’s objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents decreased by $151.3 million during 2021 to $219.2 million at year end. Cash provided by operating activities was $157.3 million in 2021, $111.6 million in 2020 and $111.6 million in 2019. Net income was the primary source of cash provided by operating activities during each year.

Cash used in investing activities was $412.1 million in 2021 and $455.9 million in 2020, while cash provided by investing activities was $60.1 million in 2019. Investment securities transactions and loan originations/repayments are the major uses or sources of cash in investing activities.  Proceeds from the sale, repayment or maturity of investment securities provide cash and purchases of investment securities use cash.  Net investment securities transactions used cash of $709.5 million in 2021 and provided cash of $188.1 million in 2020 and $302.2 million in 2019. Cash provided by the net paydown in the loan portfolio was $312.2 million in 2021, and cash used by the net increase in the loan portfolio was $620.2 million in 2020 and $216.4 million in 2019.

Cash provided by financing activities was $103.5 million in 2021 and $554.8 million in 2020, while cash used in financing activities was $179.0 million in 2019. A major source of cash provided by or used in financing activities is the net change in deposits.  Deposits increased and provided $332.2 million of cash in 2021, $520.0 million of cash in 2020 and $159.7 million of cash in 2019. Other major sources of cash from financing activities are short-term borrowings and long-term debt. In 2021, net short-term borrowings decreased and used $103.4 million in cash and net long-term debt decreased and used $32.5 million in cash. In 2020, net short-term borrowings increased and provided $111.6 million in cash and net long-term debt increased and provided $2.1 million in cash. In 2019, net short-term borrowings decreased and used $20.1 million in cash and net long-term debt decreased and used $208.1 million in cash. Cash used in the repurchase of common shares was $16.0 million in 2021, $7.5 million in 2020 and $40.5 million in 2019. Finally, cash declined by $74.3 million in 2021, $70.4 million in 2020 and $69.1 million in 2019, from the payment of cash dividends.

Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. In the opinion of Park's management, the present funding sources provide more than adequate liquidity for Park to meet our cash flow needs.

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2021:

Table 38 - Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$557,903	$137,478	$271,734	$370,254	$451,262	$1,788,631
Money market instruments	74,673	—	—	—	—	74,673
Loans (1)	1,853,301	1,498,476	2,004,159	1,056,642	458,544	6,871,122
Total interest earning assets	2,485,877	1,635,954	2,275,893	1,426,896	909,806	8,734,426
Interest bearing liabilities:
Interest bearing transaction accounts (2)	$502,812	$—	$1,000,064	$—	$—	$1,502,876
Savings accounts (2)	1,011,301	—	1,610,807	—	—	2,622,108
Time deposits	190,442	266,694	185,508	64,297	4,719	711,660
Other	1,465	—	—	—	—	1,465
Total deposits	1,706,020	266,694	2,796,379	64,297	4,719	4,838,109
Short-term borrowings	238,786	—	—	—	—	238,786
Subordinated notes	15,000	—	—	173,210	—	188,210
Total interest bearing liabilities	1,959,806	266,694	2,796,379	237,507	4,719	5,265,105
Interest rate sensitivity gap	526,071	1,369,260	(520,486)	1,189,389	905,087	3,469,321
Cumulative rate sensitivity gap	526,071	1,895,331	1,374,845	2,564,234	3,469,321
Cumulative gap as a
percentage of total
interest earning assets	6.02%	21.70%	15.74%	29.36%	39.72%
(1)Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their re-pricing date or their expected repayment date and not by their contractual maturity date. Nonaccrual loans of $72.7 million are included within the three-month to twelve-month maturity category.
(2)Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 33% of interest bearing transaction accounts and 39% of savings accounts are considered to re-price within one year. If all of the interest bearing transaction accounts and savings accounts were considered to re-price within one year, the one-year cumulative gap would change from a positive 21.70% to a negative 8.19%.

The interest rate sensitivity gap analysis provides an overall picture of Park’s static interest rate risk position.  At December 31, 2021, the cumulative interest earning assets maturing or repricing within twelve months were $4,122 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $2,227 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $1,895 million or 21.7% of interest earning assets.

A positive twelve-month cumulative rate sensitivity gap (assets exceed liabilities) would suggest that Park’s net interest margin would increase if interest rates were to increase.  Conversely, a negative twelve-month cumulative rate sensitivity gap would suggest that Park’s net interest margin would decrease if interest rates were to increase. However, the usefulness of the interest rate sensitivity gap analysis as a forecasting tool in projecting net interest income is limited.  The gap analysis does not consider the magnitude, timing or frequency by which assets or liabilities will reprice during a period and also contains assumptions as to the repricing of interest bearing transaction accounts and savings accounts that may not prove to be correct.

The cumulative twelve-month interest rate sensitivity gap position at year-end 2020 was a positive $1,295 million or 15.29% of total interest earning assets.  The percentage of interest earning assets maturing or repricing within one year was 47.2% at year-end 2021, compared to 45.7% at year-end 2020.  The percentage of interest bearing liabilities maturing or repricing within one year was 42.3% at year-end 2021, compared to 47.7% at year-end 2020.

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

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon. At December 31, 2021, the earnings simulation model projected that net income would increase by 7.5% using a rising interest rate scenario and decrease by 15.1% using a declining interest rate scenario over the next year. At December 31, 2020, the earnings simulation model projected that net income would decrease by 2.9% using a rising interest rate scenario and decrease by 8.8% using a declining interest rate scenario over the next year. At December 31, 2019, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and increase by 0.5% using a declining interest rate scenario over the next year. Consistently, over the past several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the net interest margin.  Park’s net interest margin was 3.69% in 2021, 3.93% in 2020 and 3.89% in 2019.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, Park enters into certain contractual obligations. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2021.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Table 39 - Contractual Obligations (1)
December 31, 2021	Payments Due In
		0-1	1-3	3-5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	12	$7,192,868	$—	$—	$—	$7,192,868
Certificates of deposit	12	450,374	199,396	61,757	133	711,660
Short-term borrowings	14	238,786	—	—	—	238,786
Subordinated notes	16	—	—	—	188,210	188,210
Operating leases	26	3,108	4,858	2,992	4,496	15,454
Defined benefit pension plan (2)	19	12,775	23,602	24,765	61,702	122,844
Supplemental Executive Retirement Plan	19	652	1,788	1,989	31,430	35,859
Total contractual obligations		$7,898,563	$229,644	$91,503	$285,971	$8,505,681
(1) Amounts do not include associated interest payments.
(2) Pension payments reflect 10 years of payments, through 2031.

As of December 31, 2021, Park had $28.5 million in unfunded commitments related to investments in qualified affordable housing projects which are not included in "Table 39 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2022 and 2032.

As of December 31, 2021, Park had $8.4 million in unfunded commitments related to certain equity investments which are not included in "Table 39 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner.

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of our customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2021, the Corporation had $1.4 billion of loan commitments for commercial, commercial real estate, and residential real estate loans and had $18.2 million of standby letters of credit. At December 31, 2020, the Corporation had $1.4 billion of loan commitments for commercial, commercial real estate, and residential real estate loans and had $17.0 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements.  These commitments often expire without being drawn upon.  However, all of the loan commitments and standby letters of credit were permitted to be drawn upon in 2021. See "Note 24 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in this Annual Report on Form 10-K, for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2021.

Capital: Park’s primary means of maintaining capital adequacy is through retained earnings.  At December 31, 2021, the Corporation’s total shareholders’ equity was $1,110.8 million, compared to $1,040.3 million at December 31, 2020.  Total shareholders’ equity at December 31, 2021 was 11.62% of total assets, compared to 11.21% of total assets at December 31, 2020.

Tangible shareholders’ equity was $943.7 million [total shareholders' equity ($1,110.8 million) less goodwill ($159.6 million) and other intangible assets ($7.5 million)] at December 31, 2021, and was $871.4 million [total shareholders’ equity ($1,040.3 million) less goodwill ($159.6 million) and other intangible assets ($9.3 million)] at December 31, 2020. At December 31, 2021, tangible shareholders' equity was 10.05% of total tangible assets [total assets ($9,560 million) less goodwill ($159.6 million) and other intangible assets ($7.5 million)], compared to 9.57% of total tangible assets [total assets ($9,279 million) less goodwill ($159.6 million) and other intangible assets ($9.3 million)] at December 31, 2020.

Net income was $153.9 million in 2021, $127.9 million in 2020 and $102.7 million in 2019.

Cash dividends declared for Park's common shares were $74.6 million in 2021, $70.6 million in 2020 and $69.5 million in 2019. On a per share basis, the cash dividends declared were $4.52 per common share in 2021, $4.28 per common share in 2020 and $4.24 per common share in 2019.

The table below shows the repurchases and issuances of common shares and treasury shares for 2019 through 2021.

Table 40
(In thousands, except share data)	Treasury Shares	Number of Common Shares
Balance at January 1, 2019	$(90,373)	15,698,178
Cash payment for fractional shares in dividend reinvestment plan	—	(171)
Common shares issued for the acquisition of CAB Financial Corporation	—	1,037,205
Treasury shares repurchased	(40,535)	(421,253)
Treasury shares reissued for share-based compensation awards	1,926	18,983
Treasury shares reissued for director grants	1,349	13,500
Balance at December 31, 2019	$(127,633)	16,346,442
Cash payment for fractional shares in dividend reinvestment plan	—	(36)
Treasury shares repurchased	(7,507)	(76,000)
Treasury shares reissued for share-based compensation awards	3,031	30,341
Treasury shares reissued for director grants	1,343	13,450
Balance at December 31, 2020	$(130,766)	16,314,197
Cash payment for fractional shares in dividend reinvestment plan	—	(45)
Treasury shares repurchased	(16,048)	(137,659)
Treasury shares reissued for share-based compensation awards	2,964	29,670
Treasury shares reissued for director grants	1,360	13,400
Balance at December 31, 2021	$(142,490)	16,219,563

Park issued 1,037,205 new common shares, which had not already been held as treasury shares, during 2019 in the acquisitions of CABF, but did not issue any new common shares, which had not already been held as treasury shares, in 2020 or 2021. Common shares had a balance of $461.8 million, $460.7 million and $459.4 million at December 31, 2021, 2020, and 2019, respectively.

Accumulated other comprehensive income (loss) (net) reflected income of $15.2 million at December 31, 2021 and $5.6 million at December 31, 2020, compared to a loss of $9.6 million at December 31, 2019. During 2021, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a loss of $19.5 million. During the 2020 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a gain of $23.2 million. During the 2019 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a gain of $37.7 million. Additionally, Park recognized an other comprehensive gain of $28.6 million, net of tax, related to the change in pension plan assets and benefit obligations in 2021, compared to an other comprehensive loss of $7.7 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2020, and an other comprehensive gain of $3.0 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2019. Finally, during the 2021 year, Park recognized an other comprehensive gain of $492,000, net of income tax, related to an unrealized net holding gain on cash flow hedging derivatives, compared to an other comprehensive loss of $244,000, net of income tax, related to an unrealized net holding loss on cash flow hedging derivatives in 2020, and an other comprehensive loss of $454,000, net of income tax, related to an unrealized net holding loss on cash flow hedging derivatives in 2019.

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

Park and PNB met each of the well-capitalized ratio guidelines applicable to them at December 31, 2021. The following table indicates the capital ratios for PNB and Park at December 31, 2021 and December 31, 2020.

Table 41 - PNB and Park Capital Ratios
	As of December 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.58%	11.05%	11.05%	12.56%
Park	9.77%	12.57%	12.37%	16.05%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.59%	10.66%	10.66%	12.16%
Park	9.63%	11.92%	11.72%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in "Table 19 - Distribution of Assets, Liabilities and Shareholders' Equity" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, Park’s tax equivalent net interest margin decreased by twenty-four basis points in 2021 and increased four basis points in 2020. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.69%, 3.93% and 3.89% for each of the years ended December 31, 2021, 2020 and 2019, respectively. The discussion of interest rate sensitivity included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 24 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Audited Financial Statements                                         Page

Management’s Report on Internal Control Over Financial Reporting                             84
Report of Independent Registered Public Accounting Firm                                 85
Auditor Name: Crowe LLP
Auditor Location: Columbus, OH
Auditor Firm ID: 173
Consolidated Balance Sheets at December 31, 2021 and 2020                                89
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019                91
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019        93
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2021, 2020 and 2019    94
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019                96
Notes to Consolidated Financial Statements                                        97

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

With the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, Secretary, and Treasurer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, the end of the Corporation’s fiscal year. In making this assessment, management used the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) Internal Control — Integrated Framework (2013).

Based on our assessment under the criteria described in the immediately preceding paragraph, management concluded that the
Corporation maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2021. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors of the Corporation.

The Corporation’s independent registered public accounting firm, Crowe LLP, has audited the Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 2021 and 2020 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021, included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K and the Corporation’s internal control over financial reporting as of December 31, 2021, and has issued their Report of Independent

Registered Public Accounting Firm, which appears in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

/s/ David L. Trautman	/s/ Brady T. Burt
David L. Trautman	Brady T. Burt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Park National Corporation
Newark, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Park National Corporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2021 as described in Notes 2 and 6 of the consolidated financial statements. See also the explanatory paragraph above. The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the life of loans. The ASU requires the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans. In order to estimate the expected credit losses, the Company implemented a new loss estimation model. The Company disclosed the impact of adoption of this standard on January 1, 2021 with a $6.1 million increase to the allowance for credit losses and a $8.0 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Recovery of credit losses for the year ending December 31, 2021 was $11.9 million and the Allowance for credit losses at December 31, 2021 was $83.2 million.

The Company measures expected credit losses based on pooled loans when similar risk characteristics exist primarily utilizing a discounted cash flow (“DCF”) model. A loss driver analysis was performed to identify appropriate loss drivers to create a regression model for use in forecasting cash flows for each loan segment. Probability of default (“PD”) and loss given default (“LGD”) are assumptions in the model used to discount loan-level cash flows that are adjusted for prepayments and curtailments. A quantitative adjustment is made on top of the model using economic forecasts that are weighted to reflect model risk in the current economic environment. The Company adjusts its quantitative results for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.

The allowance for credit losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including the need to involve our valuation services specialists. The principal considerations resulting in our determination included the following:

•Significant auditor judgment and audit effort to evaluate the loss estimation model and significant assumptions related to the loss driver analysis, PD and LGD input into the DCF model.
•Significant auditor judgment and audit effort used in evaluating the quantitative adjustment made on top of the model that weight the economic scenarios to reflect model risk in the current economic environment.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management's controls addressing:

◦Management’s selection of the DCF model, including evaluation of the appropriateness of the loss driver analysis and probability of default and loss given default curves input into the model.

◦Management’s review of the relevance and reliability of data used in the DCF model.

◦Management’s review over the Company’s judgments used in the determination of the quantitative adjustment made on top of the model that weight the economic scenarios used in the forecast.

•Substantive testing included:

◦Evaluating the appropriateness of the Company's methodology applied in the adoption of ASC 326.

◦Evaluating the appropriateness of the loss driver analysis and probability of default and loss given default curves into the DCF model, assisted by our valuation services specialists.

◦Evaluating the relevance and reliability of data used in the DCF model.

◦Evaluating management’s judgments for developing and applying a quantitative adjustment made on top of the model that weight the economic scenarios used in the forecast.

Crowe LLP

We have served as the Company's auditor since 2006.

Columbus, Ohio
February 24, 2022

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2021 and 2020

(In thousands, except share and per share data)	2021	2020

Assets
Cash and due from banks	$144,507	$155,596
Money market instruments	74,673	214,878
Cash and cash equivalents	219,180	370,474

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,727,363 and $1,007,834 at December 31, 2021 and 2020, respectively, and no allowance for credit losses at December 31, 2021)	1,754,140	1,059,341
Other investment securities	61,268	65,465
Total investment securities	1,815,408	1,124,806

Total loans	6,871,122	7,177,785
Allowance for credit losses	(83,197)	(85,675)
Net loans	6,787,925	7,092,110

Other assets:
Bank owned life insurance	215,792	216,225
Prepaid assets	144,124	103,523
Goodwill	159,595	159,595
Other intangible assets	7,462	9,260
Premises and equipment, net	89,008	88,660
Affordable housing tax credit investments	58,711	56,024
Accrued interest receivable	23,413	24,926
Other real estate owned	775	1,431
Mortgage loan servicing rights	15,264	12,210
Operating lease right-of-use assets	13,446	15,078
Other	10,151	4,699
Total other assets	737,741	691,631

Total assets	$9,560,254	$9,279,021

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2021 and 2020

(In thousands, except share and per share data)	2021	2020

Liabilities and shareholders’ equity

Deposits:
Non-interest bearing	$3,066,419	$2,727,100
Interest bearing	4,838,109	4,845,258
Total deposits	7,904,528	7,572,358

Borrowings:
Short-term borrowings	238,786	342,230
Long-term debt	—	32,500
Subordinated notes	188,210	187,774
Total borrowings	426,996	562,504

Other liabilities:
Operating lease liability	14,339	16,053
Accrued interest payable	3,116	3,860
Unfunded commitments in affordable housing tax credit investments	28,484	29,298
Allowance for credit losses on off-balance sheet commitments	4,282	116
Other	67,750	54,576
Total other liabilities	117,971	103,903

Total liabilities	8,449,495	8,238,765

Commitments and contingencies

Shareholders’ equity:

Preferred shares (200,000 preferred shares authorized; no preferred shares outstanding at December 31, 2021 and 2020)	$—	$—
Common shares, no par value (20,000,000 common shares authorized; 17,623,118 and 17,623,163 common shares issued at December 31, 2021 and 2020, respectively)	461,800	460,687
Accumulated other comprehensive income, net of taxes	15,155	5,571
Retained earnings	776,294	704,764
Less: Treasury shares (1,403,555 and 1,308,966 common shares at December 31, 2021 and 2020, respectively)	(142,490)	(130,766)
Total shareholders’ equity	1,110,759	1,040,256
Total liabilities and shareholders’ equity	$9,560,254	$9,279,021

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2021, 2020 and 2019

(In thousands, except per share data)	2021	2020	2019

Interest and dividend income:
Interest and fees on loans	$317,208	$328,727	$321,385
Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities - taxable	19,458	19,818	26,213
Obligations of states and political subdivisions - tax-exempt	8,307	8,436	8,955
Other interest income	880	739	3,947
Total interest and dividend income	345,853	357,720	360,500

Interest expense:
Interest on deposits:
Demand and savings deposits	1,595	9,142	33,348
Time deposits	4,711	12,186	17,494
Interest on short-term borrowings	767	1,110	2,476
Interest on long-term debt	8,887	7,652	9,445
Total interest expense	15,960	30,090	62,763
Net interest income	329,893	327,630	297,737

(Recovery of) provision for credit losses	(11,916)	12,054	6,171
Net interest income after (recovery of) provision for credit losses	341,809	315,576	291,566

Other income:
Income from fiduciary activities	34,449	28,873	27,768
Service charges on deposit accounts	8,832	8,445	10,835
Other service income	29,812	37,611	15,500
Debit card fee income	25,865	22,160	20,250
Bank owned life insurance income	4,897	4,789	4,557
ATM fees	2,379	1,773	1,828
(Loss) gain on the sale of OREO, net	(4)	1,207	(222)
Net gain (loss) on the sale of debt securities	—	3,286	(421)
Gain on equity securities, net	5,011	2,182	5,118
Other components of net periodic benefit income	8,152	7,952	4,732
Miscellaneous	10,551	7,386	7,248
Total other income	$129,944	$125,664	$97,193

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2021, 2020 and 2019

(In thousands, except per share data)	2021	2020	2019

Other expense:
Salaries	$125,585	$128,040	$119,514
Employee benefits	41,603	37,115	36,806
Occupancy expense	13,039	13,802	12,815
Furniture and equipment expense	10,887	18,805	17,032
Data processing fees	30,539	11,659	10,750
Professional fees and services	27,450	31,303	33,317
Marketing	6,073	5,828	5,753
Insurance	5,917	6,423	3,130
Communication	3,539	4,084	5,351
State tax expense	4,255	3,991	3,829
Amortization of intangible assets	1,798	2,263	2,355
FHLB prepayment penalty	—	10,529	612
Foundation contributions	4,000	3,000	1,500
Miscellaneous	8,833	9,753	11,224
Total other expense	283,518	286,595	263,988

Income before income taxes	188,235	154,645	124,771

Income taxes	34,290	26,722	22,071

Net income	$153,945	$127,923	$102,700

Earnings per common share:
Basic	$9.45	$7.85	$6.33
Diluted	$9.37	$7.80	$6.29

The accompanying notes are an integral part of the consolidated financial statements.

PARK NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
for years ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019

Net income	$153,945	$127,923	$102,700

Other comprehensive income (loss), net of income tax:
Defined benefit pension plan:
Amortization of net loss, net of income tax effect of $466, $247 and $395, for the years ended December 31, 2021, 2020, and 2019, respectively	1,754	928	1,487
Unrealized net actuarial gain (loss) and prior service credit, net of income tax effect of $7,144, $(2,306) and $402, for the years ended December 31, 2021, 2020, and 2019, respectively	26,875	(8,675)	1,511
Change in funded status of defined benefit pension plan, net of income tax effect	28,629	(7,747)	2,998

Debt securities available-for-sale:
Net (gain) loss realized on sale of debt securities AFS, net of income tax effect of $(690) and $88 for the years ended December 31, 2020 and 2019, respectively	—	(2,596)	333
Unrealized gains on debt securities transferred from HTM to AFS, net of income tax effect of $5,076 for the year ended December 31, 2019	—	—	19,095
Change in unrealized holding (loss) gain on debt securities AFS, net of income tax effect of $(5,193), $6,844 and $4,845, for the years ended December 31, 2021, 2020 and 2019, respectively	(19,537)	25,747	18,227
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect	(19,537)	23,151	37,655

Cash flow hedging derivatives:
Unrealized gain (loss) on cash flow hedging derivatives, net of income tax effect of $131, $(65) and $(121) for the years ended December 31, 2021, 2020 and 2019, respectively	492	(244)	(454)
Unrealized net holding gain (loss) on cash flow hedging derivatives, net of income tax effect	492	(244)	(454)

Other comprehensive income	$9,584	$15,160	$40,199

Comprehensive income	$163,529	$143,083	$142,899

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2021, 2020 and 2019

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount

Balance, January 1, 2019, as previously presented	—	—	15,698,178	358,598	614,069	(90,373)	(49,788)
Cumulative effect of change in accounting principle for leases, net of income tax					(143)
Balance at January 1, 2019 as adjusted	—	$—	15,698,178	$358,598	$613,926	$(90,373)	$(49,788)
Net income					102,700
Other comprehensive income, net of income tax							40,199
Cash dividends, $4.24 per common share					(69,482)
Cash payment for fractional shares in dividend reinvestment plan			(171)	(3)
Issuance of 1,037,205 common shares for the acquisition of CAB Financial Corporation			1,037,205	98,275
Share-based compensation expense				4,999
Issuance of 27,719 common shares under share-based compensation awards, net of 8,736 common shares withheld to pay employee income taxes			18,983	(2,480)	(273)	1,926
Treasury shares repurchased			(421,253)			(40,535)
Treasury shares reissued for director grants			13,500		(24)	1,349
Balance, December 31, 2019	—	$—	16,346,442	$459,389	$646,847	$(127,633)	$(9,589)
Net income					127,923
Other comprehensive income, net of income tax							15,160
Cash dividends, $4.28 per common share					(70,601)
Cash payment for fractional shares in dividend reinvestment plan			(36)	(3)
Share-based compensation expense				5,998
Issuance of 30,341 common shares under share-based compensation awards, net of 14,038 common shares withheld to pay employee income taxes			30,341	(4,697)	664	3,031
Treasury shares repurchased			(76,000)			(7,507)
Treasury shares reissued for director grants			13,450		(69)	1,343
Balance, December 31, 2020	—	$—	16,314,197	$460,687	$704,764	$(130,766)	$5,571

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance at December 31, 2020			16,314,197	460,687	704,764	(130,766)	5,571
Cumulative effect of change in accounting principle for credit losses, net of income tax					(7,956)
Balance, January 1, 2021, as adjusted	$—	$—	16,314,197	$460,687	$696,808	$(130,766)	$5,571
Net income					153,945
Other comprehensive income, net of income tax							9,584
Cash dividends, $4.52 per common share					(74,634)
Cash payment for fractional shares in dividend reinvestment plan			(45)	(6)
Share-based compensation expense				6,345
Issuance of 29,670 common shares under share-based compensation awards, net of 18,436 common shares withheld to pay employee income taxes			29,670	(5,226)	(141)	2,964
Treasury shares repurchased			(137,659)			(16,048)
Treasury shares reissued for director grants			13,400		316	1,360
Balance, December 31, 2021	—	$—	16,219,563	$461,800	$776,294	$(142,490)	$15,155

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019

Operating activities:
Net income	$153,945	$127,923	$102,700
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(11,916)	12,054	6,171
Accretion of loan fees and costs, net	(25,185)	(21,598)	(6,826)
Net accretion of purchase accounting adjustments	(1,519)	(2,403)	(3,373)
Depreciation of premises and equipment	13,267	10,814	9,119
Amortization of investment securities, net	2,174	1,362	1,455
Borrowing prepayment penalty	—	10,529	612
Increase in deferred income tax	(3,131)	(4,525)	(844)
Realized net debt securities (gains) losses	—	(3,286)	421
Gain on equity securities, net	(5,011)	(2,182)	(5,118)
Share-based compensation expense	8,021	7,272	6,324
Loan originations to be sold in secondary market	(569,080)	(1,026,346)	(338,437)
Proceeds from sale of loans in secondary market	609,377	1,031,227	340,637
Gain on sale of loans in secondary market	(18,018)	(24,269)	(7,198)
Loss (gain) on sale of OREO, net	4	(1,207)	222
Bank owned life insurance income	(4,897)	(4,789)	(4,557)
Investment in qualified affordable housing tax credits amortization	7,313	7,046	6,927
Changes in assets and liabilities:
Increase in prepaid dealer premiums	(2,415)	(8,890)	(5,358)
Decrease in other assets	12,342	9,216	12,530
Decrease in other liabilities	(7,939)	(6,302)	(3,781)
Net cash provided by operating activities	$157,332	$111,646	$111,626

Investing activities:
Proceeds from redemption/repurchase of Federal Home Loan Bank stock	8,677	7,970	14,675
Proceeds from sales of investment securities	934	312,160	91,110
Proceeds from calls and maturities of:
HTM debt securities	—	—	475
AFS debt securities	232,197	223,728	195,989
Purchase of:
AFS debt securities	(953,900)	(354,299)	—
Equity securities	—	(3,567)	(100)
Federal Reserve Bank stock	—	—	(6,428)
Net decrease in other investments	2,597	2,120	6,429
Net loan paydowns (originations), portfolio loans	312,187	(620,200)	(216,353)

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2021, 2020 and 2019
(In thousands)	2021	2020	2019

Proceeds from the sale of non-mortgage loans	3,718	4,400	—
Proceeds from the sale of OREO	758	5,654	1,465
Life insurance death benefits	5,598	1,360	1,571
Purchases of bank owned life insurance	—	—	(3,000)
Investment in qualified affordable housing tax credits	(10,814)	(6,596)	(6,038)
Purchases of premises and equipment	(14,093)	(28,632)	(14,885)
Cash paid for acquisitions, net	—	—	(4,831)
Net cash (used in) provided by investing activities	$(412,141)	$(455,902)	$60,079

Financing activities
Net increase in deposits	605,168	1,230,073	159,696
Net increase in off-balance sheet deposits	(272,952)	(710,101)	—
Net (decrease) increase in short-term borrowings	(103,444)	111,573	(20,072)
Proceeds from issuance of long-term debt	—	—	50,000
Proceeds from issuance of subordinated notes	—	172,620	—
Repayment of long-term debt	(32,500)	(170,529)	(258,112)
Value of common shares withheld to pay employee income taxes	(2,403)	(1,002)	(827)
Repurchase of common shares to be held as treasury shares	(16,048)	(7,507)	(40,535)
Cash dividends paid	(74,306)	(70,353)	(69,113)
Net cash provided by (used in) financing activities	$103,515	$554,774	$(178,963)
(Decrease) increase in cash and cash equivalents	(151,294)	210,518	(7,258)

Cash and cash equivalents at beginning of year	370,474	159,956	167,214
Cash and cash equivalents at end of year	$219,180	$370,474	$159,956

Cash paid for:
Interest	$16,704	$29,157	$63,038

Federal income taxes	25,505	24,260	15,186

Non cash items:
Transfer of debt securities from HTM to AFS	$—	$—	$349,773

Loans transferred to OREO	150	1,790	1,671

Right-of-use assets obtained in exchange for lease obligations	1,190	7,821	11,475

New commitments in affordable housing tax credit investments	10,000	10,000	10,000

New commitments in other investment securities	3,000	—	—
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

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of the COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses. Additionally, the COVID-19 pandemic may particularly impact certain loan concentrations in the hotel and accommodations, restaurant and food service, and strip shopping center industries.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications had no impact on net income or shareholders' equity.

Restrictions on Cash and Due from Banks
The Corporation’s national bank subsidiary, The Park National Bank ("PNB"), previously was required to maintain average reserve balances with the Federal Reserve Bank of Cleveland. The Federal Reserve Board announced on March 15, 2020 that the Federal Reserve Board reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. There were no compensating balance arrangements in existence at December 31, 2021 or 2020.

Investment Securities
Debt securities are classified upon acquisition into one of three categories: HTM, AFS, or trading (see Note 4 - Investment Securities).

HTM securities are those debt securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. AFS debt securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. AFS debt securities are reported at fair value, with unrealized holding gains and losses excluded from earnings, but included in other comprehensive income (loss), net of applicable income taxes. The Corporation did not hold any trading securities during any period presented.

Interest income from debt securities includes amortization of purchase premium or discount. Premiums and discounts on investment securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses realized on the sale of debt securities are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days past due. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income.
ACL - Debt Securities AFS
For debt securities AFS in an unrealized loss position, Park first assesses whether it intends to sell, or it is more likely than not that Park will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, Park evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on debt securities AFS totaled $6.3 million at December 31, 2021 and is excluded from the estimate of credit losses.

ACL - HTM Debt Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Park does not currently hold any HTM debt securities.

Equity Securities
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

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  The fair value of an interest rate lock is recorded at the time the commitment to fund a mortgage loan is executed and is adjusted for the expected exercise of a commitment before a loan is funded.  In order to hedge against a change in interest rates resulting from the Company's commitments to fund loans, the Company enters into forward commitments for the future delivery of mortgage loans.  The fair value of Park's mortgage banking derivatives is estimated based on the change in mortgage interest rates from the date the interest on a loan is locked. The fair value of these mortgage banking derivatives is included in "Loans" in the Consolidated Balance Sheets. Changes in the fair values of these mortgage banking derivatives are included in "Other service income" in the Consolidated Statements of Income.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable totaled $17.1 million at December 31, 2021 and was reported in "Accrued interest receivable" on the Consolidated Balance Sheets. Late charges on loans are recognized as income when they are collected. Net loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Generally, commercial loans are placed on nonaccrual status at 90 days past due and consumer and residential mortgage loans are placed on nonaccrual status at 120 days past due. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received. Park’s charge-off policy for commercial loans requires management to establish a specific reserve or record a charge-off when collection is in doubt and there is, or likely will be, a collateral shortfall related to the estimated value of the collateral securing a loan. The Company’s charge-off policy for consumer loans is dependent on the class of the loan. Residential mortgage loans, HELOCs, and consumer loans secured by residential real estate are typically charged down to the value of the collateral, less estimated selling costs, at 180 days past due. The charge-off policy for other consumer loans, primarily installment loans, requires a monthly review of delinquent loans and a complete charge-off for any account that reaches 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

For loans which are on nonaccrual status, it is Park’s policy to reverse interest previously accrued on the loans against interest income. Interest on such loans may be recorded on a cash basis and be included in earnings only when Park expects to receive the entire recorded investment of the respective loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below:

Commercial, financial and agricultural: Commercial, financial and agricultural ("C&I") loans are made for a wide variety of general corporate purposes, including financing for commercial and industrial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and loans originated by consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Risk of loss on C&I loans largely depends upon general economic cycles, as they may adversely impact certain industries, competency of the borrower's management team, the quality of the underlying assets supporting the loans including accounts receivable, inventory, and equipment, and the accuracy of the borrower's financial reporting. Such risks are mitigated by generally requiring the borrower's owners to guaranty the loans.

Commercial real estate: Commercial real estate (“CRE”) loans include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Risk of loss on CRE loans largely depends upon the cash flow of the properties, which is influenced by the amount of vacancy experienced with respect to underlying real estate, the credit capacity of the tenants occupying the underlying real estate, and general economic trends, as they may adversely impact the value of a property. These risks are mitigated by generally requiring personal guarantees of the owners of the properties and by requiring appraisals pursuant to government regulations.

Construction real estate: The Company defines construction loans as both commercial construction loans and residential construction loans where the loan proceeds are used exclusively for the improvement of real estate. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Park may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, Park may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event that a default on a construction loan occurs and foreclosure follows, Park must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. Additional risks exist with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park attempts to reduce such risks on loans to developers by generally requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer.

Residential real estate: The Company defines residential real estate loans as first mortgages on individuals’ primary residences or second mortgages on individuals’ primary residences in the form of HELOCs or installment loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stable employment, an established credit record and a current independent third-party appraisal providing the market value of the real estate securing the loan. Residential real estate loans typically have longer terms and higher balances with lower yields as compared to consumer loans, but generally carry lower risks of default. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires creditors to make a reasonable and good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. Documentation and verification of income within defined time frames and not-to-exceed limits are bases for affirming ability to repay. Risk of loss largely depends upon factors affecting the borrower's ability to repay as well as the general economic trends as they may adversely impact the value of the property. These risks are mitigated by completing a comprehensive underwriting of the borrower and by requiring appraisals pursuant to government regulations.

Consumer: The Company originates direct and indirect consumer loans, primarily automobile loans, to customers in the Company's primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stable employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s financial stability, and thus are more likely to be affected by adverse personal circumstances.

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

Concentration of Credit Risk
Park's commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 26 Ohio counties, three North Carolina counties, four South Carolina counties and one Kentucky county where PNB operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, health care and social assistance, accommodation and food services, manufacturing, other services, retail trade, and agriculture, forestry, fishing and hunting.

PCD Loans
The Company has purchased loans, some of which have shown evidence of credit deterioration since origination. Upon adoption of ASC 326, Park elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount, which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision for credit loss expense.

ACL - Loans
The ACL is a valuation account that is deducted from the amortized cost of total loans to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries cannot not exceed the aggregate of the amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant and available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical credit loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

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

In creating the DCF model, Park established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through December 31, 2021, whenever possible. Park and peer FFIEC Call Report data are utilized when there are insufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

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

Additional key assumptions in the DCF model include the PD, LGD, and prepayment/curtailment rates. When possible, Park utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use Park's own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average, which is reached over the reversion period. When possible, Park's utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Prepayment and curtailment rates were calculated based on Park's own data utilizing a three-year average.

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
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in the markets in which Park operates that affect the collectibility of financial assets;
•Where the U.S. economy is within a given credit cycle; and
•The extent that there is government assistance (stimulus).

Allowance for Credit Losses - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status or classified as TDRs will be individually evaluated and are labeled as individually evaluated. Individual analysis establishes a specific reserve for loans in scope.  Specific reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
Park estimates expected credit losses over the contractual period in which Park is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Park. The allowance for credit losses on off-balance sheet credit exposures is adjusted within "Miscellaneous other expense" on the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the commitments' respective estimated lives. Funding rates are based on a historical analysis of Park's portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

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

Additionally, Park has worked with borrowers impacted by the COVID-19 pandemic and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. A majority of these modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. In accordance with this guidance, such modified loans will be considered current and will continue to accrue interest during the deferral period.

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

The range of depreciable lives over which premises and equipment are being depreciated are:

Buildings	30 Years
Building improvements	5 to 10 Years
Equipment, furniture and fixtures	3 to 12 Years
Software	3 Years
Leasehold improvements	Shorter of the remaining lease period or the estimated useful life of the improvement

Other Real Estate Owned
Management transfers a loan to OREO at the time that Park takes deed/title to the asset. OREO is initially recorded at fair value less anticipated selling costs (net realizable value), establishing a new cost basis, and consists of property acquired through foreclosure and real estate held for sale. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for credit losses. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell. Subsequent changes in the value of real estate are classified as OREO valuation adjustments, are reported as adjustments to the carrying amount of OREO, and recorded within the line item “Other income”. In certain circumstances where management believes the devaluation may not be permanent in nature, Park utilizes a valuation allowance to record OREO devaluations, which is also expensed through the line item “Other income”. Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell), and costs relating to holding the properties are charged to the line item "Other expense".

Foreclosed Assets
Foreclosed assets include non-real estate assets where Park, as creditor, has received physical possession of a borrower’s assets, regardless of whether formal foreclosure proceedings take place.  Additionally, TDRs in which Park obtains one of more of the debtor’s non-real estate assets in place of all or part of the receivable are accounted for as foreclosed assets.  Foreclosed assets are initially recorded as fair value less costs to sell when acquired, establishing a new cost basis.  Operating costs after acquisition are expensed as incurred. As of December 31, 2021 and 2020, Park had $3.3 million and $3.6 million, respectively, of foreclosed assets included within “Other assets.”

Mortgage Servicing Rights
When Park sells mortgage loans with servicing retained, MSRs are recorded at fair value with the income statement effect recorded in "Other service income". Capitalized MSRs are amortized in proportion to and over the period of the estimated future servicing income of the underlying loan and are included within “Other service income”.

MSRs are assessed for impairment quarterly, based on fair value, with any impairment recognized through a valuation allowance. The fair value of MSRs is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates. In order to calculate fair value, the sold loan portfolio is stratified into homogeneous pools of like categories. (See Note 25 - Loan Servicing.)

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

Other intangible assets consist of core deposit intangibles. Core deposit intangibles are amortized on an accelerated basis over a period of ten years.

Consolidated Statements of Cash Flows
Cash and cash equivalents include cash and cash items, amounts due from banks, and money market instruments. Generally, money market instruments are purchased and sold for one-day periods.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are currently such matters that will have a material effect on the financial statements.

Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

An uncertain tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The benefit recognized for a tax position that meets the “more-likely-than-not” criteria is measured based on the largest benefit that is more than 50 percent likely to be realized, taking into consideration the amounts and probabilities of the outcome upon settlement. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. Park recognizes any interest and penalties related to income tax matters in income tax expense.

Treasury Shares
The purchase of Park’s common shares to be held in treasury is recorded at cost. At the date of retirement or subsequent reissuance, the treasury shares account is reduced by the weighted average cost of the common shares retired or reissued.

Dividend Restriction
Banking regulations require the maintenance of certain capital levels and may limit the dividends paid by a bank to its parent holding company or by the parent holding company to its shareholders.  (See Note 23 - Dividend Restrictions and Note 28 - Capital Ratios.)

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

Share-Based Compensation
Compensation cost is recognized for restricted stock units and stock awards issued to employees and directors, respectively, based on the fair value of these awards at the date of grant. The market price of Park’s common shares at the date of grant is used to estimate the fair value of restricted stock units and stock awards. Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period and is recorded in "Salaries" expense. (See Note 18 - Share-Based Compensation.) The Company's accounting policy is to recognize forfeitures as they occur.

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
Fair Value Measurement
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 27 - Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Derivatives
At the inception of a derivative contract, Park designates the derivative as one of three types based on Park's intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). Park does not have any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

Park formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. The documentation includes linking cash flow hedges to specific assets and liabilities on the Consolidated Balance Sheets. Park also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used are highly effective in offsetting changes in cash flows of the hedged items. Park discontinues hedge accounting when it determines that a derivative is no longer effective in offsetting cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods that the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the outstanding agreements. All the contracts to which the Company is party settle monthly or quarterly.

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

Retirement Plans
Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The service cost component of pension expense is recorded within "Employee benefits" on the Consolidated Statements of Income. All other components of pension expense are recorded within "Other components of net periodic benefit income" on the Consolidated Statements of Income. Employee KSOP plan expense is the amount of matching contributions to Park's Employees Stock Ownership Plan. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service. (See Note 19 - Benefit Plans.)

Earnings Per Common Share
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under restricted stock unit awards. (See Note 18 - Share-Based Compensation and Note 22 - Earnings Per Common Share.)

Operating Segments
The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segment for the Corporation is its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio).

2. Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards
The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and accounting standards that have been issued but are not effective for Park as of December 31, 2021:

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

Park adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning on and after after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with the then applicable U.S. GAAP. Park recorded a net decrease to retained earnings of $8.0 million as of January 1, 2021 for the cumulative effect of adopting ASC 326.

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

The following table illustrates the impact of ASC 326:

	January 1, 2021
(In thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans	$7,177,666	$7,177,785	$(119)

ACL on loans
Commercial, financial and agricultural	17,351	25,608	(8,257)
Commercial real estate	25,599	23,480	2,119
Construction real estate	5,390	7,288	(1,898)
Residential real estate	14,484	11,363	3,121
Consumer	28,343	17,418	10,925
Leases	598	518	80
Total ACL on loans	$91,765	$85,675	$6,090

Liabilities:
ACL on off-balance sheet commitments	$3,982	$116	$3,866

Net deferred tax liability	777	2,892	(2,115)

Shareholders' equity:	$1,032,300	$1,040,256	$(7,956)

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in ASU 2018-14 were effective for fiscal years ended after December 15, 2020. The adoption of this guidance on January 1, 2021 did not have an impact on Park’s consolidated financial statements, but did impact disclosures.

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

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting: In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions to applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform if certain criteria are met. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on Park's consolidated financial statements, but Park will consider this guidance as contracts are transitioned from LIBOR to another reference rate.

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

ASU 2021-06 - Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): In August 2021, FASB issued ASU 2021-06 - Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946). ASU 2021-06 updates the codification to align with SEC Final Rule Releases No. 33-10786 and No. 33-10835. Specific to financial institutions, these SEC releases updated required annual statistical disclosures. The amendments in ASU 2021-06 were effective immediately. Park has updated the statistical disclosures in its Annual Report on Form 10-K for the fiscal year ending December 31, 2021, to align with this guidance.

Issued But Not Yet Effective Accounting Standards

There are no issued but not yet effective accounting standards impacting Park as of December 31, 2021.

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

PNB provides the following principal services: the acceptance of deposits for demand, savings and time accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which are largely offered through a third party), home equity lines of credit and commercial leasing; trust and wealth management services; cash management; safe deposit operations; electronic funds transfers and a variety of additional banking-related services. See Note 29-Segment Information for financial information on the Corporation’s operating segments.

4. Investment Securities
"Debt securities" and "Other investment securities" are summarized below.

Debt Securities
The following table summarizes the amortized cost and fair value of debt securities at December 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). There was no related allowance for credit losses at December 31, 2021.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2021:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$366,933	$22,682	$24	$389,591
U.S. Government sponsored entities’ asset-backed securities	849,114	13,437	8,088	854,463
Collateralized loan obligations	500,066	3	1,395	498,674
Corporate debt securities	11,250	169	7	11,412
Total	$1,727,363	$36,291	$9,514	$1,754,140

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2020:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$279,245	$25,973	$—	$305,218
U.S. Government sponsored entities’ asset-backed securities	726,589	26,248	728	752,109
Corporate debt securities	2,000	14	—	2,014
Total	$1,007,834	$52,235	$728	$1,059,341

On September 1, 2019, Park adopted the portion of ASU 2019-04 which allowed for a one-time reclassification of securities from HTM to AFS. On that date, Park transferred HTM securities with a fair value of $373.9 million to the AFS classification. The transfer occurred at fair value and had a related unrealized gain, net of taxes, of $19.1 million recorded in other comprehensive income. All debt securities were classified as AFS at December 31, 2021 and December 31, 2020.

The following table provides detail on investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$1,834	$24	$—	$—	$1,834	$24
U.S. Government sponsored entities’ asset-backed securities	333,653	4,996	73,431	3,092	407,084	8,088
Collateralized loan obligations	429,671	1,395	—	—	429,671	1,395
Corporate debt securities	2,243	7	—	—	2,243	7
Total	$767,401	$6,422	$73,431	$3,092	$840,832	$9,514

Investment securities in an unrealized loss position at December 31, 2020, were as follows:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020:
Debt Securities Available-for-Sale
U.S. Government sponsored entities' asset-backed securities	$86,393	$695	$4,727	$33	$91,120	$728
Total	$86,393	$695	$4,727	$33	$91,120	$728

At December 31, 2021, Park’s debt security portfolio consisted of $1.8 billion of securities, $840.8 million of which were in an unrealized loss position with unrealized losses of $9.5 million. Of the $840.8 million of securities in an unrealized loss position, $73.4 million were in an unrealized loss position for 12 months or longer. The majority of the unrealized losses were related to Park’s U.S. Government sponsored entities' asset-backed securities portfolio. Unrealized losses have not been recognized into earnings as they represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the respective issuers. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for debt securities AFS at December 31, 2021. Additionally, for the years ended December 31, 2021, 2020, and 2019, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2021, are shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value	Tax Equivalent Yield (1)
Debt Securities Available-for-Sale
Obligations of states and political subdivisions
Due five through ten years	$197,895	$213,154	3.75%
Due greater than ten years	169,038	176,437	2.91%
Total	$366,933	$389,591	3.36%

U.S. Government sponsored entities’ asset-backed securities	$849,114	$854,463	1.73%

Collateralized loan obligations	$500,066	$498,674	1.61%

Corporate debt securities
Due five through ten years	$11,250	$11,412	3.93%
(1) The tax equivalent yield for obligations of states and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

At December 31, 2021, investment securities with an amortized cost of $396.3 million were pledged for government and trust department deposits, $327.9 million were pledged to secure repurchase agreements and $9.5 million were pledged as collateral for FHLB advance borrowings. At December 31, 2020, investment securities with an amortized cost of $328.6 million were pledged for government and trust department deposits, $348.6 million were pledged to secure repurchase agreements and $13.9 million were pledged as collateral for FHLB advance borrowings.

At December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no sales of AFS debt securities during 2021. During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million. During 2019, Park sold certain AFS debt securities with a book value of $62.4 million at a gross loss of $0.7 million and sold certain AFS debt securities with a book value of $29.1 million at a gross gain of $271,000.

Other Investment Securities
Other investment securities (as shown on the Consolidated Balance Sheets) consist of restricted stock investments in the FHLB and the FRB, and equity securities. The FHLB and FRB restricted stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost"). Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the net asset value practical expedient in accordance with ASC 820.

The carrying amount of other investment securities at December 31, 2021 and 2020 was as follows:

(In thousands)	December 31, 2021	December 31, 2020
FHLB stock	$13,413	$22,090
FRB stock	14,653	14,653
Equity investments carried at fair value	2,129	2,511
Equity investments carried at modified cost (1)	4,689	4,689
Equity investments carried at net asset value	26,384	21,522
Total other investment securities	$61,268	$65,465
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

During the year ended December 31, 2021, the FHLB repurchased 86,770 shares of FHLB stock with a book value of $8.7 million. No shares of FRB stock were purchased or sold in 2021. During the year ended December 31, 2020, the FHLB repurchased 79,697 shares of FHLB stock with a book value of $8.0 million. No shares of FRB stock were purchased or sold in 2020. During the year ended December 31, 2019, the FHLB repurchased 133,281 shares of FHLB stock with a book value of $13.3 million. Park purchased 128,553 shares of FRB stock with a book value of $6.4 million in 2019.

For the years ended December 31, 2021, 2020 and 2019, $552,000, $(239,000) and $345,000, respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

For the years ended December 31, 2021, 2020 and 2019, $4.5 million, $2.4 million and $4.8 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

5. Loans
The composition of the loan portfolio at December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
(In thousands)	Amortized Cost	Amortized Cost	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural: (1)		1,588,989	$6,528	$1,595,517
Commercial, financial and agricultural (1)	$1,223,079	(2)	(2)	(2)
PPP loans	74,420	(2)	(2)	(2)
Overdrafts	1,127	(2)	(2)	(2)
Commercial real estate (1)	1,801,792	1,748,189	$6,017	$1,754,206
Construction real estate:
Commercial	214,561	226,991	$572	$227,563
Retail	107,225	116,430	$235	$116,665
Residential real estate:
Commercial	533,802	526,222	$1,161	$527,383
Mortgage	1,033,658	1,096,358	$947	$1,097,305
HELOC	165,605	182,028	$647	$182,675
Installment	5,642	8,436	$22	$8,458
Consumer:		1,659,704	$4,510	$1,664,214
Consumer	1,685,793	(2)	(2)	(2)
GFSC	1,793	(2)	(2)	(2)
Check loans	2,093	(2)	(2)	(2)
Leases	20,532	24,438	$14	$24,452
Total	$6,871,122	$7,177,785	$20,653	$7,198,438
Allowance for credit losses	(83,197)	(85,675)
Net loans	$6,787,925	$7,092,110

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

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). PPP loans were broken out as a separate class as of December 31, 2021. Included within commercial, financial and agricultural loans as of December 31, 2020 were $331.6 million of PPP loans. For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, and for its assistance in originating additional PPP loans during 2021, Park received an aggregate of $12.9 million in fees from the SBA. During the years ended December 31, 2021 and December 31, 2020, $16.3 million and $13.7 million, respectively, of PPP fee income was recognized within loan interest income. There was no PPP fee income earned during the year ended December 31, 2019.

Loans are shown net of deferred origination fees, costs and unearned income of $19.5 million at December 31, 2021, and of $23.6 million at December 31, 2020, which represented a net deferred income position in both years. At December 31, 2021 and December 31, 2020, included in the net deferred origination fees, costs and unearned income were $2.8 million and $6.5 million, respectively, in net origination fees related to PPP loans. At December 31, 2021 and December 31, 2020, loans included purchase accounting adjustments of $4.2 million and $7.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.1 million and $2.0 million were reclassified to loans at December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, overdrafts were within their own class and as of December 31, 2020, overdrafts were included in the commercial, financial and agricultural loan segment in the previous table.

Credit Quality
The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2021:

	December 31, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13,271	$9,396	$—	$22,667
PPP loans	—	—	793	793
Overdrafts	—	—	—	—
Commercial real estate	40,142	7,713	—	47,855
Construction real estate:
Commercial	52	169	—	221
Retail	716	9	—	725
Residential real estate:
Commercial	2,366	240	—	2,606
Mortgage	11,718	7,779	372	19,869
HELOC	1,590	803	—	2,393
Installment	82	1,508	—	1,590
Consumer:
Consumer	1,518	700	431	2,649
GFSC	79	6	11	96
Check loans	—	—	—	—
Leases	1,188	—	—	1,188
Total loans	$72,722	$28,323	$1,607	$102,652

The following table presents the recorded investment in nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2020:

	December 31, 2020
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$23,261	5,619	$—	$28,880
Commercial real estate	67,426	2,931	377	70,734
Construction real estate:
Commercial	3,110	—	—	3,110
Mortgage	14	31	—	45
Residential real estate:
Commercial	4,304	253	—	4,557
Mortgage	14,016	8,400	416	22,832
HELOC	1,286	909	77	2,272
Installment	184	1,728	—	1,912
Consumer	2,172	1,017	724	3,913
Leases	1,595	—	—	1,595
Total loans	$117,368	$20,888	$1,594	$139,850

The following table provides additional detail on nonaccrual loans and the related ACL, by class of loan, at December 31, 2021:

	December 31, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	11,494	1,777	1,343
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	39,151	991	188
Construction real estate:
Commercial	52	—	—
Retail	—	716	67
Residential real estate:
Commercial	2,366	—	—
Mortgage	—	11,718	73
HELOC	—	1,590	99
Installment	—	82	24
Consumer
Consumer	—	1,518	393
GFSC	—	79	10
Check loans	—	—	—
Leases	914	274	43
Total loans	$53,977	$18,745	$2,240

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2020:

	December 31, 2020
(In thousands)	Unpaid Principal Balance	Recorded Investment	ACL Allocated
With no related allowance recorded
Commercial, financial and agricultural	23,316	22,970	—
Commercial real estate	63,639	63,467	—
Construction real estate:
Commercial	3,110	3,110	—
Residential real estate:
Commercial	4,522	4,448	—
Leases	568	568	—
With an allowance recorded
Commercial, financial and agricultural	5,881	5,866	3,758
Commercial real estate	6,890	6,890	1,316
Construction real estate:
Commercial	—	—	—
Residential real estate:
Commercial	109	109	16
Leases	1,027	1,027	344
Total	$109,062	$108,455	$5,434

The following table provides the amortized cost basis of collateral-dependent loans by class of loan, as of December 31, 2021:

	December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$9,321	$13,366	$156	$22,843
Commercial real estate	52,901	37	—	52,938
Construction real estate:
Commercial	1,178	—	—	1,178
Residential real estate:
Commercial	2,906	—	57	2,963
Mortgage	370	—	—	370
HELOC	148	—	—	148
Leases	—	1,211	—	1,211
Total loans	$66,824	$14,614	$213	$81,651

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents interest income recognized on nonaccrual loans for the year ended December 31, 2021:

Interest Income Recognized
(In thousands)	December 31, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$180
PPP loans	—
Overdrafts	—
Commercial real estate	1,844
Construction real estate:
Commercial	39
Retail	4
Residential real estate:
Commercial	204
Mortgage	301
HELOC	17
Installment	2
Consumer:
Consumer	92
GFSC	14
Check loans
Leases	73
Total loans	$2,770

The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the years ended December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(In thousands)	Recorded Investment	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$28,836	$30,280	$735	$33,088	$21,415	$527
Commercial real estate	70,357	55,279	1,890	41,791	32,132	1,241
Construction real estate:
Commercial	3,110	1,291	50	453	1,987	26
Residential real estate:
Commercial	4,557	4,329	204	2,025	2,175	99
Consumer	—	—	—	—	—	—
Leases	1,595	1,115	—	134	59	—
Total	$108,455	$92,294	$2,879	$77,491	$57,768	$1,893

The following table presents the aging of the amortized cost in past due loans at December 31, 2021 by class of loan:

	December 31, 2021
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$2,908	$9,547	$12,455	$1,210,624	$1,223,079
PPP loans	242	793	1,035	73,385	74,420
Overdrafts	—	—	—	1,127	1,127
Commercial real estate	65	1,461	1,526	1,800,266	1,801,792
Construction real estate:
Commercial	—	—	—	214,561	214,561
Retail	346	660	1,006	106,219	107,225
Residential real estate:
Commercial	283	438	721	533,081	533,802
Mortgage	6,170	5,933	12,103	1,021,555	1,033,658
HELOC	565	1,011	1,576	164,029	165,605
Installment	49	31	80	5,562	5,642
Consumer:
Consumer	2,614	618	3,232	1,682,561	1,685,793
GFSC	153	52	205	1,588	1,793
Check loans	10	—	10	2,083	2,093
Leases	60	526	586	19,946	20,532
Total loans	$13,465	$21,070	$34,535	$6,836,587	$6,871,122

(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $53.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

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

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at December 31, 2021 and December 31, 2020 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A loan is deemed impaired, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2021 follows:

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	267,016	208,078	100,736	52,705	36,528	59,909	468,749	1,193,721
Special Mention	1,608	1,592	429	59	277	—	11,986	15,951
Substandard	106	906	401	1,345	549	7,818	484	11,609
Doubtful	—	30	465	227	463	125	488	1,798
Total	268,730	210,606	102,031	54,336	37,817	67,852	481,707	1,223,079

Commercial, financial and agricultural: PPP
Risk rating
Pass	$69,588	$4,832	$—	$—	$—	$—	$—	$74,420
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$69,588	$4,832	$—	$—	$—	$—	$—	$74,420

Commercial real estate (1)
Risk rating
Pass	376,468	445,780	263,786	154,637	115,571	317,371	14,890	1,688,503
Special Mention	786	6,206	32,965	9,354	4,297	17,829	996	72,433
Substandard	3,897	2,578	1,385	11,373	5,967	14,541	450	40,191
Doubtful	—	—	—	—	47	618	—	665
Total	381,151	454,564	298,136	175,364	125,882	350,359	16,336	1,801,792

Construction real estate: Commercial
Risk rating
Pass	96,929	76,867	7,003	4,841	1,856	3,412	22,444	213,352
Special Mention	202	—	—	691	—	—	—	893
Substandard	—	52	—	264	—	—	—	316
Doubtful	—	—	—	—	—	—	—	—
Total	97,131	76,919	7,003	5,796	1,856	3,412	22,444	214,561

Residential Real Estate: Commercial
Risk rating
Pass	138,801	165,202	67,921	44,896	26,583	70,434	15,507	529,344
Special Mention	95	884	106	79	—	497	135	1,796
Substandard	735	22	691	41	95	993	29	2,606
Doubtful	56	—	—	—	—	—	—	56
Total	139,687	166,108	68,718	45,016	26,678	71,924	15,671	533,802

Leases
Risk rating
Pass	6,705	5,729	2,628	2,151	705	845	—	18,763
Special Mention	198	111	184	67	21	—	—	581
Substandard	—	698	—	23	19	78	—	818
Doubtful	—	—	332	16	22	—	—	370
Total	6,903	6,538	3,144	2,257	767	923	—	20,532

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Total Commercial Loans
Risk rating
Pass	955,507	906,488	442,074	259,230	181,243	451,971	521,590	3,718,103
Special Mention	2,889	8,793	33,684	10,250	4,595	18,326	13,117	91,654
Substandard	4,738	4,256	2,477	13,046	6,630	23,430	963	55,540
Doubtful	56	30	797	243	532	743	488	2,889
Total	963,190	919,567	479,032	282,769	193,000	494,470	536,158	3,868,186

(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

The table below presents the recorded investment by loan grade at December 31, 2020 for all commercial loans:

	December 31, 2020
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing TDRs	PCI	Pass-Rated	Recorded Investment
Commercial, financial and agricultural (1)	14,638	—	28,880	337	1,551,662	$1,595,517
Commercial real estate (1)	87,439	117	70,357	7,461	1,588,832	1,754,206
Construction real estate:
Commercial	164	—	3,110	1,002	223,287	227,563
Residential real estate:
Commercial	798	22	4,557	1,510	520,496	527,383
Leases	331	—	1,595	112	22,414	24,452
Total Commercial Loans	$103,370	$139	$108,499	$10,422	$3,906,691	$4,129,121

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

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	1,127	—	—	—	—	—	—	1,127
Nonperforming	—	—	—	—	—	—	—	—
Total	1,127	—	—	—	—	—	—	1,127

Construction Real Estate: Retail
Performing	68,374	26,247	5,710	2,743	1,505	1,842	79	106,500
Nonperforming	—	647	57	—	—	21	—	725
Total	68,374	26,894	5,767	2,743	1,505	1,863	79	107,225

Residential Real Estate: Mortgage
Performing	230,299	217,022	114,077	68,774	59,939	323,678	—	1,013,789
Nonperforming	—	626	785	824	574	17,060	—	19,869
Total	230,299	217,648	114,862	69,598	60,513	340,738	—	1,033,658

Residential Real Estate: HELOC
Performing	400	—	121	58	41	2,640	159,952	163,212
Nonperforming	89	40	—	37	90	1,811	326	2,393
Total	489	40	121	95	131	4,451	160,278	165,605

Residential Real Estate: Installment
Performing	—	3	418	111	1,049	2,471	—	4,052
Nonperforming	—	12	5	26	78	1,469	—	1,590
Total	—	15	423	137	1,127	3,940	—	5,642

Consumer: Consumer
Performing	649,638	505,555	259,230	119,222	64,699	62,136	22,664	1,683,144
Nonperforming	241	506	755	399	155	593	—	2,649
Total	649,879	506,061	259,985	119,621	64,854	62,729	22,664	1,685,793

Consumer: GFSC
Performing	—	243	986	292	63	5	108	1,697
Nonperforming	—	9	73	5	9	—	—	96
Total	—	252	1,059	297	72	5	108	1,793

Consumer: Check loans
Performing	—	—	—	—	—	—	2,093	2,093
Nonperforming	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	2,093	2,093

Total Consumer Loans
Performing	949,838	749,070	380,542	191,200	127,296	392,772	184,896	2,975,614
Nonperforming	330	1,840	1,675	1,291	906	20,954	326	27,322
Total	950,168	750,910	382,217	192,491	128,202	413,726	185,222	3,002,936

Loans and Leases Acquired with Deteriorated Credit Quality
In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. NewDominion loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date.Carolina Alliance loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million.

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. At December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2021 and December 31, 2020 was $7.1 million and $11.2 million, respectively.

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

During the two years ended December 31, 2021, Park modified a total of 5,138 consumer loans, with an aggregate balance of $72.2 million, and modified a total of 1,406 commercial loans, with an aggregate balance of $488.1 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans are considered current and continue to accrue interest during the deferral period.

Certain loans which were modified during the years ended December 31, 2021 and 2020 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

The terms of certain other loans were modified during the years ended December 31, 2021 and 2020 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were $0.2 million of substandard commercial loans modified during each of the years ended December 31, 2021 and December 31, 2020 which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during 2021 which did not meet the definition of a TDR had a total amortized cost as of December 31, 2021 of $32.9 million. Excluding COVID-19 related modifications, consumer loans modified during 2020 which did not meet the definition of a TDR had a total recorded investment as of December 31, 2020 of $57.9 million. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

At December 31, 2021 and 2020, there were $20.9 million and $25.8 million, respectively, of TDRs included in the nonaccrual loan totals. At December 31, 2021 and 2020, $10.5 million and $12.9 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At December 31, 2021 and 2020, loans totaling $28.3 million and $20.9 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At December 31, 2021 and 2020, Park had commitments to lend $3.0 million and $6.7 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At December 31, 2021 and 2020, there were $0.3 million and $0.2 million, respectively, of specific reserves related to TDRs. Modifications made in 2021 and 2020 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. Additional specific reserves of $174,000 were recorded during the year ended December 31, 2021, as a result of TDRs identified in the 2021 year. Additional specific reserves of $7,000 were recorded during the year ended December 31, 2020, as a result of TDRs identified in the 2020 year. Additional specific reserves of $1,300 were recorded during the year ended December 31, 2019, as a result of TDRs identified in the 2019 year.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the years ended December 31, 2021 and 2020, Park removed the TDR classification on $4.1 million and $2.3 million, respectively, of loans that met the requirements discussed above.

The following tables detail the number of contracts modified as TDRs during the years ended December 31, 2021, 2020 and 2019 as well as the amortized cost/ recorded investment of these contracts at December 31, 2021, 2020, and 2019. The amortized cost/ recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Year ended December 31, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	10	$1,356	$169	$1,525
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	15	2,002	6,747	8,749
Construction real estate:
Commercial	1	—	—	—
Retail	2	—	705	705
Residential real estate:
Commercial	5	95	574	669
Mortgage	14	146	396	542
HELOC	8	211	105	316
Installment	8	120	—	120
Consumer:
Consumer	131	116	417	533
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	1	—	325	325
Total loans	195	$4,046	$9,438	$13,484

	Year ended December 31, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	12	$107	$3,706	$3,813
Commercial real estate	9	—	3,235	3,235
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	26	—	26
Installment	1	—	14	14
Residential real estate:
Commercial	3	153	3	156
Mortgage	27	888	1,068	1,956
HELOC	7	14	52	66
Installment	18	163	65	228
Consumer	214	218	634	852
Total loans	292	$1,569	$8,777	$10,346

	Year ended December 31, 2019
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	30	$6,040	$7,821	$13,861
Commercial real estate	8	415	7,855	8,270
Construction real estate:
Commercial	3	—	415	415
Mortgage	2	77	—	77
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	100	100
Mortgage	21	535	589	1,124
HELOC	18	126	234	360
Installment	34	1,047	28	1,075
Consumer	324	225	1,166	1,391
Total loans	443	$8,465	$18,208	$26,673

Of those loans which were modified and determined to be a TDR during the year ended December 31, 2021, $5.4 million were on nonaccrual status as of December 31, 2020. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2020, $0.4 million were on nonaccrual status as of December 31, 2019. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2019, $2.1 million were on nonaccrual status as of December 31, 2018.

The following table presents the amortized cost/ recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the year ended December 31, 2021, December 31, 2020, and December 31, 2019. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for credit loss resulting from the defaults on TDR loans was immaterial.

	Year ended December 31, 2021		Year ended December 31, 2020		Year ended December 31, 2019
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural:			4	$2,776	1	$20
Commercial, financial and agricultural	—	$—	(1)	(1)	(1)	(1)
PPP loans	—	—	(1)	(1)	(1)	(1)
Overdrafts	—	—	(1)	(1)	(1)	(1)
Commercial real estate	—	—	1	223	—	—
Construction real estate:
Commercial	—	—	—	—	—	—
Retail	1	648	1	14	—	—
Residential real estate:
Commercial	—	—	1	3	—	—
Mortgage	4	280	11	993	7	665
HELOC	2	135	—	—	6	141
Installment	1	27	3	32	—	—
Consumer			34	360	56	539
Consumer	14	169	(1)	(1)	(1)	(1)
GFSC	—	—	(1)	(1)	(1)	(1)
Check loans	—	—	(1)	(1)	(1)	(1)
Leases	—	—	—	—	—	—
Total loans	22	$1,259	55	$4,401	70	$1,365
(1) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

Of the $1.3 million in modified TDRs which defaulted during the year ended December 31, 2021, $115,000 were accruing loans and $1.1 million were nonaccrual loans. Of the $4.4 million in modified TDRs which defaulted during the year ended December 31, 2020, $706,000 were accruing loans and $3.7 million were nonaccrual loans. Of the $1.4 million in modified TDRs which defaulted during the year ended December 31, 2019, $350,000 were accruing loans and $1.0 million were nonaccrual loans.

Certain of the Corporation’s executive officers, directors and related entities of directors are loan customers of PNB. As of December 31, 2021 and 2020, credit exposure aggregating approximately $33.5 million and $51.3 million, respectively, was outstanding to such parties. Of this total exposure, approximately $27.1 million and $32.0 million was outstanding at December 31, 2021 and 2020, respectively, with the remaining balance representing available credit. During 2021, new loans and advances on existing loans were made to these executive officers, directors and related entities of directors totaling $1.2 million and $9.7 million, respectively. These extensions of credit were offset by principal payments of $12.6 million and the removal of loans from the related party listing totaling $3.2 million. During 2020, new loans and advances on existing loans were $0.6 million and $12.4 million, respectively. These extensions of credit were offset by principal payments of $9.7 million.

6. Allowance for Credit Losses
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1-Summary of Significant Accounting Policies.

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
•Probability of default – PD is the probability that an asset will be in default within a given time frame. Park has defined default to be when a charge-off has occurred, a loan is placed on nonaccrual, or a loan is greater than 90 days past due. Whenever possible, Park utilizes its own loan-level PDs for the reasonable and supportable forecast period. When loan-level data is not available reflecting the forecasted economic conditions, a forecast model is utilized to estimate PDs.
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. Whenever possible, Park utilizes its own loan-level LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs.
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2021.
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
◦As of March 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease significantly, to a range between 3.70% and 4.93% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2021, management considered this improved economic forecast while balancing the risks associated with the COVID-19 pandemic, including the risk of pandemic-related losses lagging behind the projected improvement in unemployment. The calculation utilizing the 80% "most likely" scenario, 10% "slower near-term growth" scenario, and 10% "moderate recession scenario" resulted in a quantitative reserve of $57.9 million, which would have resulted in a decline of $17.0 million from the quantitative reserve of $74.9 million as of January 1, 2021. Management then considered the reason for this decline and whether or not it was appropriate given the economic environment at March 31, 2021. Upon review, management noted that the decline was the result of a significant decrease in forecasted unemployment. The March 31, 2021 "most likely" scenario forecasted unemployment rates lower than any post-1975 Ohio unemployment rates of record. Given the uncertainty at March 31, 2021 due to the COVID-19 pandemic, management did not believe that such a significant decrease in reserves was appropriate and sought to re-evaluate the weightings in order to calculate a more accurate life of loan loss estimate. Management determined it was appropriate to weight the "most likely" scenario 50% and the "moderate recession" scenario 50%.
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease, to a range between 3.32% and 3.97%, during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.

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
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in the markets in which Park operates that affect the collectibility of financial assets.
•Where the U.S. economy is within a given credit cycle.
•The extent that there is government assistance (stimulus).

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. As of December 31, 2021, additional reserves totaling $5.2 million were added for these portfolios on top of the quantitative reserve already calculated. This is an increase from $3.8 million as of December 31, 2020, which had been calculated under the previous incurred loss methodology.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table:

	December 31, 2021		December 31, 2020
(in thousands)	4-Rated Balance	Additional Reserve	4-Rated Balance	Additional Reserve
Hotels and accommodations	$148,018	$2,226	$96,909	$1,391
Restaurants and food service	40,648	917	33,409	637
Strip shopping centers	184,171	2,033	177,706	1,731
Total	$372,837	$5,176	$308,024	$3,759

Additionally, management applied a 1.00% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This was consistent with the 2020 year end and considered various economic conditions due to COVID-19 variants, continued volatility in the hotel industry, and travel trends, all of which impacted valuations. At December 31, 2021, Park's originated hotels and accommodation loans included in the population of collectively evaluated loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million. At December 31, 2020, Park's originated hotels and accommodation loans included in the population of collectively evaluated loans had a balance of $181.4 million with an additional reserve related to valuation risks of $1.8 million.

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

At December 31, 2021 and 2020, Park had $74.4 million and $331.6 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk at December 31, 2021 and December 31, 2020.

ACL Activity
The activity in the allowance for credit losses for the years ended December 31, 2021, 2020, and 2019 is summarized in the following tables.

	Year ended December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	957	35	—	49	4,052	—	5,093
Recoveries	(639)	(802)	(2,299)	(941)	(3,759)	(1)	(8,441)
Net charge-offs (recoveries)	318	(767)	(2,299)	(892)	293	(1)	(3,348)
(Recovery) Provision	(3,008)	(900)	(1,931)	(3,952)	(1,764)	(361)	(11,916)
Ending balance	$14,025	$25,466	$5,758	$11,424	$26,286	238	$83,197

	Year ended December 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	1,468	1,824	6	356	6,634	16	10,304
Recoveries	(20,765)	(738)	(1,122)	(991)	(3,629)	(1)	(27,246)
Net (recoveries) charge-offs	(19,297)	1,086	(1,116)	(635)	3,005	15	(16,942)
(Recovery) Provision	(13,892)	14,337	861	2,118	8,212	418	12,054
Ending balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675

	Year ended December 31, 2019
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$16,777	$9,768	$4,463	$8,731	$11,773	$—	$51,512
Charge-offs	2,231	400	—	239	8,307	—	11,177
Recoveries	(1,241)	(720)	(2,682)	(787)	(4,742)	(1)	(10,173)
Net charge-offs (recoveries)	990	(320)	(2,682)	(548)	3,565	(1)	1,004
Provision (Recovery)	4,416	141	(1,834)	(669)	4,003	114	6,171
Ending balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at December 31, 2021 and December 31, 2020, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at December 31, 2021 and December 31, 2020, which are evaluated for impairment in accordance with U.S. GAAP (See Note 1-Significant Accounting Policies).

The composition of the ACL at December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,385	$188	$—	$—	$—	$43	$1,616
Collectively evaluated for impairment	12,640	25,278	5,758	11,424	26,286	195	$81,581
Acquired with deteriorated credit quality	—	—	—	—	—	—	$—
Total ending allowance balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197

Loan balance:
Loans individually evaluated for impairment	$22,666	$47,820	$222	$2,606	$—	$1,188	$74,502
Loans collectively evaluated for impairment	1,275,783	1,748,854	320,608	1,735,226	1,689,679	19,321	6,789,471
Loans acquired with deteriorated credit quality	177	5,118	956	875	—	23	7,149
Total ending loan balance	$1,298,626	$1,801,792	$321,786	$1,738,707	$1,689,679	$20,532	$6,871,122

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	6.11%	0.39%	—%	—%	—%	3.62%	2.17%
Loans collectively evaluated for impairment	0.99%	1.45%	1.80%	0.66%	1.56%	1.01%	1.20%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.08%	1.41%	1.79%	0.66%	1.56%	1.16%	1.21%

	December 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,758	$1,316	$—	$16	$—	$344	$5,434
Collectively evaluated for impairment	21,809	22,093	7,288	11,292	17,418	174	$80,074
Acquired with deteriorated credit quality	41	71	—	55	—	—	167
Total ending allowance balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675

Loan balance:
Loans individually evaluated for impairment	$28,811	$70,334	$3,110	$4,557	$—	$1,595	$108,407
Loans collectively evaluated for impairment	1,559,842	1,670,510	339,312	1,806,126	1,659,704	22,731	7,058,225
Loans acquired with deteriorated credit quality	336	7,345	999	2,361	—	112	11,153
Total ending loan balance	$1,588,989	$1,748,189	$343,421	$1,813,044	$1,659,704	$24,438	$7,177,785

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	13.04%	1.87%	—%	0.35%	—%	21.57%	5.01%
Loans collectively evaluated for impairment	1.40%	1.32%	2.15%	0.63%	1.05%	0.77%	1.13%
Loans acquired with deteriorated credit quality	12.20%	0.97%	—%	2.33%	—%	—%	1.50%
Total	1.61%	1.34%	2.12%	0.63%	1.05%	2.12%	1.19%

Recorded investment:
Loans individually evaluated for impairment	$28,836	$70,357	$3,110	$4,557	$—	$1,595	$108,455
Loans collectively evaluated for impairment	1,566,344	1,676,388	340,116	1,808,892	1,664,214	22,745	7,078,699
Loans acquired with deteriorated credit quality	337	7,461	1,002	2,372	—	112	11,284
Total ending recorded investment	$1,595,517	$1,754,206	$344,228	$1,815,821	$1,664,214	$24,452	$7,198,438

7. Goodwill and Other Intangible Assets
The following table shows the activity in goodwill and other intangible assets for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	Goodwill	Other Intangible Assets	Total
January 1, 2019	$112,739	$6,971	$119,710
Acquired goodwill and other intangible assets	46,856	8,207	55,063
Amortization	—	2,355	2,355
Trade name intangible impairment	—	1,300	1,300
December 31, 2019	$159,595	$11,523	$171,118
Amortization	—	2,263	2,263
December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	1,798	1,798
December 31, 2021	$159,595	$7,462	$167,057

Goodwill

Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value. Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. At April 1, 2021, the Company's reporting unit, PNB, had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of December 31, 2021 and 2020.

	2021		2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization/Impairment	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$14,456	$6,994	$14,456	$5,196
Trade name intangible	1,300	1,300	1,300	1,300
Total	$15,756	$8,294	$15,756	$6,496

During 2019, Park announced its 2020 rebranding initiative to operate all 12 banking divisions of PNB under one name. The NewDominion trade name intangible was initially recorded assuming an indefinite useful life. Considering Park's rebranding initiative, Park concluded that the trade name intangible represented a definite life asset, and impairment of $1.3 million was recorded during 2019.

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. Amortization expense for the core deposit intangibles was $1.8 million, $2.3 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following is a schedule of estimated amortization expense for each of the next five years:

(in thousands)	Total
2022	$1,487
2023	1,323
2024	1,215
2025	1,042
2026	887

8. Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $9.4 million and $31.7 million at December 31, 2021 and 2020, respectively. These amounts are included in "Loans" on the Consolidated Balance Sheets and in the residential real estate loan segments in Note 5 - Loans and Note 6 - Allowance for Credit Losses. The contractual balance was $9.2 million and $30.9 million at December 31, 2021 and 2020, respectively. The gain expected upon sale was $166,000 and $753,000 at December 31, 2021 and 2020, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of December 31, 2021 or 2020.

During 2020, Park transferred a non-performing loan held for investment, with a book balance of $4.4 million, to the loans held for sale portfolio, and subsequently completed the sale of this non-performing loan held for sale, recognizing no gain or loss on sale. No non-performing loans were held for sale or sold during 2021 or 2019.

9. Foreclosed and Repossessed Assets
Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amount of foreclosed properties held at December 31, 2021 and December 31, 2020 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	December 31, 2021	December 31, 2020
OREO:
Commercial real estate	$—	$625
Residential real estate	775	806
Total OREO	$775	$1,431

Loans in process of foreclosure:
Residential real estate	$1,148	$1,643

In addition to real estate, Park may also repossess different types of collateral. As of December 31, 2021 and December 31, 2020, Park had $3.3 million and $3.6 million in other repossessed assets which are included in "Other assets" on the Consolidated Balance Sheets. For both periods presented, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

10. Premises and Equipment
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2021	2020
Land	$21,992	$22,421
Buildings	97,128	97,351
Equipment, furniture and fixtures(1)	76,675	89,390
Leasehold improvements	6,436	6,381
Software(1)	24,698	N.A.
Total	$226,929	$215,543
Less accumulated depreciation	(137,921)	(126,883)
Premises and equipment, net	$89,008	$88,660
 (1) Prior to 2021, software was included within equipment, furniture and fixtures

Depreciation expense amounted to $13.3 million, $10.8 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Park records leased assets where Park acts as the lessor within "Other assets" on the Consolidated Balance Sheets. Equipment subject to lease agreements at December 31, 2021 and 2020 is summarized below:

December 31 (In thousands)	2021	2020
Equipment	$7,298	$8,561
Less accumulated depreciation	(4,860)	(4,665)
Leased assets, net	$2,438	$3,896

Depreciation expense on operating lease assets of $1.5 million, $1.8 million, and $1.3 million was recorded for the years ended December 31, 2021, 2020 and 2019, respectively.

11. Investments in Qualified Affordable Housing
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

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of December 31, 2021 and 2020.

(In thousands)	December 31, 2021	December 31, 2020
Affordable housing tax credit investments	$58,711	$56,024
Unfunded commitments	28,484	29,298

Commitments are funded when capital calls are made by the general partner of a limited partnership. Park expects that the commitments as of December 31, 2021 will be funded between 2022 and 2032.

During the years ended December 31, 2021, 2020 and 2019, Park recognized amortization expense of $7.3 million, $7.0 million and $6.9 million, respectively, which was included within the provision for income taxes. For the years ended December 31, 2021, 2020 and 2019, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $8.8 million, $8.7 million and $8.8 million, respectively.

12. Deposits
At December 31, 2021 and 2020, non-interest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2021	2020
Non-interest bearing	$3,066,419	$2,727,100
Interest bearing	4,838,109	4,845,258
Total	$7,904,528	$7,572,358

At December 31, 2021, the maturities of time deposits were as follows:

(In thousands)
2022	$450,374
2023	158,577
2024	40,819
2025	36,352
2026	25,405
After 5 years	133
Total	$711,660

At December 31, 2021 and 2020, respectively, Park had approximately $29.6 million and $20.2 million of deposits received from Park's executive officers, Park directors and related entities of Park directors.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2021 and 2020 were $65.8 million and $77.2 million, respectively.

13. Repurchase Agreement Borrowings
Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in "Short-term borrowings" on the Consolidated Balance Sheets.

All repurchase agreements are subject to the terms and conditions of repurchase/security agreements between Park and the client and are accounted for as secured borrowings. Park's repurchase agreements consisted of customer accounts and securities which are pledged on an individual security basis.

At December 31, 2021 and December 31, 2020, Park's repurchase agreement borrowings totaled $213.8 million and $317.2 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $334.9 million and $366.0 million at December 31, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of December 31, 2021 and December 31, 2020, Park had $1,225 million and $438.6 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreement borrowings by remaining contractual maturity and collateral pledged at December 31, 2021 and December 31, 2020:

	December 31, 2021
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$213,786	$—	$—	$—	$213,786

	December 31, 2020
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$317,230	$—	$—	$—	$317,230

See Note 14 - Short-Term Borrowings for additional information related to repurchase agreements.

14. Short-Term Borrowings
Short-term borrowings were as follows:

December 31 (In thousands)	2021	2020
Securities sold under agreements to repurchase	$213,786	$317,230
FHLB advances	25,000	25,000
Total short-term borrowings	$238,786	$342,230

The outstanding balances for all short-term borrowings as of December 31, 2021 and 2020 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

(In thousands)	Repurchase agreements	FHLB Advances
2021
Ending balance	$213,786	$25,000
Highest month-end balance	297,118	25,000
Average daily balance	261,967	25,025
Weighted-average interest rate:
As of year-end	0.03%	0.23%
Paid during the year (1)	0.04%	0.23%
2020
Ending balance	$317,230	$25,000
Highest month-end balance	317,230	25,000
Average daily balance	250,266	26,751
Weighted-average interest rate:
As of year-end	0.03%	0.26%
Paid during the year (1)	0.19%	0.80%
(1) Interest rate swaps with notional amounts totaling $25.0 million at both December 31, 2021 and December 31, 2020 were designated as cash flow hedges of certain FHLB advances. Including interest expense related to the swaps, the weighted average interest rate paid during the year on FHLB advances was 2.69% and 2.38% for 2021 and 2020, respectively.

During 2020 and 2021, outstanding FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2021 and December 31, 2020, $9.5 million and $13.9 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2021 and December 31, 2020, $1,749.3 million and $1,520.5 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB. See Note 13 - Repurchase Agreement Borrowings for information related to investment securities collateralizing repurchase agreements.

15. Long-Term Debt
Long-term debt is listed below:

December 31,	2021		2020
(In thousands)	Outstanding Balance	Interest Rate	Outstanding Balance	Interest Rate
Total U.S. Bank term note by year of maturity:
2022	$—	—%	32,500	1.84%
Total	$—	—%	32,500	1.84%

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

On June 20, 2019, Park issued a $50 million term note to U.S. Bank National Association. This term note had a maturity date of June 21, 2022 and accrued interest at a floating rate of one-month LIBOR plus 1.65%. On August 2, 2021, Park prepaid the outstanding balance of $27.5 million of the term note to U.S. Bank National Association.

16. Subordinated Notes
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

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate shall be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the holders of the Company’s senior indebtedness and of the Federal Reserve Board to the extent the approval of the Federal Reserve Board is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The issuance costs of the Subordinated Notes totaled $2.4 million, which is being amortized through the Subordinated Note call date. At December 31, 2021 and 2020, the Subordinated Notes, net of unamortized issuance costs, totaled $173.2 million and $172.8 million, and qualify as Tier 2 capital for Park under the Federal Reserve Board capital adequacy rules.

17. Derivatives
Park uses certain derivative financial instruments (or "derivatives") to meet the needs of Park's clients while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative financial instruments utilized by Park follows.

Interest Rate Swaps
Park utilizes interest rate swap agreements as part of Park's asset liability management strategy to help manage Park's interest rate risk position and as a means to meet the financing, interest rate and other risk management needs of qualifying commercial banking customers. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both December 31, 2021 and December 31, 2020 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $29.7 million and $33.3 million as of December 31, 2021 and December 31, 2020, respectively.

All of the Company's interest rate swaps were determined to be fully effective during the years ended December 31, 2021 and 2020. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021		December 31, 2020
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$29,651	$25,000	$33,310
Weighted average pay rates	2.595%	4.668%	2.595%	4.695%
Weighted average receive rates	0.124%	4.668%	0.218%	4.695%
Weighted average maturity (years)	0.5	8.2	1.5	9.3
Unrealized losses	$262	$—	$885	$—

Interest expense recorded on swap transactions was $614,000, $423,000 and $42,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Interest Rate Swaps

The following table presents the net gains (losses), net of income taxes, recorded in OCI and the Consolidated Statements of Income related to interest rate swaps for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$492	$—	$—

	Year ended December 31, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(244)	$—	$—

	Year ended December 31, 2019
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate contracts	$(454)	$—	$—

The following table reflects the interest rate swaps included in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

(In thousands)	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	29,651	1,952	33,310	3,934
Matched interest rate swaps with counterparty	—	—	—	—
Total included in other assets	$29,651	$1,952	$33,310	$3,934

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(262)	$25,000	$(885)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—	—	—
Matched interest rate swaps with counterparty	29,651	(1,952)	33,310	(3,934)
Total included in other liabilities	$54,651	$(2,214)	$58,310	$(4,819)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. In order to hedge the change in interest rates resulting from the Company's commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designated in hedge relationships. The fair value of the interest rate locks is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the Consolidated Statements of Income.

At December 31, 2021 and December 31, 2020, Park had $13.3 million and $58.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $0.3 million and $1.5 million at December 31, 2021 and December 31, 2020, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both December 31, 2021 and 2020, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

18. Share-Based Compensation
The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants (who could have been employees or non-employee directors) in the form of incentive stock options (for employees only), nonqualified stock options, SARs, restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan were to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2021, there were no common shares available to be issued under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2021, 450,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2021, 86,850 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

The 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP have replaced the provisions of the 2013 Incentive Plan with respect to the grant of future awards. As a result of the approval of the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, Park did not grant any additional awards under the 2013 Incentive Plan after April 24, 2017. Awards made under the 2013 Incentive Plan have either vested or expired.
During 2021, 2020 and 2019, Park granted 13,400, 13,450 and 13,500 common shares, respectively, to directors of Park and to directors of PNB (and its divisions) under the 2017 Non-Employee Directors LTIP. The common shares granted to directors were not subject to a vesting period and resulted in expense of $1.7 million, $1.3 million, and $1.3 million in 2021, 2020, and 2019, respectively, which is included in professional fees and services on the Consolidated Statements of Income.

During 2021, 2020 and 2019, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 61,890, 62,265 and 58,740 common shares, respectively, to certain employees of Park and its subsidiaries. Additionally, during 2019, Park granted awards of TBRSUs, under the 2017 Employees LTIP, covering an aggregate of 15,700 shares to Carolina Alliance Division employees. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the years ended December 31, 2021 and 2020 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2020	194,722
Granted	62,265
Vested	(44,379)
Forfeited	(3,101)
Adjustment for performance conditions of PBRSUs (1)	(5,399)
Nonvested at January 1, 2021	204,108
Granted	61,890
Vested	(48,106)
Forfeited	(3,522)
Adjustment for performance conditions of PBRSUs (1)	(2,551)
Nonvested at December 31, 2021 (2)	211,819
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of December 31, 2021, an aggregate of 206,827 PBRSUs and TBRSUs are expected to vest.

A summary of awards vested during the twelve months ended December 31, 2021 and 2020 follows:

	Twelve Months Ended December 31,
	2021	2020
PBRSU and TBRSU vested	48,106	44,379
Common shares withheld to satisfy employee income tax withholding obligations	18,436	14,038
Net common shares issued	29,670	30,341

Share-based compensation expense of $6.3 million, $6.0 million and $5.0 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively, related to PBRSU and TBRSU awards to employees. The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs currently outstanding:

(In thousands)
2022	$4,091
2023	2,658
2024	1,107
2025	178
Total	$8,034

19. Benefit Plans
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of Park National Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There was no pension contribution in 2021 or 2020 and there is no contribution expected to be made in 2022.

Using accrual measurement dates of December 31, 2021 and 2020, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2021	2020
Change in fair value of plan assets
Fair value at beginning of measurement period	$230,442	$210,623
Actual return on plan assets	48,138	27,800
Benefits paid	(15,107)	(7,981)
Fair value at end of measurement period	$263,473	$230,442
Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$184,410	$154,419
Service cost	9,916	8,319
Interest cost	5,359	5,283
Actuarial loss	(1,614)	24,370
Benefits paid	(15,107)	(7,981)
Projected benefit obligation at the end of measurement period	$182,964	$184,410
Funded status at end of year (fair value of plan assets less benefit obligation)	$80,509	$46,032

The decrease in the projected benefit obligation ("PBO") from $184.4 million as of December 31, 2020 to $183.0 million as of December 31, 2021, was largely the result of an increase in the discount rate from 3.00% to 3.23%. The decrease in the PBO was partially offset by changes due to mortality assumption updates and demographic losses driven by salary increases greater than assumed.

The asset allocation for the Pension Plan as of each measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset category	Target Allocation	2021	2020
Equity securities	50% - 100%	82%	84%
Fixed income and cash equivalents	remaining balance	18%	16%
Total		100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets used to measure the benefit obligation was 6.92% and 7.00% at December 31, 2021 and December 31, 2020, respectively. This return was based on the expected long-term return of each of the asset categories, weighted based on the median of the target allocation for each class.

The accumulated benefit obligation for the Pension Plan was $146.2 million and $149.5 million at December 31, 2021 and 2020, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2021 and 2020, the fair value of the 115,800 common shares held by the Pension Plan was $15.9 million, or $137.31 per share and $12.2 million, or $105.01 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Discount rate	3.23%	3.00%	3.53%
Rate of compensation increase
Under age 30	8.25%	8.25%	10.00%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	5.00%	5.00%	4.00%
Ages 50-54	4.25%	4.25%	3.00%
Ages 55-59	3.75%	3.75%	3.00%
Ages 60-64	3.50%	3.50%	3.00%
Ages 65 and over	3.25%	3.25%	3.00%

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below (in thousands):

2022	$12,775
2023	11,500
2024	12,102
2025	12,405
2026	12,360
2027-2031	61,702
Total	$122,844

The following table shows ending balances of accumulated other comprehensive loss at December 31, 2021 and 2020.

(In thousands)	2021	2020
Prior service credit	$137	$152
Net actuarial loss	(7,469)	(43,723)
Total	(7,332)	(43,571)
Deferred taxes	1,540	9,150
Accumulated other comprehensive loss	$(5,792)	$(34,421)

Using actuarial measurement dates of December 31 for 2021, 2020 and 2019, components of net periodic benefit income and other amounts recognized in other comprehensive income (loss) were as follows:

(In thousands)	2021	2020	2019	Affected Line Item in the Consolidated Statements of Income
Components of net periodic benefit income (loss) and other amounts recognized in other comprehensive income (loss)
Service cost	$(9,916)	$(8,319)	$(5,873)	Employee benefits
Interest cost	(5,359)	(5,283)	(5,491)	Other components of net periodic benefit income
Expected return on plan assets	15,731	14,410	12,105	Other components of net periodic benefit income
Recognized net actuarial loss and prior service credit	(2,220)	(1,175)	(1,882)	Other components of net periodic benefit income
Net periodic benefit loss	$(1,764)	$(367)	$(1,141)
Net actuarial gain (loss) and prior service credit	$34,019	$(10,981)	$1,913
Amortization of net loss	2,220	1,175	1,882
Total recognized in other comprehensive income (loss)	36,239	(9,806)	3,795
Total recognized in net benefit income (loss) and other comprehensive income (loss)	$34,475	$(10,173)	$2,654

The weighted average assumptions used to determine net periodic benefit loss for the years ended December 31, 2021, 2020 and 2019 are listed below:

	2021	2020	2019
Discount rate	3.00%	3.53%	4.60%
Rate of compensation increase
Under age 30	8.25%	10.00%	10.00%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	5.00%	4.00%	4.00%
Ages 50-54	4.25%	3.00%	3.00%
Ages 55-59	3.75%	3.00%	3.00%
Ages 60-64	3.50%	3.00%	3.00%
Ages 65 and over	3.25%	3.00%	3.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

U.S. GAAP defines fair value as the price that would be received by Park for an asset or paid by Park to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date, using the most advantageous market for the asset or liability. The fair values of equity securities, consisting of mutual fund investments and common stock held by the Pension Plan, are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). Additionally, due to their short-term nature, the fair value of interest bearing demand deposits is determined by reference to their face value (Level 1 inputs). Interest bearing time deposits, United States Government agency obligations and corporate bonds are valued by the trustee based on yields available on comparable securities of issuers with similar credit ratings as of the end of the year (Level 2 inputs). No investments were categorized as Level 3 inputs.

The fair value of the plan assets at December 31, 2021 and December 31, 2020, by asset class, is as follows.

	Fair Value Measurements		Fair Value Measurements
	at December 31, 2021, Using		at December 31, 2020, Using
(In thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Interest-bearing account	$3,222	$4,731	$2,785	$4,837
Mutual funds	60,987	—	54,461	—
U.S. Government agency obligations	—	15,254	—	5,530
Corporate bonds	—	16,815	—	24,986
Common stocks	162,464	—	137,843	—
	$226,673	$36,800	$195,089	$35,353

Salary Deferral Plan

The Corporation has a voluntary salary deferral plan (the Corporation's Employees Stock Ownership Plan) covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $4.3 million, $4.2 million, and $3.9 million for 2021, 2020 and 2019, respectively.

Supplemental Executive Retirement Plan

The Corporation has entered into Supplemental Executive Retirement Plan Agreements (the "SERP Agreements") with certain key officers of Park National Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal income tax law. The accrued benefit cost for the SERP Agreements totaled $13.4 million and $12.3 million for 2021 and 2020, respectively, and is recorded within "Other liabilities" on the Consolidated Balance Sheets . The expense for the Corporation was as follows:

(In thousands)	2021	2020	2019	Affected Line Item in the Consolidated Statements of Income
Service cost	$1,345	$1,680	$816	Employee benefits
Interest cost	510	403	484	Miscellaneous expense
Total SERP expense	$1,855	$2,083	$1,300

20. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (In thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$18,153	$19,512
Accumulated other comprehensive loss – Pension Plan	1,540	9,150
Accumulated other comprehensive loss – Unrealized losses on swaps	55	186
Deferred compensation	6,294	3,887
OREO valuation adjustments	909	1,012
Net deferred loan fees	2,569	3,283
Deferred contract bonus	432	571
Nonvested equity-based compensation	2,694	2,567
Net operating loss ("NOL") carryforward	3,197	3,629
Fixed assets	249	—
Operating lease liability	3,111	3,561
Partnership adjustments	69	—
Other	1,854	1,424
Total deferred tax assets	$41,126	$48,782
Deferred tax liabilities:
Accumulated other comprehensive loss - Unrealized gains on securities	$5,623	$10,507
Fixed assets	—	3,360
Deferred investment income	6,363	6,637
Pension Plan	19,182	20,407
MSRs	3,333	2,781
Partnership adjustments	—	204
Purchase accounting adjustments	880	604
Operating lease right-of-use asset	2,917	3,343
Lessor adjustments	2,764	3,433
Other	514	398
Total deferred tax liabilities	$41,576	$51,674
Net deferred tax liability	$(450)	$(2,892)

As of December 31, 2021 and 2020, Park had a net deferred tax asset balance related to federal NOL carryforwards of approximately $2.8 million and $3.1 million, respectively, which expire at various dates from 2031-2039. Park also had a net deferred tax asset balance related to state NOL carryforwards of approximately $0.4 million and $0.5 million at December 31, 2021 and 2020, respectively, which expire at various dates from 2030-2039.

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP.  Management determined that it was not required to establish a valuation allowance against the December 31, 2021 or 2020 deferred tax assets in accordance with U.S. GAAP since it was more likely than not that the deferred tax asset will be fully utilized in future periods.

The components of the provision for federal income taxes are shown below:

December 31, (In thousands)	2021	2020	2019
Currently payable
Federal	$28,726	$22,769	$14,797
State	1,382	1,432	1,191
Amortization of qualified affordable housing projects	7,313	7,046	6,927

Deferred
Federal	(3,006)	(4,812)	(815)
State	(125)	287	(29)

Total	$34,290	$26,722	$22,071

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Changes in rates resulting from:
Tax exempt interest income, net of disallowed interest	(1.2)%	(1.5)%	(2.0)%
Bank owned life insurance	(0.5)%	(0.7)%	(0.8)%
Investments in qualified affordable housing projects, net of tax benefits	(0.8)%	(1.1)%	(1.5)%
KSOP dividend deduction	(0.5)%	(0.6)%	(0.6)%
Other	0.2%	0.2%	1.6%
Effective Tax Rate	18.2%	17.3%	17.7%

Park National Corporation and its subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on equity. The franchise tax expense is included in "State tax expense" on Park’s Consolidated Statements of Income. Park is also subject to state income tax in various states, including North Carolina and South Carolina. State income tax expense is included in “Income taxes” on Park’s Consolidated Statements of Income. Park’s state income tax expense was $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(In thousands)	2021	2020	2019
January 1 Balance	$633	$954	$1,226
Additions based on tax positions related to the current year	10	12	12
Additions for tax positions of prior years	—	—	2
Reductions for tax positions of prior years	—	—	(3)
Reductions due to statute of limitations	(304)	(333)	(283)
December 31 Balance	$339	$633	$954

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2021, 2020 and 2019 was $0.3 million, $0.6 million and $0.9 million, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the next year.

The income related to interest and penalties recorded on unrecognized tax benefits in the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 was $45,500, $35,000, and $7,500, respectively. The amount accrued for interest and penalties at December 31, 2021, 2020 and 2019 was $65,500, $111,000 and $146,000, respectively.

Park National Corporation and its subsidiaries are subject to U.S. federal income tax and income tax in various state jurisdictions. The Corporation is subject to routine audits of tax returns by the Internal Revenue Service and states in which we conduct business. No material adjustments have been made on closed federal and state tax audits. Generally, all tax years ended prior to December 31, 2018 are closed to examination by federal and state taxing authorities.

21. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) components, net of income tax, are shown in the following table for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	Changes in Pension Plan assets and benefit obligations	Unrealized gains (losses) on AFS debt securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at January 1, 2021	$(34,421)	$40,690	$(698)	$5,571
Other comprehensive income (loss) before reclassifications	26,875	(19,537)	492	$7,830
Amounts reclassified from accumulated other comprehensive loss	1,754	—	—	$1,754
Net current period other comprehensive income (loss) income	$28,629	$(19,537)	$492	$9,584
Ending balance at December 31, 2021	$(5,792)	$21,153	$(206)	$15,155

Beginning balance at January 1, 2020	$(26,674)	$17,539	$(454)	$(9,589)
Other comprehensive (loss) income before reclassifications	(8,675)	25,747	(244)	$16,828
Amounts reclassified from accumulated other comprehensive loss (income)	928	(2,596)	—	$(1,668)
Net current period other comprehensive (loss) income	$(7,747)	$23,151	$(244)	$15,160
Ending balance at December 31, 2020	$(34,421)	$40,690	$(698)	$5,571

Beginning balance at January 1, 2019	$(29,672)	$(20,116)	$—	$(49,788)
Other comprehensive income (loss) before reclassifications (1)	1,511	37,322	(454)	$38,379
Amounts reclassified from accumulated other comprehensive loss	1,487	333	—	$1,820
Net current period other comprehensive income (loss)	$2,998	$37,655	$(454)	$40,199
Ending balance at December 31, 2019	$(26,674)	$17,539	$(454)	$(9,589)
(1) During the year ended December 31, 2019, Park transferred HTM securities with a fair value of $373.9 million to AFS classification. The transfer occurred at fair value and had a related unrealized gain of $24.2 million ($19.1 million net of taxes), recorded in other comprehensive income.

The following table provides information concerning amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
(In thousands)	2021	2020	2019
Amortization of defined benefit pension items
Amortization of net loss	$2,220	$1,175	$1,882	Employee benefits
Income before income taxes	2,220	1,175	1,882	Income before income taxes
Income taxes	466	247	395	Income taxes
Net of income tax	$1,754	$928	$1,487	Net income

Unrealized gains & losses on AFS debt securities
(Gain) loss on the sale of debt securities	$—	$(3,286)	$421	Net gain (loss) on the sale of debt securities
(Income) loss before income taxes	—	(3,286)	421	Income before income taxes
Income tax (benefit) expense	—	(690)	88	Income taxes
Net of income (benefit) tax	$—	$(2,596)	$333	Net income
22. Earnings Per Common Share
U.S. GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of PBRSUs and TBRSUs.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31 (In thousands, except share data)	2021	2020	2019
Numerator:
Net income	$153,945	$127,923	$102,700
Denominator:
Weighted-average common shares outstanding	16,291,016	16,302,825	16,234,342
Effect of dilutive PBRSUs and TBRSUs	134,190	104,677	95,114
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,425,206	16,407,502	16,329,456
Earnings per common share:
Basic earnings per common share	$9.45	$7.85	$6.33
Diluted earnings per common share	$9.37	$7.80	$6.29

Park awarded 61,890, 62,265 and 58,740 PBRSUs to certain employees during the years ended December 31, 2021, 2020 and 2019, respectively. Park awarded 15,700 TBRSUs to Carolina Alliance Division employees during the year ended December 31, 2019.

On April 1, 2019, Park issued 1,037,205 common shares to complete its acquisition of Carolina Alliance.

During the years ended December 31, 2021, 2020 and 2019, Park repurchased 75,000, 76,000 and 86,650 common shares, respectively, to fund the PBRSUs, TBRSUs and common shares awarded to directors of Park and to directors of PNB (and its divisions) and repurchased 62,659 and 334,603 common shares during the years ended December 31, 2021 and 2019, respectively, pursuant to Park's previously announced stock repurchase authorizations. There were no common shares repurchased during the year ended December 31, 2020 pursuant to Park's previously announced stock repurchase authorizations.

23. Dividend Restrictions
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2021, approximately $116.8 million of the total shareholders’ equity of PNB was available for the payment of dividends to Park National Corporation, without approval by the applicable regulatory authorities.

24. Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (In thousands)	2021	2020
Loan commitments	$1,364,224	$1,372,182
Standby letters of credit	18,216	17,015

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

Although the Corporation has a diversified loan portfolio, a substantial portion of the borrowers’ ability to honor their contracts is dependent upon the economic conditions of the borrowers' respective geographic locations and industries.

25. Loan Servicing
Park serviced sold mortgage loans of $2,132 million at December 31, 2021, compared to $1,972 million at December 31, 2020 and $1,447 million at December 31, 2019. At December 31, 2021, $3.3 million of the sold mortgage loans were sold with recourse compared to $1.7 million at December 31, 2020 and $2.3 million at December 31, 2019. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. As of December 31, 2021 and 2020, management had established a reserve of $57,000 and $30,000, respectively, to account for future loan repurchases.

When Park sells mortgage loans with servicing rights retained, servicing rights are initially recorded at fair value. Park selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income of the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within "Other service income" in the Consolidated Statements of Income.

Activity for MSRs and the related valuation allowance follows:

December 31 (In thousands)	2021	2020	2019
MSRs:
Carrying amount, net, beginning of year	$12,210	$10,070	$10,178
Additions	4,945	8,627	2,355
Amortization	(3,512)	(4,123)	(1,870)
Change in valuation allowance	1,621	(2,364)	(593)
Carrying amount, net, end of year	$15,264	$12,210	$10,070
Valuation allowance:
Beginning of year	$3,189	$825	$232
Change in valuation allowance	(1,621)	2,364	593
End of year	$1,568	$3,189	$825

The fair value of MSRs was $15.3 million and $12.2 million at December 31, 2021 and 2020, respectively. The fair value of MSRs at December 31, 2021 was established using a discount rate of 12% and constant prepayment speeds ranging from 11.10% to 27.90%. The fair value of MSRs at December 31, 2020 was established using a discount rate of 12% and constant prepayment speeds ranging from 13.20% to 27.54%.

Servicing fees included in other service income were $5.3 million, $4.1 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

26. Leases
Park is a lessee in several noncancellable operating lease arrangements, primarily for retail branches, administrative and warehouse buildings, ATMs, and certain office equipment within its Ohio, Kentucky, North Carolina, South Carolina,markets. Certain of these leases contain renewal options for periods ranging from one year to five years. Park’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments plus, for many of Park’s real estate leases, variable payments such as Park's proportionate share of property taxes, insurance, and common area maintenance.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At December 31, 2021 and 2020, all of Park's leases were classified as operating leases.

Park’s lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments related to the lease liability include how management determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

•ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that interest rate cannot be readily determined, its incremental borrowing rate.Generally, management cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, Park utilizes its incremental borrowing rate as the discount rate for leases. Park’s incremental borrowing rate for a lease is the rate of interest Park would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To manage its capital and liquidity needs, Park periodically obtains wholesale funding from the FHLB on an over-collateralized basis. The impact of utilizing an interest rate on an over-collateralized borrowing versus a fully collateralized borrowing is not material. Therefore, the FHLB yield curve was selected by management as a baseline to determine Park’s discount rates for leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at December 31, 2021 were $13.4 million and $14.3 million, respectively. At December 31, 2020, the carrying amounts of Park's ROU assets and lease liability were $15.1 million and $16.1 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Statements of Income.

Other information related to operating leases for the years ended December 31, 2021, 2020 and 2019 follows:

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Lease cost
Operating lease cost	$2,827	$3,463	$3,165
Sublease income	(253)	(352)	(383)
Total lease cost	$2,574	$3,111	$2,782

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,199	$3,553	$3,192
ROU assets obtained in exchange for new operating lease liabilities	1,190	7,821	505
Reductions to ROU assets resulting from reductions to lease obligations	$(2,865)	$(3,084)	$(2,855)

Park's operating leases had a weighted average remaining term of 6.8 years and 7.2 years at December 31, 2021 and 2020, respectively. At both December 31, 2021 and 2020, the weighted average discount rate of Park's operating leases was 2.3%.

Undiscounted cash flows included in lease liabilities at December 31, 2021 have expected contractual payments as follows:

(in thousands)	December 31, 2021
2022	$3,108
2023	2,978
2024	1,880
2025	1,540
2026	1,452
Thereafter	4,496
Total undiscounted minimum lease payments	$15,454
Less: imputed interest	(1,115)
Total lease liabilities	$14,339

In September 2021, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 12 years, with two five-year renewal options. The lease commences on July 1, 2022, and therefore, is not recognized as of December 31, 2021. The fixed payments due on an undiscounted basis over the noncancellable 12-year period of the lease are $3.5 million. The Company will assess the lease term at the lease commencement date, but does not presently expect that either of the five-year renewal periods will be exercised.

In December 2021, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 10 years, with two five-year renewal options. The lease is expected to commence sometime during June 2022 and September 2022, and therefore, is not recognized as of December 31, 2021. The fixed payments due on an undiscounted basis over the noncancellable 10-year period of the lease are $3.5 million. The Company will assess the lease term at the lease commencement date, but does not presently expect that either of the five-year renewal periods will be exercised.

27. Fair Value
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$389,591	$—	$389,591
U.S. Government sponsored entities’ asset-backed securities	—	854,463	—	854,463
Collateralized loan obligations	—	498,674	—	498,674
Corporate debt securities	—	11,412	—	11,412
Equity securities	1,630	—	499	2,129
Mortgage loans held for sale	—	9,387	—	9,387
Mortgage IRLCs	—	333	—	333
Loan interest rate swaps	—	1,952	—	1,952

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	262	—	262
Loan interest rate swaps	—	1,952	—	1,952

Fair Value Measurements at December 31, 2020 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$305,218	$—	$305,218
U.S. Government sponsored entities’ asset-backed securities	—	752,109	—	752,109
Corporate debt securities	—	2,014	—	2,014
Equity securities	2,026	—	485	2,511
Mortgage loans held for sale	—	31,666	—	31,666
Mortgage IRLCs	—	1,545	—	1,545
Loan interest rate swaps	—	3,934	—	3,934

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	885	—	885
Loan interest rate swaps	—	3,934	—	3,934

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

Fair value swap: The fair value of the swap agreement entered into with the purchaser of the Visa Class B shares represents an internally developed estimate of the exposure based upon probability-weighted potential Visa litigation losses and are classified as Level 3..

Mortgage Interest Rate Lock Commitments: Mortgage IRLCs are based on current secondary market pricing and are classified as Level 2.

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using market prices for similar product types and, therefore, are classified in Level 2.

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2021 and 2020, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(In thousands)	Equity Securities	Fair Value Swap
Balance at January 1, 2021	$485	$(226)
Total Gains
Included in other income	14	—
Balance at December 31, 2021	$499	$(226)

Balance at January 1, 2020	$456	$(226)
Total Gains
Included in other income	29	—
Balance at December 31, 2020	$485	$(226)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis as described below:

Individually evaluated collateral dependent loans: When a loan is individually evaluated, it is valued at the lower of cost or fair value. Collateral dependent loans which are individually evaluated and carried at fair value have been partially charged off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, updated independent valuations are obtained annually for all collateral dependent loans in accordance with Company policy.

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

Appraisals for both individually evaluated collateral dependent loans and OREO are performed by licensed appraisers. Appraisals are generally obtained to support the fair value of collateral. In general, there are three types of appraisals received by the Company: real estate appraisals, income approach appraisals, and lot development loan appraisals. These are discussed below:

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. As of December 31, 2021 and 2020, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of December 31, 2021 and 2020, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at December 31, 2021 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$831	$831
Residential real estate	—	—	272	272
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$1,103	$1,103

MSRs	$—	$13,482	$—	$13,482

OREO recorded at fair value:
Residential real estate	—	—	775	775
Total OREO recorded at fair value	$—	$—	$775	$775

Other repossessed assets	$—	$—	$2,750	$2,750

Fair Value Measurements at December 31, 2020 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$6,749	$6,749
Residential real estate	—	—	175	175
Total impaired loans recorded at fair value	$—	$—	$6,924	$6,924

MSRs	$—	$12,179	$—	$12,179

OREO recorded at fair value:
Residential real estate	—	—	735	735
Total OREO recorded at fair value	$—	$—	$735	$735

Other repossessed assets	$—	$—	$3,164	$3,164

The table below provides additional detail on those individually evaluated loans which are recorded at fair value as well as the remaining individually evaluated loan portfolio not included above. The remaining individually evaluated loans consist of 1) loans which are not collateral dependent, 2) loans which are not secured by real estate, and 3) loans carried at cost as the fair value of the underlying collateral or the present value of expected future cash flows on each of the loans exceeded the book value for each respective credit.

	December 31, 2021
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$1,291	$240	$188	$1,103
Remaining individually evaluated loans	73,211	384	1,428	71,783
Total individually evaluated loans	$74,502	$624	$1,616	$72,886

	December 31, 2020
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$8,256	$269	$1,332	$6,924
Remaining impaired loans	100,199	386	4,102	96,097
Total impaired loans	$108,455	$655	$5,434	$103,021

The income (expense) from credit adjustments related to individually evaluated/impaired loans carried at fair value for the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $(4.7) million, and $(0.2) million, respectively.

MSRs totaled $15.3 million at December 31, 2021. Of this $15.3 million MSR carrying balance, $13.5 million was recorded at fair value and included a valuation allowance of $1.6 million. The remaining $1.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2021. At December 31, 2020, MSRs totaled $12.2 million. Of this $12.2 million MSR carrying balance, $12.2 million was recorded at fair value and included a valuation allowance of $3.2 million. The remaining $31,000 was recorded at cost, as the fair value exceeded cost at December 31, 2020. The income (expense) related to MSRs carried at fair value for the years ended December 31, 2021, 2020 and 2019 was $1.6 million, $(2.4) million and $(0.6) million, respectively.

Total OREO held by Park at December 31, 2021 and 2020 was $0.8 million and $1.4 million, respectively. Approximately 100% and 51% of OREO held by Park at December 31, 2021 and 2020, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2021 and 2020, OREO held at fair value, less estimated selling costs, amounted to $0.8 million and $0.7 million, respectively. The net (expense) income related to OREO fair value adjustments was $(32,000), $0.1 million and $(0.2) million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other repossessed assets totaled $3.3 million at December 31, 2021, of which $2.8 million were recorded at fair value. Other repossessed asset totaled $3.6 million at December 31, 2020, of which $3.2 million were recorded at fair value. The net expense related to fair value adjustments on other repossessed assets was $414,000 and $435,000 for the years ended December 31, 2021 and 2020, respectively. There was no expense related to fair value adjustments on other repossessed assets for the year ended December 31, 2019.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021 and December 31, 2020:

December 31, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$831	Sales comparison approach	Adj to comparables	0.0% - 232.0% (28.3%)

Residential real estate	$272	Sales comparison approach	Adj to comparables	0.5% - 78.6% (11.6%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:
Residential real estate	$775	Sales comparison approach	Adj to comparables	5.0% - 32.5% (19.1%)

December 31, 2020
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$6,749	Sales comparison approach	Adj to comparables	0.0% - 139.0% (11.8%)
		Income approach	Capitalization rate	9.3% - 20.0% (10.3%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)
		Cost approach	Accumulated depreciation	2.6% (2.6%)

Residential real estate	$175	Sales comparison approach	Adj to comparables	2.0% - 47.8% (11.9%)

Other real estate owned:
Residential real estate	$735	Sales comparison approach	Adj to comparables	7.8% - 9.9% (8.9%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

As of December 31, 2021 and December 31, 2020, Park had Partnerships Investments with a NAV of $18.0 million and $15.4 million, respectively. As of December 31, 2021 and December 31, 2020, Park had $8.4 million and $6.2 million in unfunded commitments related to these Partnership Investments. For the years ended December 31, 2021, 2020 and 2019, Park recognized income of $4.5 million, $2.4 million and $4.8 million, respectively, related to these Partnership Investments.

The fair value of financial instruments at December 31, 2021 and December 31, 2020, was as follows:

	December 31, 2021
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$219,180	$219,180	$—	$—	$219,180
Investment securities (1)	1,754,140	—	1,754,140	—	1,754,140
Other investment securities (2)	2,129	1,630	—	499	2,129

Mortgage loans held for sale	9,387	—	9,387	—	9,387
Mortgage IRLCs	333	—	333	—	333
Individually evaluated loans carried at fair value	1,103	—	—	1,103	1,103
Other loans, net	6,777,102	—	—	6,783,848	6,783,848
Loans receivable, net	$6,787,925	$—	$9,720	$6,784,951	$6,794,671

Financial liabilities:
Time deposits	$711,660	$—	$714,307	$—	$714,307
Other	1,465	1,465	—	—	1,465
Deposits (excluding demand deposits)	$713,125	$1,465	$714,307	$—	$715,772

Short-term borrowings	$238,786	$—	$238,786	$—	$238,786
Subordinated notes	188,210	—	207,912	—	207,912

Derivative financial instruments - assets:
Loan interest rate swaps	1,952	—	1,952	—	1,952

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	262	—	262	—	262
Loan interest rate swaps	1,952	—	1,952	—	1,952
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

28. Capital Ratios
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

Each of PNB and Park met all of the well-capitalized ratio guidelines applicable to it at December 31, 2021. The following table indicates the capital ratios for PNB and Park at December 31, 2021 and 2020.

	As of December 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.58%	11.05%	11.05%	12.56%
Park	9.77%	12.57%	12.37%	16.05%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2020
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.59%	10.66%	10.66%	12.16%
Park	9.63%	11.92%	11.72%	15.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

The following table reflects various measures of capital for Park and PNB:

			To Be Adequately Capitalized		To Be Well-Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021
Total Risk-Based Capital (to risk-weighted assets)
PNB	$937,438	12.56%	$597,094	8.00%	$746,368	10.00%
Park	1,202,225	16.05%	599,102	8.00%	748,878	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$825,045	11.05%	$447,821	6.00%	$597,094	8.00%
Park	941,536	12.57%	449,327	6.00%	449,327	6.00%
Leverage Ratio (to average total assets)
PNB	$825,045	8.58%	$384,582	4.00%	$480,728	5.00%
Park	941,536	9.77%	385,313	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	$825,045	11.05%	$335,866	4.50%	$485,139	6.50%
Park	926,536	12.37%	336,995	4.50%	N/A	N/A

At December 31, 2020
Total Risk-Based Capital (to risk-weighted assets)
PNB	$891,585	12.16%	$586,764	8.00%	$733,455	10.00%
Park	1,137,305	15.43%	589,619	8.00%	737,023	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$782,148	10.66%	$440,073	6.00%	$586,764	8.00%
Park	878,740	11.92%	442,214	6.00%	442,214	6.00%
Leverage Ratio (to average total assets)
PNB	$782,148	8.59%	$364,079	4.00%	$455,098	5.00%
Park	878,740	9.63%	365,143	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	782,148	10.66%	330,055	4.50%	476,746	6.50%
Park	863,740	11.72%	331,661	4.50%	N/A	N/A

29. Segment Information
The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segment for the Corporation is its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio). "All Other", which primarily consists of Park as the "Parent Company", SEPH and GFSC, is shown to reconcile the segment totals to the Consolidated Statements of Income.

U.S. GAAP requires management to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has one reportable segment as: (i) discrete financial information is available for this reportable segment and (ii) this segment is aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision-maker.

Operating results for the year ended December 31, 2021 (In thousands)
	PNB	All Other	Total
Net interest income	$328,398	$1,495	$329,893
Recovery of credit losses	(8,554)	(3,362)	(11,916)
Other income	126,802	3,142	129,944
Other expense	266,678	16,840	283,518
Income before income taxes	197,076	(8,841)	188,235
Income tax expense (benefit)	37,615	(3,325)	34,290
Net income (loss)	$159,461	$(5,516)	$153,945
Balances at December 31, 2021
Assets	$9,538,217	$22,037	$9,560,254
Loans	6,868,935	2,187	6,871,122
Deposits	8,157,720	(253,192)	7,904,528

Operating results for the year ended December 31, 2020 (In thousands)
	PNB	All Other	Total
Net interest income	$326,375	$1,255	$327,630
Provision for (recovery of) credit losses	30,813	(18,759)	12,054
Other income	124,231	1,433	125,664
Other expense	268,938	17,657	286,595
Income before income taxes	150,855	3,790	154,645
Income tax expense (benefit)	27,125	(403)	26,722
Net income	$123,730	$4,193	$127,923
Balances at December 31, 2020
Assets	$9,236,915	$42,106	$9,279,021
Loans	7,165,840	11,945	7,177,785
Deposits	7,820,983	(248,625)	7,572,358

Operating results for the year ended December 31, 2019 (In thousands)
	PNB	All Other	Total
Net interest income	$293,130	$4,607	$297,737
Provision for (recovery of) credit losses	8,356	(2,185)	6,171
Other income	92,392	4,801	97,193
Other expense	237,433	26,555	263,988
Income (loss) before income taxes	139,733	(14,962)	124,771
Income tax expense (benefit)	26,133	(4,062)	22,071
Net income (loss)	$113,600	$(10,900)	$102,700
Balances at December 31, 2019
Assets	$8,521,537	$36,840	$8,558,377
Loans	6,481,644	19,760	6,501,404
Deposits	7,125,111	(72,499)	7,052,612

The operating results in the "All Other" column are used to reconcile the segment totals to the Consolidated Statements of Income. The reconciling amounts for consolidated total assets, loans and deposits consist of the elimination of intersegment borrowings, intersegment loans, intersegment deposits, and the assets of the Parent Company, SEPH and GFSC which were not eliminated.

The following is a reconciliation of financial information for the reportable segments to the Corporation’s consolidated totals:

	2021
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$328,398	$13,265	$253,413	$37,615	$9,538,217	$8,157,720
Elimination of intersegment items	1,250	—	—	—	(1,413)	(254,060)
All other totals - not eliminated	245	2	16,838	(3,325)	23,450	868
Totals	$329,893	$13,267	$270,251	$34,290	$9,560,254	$7,904,528

	2020
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$326,375	$10,803	$258,135	$27,125	$9,236,915	$7,820,983
Elimination of intersegment items	1,250	—	—	—	(1,028)	(250,965)
All other totals - not eliminated	5	11	17,646	(403)	43,134	2,340
Totals	$327,630	$10,814	$275,781	$26,722	$9,279,021	$7,572,358

	2019
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$293,130	$9,089	$228,344	$26,133	$8,521,537	$7,125,111
Elimination of intersegment items	1,250	—	—	—	(18,910)	(76,418)
All other totals - not eliminated	3,357	23	26,532	(4,062)	55,750	3,919
Totals	$297,737	$9,112	$254,876	$22,071	$8,558,377	$7,052,612

30. Parent Company Statements
The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below. Investments in subsidiaries are accounted for using the equity method of accounting.

Cash represents non-interest bearing deposits with PNB. Net cash provided by operating activities reflects cash payments (received from subsidiaries) partially offset by cash payments to government entities for income taxes of $4.3 million, $5.6 million and $5.3 million in 2021, 2020 and 2019, respectively.

Condensed Balance Sheets
December 31, 2021 and 2020
(In thousands)	2021	2020
Assets:
Cash	$243,531	$248,814
Investment in subsidiaries	1,020,556	969,054
Debentures receivable from PNB	25,000	25,000
Other receivables from subsidiaries	—	1,823
Other investments	3,327	5,375
Other assets	16,909	23,333
Total assets	$1,309,323	$1,273,399
Liabilities:
Long-term debt	$—	$32,500
Subordinated notes	188,210	187,774
Other payables to subsidiaries	—	132
Other liabilities	10,354	12,737
Total liabilities	$198,564	$233,143
Total shareholders’ equity	$1,110,759	$1,040,256
Total liabilities and shareholders’ equity	$1,309,323	$1,273,399

Condensed Statements of Income
for the years ended December 31, 2021, 2020 and 2019
(In thousands)	2021	2020	2019
Income:
Dividends from subsidiaries	$115,500	$97,000	$97,500
Interest and dividends	1,250	1,250	1,250
Other	2,016	98	4,634
Total income	118,766	98,348	103,384
Expense:
Interest expense	8,887	4,311	1,950
Other, net	10,707	12,234	19,804
Total expense	19,594	16,545	21,754
Income before income taxes and equity in undistributed income of subsidiaries	$99,172	$81,803	$81,630
Income tax benefit	4,897	4,390	4,242
Income before equity in undistributed income of subsidiaries	104,069	86,193	85,872
Equity in undistributed income of subsidiaries	49,876	41,730	16,828
Net income	$153,945	$127,923	$102,700
Other comprehensive income (1)	9,584	15,160	40,199
Comprehensive income	$163,529	$143,083	$142,899
(1) See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows
for the years ended December 31, 2021, 2020 and 2019
(In thousands)	2021	2020	2019
Operating activities:
Net income	$153,945	$127,923	$102,700
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(49,876)	(41,730)	(16,828)
Compensation expense for issuance of treasury shares to directors	1,676	1,274	1,325
Share-based compensation expense	6,345	5,998	4,999
(Loss) gain on equity securities, net	(1,218)	245	(4,204)
Decrease (increase) in other assets	8,249	6,632	(8,544)
(Decrease) increase in other liabilities	(2,407)	(6,325)	10,006
Net cash provided by operating activities	116,714	94,017	89,454
Investing activities:
Proceeds from sales of securities	934	—	—
Outlays for business acquisitions	—	—	(28,630)
Other, net	2,332	(2,621)	5,723
Net cash provided by (used in) investing activities	3,266	(2,621)	(22,907)
Financing activities:
Cash dividends paid	(74,306)	(70,353)	(69,113)
Proceeds from issuance of long-term debt	—	172,620	50,000
Repayment of long-term debt	(32,500)	(10,000)	(7,500)
Repurchase of treasury shares	(16,048)	(7,507)	(40,535)
Cash payment for fractional shares	(6)	(3)	(3)
Value of common shares withheld to pay employee income taxes	(2,403)	(1,002)	(827)
Net cash (used in) provided by financing activities	(125,263)	83,755	(67,978)
(Decrease) increase in cash	(5,283)	175,151	(1,431)

Cash at beginning of year	248,814	73,663	75,094
Cash at end of year	$243,531	$248,814	$73,663

31. Revenue from Contracts with Customers
All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the years ended December 31, 2021, 2020, and 2019

	Year ended December 31, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$10,264	$—	$10,264
Employee benefit and retirement-related accounts	9,705	—	9,705
Investment management and investment advisory agency accounts	12,620	—	12,620
Other	1,860	—	1,860
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	5,244	—	5,244
Demand deposit account (DDA) charges	3,074	—	3,074
Other	514	—	514
Other service income (1)
Credit card	2,559	4	2,563
HELOC	389	—	389
Installment	148	—	148
Real estate	24,907	—	24,907
Commercial	1,280	525	1,805
Debit card fee income	25,865	—	25,865
Bank owned life insurance income (2)	4,202	695	4,897
ATM fees	2,379	—	2,379
Loss on the sale of OREO, net	(4)	—	(4)
Gain on equity securities, net (2)	3,793	1,218	5,011
Other components of net periodic pension benefit income (2)	7,946	206	8,152
Miscellaneous (3)	10,057	494	10,551
Total other income	$126,802	$3,142	$129,944
(1) Of the $29.8 million of revenue included within "Other service income", approximately $5.3 million is within the scope of ASC 606, with the remaining $24.5 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $10.6 million, all of which are within the scope of ASC 606.

	Year ended December 31, 2020
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$8,761	$—	$8,761
Employee benefit and retirement-related accounts	7,921	—	7,921
Investment management and investment advisory agency accounts	10,652	—	10,652
Other	1,539	—	1,539
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	4,999	—	4,999
Demand deposit account (DDA) charges	2,920	—	2,920
Other	526	—	526
Other service income (1)
Credit card	2,108	4	2,112
HELOC	424	—	424
Installment	165	—	165
Real estate	32,827	62	32,889
Commercial	1,493	528	2,021
Debit card fee income	22,160	—	22,160
Bank owned life insurance income (2)	4,521	268	4,789
ATM fees	1,773	—	1,773
Gain on the sale of OREO, net	836	371	1,207
Net gain on sale of investment securities (2)	3,286	—	3,286
Gain (loss) on equity securities, net (2)	2,429	(247)	2,182
Other components of net periodic pension benefit income (2)	7,759	193	7,952
Miscellaneous (3)	7,132	254	7,386
Total other income	$124,231	$1,433	$125,664
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

	Year ended December 31, 2019
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$9,001	$—	$9,001
Employee benefit and retirement-related accounts	7,178	—	7,178
Investment management and investment advisory agency accounts	10,024	—	10,024
Other	1,565	—	1,565
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	7,073	—	7,073
Demand deposit account (DDA) charges	3,105	—	3,105
Other	657	—	657
Other service income (1)
Credit card	2,354	7	2,361
HELOC	403	4	407
Installment	256	(83)	173
Real estate	11,167	(9)	11,158
Commercial	1,259	142	1,401
Debit card fee income	20,250	—	20,250
Bank owned life insurance income (2)	4,168	389	4,557
ATM fees	1,828	—	1,828
Loss on the sale of OREO, net	(110)	(112)	(222)
Net loss on sale of investment securities (2)	(421)	—	(421)
Gain on equity securities, net (2)	913	4,205	5,118
Other components of net periodic pension benefit income (2)	4,587	145	4,732
Miscellaneous (3)	7,135	113	7,248
Total other income	$92,392	$4,801	$97,193
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

A description of Park's material revenue streams accounted for under ASC 606 follows:

Income from fiduciary activities (gross): Park earns fiduciary fee income and investment brokerage fees from Park's contracts with trust customers for various fiduciary and investment-related services. These fees are earned over time as the Company provides the contracted monthly and quarterly services and are generally assessed based on the market value of the trust assets.

Service charges on deposit accounts and ATM fees: The Corporation earns fees from the Corporation's deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are generally recognized at the end of the month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Other service income: Other service income includes income from (1) the sale and servicing of loans sold to the secondary market, (2) incentive income from third-party credit card issuers, and (3) loan customers for various loan-related activities and services. Income related to the sale and servicing of loans sold to the secondary market is included within Other service income, but is not within the scope of ASC 606. Services that fall within the scope of ASC 606 are recognized as revenue when the Company satisfies the Company's performance obligation to the customer.

Debit card fee income: Park earns interchange fees from debit cardholder transactions conducted primarily through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, net of card network fees, concurrently with the transaction processing services provided to the cardholder.

Gain or loss on sale of OREO, net: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of delivery of an executed deed. When Park finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform the buyer's obligation under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain is recorded upon the transfer of control of the property to the buyer. In determining the gain on the sale, the Corporation adjusts the transaction price and related gain on sale if a significant financing component is present.

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

ITEM 9B.OTHER INFORMATION.

No response required.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 25, 2022 (the “2022 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2022 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2022 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2022 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
No information is required to be disclosed in this Annual Report on Form 10-K under Item 405 of SEC Regulation S-K regarding delinquent reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to the 2021 fiscal year.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2022 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders held on April 26, 2021.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2022 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2022 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2022 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2022 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2022 Proxy Statement.
Equity Compensation Plan Information
    The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2022 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE

GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2022 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2022 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2022 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Balance Sheets at December 31, 2021 and 2020 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Notes to Consolidated Financial Statements -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
(2)     Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not             required under the related instructions or are inapplicable and have been omitted.

(3)     Exhibits.

The documents listed in the Index to Exhibits that immediately precedes the "Signatures" pages of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference, in each case as noted. Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)        The documents listed in the Index to Exhibits that immediately precedes the "Signatures" pages of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)         Financial Statement Schedules.

None.

ITEM 16.     FORM 10-K SUMMARY.

None.

Index to Exhibits

Exhibit No.    Description of Exhibit

2.1    Agreement and Plan of Merger and Reorganization by and among Park National Corporation, The Park National Bank and NewDominion Bank, dated as of January 22, 2018 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on January 26, 2018 (File No. 1-13006))*

2.2    Agreement and Plan of Merger and Reorganization by and between Park National Corporation and CAB Financial Corporation, dated as of September 12, 2018 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K dated and filed on September 14, 2018 (File No. 1-13006))*

3.1(a)    Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park's Form 8-B”)) P

3.1(b)    Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)) P

3.1(c)    Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)    Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park's June 30, 1997 Form 10-Q”))

3.1(e)    Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation's Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

3.1(f)    Certificate of Amendment by Directors to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing the adoption of an amendment by the Board of Directors of Park National Corporation to Article FOURTH of Park National Corporation's Articles of Incorporation to establish the express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 23, 2008 (File No. 1-13006))

3.1(g)    Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on April 18, 2011 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Article SIXTH of Park National Corporation's Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 19, 2011 (File No. 1-13006))

3.1(h)    Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

Exhibit No.    Description of Exhibit

3.2(a)    Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B) P

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

4.1(b)    First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, by and among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed on March 15, 2007 (File No. 1-13006) (“Park's March 15, 2007 Form 8-K”))

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

    Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, by and among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)    Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park's March 15, 2007 Form 8-K)

4.2(c)    Notice of Removal of Administrative Trustee and Appointment of Successor, dated February 21, 2013, delivered to Wilmington Trust Company by the continuing Administrative Trustees named therein, the successor Administrative Trustee named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(c) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-13006) ("Park's 2012 Form 10-K"))

Exhibit No.    Description of Exhibit

4.2(d)    Notice of Resignation of Administrative Trustee and Appointment of Successor, dated July 1, 2021, delivered to Wilmington Trust Company by the Resigning Administrative Trustee named therein, the Successor Administrative Trustee named therein, the continuing Current Administrative Trustees named therein and Park National Corporation (filed herewith)

4.3    Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

        Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, by and among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4    Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

4.5    Description of Capital Stock of Park National Corporation (filed herewith)

4.6(a)    Credit Agreement, dated as of May 18, 2016, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 23, 2016 (File No. 1-13006)). NOTE: Credit Agreement, as amended, was terminated on August 2, 2021.
4.6(b)    First Amendment to Credit Agreement, made and entered into as of June 15, 2017, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 16, 2017 (File No. 1-13006)). NOTE: Credit Agreement, as amended, was terminated on August 2, 2021.
4.6(c)    Second Amendment to Credit Agreement, made and entered into as of May 17, 2018, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 21, 2018 (File No. 1-13006)). NOTE: Credit Agreement, as amended, was terminated on August 2, 2021.
4.6(d)    Third Amendment to Credit Agreement, made and entered into as of June 22, 2018, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 1-13006)). NOTE: Credit Agreement, as amended, was terminated on August 2, 2021.
4.6(e)    Fourth Amendment to Credit Agreement, made and entered into as of June 30, 2019, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 26, 2019 (File No. 1-13006)("Park's June 26, 2019 Form 8-K")). NOTE: Credit Agreement, as amended, was terminated on August 2, 2021.
4.6 (f)    Fifth Amendment to Credit Agreement, made and entered into as of June 17, 2020, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 18, 2020 (File No. 1-13006). NOTE: Credit Agreement, as amended, was terminated on August 2, 2021.
4.6(g)    Revolving Note, dated June 20, 2019, in the principal amount of $15,000,000 and with a maturity date of June 20, 2021 (reflecting the defined Termination Date), issued by Park National Corporation to U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Park's June 26, 2019 Form 8-K). NOTE: Revolving Note expired, by its terms, on June 20, 2021.

Exhibit No.    Description of Exhibit
4.6(h)    Term Note, dated June 20, 2019, in the principal amount of $50,000,000 and with a maturity date of June 20, 2022 (reflecting the defined Term Loan Termination Date), issued by Park National Corporation to U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to Park's June 26, 2019 Form 8-K). NOTE: Term Note was paid in full on August 2, 2021.
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
10.1†    Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2†    Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, by and between The Park National Bank and David L. Trautman (incorporated by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on June 19, 2015 (File No. 1-13006) ("Park's June 19, 2015 Form 8-K"))

10.3†    Split-Dollar Agreement, made and entered into effective as of June 15, 2015, by and between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.3 to Park's June 19, 2015 Form 8-K)

10.4†    Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, by and between The Park National Bank, Park National Corporation and C. Daniel DeLawder (incorporated by reference to Exhibit 10.2(b) to Park's June 19, 2015 Form 8-K)

10.5†    Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, by and between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.5 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No.1-13006) ("Park's 2015 Form 10-K"))

10.6†    Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, by and between The Park National Bank and Brady T. Burt (incorporated by reference to Exhibit 10.4 to Park's June 19, 2015 Form 8-K)

10.7†    Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, by and between The Park National Bank and C. Daniel Delawder (incorporated herein by reference to Exhibit 10.7 to Park's 2015 Form 10-K)

10.8†    Amended and Restated Split-Dollar Agreement, made and entered into effective as of January 27, 2020, by and between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on January 27, 2020 (File No.1-13006)("Park's January 27, 2020 Form 8-K"))

10.9(a)†    Amended and Restated Split-Dollar Agreement, made and entered into effective as of August 4, 2015, by and between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.4(a) to Park's January 27, 2020 Form 8-K)

Exhibit No.    Description of Exhibit

10.9(b)†    First Amendment to the Amended and Restated Split-Dollar Agreement, made and entered into effective as of January 27, 2020, by and between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.4(b) to Park's January 27, 2020 Form 8-K)

10.10†    Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, by and between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1(a) to Park's June 19, 2015 Form 8-K)

10.11†    Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, by and between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.1(b) to Park's June 19, 2015 Form 8-K)

10.12(a)†    Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, by and between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1(c) to Park's June 19, 2015 Form 8-K)

10.12(b)†    Amendment to the Supplemental Executive Retirement Benefits Agreement, entered into December 3, 2019, effective as of October 1, 2019, by and between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on December 5, 2019 (File No.1-13006)("Park's December 5, 2019 Form 8-K"))

10.13†    Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, by and between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on February 19, 2008 (File No. 1-13006))

10.14(a)†    Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, by and between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.14(a) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 1-13006))

10.14(b)†    Amendment to the Amended and Restated Supplemental Executive Retirement Benefits Agreement, entered into December 3, 2019, effective as of October 1, 2019, by and between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park's December 5, 2019 Form 8-K)

10.15†    Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, by and between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.3 to Park's January 27, 2020 Form 8-K)

10.16†    Supplemental Executive Retirement Benefits Agreement, made and entered into effective as of January 27, 2020, by and between The Park National Bank and Matthew R. Miller (incorporated herein by reference to Exhibit 10.1 to Park's January 27, 2020 Form 8-K)

10.17†    Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.18(a)†    Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering certain Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

10.18(b)†    Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (incorporated herein by reference to Exhibit 10.18(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 1-3006))

10.19†    Park National Corporation 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 23, 2013 (File No. 1-13006))

Exhibit No.    Description of Exhibit
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
10.23†    Park National Corporation 2017 Long-Term Incentive Plan for Employees (incorporated herein by reference to Exhibit 10.1 to Park's April 26, 2017 Form 8-K)
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
10.26†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, made effective as of January 1, 2019, entered into with employees of Park National Corporation and of its subsidiaries with respect to performance-based restricted stock unit awards granted effective January 1, 2019 (incorporated herein by reference to Exhibit 10.3 to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 1-13006)("Park's March 31, 2020 Form 10-Q"))
10.27†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 1, 2020 and to be used to evidence such awards granted after January 1, 2020 (incorporated herein by reference to Exhibit 10.4 to Park's March 31, 2020 Form 10-Q)
10.28†    Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Certain Performance-Based Restricted Stock Unit Award Agreements, entered into as of June 30, 2021, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on July 9, 2021 (File No. 1-3006))
14    Code of Business Conduct and Ethics, as most recently approved by the Park National Corporation Board of Directors on April 23, 2021 (filed herewith)
21    Subsidiaries of Park National Corporation (filed herewith)

23    Consent of Independent Registered Public Accounting Firm (Crowe LLP) (filed herewith)

24    Power of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

Exhibit No.    Description of Exhibit

31.1    Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2    Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32    Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)

101    The following information from Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)**

104    Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
___________________

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

PARK NATIONAL CORPORATION

Date: February 24, 2022	By:	/s/ David L. Trautman
David L. Trautman,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2022.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chairman of the Board, Chief Executive Officer and Director
/s/ Matthew R. Miller Matthew R. Miller	President and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Kelly A. Herreman Kelly A. Herreman	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ Frederic M. Bertley, Ph.D.* Frederic M. Bertley, Ph.D.	Director
/s/ C. Daniel DeLawder* C. Daniel DeLawder	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Alicia J. Hupp* Alicia J. Hupp	Director
/s/ Jason N. Judd* Jason N. Judd	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director

Name	Capacity
/s/ D. Byrd Miller III* D. Byrd Miller III	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director
/s/ Mark R. Ramser* Mark R. Ramser	Director
/s/ Lee Zazworsky* Leon "Lee" Zazworsky	Director

__________________________

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to a Power of Attorney executed by the directors of the Registrant identified above, which Power of Attorney is filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ Matthew R. Miller
Matthew R. Miller
President
Attorney-in-Fact