Form 10-Q
period 2022-03-31
PARK NATIONAL CORP /OH/
filed 2022-05-03
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,249,306 Common Shares, no par value per share, outstanding at May 2, 2022.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Notes to Unaudited Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	LIBOR	London Inter-Bank Offered Rate
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
Allowance	Allowance for credit losses	NAV	Net asset value
AOCI	Accumulated other comprehensive (loss) income	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	OCI	Other comprehensive (loss) income
ASU	Accounting Standards Update	OREO	Other real estate owned
AUCL	Allowance for unfunded credit losses	OWS	One-way sell
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Park	Park National Corporation and its subsidiaries
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CECL	Current expected credit loss	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PPP	CARES Act Paycheck Protection Program
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GDP	Gross domestic product	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEC	U.S. Securities and Exchange Commission
HPI	Home price index	SEPH	SE Property Holdings, LLC
HTM	Held-to-maturity	TBRSUs	Time-based restricted stock units
IRLC	Interest rate lock commitment	TDRs	Troubled debt restructurings
LDA	Loss driver analysis	U.S. GAAP	United States Generally Accepted Accounting Principles
LGD	Loss given default	U.S.	United States

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$159,858	$144,507
Money market instruments	87,034	74,673
Cash and cash equivalents	246,892	219,180
Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,800,956 and $1,727,363 at March 31, 2022 and December 31, 2021, respectively, and no allowance for credit losses at March 31, 2022 and December 31, 2021)	1,757,147	1,754,140
Other investment securities	75,127	61,268
Total investment securities	1,832,274	1,815,408

Loans	6,821,606	6,871,122
Allowance for credit losses	(78,861)	(83,197)
Net loans	6,742,745	6,787,925

Bank owned life insurance	224,100	215,792
Prepaid assets	147,486	144,124
Goodwill	159,595	159,595
Other intangible assets	7,060	7,462
Premises and equipment, net	87,423	89,008
Affordable housing tax credit investments	56,731	58,711
OREO	760	775
Accrued interest receivable	23,054	23,413
Operating lease right-of-use asset	12,797	13,446
Mortgage loan servicing rights	15,704	15,264
Other	19,731	10,151
Total assets	$9,576,352	$9,560,254

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$3,055,614	$3,066,419
Interest bearing	4,940,704	4,838,109
Total deposits	7,996,318	7,904,528

Short-term borrowings	205,927	238,786
Subordinated notes	188,322	188,210
Unfunded commitments in affordable housing tax credit investments	21,232	28,484
Operating lease liability	13,568	14,339
Allowance for credit losses on off-balance sheet commitments	3,771	4,282
Accrued interest payable	1,147	3,116
Other	69,701	67,750
Total liabilities	$8,499,986	$8,449,495

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,106 shares issued at March 31, 2022 and 17,623,118 shares issued at December 31, 2021)	459,271	461,800
Retained earnings	797,033	776,294
Treasury shares (1,373,798 shares at March 31, 2022 and 1,403,555 shares at December 31, 2021)	(139,469)	(142,490)
Accumulated other comprehensive (loss) income, net of taxes	(40,469)	15,155
Total shareholders' equity	1,076,366	1,110,759
Total liabilities and shareholders’ equity	$9,576,352	$9,560,254

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:

Interest and fees on loans	$72,416	$78,737

Interest and dividends on:
Debt securities - taxable	6,130	4,256
Debt securities - tax-exempt	2,447	2,037
Other interest income	153	143
Total interest and dividend income	81,146	85,173

Interest expense:

Interest on deposits:
Demand and savings deposits	351	386
Time deposits	720	1,584

Interest on borrowings:
Short-term borrowings	244	183
Long-term debt	2,145	2,286

Total interest expense	3,460	4,439

Net interest income	77,686	80,734

Recovery of credit losses	(4,605)	(4,855)
Net interest income after recovery of credit losses	$82,291	$85,589

Other income:
Income from fiduciary activities	$8,797	$8,173
Service charges on deposit accounts	2,074	2,054
Other service income	4,819	9,617
Debit card fee income	6,126	6,086
Bank owned life insurance income	1,175	1,165
ATM fees	532	530
Loss on sale of OREO, net	—	(33)
Gain on equity securities, net	2,353	1,810
Other components of net periodic pension benefit income	3,027	2,038
Miscellaneous	2,753	2,649
Total other income	$31,656	$34,089

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Other expense:
Salaries	$30,521	$29,896
Employee benefits	10,499	10,201
Occupancy expense	3,214	3,640
Furniture and equipment expense	2,937	2,610
Data processing fees	7,504	7,712
Professional fees and services	5,858	5,664
Marketing	1,317	1,491
Insurance	1,405	1,691
Communication	890	1,122
State tax expense	1,192	1,108
Amortization of intangible assets	402	479
Miscellaneous	1,634	2,251
Total other expense	$67,373	$67,865

Income before income taxes	$46,574	$51,813

Income taxes	7,699	8,982

Net income	$38,875	$42,831

Earnings per common share:
Basic	$2.40	$2.63
Diluted	$2.38	$2.61

Weighted average common shares outstanding:
Basic	16,219,889	16,314,987
Diluted	16,331,031	16,439,920

Quarterly cash dividends declared per common share	$1.04	$1.03
Special cash dividends declared per common share	$—	$0.20

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$38,875	$42,831

Other comprehensive (loss) income, net of tax:
Unrealized net holding loss on debt securities available-for-sale, net of income tax effect of $(14,823) and $(3,614) for the three months ended March 31, 2022 and 2021, respectively	(55,763)	(13,597)
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $37 and $33 for the three months ended March 31, 2022 and 2021, respectively	139	125
Other comprehensive loss	$(55,624)	$(13,472)

Comprehensive (loss) income	$(16,749)	$29,359

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$—	$461,800	$776,294	$(142,490)	$15,155
Net income			38,875
Other comprehensive loss, net of tax					(55,624)
Dividends on common shares at $1.04 per share			(17,172)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 29,757 common shares under share-based compensation awards, net of 18,658 common shares withheld to pay employee income taxes		(4,508)	(964)	3,021
Share-based compensation expense		1,981
Balance at March 31, 2022	$—	$459,271	$797,033	$(139,469)	$(40,469)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$—	$460,687	$704,764	$(130,766)	$5,571
Cumulative change in accounting principle			(7,956)
Balance at January 1, 2021	$—	$460,687	$696,808	$(130,766)	$5,571
Net income			42,831
Other comprehensive loss, net of tax					(13,472)
Dividends on common shares at $1.23 per share			(20,365)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 21,764 common shares under share-based compensation awards, net of 14,108 common shares withheld to pay employee income taxes		(3,988)	(44)	2,174
Share-based compensation expense		1,836
Balance at March 31, 2021	$—	$458,534	$719,230	$(128,592)	$(7,901)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$38,875	$42,831

Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(4,605)	(4,855)
Accretion of loan fees and costs, net	(3,772)	(6,334)
Depreciation of premises and equipment	3,482	3,216
Amortization of investment securities, net	875	354
Net accretion of purchase accounting adjustments	(86)	(655)
Gain on equity securities, net	(2,353)	(1,810)
Loan originations to be sold in secondary market	(73,713)	(192,382)
Proceeds from sale of loans in secondary market	77,189	212,880
Gain on sale of loans in secondary market	(1,941)	(6,598)
Share-based compensation expense	1,981	1,836
Loss on sale of OREO, net	—	33
Bank owned life insurance income	(1,175)	(1,165)
Investment in qualified affordable housing tax credits amortization	1,980	1,856

Changes in assets and liabilities:
Decrease (increase) in prepaid dealer premiums	94	(508)
Decrease (increase) in other assets	1,253	(13,000)
(Decrease) increase in other liabilities	(9,742)	10,166
Net cash provided by operating activities	$28,342	$45,865

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$—	$4,283
Proceeds from sales of investment securities	—	934
Proceeds from calls and maturities of:
Debt securities AFS	54,263	58,344
Purchases of:
Debt securities AFS	(128,731)	(131,852)
Equity securities	(1,630)	—
Net decrease in other investments	124	1,102
Net loan paydowns (originations), portfolio loans	52,444	(2,922)
Proceeds from the sale of non-mortgage loans	—	3,538
Investment in qualified affordable housing tax credits	(7,252)	(6,094)
Proceeds from the sale of OREO	38	626
Life insurance death benefits	367	674
Purchases of bank owned life insurance	(7,500)	—
Purchases of premises and equipment	(2,127)	(4,114)
Net cash used in investing activities	$(40,004)	$(75,481)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2022	2021
Financing activities:
Net increase in deposits	$257,927	$762,896
Net increase in off-balance sheet deposits	(166,134)	(99,034)
Net decrease in short-term borrowings	(32,859)	(36,845)
Repayment of long-term debt	—	(2,500)
Value of common shares withheld to pay employee income taxes	(2,451)	(1,858)
Cash dividends paid	(17,109)	(20,242)
Net cash provided by financing activities	$39,374	$602,417

Increase in cash and cash equivalents	27,712	572,801

Cash and cash equivalents at beginning of year	219,180	370,474

Cash and cash equivalents at end of period	$246,892	$943,275

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$5,429	$6,745

Non-cash items:
Loans transferred to OREO	$55	$78

New commitments in other investment securities	$10,000	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2022.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive (loss) income, consolidated condensed statements of changes in shareholders’ equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2021 ("Park's 2021 Form 10-K").

Park’s significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2021 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. Additionally, geopolitical conflict (including the conflict in Ukraine) has added uncertainty to the overall economic environment. The effects of the COVID-19 pandemic and geopolitical conflict may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses. Additionally, the COVID-19 pandemic has particularly impacted certain loan concentrations in the hotels and accommodations, restaurants and food service, and strip shopping centers industries.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted by Park during the three-month period ended March 31, 2022.

Issued But Not Yet Effective Accounting Standards

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost.

For entities, like Park, that have adopted the amendments in ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. An entity may elect to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in this ASU should be applied prospectively, except for the amendments related to the recognition and measurement of TDRs which may be applied prospectively, or using a modified retrospective transition method. Management is currently considering the timing of adoption. The adoption of ASU 2022-02 is not expected to have a material impact on the financial statements but will impact disclosure requirements and reduce individually evaluated loan totals.

Note 3 – Investment Securities

Investment securities at March 31, 2022 and December 31, 2021, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2022:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$39,000	$—	$438	$38,562
Obligations of states and political subdivisions	374,101	6,572	9,032	371,641
U.S. Government sponsored entities' asset-backed securities	870,576	1,185	36,959	834,802
Collateralized loan obligations	500,029	—	5,112	494,917
Corporate debt securities	17,250	125	150	17,225
Total	$1,800,956	$7,882	$51,691	$1,757,147

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2021:
Obligations of states and political subdivisions	$366,933	$22,682	$24	$389,591
U.S. Government sponsored entities' asset-backed securities	849,114	13,437	8,088	854,463
Collateralized loan obligations	500,066	3	1,395	498,674
Corporate debt securities	11,250	169	7	11,412
Total	$1,727,363	$36,291	$9,514	$1,754,140

Investment securities in an unrealized loss position at March 31, 2022, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$24,562	$438	$—	$—	$24,562	$438
Obligations of states and political subdivisions	91,029	9,032	—	—	91,029	9,032
U.S. Government sponsored entities' asset-backed securities	532,506	21,675	149,376	15,284	681,882	36,959
Collateralized loan obligations	494,917	5,112	—	—	494,917	5,112
Corporate debt securities	4,100	150	—	—	4,100	150
Total	$1,147,114	$36,407	$149,376	$15,284	$1,296,490	$51,691

 Investment securities in an unrealized loss position at December 31, 2021, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$1,834	$24	$—	$—	$1,834	$24
U.S. Government sponsored entities' asset-backed securities	333,653	4,996	73,431	3,092	407,084	8,088
Collateralized loan obligations	429,671	1,395	—	—	429,671	1,395
Corporate debt securities	2,243	7	—	—	2,243	7
Total	$767,401	$6,422	$73,431	$3,092	$840,832	$9,514

At March 31, 2022, Park’s debt securities portfolio consisted of $1.8 billion of securities, $1.3 billion of which were in an unrealized loss position with unrealized losses of $51.7 million. Of the $1.3 billion of securities in an unrealized loss position, $149.4 million were in an unrealized loss position for 12 months or longer. The majority of the unrealized losses were related to Park’s U.S. Government sponsored entities' asset-backed securities portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Unrealized losses have not been recognized into earnings as they represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the respective issuers. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for debt securities AFS at either March 31, 2022 or December 31, 2021. Additionally, for the three months ended March 31, 2022 and 2021, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at March 31, 2022, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total, due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S. Treasury and other U.S. Government sponsored entities
Due one through five years	$39,000	$38,562	2.37%

Obligations of state and political subdivisions:
Due five through ten years	$245,269	$250,847	3.68%
Due over ten years	128,832	120,794	2.67%
Total (1)	$374,101	$371,641	3.33%

U.S. Government sponsored entities' asset-backed securities	$870,576	$834,802	1.75%

Collateralized loan obligations	$500,029	$494,917	1.96%

Corporate debt securities
Due five through ten years	$17,250	$17,225	3.79%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month periods ended March 31, 2022 or 2021.

Investment securities having an amortized cost of $690.4 million and $733.7 million at March 31, 2022 and December 31, 2021, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 4 – Other Investment Securities

Other investment securities consist of restricted stock investments in the FHLB, the FRB, and equity securities. The restricted FHLB and FRB stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost"). Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

The carrying amounts of other investment securities at March 31, 2022 and December 31, 2021 were as follows:

(In thousands)	March 31, 2022	December 31, 2021
FHLB stock	$13,413	$13,413
FRB stock	14,653	14,653
Equity investments carried at fair value	2,037	2,129
Equity investments carried at modified cost (1)	6,319	4,689
Equity investments carried at NAV	38,705	26,384
Total other investment securities	$75,127	$61,268
(1) There have been no impairments, downward adjustments, or upward adjustments made to equity investments carried at modified cost.

No shares of FHLB stock were repurchased during the three months ended March 31, 2022. During the three months ended March 31, 2021, the FHLB repurchased 42,833 shares of FHLB stock with a book value of $4.3 million. No shares of FRB stock were purchased or sold during the three months ended March 31, 2022 or 2021.

During the three months ended March 31, 2022 and 2021, $(92,000) and $435,000, respectively, of (losses) gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended March 31, 2022 and 2021, $2.4 million and $1.4 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,260,840	$1,223,079
PPP loans	37,424	74,420
Overdrafts	2,055	1,127
Commercial real estate (1)	1,780,605	1,801,792
Construction real estate:
Commercial	201,184	214,561
Retail	103,174	107,225
Residential real estate:
Commercial	542,945	533,802
Mortgage	1,020,857	1,033,658
HELOC	159,582	165,605
Installment	5,157	5,642
Consumer:
Consumer	1,685,217	1,685,793
GFSC	1,156	1,793
Check loans	2,033	2,093
Leases	19,377	20,532
Total	$6,821,606	$6,871,122
Allowance for credit losses	(78,861)	(83,197)
Net loans	$6,742,745	$6,787,925
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, and for its assistance in originating additional PPP loans during 2021, Park received an aggregate of $12.9 million in fees from the SBA. During the three months ended March 31, 2022 and March 31, 2021, $1.5 million and $4.6 million, respectively, of PPP fee income were recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $18.1 million at March 31, 2022, and of $19.5 million at December 31, 2021, which represented a net deferred income position in both years. At March 31, 2022 and December 31, 2021, included in the net deferred origination fees, costs and unearned income were $1.4 million and $2.8 million, respectively, in net origination fees related to PPP loans. At March 31, 2022 and December 31, 2021, loans included purchase accounting adjustments of $3.8 million and $4.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.1 million and $1.1 million were reclassified to loans at March 31, 2022 and December 31, 2021, respectively.

Credit Quality
The following tables present the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at March 31, 2022 and December 31, 2021:

	March 31, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$12,731	$9,474	$—	$22,205
PPP loans	—	—	66	66
Overdrafts	—	—	—	—
Commercial real estate	24,613	12,933	—	37,546
Construction real estate:
Commercial	50	158	—	208
Retail	710	8	—	718
Residential real estate:
Commercial	2,018	296	—	2,314
Mortgage	9,951	6,904	120	16,975
HELOC	1,572	610	4	2,186
Installment	81	1,390	—	1,471
Consumer:
Consumer	1,187	652	250	2,089
GFSC	54	3	5	62
Check loans	—	—	—	—
Leases	1,051	—	—	1,051
Total loans	$54,018	$32,428	$445	$86,891

	December 31, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$13,271	$9,396	$—	$22,667
PPP loans	—	—	793	793
Overdrafts	—	—	—	—
Commercial real estate	40,142	7,713	—	47,855
Construction real estate:
Commercial	52	169	—	221
Retail	716	9	—	725
Residential real estate:
Commercial	2,366	240	—	2,606
Mortgage	11,718	7,779	372	19,869
HELOC	1,590	803	—	2,393
Installment	82	1,508	—	1,590
Consumer
Consumer	1,518	700	431	2,649
GFSC	79	6	11	96
Check loans	—	—	—	—
Leases	1,188	—	—	1,188
Total loans	$72,722	$28,323	$1,607	$102,652

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at March 31, 2022 and December 31, 2021:

	March 31, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$11,193	$1,538	$1,212
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	23,927	686	144
Construction real estate:
Commercial	50	—	—
Retail	—	710	65
Residential real estate:
Commercial	2,018	—	—
Mortgage	—	9,951	62
HELOC	—	1,572	66
Installment	—	81	36
Consumer
Consumer	—	1,187	316
GFSC	—	54	7
Check loans	—	—	—
Leases	882	169	24
Total loans	$38,070	$15,948	$1,932

	December 31, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$11,494	$1,777	$1,343
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	39,151	991	188
Construction real estate:
Commercial	52	—	—
Retail	—	716	67
Residential real estate:
Commercial	2,366	—	—
Mortgage	—	11,718	73
HELOC	—	1,590	99
Installment	—	82	24
Consumer
Consumer	—	1,518	393
GFSC	—	79	10
Check loans	—	—	—
Leases	914	274	43
Total	$53,977	$18,745	$2,240

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,343	$13,742	$201	$22,286
Commercial real estate	42,534	35	—	42,569
Construction real estate:
Commercial	1,152	—	—	1,152
Residential real estate:
Commercial	2,620	20	—	2,640
Mortgage	366	—	—	366
HELOC	124	—	—	124
Leases	—	1,059	—	1,059
Total loans	$55,139	$14,856	$201	$70,196

	December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$9,321	$13,366	$156	$22,843
Commercial real estate	52,901	37	—	52,938
Construction real estate:
Commercial	1,178	—	—	1,178
Residential real estate:
Commercial	2,906	—	57	2,963
Mortgage	370	—	—	370
HELOC	148	—	—	148
Leases	—	1,211	—	1,211
Total loans	$66,824	$14,614	$213	$81,651

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents interest income recognized on nonaccrual loans for the three-month periods ended March 31, 2022 and 2021:

	Interest Income Recognized
(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$17	$57
PPP loans	—	—
Overdrafts	—	—
Commercial real estate	257	515
Construction real estate:
Commercial	1	33
Retail	4	1
Residential real estate:
Commercial	20	46
Mortgage	33	79
HELOC	4	4
Installment	2	1
Consumer:
Consumer	14	23
GFSC	2	5
Check loans	—	—
Leases	14	20
Total loans	$368	$784

The following tables present the aging of the amortized cost in past due loans at March 31, 2022 and December 31, 2021 by class of loan:

	March 31, 2022
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$686	$9,500	$10,186	$1,250,654	$1,260,840
PPP loans	—	66	66	37,358	37,424
Overdrafts	—	—	—	2,055	2,055
Commercial real estate	158	801	959	1,779,646	1,780,605
Construction real estate:
Commercial	—	—	—	201,184	201,184
Retail	314	654	968	102,206	103,174
Residential real estate:
Commercial	85	397	482	542,463	542,945
Mortgage	4,551	5,319	9,870	1,010,987	1,020,857
HELOC	833	849	1,682	157,900	159,582
Installment	71	16	87	5,070	5,157
Consumer:
Consumer	2,894	417	3,311	1,681,906	1,685,217
GFSC	101	28	129	1,027	1,156
Check loans	9	—	9	2,024	2,033
Leases	—	—	—	19,377	19,377
Total loans	$9,702	$18,047	$27,749	$6,793,857	$6,821,606
(1) Includes an aggregate of $0.4 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $36.4 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2021
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$2,908	$9,547	$12,455	$1,210,624	$1,223,079
PPP loans	242	793	1,035	73,385	74,420
Overdrafts	—	—	—	1,127	1,127
Commercial real estate	65	1,461	1,526	1,800,266	1,801,792
Construction real estate:
Commercial	—	—	—	214,561	214,561
Retail	346	660	1,006	106,219	107,225
Residential real estate:
Commercial	283	438	721	533,081	533,802
Mortgage	6,170	5,933	12,103	1,021,555	1,033,658
HELOC	565	1,011	1,576	164,029	165,605
Installment	49	31	80	5,562	5,642
Consumer
Consumer	2,614	618	3,232	1,682,561	1,685,793
GFSC	153	52	205	1,588	1,793
Check loans	10	—	10	2,083	2,093
Leases	60	526	586	19,946	20,532
Total loans	$13,465	$21,070	$34,535	$6,836,587	$6,871,122
(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $53.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at March 31, 2022 and December 31, 2021 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2022 and December 31, 2021 were as follows:

March 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$94,782	$249,967	$195,914	$85,396	$45,140	$73,989	$486,123	$1,231,311
Special Mention	—	1,654	873	631	61	243	13,213	16,675
Substandard	50	181	219	363	1,339	8,265	1,160	11,577
Doubtful	—	—	22	144	179	448	484	1,277
Total	$94,832	$251,802	$197,028	$86,534	$46,719	$82,945	$500,980	$1,260,840

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$34,269	$3,155	$—	$—	$—	$—	$37,424
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$34,269	$3,155	$—	$—	$—	$—	$37,424

Commercial real estate (1)
Risk rating
Pass	$70,391	$383,420	$436,952	$251,262	$126,209	$396,986	$13,412	$1,678,632
Special Mention	407	968	4,391	28,352	17,896	23,636	997	76,647
Substandard	—	2,806	2,195	1,500	5,649	12,118	409	24,677
Doubtful	—	—	—	—	—	649	—	649
Total	$70,798	$387,194	$443,538	$281,114	$149,754	$433,389	$14,818	$1,780,605

Construction real estate: Commercial
Risk rating
Pass	$17,339	$92,262	$52,548	$5,859	$3,312	$4,090	$23,824	$199,234
Special Mention	—	956	—	—	683	—	—	1,639
Substandard	—	—	50	—	261	—	—	311
Doubtful	—	—	—	—	—	—	—	—
Total	$17,339	$93,218	$52,598	$5,859	$4,256	$4,090	$23,824	$201,184

Residential Real Estate: Commercial
Risk rating
Pass	$27,402	$136,059	$160,097	$64,936	$42,159	$89,919	$16,616	$537,188
Special Mention	—	95	1,519	697	—	1,017	145	3,473
Substandard	—	831	22	92	318	1,021	—	2,284
Doubtful	—	—	—	—	—	—	—	—
Total	$27,402	$136,985	$161,638	$65,725	$42,477	$91,957	$16,761	$542,945

March 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$2,595	$5,190	$4,994	$2,282	$1,686	$1,055	$—	$17,802
Special Mention	20	143	133	156	58	14	—	524
Substandard	—	—	660	90	—	81	—	831
Doubtful	—	—	—	186	15	19	—	220
Total	$2,615	$5,333	$5,787	$2,714	$1,759	$1,169	$—	$19,377

Total Commercial Loans
Risk rating
Pass	$212,509	$901,167	$853,660	$409,735	$218,506	$566,039	$539,975	$3,701,591
Special Mention	427	3,816	6,916	29,836	18,698	24,910	14,355	98,958
Substandard	50	3,818	3,146	2,045	7,567	21,485	1,569	39,680
Doubtful	—	—	22	330	194	1,116	484	2,146
Total	$212,986	$908,801	$863,744	$441,946	$244,965	$613,550	$556,383	$3,842,375
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$267,016	$208,078	$100,736	$52,705	$36,528	$59,909	$468,749	$1,193,721
Special Mention	1,608	1,592	429	59	277	—	11,986	15,951
Substandard	106	906	401	1,345	549	7,818	484	11,609
Doubtful	—	30	465	227	463	125	488	1,798
Total	$268,730	$210,606	$102,031	$54,336	$37,817	$67,852	$481,707	$1,223,079

Commercial, financial and agricultural: PPP
Risk rating
Pass	$69,588	$4,832	$—	$—	$—	$—	$—	$74,420
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$69,588	$4,832	$—	$—	$—	$—	$—	$74,420

Commercial real estate (1)
Risk rating
Pass	$376,468	$445,780	$263,786	$154,637	$115,571	$317,371	$14,890	$1,688,503
Special Mention	786	6,206	32,965	9,354	4,297	17,829	996	72,433
Substandard	3,897	2,578	1,385	11,373	5,967	14,541	450	40,191
Doubtful	—	—	—	—	47	618	—	665
Total	$381,151	$454,564	$298,136	$175,364	$125,882	$350,359	$16,336	$1,801,792

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction real estate: Commercial
Risk rating
Pass	$96,929	$76,867	$7,003	$4,841	$1,856	$3,412	$22,444	$213,352
Special Mention	202	—	—	691	—	—	—	893
Substandard	—	52	—	264	—	—	—	316
Doubtful	—	—	—	—	—	—	—	—
Total	$97,131	$76,919	$7,003	$5,796	$1,856	$3,412	$22,444	$214,561

Residential Real Estate: Commercial
Risk rating
Pass	$138,801	$165,202	$67,921	$44,896	$26,583	$70,434	$15,507	$529,344
Special Mention	95	884	106	79	—	497	135	1,796
Substandard	735	22	691	41	95	993	29	2,606
Doubtful	56	—	—	—	—	—	—	56
Total	$139,687	$166,108	$68,718	$45,016	$26,678	$71,924	$15,671	$533,802

Leases
Risk rating
Pass	$6,705	$5,729	$2,628	$2,151	$705	$845	$—	$18,763
Special Mention	198	111	184	67	21	—	—	581
Substandard	—	698	—	23	19	78	—	818
Doubtful	—	—	332	16	22	—	—	370
Total	$6,903	$6,538	$3,144	$2,257	$767	$923	$—	$20,532

Total Commercial Loans
Risk rating
Pass	$955,507	$906,488	$442,074	$259,230	$181,243	$451,971	$521,590	$3,718,103
Special Mention	2,889	8,793	33,684	10,250	4,595	18,326	13,117	91,654
Substandard	4,738	4,256	2,477	13,046	6,630	23,430	963	55,540
Doubtful	56	30	797	243	532	743	488	2,889
Total	$963,190	$919,567	$479,032	$282,769	$193,000	$494,470	$536,158	$3,868,186

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

March 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$2,055	$—	$—	$—	$—	$—	$—	$2,055
Nonperforming	—	—	—	—	—	—	—	—
Total	$2,055	$—	$—	$—	$—	$—	$—	$2,055

Construction Real Estate: Retail
Performing	$8,712	$70,522	$12,341	$5,222	$2,514	$3,067	$78	$102,456
Nonperforming	—	—	642	56	—	20	—	718
Total	$8,712	$70,522	$12,983	$5,278	$2,514	$3,087	$78	$103,174

Residential Real Estate: Mortgage
Performing	$50,958	$215,287	$210,169	$105,211	$63,167	$359,090	$—	$1,003,882
Nonperforming	—	—	—	290	799	15,886	—	16,975
Total	$50,958	$215,287	$210,169	$105,501	$63,966	$374,976	$—	$1,020,857

Residential Real Estate: HELOC
Performing	$—	$322	$25	$160	$43	$3,018	$153,828	$157,396
Nonperforming	—	—	38	—	36	1,825	287	2,186
Total	$—	$322	$63	$160	$79	$4,843	$154,115	$159,582

Residential Real Estate: Installment
Performing	$—	$—	$2	$356	$96	$3,232	$—	$3,686
Nonperforming	—	—	11	5	24	1,431	—	1,471
Total	$—	$—	$13	$361	$120	$4,663	$—	$5,157

Consumer: Consumer
Performing	$158,137	$606,826	$455,469	$227,119	$101,270	$111,977	$22,330	$1,683,128
Nonperforming	—	136	421	611	332	589	—	2,089
Total	$158,137	$606,962	$455,890	$227,730	$101,602	$112,566	$22,330	$1,685,217

Consumer: GFSC
Performing	$—	$—	$170	$621	$181	$35	$87	$1,094
Nonperforming	—	—	—	52	7	3	—	62
Total	$—	$—	$170	$673	$188	$38	$87	$1,156

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,033	$2,033
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,033	$2,033

Total Consumer Loans
Performing	$219,862	$892,957	$678,176	$338,689	$167,271	$480,419	$178,356	$2,955,730
Nonperforming	—	136	1,112	1,014	1,198	19,754	287	23,501
Total	$219,862	$893,093	$679,288	$339,703	$168,469	$500,173	$178,643	$2,979,231

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,127	$—	$—	$—	$—	$—	$—	$1,127
Nonperforming	—	—	—	—	—	—	—	—
Total	1,127	$—	$—	$—	$—	$—	$—	$1,127

Construction Real Estate: Retail
Performing	$68,374	$26,247	$5,710	$2,743	$1,505	$1,842	$79	$106,500
Nonperforming	—	647	57	—	—	21	—	725
Total	$68,374	$26,894	$5,767	$2,743	$1,505	$1,863	$79	$107,225

Residential Real Estate: Mortgage
Performing	$230,299	$217,022	$114,077	$68,774	$59,939	$323,678	$—	$1,013,789
Nonperforming	—	626	785	824	574	17,060	—	19,869
Total	$230,299	$217,648	$114,862	$69,598	$60,513	$340,738	$—	$1,033,658

Residential Real Estate: HELOC
Performing	$400	$—	$121	$58	$41	$2,640	$159,952	$163,212
Nonperforming	89	40	—	37	90	1,811	326	2,393
Total	$489	$40	$121	$95	$131	$4,451	$160,278	$165,605

Residential Real Estate: Installment
Performing	$—	$3	$418	$111	$1,049	$2,471	$—	$4,052
Nonperforming	—	12	5	26	78	1,469	—	1,590
Total	$—	$15	$423	$137	$1,127	$3,940	$—	$5,642

Consumer: Consumer
Performing	$649,638	$505,555	$259,230	$119,222	$64,699	$62,136	$22,664	$1,683,144
Nonperforming	241	506	755	399	155	593	—	2,649
Total	$649,879	$506,061	$259,985	$119,621	$64,854	$62,729	$22,664	$1,685,793

Consumer: GFSC
Performing	$—	$243	$986	$292	$63	$5	$108	$1,697
Nonperforming	—	9	73	5	9	—	—	96
Total	$—	$252	$1,059	$297	$72	$5	$108	$1,793

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,093	$2,093
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,093	$2,093

Total Consumer Loans
Performing	$949,838	$749,070	$380,542	$191,200	$127,296	$392,772	$184,896	$2,975,614
Nonperforming	330	1,840	1,675	1,291	906	20,954	326	27,322
Total	$950,168	$750,910	$382,217	$192,491	$128,202	$413,726	$185,222	$3,002,936

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

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. At March 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2022 and December 31, 2021 was $7.0 million and $7.1 million, respectively.

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

Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans were considered current and continued to accrue interest during the deferral period.

Certain other loans which were modified during the three-month periods ended March 31, 2022 and 2021 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At March 31, 2022 and December 31, 2021, there were $16.2 million and $20.9 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2022 and December 31, 2021, $6.1 million and $10.5 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At March 31, 2022 and December 31, 2021, loans totaling $32.4 million and $28.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At March 31, 2022 and December 31, 2021, Park had commitments to lend $3.2 million and $3.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At March 31, 2022 and December 31, 2021, there were $0.2 million and $0.3 million, respectively, of specific reserves related to TDRs. Modifications made in 2022 and 2021 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the respective borrowers would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310. There were no additional specific reserves recorded during the three-month periods ended March 31, 2022 or March 31, 2021, respectively, as a result of TDRs identified in the period.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were $171,000 of TDR classifications removed during the three months ended March 31, 2022. The TDR classification was removed on $3.9 million of loans during the three-month period ended March 31, 2021.

The terms of certain other loans were modified during the three-month periods ended March 31, 2022 and 2021 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were no substandard commercial loans modified during either of the three-month periods ended March 31, 2022 and March 31, 2021, which did not meet the definition of a TDR. Excluding COVID-19 related modifications, consumer loans modified during the three-month periods ended March 31, 2022 and March 31, 2021, which did not meet the definition of a TDR, had a total amortized cost of $12.0 million and $9.8 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2022 and 2021, as well as the amortized cost of these contracts at March 31, 2022 and 2021. The amortized cost pre-and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended March 31, 2022
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	2	$—	$752	$752
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	4	600	174	774
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	1	—	107	107
Mortgage	3	—	81	81
HELOC	1	—	20	20
Installment	4	28	27	55
Consumer:
Consumer	24	35	215	250
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	39	$663	$1,376	$2,039

	Three Months Ended March 31, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	1	$—	$200	$200
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	5	272	1,353	1,625
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	6	137	139	276
HELOC	—	—	—	—
Installment	5	118	28	146
Consumer:
Consumer	34	72	287	359
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	51	599	2,007	2,606

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2022, $0.6 million were on nonaccrual status at December 31, 2021. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2021, $1.7 million were on nonaccrual status at December 31, 2020.

The following table presents the amortized cost in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2022 and 2021, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	—	$—	—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	1	643	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	3	194	10	763
HELOC	2	58	—	—
Installment	—	—	2	36
Consumer
Consumer	16	128	19	210
GFSC	—	—	5	25
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	22	$1,023	36	$1,034

Of the $1.0 million in modified TDRs which defaulted during the three-month period ended March 31, 2022, $4,000 were accruing loans and $1.0 million were nonaccrual loans. Of the $1.0 million in modified TDRs which defaulted during the three-month period ended March 31, 2021, $0.3 million were accruing loans and $0.7 million were nonaccrual loans.

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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment between 3.32% and 3.97%, during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the current weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of March 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.75%, during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, volatility in consumer confidence, workforce challenges, and geopolitical conflict (including the conflict in Ukraine) continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2022.

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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation Even though COVID-19 case numbers have declined since December 31, 2021, these industries are still recovering from the pandemic effects. As of March 31, 2022, additional reserves totaling $3.8 million were added for these portfolios on top of the quantitative reserve already calculated. This is a decrease from $5.2 million as of December 31, 2021 and reflects improvement in COVID-19 cases and eased COVID-19 health department precautions. Management believes there is still residual risk in these portfolios related to pandemic effects and uncertainty in future COVID-19 strains and related impacts.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	March 31, 2022		December 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve	4-Rated Balance	Additional Reserve
Hotels and accommodations	$148,108	$1,670	$148,018	$2,226
Restaurants and food service	44,606	754	40,648	917
Strip shopping centers	167,099	1,384	184,171	2,033
Total	$359,813	$3,808	$372,837	$5,176

Additionally, at March 31, 2022, management applied a 1.00% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This 1.00% reserve was maintained from December 31, 2021. At March 31, 2022, Park's originated hotels and accommodation loans had a balance of $206.2 million with an additional reserve related to valuation risks of $2.1 million. At December 31, 2021, Park's originated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million.

There is still a significant amount of uncertainty related to the long-term economic impact of COVID-19, including the duration of the pandemic, the risk related to new variants, future government programs that may be established in response to the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

As of March 31, 2022, Park had $37.4 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month periods ended March 31, 2022 and March 31, 2021 is summarized in the following tables.

	Three Months Ended March 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	190	—	—	35	1,116	6	1,347
Recoveries	118	48	501	32	917	—	1,616
Net charge-offs/(recoveries)	$72	$(48)	$(501)	$3	$199	$6	$(269)
(Recovery of) provision for credit loss	(665)	(1,783)	(2,029)	163	(290)	(1)	(4,605)
Ending balance	$13,288	$23,731	$4,230	$11,584	$25,797	$231	$78,861

	Three Months Ended March 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance, prior to adoption of ASC 326	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	146	—	—	11	1,544	—	1,701
Recoveries	123	86	252	62	1,154	—	1,677
Net charge-offs/(recoveries)	$23	$(86)	$(252)	$(51)	$390	$—	$24
(Recovery of) provision for credit loss	(1,049)	(1,198)	171	(498)	(2,224)	(57)	(4,855)
Ending balance	$16,279	$24,487	$5,813	$14,037	$25,729	$541	$86,886

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2022 and December 31, 2021, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2022 and December 31, 2021, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2021 Form 10-K).

The composition of the ACL at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,346	$143	$—	$—	$—	$24	$1,513
Collectively evaluated for impairment	11,942	23,588	4,230	11,584	25,797	207	77,348
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$13,288	$23,731	$4,230	$11,584	$25,797	$231	$78,861

Loan balance:
Loans individually evaluated for impairment	$22,129	$37,507	$208	$2,314	$—	$1,051	$63,209
Loans collectively evaluated for impairment	1,278,033	1,738,036	303,206	1,725,411	1,688,406	18,318	6,751,410
Loans acquired with deteriorated credit quality	157	5,062	944	816	—	8	6,987
Total ending loan balance	$1,300,319	$1,780,605	$304,358	$1,728,541	$1,688,406	$19,377	$6,821,606

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	6.08%	0.38%	—%	—%	—%	2.28%	2.39%
Loans collectively evaluated for impairment	0.93%	1.36%	1.40%	0.67%	1.53%	1.13%	1.15%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.02%	1.33%	1.39%	0.67%	1.53%	1.19%	1.16%

	December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,385	$188	$—	$—	$—	$43	$1,616
Collectively evaluated for impairment	12,640	25,278	5,758	11,424	26,286	195	81,581
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197

Loan balance:
Loans individually evaluated for impairment	$22,666	$47,820	$222	$2,606	$—	$1,188	$74,502
Loans collectively evaluated for impairment	1,275,783	1,748,854	320,608	1,735,226	1,689,679	19,321	6,789,471
Loans acquired with deteriorated credit quality	177	5,118	956	875	—	23	7,149
Total ending loan balance	$1,298,626	$1,801,792	$321,786	$1,738,707	$1,689,679	$20,532	$6,871,122

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	6.11%	0.39%	—%	—%	—%	3.62%	2.17%
Loans collectively evaluated for impairment	0.99%	1.45%	1.80%	0.66%	1.56%	1.01%	1.20%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.08%	1.41%	1.79%	0.66%	1.56%	1.16%	1.21%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2022 and December 31, 2021, respectively, Park had $7.9 million and $9.4 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $7.7 million and $9.2 million at March 31, 2022 and December 31, 2021, respectively. The gain expected upon sale was $130,000 and $166,000 at March 31, 2022 and December 31, 2021, respectively. None of these loans were 90 days or more past due or on nonaccrual status at March 31, 2022 or December 31, 2021.

Note 8 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month periods ended March 31, 2022 and 2021.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	479	479
March 31, 2021	$159,595	$8,781	$168,376

December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	402	402
March 31, 2022	$159,595	$7,060	$166,655

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2021, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, and geopolitical conflict (including the conflict in Ukraine), to evaluate goodwill impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$7,396	$14,456	$6,994
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$8,696	$15,756	$8,294

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $402,000 and $479,000 for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Nine months ending December 31, 2022	$1,085
2023	1,323
2024	1,215
2025	1,042
2026	887

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Affordable housing tax credit investments	$56,731	$58,711
Unfunded commitments	21,232	28,484

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2022 and 2032.

Park recognized amortization expense of $2.0 million and $1.9 million, respectively, for the three months ended March 31, 2022 and 2021, which were included within the provision for income taxes. Additionally, during the three months ended March 31, 2022 and 2021, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.8 million and $2.9 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at March 31, 2022 and December 31, 2021 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2022	December 31, 2021
OREO:
Residential real estate	760	775
Total OREO	$760	$775

Loans in process of foreclosure:
Residential real estate	$1,452	$1,148

In addition to real estate, Park may also repossess different types of collateral. At March 31, 2022 and December 31, 2021, Park had $643,000 and $3.3 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. At December 31, 2021, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $2.14 billion at March 31, 2022, $2.13 billion at December 31, 2021 and $2.04 billion at March 31, 2021. At March 31, 2022, $3.4 million of the sold mortgage loans were sold with recourse, compared to $3.3 million at December 31, 2021 and $2.3 million at March 31, 2021. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2022 and December 31, 2021, management had established reserves of $61,000 and $57,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Mortgage servicing rights:
Carrying amount, net, beginning of period	$15,264	$12,210
Additions	626	1,678
Amortization	(628)	(1,105)
Change in valuation allowance	442	852
Carrying amount, net, end of period	$15,704	$13,635

Valuation allowance:
Beginning of period	$1,568	$3,189
Change in valuation allowance	(442)	(852)
End of period	$1,126	$2,337

Servicing fees included in other service income were $1.4 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At March 31, 2022 and December 31, 2021, all of Park's leases were classified as operating leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at March 31, 2022 were $12.8 million and $13.6 million, respectively. At December 31, 2021, the carrying amounts of Park's ROU asset and lease liability were $13.4 million and $14.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Lease cost
Operating lease cost	$724	$721
Sublease income	(63)	(63)
Total lease cost	$661	$658

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$773	$782
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
Reductions to ROU assets resulting from reductions to lease obligations	$(698)	$(694)

At March 31, 2022 and December 31, 2021, Park's operating leases had a weighted average remaining term of 6.6 years and 6.8 years, respectively. The weighted average discount rate of Park's operating leases was 2.2% and 2.3% at March 31, 2022 and December 31, 2021, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2022
Nine months ending December 31, 2022	$2,271
2023	2,966
2024	1,880
2025	1,540
2026	1,452
Thereafter	4,496
Total undiscounted minimum lease payments	$14,605
Present value adjustment	(1,037)
Total lease liabilities	$13,568

In September 2021, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 12 years, with two five-year renewal options. The lease commences on July 1, 2022, and therefore, is not recognized as of December 31, 2021 or March 31, 2022. The fixed payments due on an undiscounted basis over the noncancellable 12-year period of the lease are $3.5 million. The Company will assess the lease term at the lease commencement date, but does not presently expect that either of the five-year renewal periods will be exercised.

In December 2021, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 10 years, with two five-year renewal options. The lease is expected to commence sometime between June 2022 and September 2022, and therefore, is not recognized as of December 31, 2021 or March 31, 2022. The fixed payments due on an undiscounted basis over the noncancellable 10-year period of the lease are $3.5 million. The Company will assess the lease term at the lease commencement date, but does not presently expect that either of the five-year renewal periods will be exercised.

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

At March 31, 2022 and December 31, 2021, Park's repurchase agreement borrowings totaled $180.9 million and $213.8 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $233.4 million and $334.9 million at March 31, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2022 and December 31, 2021, Park had $1,182 million and $1,225 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$180,927	$—	$—	$—	$180,927

	December 31, 2021
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$213,786	$—	$—	$—	$213,786

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

Borrowing Derivatives: Interest rate swaps with notional amounts totaling $25.0 million at both March 31, 2022 and December 31, 2021 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $29.2 million and $29.7 million at March 31, 2022 and December 31, 2021, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month periods ended March 31, 2022 and March 31, 2021. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive (loss) income. The amount included in accumulated other comprehensive (loss) income would be reclassified to current earnings should the hedges no longer be considered effective. Park expects the hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of March 31, 2022 and December 31, 2021 follows:

	March 31, 2022		December 31, 2021
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$25,000	$29,175	$25,000	$29,651
Weighted average pay rates	2.595%	4.673%	2.595%	4.668%
Weighted average receive rates	0.254%	4.673%	0.124%	4.668%
Weighted average maturity (years)	0.2	8.0	0.5	8.2
Unrealized losses	$86	$—	$262	$—

Interest expense recorded on swap transactions was $148,000 for both of the three-month periods ended March 31, 2022 and 2021.

Interest Rate Swaps
The following table presents the net gains, net of income taxes, recorded in OCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate swaps	$139	$—	$—

	Three Months Ended March 31, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
Interest rate swaps	$125	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of March 31, 2022 and December 31, 2021.

(In thousands)	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	18,666	619	29,651	1,952
Matched interest rate swaps with counterparty	10,509	304	—	—
Total included in other assets	$29,175	$923	$29,651	$1,952

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$25,000	$(86)	$25,000	$(262)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	10,509	(304)	—	—
Matched interest rate swaps with counterparty	18,666	(619)	29,651	(1,952)
Total included in other liabilities	$54,175	$(1,009)	$54,651	$(2,214)

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

At March 31, 2022 and December 31, 2021, Park had $14.6 million and $13.3 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $0.3 million at both March 31, 2022 and December 31, 2021, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both March 31, 2022 and December 31, 2021, the fair value of the swap liability of $226,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income components, net of income tax, are shown in the following table for the three-month periods ended March 31, 2022 and 2021:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on debt securities AFS	Total
Beginning balance at January 1, 2022	$(5,792)	$(206)	$21,153	$15,155
Other comprehensive income (loss) before reclassifications	—	139	(55,763)	(55,624)
Net current period other comprehensive income (loss)	—	139	(55,763)	(55,624)
Ending balance at March 31, 2022	$(5,792)	$(67)	$(34,610)	$(40,469)

Beginning balance at January 1, 2021	$(34,421)	$(698)	$40,690	$5,571
Other comprehensive income (loss) before reclassifications	—	125	(13,597)	(13,472)
Net current period other comprehensive income (loss)	—	125	(13,597)	(13,472)
Ending balance at March 31, 2021	$(34,421)	$(573)	$27,093	$(7,901)

During the three-month periods ended March 31, 2022 and 2021, there were no reclassifications out of accumulated other comprehensive (loss) income.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2022	2021
Numerator:
Net income	$38,875	$42,831
Denominator:
Weighted-average common shares outstanding	16,219,889	16,314,987
Effect of dilutive PBRSUs and TBRSUs	111,142	124,933
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,331,031	16,439,920
Earnings per common share:
Basic earnings per common share	$2.40	$2.63
Diluted earnings per common share	$2.38	$2.61

Park awarded 52,335 and 61,890 PBRSUs to certain employees during the three months ended March 31, 2022 and 2021, respectively.

No common shares were repurchased during the three months ended March 31, 2022 or 2021..

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

	Operating Results for the three months ended March 31, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$79,372	$(1,686)	$77,686
Recovery of credit losses	(4,547)	(58)	(4,605)
Other income	31,247	409	31,656
Other expense	64,216	3,157	67,373
Income (loss) before income taxes	$50,950	$(4,376)	$46,574
Income tax expense (benefit)	9,482	(1,783)	7,699
Net income (loss)	$41,468	$(2,593)	$38,875

Assets (at March 31, 2022)	$9,544,545	$31,807	$9,576,352

	Operating Results for the three months ended March 31, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$82,086	$(1,352)	$80,734
Recovery of credit losses	(4,194)	(661)	(4,855)
Other income	32,800	1,289	34,089
Other expense	63,576	4,289	67,865
Income (loss) before income taxes	$55,504	$(3,691)	$51,813
Income tax expense (benefit)	10,382	(1,400)	8,982
Net income (loss)	$45,122	$(2,291)	$42,831

Assets (at March 31, 2021)	$9,884,055	$30,014	$9,914,069

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month periods ended March 31, 2022 and 2021. The reconciling amounts for consolidated total assets for the periods ended March 31, 2022 and 2021 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2022, 397,665 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options,

SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2022, 86,850 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the three months ended March 31, 2022 and 2021, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 52,335 and 61,890 common shares, respectively, to certain employees of Park and its subsidiaries.

As of March 31, 2022, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled will be subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the three months ended March 31, 2022 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2022	211,819
Granted	52,335
Vested	(48,415)
Forfeited	(373)
Adjustment for performance conditions of PBRSUs (1)	(634)
Nonvested at March 31, 2022 (2)	214,732
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of March 31, 2022, an aggregate of 209,906 PBRSUs and TBRSUs are expected to vest.

A summary of awards vested during the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31,
	2022	2021
PBRSU and TBRSU vested	48,415	35,872
Common shares withheld to satisfy employee income tax withholding obligations	18,658	14,108
Net common shares issued	29,757	21,764

Share-based compensation expense of $2.0 million and $1.8 million was recognized for the three-month periods ended March 31, 2022 and 2021, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at March 31, 2022:

(In thousands)
Nine months ending December 31, 2022	$4,198
2023	4,449
2024	2,902
2025	1,210
2026	194
Total	$12,953

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month periods ended March 31, 2022 and 2021. Additionally, no contributions are expected to be made during the remainder of 2022.

The following table shows the components of net periodic pension benefit (income) expense:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2022	2021
Service cost	$2,437	$2,479	Employee benefits
Interest cost	1,426	1,340	Other components of net periodic pension benefit income
Expected return on plan assets	(4,449)	(3,933)	Other components of net periodic pension benefit income
Recognized net actuarial (gain) loss and prior service costs	(4)	555	Other components of net periodic pension benefit income
Net periodic pension benefit (income) expense	$(590)	$441

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of the Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law.

The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2022	2021
Service cost	$213	$204	Employee benefits
Interest cost	183	149	Miscellaneous expense
Total SERP expense	$396	$353

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2022
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$38,562	$—	$38,562
Obligations of states and political subdivisions	—	371,641	—	371,641
U.S. Government sponsored entities’ asset-backed securities	—	834,802	—	834,802
Collateralized loan obligations	—	494,917	—	494,917
Corporate debt securities	—	17,225	—	17,225
Equity securities	1,546	—	491	2,037
Mortgage loans held for sale	—	7,852	—	7,852
Mortgage IRLCs	—	301	—	301
Loan interest rate swaps	—	923	—	923

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	86	—	86
Loan interest rate swaps	—	923	—	923

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$389,591	$—	$389,591
U.S. Government sponsored entities’ asset-backed securities	—	854,463	—	854,463
Collateralized loan obligations	—	498,674	—	498,674
Corporate debt securities	—	11,412	—	11,412
Equity securities	1,630	—	499	2,129
Mortgage loans held for sale	—	9,387	—	9,387
Mortgage IRLCs	—	333	—	333
Loan interest rate swaps	—	1,952	—	1,952

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	262	—	262
Loan interest rate swaps	—	1,952	—	1,952

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

Fair value swap: The fair value of the swap agreement entered into with the purchaser of the Visa Class B shares represents an internally developed estimate of the exposure based upon probability-weighted potential Visa litigation losses and is classified as Level 3.

Mortgage Interest Rate Lock Commitments: Mortgage IRLCs are based on current secondary market pricing and are classified as Level 2.

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using market prices for similar product types and, therefore, are classified in Level 2.

The table below presents a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month periods ended March 31, 2022 and 2021, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2022 and 2021
(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2022	$499	$(226)
Total losses
Included in other income	(8)	—
Balance at March 31, 2022	$491	$(226)

Balance at January 1, 2021	$485	$(226)
Total gains
Included in other income	5	—
Balance at March 31, 2021	$490	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2021, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value. There were no other repossessed assets carried at fair value at March 31, 2022.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of March 31, 2022 and December 31, 2021, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at March 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2022
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$566	$566
Residential real estate	—	—	261	261
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$827	$827

MSRs	$—	$14,021	$—	$14,021

OREO recorded at fair value:
Residential real estate	—	—	760	760
Total OREO recorded at fair value	$—	$—	$760	$760

Other repossessed assets	$—	$—	$—	$—

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$831	$831
Residential real estate	—	—	272	272
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$1,103	$1,103

MSRs	$—	$13,482	$—	$13,482

OREO recorded at fair value:
Residential real estate	—	—	775	775
Total OREO recorded at fair value	$—	$—	$775	$775

Other repossessed assets	$—	$—	$2,750	$2,750

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

	March 31, 2022
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$970	$240	$143	$827
Remaining individually evaluated loans	62,239	384	1,370	60,869
Total individually evaluated loans	$63,209	$624	$1,513	$61,696

	December 31, 2021
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$1,291	$240	$188	$1,103
Remaining individually evaluated loans	73,211	384	1,428	71,783
Total individually evaluated loans	$74,502	$624	$1,616	$72,886

The income from credit adjustments related to individually evaluated loans carried at fair value was $24,000 and $0.9 million for the three-month periods ended March 31, 2022 and 2021, respectively.

MSRs totaled $15.7 million at March 31, 2022. Of this $15.7 million MSR carrying balance, $14.0 million was recorded at fair value and included a valuation allowance of $1.1 million. The remaining $1.7 million was recorded at cost, as the fair value exceeded cost at March 31, 2022. At December 31, 2021, MSRs totaled $15.3 million. Of this $15.3 million MSR carrying balance, $13.5 million was recorded at fair value and included a valuation allowance of $1.6 million. The remaining $1.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2021. The income related to MSRs carried at fair value during the three months ended March 31, 2022 and 2021 was $442,000 and $852,000, respectively.

Total OREO held by Park was $0.8 million at both March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, all of the OREO held by Park was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The net expense related to OREO fair value adjustments was $30,000 for the three-month period ended March 31, 2022. There was no expense related to OREO fair value adjustments for the three-month period ended March 31, 2021.

Other repossessed assets totaled $0.6 million at March 31, 2022, of which there were no repossessed assets recorded at fair value. Other repossessed assets totaled $3.3 million at December 31, 2021, of which $2.8 million were recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets during either of the three-month periods ended March 31, 2022 and 2021.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

March 31, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$566	Sales comparison approach	Adj to comparables	0.0% - 232.0% (22.8%)

Residential real estate	$261	Sales comparison approach	Adj to comparables	0.5% - 78.6% (11.4%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:
Residential real estate	$760	Sales comparison approach	Adj to comparables	5.0% - 32.5% (19.1%)

Balance at December 31, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$831	Sales comparison approach	Adj to comparables	0.0% - 232.0% (28.3%)

Residential real estate	$272	Sales comparison approach	Adj to comparables	0.5% - 78.6% (11.6%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:

Residential real estate	$775	Sales comparison approach	Adj to comparables	5.0% - 32.5% (19.1%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At March 31, 2022 and December 31, 2021, Park had Partnership Investments with a NAV of $21.3 million and $18.0 million, respectively. At March 31, 2022 and December 31, 2021, Park had $17.4 million and $8.4 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2022 and 2021, Park recognized income of $2.4 million and $1.4 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at March 31, 2022 and December 31, 2021, was as follows:

	March 31, 2022
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$246,892	$246,892	$—	$—	$246,892
Investment securities (1)	1,757,147	—	1,757,147	—	1,757,147
Other investment securities (2)	2,037	1,546	—	491	2,037

Mortgage loans held for sale	7,852	—	7,852	—	7,852
Mortgage IRLCs	301	—	301	—	301
Individually evaluated loans carried at fair value	827	—	—	827	827
Other loans, net	6,733,765	—	—	6,713,878	6,713,878
Loans receivable, net	$6,742,745	$—	$8,153	$6,714,705	$6,722,858

Financial liabilities:
Time deposits	$694,544	$—	$696,789	$—	$696,789
Other	2,770	2,770	—	—	2,770
Deposits (excluding demand deposits)	$697,314	$2,770	$696,789	$—	$699,559

Short-term borrowings	$205,927	$—	$205,927	$—	$205,927
Subordinated notes	188,322	—	201,516	—	201,516

Derivative financial instruments - assets:
Loan interest rate swaps	923	—	923	—	923

Derivative financial instruments - liabilities:
Fair value swap	226	—	—	226	226
Borrowing interest rate swap	86	—	86	—	86
Loan interest rate swaps	923	—	923	—	923
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2021
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$219,180	$219,180	$—	$—	$219,180
Investment securities (1)	1,754,140	—	1,754,140	—	1,754,140
Other investment securities (2)	2,129	1,630	—	499	2,129

Mortgage loans held for sale	9,387	—	9,387	—	9,387
Mortgage IRLCs	333	—	333	—	333
Individually evaluated loans carried at fair value	1,103	—	—	1,103	1,103
Other loans, net	6,777,102	—	—	6,783,848	6,783,848
Loans receivable, net	$6,787,925	$—	$9,720	$6,784,951	$6,794,671

Financial liabilities:
Time deposits	$711,660	$—	$714,307	—	$714,307
Other	1,465	1,465	—	—	1,465
Deposits (excluding demand deposits)	$713,125	$1,465	$714,307	$—	$715,772

Short-term borrowings	$238,786	$—	$238,786	$—	$238,786
Subordinated notes	188,210	—	207,912	—	207,912

Derivative financial instruments - assets:
Loan interest rate swaps	1,952	—	1,952	—	1,952

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	262	—	262	—	262
Loan interest rate swaps	1,952	—	1,952	—	1,952
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month periods ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,506	$—	$2,506
Employee benefit and retirement-related accounts	2,560	—	2,560
Investment management and investment advisory agency accounts	3,260	—	3,260
Other	471	—	471
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,417	—	1,417
Demand deposit account (DDA) charges	516	—	516
Other	141	—	141
Other service income (1)
Credit card	642	—	642
HELOC	89	—	89
Installment	43	—	43
Real estate	3,719	—	3,719
Commercial	354	(28)	326
Debit card fee income	6,126	—	6,126
Bank owned life insurance income (2)	1,093	82	1,175
ATM fees	532	—	532
Loss on sale of OREO, net	—	—	—
Gain on equity securities, net (2)	2,219	134	2,353
Other components of net periodic pension benefit income (2)	2,955	72	3,027
Miscellaneous (3)	2,604	149	2,753
Total other income	$31,247	$409	$31,656
(1) Of the $4.8 million of aggregate revenue included within "Other service income", approximately $1.2 million is within the scope of ASC 606, with the remaining $3.6 million consisting primarily of certain residential real estate loan fees which are out of scope.
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
(1) Of the $9.6 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $8.3 million consisting primarily of certain residential real estate loan fees which are out of scope.
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

Service charges on deposit accounts and ATM fees: The Corporation earns fees from the Corporation's deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering fees, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are generally recognized at the end of the month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

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

Risks and uncertainties that could cause actual results to differ materially include, without limitation:

•the ever-changing effects of the global novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants thereof - - on economies (local, national and international), supply chains and markets, on the labor market, including the potential for a sustained reduction in labor force participation, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities), the availability, effectiveness and acceptance of vaccines, and the implementation of fiscal stimulus packages;
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
•current and future economic and financial market conditions, either nationally or in the states in which Park and our subsidiaries do business, including the effects of higher unemployment rates, inflation, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the conflict in Ukraine), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic on our customers’ operations and financial condition, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
•factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the effect of monetary and other fiscal policies (including the impact of money supply, interest rate policies and policies impacting inflation, of the Federal Reserve Board, the U.S. Treasury and other governmental agencies) as well as disruption in the liquidity and functioning of U.S. financial markets, as a result of the COVID-19 pandemic and government policies implemented in response thereto, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, deposits and other financial instruments, in addition to the loan demand and the performance of our loan portfolio, and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins;
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
•changes in customers', suppliers', and other counterparties' performance and creditworthiness, and Park's expectations regarding future credit losses and our allowance for credit losses, may be different than anticipated due to the continuing impact of and the various responses to the COVID-19 pandemic;
•Park may have more credit risk and higher credit losses to the extent there are loan concentrations by location or industry of borrowers or collateral;
•the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
•the adequacy of our internal controls and risk management program in the event of changes in the market, economic, operational (including those which may result from our associates working remotely), asset/liability repricing, legal, compliance, strategic, cybersecurity, liquidity, credit and interest rate risks associated with Park's business;
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
•uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the CARES Act and the follow-up legislation in the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, to implement the provisions of the CARES Act and the follow-up legislation in the Consolidated Appropriations Act, 2021, the provisions of the American Rescue Plan Act of 2021, the provisions of the Dodd-Frank Act, and the Basel III regulatory capital reforms;
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
•the replacement of the LIBOR with other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
•and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Items Impacting Comparability of Period Results
From time to time, revenue, expenses and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results are due to merger and acquisition activities and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the (recovery of) / provision for credit losses (aside from those related to former Vision Bank loan relationships), gains (losses) on equity securities, net, and asset valuation adjustments, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity and the annualized return on average tangible assets, for the three months ended and at March 31, 2022 and March 31, 2021. For purposes of calculating the annualized return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end.

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

FTE (fully taxable equivalent) Ratios
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a corporate federal statutory tax rate of 21 percent. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

Paycheck Protection Program ("PPP") Loans
Park originated $764.7 million in loans as part of the PPP. These loans are not typical of Park's loan portfolio in that they are part of a specific government program to support businesses during the COVID-19 pandemic and are 100% guaranteed by the SBA. As such, management considers growth in the loan portfolio excluding PPP loans, the total allowance for credit losses to total loans ratio (excluding PPP loans), and general reserve on collectively evaluated loans as a percentage of total collectively evaluated loans (excluding PPP loans) in addition to the related U.S. GAAP metrics which are not adjusted for PPP loans.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2021 Form 10-K lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario considers among other things that: (1) the military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated resulting in a disruption in oil supply and increased inflation; (2) supply chain issues erode, with increased shortages of many goods, also boosting inflation; and (3) new cases, hospitalizations and deaths from COVID-19 start to rise significantly again, slowing growth in spending on air travel, retail and hotels. The adverse scenario forecasts unemployment for the next twelve months to range from 6.1% to 8.4%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $18.3 million as of March 31, 2022.

Refer to the "Credit Metrics and (Recovery of) Provision for Credit Losses" section of this MD&A for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of March 31, 2022, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2021, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. Management continues to monitor economic factors, including economic conditions as a result of the COVID-19 pandemic and responses thereto, and geopolitical conflict (including the conflict in Ukraine), to evaluate goodwill impairment. The fair value of the goodwill, which resides on the books of PNB, is evaluated for potential impairment by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2022 and 2021

Summary Discussion of Results

Net income for the three months ended March 31, 2022 was $38.9 million, compared to $42.8 million for the first quarter of 2021. Diluted earnings per common share were $2.38 for the first quarter of 2022, compared to $2.61 for the first quarter of 2021. Weighted average diluted common shares outstanding were 16,331,031 for the first quarter of 2022, compared to 16,439,920 weighted average diluted common shares outstanding for the first quarter of 2021.

COVID-19 Considerations

During 2022 and 2021, Park provided calamity pay and special bonuses to certain associates related to the COVID-19 pandemic. The cost of the calamity pay and special bonuses amounted to $606,000 and $634,000 for the three months ended March 31, 2022 and 2021, respectively, and is included within salaries expense.

Paycheck Protection Program: During 2020 and 2021, Park approved and funded 7,701 loans totaling $764.7 million. For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA, of which $1.5 million and $4.6 were recognized within loan interest income during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the remaining balance of PPP loans was $37.4 million.

Loan Modifications: Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans were considered current and continued to accrue interest during the deferral period.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first quarters (the three months ended March 31) of 2022 and 2021 and for the years ended December 31, 2021 and 2020. Park's segments include PNB and "All Other" which primarily consists of Park as the "Parent Company", GFSC and SEPH.

(In thousands)	Q1 2022		Q1 2021	2021	2020
PNB	$41,468	$(259)	$45,122	$159,461	$123,730
All Other	(2,593)		(2,291)	(5,516)	4,193
Total Park	$38,875		$42,831	$153,945	$127,923

Net income for the three months ended March 31, 2022 of $38.9 million represented a $3.9 million, or 9.2%, decrease compared to $42.8 million for the three months ended March 31, 2021. Net income for each of the three months ended March

31, 2022 and 2021 included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding All Other.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters (the three months ended March 31) of 2022 and 2021 and for the years ended December 31, 2021 and 2020.

(In thousands)	Q1 2022	Q1 2021	2021	2020
Net interest income	$79,372	$82,086	$328,398	$326,375
(Recovery of) provision for credit losses (1)	(4,547)	(4,194)	(8,554)	30,813
Other income	31,247	32,800	126,802	124,231
Other expense	64,216	63,576	266,678	268,938
Income before income taxes	$50,950	$55,504	$197,076	$150,855
Income tax expense	9,482	10,382	37,615	27,125
Net income	$41,468	$45,122	$159,461	$123,730
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2022 and 2021, and as of December 31, 2021 and the related (recovery of) provision for credit losses for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021 were calculated utilizing this guidance.

Net interest income of $79.4 million for the three months ended March 31, 2022 represented a $2.7 million, or 3.3%, decrease compared to $82.1 million for the three months ended March 31, 2021. The decrease was a result of a $3.5 million decrease in interest income, partially offset by an $834,000 decrease in interest expense.

The $3.5 million decrease in interest income was primarily due to a $5.8 million decrease in interest income on loans, partially offset by a $2.3 million increase in investment income. The decrease in interest income on loans was primarily the result of a $3.6 million decrease in interest income on PPP loans and a $2.2 million decrease in interest income on all other loans. Excluding PPP loans, there was a $7.2 million increase in average loans from $6.760 billion for the three months ended March 31, 2021 to $6.767 billion for the three months ended March 31, 2022. This increase in average loans was offset by a 14 basis point decline in the yield excluding PPP loans from 4.38% for the three months ended March 31, 2021 to 4.24% for the three months ended March 31, 2022.

The $2.3 million increase in investment income was primarily the result of a $676.1 million increase in average investments, from $1.09 billion for the three months ended March 31, 2021 to $1.76 billion for the three months ended March 31, 2022. The increase was partially offset by a decrease in the yield on investments, which decreased 42 basis points to 2.12% for the three months ended March 31, 2022, compared to 2.54% for the three months ended March 31, 2021.

The $834,000 decrease in interest expense was primarily due to a $895,000 decrease in interest expense on deposits, partially offset by a $61,000 increase in interest expense on borrowings. The decrease in interest expense on deposits was partially the result of a decrease in the cost of deposits of 8 basis points, from 0.16% for the three months ended March 31, 2021 to 0.08% for the three months ended March 31, 2022. The decrease in the interest expense on deposits was partially offset by a $42.2 million increase in average on-balance sheet interest bearing deposits from $5.13 billion for the three months ended March 31, 2021, to $5.17 billion for the three months ended March 31, 2022. The increase in on-balance sheet interest bearing deposits was due to increases in both transaction account and savings deposits, which were partially offset by a decline in higher-cost time deposits. During the three months ended March 31, 2022 and 2021, Park made the decision to participate in two programs to transfer deposits off balance sheet in order to manage growth of the balance sheet. This decision also minimized the increase in interest bearing deposits.

The recovery of credit losses of $4.5 million for the three months ended March 31, 2022 represented a difference of $0.3 million, compared to a recovery of credit losses of $4.2 million for the three months ended March 31, 2021. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional details regarding the level of the (recovery of) provision for credit losses recognized in each period presented above.

Other income of $31.2 million for the three months ended March 31, 2022 represented a decrease of $1.6 million, or 4.7%, compared to $32.8 million for the three months ended March 31, 2021. The $1.6 million decrease was primarily related to a $4.7 million decrease in other service income, which was primarily due to declines in fee income from mortgage loan originations and mortgage servicing rights, partially offset by an increase in investor rate locks and mortgage loans held for sale. This decrease in other service income was partially offset by increases of (i) $1.4 million in gain on equity securities, net; (ii) $968,000 in other components of net periodic pension benefit income; and (iii) $624,000 in income from fiduciary activities.

A summary of mortgage loan originations for each quarter of 2021, the year ended December 31, 2021 and the three months ended March 31, 2022 follows.

(In thousands)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	2021	Q1 2022
Mortgage Loan Origination Volume
Sold	$191,116	$142,398	$123,757	$98,007	$555,278	$69,053
Portfolio	82,613	74,670	66,718	60,685	284,686	53,498
Construction	28,987	37,266	28,486	24,816	119,555	32,928
Service released	1,266	2,204	4,537	5,795	13,802	4,660
Total mortgage loan originations	$303,982	$256,538	$223,498	$189,303	$973,321	$160,139

Refinances as a % of Total Mortgage Loan Originations	71.1%	50.0%	44.8%	44.2%	54.2%	41.7%

Total mortgage loan originations decreased $143.8 million, or 47.3%, to $160.1 million for the three months ended March 31, 2022 compared to $304.0 million for the three months ended March 31, 2021.

The table below reflects PNB's other expense for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Q1 2022	Q1 2021	change	% change
Other expense:
Salaries	$29,320	$28,579	$741	2.6%
Employee benefits	10,413	10,087	326	3.2%
Occupancy expense	3,230	3,317	(87)	(2.6)%
Furniture and equipment expense	2,936	2,607	329	12.6%
Data processing fees	7,423	7,625	(202)	(2.6)%
Professional fees and services	4,698	4,136	562	13.6%
Marketing	1,315	1,491	(176)	(11.8)%
Insurance	1,400	1,551	(151)	(9.7)%
Communication	874	1,100	(226)	(20.5)%
State tax expense	1,123	989	134	13.5%
Amortization of intangible assets	402	479	(77)	(16.1)%
Miscellaneous	1,082	1,615	(533)	(33.0)%
Total other expense	$64,216	$63,576	$640	1.0%

Other expense of $64.2 million for the three months ended March 31, 2022 represented an increase of $640,000, or 1.0%, compared to $63.6 million for the three months ended March 31, 2021. The increase in salaries expense was primarily related to increases in base salary expense and share-based compensation expense, partially offset by a decrease in additional compensation expense. The increase in employee benefits expense was primarily related to increased payroll tax expense, group insurance costs and other retirement benefits. The increase in furniture and equipment expense was primarily related to an increase in depreciation expense. The decrease in data processing fees was primarily related to a decrease in debit card processing expense, partially offset by an increase in software data processing expense. The increase in professional fees and services expense was primarily due to increases in management and consulting expense and legal expense, which were partially offset by decreases in temporary wage expense, title, appraisal and credit costs, and other fees. The decrease in communication expense was due to decreased postage and telephone expenses. The decrease in miscellaneous expense was due to decreased expense for the allowance on unfunded commitments.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	% change from 12/31/21	% change from 03/31/21
Loans	6,820,090	6,868,935	7,162,807	(0.71)%	(4.78)%
Loans less PPP loans (1)	6,782,666	6,794,515	6,775,817	(0.17)%	0.10%
Allowance for credit losses	78,808	83,111	86,560	(5.18)%	(8.96)%
Net loans	6,741,282	6,785,824	7,076,247	(0.66)%	(4.73)%
Investment securities	1,817,493	1,807,392	1,167,225	0.56%	55.71%
Total assets	9,544,545	9,538,217	9,884,055	0.07%	(3.43)%
Total deposits	8,255,304	8,157,720	8,485,798	1.20%	(2.72)%
Average assets (2)	9,798,555	9,814,766	9,573,763	(0.17)%	2.35%
Efficiency ratio (3)	57.63%	58.21%	55.00%	(1.00)%	4.78%
Return on average assets (4)	1.72%	1.62%	1.91%	6.17%	(9.95)%
(1) Excludes $37.4 million, $74.4 million and $387.0 million of PPP loans at March 31, 2022, December 31, 2021 and March 31, 2021.
(2) Average assets for the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021.
(3) Calculated utilizing FTE net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $819,000 for the three months ended March 31, 2022, $714,000 for the three months ended March 31, 2021 and $2.9 million for the year ended December 31, 2021.
(4) Annualized for the three months ended March 31, 2022 and 2021.

Loans outstanding at March 31, 2022 were $6.82 billion, compared to $6.87 billion at December 31, 2021, a decrease of $48.8 million. Loans outstanding at March 31, 2022 were $6.82 billion, compared to $7.16 billion at March 31, 2021, a decrease of $342.7 million. Excluding $37.4 million and $74.4 million of PPP loans at March 31, 2022 and December 31, 2021, respectively, loans outstanding were $6.78 billion at March 31, 2022, compared to $6.79 billion at December 31, 2021, a decrease of $11.8 million. Excluding $37.4 million and $387.0 million of PPP loans at March 31, 2022 and 2021, respectively, loans outstanding were $6.78 billion at March 31, 2022, compared to $6.78 billion at March 31, 2021, an increase of $6.8 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	change from 12/31/21	% change from 12/31/21	change from 03/31/21	% change from 03/31/21
Home equity	$159,667	$165,691	$171,495	$(6,024)	(3.64)%	$(11,828)	(6.90)%
Installment	1,685,627	1,685,687	1,657,140	(60)	—%	28,487	1.72%
Real estate	1,126,666	1,142,991	1,192,978	(16,325)	(1.43)%	(66,312)	(5.56)%
Commercial (excluding PPP loans) (1)	3,807,310	3,797,673	3,749,153	9,637	0.25%	58,157	1.55%
PPP loans	37,424	74,420	386,990	(36,996)	(49.71)%	(349,566)	(90.33)%
Other	3,396	2,473	5,051	923	37.32%	(1,655)	(32.77)%
Total loans	$6,820,090	$6,868,935	$7,162,807	$(48,845)	(0.71)%	$(342,717)	(4.78)%
Total loans (excluding PPP loans)	$6,782,666	$6,794,515	$6,775,817	$(11,849)	(0.17)%	$6,849	0.10%
(1) Excludes $37.4 million of PPP loans at March 31, 2022, $74.4 million of PPP loans at December 31, 2021 and $387.0 million of PPP loans at March 31, 2021.

PNB's allowance for credit losses decreased by $4.3 million, or 5.2%, to $78.8 million at March 31, 2022, compared to $83.1 million at December 31, 2021. Net recoveries were $245,000, or 0.01% of total average loans, for the three months ended March 31, 2022 and were $640,000, or 0.01% of total average loans, for the year ended December 31, 2021. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional information regarding PNB's loan portfolio and the level of (recovery of) provision for credit losses recognized in each period presented.

Total deposits at March 31, 2022 were $8.26 billion, compared to $8.16 billion at December 31, 2021, an increase of $97.6 million, or 1.2%. Total deposits at March 31, 2022 were $8.26 billion, compared to $8.49 million at March 31, 2021, a decrease of $230.5 million, or 2.7%. During the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, Park made the decision to participate in two programs to transfer deposits off balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At March 31, 2022, December 31, 2021 and March 31, 2021, Park had $1,149.2 million, $983.1 million and $809.1 million, respectively, in deposits which were off-balance sheet. Total deposits would have increased $263.7 million, or 2.9%, compared to December 31, 2021 had the $1,149.2 million and $983.1 million in deposits remained on the balance sheet at the respective dates. Total deposits would have increased $109.6 million, or 1.2%, compared to March 31, 2021 had the $1,149.2 million and $809.1 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	change from 12/31/21	% change from 12/31/21	change from 03/31/21	% change from 03/31/21
Non-interest bearing deposits	$3,315,210	$3,320,413	$3,158,237	$(5,203)	(0.2)%	$156,973	5.0%
Transaction accounts	1,587,856	1,502,876	1,598,437	84,980	5.7%	(10,581)	(0.7)%
Savings	2,657,694	2,622,771	2,906,929	34,923	1.3%	(249,235)	(8.6)%
Certificates of deposit	694,544	711,660	822,195	(17,116)	(2.4)%	(127,651)	(15.5)%
Total deposits	$8,255,304	$8,157,720	$8,485,798	$97,584	1.2%	$(230,494)	(2.7)%
Off balance sheet deposits	1,149,187	983,053	809,135	166,134	16.9%	340,052	42.0%
Total deposits including off balance sheet deposits	$9,404,491	$9,140,773	$9,294,933	$263,718	2.9%	$109,558	1.2%

All Other

The table below reflects All Other net (loss) income for the first quarters (the three months ended March 31) of 2022 and 2021 and for the years ended December 31, 2021 and 2020.

(In thousands)	Q1 2022	Q1 2021	2021	2020
Net interest (expense) income	$(1,686)	$(1,352)	$1,495	$1,255
Recovery of credit losses (1)	(58)	(661)	(3,362)	(18,759)
Other income	409	1,289	3,142	1,433
Other expense	3,157	4,289	16,840	17,657
Net (loss) income before income tax benefit	$(4,376)	$(3,691)	$(8,841)	$3,790
Income tax benefit	(1,783)	(1,400)	(3,325)	(403)
Net (loss) income	$(2,593)	$(2,291)	$(5,516)	$4,193
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2022 and 2021 and December 31, 2021 and the related recovery of credit losses for the three months ended March 31, 2022 and 2021, and the year ended December 31, 2021 were calculated utilizing this guidance.

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on GFSC loans and SEPH impaired loan relationships. The net interest (expense) income for All Other included interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park in August 2020 (the "Park Subordinated Notes").

Net interest (expense) income reflected net interest expense of $1.7 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. The change was largely the result of a decrease of $96,000 in loan interest income related to payment collections at SEPH, and a decrease of $383,000 in net interest income from GFSC, partially offset by a decrease in interest expense on borrowings of $141,000 mainly related to the Park Subordinated Notes.

All Other had other income of $409,000 for the three months ended March 31, 2022, compared to $1.3 million for the three months ended March 31, 2021. The change was largely due to an $430,000 decrease in income related to Partnership

Investments, which went from a $634,000 gain for the three months ended March 31, 2021 to a $204,000 gain for the three months ended March 31, 2022, and a $413,000 difference in gain (loss) on equity securities, net, which went from a $343,000 gain for the three months ended March 31, 2021 to a $70,000 loss for the three months ended March 31, 2022.

All Other had other expense of $3.2 million for the three months ended March 31, 2022, compared to $4.3 million for the three months ended March 31, 2021. The decrease was largely due to a $339,000 decrease in occupancy expenses and a $367,000 decrease in professional fees and services.

The table below provides certain balance sheet information for All Other as of or for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	% change from 12/31/21	% change from 3/31/21
Loans	$1,516	$2,187	$5,938	(30.68)%	(74.47)%
Allowance for credit losses	53	86	326	(38.37)%	(83.74)%
Net loans	1,463	2,101	5,612	(30.37)%	(73.93)%
Total assets	31,807	22,037	30,014	44.33%	5.97%
Average assets (1)	26,827	32,692	38,779	(17.94)%	(30.82)%
(1) Average assets for the three months ended March 31, 2022 and 2021, and the year ended December 31, 2021.

Park National Corporation

The table below reflects Park's consolidated net income for the first quarters (the three months ended March 31) of 2022 and 2021 and for the years ended December 31, 2021 and 2020.

(In thousands)	Q1 2022	Q1 2021	2021	2020
Net interest income	$77,686	$80,734	$329,893	$327,630
(Recovery of) provision for credit losses (1)	(4,605)	(4,855)	(11,916)	12,054
Other income	31,656	34,089	129,944	125,664
Other expense	67,373	67,865	283,518	286,595
Income before income taxes	$46,574	$51,813	$188,235	$154,645
Income tax expense	7,699	8,982	34,290	26,722
Net income	$38,875	$42,831	$153,945	$127,923
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of March 31, 2022 and 2021 and December 31, 2021 and the related recovery of (provision for) credit losses for the three months ended March 31, 2022 and 2021, and the year ended December 31, 2021 were calculated utilizing this guidance.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2022 and 2021

Net interest income decreased by $3.0 million, or 3.8%, to $77.7 million for the first quarter of 2022, compared to $80.7 million for the first quarter of 2021. See the discussion under the table below.

	Three months ended March 31, 2022			Three months ended March 31, 2021
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,829,336	$72,584	4.31%	$7,138,854	$78,910	4.48%
Taxable investments	1,397,975	6,130	1.78%	814,586	4,256	2.12%
Tax-exempt investments (2)	371,695	3,098	3.38%	278,955	2,578	3.75%
Money market instruments	360,103	153	0.17%	553,906	143	0.11%
Interest earning assets	$8,959,109	$81,965	3.71%	$8,786,301	$85,887	3.96%

Interest bearing deposits	$5,170,296	1,071	0.08%	$5,129,357	1,970	0.16%
Short-term borrowings	223,157	244	0.44%	318,406	183	0.23%
Long-term debt	188,267	2,145	4.62%	220,300	2,286	4.21%
Interest bearing liabilities	$5,581,720	$3,460	0.25%	$5,668,063	$4,439	0.32%
Excess interest earning assets	$3,377,389			$3,118,238
Tax equivalent net interest income		$78,505			$81,448
Net interest spread			3.46%			3.64%
Net interest margin			3.55%			3.76%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $168,000 for the three months ended March 31, 2022 and $173,000 for the same period of 2021.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $651,000 for the three months ended March 31, 2022 and $541,000 for the same period of 2021.

Average interest earning assets for the first quarter of 2022 increased by $172.8 million, or 2.0%, to $8,959 million for the first quarter of 2022, compared to $8,786 million for the first quarter of 2021. The average yield on interest earning assets decreased by 25 basis points to 3.71% for the first quarter of 2022, compared to 3.96% for the first quarter of 2021.

Interest income for the three months ended March 31, 2022 and 2021 included purchase accounting accretion of $477,000 and $1.1 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $42,000 and $105,000, respectively, of interest income related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB. Interest income for the three months ended March 31, 2022 and 2021 also included $1.6 million and $5.2 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the yield on loans was 4.22% and 4.34% for the three months ended March 31, 2022 and 2021, respectively, and the yield on earning assets was 3.64% and 3.82% for the three months ended March 31, 2022 and 2021, respectively.

Average interest bearing liabilities for the first quarter of 2022 decreased by $86.3 million, or 1.5%, to $5,582 million, compared to $5,668 million for the first quarter of 2021. The average cost of interest bearing liabilities decreased by 7 basis points to 0.25% for the first quarter of 2022, compared to 0.32% for the first quarter of 2021. During the year ended December 31, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet. At March 31, 2022 and 2021, Park had $1,149.2 million and $809.1 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.21% and 0.28% for the first quarters of 2022 and 2021, respectively.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH impaired loan relationships and the interest income related to PPP loans, the net interest margin was 3.48% and 3.61% for the three months ended March 31, 2022 and 2021, respectively.

Yield on Loans: Average loan balances decreased $309.5 million, or 4.3%, to $6,829 million for the first quarter of 2022, compared to $7,139 million for the first quarter of 2021. The average yield on the loan portfolio decreased by 17 basis points to 4.31% for the first quarter of 2022, compared to 4.48% for the first quarter of 2021. Average loans for the first quarters of 2022 and 2021 included $60.0 million and $369.1 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022		Three months ended March 31, 2021
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$161,827	3.53%	$175,496	3.91%
Installment loans	1,680,738	4.67%	1,658,098	4.91%
Real estate loans	1,130,635	3.69%	1,197,687	3.89%
Commercial loans (1)	3,853,302	4.36%	4,104,900	4.50%
Other	2,834	11.73%	2,673	13.32%
Total loans before allowance	$6,829,336	4.31%	$7,138,854	4.48%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $168,000 for the three months ended March 31, 2022 and $173,000 for the same period of 2021.

Loan interest income for the three months ended March 31, 2022 and 2021 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH impaired loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, (a) the yield on home equity loans was 3.40%, the yield on installment loans was unchanged at 4.67%, the yield on real estate loans was 3.67%, the yield on commercial loans was 4.21% and the yield on total loans and leases before allowance was 4.22% for the three months ended March 31, 2022; and (b) the yield on home equity loans was 3.49%, the yield on installment loans was unchanged at 4.91%, the yield on real estate loans was 3.85%, the yield on commercial loans was 4.27% and the yield on total loans and leases before allowance was 4.34% for the three months ended March 31, 2021.

Cost of Deposits: Average interest bearing deposit balances increased $40.9 million, or 0.8%, to $5,170 million for the first quarter of 2022, compared to $5,129 for the first quarter of 2021. The average cost of funds on deposit balances decreased by 8 basis points to 0.08% for the first quarter of 2022, compared to 0.16% for the first quarter of 2021.

The table below shows for the three months ended March 31, 2022 and 2021, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2022		Three months ended March 31, 2021
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,639,828	0.02%	$1,457,617	0.02%
Savings deposits and clubs	2,829,331	0.04%	2,823,920	0.04%
Time deposits	701,137	0.42%	847,820	0.76%
Total interest bearing deposits	$5,170,296	0.08%	$5,129,357	0.16%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2022 and for the years ended December 31, 2021, 2020 and 2019.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - first three months	4.31%	2.11%	0.17%	3.71%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $168,000 for the three months ended March 31, 2022, and $704,000, $623,000, and $576,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $651,000 for the three months ended March 31, 2022, and $2.2 million, $2.2 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3) Interest income for the three months ended March 31, 2022 and for the years ended December 31, 2021, 2020 and 2019 included $42,000, $8.0 million,$453,000, and $256,000, respectively, related to payments received on certain SEPH impaired loan relationships, some of which are participated with PNB, as well as $477,000, $3.3 million, $4.4 million, and $5.2 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the three months ended March 31, 2022 and for the years ended December 31, 2021 and December 31, 2020 included $1.6 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income, the yield on loans was 4.22%, 4.27%, 4.63%, and 5.09%, for the three months ended March 31, 2022, and for the years ended December 31, 2021, 2020 and 2019, respectively, and the yield on earning assets was 3.64%, 3.64%, 4.20%, and 4.62%, for the three months ended March 31, 2022 and for the years ended December 31, 2021, 2020 and 2019, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2022 and for the years ended December 31, 2021, 2020 and 2019.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - first three months	0.08%	0.44%	4.62%	0.25%
(1) Interest expense for the three months ended March 31, 2022 and the years ended December 31, 2021, 2020 and 2019 included $3,000, $46,000, $226,000, and $593,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, for the three months ended March 31, 2022 and the years ended December 31, 2021, 2020 and 2019, the cost of funds on interest bearing deposits was 0.08%, 0.12%, 0.41%, and 1.02%, respectively, and the cost of interest bearing liabilities was 0.25%, 0.28%, 0.53%, and 1.13%, respectively.

Credit Metrics and (Recovery of) Provision for Credit Losses

The (recovery of) provision for credit losses is the amount subtracted from/added to the allowance for credit losses to ensure the allowance is sufficient to absorb estimated credit losses over the life of a loan. The amount of the (recovery of) provision for credit losses is determined by management based on relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

The adoption of ASU 2016-13 on January 1, 2021 resulted in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in an $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded.

The table below provides additional information on the recovery of credit losses for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses:
Beginning balance	$83,197	$85,675
Cumulative change in accounting principle; adoption of ASU 2016-13	—	6,090
Charge-offs	1,347	1,701
Recoveries	1,616	1,677
Net (recoveries) charge-offs	(269)	24
Recovery of credit losses	(4,605)	(4,855)
Ending balance	$78,861	86,886

Net (recoveries) charge-offs as a % of average loans (annualized)	(0.02)%	—%

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at March 31, 2022, December 31, 2021 and March 31, 2021.

Park - Allowance for Credit Losses
(Dollars in thousands)	3/31/2022	12/31/2021	3/31/2021
Total allowance for credit losses	$78,861	$83,197	$86,886
Allowance on PCD loans	—	—	—
Specific reserves on individually evaluated loans	1,513	1,616	4,962
General reserves on collectively evaluated loans	$77,348	$81,581	$81,924

Total loans	$6,821,606	$6,871,122	$7,168,745
PCD loans	6,987	7,149	10,284
Individually evaluated loans	63,209	74,502	100,407
Collectively evaluated loans	$6,751,410	$6,789,471	$7,058,054

Allowance for credit losses as a % of period end loans	1.16%	1.21%	1.21%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (1)	1.16%	1.22%	1.28%

General reserve as a % of collectively evaluated loans	1.15%	1.20%	1.16%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (1)	1.15%	1.21%	1.22%
(1) Excludes $37.4 million of PPP loans and $39,000 in related allowance at March 31, 2022; $74.4 million of PPP loans and $77,000 in related allowance at December 31, 2021; and $ 387.0 million of PPP loans and $389,000 related allowance at March 31, 2021.

The allowance for credit losses of $78.9 million at March 31, 2022 represented a $4.3 million, or 5.2%, decrease compared to $83.2 million at December 31, 2021. The decline was largely due to a $4.2 million decrease in general reserves, taking into consideration changing economic forecasts while balancing the risks associated with the COVID-19 pandemic, particularly in high risk loan portfolios such as hotel and accommodations, restaurants and food service and strip shopping centers, inflation, geopolitical conflict (including the conflict in Ukraine), and other economic risks. Additionally, there was a $103,000 decrease in specific reserves on individually evaluated loans from $1.6 million at December 31, 2021 to $1.5 million at March 31, 2022. See the section entitled "Allowance for Credit Losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At December 31, 2021, other nonperforming assets consisted of aircraft acquired as part of a loan workout. There were no other nonperforming assets at March 31, 2022.

The following table compares Park’s nonperforming assets at March 31, 2022, December 31, 2021 and March 31, 2021.

(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Nonaccrual loans	$54,018	$72,722	$114,708
Accruing TDRs	32,428	28,323	14,817
Loans past due 90 days or more	445	1,607	802
Total nonperforming loans	$86,891	$102,652	$130,327

OREO	760	775	844
Other nonperforming assets	—	2,750	3,164
Total nonperforming assets	$87,651	$106,177	$134,335

Percentage of nonaccrual loans to total loans	0.79%	1.06%	1.60%
Percentage of nonperforming loans to total loans	1.27%	1.49%	1.82%
Percentage of nonperforming assets to total loans	1.28%	1.55%	1.87%
Percentage of nonperforming assets to total assets	0.92%	1.11%	1.35%

Included in the OREO totals above were $594,000 of SEPH OREO at each of March 31, 2022, December 31, 2021 and March 31, 2021.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at March 31, 2022, December 31, 2021 and March 31, 2021. Loans are classified as current if they are less than 30 days past due.

	March 31, 2022		December 31, 2021		March 31, 2021
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$36,415	0.53%	$53,259	0.78%	$94,572	1.32%
Nonaccrual loans - past due	17,603	0.26%	19,463	0.28%	20,136	0.28%
Total nonaccrual loans	$54,018	0.79%	$72,722	1.06%	$114,708	1.60%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Pass-rated	$3,696,217	$3,712,784	$3,912,572
Special mention	78,432	75,397	109,561
Substandard	75	—	436
Individually evaluated for impairment	63,209	74,502	100,407
Accruing PCD	6,497	6,630	9,766
Total	$3,844,430	$3,869,313	$4,132,742
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park had $78.5 million of collectively evaluated commercial loans included on the watch list at March 31, 2022, compared to $75.4 million at December 31, 2021, and $110.0 million at March 31, 2021. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The $78.5 million of collectively evaluated commercial watch list loans as of March 31, 2022 is elevated compared to pre-pandemic levels, an increase of $51.7 million compared to $26.8 million at March 31, 2020. This $51.7 million increase was largely due to $54.4 million of hotels and accommodations loans that were downgraded to special mention as a result of the impact of COVID-19. In addition to the $54.4 million in hotels and accommodations loans that were downgraded to special mention, $4.8 million in hotels and accommodations loans were downgraded to nonaccrual status. Park is closely monitoring the impact of COVID-19 on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Delinquencies have remained low since the start of the COVID-19 pandemic. Delinquent and accruing loans were $10.1 million, or 0.15% of total loans at March 31, 2022, compared to $15.1 million, or 0.22% of total loans at December 31, 2021, and $13.8 million, or 0.19% of total loans at March 31, 2021.

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

Individually evaluated commercial loans were $63.2 million at March 31, 2022, a decrease of $11.3 million, compared to $74.5 million at December 31, 2021 and a decrease of $37.2 million, compared to $100.4 million at March 31, 2021. The $63.2 million of individually evaluated commercial loans at March 31, 2022 included $22.9 million of loans modified in a TDR which are currently on accrual status and performing in accordance with the restructured terms, up from $17.5 million at December 31, 2021.

At March 31, 2022, Park had taken partial charge-offs of $624,000 related to the $63.2 million of the individually evaluated commercial loans, compared to partial charge-offs of $624,000 related to the $74.5 million of individually evaluated commercial loans at December 31, 2021.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At both March 31, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2022 and December 31, 2021 was $7.0 million and $7.1 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of March 31, 2022 are detailed below.

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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment between 3.32% and 3.97%, during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the current weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of March 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.75%, during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, volatility in consumer confidence, workforce challenges, and geopolitical conflict (including the conflict in Ukraine) continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2022.

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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or impaired status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation Even though COVID-19 case numbers have declined since December 31, 2021, these industries are still recovering from the pandemic effects. As of March 31, 2022, additional reserves totaling $3.8 million were added for these portfolios on top of the quantitative reserve already calculated. This is a decrease from $5.2 million as of December 31, 2021 and reflects improvement in COVID-19 cases and eased COVID-19 health department precautions. Management believes there is still residual risk in these portfolios related to pandemic effects and uncertainty in future COVID-19 strains and related impacts.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	March 31, 2022		December 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve	Pass Rated Balance	Additional Reserve
Hotels and accommodations	$148,108	$1,670	$148,018	$2,226
Restaurants and food service	44,606	754	40,648	917
Strip shopping centers	167,099	1,384	184,171	2,033
Total	$359,813	$3,808	$372,837	$5,176

Additionally, at March 31, 2022, management applied a 1.00% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This 1.00% reserve was maintained from December 31, 2021. At March 31, 2022, Park's originated hotels and accommodation loans had a balance of $206.2 million with an additional reserve related to valuation risks of $2.1 million. At December 31, 2021, Park's originated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million.

There is still a significant amount of uncertainty related to the long-term economic impact of COVID-19, including the duration of the pandemic, the risk related to new variants, future government programs that may be established in response to the pandemic, and the resiliency of the U.S. economy. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

As of March 31, 2022, Park had $37.4 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Other Income

Other income decreased by $2.4 million to $31.7 million for the quarter ended March 31, 2022, compared to $34.1 million for the first quarter of 2021.

The decrease for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in other service income, partially offset by increases in income from fiduciary activities, gain on equity securities, net, and other components of net periodic pension benefit income.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2022	2021	Change
Income from fiduciary activities	$8,797	$8,173	$624
Service charges on deposit accounts	2,074	2,054	20
Other service income	4,819	9,617	(4,798)
Debit card fee income	6,126	6,086	40
Bank owned life insurance income	1,175	1,165	10
ATM fees	532	530	2
Loss on sale of OREO, net	—	(33)	33
Gain on equity securities, net	2,353	1,810	543
Other components of net periodic pension benefit income	3,027	2,038	989
Miscellaneous	2,753	2,649	104
Total other income	$31,656	$34,089	$(2,433)

Income from fiduciary activities increased by $624,000, or 7.6%, to $8.8 million for the three months ended March 31, 2022, compared to $8.2 million for the same period of 2021. The average market value of assets under management for the three months ended March 31, 2022 was $7,515 million compared to $7,061 million for the same period in 2021.

Other service income decreased by $4.8 million, or 49.9%, to $4.8 million for the three months ended March 31, 2022, compared to $9.6 million for the same period of 2021. The primary reasons for the decrease for the three months ended March 31, 2022 compared to the same period of 2021 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $4.7 million, and a decrease in mortgage servicing rights income of $1.0 million, offset by an increase in investor rate locks and mortgage loans held for sale of $904,000. Mortgage origination volume decreased by $143.8 million to $160.1 million for the three months ended March 31, 2022 from $304.0 million for the three months ended March 31, 2021.

Gain on equity securities, net, increased $543,000, to a net gain of $2.4 million for the three months ended March 31, 2022, compared to a net gain of $1.8 million for the same period in 2021. The $543,000 increase for the three months ended March 31, 2022 was related to a $1.0 million increase in the gain on equity securities held at NAV, which went from a $1.4 million gain for the three months ended March 31, 2021 to a $2.4 million gain for the three months ended March 31, 2022, offset by a $527,000 decrease in gain (loss) on other equity securities, which went from a $435,000 gain for the three months ended March 31, 2021 to a $92,000 loss for the three months ended March 31, 2022.

Other components of net periodic pension benefit income increased $989,000 to $3.0 million for the three months ended March 31, 2022 compared to $2.0 million for the same period in 2021. The increase was largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets as well as a decrease in the amortization of unrecognized net actuarial losses.

Other Expense

Other expense decreased by $492,000 to $67.4 million for the three months ended March 31, 2022 compared to $67.9 million for the same period of 2021.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2022	2021	Change
Salaries	$30,521	$29,896	$625
Employee benefits	10,499	10,201	298
Occupancy expense	3,214	3,640	(426)
Furniture and equipment expense	2,937	2,610	327
Data processing fees	7,504	7,712	(208)
Professional fees and services	5,858	5,664	194
Marketing	1,317	1,491	(174)
Insurance	1,405	1,691	(286)
Communication	890	1,122	(232)
State tax expense	1,192	1,108	84
Amortization of intangible assets	402	479	(77)
Miscellaneous	1,634	2,251	(617)
Total other expense	$67,373	$67,865	$(492)

Salaries increased by $625,000, or 2.1%, to $30.5 million for the three months ended March 31, 2022, compared to $29.9 million for the same period in 2021. The increase was primarily due to an increase of $687,000 in base salary expense and a $145,000 increase in share-based compensation expense, partially offset by a decrease of $324,000 in additional compensation expense.

Employee benefits increased $298,000, or 2.9%, to $10.5 million for the three months ended March 31, 2022, compared to $10.2 million for the same period in 2021. The $298,000 increase was primarily due to increased payroll tax expense of $175,000, and a $101,000 increase in Park's KSOP match.

Occupancy expense decreased by $426,000, or 11.7%, to $3.2 million for the three months ended March 31, 2022, compared to $3.6 million for the same period in 2021. The decrease was primarily related to reductions in rental, maintenance, and janitorial expenses, partially offset by an increase in utilities expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Furniture and equipment expense increased $327,000, or 12.5%, to $2.9 million for the three months ended March 31, 2022 compared to $2.6 million for the same period in 2021. The increase primarily related to an increase in depreciation expense of $271,000 compared to the same period in 2021.

Insurance expense decreased $286,000, or 16.9%, to $1.4 million for the three months ended March 31, 2022 compared to $1.7 million for the same period in 2021. The $286,000 decrease was mainly due to a decline in FDIC insurance assessments (premiums).

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense decreased $617,000, or 27.4%, to $1.6 million for the three months period ended March 31, 2022, compared to $2.3 million for the same period of 2021. The $617,000 decrease in expense was primarily related to a $596,000 decrease in the provision for the allowance for unfunded credit losses and a decline of $149,000 in non-loan related losses, partially offset by an increase of $104,000 in supplies expense.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED
(in thousands)	March 31, 2022	March 31, 2021	Affected Line Item
Net interest income	$77,686	$80,734
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	477	1,110	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	3	21	Interest on deposits
less interest income on former Vision Bank relationships	42	105	Interest and fees on loans
Net interest income - adjusted	$77,164	$79,498

Recovery of credit losses	$(4,605)	$(4,855)
less recoveries on former Vision Bank relationships	(1)	(257)	Recovery of credit losses
Recovery of credit losses - adjusted	$(4,604)	$(4,598)

Total other income	$31,656	$34,089
less other service income related to former Vision Bank relationships	—	58	Other service income
Total other income - adjusted	$31,656	$34,031

Total other expense	$67,373	$67,865
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	8	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	4	Insurance
less COVID-19 related expenses	606	634	Salaries
less severance and restructuring charges	42	108	Salaries
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	—	107	Professional fees and services
less rebranding initiative related expenses	264	—	Occupancy expense
less rebranding initiative related expenses	80	—	Furniture and equipment expense
less rebranding initiative related expenses	—	589	Data processing fees
less rebranding initiative related expenses	—	29	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	402	479	Amortization of intangible assets
Total other expense - adjusted	$65,979	$65,907

Tax effect of adjustments to net income identified above (7)	$183	$85

Net income - reported	$38,875	$42,831
Net income - adjusted (6)	$39,563	$43,153

	THREE MONTHS ENDED
(in thousands, except share and per share data)	March 31, 2022	March 31, 2021
Diluted EPS	$2.38	$2.61
Diluted EPS, adjusted (6)	$2.42	$2.62

Annualized return on average assets (1)(2)	1.60%	1.81%
Annualized return on average assets, adjusted (1)(2)(6)	1.63%	1.82%

Annualized return on average tangible assets (1)(2)(4)	1.63%	1.84%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.66%	1.85%

Annualized return on average shareholders' equity (1)(2)	14.26%	16.63%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	14.51%	16.76%

Annualized return on average tangible equity (1)(2)(3)	16.80%	19.84%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	17.09%	19.98%

Efficiency ratio (5)	61.16%	58.74%
Efficiency ratio, adjusted (5)(6)	60.18%	57.69%

Annualized net interest margin (5)	3.55%	3.76%
Annualized net interest margin, adjusted (5)(6)	3.53%	3.70%

Financial Reconciliations

(1) Reported measure uses net income
(2) Averages are for the three months ended March 31, 2022 and March 31, 2021.
(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED
	March 31, 2022	March 31, 2021
AVERAGE SHAREHOLDERS' EQUITY	$1,105,540	$1,044,412
Less: Average goodwill and other intangible assets	166,918	168,690
AVERAGE TANGIBLE EQUITY	$938,622	$875,722

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED
	March 31, 2022	March 31, 2021
AVERAGE ASSETS	$9,825,382	$9,612,542
Less: Average goodwill and other intangible assets	166,918	168,690
AVERAGE TANGIBLE ASSETS	$9,658,464	$9,443,852

(5) Efficiency ratio is calculated by dividing total other expense by the sum of FTE net interest income and other income. Fully taxable equivalent net interest income reconciliation is shown assuming a 21% federal corporate income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing fully taxable equivalent net interest income by average interest earning assets.

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED
	March 31, 2022	March 31, 2021
Interest income	$81,146	$85,173
FTE adjustment	819	714
FTE interest income	$81,965	$85,887
Interest expense	3,460	4,439
FTE net interest income	$78,505	$81,448

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, recovery of credit losses, total other income and total other expense.
(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

Income Tax

Income tax expense was $7.7 million for the first quarter of 2022 and consisted of federal income tax expense of $7.4 million and state income tax expense of $305,000. This compares to income tax expense of $9.0 million for the first quarter of 2021 which consisted of federal income tax expense of $8.7 million and state income tax expense of $264,000. The effective income tax rate for the first quarter of 2022 was 16.5%, compared to 17.3% for the same period in 2021.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2022 year will be approximately $6.7 million.

Comparison of Financial Condition
At March 31, 2022 and December 31, 2021

Changes in Financial Condition

Total assets increased by $16.1 million, or 0.2%, during the first three months of 2022 to $9,576 million at March 31, 2022, compared to $9,560 million at December 31, 2021. This increase was primarily due to the following:

•Cash and cash equivalents increased by $27.7 million, or 12.6%, to $246.9 million at March 31, 2022, compared to $219.2 million at December 31, 2021. Money market instruments were $87.0 million at March 31, 2022, compared to $74.7 million at December 31, 2021 and cash and due from banks were $159.9 million at March 31, 2022, compared to $144.5 million at December 31, 2021.
•Investment securities increased $16.9 million, or 0.9%, to $1,832 million at March 31, 2022, compared to $1,815 million at December 31, 2021.
•Loans decreased by $49.5 million, or 0.7%, to $6,822 million at March 31, 2022, compared to $6,871 million at December 31, 2021. PPP loans were $37.4 million at March 31, 2022 compared to $74.4 million at December 31, 2021.
•Bank owned life insurance increased by $8.3 million, or 3.9%, to $224.1 million at March 31, 2022, compared to $215.8 million at December 31, 2021.
•Other assets increased by $9.6 million, or 94.4%, to $19.7 million at March 31, 2022, compared to $10.2 million at December 31, 2021. This was primarily related to an increase in deferred tax assets.

Total liabilities increased by $50.5 million, or 0.6%, during the first three months of 2022 to $8,500 million at March 31, 2022, compared to $8,449 million at December 31, 2021. This increase was primarily due to the following:

•Total deposits increased by $91.8 million, or 1.2%, to $7,996 million at March 31, 2022, compared to $7,905 million at December 31, 2021. During 2020, Park made the decision to participate in an OWS program in order to manage the balance sheet. At March 31, 2022 and December 31, 2021, Park had $1,149.2 million and $809.1 million, respectively, in off-balance sheet deposits.
•Short-term borrowings decreased by $32.9 million, or 13.8%, to $205.9 million at March 31, 2022, compared to $238.8 million at December 31, 2021.
•Unfunded commitments in affordable housing tax credit investments decreased by $7.3 million, or 25.5%, to $21.2 million at March 31, 2022, compared to $28.5 million at December 31, 2021.

Total shareholders’ equity decreased by $34.4 million, or 3.1%, to $1,076.4 million at March 31, 2022, from $1,110.8 million at December 31, 2021. This decrease was primarily due to the following:

•Accumulated other comprehensive (loss) income, net of taxes changed by $55.6 million, from a positive $15.2 million at December 31, 2021, to a negative $40.5 million at March 31, 2022, as a result of unrealized net holding losses on debt securities AFS, net of taxes, of $55.8 million, partially offset by an unrealized gain on cash flow hedging derivatives, net of taxes, of $139,000.
•Retained earnings increased by $20.7 million during the period primarily as a result of net income of $38.9 million, partially offset by common share dividends of $17.2 million.
•Treasury shares decreased by $3.0 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash provided by operating activities was $28.3 million and $45.9 million for the three months ended March 31, 2022 and 2021, respectively. Net income was the primary source of cash from operating activities for each of the three-month periods ended March 31, 2022 and 2021.

Cash used in investing activities was $40.0 million and $75.5 million for the three months ended March 31, 2022 and 2021, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions used cash of $76.0 million for the three months ended March 31, 2022 and used cash of $67.2 million for the three months ended March 31, 2021. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $52.4 million for the three months ended March 31, 2022 and cash provided by the net decrease in the loan portfolio was $616,000 for the three months ended March 31, 2021.

Cash provided by financing activities was $39.4 million and $602.4 million for the three months ended March 31, 2022 and 2021, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $91.8 million and $663.9 million of cash for the three months ended March 31, 2022 and 2021, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the three months ended March 31, 2022, net short-term borrowings decreased and used $32.9 million in cash. For the three months ended March 31, 2021, net short-term borrowings decreased and used $36.8 million in cash and net long-term borrowings decreased and used $2.5 million in cash. Finally, cash declined by $17.1 million and $20.2 million for the three months ended March 31, 2022 and 2021, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 71.23% at March 31, 2022, compared to 71.87% at December 31, 2021 and 72.31% at March 31, 2021. Cash and cash equivalents were $246.9 million at March 31, 2022, compared to $219.2 million at December 31, 2021 and $943.3 million at March 31, 2021. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2022 was $1,076.4 million, or 11.2% of total assets, compared to $1,110.8 million, or 11.6% of total assets, at December 31, 2021 and $1,041.3 million, or 10.5% of total assets, at March 31, 2021.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on debt securities AFS in computing regulatory capital. Park has adopted the Basel III regulatory capital framework as approved by the federal banking agencies. Under the Basel III regulatory capital framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers, Park must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer include the 2.50% buffer. The Federal Reserve Board has also adopted capital requirements Park must maintain to be deemed "well capitalized" and remain a financial holding company.

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2022. The following table indicates the capital ratios for PNB and Park at March 31, 2022 and December 31, 2021.

	At March 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.69%	11.18%	11.18%	12.61%
Park National Corporation	9.98%	12.80%	12.61%	16.21%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.58%	11.05%	11.05%	12.56%
Park National Corporation	9.77%	12.57%	12.37%	16.05%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 79 of Park’s 2021 Form 10-K (Table 39) for disclosure concerning contractual obligations and commitments at December 31, 2021. There were no other significant changes in contractual obligations and commitments during the first three months of 2022.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Loan commitments	$1,395,422	$1,364,224
Standby letters of credit	$16,903	$18,216

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 79 of Park’s 2021 Form 10-K.

On page 78 (Table 38) of Park’s 2021 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,895.3 million or 21.70% of total interest earning assets at December 31, 2021. At March 31, 2022, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,775.1 million or 20.21% of total interest earning assets.

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

On page 79 of Park’s 2021 Form 10-K, management reported that at December 31, 2021, the earnings simulation model projected that net income would increase by 7.5% using a rising interest rate scenario and decrease by 15.1% using a declining interest rate scenario over the next year. At March 31, 2022, the earnings simulation model projected that net income would increase by 4.6% using a rising interest rate scenario and would decrease by 16.3% in a declining interest rate scenario. At March 31, 2022, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

    There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park's subsidiaries are parties to incidental to their respective businesses. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2021 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2021 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2022, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2022	—	$—	—	1,195,088
February 1 through February 28, 2022	—	—	—	1,195,088
March 1 through March 31, 2022	—	—	—	1,195,088
Total	—	$—	—	1,195,088

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
Certificate of Amendment by Directors to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing the adoption of an amendment by the Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006))

3.1(g)
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
Certificate of Amendment as filed with the Ohio Secretary of State on April 26, 2022 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Park National Corporation's Articles of Incorporation to add a new Article NINTH to eliminate cumulative voting rights in the election of directors (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed April 27, 2022 (File No. 1-13006) ("Park's April 27, 2022 Form 8-K"))

3.1(i)
Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (Filed herewith)

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
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article Five (Incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File No. 1-13006))

3.2(e)
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 25, 2022 of Amendments to Section 1.10 and Section 2.04 of Park National Corporation's Regulations to eliminate the textual references to the right of Park National Corporation's shareholders to have cumulative voting apply in the election of directors (Incorporated herein by reference to Exhibit 3.2 to Park National Corporation's Current Report on Form 8-K dated and filed April 27, 2022 (File No. 1-13006))

3.2(f)
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including those adopted by the shareholders of Park National Corporation on April 25, 2022] (Filed herewith)

10.1
Summary of Base Salaries for Executive Officers of Park National Corporation (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 1-13006) ("Park's 2021 Form 10-K"))

10.2	Summary of Certain Compensation for Directors of Park National Corporation (Incorporated herein by reference to Exhibit 10.17 to Park's 2021 Form 10-K)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2022 and 2021 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
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

PARK NATIONAL CORPORATION

DATE: May 3, 2022	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: May 3, 2022	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)