Form 10-Q
period 2022-06-30
PARK NATIONAL CORP /OH/
filed 2022-08-01
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,253,794 Common Shares, no par value per share, outstanding at July 29, 2022.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Unaudited Consolidated Condensed Financial Statements, Notes to Unaudited Consolidated Condensed Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	LIBOR	London Inter-Bank Offered Rate
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
Allowance	Allowance for credit losses	NAV	Net asset value
AOCI	Accumulated other comprehensive (loss) income	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	OCI	Other comprehensive (loss) income
ASU	Accounting Standards Update	OREO	Other real estate owned
AUCL	Allowance for unfunded credit losses	OWS	One-way sell
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Park	Park National Corporation and its subsidiaries
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CECL	Current expected credit loss	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PPP	CARES Act Paycheck Protection Program
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GDP	Gross domestic product	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEC	U.S. Securities and Exchange Commission
HPI	Home price index	SEPH	SE Property Holdings, LLC
HTM	Held-to-maturity	TBRSUs	Time-based restricted stock units
IRLC	Interest rate lock commitment	TDRs	Troubled debt restructurings
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	U.S. GAAP	United States Generally Accepted Accounting Principles
LDA	Loss driver analysis	U.S.	United States
LGD	Loss given default

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$171,114	$144,507
Money market instruments	75,327	74,673
Cash and cash equivalents	246,441	219,180

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,939,877 and $1,727,363 at June 30, 2022 and December 31, 2021, respectively, and no allowance for credit losses at June 30, 2022 and December 31, 2021)	1,839,103	1,754,140
Other investment securities	81,621	61,268
Total investment securities	1,920,724	1,815,408

Commercial loans held for sale	6,321	—

Loans	6,958,685	6,871,122
Allowance for credit losses	(81,448)	(83,197)
Net loans	6,877,237	6,787,925

Bank owned life insurance	219,579	215,792
Prepaid assets	152,573	144,124
Goodwill	159,595	159,595
Other intangible assets	6,657	7,462
Premises and equipment, net	85,531	89,008
Affordable housing tax credit investments	54,751	58,711
OREO	1,354	775
Accrued interest receivable	26,457	23,413
Operating lease right-of-use asset	16,314	13,446
Mortgage loan servicing rights	16,470	15,264
Other	36,666	10,151
Total assets	$9,826,670	$9,560,254

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$3,057,977	$3,066,419
Interest bearing	5,239,677	4,838,109
Total deposits	8,297,654	7,904,528

Short-term borrowings	171,799	238,786
Subordinated notes	188,435	188,210
Unfunded commitments in affordable housing tax credit investments	21,232	28,484
Operating lease liability	17,067	14,339
Allowance for credit losses on off-balance sheet commitments	4,131	4,282
Accrued interest payable	3,080	3,116
Other	73,259	67,750
Total liabilities	$8,776,657	$8,449,495

Shareholders' equity:
Preferred shares (200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 shares issued at June 30, 2022 and 17,623,118 shares issued at December 31, 2021)	460,645	461,800
Retained earnings	814,241	776,294
Treasury shares (1,373,798 shares at June 30, 2022 and 1,403,555 shares at December 31, 2021)	(139,469)	(142,490)
Accumulated other comprehensive (loss) income, net of taxes	(85,404)	15,155
Total shareholders' equity	1,050,013	1,110,759
Total liabilities and shareholders’ equity	$9,826,670	$9,560,254

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:

Interest and fees on loans	$77,787	$81,176	$150,203	$159,913

Interest and dividends on:
Debt securities - taxable	7,624	4,600	13,754	8,856
Debt securities - tax-exempt	2,676	2,032	5,123	4,069
Other interest income	260	186	413	329
Total interest and dividend income	88,347	87,994	169,493	173,167

Interest expense:

Interest on deposits:
Demand and savings deposits	1,333	401	1,684	787
Time deposits	708	1,285	1,428	2,869

Interest on borrowings:
Short-term borrowings	190	182	434	365
Long-term debt	2,177	2,275	4,322	4,561

Total interest expense	4,408	4,143	7,868	8,582

Net interest income	83,939	83,851	161,625	164,585

Provision for (recovery of) credit losses	2,991	(4,040)	(1,614)	(8,895)
Net interest income after provision for (recovery of) credit losses	$80,948	$87,891	163,239	173,480

Other income:
Income from fiduciary activities	$8,859	$8,569	17,656	16,742
Service charges on deposit accounts	2,563	2,032	4,637	4,086
Other service income	4,940	7,159	9,759	16,776
Debit card fee income	6,731	6,758	12,857	12,844
Bank owned life insurance income	2,374	1,149	3,549	2,314
ATM fees	583	655	1,115	1,185
Gain on equity securities, net	709	467	3,062	2,277
Other components of net periodic pension benefit income	3,027	2,038	6,054	4,076
Miscellaneous	1,407	2,411	4,160	5,027
Total other income	$31,193	$31,238	$62,849	$65,327

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other expense:
Salaries	$31,052	$30,303	$61,573	$60,199
Employee benefits	10,199	10,056	20,698	20,257
Occupancy expense	3,040	3,027	6,254	6,667
Furniture and equipment expense	2,934	2,756	5,871	5,366
Data processing fees	8,416	7,150	15,920	14,862
Professional fees and services	6,775	6,973	12,633	12,637
Marketing	1,019	1,290	2,336	2,781
Insurance	1,245	1,276	2,650	2,967
Communication	935	770	1,825	1,892
State tax expense	1,167	1,103	2,359	2,211
Amortization of intangible assets	403	479	805	958
Foundation contribution	—	4,000	—	4,000
Miscellaneous	2,863	2,217	4,497	4,468
Total other expense	$70,048	$71,400	$137,421	$139,265

Income before income taxes	$42,093	$47,729	$88,667	$99,542

Income taxes	7,769	8,597	15,468	17,579

Net income	$34,324	$39,132	$73,199	$81,963

Earnings per common share:
Basic	$2.11	$2.39	$4.51	$5.02
Diluted	$2.10	$2.38	$4.48	$4.98

Weighted average common shares outstanding:
Basic	16,249,307	16,340,690	16,234,598	16,327,838
Diluted	16,361,246	16,472,800	16,346,141	16,455,673

Regular cash dividends declared per common share	$1.04	$1.03	$2.08	$2.06
Special cash dividends declared per common share	$—	$—	—	$0.20

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$34,324	$39,132	$73,199	$81,963

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(11,963) and $1,291 for the three months ended June 30, 2022 and 2021, respectively, and $(26,786) and $(2,323) for the six months ended June 30, 2022 and 2021, respectively.	(45,002)	4,858	(100,765)	(8,739)
Reclassification adjustment for losses included in net income on cash flow hedging derivatives, net of income tax effect of $14 for both the three months and six months ended June 30, 2022.	52	—	52	—
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $4 and $30 for the three months ended June 30, 2022 and 2021, respectively, and $41 and $63 for the six months ended June 30, 2022 and 2021, respectively.	15	113	154	238
Other comprehensive (loss) income	$(44,935)	$4,971	$(100,559)	$(8,501)

Comprehensive (loss) income	$(10,611)	$44,103	$(27,360)	$73,462

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$—	$461,800	$776,294	$(142,490)	$15,155
Net income			38,875
Other comprehensive loss, net of tax					(55,624)
Dividends on common shares at $1.04 per share			(17,172)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 29,757 common shares under share-based compensation awards, net of 18,658 common shares withheld to pay employee income taxes		(4,508)	(964)	3,021
Share-based compensation expense		1,981
Balance at March 31, 2022	$—	$459,271	$797,033	$(139,469)	$(40,469)
Net income			$34,324
Other comprehensive loss, net of tax					$(44,935)
Dividends on common shares at $1.04 per share			$(17,116)
Share-based compensation expense		1,374
Balance at June 30, 2022	$—	$460,645	$814,241	$(139,469)	$(85,404)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$—	$460,687	$704,764	$(130,766)	$5,571
Cumulative change in accounting principle			(7,956)
Balance at January 1, 2021	$—	$460,687	$696,808	$(130,766)	$5,571
Net income			42,831
Other comprehensive loss, net of tax					(13,472)
Dividends on common shares at $1.23 per share			(20,365)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 21,764 common shares under share-based compensation awards, net of 14,108 common shares withheld to pay employee income taxes		(3,988)	(44)	2,174
Share-based compensation expense		1,836
Balance at March 31, 2021	$—	$458,534	$719,230	$(128,592)	$(7,901)
Net income			39,132
Other comprehensive income, net of tax					4,971
Dividends on common shares at $1.03 per share			(17,081)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 4,834 common shares under share-based compensation awards, net of 2,973 common shares withheld to pay employee income taxes		(743)	(126)	483
Share-based compensation expense		1,487
Balance at June 30, 2021	$—	$459,276	$741,155	$(128,109)	$(2,930)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$73,199	$81,963

Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(1,614)	(8,895)
Accretion of loan fees and costs, net	(7,132)	(13,675)
Depreciation of premises and equipment	6,943	6,507
Amortization of investment securities, net	1,704	797
Net accretion of purchase accounting adjustments	(241)	(985)
Gain on equity securities, net	(3,062)	(2,277)
Loan originations to be sold in secondary market	(128,306)	(336,984)
Proceeds from sale of loans in secondary market	135,241	367,748
Gain on sale of loans in secondary market	(3,227)	(11,007)
Share-based compensation expense	3,355	3,323
Bank owned life insurance income	(3,549)	(2,314)
Investment in qualified affordable housing tax credits amortization	3,960	3,712

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(4,795)	(2,412)
Increase in other assets	(2,182)	(15,580)
(Decrease) increase in other liabilities	(13,802)	10,250
Net cash provided by operating activities	$56,492	$80,171

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$—	$6,549
Proceeds from sales of investment securities	—	934
Proceeds from calls and maturities of:
Debt securities AFS	102,660	119,177
Purchases of:
Debt securities AFS	(316,878)	(437,800)
Equity securities	(2,630)	—
Net decrease in other investments	339	2,611
Net loan (originations) paydowns, portfolio loans	(90,982)	133,037
Proceeds from the sale of non-mortgage loans	—	3,688
Investment in qualified affordable housing tax credits	(7,252)	(6,094)
Proceeds from the sale of OREO	67	659
Life insurance death benefits	7,525	674
Purchases of bank owned life insurance	(7,500)	—
Purchases of premises and equipment	(3,740)	(7,814)
Net cash used in investing activities	$(318,391)	$(184,379)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2022	2021
Financing activities:
Net increase in deposits	$219,870	$744,350
Net decrease (increase) in off-balance sheet deposits	173,261	(102,053)
Net decrease in short-term borrowings	(66,987)	(56,369)
Repayment of long-term debt	—	(5,000)
Value of common shares withheld to pay employee income taxes	(2,451)	(2,244)
Cash dividends paid	(34,533)	(37,526)
Net cash provided by financing activities	$289,160	$541,158

Increase in cash and cash equivalents	27,261	436,950

Cash and cash equivalents at beginning of year	219,180	370,474

Cash and cash equivalents at end of period	$246,441	$807,424

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$7,904	$9,050

Federal income tax	10,500	9,350

Non-cash items:
Loans transferred to OREO	$1,409	$78

Transfers from loans to commercial loans held for sale	6,321	—

Right-of-use assets obtained in exchange for lease obligations	4,182	180

New commitments in affordable housing tax credits	—	10,000

AFS debt securities purchase commitment	—	38,163

New commitments in other investment securities	15,000	—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2022.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive (loss) income, consolidated condensed statements of changes in shareholders’ equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2021 ("Park's 2021 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. Additionally, geopolitical conflict (including the conflict in Ukraine) and inflationary pressures have added uncertainty to the overall economic environment. The effects of the COVID-19 pandemic, geopolitical conflict, and inflationary pressures may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, mortgage servicing rights, and pension plan obligations and related expenses. Additionally, the COVID-19 pandemic has particularly impacted certain loan concentrations in the hotels and accommodations, restaurants and food service, and strip shopping centers industries.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

Staff Accounting Bulletin ("SAB") No. 121 - In March 2022, the SEC issued SAB No. 121. This SAB adds interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for their platform users. Specifically, this SAB provides interpretive guidance on the accounting and disclosure of obligations to safeguard crypto-assets held for platform users. This guidance was applicable no later than the financial statement covering the first interim or annual period ending after June 15, 2022. Management has reviewed its business activities and determined that SAB 121 is not materially impactful to the financial statements as of June 30, 2022.

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

For entities, like Park, that have adopted the amendments in ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. An entity may elect to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in this ASU should be applied prospectively, except for the amendments related to the recognition and measurement of TDRs which may be applied prospectively, or using a modified retrospective transition method. Management intends to adopt this ASU effective January 1, 2023. The adoption of ASU 2022-02 is not expected to have a material impact on the financial statements but will impact disclosure requirements and reduce individually evaluated loan totals.

Note 3 – Investment Securities

Investment securities at June 30, 2022 and December 31, 2021, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2022:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$39,000	$—	$1,016	$37,984
Obligations of states and political subdivisions	425,119	1,388	19,728	406,779
U.S. Government sponsored entities' asset-backed securities	922,864	331	59,461	863,734
Collateralized loan obligations	535,644	—	21,537	514,107
Corporate debt securities	17,250	—	751	16,499
Total	$1,939,877	$1,719	$102,493	$1,839,103

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2021:
Obligations of states and political subdivisions	$366,933	$22,682	$24	$389,591
U.S. Government sponsored entities' asset-backed securities	849,114	13,437	8,088	854,463
Collateralized loan obligations	500,066	3	1,395	498,674
Corporate debt securities	11,250	169	7	11,412
Total	$1,727,363	$36,291	$9,514	$1,754,140

Investment securities in an unrealized loss position at June 30, 2022, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$37,984	$1,016	$—	$—	$37,984	$1,016
Obligations of states and political subdivisions	275,874	19,728	—	—	275,874	19,728
U.S. Government sponsored entities' asset-backed securities	681,442	38,975	138,318	20,486	819,760	59,461
Collateralized loan obligations	489,904	20,637	24,203	900	514,107	21,537
Corporate debt securities	9,499	751	—	—	9,499	751
Total	$1,494,703	$81,107	$162,521	$21,386	$1,657,224	$102,493

 Investment securities in an unrealized loss position at December 31, 2021, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$1,834	$24	$—	$—	$1,834	$24
U.S. Government sponsored entities' asset-backed securities	333,653	4,996	73,431	3,092	407,084	8,088
Collateralized loan obligations	429,671	1,395	—	—	429,671	1,395
Corporate debt securities	2,243	7	—	—	2,243	7
Total	$767,401	$6,422	$73,431	$3,092	$840,832	$9,514

At June 30, 2022, Park’s debt securities portfolio consisted of $1.8 billion of securities, $1.7 billion of which were in an unrealized loss position with unrealized losses of $102.5 million. Of the $1.7 billion of securities in an unrealized loss position, $162.5 million were in an unrealized loss position for 12 months or longer. Of the $102.5 million in unrealized losses, $59.5 million were related to Park’s U.S. Government sponsored entities' asset-backed securities portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Unrealized losses have not been recognized into earnings as they represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the respective issuers. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for debt securities AFS at either June 30, 2022 or December 31, 2021. Additionally, for the three months and six months ended June 30, 2022 and 2021, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at June 30, 2022, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total, due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S. Treasury and other U.S. Government sponsored entities
Due one through five years	$39,000	$37,984	2.37%

Obligations of state and political subdivisions:
Due five through ten years	$251,333	$250,713	3.68%
Due over ten years	173,786	156,066	3.21%
Total (1)	$425,119	$406,779	3.49%

U.S. Government sponsored entities' asset-backed securities	$922,864	$863,734	1.96%

Collateralized loan obligations	$535,644	$514,107	3.06%

Corporate debt securities
Due five through ten years	$17,250	$16,499	3.79%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month or six-month periods ended June 30, 2022 or 2021.

Investment securities having an amortized cost of $693.6 million and $733.7 million at June 30, 2022 and December 31, 2021, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at June 30, 2022 and December 31, 2021 were as follows:

(In thousands)	June 30, 2022	December 31, 2021
FHLB stock	$13,413	$13,413
FRB stock	14,653	14,653
Equity investments carried at fair value	1,785	2,129
Equity investments carried at modified cost (1)	8,191	4,689
Equity investments carried at NAV	43,579	26,384
Total other investment securities	$81,621	$61,268
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. An upward adjustment of $871,000 was recorded in the three months and six months ended June 30, 2022 as a result of observable price changes.

No shares of FHLB stock were repurchased during the three months or six months ended June 30, 2022. During the three months ended June 30, 2021, the FHLB repurchased 22,651 shares of FHLB stock with a book value of $2.3 million. During the six months ended June 30, 2021, the FHLB repurchased 65,484 shares of FHLB stock with a book value of $6.5 million. No shares of FRB stock were purchased or sold during the three months or six months ended June 30, 2022 or 2021.

During the three months ended June 30, 2022 and 2021, $619,000 and $(39,000), respectively, of gains (losses) on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2022 and 2021, $527,000 and $396,000, respectively, of gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended June 30, 2022 and 2021, $90,000 and $506,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2022 and 2021, $2.5 million and $1.9 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,299,167	$1,223,079
PPP loans	13,428	74,420
Overdrafts	3,763	1,127
Commercial real estate (1)	1,760,867	1,801,792
Construction real estate:
Commercial	208,284	214,561
Retail	113,115	107,225
Residential real estate:
Commercial	545,160	533,802
Mortgage	1,018,924	1,033,658
HELOC	162,533	165,605
Installment	4,741	5,642
Consumer:
Consumer	1,806,226	1,685,793
GFSC	748	1,793
Check loans	2,112	2,093
Leases	19,617	20,532
Total	$6,958,685	$6,871,122
Allowance for credit losses	(81,448)	(83,197)
Net loans	$6,877,237	$6,787,925
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, and for its assistance in originating additional PPP loans during 2021, Park received an aggregate of $12.9 million in fees from the SBA. During the three months ended June 30, 2022 and June 30, 2021, $1.0 million and $5.0 million, respectively, of PPP fee income was recognized within loan interest income. During the six months ended June 30, 2022 and June 30, 2021, $2.5 million and $9.6 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $16.9 million at June 30, 2022, and of $19.5 million at December 31, 2021, which represented a net deferred income position in both years. At June 30, 2022 and December 31, 2021, included in the net deferred origination fees, costs and unearned income were $473,000 and $2.8 million, respectively, in net origination fees related to PPP loans. At June 30, 2022 and December 31, 2021, loans included purchase accounting adjustments of $3.2 million and $4.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $3.8 million and $1.1 million were reclassified to loans at June 30, 2022 and December 31, 2021, respectively.

Credit Quality
The following tables present the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at June 30, 2022 and December 31, 2021:

	June 30, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$10,529	$1,472	$—	$12,001
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	18,520	8,619	—	27,139
Construction real estate:
Commercial	314	146	—	460
Retail	11	4	—	15
Residential real estate:
Commercial	1,816	290	—	2,106
Mortgage	9,789	6,975	282	17,046
HELOC	1,463	310	—	1,773
Installment	35	1,325	—	1,360
Consumer:
Consumer	930	605	221	1,756
GFSC	33	—	4	37
Check loans	—	—	—	—
Leases	934	—	—	934
Total loans	$44,374	$19,746	$507	$64,627

	December 31, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$13,271	$9,396	$—	$22,667
PPP loans	—	—	793	793
Overdrafts	—	—	—	—
Commercial real estate	40,142	7,713	—	47,855
Construction real estate:
Commercial	52	169	—	221
Retail	716	9	—	725
Residential real estate:
Commercial	2,366	240	—	2,606
Mortgage	11,718	7,779	372	19,869
HELOC	1,590	803	—	2,393
Installment	82	1,508	—	1,590
Consumer
Consumer	1,518	700	431	2,649
GFSC	79	6	11	96
Check loans	—	—	—	—
Leases	1,188	—	—	1,188
Total loans	$72,722	$28,323	$1,607	$102,652

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at June 30, 2022 and December 31, 2021:

	June 30, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$9,563	$966	$709
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	14,854	3,666	1,160
Construction real estate:
Commercial	314	—	—
Retail	—	11	1
Residential real estate:
Commercial	1,816	—	—
Mortgage	—	9,789	73
HELOC	125	1,338	138
Installment	—	35	18
Consumer
Consumer	—	930	363
GFSC	—	33	6
Check loans	—	—	—
Leases	784	150	11
Total loans	$27,456	$16,918	$2,479

	December 31, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$11,494	$1,777	$1,343
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	39,151	991	188
Construction real estate:
Commercial	52	—	—
Retail	—	716	67
Residential real estate:
Commercial	2,366	—	—
Mortgage	—	11,718	73
HELOC	—	1,590	99
Installment	—	82	24
Consumer
Consumer	—	1,518	393
GFSC	—	79	10
Check loans	—	—	—
Leases	914	274	43
Total	$53,977	$18,745	$2,240

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,165	$3,638	$251	$12,054
Commercial real estate	31,401	32	—	31,433
Construction real estate:
Commercial	1,135	—	—	1,135
Residential real estate:
Commercial	2,406	10	—	2,416
Mortgage	361	—	—	361
HELOC	124	—	—	124
Leases	—	934	—	934
Total loans	$43,592	$4,614	$251	$48,457

	December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$9,321	$13,366	$156	$22,843
Commercial real estate	52,901	37	—	52,938
Construction real estate:
Commercial	1,178	—	—	1,178
Residential real estate:
Commercial	2,906	—	57	2,963
Mortgage	370	—	—	370
HELOC	148	—	—	148
Leases	—	1,211	—	1,211
Total loans	$66,824	$14,614	$213	$81,651

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and six-month periods ended June 30, 2022 and 2021:

	Interest Income Recognized
(In thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13	$50	$30	$107
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	257	507	514	1,022
Construction real estate:
Commercial	3	4	4	37
Retail	—	—	4	1
Residential real estate:
Commercial	20	74	40	120
Mortgage	36	64	69	143
HELOC	2	6	6	10
Installment	—	1	2	2
Consumer:
Consumer	14	25	28	48
GFSC	1	3	3	8
Check loans	—	—	—	—
Leases	10	24	24	44
Total loans	$356	$758	$724	$1,542

The following tables present the aging of the amortized cost in past due loans at June 30, 2022 and December 31, 2021 by class of loan:

	June 30, 2022
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$519	$9,413	$9,932	$1,289,235	$1,299,167
PPP loans	74	—	74	13,354	13,428
Overdrafts	—	—	—	3,763	3,763
Commercial real estate	504	175	679	1,760,188	1,760,867
Construction real estate:
Commercial	—	—	—	208,284	208,284
Retail	450	—	450	112,665	113,115
Residential real estate:
Commercial	17	365	382	544,778	545,160
Mortgage	6,859	5,689	12,548	1,006,376	1,018,924
HELOC	334	770	1,104	161,429	162,533
Installment	4	5	9	4,732	4,741
Consumer:
Consumer	3,053	299	3,352	1,802,874	1,806,226
GFSC	62	22	84	664	748
Check loans	6	—	6	2,106	2,112
Leases	1,569	—	1,569	18,048	19,617
Total loans	$13,451	$16,738	$30,189	$6,928,496	$6,958,685
(1) Includes an aggregate of $507,000 of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $28.1 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2021
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$2,908	$9,547	$12,455	$1,210,624	$1,223,079
PPP loans	242	793	1,035	73,385	74,420
Overdrafts	—	—	—	1,127	1,127
Commercial real estate	65	1,461	1,526	1,800,266	1,801,792
Construction real estate:
Commercial	—	—	—	214,561	214,561
Retail	346	660	1,006	106,219	107,225
Residential real estate:
Commercial	283	438	721	533,081	533,802
Mortgage	6,170	5,933	12,103	1,021,555	1,033,658
HELOC	565	1,011	1,576	164,029	165,605
Installment	49	31	80	5,562	5,642
Consumer
Consumer	2,614	618	3,232	1,682,561	1,685,793
GFSC	153	52	205	1,588	1,793
Check loans	10	—	10	2,083	2,093
Leases	60	526	586	19,946	20,532
Total loans	$13,465	$21,070	$34,535	$6,836,587	$6,871,122
(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $53.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at June 30, 2022 and December 31, 2021 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$123,708	$230,009	$186,826	$75,102	$40,781	$66,149	$559,039	$1,281,614
Special Mention	—	1,792	807	524	46	198	3,547	6,914
Substandard	—	87	209	117	1,286	7,844	256	9,799
Doubtful	50	—	13	122	114	304	237	840
Total	$123,758	$231,888	$187,855	$75,865	$42,227	$74,495	$563,079	$1,299,167

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$10,644	$2,784	$—	$—	$—	$—	$13,428
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$10,644	$2,784	$—	$—	$—	$—	$13,428

Commercial real estate (1)
Risk rating
Pass	$154,408	$383,558	$409,919	$244,402	$117,846	$357,354	$13,815	$1,681,302
Special Mention	890	953	4,341	16,141	14,692	23,005	997	61,019
Substandard	—	2,311	2,251	996	4,336	4,880	140	14,914
Doubtful	—	—	—	—	2,999	633	—	3,632
Total	$155,298	$386,822	$416,511	$261,539	$139,873	$385,872	$14,952	$1,760,867

Construction real estate: Commercial
Risk rating
Pass	$45,167	$77,086	$38,946	$3,224	$3,253	$3,530	$35,144	$206,350
Special Mention	—	944	—	—	676	—	—	1,620
Substandard	—	—	314	—	—	—	—	314
Doubtful	—	—	—	—	—	—	—	—
Total	$45,167	$78,030	$39,260	$3,224	$3,929	$3,530	$35,144	$208,284

Residential Real Estate: Commercial
Risk rating
Pass	$52,410	$131,458	$154,590	$62,875	$40,122	$81,606	$16,208	$539,269
Special Mention	—	94	1,505	691	—	1,387	145	3,822
Substandard	202	473	289	35	314	706	50	2,069
Doubtful	—	—	—	—	—	—	—	—
Total	$52,612	$132,025	$156,384	$63,601	$40,436	$83,699	$16,403	$545,160

June 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$5,146	$4,755	$4,350	$1,953	$1,408	$936	$—	$18,548
Special Mention	136	—	—	—	—	—	—	136
Substandard	—	—	626	131	—	24	—	781
Doubtful	—	—	—	122	14	16	—	152
Total	$5,282	$4,755	$4,976	$2,206	$1,422	$976	$—	$19,617

Total Commercial Loans
Risk rating
Pass	$380,839	$837,510	$797,415	$387,556	$203,410	$509,575	$624,206	$3,740,511
Special Mention	1,026	3,783	6,653	17,356	15,414	24,590	4,689	73,511
Substandard	202	2,871	3,689	1,279	5,936	13,454	446	27,877
Doubtful	50	—	13	244	3,127	953	237	4,624
Total	$382,117	$844,164	$807,770	$406,435	$227,887	$548,572	$629,578	$3,846,523
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

June 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$3,763	$—	$—	$—	$—	$—	$—	$3,763
Nonperforming	—	—	—	—	—	—	—	—
Total	$3,763	$—	$—	$—	$—	$—	$—	$3,763

Construction Real Estate: Retail
Performing	$29,000	$63,488	$10,510	$5,039	$2,172	$2,815	$76	$113,100
Nonperforming	—	—	—	—	—	15	—	15
Total	$29,000	$63,488	$10,510	$5,039	$2,172	$2,830	$76	$113,115

Residential Real Estate: Mortgage
Performing	$96,635	$210,845	$203,217	$98,556	$58,895	$333,730	$—	$1,001,878
Nonperforming	—	—	—	767	446	15,833	—	17,046
Total	$96,635	$210,845	$203,217	$99,323	$59,341	$349,563	$—	$1,018,924

Residential Real Estate: HELOC
Performing	$—	$345	$25	$154	$88	$2,391	$157,757	$160,760
Nonperforming	—	—	36	—	—	1,507	230	1,773
Total	$—	$345	$61	$154	$88	$3,898	$157,987	$162,533

Residential Real Estate: Installment
Performing	$—	$—	$2	$322	$76	$2,981	$—	$3,381
Nonperforming	—	—	10	4	21	1,325	—	1,360
Total	$—	$—	$12	$326	$97	$4,306	$—	$4,741

Consumer: Consumer
Performing	$441,091	$549,090	$408,302	$197,503	$85,565	$113,635	$9,284	$1,804,470
Nonperforming	68	192	334	349	265	548	—	1,756
Total	$441,159	$549,282	$408,636	$197,852	$85,830	$114,183	$9,284	$1,806,226

Consumer: GFSC
Performing	$—	$—	$124	$379	$120	$17	$71	$711
Nonperforming	—	—	—	33	—	4	—	37
Total	$—	$—	$124	$412	$120	$21	$71	$748

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,112	$2,112
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,112	$2,112

Total Consumer Loans
Performing	$570,489	$823,768	$622,180	$301,953	$146,916	$455,569	$169,300	$3,090,175
Nonperforming	68	192	380	1,153	732	19,232	230	21,987
Total	$570,557	$823,960	$622,560	$303,106	$147,648	$474,801	$169,530	$3,112,162

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,127	$—	$—	$—	$—	$—	$—	$1,127
Nonperforming	—	—	—	—	—	—	—	—
Total	1,127	$—	$—	$—	$—	$—	$—	$1,127

Construction Real Estate: Retail
Performing	$68,374	$26,247	$5,710	$2,743	$1,505	$1,842	$79	$106,500
Nonperforming	—	647	57	—	—	21	—	725
Total	$68,374	$26,894	$5,767	$2,743	$1,505	$1,863	$79	$107,225

Residential Real Estate: Mortgage
Performing	$230,299	$217,022	$114,077	$68,774	$59,939	$323,678	$—	$1,013,789
Nonperforming	—	626	785	824	574	17,060	—	19,869
Total	$230,299	$217,648	$114,862	$69,598	$60,513	$340,738	$—	$1,033,658

Residential Real Estate: HELOC
Performing	$400	$—	$121	$58	$41	$2,640	$159,952	$163,212
Nonperforming	89	40	—	37	90	1,811	326	2,393
Total	$489	$40	$121	$95	$131	$4,451	$160,278	$165,605

Residential Real Estate: Installment
Performing	$—	$3	$418	$111	$1,049	$2,471	$—	$4,052
Nonperforming	—	12	5	26	78	1,469	—	1,590
Total	$—	$15	$423	$137	$1,127	$3,940	$—	$5,642

Consumer: Consumer
Performing	$649,638	$505,555	$259,230	$119,222	$64,699	$62,136	$22,664	$1,683,144
Nonperforming	241	506	755	399	155	593	—	2,649
Total	$649,879	$506,061	$259,985	$119,621	$64,854	$62,729	$22,664	$1,685,793

Consumer: GFSC
Performing	$—	$243	$986	$292	$63	$5	$108	$1,697
Nonperforming	—	9	73	5	9	—	—	96
Total	$—	$252	$1,059	$297	$72	$5	$108	$1,793

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,093	$2,093
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,093	$2,093

Total Consumer Loans
Performing	$949,838	$749,070	$380,542	$191,200	$127,296	$392,772	$184,896	$2,975,614
Nonperforming	330	1,840	1,675	1,291	906	20,954	326	27,322
Total	$950,168	$750,910	$382,217	$192,491	$128,202	$413,726	$185,222	$3,002,936

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

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. At June 30, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2022 and December 31, 2021 was $5.9 million and $7.1 million, respectively.

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

In response to the COVID-19 pandemic, Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans were considered current and continued to accrue interest during the deferral period. Section 4013 of the CARES Act expired on December 31, 2021; therefore, modifications occurring after that date are subject to previous TDR classification guidance.

Certain other loans which were modified during the three-month and six-month periods ended June 30, 2022 and 2021 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At June 30, 2022 and December 31, 2021, there were $14.2 million and $20.9 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2022 and December 31, 2021, $4.8 million and $10.5 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At June 30, 2022 and December 31, 2021, loans totaling $19.7 million and $28.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At June 30, 2022 and December 31, 2021, Park had commitments to lend $1.0 million and $3.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At June 30, 2022 and December 31, 2021, there were $0.1 million and $0.3 million, respectively, of specific reserves related to TDRs. Modifications made in 2022 and 2021 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the respective borrowers would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as loans individually evaluated for impairment. There were no additional specific reserves recorded during the three-month or six-month periods ended June 30, 2022 as a result of TDRs identified in the respective periods. There were $18,000 of additional specific reserves recorded during both the three-month and six-month periods ended June 30, 2021 as a result of TDRs identified in the respective periods.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were $0.8 million and $1.0 million of TDR classifications removed during the three-month and six-month periods ended June 30, 2022, respectively. There were no TDR classifications removed during the three-month period ended June 30, 2021. The TDR classification was removed on $3.9 million of loans during the six-month period ended June 30, 2021.

The terms of certain other loans were modified during the three-month and six-month periods ended June 30, 2022 and 2021 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were no substandard commercial loans modified during either of the three-month or six-month periods ended June 30, 2022 and June 30, 2021, which did not meet the definition of a TDR. Consumer loans modified during the three-month and six-month periods ended June 30, 2022, which did not meet the definition of a TDR, had a total amortized cost of $11.9 million and $23.0 million, respectively. Excluding COVID-19 related modifications, consumer loans modified during the three-month and six-month periods ended June 30, 2021, which did not meet the definition of a TDR, had a total amortized cost of $2.7 million and $3.7 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended June 30, 2022 and 2021, as well as the amortized cost of these contracts at June 30, 2022 and 2021. The amortized cost pre-and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended June 30, 2022
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	—	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	1	488	—	488
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	5	332	81	413
HELOC	1	30	—	30
Installment	3	24	1	25
Consumer:
Consumer	17	3	171	174
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	27	$877	$253	$1,130

	Three Months Ended June 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	3	$—	$334	$334
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	3	1,601	207	1,808
Construction real estate:
Commercial	1	98	—	98
Retail	—	—	—	—
Residential real estate:
Commercial	3	—	406	406
Mortgage	4	58	195	253
HELOC	4	134	33	167
Installment	1	2	—	2
Consumer:
Consumer	42	77	289	366
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	1	—	362	362
Total loans	62	$1,970	$1,826	$3,796

Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2022, no loans were on nonaccrual status at December 31, 2021. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2021, $0.6 million were on nonaccrual status at December 31, 2020.

The following tables detail the number of contracts modified as TDRs during the six-month periods ended June 30, 2022 and 2021, as well as the amortized cost of these contracts at June 30, 2022 and 2021. The amortized cost pre-and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Six Months Ended June 30, 2022
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	2	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	5	1,077	140	1,217
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	1	—	106	106
Mortgage	8	332	145	477
HELOC	2	30	20	50
Installment	7	51	27	78
Consumer:
Consumer	41	12	272	284
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	66	$1,502	$710	$2,212

	Six Months Ended June 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	4	$—	$334	$334
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	8	1,601	1,099	2,700
Construction real estate:
Commercial	1	98	—	98
Retail	—	—	—	—
Residential real estate:
Commercial	3	—	406	406
Mortgage	10	193	300	493
HELOC	4	134	33	167
Installment	6	42	28	70
Consumer:
Consumer	76	127	368	495
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	1	—	362	362
Total loans	113	$2,195	$2,930	$5,125

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2022, $0.6 million were on nonaccrual status at December 31, 2021. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2021, $1.6 million were on nonaccrual status at December 31, 2020.

The following table presents the amortized cost in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended June 30, 2022 and 2021, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	—	$—	—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	1	220
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	2	111	5	334
HELOC	1	20	—	—
Installment	—	—	1	6
Consumer
Consumer	7	64	14	100
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	10	$195	21	$660

Of the $0.2 million in modified TDRs which defaulted during the three-month period ended June 30, 2022, all were nonaccrual loans. Of the $0.7 million in modified TDRs which defaulted during the three-month period ended June 30, 2021, $44,000 were accruing loans and $0.6 million were nonaccrual loans.

The following table presents the amortized cost in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the six-month periods ended June 30, 2022 and 2021, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	—	$—	—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	1	220
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	2	111	6	373
HELOC	2	56	—	—
Installment	—	—	2	34
Consumer
Consumer	11	94	17	113
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	1	362
Total loans	15	$261	27	$1,102

Of the $0.3 million in modified TDRs which defaulted during the six-month period ended June 30, 2022, all were nonaccrual loans. Of the $1.1 million in modified TDRs which defaulted during the six-month period ended June 30, 2021, $84,000 were accruing loans and $1.0 million were nonaccrual loans.

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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment between 3.32% and 3.97% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of March 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.75% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, volatility in consumer confidence, workforce challenges, and geopolitical conflict (including the conflict in Ukraine) continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2022. Improved forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point decline in the weighted quantitative allowance.
◦As of June 30, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.57% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, declining consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point increase in the weighted quantitative allowance.

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
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs and recoveries.
•The quality of Park’s credit review function.
•The experience, ability, and depth of Park’s lending, investment, collection and other relevant management and staff.

•The effect of other external factors such as the regulatory, legal and technological environments; competition; geopolitical conflict; and events such as natural disasters or pandemics.
•Actual and expected changes in international, national, regional and local economic and business conditions and developments in the markets in which Park operates that affect the collectibility of financial assets.
•Where the U.S. economy is within a given credit cycle.
•The extent that there is government assistance (stimulus).

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or doubtful. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. Even though COVID-19 case numbers have declined since December 31, 2021, these industries are still recovering from the pandemic effects. As of June 30, 2022 additional reserves totaling $2.6 million were added for these portfolios on top of the quantitative reserve already calculated. This is a decrease from $5.2 million as of December 31, 2021 and reflects improvement in COVID-19 cases, eased COVID-19 health department precautions and improving affected industry performance. Management believes there is still residual risk in these portfolios related to pandemic effects and uncertainty in future COVID-19 strains and related impacts.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table:

	June 30, 2022		December 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve	4-Rated Balance	Additional Reserve
Hotels and accommodations	$152,081	$1,145	$148,018	$2,226
Restaurants and food service	45,797	517	40,648	917
Strip shopping centers	172,893	954	184,171	2,033
Total	$370,771	$2,616	$372,837	$5,176

Additionally, at June 30, 2022, management applied a 0.75% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This 0.75% reserve was reduced from 1.00% at December 31, 2021. At June 30, 2022, Park's originated hotels and accommodation loans had a balance of $199.0 million with an additional reserve related to valuation risks of $1.5 million. At December 31, 2021, Park's originated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million.

As of June 30, 2022, Park had $13.4 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month and six-month periods ended June 30, 2022 and June 30, 2021 is summarized in the following tables:

	Three Months Ended June 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$13,288	$23,731	$4,230	$11,584	$25,797	$231	$78,861
Charge-offs	723	598	33	46	1,002	—	2,402
Recoveries	316	540	29	54	1,058	1	1,998
Net charge-offs/(recoveries)	$407	$58	$4	$(8)	$(56)	$(1)	$404
(Recovery of) provision for credit losses	(134)	(1,334)	165	2,027	2,296	(29)	2,991
Ending balance	$12,747	$22,339	$4,391	$13,619	$28,149	$203	$81,448

	Three Months Ended June 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,279	$24,487	$5,813	$14,037	$25,729	$541	$86,886
Charge-offs	308	—	—	26	736	—	1,070
Recoveries	232	210	229	68	1,062	—	1,801
Net charge-offs/(recoveries)	$76	$(210)	$(229)	$(42)	$(326)	$—	$(731)
(Recovery of) provision for credit losses	(981)	(1,948)	(372)	(966)	206	21	(4,040)
Ending balance	$15,222	$22,749	$5,670	$13,113	$26,261	$562	$83,577

	Six Months Ended June 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	913	598	33	81	2,118	6	3,749
Recoveries	434	588	530	86	1,975	1	3,614
Net charge-offs/(recoveries)	$479	$10	$(497)	$(5)	$143	$5	$135
(Recovery of) provision for credit losses	(799)	(3,117)	(1,864)	2,190	2,006	(30)	(1,614)
Ending balance	$12,747	$22,339	$4,391	$13,619	$28,149	$203	$81,448

	Six Months Ended June 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance, prior to adoption of ASC 326	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	454	—	—	37	2,280	—	2,771
Recoveries	355	296	481	130	2,216	—	3,478
Net charge-offs/(recoveries)	$99	$(296)	$(481)	$(93)	$64	$—	$(707)
Recovery of credit losses	(2,030)	(3,146)	(201)	(1,464)	(2,018)	(36)	(8,895)
Ending balance	$15,222	$22,749	$5,670	$13,113	$26,261	$562	$83,577

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2022 and December 31, 2021, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans and TDRs at June 30, 2022 and December 31, 2021, which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2021 Form 10-K).

The composition of the ACL at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$703	$1,160	$—	$—	$—	$11	$1,874
Collectively evaluated for impairment	12,044	21,179	4,391	13,619	28,149	192	79,574
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$12,747	$22,339	$4,391	$13,619	$28,149	$203	$81,448

Loan balance:
Loans individually evaluated for impairment	$11,916	$27,109	$459	$2,105	$—	$934	$42,523
Loans collectively evaluated for impairment	1,304,304	1,729,434	320,264	1,728,457	1,809,086	18,683	6,910,228
Loans acquired with deteriorated credit quality	138	4,324	676	796	—	—	5,934
Total ending loan balance	$1,316,358	$1,760,867	$321,399	$1,731,358	$1,809,086	$19,617	$6,958,685

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	5.90%	4.28%	—%	—%	—%	1.18%	4.41%
Loans collectively evaluated for impairment	0.92%	1.22%	1.37%	0.79%	1.56%	1.03%	1.15%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	0.97%	1.27%	1.37%	0.79%	1.56%	1.03%	1.17%

	December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,385	$188	$—	$—	$—	$43	$1,616
Collectively evaluated for impairment	12,640	25,278	5,758	11,424	26,286	195	81,581
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197

Loan balance:
Loans individually evaluated for impairment	$22,666	$47,820	$222	$2,606	$—	$1,188	$74,502
Loans collectively evaluated for impairment	1,275,783	1,748,854	320,608	1,735,226	1,689,679	19,321	6,789,471
Loans acquired with deteriorated credit quality	177	5,118	956	875	—	23	7,149
Total ending loan balance	$1,298,626	$1,801,792	$321,786	$1,738,707	$1,689,679	$20,532	$6,871,122

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	6.11%	0.39%	—%	—%	—%	3.62%	2.17%
Loans collectively evaluated for impairment	0.99%	1.45%	1.80%	0.66%	1.56%	1.01%	1.20%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.08%	1.41%	1.79%	0.66%	1.56%	1.16%	1.21%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2022 and December 31, 2021, respectively, Park had $5.7 million and $9.4 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $5.6 million and $9.2 million at June 30, 2022 and December 31, 2021, respectively. The gain expected upon sale was $76,000 and $166,000 at June 30, 2022 and December 31, 2021, respectively. None of these loans were 90 days or more past due or on nonaccrual status at June 30, 2022 or December 31, 2021.

During the three months ended June 30, 2022, Park transferred certain commercial loans held for investment, with an amortized cost of $6.3 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, recording a charge-off in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loans were moved to the held for sale portfolio.

Note 8 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month and six-month periods ended June 30, 2022 and 2021.

(in thousands)	Goodwill	Other intangible assets	Total
April 1, 2021	$159,595	$8,781	$168,376
Amortization	—	479	479
June 30, 2021	$159,595	$8,302	$167,897

April 1, 2022	$159,595	$7,060	$166,655
Amortization	—	403	403
June 30, 2022	$159,595	$6,657	$166,252

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	958	958
June 30, 2021	$159,595	$8,302	$167,897

December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	805	805
June 30, 2022	$159,595	$6,657	$166,252

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2022, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$7,799	$14,456	$6,994
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$9,099	$15,756	$8,294

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $403,000 and $479,000 for the three months ended June 30, 2022 and 2021, respectively, and was $805,000 and $958,000 for the six months ended June 30, 2022 and 2021, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Six months ending December 31, 2022	$682
2023	1,323
2024	1,215
2025	1,042
2026	887

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Affordable housing tax credit investments	$54,751	$58,711
Unfunded commitments	21,232	28,484

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2022 and 2032.

Park recognized amortization expense of $2.0 million and $1.8 million, respectively, for the three months ended June 30, 2022 and 2021, and $4.0 million and $3.7 million, respectively, for the six months ended June 30, 2022 and 2021, which were included within the provision for income taxes. Additionally, during the three months ended June 30, 2022 and 2021, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.1 million and $2.4 million, respectively, and during the six months ended June 30, 2022 and 2021, recognized $4.9 million and $5.3 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at June 30, 2022 and December 31, 2021 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2022		December 31, 2021
OREO:
Commercial real estate	$1,354		$—
Residential real estate	—		775
Total OREO	$1,354	1354	$775

Loans in process of foreclosure:
Residential real estate	$1,523		$1,148

In addition to real estate, Park may also repossess different types of collateral. At June 30, 2022 and December 31, 2021, Park had $637,000 and $3.3 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. At December 31, 2021, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $2.12 billion at June 30, 2022, $2.13 billion at December 31, 2021 and $2.09 billion at June 30, 2021. At June 30, 2022, $3.3 million of the sold mortgage loans were sold with recourse, compared to $3.3 million at December 31, 2021 and $3.8 million at June 30, 2021. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2022 and December 31, 2021, management had established reserves of $66,000 and $57,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Mortgage servicing rights:
Carrying amount, net, beginning of period	$15,704	$13,635	$15,264	$12,210
Additions	456	1,269	1,082	2,947
Amortization	(584)	(813)	(1,212)	(1,918)
Change in valuation allowance	894	225	1,336	1,077
Carrying amount, net, end of period	$16,470	$14,316	$16,470	$14,316

Valuation allowance:
Beginning of period	$1,126	$2,337	$1,568	$3,189
Change in valuation allowance	(894)	(225)	(1,336)	(1,077)
End of period	$232	$2,112	$232	$2,112

Servicing fees included in "Other service income" were $1.4 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and were $2.7 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.

Note 12 - Leases

Park is a lessee in several noncancellable operating lease arrangements, primarily for retail branches, administrative and warehouse buildings, ATMs, and certain office equipment within its Ohio, North Carolina, South Carolina, and Kentucky markets. Certain of these leases contain renewal options for periods ranging from one to five years. Park’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments plus, for many of Park’s real estate leases, variable payments such as Park's proportionate share of property taxes, insurance and common area maintenance.

Park elected the practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease components. Additionally, Park has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. Park recognizes the lease payments associated with its short-term leases as an expense on a cash basis.

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At June 30, 2022 and December 31, 2021, all of Park's leases were classified as operating leases.

Park’s lease liability is initially and subsequently measured as the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments related to the lease liability include how management determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

•ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, Park's management cannot determine the interest rate implicit in a lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, Park utilizes its incremental borrowing rate as the discount rate for leases. Park’s incremental borrowing rate for a lease is the rate of interest Park would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To manage its capital and liquidity needs, Park periodically obtains wholesale funding from the FHLB on an over-collateralized basis. The impact of utilizing an interest rate on an over-collateralized borrowing versus a fully collateralized borrowing is not material. Therefore, the FHLB yield curve was selected by Park's management as a baseline to determine Park’s discount rates for leases.

•The lease term for all of Park's leases includes the noncancellable period of the lease plus any additional periods covered by either Park's option to extend (or not to terminate) the lease that Park is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. If a lease contract contains multiple renewal options, Park's management generally models lease cash flows through the first renewal option period unless the contract contains economic incentives or other conditions that increase the likelihood that additional renewals are reasonably certain to be exercised.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at June 30, 2022 were $16.3 million and $17.1 million, respectively. At December 31, 2021, the carrying amounts of Park's ROU asset and lease liability were $13.4 million and $14.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and six-month periods ended June 30, 2022 and 2021 follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease cost
Operating lease cost	$751	$698	$1,475	$1,419
Sublease income	(63)	(63)	(126)	(126)
Total lease cost	$688	$635	$1,349	$1,293

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$768	$770	$1,541	$1,552
ROU assets obtained in exchange for new operating lease liabilities	$4,182	$180	$4,182	$180
Reductions to ROU assets resulting from reductions to lease obligations	$(695)	$(685)	$(1,393)	$(1,379)

At June 30, 2022 and December 31, 2021, Park's operating leases had a weighted average remaining term of 8.7 years and 6.8 years, respectively. The weighted average discount rate of Park's operating leases was 2.7% and 2.3% at June 30, 2022 and December 31, 2021, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2022
Six months ending December 31, 2022	$1,524
2023	3,293
2024	2,205
2025	1,877
2026	1,796
Thereafter	8,866
Total undiscounted minimum lease payments	$19,561
Present value adjustment	(2,494)
Total lease liabilities	$17,067

In September 2021, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 12 years, with two five-year renewal options. The lease commenced on July 1, 2022, and therefore, was not recognized as of December 31, 2021 or June 30, 2022. The fixed payments due on an undiscounted basis over the noncancellable 12-year period of the lease are $3.5 million. The Company will assess the lease term as of the lease commencement date, but does not presently expect that either of the five-year renewal periods will be exercised.

Note 13 – Repurchase Agreement Borrowings

Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in "Short-term borrowings" on the Consolidated Condensed Balance Sheets.

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the client and are accounted for as secured borrowings. Park's repurchase agreements consist of customer accounts and securities which are pledged on an individual security basis.

At June 30, 2022 and December 31, 2021, Park's repurchase agreement borrowings totaled $171.8 million and $213.8 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $216.6 million and $334.9 million at June 30, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2022 and December 31, 2021, Park had $1,263 million and $1,225 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$171,799	$—	$—	$—	$171,799

	December 31, 2021
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$213,786	$—	$—	$—	$213,786

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

Borrowing Derivatives: At June 30, 2022, Park had no borrowing derivatives. Interest rate swaps with notional amounts totaling $25.0 million at December 31, 2021 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $26.8 million and $29.7 million at June 30, 2022 and December 31, 2021, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and six-month periods ended June 30, 2022 and June 30, 2021. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets and other liabilities with changes in fair value recorded in other comprehensive (loss) income. The amount included in accumulated other comprehensive (loss) income would be reclassified to current earnings should the hedges no longer be considered effective. During the three-month and six-month periods ended June 30, 2022, Park recognized expense of $66,000 as the result of the early termination of a borrowing interest rate swap. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of June 30, 2022 and December 31, 2021 follows:

	June 30, 2022		December 31, 2021
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$—	$26,823	$25,000	$29,651
Weighted average pay rates	—%	4.647%	2.595%	4.668%
Weighted average receive rates	—%	4.647%	0.124%	4.668%
Weighted average maturity (years)	0.0	8.6	0.5	8.2
Unrealized losses	$—	$—	$262	$—

Interest expense recorded on swap transactions was $23,000 and $152,000 for the three-month periods ended June 30, 2022 and 2021, respectively, and was $171,000 and $300,000 for the six-month periods ended June 30, 2022 and 2021, respectively.

Interest Rate Swaps
The following table presents the net gains, net of income taxes, recorded in OCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$15	$—	$52

	Three Months Ended June 30, 2021
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$113	$—	$—

	Six Months Ended June 30, 2022
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$154	$—	$52

	Six Months Ended June 30, 2021
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$238	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of June 30, 2022 and December 31, 2021.

(In thousands)	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	7,290	129	29,651	1,952
Matched interest rate swaps with counterparty	19,533	720	—	—
Total included in other assets	$26,823	$849	$29,651	$1,952

Included in other liabilities:
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$25,000	$(262)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	19,533	(720)	—	—
Matched interest rate swaps with counterparty	7,290	(129)	29,651	(1,952)
Total included in other liabilities	$26,823	$(849)	$54,651	$(2,214)

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

At June 30, 2022 and December 31, 2021, Park had $5.8 million and $13.3 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $0.1 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2022 and December 31, 2021, the fair value of the swap liability of $447,000 and $226,000, respectively, was an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income components, net of income tax, are shown in the following table for the three month and six month periods ended June 30, 2022 and 2021:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on debt securities AFS	Total
Beginning balance at April 1, 2022	$(5,792)	$(67)	$(34,610)	$(40,469)
Other comprehensive income (loss) before reclassifications	—	15	(45,002)	(44,987)
Amounts reclassified from other comprehensive loss	—	52	—	52
Net current period other comprehensive income (loss)	—	67	(45,002)	(44,935)
Ending balance at June 30, 2022	$(5,792)	$—	$(79,612)	$(85,404)

Beginning balance at April 1, 2021	$(34,421)	$(573)	$27,093	$(7,901)
Other comprehensive income before reclassifications	—	113	4,858	4,971
Net current period other comprehensive income	—	113	4,858	4,971
Ending balance at June 30, 2021	$(34,421)	$(460)	$31,951	$(2,930)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding gain (loss) on cash flow hedge	Unrealized gains (losses) on debt securities AFS	Total
Beginning balance at January 1, 2022	$(5,792)	$(206)	$21,153	$15,155
Other comprehensive income (loss) before reclassifications	—	154	(100,765)	(100,611)
Amounts reclassified from other comprehensive loss	—	52	—	52
Net current period other comprehensive income (loss)	—	206	(100,765)	(100,559)
Ending balance at June 30, 2022	$(5,792)	$—	$(79,612)	$(85,404)

Beginning balance at January 1, 2021	$(34,421)	$(698)	$40,690	$5,571
Other comprehensive income (loss) before reclassifications	—	238	(8,739)	(8,501)
Net current period other comprehensive income (loss)	—	238	(8,739)	(8,501)
Ending balance at June 30,2021	$(34,421)	$(460)	$31,951	$(2,930)

During the three-month and six-month periods ended June 30, 2022, there was $66,000 ($52,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the early termination of a borrowing interest rate swap. This loss was recorded within"Miscellaneous" other expense on the Consolidated Condensed Statements of Income. During the three-month and six-month periods ended June 30, 2021, there were no reclassifications out of accumulated other comprehensive (loss) income.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three month and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per common share data)	2022	2021	2022	2021
Numerator:
Net income	$34,324	$39,132	$73,199	$81,963
Denominator:
Weighted-average common shares outstanding	16,249,307	16,340,690	16,234,598	16,327,838
Effect of dilutive PBRSUs and TBRSUs	111,939	132,110	111,543	127,835
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,361,246	16,472,800	16,346,141	16,455,673
Earnings per common share:
Basic earnings per common share	$2.11	$2.39	$4.51	$5.02
Diluted earnings per common share	$2.10	$2.38	$4.48	$4.98

Park awarded 52,335 and 61,890 PBRSUs to certain employees during the six months ended June 30, 2022 and 2021, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2022 or 2021.

No common shares were repurchased during the three months or six months ended June 30, 2022 or 2021.

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

Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand the company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has one reportable segment, as: (i) discrete financial information is available for this reportable segment and (ii) the segment is aligned with internal reporting to Park’s Chief Executive Officer.

	Operating Results for the three months ended June 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income	$83,411	$528	$83,939
Provision for (recovery of) credit losses	3,357	(366)	2,991
Other income	29,255	1,938	31,193
Other expense	66,214	3,834	70,048
Income (loss) before income taxes	$43,095	$(1,002)	$42,093
Income tax expense (benefit)	8,155	(386)	7,769
Net income (loss)	$34,940	$(616)	$34,324

Assets (at June 30, 2022)	$9,794,711	$31,959	$9,826,670

	Operating Results for the three months ended June 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income	$82,675	$1,176	$83,851
Recovery of credit losses	(3,752)	(288)	(4,040)
Other income	31,126	112	31,238
Other expense	67,122	4,278	71,400
Income (loss) before income taxes	$50,431	$(2,702)	$47,729
Income tax expense (benefit)	9,535	(938)	8,597
Net income (loss)	$40,896	$(1,764)	$39,132

Assets (at June 30, 2021)	$9,922,623	$25,371	$9,947,994

	Operating Results for the six months ended June, 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$162,783	$(1,158)	$161,625
Recovery of credit losses	(1,190)	(424)	(1,614)
Other income	60,502	2,347	62,849
Other expense	130,430	6,991	137,421
Income (loss) before income taxes	$94,045	$(5,378)	$88,667
Income tax expense (benefit)	17,637	(2,169)	15,468
Net income (loss)	$76,408	$(3,209)	$73,199

	Operating Results for the six months ended June, 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$164,761	$(176)	$164,585
Recovery of credit losses	(7,946)	(949)	(8,895)
Other income	63,926	1,401	65,327
Other expense	130,698	8,567	139,265
Income (loss) before income taxes	$105,935	$(6,393)	$99,542
Income tax expense (benefit)	19,917	(2,338)	17,579
Net income (loss)	$86,018	$(4,055)	$81,963

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and six-month periods ended June 30, 2022 and 2021. The reconciling amounts for consolidated total assets for the periods ended June 30, 2022 and 2021 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2022, 397,665 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2022, 86,850 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the six months ended June 30, 2022 and 2021, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 52,335 and 61,890 common shares, respectively, to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended June 30, 2022 and 2021.

As of June 30, 2022, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled will be subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the six months ended June 30, 2022 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2022	211,819
Granted	52,335
Vested	(48,415)
Forfeited	(1,913)
Adjustment for performance conditions of PBRSUs (1)	(634)
Nonvested at June 30, 2022 (2)	213,192
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of June 30, 2022, an aggregate of 208,431 PBRSUs and TBRSUs are expected to vest.

A summary of awards vested during the three and six months ended June 30, 2022 and 2021 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PBRSUs and TBRSUs vested	—	7,807	48,415	43,679
Common shares withheld to satisfy employee income tax withholding obligations	—	2,973	18,658	17,081
Net common shares issued	—	4,834	29,757	26,598

Share-based compensation expense of $1.4 million and $1.5 million was recognized for the three-month periods ended June 30, 2022 and 2021, respectively, and share-based compensation expense of $3.4 million and $3.3 million was recognized for the six-month periods ended June 30, 2022 and 2021, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at June 30, 2022:

(In thousands)
Six months ending December 31, 2022	$2,747
2023	4,405
2024	2,866
2025	1,192
2026	191
Total	$11,401

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or six-month periods ended June 30, 2022 and 2021. Additionally, no contributions are expected to be made during the remainder of 2022.

The following table shows the components of net periodic pension benefit (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2022	2021	2022	2021
Service cost	$2,437	$2,479	$4,874	$4,958	Employee benefits
Interest cost	1,426	1,340	2,852	2,680	Other components of net periodic pension benefit income
Expected return on plan assets	(4,449)	(3,933)	(8,898)	(7,866)	Other components of net periodic pension benefit income
Recognized net actuarial (gain) loss and prior service costs	(4)	555	(8)	1,110	Other components of net periodic pension benefit income
Net periodic pension benefit (income) expense	$(590)	$441	$(1,180)	$882

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2022	2021	2022	2021
Service cost	$212	$204	425	$408	Employee benefits
Interest cost	183	149	366	298	Miscellaneous expense
Total SERP expense	$395	$353	$791	$706

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2022
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$37,984	$—	$37,984
Obligations of states and political subdivisions	—	406,779	—	406,779
U.S. Government sponsored entities’ asset-backed securities	—	863,734	—	863,734
Collateralized loan obligations	—	514,107	—	514,107
Corporate debt securities	—	16,499	—	16,499
Equity securities	1,294	—	491	1,785
Mortgage loans held for sale	—	5,679	—	5,679
Mortgage IRLCs	—	125	—	125
Loan interest rate swaps	—	849	—	849

Liabilities
Fair value swap	$—	$—	$447	$447
Borrowing interest rate swap	—	—	—	—
Loan interest rate swaps	—	849	—	849

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$389,591	$—	$389,591
U.S. Government sponsored entities’ asset-backed securities	—	854,463	—	854,463
Collateralized loan obligations	—	498,674	—	498,674
Corporate debt securities	—	11,412	—	11,412
Equity securities	1,630	—	499	2,129
Mortgage loans held for sale	—	9,387	—	9,387
Mortgage IRLCs	—	333	—	333
Loan interest rate swaps	—	1,952	—	1,952

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	262	—	262
Loan interest rate swaps	—	1,952	—	1,952

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

The table below presents a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and six-month periods ended June 30, 2022 and 2021, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2022 and 2021
(In thousands)	Equity Securities	Fair value swap
Balance at April 1, 2022	$491	$(226)
Total losses
Included in other income / expense	—	(221)
Balance at June 30, 2022	$491	$(447)

Balance at April 1, 2021	$490	$(226)
Total gains (losses)
Included in other income / expense	—	—
Balance at June 30, 2021	$490	$(226)

Level 3 Fair Value Measurements
Six months ended June 30, 2022 and 2021
(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2022	$499	$(226)
Total losses
Included in other income / expense	(8)	(221)
Balance at June 30, 2022	$491	$(447)

Balance at January 1, 2021	$485	$(226)
Total gains
Included in other income / expense	5	—
Balance at June 30, 2021	$490	$(226)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis as described below:

Commercial loans held for sale: Commercial loans held for sale are carried at the lower of cost or fair value. Loans are evaluated quarterly with any subsequent fair value adjustments being recorded to a valuation allowance. Fair value is determined based on third-party broker pricing, resulting in a Level 3 classification.

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2021, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value. There were no other repossessed assets carried at fair value at June 30, 2022.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of June 30, 2022 and December 31, 2021, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at June 30, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2022
Commercial loans held for sale	$—	$—	$4,926	$4,926

Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,525	$2,525
Residential real estate	—	—	207	207
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,732	$2,732

MSRs	$—	$1,459	$—	$1,459

OREO recorded at fair value:
Residential real estate	—	—	—	—
Total OREO recorded at fair value	$—	$—	$—	$—

Other repossessed assets	$—	$—	$—	$—

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$831	$831
Residential real estate	—	—	272	272
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$1,103	$1,103

MSRs	$—	$13,482	$—	$13,482

OREO recorded at fair value:
Residential real estate	—	—	775	775
Total OREO recorded at fair value	$—	$—	$775	$775

Other repossessed assets	$—	$—	$2,750	$2,750

Commercial loans held for sale are carried at the lower of cost or fair value. At June 30, 2022, Park had $6.3 million of commercial loans held for sale. Of these loans, $4.9 million were held at fair value. The remaining $1.4 million were carried at cost as the fair value of the loans exceeded the book value for each individual credit. For the three months and six months ended June 30, 2022, expense related to commercial loans held for sale was $1.2 million, which was recorded in the provision for credit losses prior to the transfer of the loans to held for sale classification.

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

	June 30, 2022
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$3,892	$162	$1,160	$2,732
Remaining individually evaluated loans	38,631	220	714	37,917
Total individually evaluated loans	$42,523	$382	$1,874	$40,649

	December 31, 2021
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$1,291	$240	$188	$1,103
Remaining individually evaluated loans	73,211	384	1,428	71,783
Total individually evaluated loans	$74,502	$624	$1,616	$72,886

The (expense) income from credit adjustments related to individually evaluated loans carried at fair value was $(1.0) million and $(0.4) million for the three-month periods ended June 30, 2022 and 2021, respectively, and was $(1.0) million and $0.5 million for the six-month periods ended June 30, 2022 and 2021, respectively.

MSRs totaled $16.5 million at June 30, 2022. Of this $16.5 million MSR carrying balance, $1.5 million were recorded at fair value and included a valuation allowance of $0.2 million. The remaining $15.0 million were recorded at cost, as the fair value exceeded cost at June 30, 2022. At December 31, 2021, MSRs totaled $15.3 million. Of this $15.3 million MSR carrying balance, $13.5 million were recorded at fair value and included a valuation allowance of $1.6 million. The remaining $1.8 million were recorded at cost, as the fair value exceeded cost at December 31, 2021. The income related to MSRs carried at fair value during the three-month periods ended June 30, 2022 and 2021 was $0.9 million and $0.2 million, respectively, and was $1.3 million and $1.1 million for the six-month periods ended June 30, 2022 and 2021, respectively.

Total OREO held by Park at June 30, 2022 and December 31, 2021 was $1.4 million and $775,000 respectively. At June 30, 2022, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2021, all of Park's OREO was carried at fair value. The net expense related to OREO fair value adjustments was $735,000 and $765,000 for the three-month and six-month periods ended June 30, 2022, respectively. There was no expense related to OREO fair value adjustments for the three-month period or six-month period ended June 30, 2021.

Other repossessed assets totaled $0.6 million at June 30, 2022, of which there were no repossessed assets recorded at fair value. Other repossessed assets totaled $3.3 million at December 31, 2021, of which $2.8 million were recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets during either of the three-month period or six-month period ended June 30, 2022 and 2021.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

June 30, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,525	Sales comparison approach	Adj to comparables	0.0% - 85.7% (11.4%)
		Income approach	Capitalization rate	8.0% (8.0%)

Residential real estate	$207	Sales comparison approach	Adj to comparables	1.9% - 119.8% (17.5%)

Balance at December 31, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$831	Sales comparison approach	Adj to comparables	0.0% - 232.0% (28.3%)

Residential real estate	$272	Sales comparison approach	Adj to comparables	0.5% - 78.6% (11.6%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:

Residential real estate	$775	Sales comparison approach	Adj to comparables	5.0% - 32.5% (19.1%)

Assets Measured at Net Asset Value:

Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

At June 30, 2022 and December 31, 2021, Park had Partnership Investments with a NAV of $23.2 million and $18.0 million, respectively. At June 30, 2022 and December 31, 2021, Park had $20.3 million and $8.4 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2022 and 2021, Park recognized income of $0.1 million and $0.5 million, respectively, and for the six-month periods ended June 30, 2022 and 2021 recognized income of $2.5 million and $1.9 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at June 30, 2022 and December 31, 2021, was as follows:

	June 30, 2022
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$246,441	$246,441	$—	$—	$246,441
Investment securities (1)	1,839,103	—	1,839,103	—	1,839,103
Other investment securities (2)	1,785	1,294	—	491	1,785

Commercial loans held for sale	6,321	—	—	6,625	6,625

Mortgage IRLCs	125	—	125	—	125
Mortgage loans held for sale	5,679	—	5,679	—	5,679
Individually evaluated loans carried at fair value	2,732	—	—	2,732	2,732
Other loans, net	6,868,701	—	—	6,802,832	6,802,832
Loans receivable, net	$6,877,237	$—	$5,804	$6,805,564	$6,811,368

Financial liabilities:
Time deposits	$674,193	$—	$675,858	$—	$675,858
Other	4,048	4,048	—	—	4,048
Deposits (excluding demand deposits)	$678,241	$4,048	$675,858	$—	$679,906

Short-term borrowings	$171,799	$—	$171,799	$—	$171,799
Subordinated notes	188,435	—	183,285	—	183,285

Derivative financial instruments - assets:
Loan interest rate swaps	849	—	849	—	849

Derivative financial instruments - liabilities:
Fair value swap	447	—	—	447	447
Borrowing interest rate swap	—	—	—	—	—
Loan interest rate swaps	849	—	849	—	849
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

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and six-month periods ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,764	$—	$2,764
Employee benefit and retirement-related accounts	2,471	—	2,471
Investment management and investment advisory agency accounts	3,143	—	3,143
Other	481	—	481
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,519	—	1,519
Demand deposit account (DDA) charges	913	—	913
Other	131	—	131
Other service income (1)
Credit card	715	—	715
HELOC	105	—	105
Installment	45	—	45
Real estate	3,274	—	3,274
Commercial	301	500	801
Debit card fee income	6,731	—	6,731
Bank owned life insurance income (2)	1,130	1,244	2,374
ATM fees	583	—	583
Gain on equity securities, net (2)	41	668	709
Other components of net periodic pension benefit income (2)	2,954	73	3,027
Miscellaneous (3)	1,954	(547)	1,407
Total other income	$29,255	$1,938	$31,193
(1) Of the $4.9 million of aggregate revenue included within "Other service income", approximately $1.7 million is within the scope of ASC 606, with the remaining $3.2 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.4 million, all of which are within scope of ASC 606.

	Three Months Ended June 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,626	$—	$2,626
Employee benefit and retirement-related accounts	2,363	—	2,363
Investment management and investment advisory agency accounts	3,116	—	3,116
Other	464	—	464
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,144	—	1,144
Demand deposit account (DDA) charges	774	—	774
Other	114	—	114
Other service income (1)
Credit card	636	—	636
HELOC	99	—	99
Installment	46	—	46
Real estate	6,011	—	6,011
Commercial	364	3	367
Debit card fee income	6,758	—	6,758
Bank owned life insurance income (2)	1,062	87	1,149
ATM fees	655	—	655
Gain (loss) on equity securities, net (2)	495	(28)	467
Other components of net periodic pension benefit income (2)	1,986	52	2,038
Miscellaneous (3)	2,413	(2)	2,411
Total other income	$31,126	$112	$31,238
(1) Of the $7.2 million of aggregate revenue included within "Other service income", approximately $1.3 million is within the scope of ASC 606, with the remaining $5.9 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.4 million, all of which are within scope of ASC 606.

	Six Months Ended June 30, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$5,270	$—	$5,270
Employee benefit and retirement-related accounts	5,031	—	5,031
Investment management and investment advisory agency accounts	6,403	—	6,403
Other	952	—	952
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,936	—	2,936
Demand deposit account (DDA) charges	1,429	—	1,429
Other	272	—	272
Other service income (1)
Credit card	1,357	—	1,357
HELOC	194	—	194
Installment	88	—	88
Real estate	6,993	—	6,993
Commercial	655	472	1,127
Debit card fee income	12,857	—	12,857
Bank owned life insurance income (2)	2,223	1,326	3,549
ATM fees	1,115	—	1,115
Gain on equity securities, net (2)	2,260	802	3,062
Other components of net periodic pension benefit income (2)	5,909	145	6,054
Miscellaneous (3)	4,558	(398)	4,160
Total other income	$60,502	$2,347	$62,849
(1) Of the $9.8 million of aggregate revenue included within "Other service income", approximately $3.0 million is within the scope of ASC 606, with the remaining $6.8 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $4.2 million, all of which are within scope of ASC 606.

	Six Months Ended June 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$5,013	$—	$5,013
Employee benefit and retirement-related accounts	4,664	—	4,664
Investment management and investment advisory agency accounts	6,125	—	6,125
Other	940	—	940
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,278	—	2,278
Demand deposit account (DDA) charges	1,563	—	1,563
Other	245	—	245
Other service income (1)
Credit card	1,216	—	1,216
HELOC	188	—	188
Installment	80	—	80
Real estate	14,449	—	14,449
Commercial	782	61	843
Debit card fee income	12,844	—	12,844
Bank owned life insurance income (2)	2,147	167	2,314
ATM fees	1,185	—	1,185
Gain on equity securities, net (2)	1,329	948	2,277
Other components of net periodic pension benefit income (2)	3,973	103	4,076
Miscellaneous (3)	4,905	122	5,027
Total other income	$63,926	$1,401	$65,327
(1) Of the $16.8 million of aggregate revenue included within "Other service income", approximately $2.6 million is within the scope of ASC 606, with the remaining $14.2 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $5.0 million, all of which are within scope of ASC 606.

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
•current and future economic and financial market conditions, either nationally or in the states in which Park and our subsidiaries do business, including the effects of higher unemployment rates, an acceleration in the pace of inflation, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the impact of the Russia-Ukraine conflict and associated sanctions), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic on our customers’ operations and financial condition, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
•factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the effect of monetary and other fiscal policies (including the impact of money supply, market interest rate policies and policies impacting inflation, of the Federal Reserve Board, the U.S. Treasury and other governmental agencies) as well as disruption in the liquidity and functioning of U.S. financial markets, as a result of the COVID-19 pandemic and government policies implemented in response thereto, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, deposits and other financial instruments, in addition to the loan demand and the performance of our loan portfolio, and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins;
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

•changes in customers', suppliers', and other counterparties' performance and creditworthiness, and Park's expectations regarding future credit losses and our allowance for credit losses, may be different than anticipated due to the continuing impact of and the various responses to the COVID-19 pandemic and inflationary pressures;
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
•the existence or exacerbation of general geopolitical instability and uncertainty (including the impact of the Russia-Ukraine conflict) as well as the effect of trade policies (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, closing of border crossings and changes in the relationship of the U.S. and its global trading partners);
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
•the impact of widespread natural and other disasters, pandemics (including the COVID-19 pandemic), dislocations, regional or national protests and civil unrest (including any resulting branch closures or damages), military or terrorist activities or international hostilities (especially in light of the Russia-Ukraine conflict) on the economy and financial markets generally and on us or our counterparties specifically;
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
•risk and uncertainties associated with Park's entry into new geographic markets with our most recent acquisitions, including expected revenue synergies and cost savings from recent acquisitions not being fully realized or realized within the expected time frame;
•the replacement of the London Inter-Bank Offered Rate (LIBOR) with other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
•and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by applicable law.

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

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for / (recovery of) credit losses (aside from those related to former Vision Bank loan relationships), gains (losses) on equity securities, net, and asset valuation adjustments, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Non-GAAP Ratios
Park's management uses certain non-GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, the tangible book value per share and pre-tax, pre-provision net income.

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, the tangible book value per share and pre-tax, pre-provision net income for the three months ended and at June 30, 2022, March 31, 2022 and June 30, 2021 and for the six months ended and at June 30, 2022 and June 30, 2021. For the purpose of calculating the annualized return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating the tangible book value per share, a non-GAAP financial measure, tangible equity is divided by the number of common shares outstanding, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income in each case, during the applicable period.

Management believes that the disclosure of the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, the tangible book value per share and pre-tax, pre-provision net income presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of average tangible equity to average shareholders' equity, average tangible assets to average assets, tangible equity to total shareholders' equity, tangible assets to total assets, and pre-tax, pre-provision net income to net income solely for the purpose of complying with SEC Regulation G and not as an indication that the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, the tangible book value per share and pre-tax, pre-provision net income are substitutes for the annualized return on average equity, the annualized return on average assets, the total shareholders' equity to total assets ratio, the book value per share and net income, respectively, as determined in accordance with U.S. GAAP.

FTE (fully taxable equivalent) Ratios
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a corporate federal statutory tax rate of 21 percent. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

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

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. Additionally, geopolitical conflict (including the conflict in Ukraine) and inflationary pressures have added uncertainty to the overall economic environment. The effects of the COVID-19 pandemic, geopolitical conflict, and inflation may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, and pension plan obligations and related expenses.

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

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario considers among other things that: (1) the military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated resulting in a disruption in oil supply and increased inflation; (2) supply chain issues erode, with increased shortages of many goods, also boosting inflation; (3) inflation continues to increase which leads to a recession and increased unemployment; and (4) new cases, hospitalizations and deaths from COVID-19 start to rise significantly again, slowing growth in spending on air travel, retail and hotels. The adverse scenario forecasts unemployment for the next twelve months to range from 6.1% to 8.5%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $20.7 million as of June 30, 2022. Excluding consideration of general reserve adjustments, a corresponding $20.7 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the "Credit Metrics and Provision for (Recovery of) Credit Losses" section of this MD&A for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of June 30, 2022, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2022, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. The fair value of the goodwill, which resides on the books of PNB, is evaluated for potential impairment by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2022 and 2021

Summary Discussion of Results

Net income for the three months ended June 30, 2022 was $34.3 million, compared to $39.1 million for the second quarter of 2021. Diluted earnings per common share were $2.10 for the second quarter of 2022, compared to $2.38 for the second quarter of 2021. Weighted average diluted common shares outstanding were 16,361,246 for the second quarter of 2022, compared to 16,472,800 weighted average diluted common shares outstanding for the second quarter of 2021.

Net income for the six months ended June 30, 2022 was $73.2 million, compared to $82.0 million for the first half of 2021. Diluted earnings per common share were $4.48 for the first half of 2022, compared to $4.98 for the first half of 2021. Weighted average diluted common shares outstanding were 16,346,141 for the first half of 2022, compared to 16,455,673 weighted average diluted common shares outstanding for the first half of 2021.

COVID-19 Considerations

During 2022 and 2021, Park provided calamity pay and special bonuses to certain associates related to the COVID-19 pandemic. The cost of the calamity pay and special bonuses was $141,000 and $670,000 for the three months ended June 30, 2022 and 2021, respectively, and was $747,000 and $1.5 million for the six months ended June 30, 2022 and 2021, respectively, and is included within salaries expense.

Paycheck Protection Program: During 2020 and 2021, Park approved and funded 7,701 loans totaling $764.7 million. For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA. During the three months ended June 30, 2022 and June 30, 2021, $1.0 million and $5.0 million, respectively, of PPP fee income was recognized within loan interest income. During the six months ended June 30, 2022 and June 30, 2021, $2.5 million and $9.6 million, respectively, of PPP fee income was recognized within loan interest income.

Loan Modifications: Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans were considered current and continued to accrue interest during the deferral period. Section 4013 of the CARES Act expired on December 31, 2021; therefore, modifications occurring after that date are subject to previous TDR classification guidance.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2022, for the first half of each of 2022 and 2021 and for the years ended December 31, 2021 and 2020. Park's segments include PNB and "All Other" which primarily consists of Park as the "Parent Company", GFSC and SEPH.

(In thousands)	Q2 2022	Q1 2022	Six months YTD 2022	Six months YTD 2021	2021	2020
PNB	$34,940	$41,468	$76,408	$86,018	$159,461	$123,730
All Other	(616)	(2,593)	(3,209)	(4,055)	(5,516)	4,193
Total Park	$34,324	$38,875	$73,199	$81,963	$153,945	$127,923

Net income for the six months ended June 30, 2022 of $73.2 million represented a $8.8 million, or 10.7%, decrease compared to $82.0 million for the six months ended June 30, 2021. Pre-tax, pre-provision net income for the six months ended June 30, 2022 of $87.1 million represented a $3.6 million, or 4.0%, decrease compared to $90.6 million for the six months ended June 30, 2021. Net income for each of the six months ended June 30, 2022 and 2021 included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding All Other.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2022, for the first half of each 2022 and 2021 and for the years ended December 31, 2021 and 2020.

(In thousands)	Q2 2022	Q1 2022	Six months YTD 2022	Six months YTD 2021	2021	2020
Net interest income	$83,411	$79,372	$162,783	$164,761	$328,398	$326,375
Provision for (recovery of) credit losses (1)	3,357	(4,547)	(1,190)	(7,946)	(8,554)	30,813
Other income	29,255	31,247	60,502	63,926	126,802	124,231
Other expense	66,214	64,216	130,430	130,698	266,678	268,938
Income before income taxes	$43,095	$50,950	$94,045	$105,935	$197,076	$150,855
Income tax expense	8,155	9,482	17,637	19,917	37,615	27,125
Net income	$34,940	$41,468	$76,408	$86,018	$159,461	$123,730
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2022 and 2021, and as of December 31, 2021 and the related provision for (recovery of) credit losses for the three months and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021 were calculated utilizing this guidance.

Net interest income of $162.8 million for the six months ended June 30, 2022 represented a $2.0 million, or 1.2%, decrease compared to $164.8 million for the six months ended June 30, 2021. The decrease was a result of a $2.4 million decrease in interest income, partially offset by a $470,000 decrease in interest expense.

The $2.4 million decrease in interest income was primarily due to a $8.4 million decrease in interest income on loans, partially offset by a $6.0 million increase in investment income. The decrease in interest income on loans was primarily the result of a $8.3 million decrease in interest income on PPP loans and a $170,000 decrease in interest income on all other loans. Excluding PPP loans, there was a $47.3 million increase in average loans from $6.743 billion for the six months ended June 30, 2021 to $6.790 billion for the six months ended June 30, 2022. This increase in average loans was offset by a 3 basis point decline in the yield excluding PPP loans from 4.35% for the six months ended June 30, 2021 to 4.32% for the six months ended June 30, 2022.

The $6.0 million increase in investment income was primarily the result of a $652.8 million increase in average investments, from $1.17 billion for the six months ended June 30, 2021 to $1.82 billion for the six months ended June 30, 2022. The increase was partially offset by a decrease in the yield on investments, which decreased 18 basis points to 2.24% for the six months ended June 30, 2022, compared to 2.42% for the six months ended June 30, 2021.

The $470,000 decrease in interest expense was primarily due to a $538,000 decrease in interest expense on deposits, partially offset by a $68,000 increase in interest expense on borrowings. The decrease in interest expense on deposits was the result of a $99.7 million decrease in average on-balance sheet interest bearing deposits from $5.19 billion for the six months ended June 30, 2021, to $5.09 billion for the six months ended June 30, 2022 as well as the result of a decrease in the cost of deposits of 2 basis points, from 0.14% for the six months ended June 30, 2021 to 0.12% for the six months ended June 30, 2022. The decrease in on-balance sheet interest bearing deposits was due to decreases in both savings deposits and time deposits, which were partially offset by an increase in transaction accounts. During the six months ended June 30, 2022 and 2021, Park made the decision to participate in a program to transfer deposits off balance sheet in order to manage growth of the balance sheet.

The recovery of credit losses of $1.2 million for the six months ended June 30, 2022 represented a difference of $6.7 million, compared to a recovery of credit losses of $7.9 million for the six months ended June 30, 2021. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional details regarding the level of the provision for (recovery of) credit losses recognized in each period presented above.

Other income of $60.5 million for the six months ended June 30, 2022 represented a decrease of $3.4 million, or 5.4%, compared to $63.9 million for the six months ended June 30, 2021. The $3.4 million decrease was primarily related to a $7.4 million decrease in other service income, which was primarily due to declines in fee income from mortgage loan originations and mortgage servicing rights, partially offset by an increase in investor rate locks and mortgage loans held for sale. Additionally, there was a $382,000 decrease in other miscellaneous income. These decreases were partially offset by increases of (i) $1.9 million in other components of net periodic benefit income; (ii) $931,000 in gain on equity securities, net; (iii) $914,000 in income from fiduciary activities, and (iv) $552,000 in income from service charges on deposits.

A summary of mortgage loan originations for each quarter of 2021, the year ended December 31, 2021 and the first two quarters of 2022 follows.

(In thousands)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	2021	Q1 2022	Q2 2022
Mortgage Loan Origination Volume
Sold	$191,116	$142,398	$123,757	$98,007	$555,278	$69,053	$50,013
Portfolio	82,613	74,670	66,718	60,685	284,686	53,498	63,104
Construction	28,987	37,266	28,486	24,816	119,555	32,928	34,044
Service released	1,266	2,204	4,537	5,795	13,802	4,660	4,580
Total mortgage loan originations	$303,982	$256,538	$223,498	$189,303	$973,321	$160,139	$151,741

Refinances as a % of Total Mortgage Loan Originations	71.1%	50.0%	44.8%	44.2%	54.2%	41.7%	25.9%

Total mortgage loan originations decreased $248.6 million, or 44.4%, to $311.9 million for the six months ended June 30, 2022 compared to $560.5 million for the six months ended June 30, 2021.

The table below reflects PNB's other expense for the six months ended June 30, 2022 and 2021.

(Dollars in thousands)	2022	2021	change	% change
Other expense:
Salaries	$59,459	$57,747	$1,712	3.0%
Employee benefits	20,467	19,976	491	2.5%
Occupancy expense	6,255	6,304	(49)	(0.8)%
Furniture and equipment expense	5,870	5,362	508	9.5%
Data processing fees	15,757	14,697	1,060	7.2%
Professional fees and services	9,553	9,137	416	4.6%
Marketing	2,335	2,780	(445)	(16.0)%
Insurance	2,642	2,682	(40)	(1.5)%
Communication	1,800	1,857	(57)	(3.1)%
State tax expense	2,216	1,989	227	11.4%
Amortization of intangible assets	805	958	(153)	(16.0)%
Foundation contributions	—	4,000	(4,000)	N.M.
Miscellaneous	3,271	3,209	62	1.9%
Total other expense	$130,430	$130,698	$(268)	(0.2)%

Total other expense of $130.4 million for the six months ended June 30, 2022 represented a decrease of $268,000, or 0.2%, compared to $130.7 million for the six months ended June 30, 2021. The increase in salaries expense was primarily related to increases in base salary expense, partially offset by decreases in incentive compensation expense and additional compensation expense. The increase in employee benefits expense was primarily related to increased payroll tax expense and other retirement benefits. The increase in furniture and equipment expense was primarily related to an increase in depreciation expense. The increase in data processing fees was primarily related to an increase in software data processing expense, partially offset by a decrease in debit card processing expense. The increase in professional fees and services expense was primarily due to increases in management and consulting expense, legal expense and directors fees, which were partially offset by decreases in credit costs and other fees. The decrease in marketing expense was due to a decrease in advertising expenses. The decrease in foundation contributions was due to a $4.0 million contribution to Park's charitable foundation having been made during the six months ended June 30, 2021, with no similar contribution being made during the six months ended June 30, 2022.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021	% change from 12/31/21	% change from 06/30/21
Loans (1)	6,957,611	6,868,935	7,031,199	1.29%	(1.05)%
Loans less PPP loans (2)	6,944,183	6,794,515	6,782,319	2.20%	2.39%
Allowance for credit losses	81,415	83,111	83,374	(2.04)%	(2.35)%
Net loans	6,876,196	6,785,824	6,947,825	1.33%	(1.03)%
Investment securities	1,904,387	1,807,392	1,454,170	5.37%	30.96%
Total assets	9,794,711	9,538,217	9,922,623	2.69%	(1.29)%
Total deposits	8,575,310	8,157,720	8,481,017	5.12%	1.11%
Average assets (3)	9,723,664	9,814,766	9,707,256	(0.93)%	0.17%
Efficiency ratio (4)	57.98%	58.21%	56.80%	(0.40)%	2.08%
Return on average assets (5)	1.58%	1.62%	1.79%	(2.47)%	(11.73)%
(1) Excluded from total loans at June 30, 2022 were $6.3 million in commercial loans held for sale.
(2) Excluded $13.4 million, $74.4 million and $248.9 million of PPP loans at June 30, 2022, December 31, 2021 and June 30, 2021.
(3) Average assets for the six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021.
(4) Calculated utilizing fully taxable equivalent net interest income which includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.7 million for the six months ended June 30, 2022, $1.4 million for the six months ended June 30, 2021 and $2.9 million for the year ended December 31, 2021.
(5) Annualized for the six months ended June 30, 2022 and 2021.

Loans outstanding at June 30, 2022 were $6.96 billion, compared to $6.87 billion at December 31, 2021, an increase of $88.7 million. Loans outstanding at June 30, 2022 were $6.96 billion, compared to $7.03 billion at June 30, 2021, a decrease of $73.6 million. Excluding $13.4 million and $74.4 million of PPP loans at June 30, 2022 and December 31, 2021, respectively, loans outstanding were $6.94 billion at June 30, 2022, compared to $6.79 billion at December 31, 2021, an increase of $149.7 million. Excluding $13.4 million and $248.9 million of PPP loans at June 30, 2022 and 2021, respectively, loans outstanding were $6.94 billion at June 30, 2022, compared to $6.78 billion at June 30, 2021, an increase of $161.9 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021	change from 12/31/21	% change from 12/31/21	change from 06/30/21	% change from 06/30/21
Home equity	$162,616	$165,691	$167,624	$(3,075)	(1.86)%	$(5,008)	(2.99)%
Installment	1,820,500	1,685,687	1,700,083	134,813	8.00%	120,417	7.08%
Real estate	1,134,763	1,142,991	1,182,877	(8,228)	(0.72)%	(48,114)	(4.07)%
Commercial (excluding PPP loans) (1) (2)	3,821,686	3,797,673	3,731,788	24,013	0.63%	89,898	2.41%
PPP loans	13,428	74,420	248,880	(60,992)	(81.96)%	(235,452)	(94.60)%
Other	4,618	2,473	(53)	2,145	86.74%	4,671	N.M.
Total loans	$6,957,611	$6,868,935	$7,031,199	$88,676	1.29%	$(73,588)	(1.05)%
Total loans (excluding PPP loans)	$6,944,183	$6,794,515	$6,782,319	$149,668	2.20%	$161,864	2.39%
(1) Excluded $13.4 million of PPP loans at June 30, 2022, $74.4 million of PPP loans at December 31, 2021 and $248.9 million of PPP loans at June 30, 2021.
(2) Excluded from total loans at June 30, 2022 were $6.3 million in commercial loans held for sale.

PNB's allowance for credit losses decreased by $1.7 million, or 2.0%, to $81.4 million at June 30, 2022, compared to $83.1 million at December 31, 2021. Net charge-offs were $506,000, or 0.01% of total average loans, for the six months ended June 30, 2022 and were $640,000, or 0.01% of total average loans, for the year ended December 31, 2021. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) credit losses recognized in each period presented.

Total deposits at June 30, 2022 were $8.58 billion, compared to $8.16 billion at December 31, 2021, an increase of $417.6 million, or 5.1%. Total deposits at June 30, 2022 were $8.58 billion, compared to $8.48 million at June 30, 2021, an increase of

$94.3 million, or 1.1%. During the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, Park made the decision to participate in two programs to transfer deposits off balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At June 30, 2022, December 31, 2021 and June 30, 2021, Park had $809.8 million, $983.1 million and $812.2 million, respectively, in deposits which were off-balance sheet. Total deposits would have increased $244.3 million, or 2.7%, compared to December 31, 2021 had the $809.8 million and $983.1 million in deposits remained on the balance sheet at the respective dates. Total deposits would have increased $91.9 million, or 1.0%, compared to June 30, 2021 had the $809.8 million and $812.2 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021	change from 12/31/21	% change from 12/31/21	change from 06/30/21	% change from 06/30/21
Non-interest bearing deposits	$3,336,212	$3,320,413	$3,143,998	$15,799	0.5%	$192,214	6.1%
Transaction accounts	1,845,379	1,502,876	1,504,559	342,503	22.8%	340,820	22.7%
Savings	2,719,526	2,622,771	3,067,795	96,755	3.7%	(348,269)	(11.4)%
Certificates of deposit	674,193	711,660	764,665	(37,467)	(5.3)%	(90,472)	(11.8)%
Total deposits	$8,575,310	$8,157,720	$8,481,017	$417,590	5.1%	$94,293	1.1%
Off balance sheet deposits	809,792	983,053	812,154	(173,261)	(17.6)%	(2,362)	(0.3)%
Total deposits including off balance sheet deposits	$9,385,102	$9,140,773	$9,293,171	$244,329	2.7%	$91,931	1.0%

All Other

The table below reflects All Other net (loss) income for the first and second quarters of 2022, for the first half of each of 2022 and 2021 and for the years ended December 31, 2021 and 2020.

(In thousands)	Q2 2022	Q1 2022	Six months YTD 2022	Six months YTD 2021	2021	2020
Net interest income (expense)	$528	$(1,686)	$(1,158)	$(176)	$1,495	$1,255
Recovery of credit losses (1)	(366)	(58)	(424)	(949)	(3,362)	(18,759)
Other income	1,938	409	2,347	1,401	3,142	1,433
Other expense	3,834	3,157	6,991	8,567	16,840	17,657
Net (loss) income before income tax benefit	$(1,002)	$(4,376)	$(5,378)	$(6,393)	$(8,841)	$3,790
Income tax benefit	(386)	(1,783)	(2,169)	(2,338)	(3,325)	(403)
Net (loss) income	$(616)	$(2,593)	$(3,209)	$(4,055)	$(5,516)	$4,193
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2022 and 2021 and December 31, 2021 and the related recovery of credit losses for the three months and six months ended June 30, 2022 and 2021, and the year ended December 31, 2021 were calculated utilizing this guidance.

The net interest income (expense) for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals, as well as interest income on GFSC loans and SEPH impaired loan relationships. The net interest income (expense) for All Other included interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park in August 2020 (the "Park Subordinated Notes").

Net interest income (expense) reflected net interest expense of $1.2 million for the six months ended June 30, 2022, compared to $176,000 for the six months ended June 30, 2021. The change was largely the result of a decrease of $630,000 in loan interest income related to payment collections at SEPH, and a decrease of $595,000 in net interest income from GFSC, partially offset by a decrease in interest expense on borrowings of $239,000 mainly related to the Park Subordinated Notes.

Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other income of $2.3 million for the six months ended June 30, 2022, compared to $1.4 million for the six months ended June 30, 2021. The change was largely due to a $1.2 million increase in income from bank owned life insurance, mainly related to a death benefit payout, and a $474,000 increase in gain (loss) on equity securities, net, which went from a $130,000 gain for the six months ended June 30, 2021 to a $603,000 gain for the six months ended June 30, 2022. The increase was partially offset by an $442,000 decrease in income related to Partnership Investments, which went from a $642,000 gain for the six months ended June 30, 2021 to a $199,000 gain for the six months ended June 30, 2022.

All Other had other expense of $7.0 million for the six months ended June 30, 2022, compared to $8.6 million for the six months ended June 30, 2021. The decrease was largely due to a $419,000 decrease in professional fees and services, a $364,000 decrease in occupancy expenses, a $337,000 decrease in salaries expense, and a $277,000 decrease in other insurance expense.

The table below provides certain balance sheet information for All Other as of or for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021	% change from 12/31/21	% change from 6/30/21
Loans	$1,074	$2,187	$4,446	(50.89)%	(75.84)%
Allowance for credit losses	33	86	203	(61.63)%	(83.74)%
Net loans	1,041	2,101	4,243	(50.45)%	(75.47)%
Total assets	31,959	22,037	25,371	45.02%	25.97%
Average assets (1)	28,132	32,692	35,771	(13.95)%	(21.36)%
(1) Average assets for the six months ended June 30, 2022 and 2021, and the year ended December 31, 2021.

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2022, for the first half of each of 2022 and 2021 and for the years ended December 31, 2021 and 2020.

(In thousands)	Q2 2022	Q1 2022	Six months YTD 2022	Six months YTD 2021	2021	2020
Net interest income	$83,939	$77,686	$161,625	$164,585	$329,893	$327,630
Provision for (recovery of) credit losses (1)	2,991	(4,605)	(1,614)	(8,895)	(11,916)	12,054
Other income	31,193	31,656	62,849	65,327	129,944	125,664
Other expense	70,048	67,373	137,421	139,265	283,518	286,595
Income before income taxes	$42,093	$46,574	$88,667	$99,542	$188,235	$154,645
Income tax expense	7,769	7,699	15,468	17,579	34,290	26,722
Net income	$34,324	$38,875	$73,199	$81,963	$153,945	$127,923
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses as of June 30, 2022 and 2021 and December 31, 2021 and the related provision for (recovery of) credit losses for the three months and six months ended June 30, 2022 and 2021, and the year ended December 31, 2021 were calculated utilizing this guidance.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2022 and 2021

Net interest income increased by $88,000, or 0.1%, to $83.9 million for the second quarter of 2022, compared to $83.9 million for the second quarter of 2021. See the discussion under the table below.

	Three months ended June 30, 2022			Three months ended June 30, 2021
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,841,376	$77,948	4.57%	$7,094,099	$81,354	4.60%
Taxable investments	1,481,186	7,624	2.06%	969,647	4,600	1.90%
Tax-exempt investments (2)	398,295	3,387	3.41%	278,384	2,572	3.71%
Money market instruments	136,232	260	0.77%	720,238	186	0.10%
Interest earning assets	$8,857,089	$89,219	4.04%	$9,062,368	$88,712	3.93%

Interest bearing deposits	$5,020,698	2,041	0.16%	$5,261,608	1,686	0.13%
Short-term borrowings	191,981	190	0.40%	296,946	182	0.25%
Long-term debt	188,380	2,177	4.63%	217,909	2,275	4.19%
Interest bearing liabilities	$5,401,059	$4,408	0.33%	$5,776,463	$4,143	0.29%
Excess interest earning assets	$3,456,030			$3,285,905
Tax equivalent net interest income		$84,811			$84,569
Net interest spread			3.71%			3.64%
Net interest margin			3.84%			3.74%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $161,000 for the three months ended June 30, 2022 and $178,000 for the same period of 2021.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $711,000 for the three months ended June 30, 2022 and $540,000 for the same period of 2021.

Average interest earning assets for the second quarter of 2022 decreased by $205.3 million, or 2.3%, to $8,857 million for the second quarter of 2022, compared to $9,062 million for the second quarter of 2021. The average yield on interest earning assets increased by 11 basis points to 4.04% for the second quarter of 2022, compared to 3.93% for the second quarter of 2021.

Interest income for the three months ended June 30, 2022 and 2021 included purchase accounting accretion of $545,000 and $795,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $2.3 million and $2.8 million, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the three months ended June 30, 2022 and 2021 also included $1.0 million and $5.7 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the yield on loans was 4.36% and 4.29% for the three months ended June 30, 2022 and 2021, respectively, and the yield on earning assets was 3.88% and 3.66% for the three months ended June 30, 2022 and 2021, respectively.

Average interest bearing liabilities for the second quarter of 2022 decreased by $375.4 million, or 6.5%, to $5,401 million, compared to $5,776 million for the second quarter of 2021. The average cost of interest bearing liabilities increased by 4 basis points to 0.33% for the second quarter of 2022, compared to 0.29% for the second quarter of 2021. During the year ended December 31, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet. At June 30, 2022 and 2021, Park had $809.8 million and $812.2 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.27% and 0.25% for the second quarters of 2022 and 2021, respectively.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 3.68% and 3.47% for the three months ended June 30, 2022 and 2021, respectively.

Yield on Loans: Average loan balances decreased $252.7 million, or 3.6%, to $6,841 million for the second quarter of 2022, compared to $7,094 million for the second quarter of 2021. The average yield on the loan portfolio decreased by 3 basis points to 4.57% for the second quarter of 2022, compared to 4.60% for the second quarter of 2021. Average loans for the second quarters of 2022 and 2021 included $27.8 million and $363.1 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2022 and 2021.

	Three months ended June 30, 2022		Three months ended June 30, 2021
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$160,486	4.10%	$167,478	3.79%
Installment loans	1,738,493	4.64%	1,682,154	4.81%
Real estate loans	1,121,377	3.73%	1,184,891	3.78%
Commercial loans (1)	3,816,374	4.80%	4,057,591	4.78%
Other	4,646	7.05%	1,985	16.44%
Total loans before allowance	$6,841,376	4.57%	$7,094,099	4.60%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $161,000 for the three months ended June 30, 2022 and $178,000 for the same period of 2021.

Loan interest income for the three months ended June 30, 2022 and 2021 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, (a) the yield on home equity loans was 3.96%, the yield on installment loans was unchanged at 4.64%, the yield on real estate loans was 3.72%, the yield on commercial loans was 4.44% and the yield on total loans and leases before allowance was 4.36% for the three months ended June 30, 2022; and (b) the yield on home equity loans was 3.43%, the yield on installment loans was unchanged at 4.81%, the yield on real estate loans was 3.77%, the yield on commercial loans was 4.25% and the yield on total loans and leases before allowance was 4.29% for the three months ended June 30, 2021.

Cost of Deposits: Average interest bearing deposit balances decreased $240.9 million, or 4.6%, to $5,021 million for the second quarter of 2022, compared to $5,262 for the second quarter of 2021. The average cost of funds on deposit balances increased by 3 basis points to 0.16% for the second quarter of 2022, compared to 0.13% for the second quarter of 2021.

The table below shows for the three months ended June 30, 2022 and 2021, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2022		Three months ended June 30, 2021
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,703,192	0.09%	$1,527,464	0.02%
Savings deposits and clubs	2,633,478	0.14%	2,943,614	0.04%
Time deposits	684,028	0.42%	790,530	0.65%
Total interest bearing deposits	$5,020,698	0.16%	$5,261,608	0.13%

Comparison for the First Half of 2022 and 2021

Net interest income decreased by $3.0 million, or 1.8%, to $161.6 million for the first half of 2022, compared to $164.6 million for the first half of 2021. See the discussion under the table below.

	Six months ended June 30, 2022			Six months ended June 30, 2021
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,835,389	$150,532	4.44%	$7,116,353	$160,264	4.54%
Taxable investments	1,439,811	13,754	1.93%	892,545	8,856	2.00%
Tax-exempt investments (2)	385,068	6,485	3.40%	278,668	5,150	3.73%
Money market instruments	247,549	413	0.34%	637,531	329	0.10%
Interest earning assets	$8,907,817	$171,184	3.88%	$8,925,097	$174,599	3.95%

Interest bearing deposits	$5,095,085	3,112	0.12%	$5,195,848	3,656	0.14%
Short-term borrowings	207,482	434	0.42%	307,617	365	0.24%
Long-term debt	188,324	4,322	4.63%	219,098	4,561	4.20%
Interest bearing liabilities	$5,490,891	$7,868	0.29%	$5,722,563	$8,582	0.30%
Excess interest earning assets	$3,416,926			$3,202,534
Tax equivalent net interest income		$163,316			$166,017
Net interest spread			3.59%			3.65%
Net interest margin			3.70%			3.75%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $329,000 for the six months ended June 30, 2022 and $351,000 for the same period of 2021.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.4 million for the six months ended June 30, 2022 and $1.1 million for the same period of 2021.

Average interest earning assets for the first half of 2022 decreased by $17.3 million, or 0.2%, to $8,908 million for the first half of 2022, compared to $8,925 million for the first half of 2021. The average yield on interest earning assets decreased by 7 basis points to 3.88% for the first half of 2022, compared to 3.95% for the first half of 2021.

Interest income for the six months ended June 30, 2022 and 2021 included purchase accounting accretion of $1.0 million and $1.9 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $2.3 million and $2.9 million, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the six months ended June 30, 2022 and 2021 also included $2.6 million and $10.9 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the yield on loans was 4.29% and 4.31% for the six months ended June 30, 2022 and 2021, respectively, and the yield on earning assets was 3.76% and 3.74% for the six months ended June 30, 2022 and 2021, respectively.

Average interest bearing liabilities for the first half of 2022 decreased by $231.7 million, or 4.0%, to $5,491 million, compared to $5,723 million for the first half of 2021. The average cost of interest bearing liabilities decreased by 1 basis points to 0.29% for the first half of 2022, compared to 0.30% for the first half of 2021. During the year ended December 31, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet. At June 30, 2022 and 2021, Park had $809.8 million and $812.2 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Excluding the impact of these off-balance sheet OWS deposits, the average cost of interest bearing liabilities would have been 0.24% and 0.26% for the first half of 2022 and 2021, respectively.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 3.58% and 3.54% for the six months ended June 30, 2022 and 2021, respectively.

Yield on Loans: Average loan balances decreased $281.0 million, or 3.9%, to $6,835 million for the first half of 2022, compared to $7,116 million for the first half of 2021. The average yield on the loan portfolio decreased by 10 basis points to 4.44% for the first half of 2022, compared to 4.54% for the first half of 2021. Average loans for the first half of 2022 and 2021 included $43.8 million and $366.1 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2022 and 2021.

	Six months ended June 30, 2022		Six months ended June 30, 2021
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$161,153	3.82%	$171,465	3.85%
Installment loans	1,709,775	4.65%	1,670,193	4.86%
Real estate loans	1,125,980	3.71%	1,191,253	3.83%
Commercial loans (1)	3,834,736	4.58%	4,081,115	4.64%
Other	3,745	8.81%	2,327	14.65%
Total loans before allowance	$6,835,389	4.44%	$7,116,353	4.54%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $329,000 for the six months ended June 30, 2022 and $351,000 for the same period of 2021.

Loan interest income for the six months ended June 30, 2022 and 2021 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, (a) the yield on home equity loans was 3.68%, the yield on installment loans was unchanged at 4.65%, the yield on real estate loans was 3.69%, the yield on commercial loans was 4.32% and the yield on total loans and leases before allowance was 4.29% for the six months ended June 30, 2022; and (b) the yield on home equity loans was 3.46%, the yield on installment loans was unchanged at 4.86%, the yield on real estate loans was 3.81%, the yield on commercial loans was 4.26% and the yield on total loans and leases before allowance was 4.31% for the six months ended June 30, 2021.

Cost of Deposits: Average interest bearing deposit balances decreased $100.8 million, or 1.9%, to $5,095 million for the first half of 2022, compared to $5,196 for the first half of 2021. The average cost of funds on deposit balances decreased by 2 basis points to 0.12% for the first half of 2022, compared to 0.14% for the first half of 2021.

The table below shows for the six months ended June 30, 2022 and 2021, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2022		Six months ended June 30, 2021
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,671,685	0.06%	$1,492,733	0.02%
Savings deposits and clubs	2,730,864	0.09%	2,884,098	0.04%
Time deposits	692,536	0.42%	819,017	0.71%
Total interest bearing deposits	$5,095,085	0.12%	$5,195,848	0.14%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2022 and for the years ended December 31, 2021, 2020 and 2019.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - first six months	4.44%	2.24%	0.34%	3.88%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $329,000 for the six months ended June 30, 2022, and $704,000, $623,000, and $576,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.4 million for the six months ended June 30, 2022, and $2.2 million, $2.2 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3) Interest income for the six months ended June 30, 2022 and for the years ended December 31, 2021, 2020 and 2019 included $2.3 million, $8.0 million,$453,000, and $256,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $1.0 million, $3.3 million, $4.4 million, and $5.2 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the six months ended June 30, 2022 and for the years ended December 31, 2021 and December 31, 2020 included $2.6 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income described in the preceding sentences of this footnote, the yield on loans was 4.29%, 4.27%, 4.63%, and 5.09%, for the six months ended June 30, 2022, and for the years ended December 31, 2021, 2020 and 2019, respectively, and the yield on earning assets was 3.76%, 3.64%, 4.20%, and 4.62%, for the six months ended June 30, 2022 and for the years ended December 31, 2021, 2020 and 2019, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2022 and for the years ended December 31, 2021, 2020 and 2019.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - first six months	0.12%	0.42%	4.63%	0.29%
(1) Interest expense for the six months ended June 30 2022 and the years ended December 31, 2021, 2020 and 2019 included $5,000, $46,000, $226,000, and $593,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, for the six months ended June 30, 2022 and the years ended December 31, 2021, 2020 and 2019, the cost of funds on interest bearing deposits was 0.12%, 0.12%, 0.41%, and 1.02%, respectively, and the cost of interest bearing liabilities was 0.29%, 0.28%, 0.53%, and 1.13%, respectively.

Credit Metrics and Provision for (Recovery of) Credit Losses

The provision for (recovery of) credit losses is the amount subtracted from/added to the allowance for credit losses to ensure the allowance is sufficient to absorb estimated credit losses over the life of a loan. The amount of the provision for (recovery of) credit losses is determined by management based on relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

The adoption of ASU 2016-13 on January 1, 2021 resulted in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in an $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded.

The table below provides additional information on the recovery of credit losses for the three-month and six-month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$78,861	$86,886	$83,197	$85,675
Cumulative change in accounting principle; adoption of ASU 2016-13	—	—	—	6,090
Charge-offs (1)	2,402	1,070	3,749	2,771
Recoveries	1,998	1,801	3,614	3,478
Net charge-offs (recoveries)	404	(731)	135	(707)
Provision for (recovery of) credit losses	2,991	(4,040)	(1,614)	(8,895)
Ending balance	$81,448	$83,577	$81,448	83,577

Net charge-offs (recoveries) as a % of average loans (annualized)	0.02%	(0.04)%	—%	(0.02)%
(1) Charge-offs for the three-month and six-month periods ended June 30, 2022 included $1.2 million in charge-offs prior to the transfer of certain commercial loans to held for sale.

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at June 30, 2022, March 31, 2022, December 31, 2021 and June 30, 2021.

Park - Allowance for Credit Losses
(Dollars in thousands)	6/30/2022	3/31/2022	12/31/2021	6/30/2021
Total allowance for credit losses	$81,448	$78,861	$83,197	$83,577
Allowance on PCD loans	—	—	—	—
Specific reserves on individually evaluated loans	1,874	1,513	1,616	3,915
General reserves on collectively evaluated loans	$79,574	$77,348	$81,581	$79,662

Total loans	$6,958,685	$6,821,606	$6,871,122	$7,035,646
PCD loans	5,934	6,987	7,149	1,007
Individually evaluated loans	42,523	63,209	74,502	86,874
Collectively evaluated loans	$6,910,228	$6,751,410	$6,789,471	$6,947,765

Allowance for credit losses as a % of period end loans	1.17%	1.16%	1.21%	1.19%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (1)	1.15%	1.22%	1.22%	1.23%

General reserve as a % of collectively evaluated loans	1.15%	1.15%	1.20%	1.15%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (1)	1.15%	1.21%	1.21%	1.19%
(1) Excluded $13.4 million of PPP loans and $14,000 in related allowance at June 30, 2022; $37.4 million of PPP loans and $39,000 in related allowance at March 31, 2022; $74.4 million of PPP loans and $77,000 in related allowance at December 31, 2021; and $248.9 million of PPP loans and $258,000 related allowance at June 30, 2021.

The allowance for credit losses of $81.4 million at June 30, 2022 represented a $2.6 million, or 3.3%, increase compared to $78.9 million at March 31, 2022. The increase was largely due to a $2.2 increase in general reserves, taking into consideration deterioration in economic forecasts, inflationary pressures, rising interest rates, and geopolitical conflict (including the conflict between Russia and Ukraine), while balancing a decrease in risks associated with the COVID-19 pandemic, particularly in high risk loan portfolios such as hotel and accommodations, restaurants and food service and strip shopping centers.

The allowance for credit losses of $78.9 million at March 31, 2022 represented a $4.3 million, or 5.2%, decrease compared to

$83.2 million at December 31, 2021. The decline was largely due to a $4.2 million decrease in general reserves, taking into consideration improvement in economic forecasts and a decrease in risks associated with the COVID-19 pandemic, particularly in high risk loan portfolios such as hotel and accommodations, restaurants and food service and strip shopping centers while balancing risks associated with inflationary pressures and geopolitical conflict (including the conflict between Russia and Ukraine). See the section entitled "Allowance for Credit Losses" for further details.

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) commercial loans held for sale that were previously classified as nonperforming; (5) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (6) other nonperforming assets. At December 31, 2021 and June 30, 2021, other nonperforming assets consisted of aircraft acquired as part of a loan workout. There were no other nonperforming assets at June 30, 2022.

The following table compares Park’s nonperforming assets at June 30, 2022, December 31, 2021 and June 30, 2021.

(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Nonaccrual loans	$44,374	$72,722	$96,760
Accruing TDRs	19,746	28,323	17,420
Loans past due 90 days or more	507	1,607	515
Total nonperforming loans	$64,627	$102,652	$114,695
Commercial loans held for sale, previously nonperforming	5,619	—	—
Total nonperforming loans, including commercial loans held for sale	$70,246	$102,652	$114,695

OREO	1,354	775	813
Other nonperforming assets	—	2,750	3,164
Total nonperforming assets	$71,600	$106,177	$118,672

Percentage of nonaccrual loans to total loans	0.64%	1.06%	1.38%
Percentage of nonperforming loans to total loans	0.93%	1.49%	1.63%
Percentage of nonperforming assets to total loans	1.03%	1.55%	1.69%
Percentage of nonperforming assets to total assets	0.73%	1.11%	1.19%

Included in the OREO totals above were $1.4 million of SEPH OREO at June 30, 2022, and $594,000 of SEPH OREO at both December 31, 2021 and June 30, 2021.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at June 30, 2022, December 31, 2021 and June 30, 2021. Loans are classified as current if they are less than 30 days past due.

	June 30, 2022		December 31, 2021		June 30, 2021
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$28,144	0.41%	$53,259	0.78%	$76,674	1.09%
Nonaccrual loans - past due	16,230	0.23%	19,463	0.28%	20,086	0.29%
Total nonaccrual loans	$44,374	0.64%	$72,722	1.06%	$96,760	1.38%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Pass-rated	$3,737,354	$3,712,784	$3,798,344
Special mention	64,876	75,397	95,110
Substandard	84	—	130
Individually evaluated for impairment	42,523	74,502	86,874
Accruing PCD	5,449	6,630	9,490
Total	$3,850,286	$3,869,313	$3,989,948
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park had $64.9 million of collectively evaluated commercial loans included on the watch list at June 30, 2022, compared to $75.4 million at December 31, 2021, and $95.1 million at June 30, 2021. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The $64.9 million of collectively evaluated commercial watch list loans as of June 30, 2022 was elevated compared to pre-pandemic levels, an increase of $38.1 million compared to $26.8 million at March 31, 2020. This $38.1 million increase was largely due to $43.7 million of hotels and accommodations loans that were downgraded to special mention as a result of the impact of COVID-19 offset by problem loan resolutions. In addition to the $43.7 million in hotels and accommodations loans that were downgraded to special mention, $3.5 million in hotels and accommodations loans were downgraded to nonaccrual status. Park is closely monitoring the impact of COVID-19 and related economic recovery on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis. Park has determined that any commercial loans which have been placed on nonaccrual status or classified as TDRs will be individually evaluated. Individual analysis will establish a specific reserve for loans in scope.  Specific reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

Individually evaluated commercial loans were $42.5 million at June 30, 2022, a decrease of $32.0 million, compared to $74.5 million at December 31, 2021 and a decrease of $44.4 million, compared to $86.9 million at June 30, 2021. The $42.5 million of individually evaluated commercial loans at June 30, 2022 included $10.5 million of loans modified in a TDR which are currently on accrual status and performing in accordance with the restructured terms, down from $17.5 million at December 31, 2021.

At June 30, 2022, Park had taken partial charge-offs of $382,000 related to the $42.5 million of individually evaluated commercial loans, compared to partial charge-offs of $624,000 related to the $74.5 million of individually evaluated commercial loans at December 31, 2021.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans were reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At both June 30, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2022 and December 31, 2021 was $5.9 million and $7.1 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of June 30, 2022 are detailed below.

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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment between 3.32% and 3.97%, during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of March 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.75%, during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, volatility in consumer confidence, workforce challenges, and geopolitical conflict (including the conflict in Ukraine) continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2022. Improved forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point decline in the weighted quantitative allowance.
◦As of June 30, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.57%, during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, declining consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario resulted in a 4 basis point increase in the weighted quantitative allowance.

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
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs and recoveries.
•The quality of Park’s credit review function.
•The experience, ability, and depth of Park’s lending, investment, collection, and other relevant management and staff.
•The effect of other external factors such as the regulatory, legal and technological environments; competition; geopolitical conflict; and events such as natural disasters or pandemics.
•Actual and expected changes in international, national, regional and local economic and business conditions and developments in the markets in which Park operates that affect the collectibility of financial assets.
•Where the U.S. economy is within a given credit cycle.
•The extent that there is government assistance (stimulus).

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or doubtful. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation Even though COVID-19 case numbers have declined since December 31, 2021, these industries are still recovering from the pandemic effects. As of June 30, 2022, additional reserves totaling $2.6 million were added for these portfolios on top of the quantitative reserve already calculated. This is a decrease from $5.2 million as of December 31, 2021 and reflects improvement in COVID-19 cases, eased COVID-19 health department precautions and improving affected industry performance. Management believes there is still residual risk in these portfolios related to pandemic effects and uncertainty in future COVID-19 strains and related impacts.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	June 30, 2022		December 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve	Pass Rated Balance	Additional Reserve
Hotels and accommodations	$152,081	$1,145	$148,018	$2,226
Restaurants and food service	45,797	517	40,648	917
Strip shopping centers	172,893	954	184,171	2,033
Total	$370,771	$2,616	$372,837	$5,176

Additionally, at June 30, 2022, management applied a 0.75% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This 0.75% reserve was reduced from 1.00% at December 31, 2021. At June 30, 2022, Park's originated hotels and accommodation loans had a balance of $199.0 million with an additional reserve related to valuation risks of $1.5 million. At December 31, 2021, Park's originated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million.

As of June 30, 2022, Park had $13.4 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Other Income

Other income decreased by $45,000 to $31.2 million for the quarter ended June 30, 2022, compared to $31.2 million for the second quarter of 2021 and decreased $2.5 million to $62.8 million for the first half of 2022, compared to $65.3 million for the first half of 2021.

The decrease for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a decrease in other service income and miscellaneous income, partially offset by increases in income from fiduciary activities, service charges on deposit accounts, bank owned life insurance income, gain on equity securities, net, and other components of net periodic pension benefit income.

The decrease for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a decrease in other service income and miscellaneous income, partially offset by increases in income from fiduciary activities, service charges on deposit accounts, bank owned life insurance income, gain on equity securities, net, and other components of net periodic pension benefit income.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Income from fiduciary activities	$8,859	$8,569	$290	$17,656	$16,742	$914
Service charges on deposit accounts	2,563	2,032	531	4,637	4,086	551
Other service income	4,940	7,159	(2,219)	9,759	16,776	(7,017)
Debit card fee income	6,731	6,758	(27)	12,857	12,844	13
Bank owned life insurance income	2,374	1,149	1,225	3,549	2,314	1,235
ATM fees	583	655	(72)	1,115	1,185	(70)
Gain on equity securities, net	709	467	242	3,062	2,277	785
Other components of net periodic pension benefit income	3,027	2,038	989	6,054	4,076	1,978
Miscellaneous	1,407	2,411	(1,004)	4,160	5,027	(867)
Total other income	$31,193	$31,238	$(45)	$62,849	$65,327	$(2,478)

Income from fiduciary activities increased by $290,000, or 3.4%, to $8.9 million for the three months ended June 30, 2022, compared to $8.6 million for the same period of 2021 and increased $914,000, or 5.5%, to $17.7 million for the six months ended June 30, 2022 compared to $16.7 million for the same period in 2021. The majority of fiduciary fees are charged on a lag, based on the market value of the assets under management.The average market value of assets under management for the three months ended June 30, 2022 was $7,073 million compared to $7,457 million for the same period in 2021. The average market value of assets under management for the first half of 2022 was $7,294 million compared to $7,259 million for the same period in 2021.

Service charges on deposit accounts increased by $531,000, or 26.1%, to $2.6 million for the three months ended June 30, 2022, compared to $2.0 million for the same period of 2021 and increased $551,000, or 13.5%, to $4.6 million for the six months ended June 30, 2022, compared to $4.1 million for the same period of 2021. The increases for both the three-month and six-month periods ended June 30, 2022 compared to June 30, 2021 were primarily due to an increase in NSF income.

Other service income decreased by $2.2 million, or 31.0%, to $4.9 million for the three months ended June 30, 2022, compared to $7.2 million for the same period of 2021. The primary reason for the decrease for the three months ended June 30, 2022 compared to the same period of 2021 was a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $3.1 million, which was partially offset by an increase in investor rate locks and mortgage loans held for sale of $257,000 and a $432,000 increase in commercial fee income. Mortgage origination volume decreased by $104.8 million, or 40.9%, to $151.7 million for the three months ended June 30, 2022 from $256.5 million for the three months ended June 30, 2021. Other service income decreased by $7.0 million, or 41.8%, to $9.8 million for the six months ended June 30, 2022, compared to $16.8 million for the same period of 2021. The primary reasons for the decrease for the six months ended June 30, 2022 compared to the same period of 2021 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $7.8 million and a decrease in mortgage servicing rights income of $929,000, which were partially offset by an increase in investor rate locks and mortgage loans held for sale of $1.2 million. Mortgage origination volume decreased by $248.6 million, or 44.4%, to $311.9 million for the six months ended June 30, 2022 from $560.5 million for the six months ended June 30, 2021.

Bank owned life insurance income increased by $1.2 million, or 106.6%, to $2.4 million for the three months ended June 30, 2022, compared to $1.1 million for the same period of 2021 and increased $1.2 million, or 53.4%, to $3.5 million for the six months ended June 30, 2022, compared to $2.3 million for the same period of 2021. The increases for both the three-month and six-month periods ended June 30, 2022 compared to June 30, 2021 were due to an increase in received death benefits.

Gain on equity securities, net, increased $242,000, to a net gain of $709,000 for the three months ended June 30, 2022, compared to a net gain of $467,000 for the same period in 2021 and increased $785,000 to a net gain of $3.1 million for the six month ended June 30, 2022 compared to a net gain of $2.3 million for the same period in 2021. The $242,000 increase for the three months ended June 30, 2022 was related to a $658,000 increase in gain (loss) on other equity securities which went from a $39,000 loss for the three months ended June 30, 2021 to a $619,000 gain for the three months ended June 30, 2022, which was offset by a $416,000 decrease in the gain on equity securities held at NAV, declining from a $506,000 gain for the three months ended June 30, 2021 to a $90,000 gain for the three months ended June 30, 2022. The $785,000 increase for the six months ended June 30, 2022 was related to a $132,000 increase in gain (loss) on other equity securities which went from a $395,000 gain for the six months ended June 30, 2021 to a $527,000 gain for the six months ended June 30, 2022, and a $653,000 increase in the gain on equity securities held at NAV, which went from a $1.9 million gain for the six months ended June 30, 2021 to a $2.5 million gain for the six months ended June 30, 2022.

Other components of net periodic pension benefit income increased $1.0 million to $3.0 million for the three months ended June 30, 2022 compared to $2.0 million for the same period in 2021, and increased $2.0 million, to $6.1 million for the six months ended June 30, 2022 compared to $4.1 million for the six months ended June 30, 2021. The increases for both the three-month and six-month periods were largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets as well as a decrease in the amortization of unrecognized net actuarial losses.

Miscellaneous income decreased $1.0 million, or 41.6%, to $1.4 million for the three months ended June 30, 2022, compared to $2.4 million for the same period of 2021 and decreased $867,000, or 17.2%, to $4.2 million for the six months ended June 30, 2022 compared to $5.0 million for the same period of 2021. The decrease for the three months period ended June 30, 2022 compared to the same period of 2021 was primarily a result of decreases in printed check sales income and wire transfer fees, a decrease in the gain on sales of assets, and increased OREO devaluations, which were partially offset by the receipt of settlement income. The decrease for the six months ended June 30, 2022 compared to the same period of 2021 was primarily the result of decreases in printed check sales income, operating lease rent, and wire transfer fees, and an increase in OREO devaluations, offset by an increase in the gain on sales of assets.

Other Expense

Other expense decreased by $1.4 million to $70.0 million for the three months ended June 30, 2022 compared to $71.4 million for the same period of 2021 and decreased $1.9 million to $137.4 million for the six months ended June 30, 2022, compared to $139.3 million for the first half of 2021.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Salaries	$31,052	$30,303	$749	$61,573	$60,199	$1,374
Employee benefits	10,199	10,056	143	20,698	20,257	441
Occupancy expense	3,040	3,027	13	6,254	6,667	(413)
Furniture and equipment expense	2,934	2,756	178	5,871	5,366	505
Data processing fees	8,416	7,150	1,266	15,920	14,862	1,058
Professional fees and services	6,775	6,973	(198)	12,633	12,637	(4)
Marketing	1,019	1,290	(271)	2,336	2,781	(445)
Insurance	1,245	1,276	(31)	2,650	2,967	(317)
Communication	935	770	165	1,825	1,892	(67)
State tax expense	1,167	1,103	64	2,359	2,211	148
Amortization of intangible assets	403	479	(76)	805	958	(153)
Foundation contribution	—	4,000	(4,000)	—	4,000	(4,000)
Miscellaneous	2,863	2,217	646	4,497	4,468	29
Total other expense	$70,048	$71,400	$(1,352)	$137,421	$139,265	$(1,844)

Salaries increased by $749,000, or 2.5%, to $31.1 million for the three months ended June 30, 2022, compared to $30.3 million for the same period in 2021. The increase for the three months ended June 30, 2022 compared to the same period of 2021 was due to an increase of $2.0 million in base salary expense and a reduction in deferred salary cost benefit of $509,000, partially offset by a decrease in additional compensation expense of $605,000, which primarily related to calamity pay and special one-time bonuses as a result of the COVID-19 public health crisis, and a decrease in officer incentive compensation of $1.0 million, compared to the three months ended June 30, 2021.

Salaries increased by $1.4 million, or 2.3%, to $61.6 million for the six months ended June 30, 2022, compared to $60.2 million for the same period in 2021. The increase for the six months ended June 30, 2022, was due to an increase of $2.6 million in base salary expense and a reduction in deferred salary cost benefit of $625,000, partially offset by a decrease in additional compensation expense of $928,000, which primarily related to calamity pay and special one-time bonuses as a result of the COVID-19 public health crisis and a decrease in officer incentive compensation of $1.0 million, compared to the six months ended June 30, 2021.

Employee benefits increased $143,000, or 1.4%, to $10.2 million for the three months ended June 30, 2022, compared to $10.1 million for the same period in 2021, and increased $441,000, or 2.2%, to $20.7 for the six months ended June 30, 2022 compared to $20.3 million for the first half of 2021. The $143,000 increase for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to increased payroll tax expense of $103,000 and a $57,000 increase in Park's KSOP match, offset by a reduction in group insurance costs. The $441,000 increase for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increased payroll tax expense of $278,000 and a $158,000 increase in Park's KSOP match.

Occupancy expense increased by $13,000, or 0.4%, to $3.0 million for the three months ended June 30, 2022, compared to $3.0 million for the same period in 2021 and decreased by $413,000, or 6.2%, to $6.3 million for the six months ended June 30, 2022 compared to $6.7 million for the six month ended June 30, 2021. The decrease of $413,000 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily related to reductions in rental, maintenance, and janitorial expenses, partially offset by an increase in utilities expense.

Furniture and equipment expense increased $178,000, or 6.5%, to $2.9 million for the three months ended June 30, 2022 compared to $2.8 million for the same period in 2021, and increased $505,000, or 9.4%, to $5.9 million for the six months ended June 30, 2022 compared to $5.4 million for the six months ended June 30, 2021. The increases for both the three-month and six-month periods ended June 30, 2022 compared to June 30, 2021 related to an increase in depreciation expense.

Data processing expense increased $1.3 million, or 17.7%, to $8.4 million for the three months ended June 30, 2022 compared to $7.2 million for the same period in 2021, and increased $1.1 million, or 7.1%, to $15.9 million for the six months ended June 30, 2022 compared to $14.9 million for the six months ended June 30, 2021. The increase for both the three-month and six- month periods ended June 30, 2022 compared to the periods ended June 30, 2021 related to an increase in software expenses, partially offset by reduced debit card processing costs.

Marketing expense decreased $271,000, or 21.0%, to $1.0 million for the three months ended June 30, 2022 compared to $1.3 million for the same period in 2021, and decreased $445,000, or 16.0%, to $2.3 million for the six months ended June 30, 2022 compared to $2.8 million for the six months ended June 30, 2021. The decreases for both the three-month and six-month periods ended June 30, 2022 compared to the periods ended June 30, 2021 related to a decrease in advertising expense.

The foundation contribution decrease for both the three months and six months ended June 30, 2022, compared to the same periods of 2021, was due to a $4.0 million contribution being made to Park's charitable foundation during the three months and six months ended June 30, 2021 and no similar contribution being made during the six months ended June 30, 2022.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense increased $646,000, or 29.1%, to $2.9 million for the three-month period ended June 30, 2022, compared to the same period in 2021, and increased $29,000, or 0.6%, to $4.5 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The $646,000 increase in expense for the three months ended June 30, 2022 compared to the same period ended June 30, 2021 was primarily related to a $222,000 expense related to a derivative liability, an increase of $47,000 in non-loan related losses and an increase of $167,000 in supplies expense. The $29,000 increase in expense for the six months ended June 30, 2022 compared to the same period ended June 30, 2021 was primarily related to a $222,000 expense related to a derivative liability, increased travel expense of $161,000, and an increase of $271,000 in supplies expense, offset by a decrease of $402,000 in the provision for the allowance for unfunded credit losses and a decline of $103,000 in non-loan related losses.

Items Impacting Comparability

From time to time, revenue, expenses, and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results relate to merger and acquisition activities and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	Affected Line Item
Net interest income	$83,939	$83,851	$161,625	$164,585
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	545	795	1,022	1,905	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	2	11	5	32	Interest on deposits
less interest income on former Vision Bank relationships	2,305	2,838	2,347	2,943	Interest and fees on loans
Net interest income - adjusted	$81,087	$80,207	$158,251	$159,705

Provision for (recovery of) credit losses	$2,991	$(4,040)	$(1,614)	$(8,895)
less recoveries on former Vision Bank relationships	(506)	(152)	(507)	(409)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$3,497	$(3,888)	$(1,107)	$(8,486)

Total other income	$31,193	$31,238	$62,849	$65,327
less other service income related to former Vision Bank relationships	500	3	500	61	Other service income
Total other income - adjusted	$30,693	$31,235	$62,349	$65,266

Total other expense	$70,048	$71,400	$137,421	$139,265
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	—	—	8	Salaries
less merger-related expenses related to NewDominion and Carolina Alliance acquisitions	—	4	—	8	Insurance
less COVID-19 related expenses	141	670	747	1,535	Salaries
less severance and restructuring charges	497	46	539	154	Salaries
less direct expenses related to collection of payments on former Vision Bank loan relationships	366	300	366	407	Professional fees and services
less rebranding initiative related expenses	74	77	154	152	Occupancy expense
less rebranding initiative related expenses	262	261	526	523	Furniture and equipment expense
less rebranding initiative related expenses	—	1	—	591	Data processing fees
less rebranding initiative related expenses	—	3	—	31	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	403	479	805	958	Amortization of intangible assets
less Foundation contribution	—	4,000	—	4,000	Foundation contribution
Total other expense - adjusted	$68,305	$65,559	$134,284	$130,898

Tax effect of adjustments to net income identified above (7)	$(444)	$429	$(261)	$634

Net income - reported	$34,324	$39,132	$73,199	$81,963
Net income - adjusted (6)	$32,653	$40,745	$72,216	$84,346

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Diluted EPS	$2.10	$2.38	$4.48	$4.98
Diluted EPS, adjusted (6)	$2.00	$2.47	$4.42	$5.13

Annualized return on average assets (1)(2)	1.42%	1.59%	1.51%	1.70%
Annualized return on average assets, adjusted (1)(2)(6)	1.35%	1.66%	1.49%	1.75%

Annualized return on average tangible assets (1)(2)(4)	1.45%	1.62%	1.54%	1.73%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.38%	1.68%	1.52%	1.78%

Annualized return on average shareholders' equity (1)(2)	12.86%	14.81%	13.57%	15.71%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	12.23%	15.42%	13.39%	16.16%

Annualized return on average tangible equity (1)(2)(3)	15.23%	17.60%	16.02%	18.70%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	14.49%	18.33%	15.81%	19.25%

Efficiency ratio (5)	60.38%	61.65%	60.76%	60.20%
Efficiency ratio, adjusted (5)(6)	60.63%	58.45%	60.41%	57.82%

Annualized net interest margin (5)	3.84%	3.74%	3.70%	3.75%
Annualized net interest margin, adjusted (5)(6)	3.71%	3.58%	3.62%	3.64%

Financial Reconciliations

(1) Reported measure uses net income
(2) Averages are for the three months and six months ended June 30, 2022 and June 30, 2021.
(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2022
AVERAGE SHAREHOLDERS' EQUITY	$1,070,493	$1,059,949	$1,087,919	$1,052,223
Less: Average goodwill and other intangible assets	166,516	168,211	166,716	168,449
AVERAGE TANGIBLE EQUITY	$903,977	$891,738	$921,203	$883,774

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2022
AVERAGE ASSETS	$9,679,020	$9,872,078	$9,751,796	$9,743,027
Less: Average goodwill and other intangible assets	166,516	168,211	166,716	168,449
AVERAGE TANGIBLE ASSETS	$9,512,504	$9,703,867	$9,585,080	$9,574,578

(5) Efficiency ratio is calculated by dividing total other expense by the sum of FTE net interest income and other income. Fully taxable equivalent net interest income reconciliation is shown assuming a 21% federal corporate income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing fully taxable equivalent net interest income by average interest earning assets, in each case during the applicable period.

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2022
Interest income	$88,347	$87,994	$169,493	$173,167
FTE adjustment	872	718	1,691	1,432
FTE interest income	$89,219	$88,712	$171,184	$174,599
Interest expense	4,408	4,143	7,868	8,582
FTE net interest income	$84,811	$84,569	$163,316	$166,017

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for (recovery of) credit losses, total other income and total other expense.
(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

(8) Pre-tax, pre-provision ("PTPP") net income is calculated as net income during the applicable period, plus income taxes, and the provision for (recovery of) credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for (recovery of) credit losses.

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$34,324	$39,132	$73,199	$81,963
Plus: Income Taxes	7,769	8,597	15,468	17,579
Plus: Provision for (recovery of) credit losses	2,991	(4,040)	(1,614)	(8,895)
Pre-tax, pre-provision net income	$45,084	$43,689	$87,053	$90,647

Income Tax

Income tax expense was $7.8 million for the second quarter of 2022 and consisted of federal income tax expense of $7.4 million and state income tax expense of $341,000. This compares to income tax expense of $8.6 million for the second quarter of 2021 which consisted of federal income tax expense of $8.3 million and state income tax expense of $264,000. The effective income tax rate for the second quarter of 2022 was 18.5%, compared to 18.0% for the same period in 2021. Income tax expense was $15.5 million for the first half of 2022 and consisted of federal income tax expense of $14.8 million and state income tax expense of $646,000. This compares to income tax expense of $17.6 million for the first half of 2021 which consisted of federal income tax expense of $17.1 million and state income tax expense of $529,000. The effective income tax rate for the first half of 2022 was 17.4%, compared to 17.7% for the same period in 2021.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2022 year will be approximately $6.9 million.

Comparison of Financial Condition
At June 30, 2022 and December 31, 2021

Changes in Financial Condition

Total assets increased by $266.4 million, or 2.8%, during the first six months of 2022 to $9,827 million at June 30, 2022, compared to $9,560 million at December 31, 2021. This increase was primarily due to the following:

•Cash and cash equivalents increased by $27.3 million, or 12.4%, to $246.4 million at June 30, 2022, compared to $219.2 million at December 31, 2021. Money market instruments were $75.3 million at June 30, 2022, compared to $74.7 million at December 31, 2021 and cash and due from banks were $171.1 million at June 30, 2022, compared to $144.5 million at December 31, 2021.
•Investment securities increased $105.3 million, or 5.8%, to $1,921 million at June 30, 2022, compared to $1,815 million at December 31, 2021.
•Loans increased by $87.6 million, or 1.3%, to $6,959 million at June 30, 2022, compared to $6,871 million at December 31, 2021. PPP loans were $13.4 million at June 30, 2022 compared to $74.4 million at December 31, 2021.
•Prepaid assets increased by $8.4 million, or 5.9%, to $152.6 million at June 30, 2022, compared to $144.1 million at December 31, 2021.
•Other assets increased by $26.5 million, or 261.2%, to $36.7 million at June 30, 2022, compared to $10.2 million at December 31, 2021. This was primarily related to an increase in deferred tax assets.

Total liabilities increased by $327.2 million, or 3.9%, during the first six months of 2022 to $8,777 million at June 30, 2022, compared to $8,449 million at December 31, 2021. This increase was primarily due to the following:

•Total deposits increased by $393.1 million, or 5.0%, to $8,298 million at June 30, 2022, compared to $7,905 million at December 31, 2021. During 2020, Park made the decision to participate in an OWS program in order to manage the balance sheet. At June 30, 2022 and December 31, 2021, Park had $809.8 million and $983.1 million, respectively, in off-balance sheet deposits.
•Short-term borrowings decreased by $67.0 million, or 28.1%, to $171.8 million at June 30, 2022, compared to $238.8 million at December 31, 2021.
•Unfunded commitments in affordable housing tax credit investments decreased by $7.3 million, or 25.5%, to $21.2 million at June 30, 2022, compared to $28.5 million at December 31, 2021.

Total shareholders’ equity decreased by $60.7 million, or 5.5%, to $1,050.0 million at June 30, 2022, from $1,110.8 million at December 31, 2021. This decrease was primarily due to the following:

•Accumulated other comprehensive (loss) income, net of taxes changed by $100.6 million, from a positive $15.2 million at December 31, 2021, to a negative $85.4 million at June 30, 2022, largely as a result of unrealized net holding losses on debt securities AFS, net of taxes, of $100.8 million.
•Retained earnings increased by $37.9 million during the period primarily as a result of net income of $73.2 million, partially offset by cash dividends on common shares of $34.3 million.

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

Liquidity

Cash provided by operating activities was $56.5 million and $80.2 million for the six months ended June 30, 2022 and 2021, respectively. Net income was the primary source of cash from operating activities for each of the six-month periods ended June 30, 2022 and 2021.

Cash used in investing activities was $318.4 million and $184.4 million for the six months ended June 30, 2022 and 2021, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions used cash of $216.5 million for the six months ended June 30, 2022 and used cash of $308.5 million for the six months ended June 30, 2021. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $91.0 million for the six months ended June 30, 2022 and cash provided by the net decrease in the loan portfolio was $136.7 million for the six months ended June 30, 2021.

Cash provided by financing activities was $289.2 million and $541.2 million for the six months ended June 30, 2022 and 2021, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $393.1 million and $642.3 million of cash for the six months ended June 30, 2022 and 2021, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the six months ended June 30, 2022, net short-term borrowings decreased and used $67.0 million in cash. For the six months ended June 30, 2021, net short-term borrowings decreased and used $56.4 million in cash and net long-term borrowings decreased and used $5.0 million in cash. Finally, cash declined by $34.5 million and $37.5 million for the six months ended June 30, 2022 and 2021, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 70.81% at June 30, 2022, compared to 71.87% at December 31, 2021 and 70.72% at June 30, 2021. Cash and cash equivalents were $246.4 million at June 30, 2022, compared to $219.2 million at December 31, 2021 and $807.4 million at June 30, 2021. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2022 was $1,050.0 million, or 10.7% of total assets, compared to $1,110.8 million, or 11.6% of total assets, at December 31, 2021 and $1,069.4 million, or 10.7% of total assets, at June 30, 2021.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2022. The following table indicates the capital ratios for PNB and Park at June 30, 2022 and December 31, 2021.

	At June 30, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.83%	10.87%	10.87%	12.30%
Park National Corporation	10.24%	12.62%	12.43%	15.95%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.58%	11.05%	11.05%	12.56%
Park National Corporation	9.77%	12.57%	12.37%	16.05%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 79 of Park’s 2021 Form 10-K (Table 39) for disclosure concerning contractual obligations and commitments at December 31, 2021. There were no other significant changes in contractual obligations and commitments during the first six months of 2022.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Loan commitments	$1,422,968	$1,364,224
Standby letters of credit	$23,276	$18,216

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

On page 78 (Table 38) of Park’s 2021 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,895.3 million or 21.70% of total interest earning assets at December 31, 2021. At June 30, 2022, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,589.0 million or 17.53% of total interest earning assets.

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

On page 79 of Park’s 2021 Form 10-K, management reported that at December 31, 2021, the earnings simulation model projected that net income would increase by 7.5% using a rising interest rate scenario and decrease by 15.1% using a declining interest rate scenario over the next year. At June 30, 2022, the earnings simulation model projected that net income would increase by 3.7% using a rising interest rate scenario and would decrease by 7.4% in a declining interest rate scenario. At June 30, 2022, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of June 30, 2022 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2022, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2022	—	$—	—	1,195,088
May 1 through May 31, 2022	—	—	—	1,195,088
June 1 through June 30, 2022	—	—	—	1,195,088
Total	—	$—	—	1,195,088

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

    Purchases may be made through NYSE American, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with the Ohio General Corporation Law, applicable federal and state securities laws, the rules applicable to issuers having securities listed on NYSE American, regulations promulgated by the Federal Reserve Board and all other applicable laws and regulations, each as in effect at the time of each such purchase. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements, any contractual obligations of Park and Park's subsidiaries and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization and the January 28, 2019 stock repurchase authorization are distinct from the stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

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
Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (Incorporated herein by reference to Exhibit 3.1(i) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 1-13006) ("Park's March 31, 2022 Form 10-Q"))

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
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 25, 2022 of Amendments to Section 1.10 and Section 2.04 of Park National Corporation's Regulations to eliminate the textual references to the right of Park National Corporation's shareholders to have cumulative voting apply in the election of directors (Incorporated herein by reference to Exhibit 3.2 to Park's April 27, 2022 (Form-8-K 1-13006))

3.2(f)	Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including those adopted by the shareholders of Park National Corporation on April 25, 2022] (Incorporated herein by reference to Exhibit 3.2(f) to Park's March 31, 2022 Form 10-Q)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2022 and December 31, 2021 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2022 and 2021 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive (Loss) Income for the three months and six months ended June 30, 2022 and 2021 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2022 and 2021 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). **

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
________________________________________

*Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger and Reorganization, and Item 601(a)(5) of SEC Regulation S-K, as currently in effect. A copy of any omitted attachment will be furnished supplementally to the SEC or the SEC's staff upon its request.

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

PARK NATIONAL CORPORATION

DATE: August 1, 2022	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: August 1, 2022	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)