Form 10-Q
period 2022-09-30
PARK NATIONAL CORP /OH/
filed 2022-11-08
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,263,583 Common Shares, no par value per share, outstanding at November 7, 2022.

PARK NATIONAL CORPORATION

CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at September 30, 2022 and December 31, 2021 (unaudited)	5

Consolidated Condensed Statements of Income for the three months and the nine months ended September 30, 2022 and 2021 (unaudited)	7

Consolidated Condensed Statements of Comprehensive (Loss) Income for the three months and the nine months ended September 30, 2022 and 2021 (unaudited)	9

Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the nine months ended September 30, 2022 and 2021 (unaudited)	10

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	12

Notes to Unaudited Consolidated Condensed Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	71

Item 3. Quantitative and Qualitative Disclosures About Market Risk	105

Item 4. Controls and Procedures	105

PART II. OTHER INFORMATION	107

Item 1. Legal Proceedings	107

Item 1A. Risk Factors	107

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	107

Item 3. Defaults Upon Senior Securities	108

Item 4. Mine Safety Disclosures	108

Item 5. Other Information	108

Item 6. Exhibits	108

SIGNATURES	111

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Unaudited Consolidated Condensed Financial Statements, Notes to Unaudited Consolidated Condensed Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	LIBOR	London Inter-Bank Offered Rate
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
Allowance	Allowance for credit losses	NAV	Net asset value
AOCI	Accumulated other comprehensive (loss) income	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	OCI	Other comprehensive (loss) income
ASU	Accounting Standards Update	OREO	Other real estate owned
AUCL	Allowance for unfunded credit losses	OWS	One-way sell
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Park	Park National Corporation and its subsidiaries
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CECL	Current expected credit loss	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PPP	CARES Act Paycheck Protection Program
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
GDP	Gross domestic product	SBA	Small Business Administration
GFSC	Guardian Financial Services Company	SEC	U.S. Securities and Exchange Commission
HPI	Home price index	SEPH	SE Property Holdings, LLC
HTM	Held-to-maturity	TBRSUs	Time-based restricted stock units
IRLC	Interest rate lock commitment	TDRs	Troubled debt restructurings
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	U.S. GAAP	United States Generally Accepted Accounting Principles
LDA	Loss driver analysis	U.S.	United States
LGD	Loss given default

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$149,136	$144,507
Money market instruments	58,297	74,673
Cash and cash equivalents	207,433	219,180

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,893,453 and $1,727,363 at September 30, 2022 and December 31, 2021, respectively, and no allowance for credit losses at September 30, 2022 and December 31, 2021)	1,742,123	1,754,140
Other investment securities	85,945	61,268
Total investment securities	1,828,068	1,815,408

Loans	7,103,246	6,871,122
Allowance for credit losses	(83,961)	(83,197)
Net loans	7,019,285	6,787,925

Bank owned life insurance	219,909	215,792
Prepaid assets	158,301	144,124
Goodwill	159,595	159,595
Other intangible assets	6,316	7,462
Premises and equipment, net	84,669	89,008
Affordable housing tax credit investments	62,771	58,711
OREO	1,354	775
Accrued interest receivable	29,144	23,413
Operating lease right-of-use asset	15,536	13,446
Mortgage loan servicing rights	16,191	15,264
Other	46,475	10,151
Total assets	$9,855,047	$9,560,254

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$3,138,417	$3,066,419
Interest bearing	5,171,510	4,838,109
Total deposits	8,309,927	7,904,528

Short-term borrowings	189,493	238,786
Subordinated notes	188,551	188,210
Unfunded commitments in affordable housing tax credit investments	28,480	28,484
Operating lease liability	16,414	14,339
Allowance for credit losses on off-balance sheet commitments	4,451	4,282
Accrued interest payable	1,295	3,116
Other	80,264	67,750
Total liabilities	$8,818,875	$8,449,495

Shareholders' equity:
Preferred shares (200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 shares issued at September 30, 2022 and 17,623,118 shares issued at December 31, 2021)	461,321	461,800
Retained earnings	839,207	776,294
Treasury shares (1,369,310 shares at September 30, 2022 and 1,403,555 shares at December 31, 2021)	(139,013)	(142,490)
Accumulated other comprehensive (loss) income, net of taxes	(125,343)	15,155
Total shareholders' equity	1,036,172	1,110,759
Total liabilities and shareholders’ equity	$9,855,047	$9,560,254

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:

Interest and fees on loans	$83,522	$78,127	$233,725	$238,040

Interest and dividends on:
Debt securities - taxable	10,319	4,904	24,073	13,760
Debt securities - tax-exempt	2,923	2,029	8,046	6,098
Other interest income	3,180	360	3,593	689
Total interest and dividend income	99,944	85,420	269,437	258,587

Interest expense:

Interest on deposits:
Demand and savings deposits	5,757	435	7,441	1,222
Time deposits	825	1,011	2,253	3,880

Interest on borrowings:
Short-term borrowings	306	187	740	552
Long-term debt	2,228	2,185	6,550	6,746

Total interest expense	9,116	3,818	16,984	12,400

Net interest income	90,828	81,602	252,453	246,187

Provision for (recovery of) credit losses	3,190	1,972	1,576	(6,923)
Net interest income after provision for (recovery of) credit losses	$87,638	$79,630	250,877	253,110

Other income:
Income from fiduciary activities	$8,216	$8,820	25,872	25,562
Service charges on deposit accounts	2,859	2,389	7,496	6,475
Other service income	2,956	6,668	12,715	23,444
Debit card fee income	6,514	6,453	19,371	19,297
Bank owned life insurance income	1,185	1,462	4,734	3,776
ATM fees	610	622	1,725	1,807
Gain (loss) on sale of OREO, net	5,607	3	5,611	(26)
OREO valuation markup	12,009	—	12,039	13
Gain on equity securities, net	58	609	3,120	2,886
Other components of net periodic pension benefit income	3,027	2,038	9,081	6,114
Miscellaneous	3,653	3,347	7,779	8,390
Total other income	$46,694	$32,411	$109,543	$97,738

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other expense:
Salaries	$37,889	$29,433	$99,462	$89,632
Employee benefits	9,897	10,640	30,595	30,897
Occupancy expense	3,455	3,211	9,709	9,878
Furniture and equipment expense	2,912	2,797	8,783	8,163
Data processing fees	8,170	7,817	24,090	22,679
Professional fees and services	8,359	6,973	20,992	19,610
Marketing	1,595	1,574	3,931	4,355
Insurance	1,237	1,403	3,887	4,370
Communication	1,098	796	2,923	2,688
State tax expense	1,186	1,113	3,545	3,324
Amortization of intangible assets	341	420	1,146	1,378
Foundation contribution	4,000	—	4,000	4,000
Miscellaneous	2,764	2,312	7,261	6,780
Total other expense	$82,903	$68,489	$220,324	$207,754

Income before income taxes	$51,429	$43,552	$140,096	$143,094

Income taxes	9,361	8,118	24,829	25,697

Net income	$42,068	$35,434	$115,267	$117,397

Earnings per common share:
Basic	$2.59	$2.17	$7.10	$7.20
Diluted	$2.57	$2.16	$7.05	$7.14

Weighted average common shares outstanding:
Basic	16,253,704	16,292,312	16,240,966	16,315,996
Diluted	16,374,982	16,423,912	16,355,790	16,445,568

Regular cash dividends declared per common share	$1.04	$1.03	$3.12	$3.09
Special cash dividends declared per common share	$—	$—	—	$0.20

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$42,068	$35,434	$115,267	$117,397

Other comprehensive (loss) income, net of tax:
Unrealized net holding loss on debt securities available-for-sale, net of income tax effect of $(10,617) and $(1,328) for the three months ended September 30, 2022 and 2021, respectively, and $(37,403) and $(3,650) for the nine months ended September 30, 2022 and 2021, respectively.	(39,939)	(4,997)	(140,704)	(13,736)
Reclassification adjustment for losses included in net income on cash flow hedging derivatives, net of income tax effect of $14 for the nine months ended September 30, 2022.	—	—	52	—
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $31 for the three months ended September 30, 2021, and $41 and $94 for the nine months ended September 30, 2022 and 2021, respectively.	—	117	154	355
Other comprehensive loss	$(39,939)	$(4,880)	$(140,498)	$(13,381)

Comprehensive income (loss)	$2,129	$30,554	$(25,231)	$104,016

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$—	$461,800	$776,294	$(142,490)	$15,155
Net income			38,875
Other comprehensive loss, net of tax					(55,624)
Dividends on common shares at $1.04 per share			(17,172)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 29,757 common shares under share-based compensation awards, net of 18,658 common shares withheld to pay employee income taxes		(4,508)	(964)	3,021
Share-based compensation expense		1,981
Balance at March 31, 2022	$—	$459,271	$797,033	$(139,469)	$(40,469)
Net income			34,324
Other comprehensive loss, net of tax					(44,935)
Dividends on common shares at $1.04 per share			(17,116)
Share-based compensation expense		1,374
Balance at June 30, 2022	$—	$460,645	$814,241	$(139,469)	$(85,404)
Net income			42,068
Other comprehensive loss, net of tax					(39,939)
Dividends on common shares at $1.04 per share			(17,101)
Issuance of 4,490 common shares under share-based compensation awards, net of 2,559 common shares withheld to pay employee income taxes		(765)	(1)	$456
Share-based compensation expense		1,441
Balance at September 30, 2022	$—	$461,321	$839,207	$(139,013)	$(125,343)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$—	$460,687	$704,764	$(130,766)	$5,571
Cumulative change in accounting principle			(7,956)
Balance at January 1, 2021	$—	$460,687	$696,808	$(130,766)	$5,571
Net income			42,831
Other comprehensive loss, net of tax					(13,472)
Dividends on common shares at $1.23 per share			(20,365)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 21,764 common shares under share-based compensation awards, net of 14,108 common shares withheld to pay employee income taxes		(3,988)	(44)	2,174
Share-based compensation expense		1,836
Balance at March 31, 2021	$—	$458,534	$719,230	$(128,592)	$(7,901)
Net income			39,132
Other comprehensive income, net of tax					4,971
Dividends on common shares at $1.03 per share			(17,081)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 4,834 common shares under share-based compensation awards, net of 2,973 common shares withheld to pay employee income taxes		(743)	(126)	483
Share-based compensation expense		1,487
Balance at June 30, 2021	$—	$459,276	$741,155	$(128,109)	$(2,930)
Net income			35,434
Other comprehensive loss, net of tax					(4,880)
Dividends on common shares at $1.03 per share			(16,999)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 3,079 common shares under share-based compensation awards, net of 1,348 common shares withheld to pay employee income taxes		(495)	29	307
Repurchase of 137,659 common shares to be held as treasury shares				(16,048)
Share-based compensation expense		1,173
Balance at September 30, 2021	$—	$459,953	$759,619	$(143,850)	$(7,810)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$115,267	$117,397

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	1,576	(6,923)
Accretion of loan fees and costs, net	(9,869)	(20,601)
Depreciation of premises and equipment	10,341	9,951
Amortization of investment securities, net	2,596	1,442
Net accretion of purchase accounting adjustments	(402)	(1,375)
Gain on equity securities, net	(3,120)	(2,886)
Loan originations to be sold in secondary market	(157,868)	(465,278)
Proceeds from sale of loans in secondary market	169,212	503,032
Gain on sale of loans in secondary market	(3,885)	(15,032)
Share-based compensation expense	4,796	4,496
(Gain) loss on sale of OREO, net	(5,611)	26
OREO valuation markup	(12,039)	(13)
Gain on sale of non-mortgage loans	(495)	—
Bank owned life insurance income	(4,734)	(3,776)
Investment in qualified affordable housing tax credits amortization	5,940	5,567

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(10,827)	(3,370)
Increase in other assets	(2,302)	(11,021)
(Decrease) increase in other liabilities	(8,963)	986
Net cash provided by operating activities	$89,613	$112,622

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$2,216	$8,677
Proceeds from sales of investment securities	—	934
Proceeds from calls and maturities of:
Debt securities AFS	148,192	176,926
Purchases of:
Debt securities AFS	(316,878)	(637,123)
Equity securities	(9,165)	—
Net decrease in other investments	392	2,655
Net loan (originations) paydowns, portfolio loans	(234,239)	269,366
Proceeds from the sale of non-mortgage loans	4,345	3,688
Investment in qualified affordable housing tax credits	(10,004)	(6,182)
Proceeds from the sale of OREO	17,684	659
Life insurance death benefits	8,380	4,862
Purchases of bank owned life insurance	(7,500)	—
Purchases of premises and equipment	(6,576)	(10,670)
Net cash used in investing activities	$(403,153)	$(186,208)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2022	2021
Financing activities:
Net increase in deposits	$188,536	$900,305
Net decrease (increase) in off-balance sheet deposits	216,869	(108,239)
Net decrease in short-term borrowings	(49,293)	(106,251)
Repayment of long-term debt	—	(32,500)
Value of common shares withheld to pay employee income taxes	(2,761)	(2,403)
Repurchase of common shares to be held as treasury shares	—	(16,048)
Cash dividends paid	(51,558)	(54,357)
Net cash provided by financing activities	$301,793	$580,507

(Decrease) increase in cash and cash equivalents	(11,747)	506,921

Cash and cash equivalents at beginning of year	219,180	370,474

Cash and cash equivalents at end of period	$207,433	$877,395

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$18,805	$14,930

Federal income tax	16,070	16,430

Non-cash items:
Loans transferred to OREO	$13,418	$78

Right-of-use assets obtained in exchange for lease obligations	4,270	547

New commitments in affordable housing tax credits	10,000	10,000

AFS debt securities purchase commitment	—	52,508

New commitments in other investment securities	15,000	—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and the nine-month periods ended September 30, 2022 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2022.

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

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

Staff Accounting Bulletin ("SAB") No. 121 - In March 2022, the SEC issued SAB No. 121. This SAB adds interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for their platform users. Specifically, this SAB provides interpretive guidance on the accounting and disclosure of obligations to safeguard crypto-assets held for platform users. This guidance was applicable no later than the financial statement covering the first interim or annual period ending after June 15, 2022. Management reviewed its business activities as of the date of adoption, June 30, 2022, and determined that SAB 121 is not materially impactful to the financial statements. Management has continued to monitor on a quarterly basis and has determined that SAB 121 is not materially impactful to the financial statements as of September 30, 2022.

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

For entities, like Park, that have adopted the amendments in ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. An entity may elect to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in ASU 2022-02 should be applied prospectively, except for the amendments related to the recognition and measurement of TDRs which may be applied prospectively, or using a modified retrospective transition method. Management intends to adopt ASU 2022-02 effective January 1, 2023. The adoption of ASU 2022-02 is not expected to have a material impact on the financial statements but will impact disclosure requirements and reduce individually evaluated loan totals.

Note 3 – Investment Securities

Investment securities at September 30, 2022 and December 31, 2021, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2022:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$39,000	$—	$878	$38,122
Obligations of states and political subdivisions	424,193	100	30,375	393,918
U.S. Government sponsored entities' asset-backed securities	877,435	—	92,572	784,863
Collateralized loan obligations	535,575	—	26,517	509,058
Corporate debt securities	17,250	—	1,088	16,162
Total	$1,893,453	$100	$151,430	$1,742,123

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2021:
Obligations of states and political subdivisions	$366,933	$22,682	$24	$389,591
U.S. Government sponsored entities' asset-backed securities	849,114	13,437	8,088	854,463
Collateralized loan obligations	500,066	3	1,395	498,674
Corporate debt securities	11,250	169	7	11,412
Total	$1,727,363	$36,291	$9,514	$1,754,140

Investment securities in an unrealized loss position at September 30, 2022, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$38,122	$878	$—	$—	$38,122	$878
Obligations of states and political subdivisions	369,881	30,375	—	—	369,881	30,375
U.S. Government sponsored entities' asset-backed securities	548,839	46,623	236,024	45,949	784,863	92,572
Collateralized loan obligations	361,935	19,046	147,123	7,471	509,058	26,517
Corporate debt securities	9,162	1,088	—	—	9,162	1,088
Total	$1,327,939	$98,010	$383,147	$53,420	$1,711,086	$151,430

 Investment securities in an unrealized loss position at December 31, 2021, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$1,834	$24	$—	$—	$1,834	$24
U.S. Government sponsored entities' asset-backed securities	333,653	4,996	73,431	3,092	407,084	8,088
Collateralized loan obligations	429,671	1,395	—	—	429,671	1,395
Corporate debt securities	2,243	7	—	—	2,243	7
Total	$767,401	$6,422	$73,431	$3,092	$840,832	$9,514

At September 30, 2022, Park’s debt securities portfolio consisted of $1.74 billion of securities, $1.71 billion of which were in an unrealized loss position with unrealized losses of $151.4 million. Of the $1.71 billion of securities in an unrealized loss position, $383.1 million were in an unrealized loss position for 12 months or longer. Of the $151.4 million in unrealized losses, an aggregate of $93.5 million were related to Park's "Obligations of U.S. Treasury and other U.S. Government sponsored entities" portfolio and Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Unrealized losses have not been recognized into earnings as they represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the respective issuers. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market conditions change.

There was no allowance for credit losses recorded for debt securities AFS at either September 30, 2022 or December 31, 2021. Additionally, for the three months and the nine months ended September 30, 2022 and 2021, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at September 30, 2022, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total, due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S. Treasury and other U.S. Government sponsored entities
Due one through five years	$39,000	$38,122	2.37%

Obligations of state and political subdivisions:
Due five through ten years	$257,514	$251,544	3.67%
Due over ten years	166,679	142,374	3.20%
Total (1)	$424,193	$393,918	3.49%

U.S. Government sponsored entities' asset-backed securities	$877,435	$784,863	1.92%

Collateralized loan obligations	$535,575	$509,058	4.54%

Corporate debt securities
Due five through ten years	$15,250	$14,393	3.88%
Due over ten years	$2,000	$1,769	3.13%
Total	$17,250	$16,162	3.79%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month or the nine-month periods ended September 30, 2022 or 2021.

Investment securities having an amortized cost of $764.0 million and $733.7 million at September 30, 2022 and December 31, 2021, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at September 30, 2022 and December 31, 2021 were as follows:

(In thousands)	September 30, 2022	December 31, 2021
FHLB stock	$11,197	$13,413
FRB stock	14,653	14,653
Equity investments carried at fair value	1,746	2,129
Equity investments carried at modified cost (1)	14,726	4,689
Equity investments carried at NAV	43,623	26,384
Total other investment securities	$85,945	$61,268
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. An upward adjustment of $871,000 was recorded in the nine months ended September 30, 2022 as a result of observable price changes.

During the three months and the nine months ended September 30, 2022, the FHLB repurchased 22,160 shares of FHLB stock with a book value of $2.2 million. During the three months ended September 30, 2021, the FHLB repurchased 21,286 shares of FHLB stock with a book value of $2.1 million. During the nine months ended September 30, 2021, the FHLB repurchased 86,770 shares of FHLB stock with a book value of $8.7 million. No shares of FRB stock were purchased or sold during the three months or the nine months ended September 30, 2022 or 2021.

During the three months ended September 30, 2022 and 2021, $(39,000) and $97,000, respectively, of (losses) gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2022 and 2021, $488,000 and $492,000, respectively, of gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended September 30, 2022 and 2021, $97,000 and $512,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2022 and 2021, $2.6 million and $2.4 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,270,321	$1,223,079
PPP loans	5,715	74,420
Overdrafts	1,957	1,127
Commercial real estate (1)	1,790,801	1,801,792
Construction real estate:
Commercial	200,580	214,561
Retail	111,127	107,225
Residential real estate:
Commercial	532,921	533,802
Mortgage	1,057,204	1,033,658
HELOC	166,989	165,605
Installment	4,251	5,642
Consumer:
Consumer	1,938,913	1,685,793
GFSC	452	1,793
Check loans	2,144	2,093
Leases	19,871	20,532
Total	$7,103,246	$6,871,122
Allowance for credit losses	(83,961)	(83,197)
Net loans	$7,019,285	$6,787,925
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, and for its assistance in originating additional PPP loans during 2021, Park received an aggregate of $12.9 million in fees from the SBA. During the three months ended September 30, 2022 and September 30, 2021, $361,000 and $4.3 million, respectively, of PPP fee income was recognized within loan interest income. During the nine months ended September 30, 2022 and September 30, 2021, $2.9 million and $14.0 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $18.2 million at September 30, 2022, and of $19.5 million at December 31, 2021, which represented a net deferred income position in both years. At September 30, 2022 and December 31, 2021, included in the net deferred origination fees, costs and unearned income were $133,000 and $2.8 million, respectively, in net origination fees related to PPP loans. At September 30, 2022 and December 31, 2021, loans included purchase accounting adjustments of $2.7 million and $4.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.0 million and $1.1 million were reclassified to loans at September 30, 2022 and December 31, 2021, respectively.

Credit Quality
The following tables present the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at September 30, 2022 and December 31, 2021:

	September 30, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$10,736	$1,478	$30	$12,244
PPP loans	—	—	8	8
Overdrafts	—	—	—	—
Commercial real estate	18,866	9,068	—	27,934
Construction real estate:
Commercial	439	—	—	439
Retail	10	4	—	14
Residential real estate:
Commercial	1,725	430	—	2,155
Mortgage	9,579	7,084	407	17,070
HELOC	1,172	197	—	1,369
Installment	67	1,009	4	1,080
Consumer:
Consumer	969	561	335	1,865
GFSC	14	—	6	20
Check loans	—	—	—	—
Leases	1,035	—	—	1,035
Total loans	$44,612	$19,831	$790	$65,233

	December 31, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$13,271	$9,396	$—	$22,667
PPP loans	—	—	793	793
Overdrafts	—	—	—	—
Commercial real estate	40,142	7,713	—	47,855
Construction real estate:
Commercial	52	169	—	221
Retail	716	9	—	725
Residential real estate:
Commercial	2,366	240	—	2,606
Mortgage	11,718	7,779	372	19,869
HELOC	1,590	803	—	2,393
Installment	82	1,508	—	1,590
Consumer
Consumer	1,518	700	431	2,649
GFSC	79	6	11	96
Check loans	—	—	—	—
Leases	1,188	—	—	1,188
Total loans	$72,722	$28,323	$1,607	$102,652

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at September 30, 2022 and December 31, 2021:

	September 30, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$9,982	$754	$507
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	15,288	3,578	1,152
Construction real estate:
Commercial	439	—	—
Retail	—	10	1
Residential real estate:
Commercial	1,725	—	—
Mortgage	—	9,579	78
HELOC	125	1,047	88
Installment	—	67	17
Consumer
Consumer	—	969	409
GFSC	—	14	1
Check loans	—	—	—
Leases	943	92	18
Total loans	$28,502	$16,110	$2,271

	December 31, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$11,494	$1,777	$1,343
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	39,151	991	188
Construction real estate:
Commercial	52	—	—
Retail	—	716	67
Residential real estate:
Commercial	2,366	—	—
Mortgage	—	11,718	73
HELOC	—	1,590	99
Installment	—	82	24
Consumer
Consumer	—	1,518	393
GFSC	—	79	10
Check loans	—	—	—
Leases	914	274	43
Total	$53,977	$18,745	$2,240

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,716	$3,318	$225	$12,259
Commercial real estate	31,436	30	—	31,466
Construction real estate:
Commercial	1,107	—	—	1,107
Residential real estate:
Commercial	2,452	—	—	2,452
Mortgage	94	—	—	94
HELOC	124	—	—	124
Leases	—	1,035	—	1,035
Total loans	$43,929	$4,383	$225	$48,537

	December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$9,321	$13,366	$156	$22,843
Commercial real estate	52,901	37	—	52,938
Construction real estate:
Commercial	1,178	—	—	1,178
Residential real estate:
Commercial	2,906	—	57	2,963
Mortgage	370	—	—	370
HELOC	148	—	—	148
Leases	—	1,211	—	1,211
Total loans	$66,824	$14,614	$213	$81,651

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and the nine-month periods ended September 30, 2022 and 2021:

	Interest Income Recognized
(In thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$15	$40	$45	$147
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	237	458	751	1,480
Construction real estate:
Commercial	6	1	10	38
Retail	—	—	4	1
Residential real estate:
Commercial	24	60	64	180
Mortgage	43	90	112	233
HELOC	5	2	11	12
Installment	1	—	3	2
Consumer:
Consumer	14	23	42	71
GFSC	1	3	4	11
Check loans	—	—	—	—
Leases	9	17	33	61
Total loans	$355	$694	$1,079	$2,236

The following tables present the aging of the amortized cost in past due loans at September 30, 2022 and December 31, 2021 by class of loan:

	September 30, 2022
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,356	$9,303	$10,659	$1,259,662	$1,270,321
PPP loans	780	8	788	4,927	5,715
Overdrafts	—	—	—	1,957	1,957
Commercial real estate	574	516	1,090	1,789,711	1,790,801
Construction real estate:
Commercial	158	—	158	200,422	200,580
Retail	—	—	—	111,127	111,127
Residential real estate:
Commercial	9	362	371	532,550	532,921
Mortgage	6,986	5,450	12,436	1,044,768	1,057,204
HELOC	282	631	913	166,076	166,989
Installment	46	7	53	4,198	4,251
Consumer:
Consumer	4,498	477	4,975	1,933,938	1,938,913
GFSC	46	10	56	396	452
Check loans	5	—	5	2,139	2,144
Leases	38	166	204	19,667	19,871
Total loans	$14,778	$16,930	$31,708	$7,071,538	$7,103,246
(1) Includes an aggregate of $790,000 of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $28.5 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2021
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$2,908	$9,547	$12,455	$1,210,624	$1,223,079
PPP loans	242	793	1,035	73,385	74,420
Overdrafts	—	—	—	1,127	1,127
Commercial real estate	65	1,461	1,526	1,800,266	1,801,792
Construction real estate:
Commercial	—	—	—	214,561	214,561
Retail	346	660	1,006	106,219	107,225
Residential real estate:
Commercial	283	438	721	533,081	533,802
Mortgage	6,170	5,933	12,103	1,021,555	1,033,658
HELOC	565	1,011	1,576	164,029	165,605
Installment	49	31	80	5,562	5,642
Consumer
Consumer	2,614	618	3,232	1,682,561	1,685,793
GFSC	153	52	205	1,588	1,793
Check loans	10	—	10	2,083	2,093
Leases	60	526	586	19,946	20,532
Total loans	$13,465	$21,070	$34,535	$6,836,587	$6,871,122
(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $53.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at September 30, 2022 and December 31, 2021 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$146,540	$221,469	$166,613	$68,641	$36,924	$62,427	$523,166	$1,225,780
Special Mention	622	1,554	1,076	613	38	92	27,378	31,373
Substandard	277	20	2,189	108	1,384	7,838	669	12,485
Doubtful	—	—	7	99	99	273	205	683
Total	$147,439	$223,043	$169,885	$69,461	$38,445	$70,630	$551,418	$1,270,321

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$3,162	$2,553	$—	$—	$—	$—	$5,715
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$3,162	$2,553	$—	$—	$—	$—	$5,715

Commercial real estate (1)
Risk rating
Pass	$271,557	$379,993	$389,071	$228,751	$112,182	$327,854	$14,433	$1,723,841
Special Mention	397	757	3,934	6,821	13,830	22,311	—	48,050
Substandard	413	1,292	1,043	1,549	4,293	6,596	150	15,336
Doubtful	—	—	—	—	2,966	608	—	3,574
Total	$272,367	$382,042	$394,048	$237,121	$133,271	$357,369	$14,583	$1,790,801

Construction real estate: Commercial
Risk rating
Pass	$69,238	$55,895	$30,411	$3,019	$3,194	$3,400	$34,080	$199,237
Special Mention	—	—	236	—	—	—	—	236
Substandard	—	132	307	—	668	—	—	1,107
Doubtful	—	—	—	—	—	—	—	—
Total	$69,238	$56,027	$30,954	$3,019	$3,862	$3,400	$34,080	$200,580

Residential Real Estate: Commercial
Risk rating
Pass	$77,551	$125,411	$144,603	$58,862	$35,700	$69,669	$15,341	$527,137
Special Mention	—	93	1,491	698	—	1,356	146	3,784
Substandard	195	464	321	32	309	679	—	2,000
Doubtful	—	—	—	—	—	—	—	—
Total	$77,746	$125,968	$146,415	$59,592	$36,009	$71,704	$15,487	$532,921

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$6,869	$4,275	$3,996	$1,529	$1,209	$853	$—	$18,731
Special Mention	105	—	—	—	—	—	—	105
Substandard	34	—	533	122	13	33	—	735
Doubtful	74	91	26	108	—	1	—	300
Total	$7,082	$4,366	$4,555	$1,759	$1,222	$887	$—	$19,871

Total Commercial Loans
Risk rating
Pass	$571,755	$790,205	$737,247	$360,802	$189,209	$464,203	$587,020	$3,700,441
Special Mention	1,124	2,404	6,737	8,132	13,868	23,759	27,524	83,548
Substandard	919	1,908	4,393	1,811	6,667	15,146	819	31,663
Doubtful	74	91	33	207	3,065	882	205	4,557
Total	$573,872	$794,608	$748,410	$370,952	$212,809	$503,990	$615,568	$3,820,209
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

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,957	$—	$—	$—	$—	$—	$—	$1,957
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,957	$—	$—	$—	$—	$—	$—	$1,957

Construction Real Estate: Retail
Performing	$49,821	$43,035	$9,093	$4,751	$1,746	$2,591	$76	$111,113
Nonperforming	—	—	—	—	—	14	—	14
Total	$49,821	$43,035	$9,093	$4,751	$1,746	$2,605	$76	$111,127

Residential Real Estate: Mortgage
Performing	$168,168	$217,090	$197,891	$93,470	$57,037	$306,478	$—	$1,040,134
Nonperforming	—	—	357	564	578	15,571	—	17,070
Total	$168,168	$217,090	$198,248	$94,034	$57,615	$322,049	$—	$1,057,204

Residential Real Estate: HELOC
Performing	$—	$312	$24	$112	$117	$2,118	$162,937	$165,620
Nonperforming	—	—	45	—	—	1,156	168	1,369
Total	$—	$312	$69	$112	$117	$3,274	$163,105	$166,989

Residential Real Estate: Installment
Performing	$78	$—	$2	$271	$68	$2,752	$—	$3,171
Nonperforming	—	—	8	3	19	1,050	—	1,080
Total	$78	$—	$10	$274	$87	$3,802	$—	$4,251

Consumer: Consumer
Performing	$731,330	$501,209	$366,792	$171,775	$71,891	$77,727	$16,324	$1,937,048
Nonperforming	109	318	349	336	200	553	—	1,865
Total	$731,439	$501,527	$367,141	$172,111	$72,091	$78,280	$16,324	$1,938,913

Consumer: GFSC
Performing	$—	$—	$81	$213	$70	$7	$61	$432
Nonperforming	—	—	—	17	—	3	—	20
Total	$—	$—	$81	$230	$70	$10	$61	$452

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,144	$2,144
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,144	$2,144

Total Consumer Loans
Performing	$951,354	$761,646	$573,883	$270,592	$130,929	$391,673	$181,542	$3,261,619
Nonperforming	109	318	759	920	797	18,347	168	21,418
Total	$951,463	$761,964	$574,642	$271,512	$131,726	$410,020	$181,710	$3,283,037

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,127	$—	$—	$—	$—	$—	$—	$1,127
Nonperforming	—	—	—	—	—	—	—	—
Total	1,127	$—	$—	$—	$—	$—	$—	$1,127

Construction Real Estate: Retail
Performing	$68,374	$26,247	$5,710	$2,743	$1,505	$1,842	$79	$106,500
Nonperforming	—	647	57	—	—	21	—	725
Total	$68,374	$26,894	$5,767	$2,743	$1,505	$1,863	$79	$107,225

Residential Real Estate: Mortgage
Performing	$230,299	$217,022	$114,077	$68,774	$59,939	$323,678	$—	$1,013,789
Nonperforming	—	626	785	824	574	17,060	—	19,869
Total	$230,299	$217,648	$114,862	$69,598	$60,513	$340,738	$—	$1,033,658

Residential Real Estate: HELOC
Performing	$400	$—	$121	$58	$41	$2,640	$159,952	$163,212
Nonperforming	89	40	—	37	90	1,811	326	2,393
Total	$489	$40	$121	$95	$131	$4,451	$160,278	$165,605

Residential Real Estate: Installment
Performing	$—	$3	$418	$111	$1,049	$2,471	$—	$4,052
Nonperforming	—	12	5	26	78	1,469	—	1,590
Total	$—	$15	$423	$137	$1,127	$3,940	$—	$5,642

Consumer: Consumer
Performing	$649,638	$505,555	$259,230	$119,222	$64,699	$62,136	$22,664	$1,683,144
Nonperforming	241	506	755	399	155	593	—	2,649
Total	$649,879	$506,061	$259,985	$119,621	$64,854	$62,729	$22,664	$1,685,793

Consumer: GFSC
Performing	$—	$243	$986	$292	$63	$5	$108	$1,697
Nonperforming	—	9	73	5	9	—	—	96
Total	$—	$252	$1,059	$297	$72	$5	$108	$1,793

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,093	$2,093
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,093	$2,093

Total Consumer Loans
Performing	$949,838	$749,070	$380,542	$191,200	$127,296	$392,772	$184,896	$2,975,614
Nonperforming	330	1,840	1,675	1,291	906	20,954	326	27,322
Total	$950,168	$750,910	$382,217	$192,491	$128,202	$413,726	$185,222	$3,002,936

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

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At September 30, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2022 and December 31, 2021 was $4.9 million and $7.1 million, respectively.

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

Certain other loans which were modified during the three-month and the nine-month periods ended September 30, 2022 and 2021 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At September 30, 2022 and December 31, 2021, there were $14.0 million and $20.9 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2022 and December 31, 2021, $4.3 million and $10.5 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At September 30, 2022 and December 31, 2021, loans totaling $19.8 million and $28.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At September 30, 2022 and December 31, 2021, Park had commitments to lend $2.1 million and $3.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At September 30, 2022 and December 31, 2021, there were $0.2 million and $0.3 million, respectively, of specific reserves related to TDRs. Modifications made in 2022 and 2021 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the respective borrowers would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as loans individually evaluated for impairment. There were $87,000 of additional specific reserves recorded during both the three-month and the nine-month periods ended September 30, 2022 as a result of TDRs identified in the respective periods. There were $156,000 and $174,000 of additional specific reserves recorded during the three-month and the nine-month periods ended September 30, 2021, respectively, as a result of TDRs identified in the respective periods.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were no TDR reclassifications removed during the three-month period ended September 30, 2022. There were $1.0 million of TDR classifications removed during the nine-month period ended September 30, 2022. The TDR classification was removed on $58,000 and $4.0 million of loans during the three-month and the nine-month periods ended September 30, 2021, respectively.

The terms of certain other loans were modified during the three-month and the nine-month periods ended September 30, 2022 and 2021 that did not meet the definition of a TDR. There were no substandard commercial loans modified during either of the three-month or the nine-month periods ended September 30, 2022, which did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were no substandard commercial loans modified during either of the three-month or the nine-month periods ended September 30, 2021, which did not meet the definition of a TDR. Consumer loans modified during the three-month and the nine-month periods ended September 30, 2022, which did not meet the definition of a TDR, had a total amortized cost of $13.5 million and $29.5 million, respectively. Excluding COVID-19 related modifications, consumer loans modified during the three-month and the nine-month periods ended September 30, 2021, which did not meet the definition of a TDR, had a total amortized cost of $2.0 million and $4.8 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended September 30, 2022 and 2021, as well as the amortized cost of these contracts at September 30, 2022 and 2021. The amortized cost pre-and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Three Months Ended September 30, 2022
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	4	$227	$511	$738
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	1	31	—	31
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	1	146	—	146
Mortgage	3	545	120	665
HELOC	1	—	10	10
Installment	2	—	29	29
Consumer:
Consumer	21	3	169	172
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	10	—	115	115
Total loans	43	$952	$954	$1,906

	Three Months Ended September 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	5	$383	$868	$1,251
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	5	—	5,053	5,053
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	2	96	125	221
Mortgage	3	—	102	102
HELOC	1	33	—	33
Installment	1	55	—	55
Consumer:
Consumer	28	15	250	265
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	45	$582	$6,398	$6,980

Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2022, $0.2 million were on nonaccrual status at December 31, 2021. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2021, $4.5 million were on nonaccrual status at December 31, 2020.

The following tables detail the number of contracts modified as TDRs during the nine-month periods ended September 30, 2022 and 2021, as well as the amortized cost of these contracts at September 30, 2022 and 2021. The amortized cost pre-and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Nine Months Ended September 30, 2022
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	6	$227	$511	$738
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	6	1,090	150	1,240
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	2	146	104	250
Mortgage	11	870	222	1,092
HELOC	3	—	29	29
Installment	9	48	38	86
Consumer:
Consumer	62	13	315	328
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	10	—	115	115
Total loans	109	$2,394	$1,484	$3,878

	Nine Months Ended September 30, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	9	$383	$899	$1,282
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	13	1,571	6,137	7,708
Construction real estate:
Commercial	1	98	—	98
Retail	—	—	—	—
Residential real estate:
Commercial	5	96	528	624
Mortgage	13	148	377	525
HELOC	5	80	106	186
Installment	7	93	27	120
Consumer:
Consumer	104	137	379	516
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	1	—	351	351
Total loans	158	$2,606	$8,804	$11,410

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2022, $0.7 million were on nonaccrual status at December 31, 2021. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2021, $6.1 million were on nonaccrual status at December 31, 2020.

The following table presents the amortized cost in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended September 30, 2022 and 2021, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	1	$3	—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	1	103	—	—
Mortgage	2	110	4	330
HELOC	2	9	1	95
Installment	—	—	1	4
Consumer
Consumer	12	103	15	122
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	18	$328	21	$551

Of the $0.3 million in modified TDRs which defaulted during the three-month period ended September 30, 2022, $6,000 were accruing loans and $0.3 million were nonaccrual loans. Of the $0.6 million in modified TDRs which defaulted during the three-month period ended September 30, 2021, $29,000 were accruing loans and $0.5 million were nonaccrual loans.

The following table presents the amortized cost in loans which were modified as TDRs within the previous 12 months and for which there was a payment default during the nine-month periods ended September 30, 2022 and 2021, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional ACL resulting from the defaults on TDR loans was immaterial.

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	2	$57	—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	1	103	—	—
Mortgage	2	110	6	396
HELOC	4	64	1	95
Installment	—	—	2	32
Consumer
Consumer	18	144	16	128
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	1	351
Total loans	27	$478	26	$1,002

Of the $0.5 million in modified TDRs which defaulted during the nine-month period ended September 30, 2022, $10,000 were accruing loans and $0.5 million were nonaccrual loans. Of the $1.0 million in modified TDRs which defaulted during the nine-month period ended September 30, 2021, $29,000 were accruing loans and $1.0 million were nonaccrual loans.

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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment between 3.32% and 3.97% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of March 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.75% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, volatility in consumer confidence, workforce challenges, and geopolitical conflict (including the conflict between Russia and Ukraine) continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter's weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2022. Improved forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point decline in the weighted quantitative allowance.
◦As of June 30, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.57% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, declining consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter's weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point increase in the weighted quantitative allowance.
◦As of September 30, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.86% and 4.05% during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high inflation, low consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter's weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point increase in the weighted quantitative allowance.

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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or doubtful. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. Even though COVID-19 case numbers have declined since December 31, 2021, these industries are still recovering from the pandemic effects. As of September 30, 2022, additional reserves totaling $1.4 million were added for these portfolios on top of the quantitative reserve already calculated. This was a decrease from $5.2 million as of December 31, 2021 and reflected improvement in COVID-19 cases, eased COVID-19 health department precautions and improving affected industry performance. Management believes there is still residual risk in these portfolios related to pandemic effects and uncertainty in future COVID-19 strains and related impacts.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table:

	September 30, 2022		December 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve	4-Rated Balance	Additional Reserve
Hotels and accommodations	$182,806	$687	$148,018	$2,226
Restaurants and food service	49,500	279	40,648	917
Strip shopping centers	168,144	464	184,171	2,033
Total	$400,450	$1,430	$372,837	$5,176

Additionally, at September 30, 2022, management applied a 0.50% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This 0.50% reserve was reduced from 0.75% at June 30, 2022 and 1.00% at December 31, 2021. At September 30, 2022, Park's collectively evaluated hotels and accommodation loans had a balance of $218.0 million with an additional reserve related to valuation risks of $1.1 million. At December 31, 2021, Park's collectively evaluated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million.

As of September 30, 2022, Park had $5.7 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month and the nine-month periods ended September 30, 2022 and September 30, 2021 is summarized in the following tables:

	Three Months Ended September 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,747	$22,339	$4,391	$13,619	$28,149	$203	$81,448
Charge-offs	543	—	—	—	1,169	36	1,748
Recoveries	110	36	20	20	884	1	1,071
Net charge-offs/(recoveries)	$433	$(36)	$(20)	$(20)	$285	$35	$677
Provision for (recovery of) credit losses	563	(1,653)	87	1,464	2,699	30	3,190
Ending balance	$12,877	$20,722	$4,498	$15,103	$30,563	$198	$83,961

	Three Months Ended September 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,222	$22,749	$5,670	$13,113	$26,261	$562	$83,577
Charge-offs	221	—	—	—	781	—	1,002
Recoveries	132	428	1,597	729	696	—	3,582
Net charge-offs/(recoveries)	$89	$(428)	$(1,597)	$(729)	$85	$—	$(2,580)
Provision for (recovery of) credit losses	843	2,991	(1,003)	(2,080)	1,483	(262)	1,972
Ending balance	$15,976	$26,168	$6,264	$11,762	$27,659	$300	$88,129

	Nine Months Ended September 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	1,456	598	33	81	3,287	42	5,497
Recoveries	544	624	550	106	2,859	2	4,685
Net charge-offs/(recoveries)	$912	$(26)	$(517)	$(25)	$428	$40	$812
(Recovery of) provision for credit losses	(236)	(4,770)	(1,777)	3,654	4,705	—	1,576
Ending balance	$12,877	$20,722	$4,498	$15,103	$30,563	$198	$83,961

	Nine Months Ended September 30, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance, prior to adoption of ASC 326	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	675	—	—	37	3,061	—	3,773
Recoveries	487	724	2,078	859	2,912	—	7,060
Net charge-offs/(recoveries)	$188	$(724)	$(2,078)	$(822)	$149	$—	$(3,287)
Recovery of credit losses	(1,187)	(155)	(1,204)	(3,544)	(535)	(298)	(6,923)
Ending balance	$15,976	$26,168	$6,264	$11,762	$27,659	$300	$88,129

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2022 and December 31, 2021, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans and TDRs at September 30, 2022 and December 31, 2021, which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2021 Form 10-K).

The composition of the ACL at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$579	$1,153	$—	$—	$—	$18	$1,750
Collectively evaluated for impairment	12,298	19,569	4,498	15,103	30,563	180	82,211
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$12,877	$20,722	$4,498	$15,103	$30,563	$198	$83,961

Loan balance:
Loans individually evaluated for impairment	$12,138	$27,904	$439	$2,154	$—	$1,035	$43,670
Loans collectively evaluated for impairment	1,265,734	1,759,335	310,600	1,758,695	1,941,509	18,836	7,054,709
Loans acquired with deteriorated credit quality	121	3,562	668	516	—	—	4,867
Total ending loan balance	$1,277,993	$1,790,801	$311,707	$1,761,365	$1,941,509	$19,871	$7,103,246

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	4.77%	4.13%	—%	—%	—%	1.74%	4.01%
Loans collectively evaluated for impairment	0.97%	1.11%	1.45%	0.86%	1.57%	0.96%	1.17%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.01%	1.16%	1.44%	0.86%	1.57%	1.00%	1.18%

	December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,385	$188	$—	$—	$—	$43	$1,616
Collectively evaluated for impairment	12,640	25,278	5,758	11,424	26,286	195	81,581
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197

Loan balance:
Loans individually evaluated for impairment	$22,666	$47,820	$222	$2,606	$—	$1,188	$74,502
Loans collectively evaluated for impairment	1,275,783	1,748,854	320,608	1,735,226	1,689,679	19,321	6,789,471
Loans acquired with deteriorated credit quality	177	5,118	956	875	—	23	7,149
Total ending loan balance	$1,298,626	$1,801,792	$321,786	$1,738,707	$1,689,679	$20,532	$6,871,122

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	6.11%	0.39%	—%	—%	—%	3.62%	2.17%
Loans collectively evaluated for impairment	0.99%	1.45%	1.80%	0.66%	1.56%	1.01%	1.20%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.08%	1.41%	1.79%	0.66%	1.56%	1.16%	1.21%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2022 and December 31, 2021, respectively, Park had $1.9 million and $9.4 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $1.9 million and $9.2 million at September 30, 2022 and December 31, 2021, respectively. The gain expected upon sale was $26,000 and $166,000 at September 30, 2022 and December 31, 2021, respectively. None of these loans were 90 days or more past due or on nonaccrual status at September 30, 2022 or December 31, 2021.

During the three months ended June 30, 2022, Park transferred certain commercial loans held for investment, previously nonperforming, with an amortized cost of $6.3 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, recording a charge-off in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loans were moved to the held for sale portfolio. The sale of $3.9 million in loans held for sale was subsequently completed during the three months ended September 30, 2022, and Park recognized a gain on sale of $495,000 which is recorded within "Miscellaneous income" on the Consolidated Condensed Statements of Income. The remaining $2.4 million in loans held for sale were transferred back to loans held for investment at the lower of cost or fair value. No non-performing loans were held for sale or sold during the three months or the nine months ended September 30, 2021.

Note 8 – Goodwill and Other Intangible Assets

The following tables show the activity in goodwill and other intangible assets for the three-month and the nine-month periods ended September 30, 2022 and 2021.

(in thousands)	Goodwill	Other intangible assets	Total
July 1, 2021	$159,595	$8,302	$167,897
Amortization	—	420	420
September 30, 2021	$159,595	$7,882	$167,477

July 1, 2022	$159,595	$6,657	$166,252
Amortization	—	341	341
September 30, 2022	$159,595	$6,316	$165,911

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	1,378	1,378
September 30, 2021	$159,595	$7,882	$167,477

December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	1,146	1,146
September 30, 2022	$159,595	$6,316	$165,911

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of March 31. Based on the qualitative analysis performed as of April 1, 2022, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$8,140	$14,456	$6,994
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$9,440	$15,756	$8,294

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $341,000 and $420,000 for the three months ended September 30, 2022 and 2021, respectively, and was $1.1 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Three months ending December 31, 2022	$341
2023	1,323
2024	1,215
2025	1,042
2026	887

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Affordable housing tax credit investments	$62,771	$58,711
Unfunded commitments	28,480	28,484

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2022 and 2032.

Park recognized amortization expense of $2.0 million and $1.9 million, respectively, for the three months ended September 30, 2022 and 2021, and $5.9 million and $5.6 million, respectively, for the nine months ended September 30, 2022 and 2021, which were included within the provision for income taxes. Additionally, during the three months ended September 30, 2022 and 2021, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.5 million and $1.9 million, respectively, and during the nine months ended September 30, 2022 and 2021, recognized $7.4 million and $7.2 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at September 30, 2022 and December 31, 2021 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2022	December 31, 2021
OREO:
Commercial real estate	$1,354	$—
Residential real estate	—	775
Total OREO	$1,354	$775

Loans in process of foreclosure:
Residential real estate	$1,567	$1,148

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired. During the three months and the nine months ended September 30, 2022, Park recognized a $12.0 million OREO valuation markup related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. This income is included in "OREO valuation markup" on the Consolidated Condensed Statements of Income. There was no OREO valuation markup related to former Vision Bank relationships during the three-month or the nine-month periods ended September 30, 2021.

During the three months and the nine months ended September 30, 2022, Park recognized a $5.6 million gain on the sale of OREO related to former Vision Bank relationships. This income is included in "Gain (loss) on sale of OREO, net" on the Consolidated Condensed Statements of Income. There was no gain or loss on sale of OREO related to former Vision Bank relationships during the three-month or the nine-month periods ended September 30, 2021.

In addition to real estate, Park may also repossess different types of collateral. At September 30, 2022 and December 31, 2021, Park had $352,000 and $3.3 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets. At December 31, 2021, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $2.09 billion at September 30, 2022, $2.13 billion at December 31, 2021 and $2.12 billion at September 30, 2021. At September 30, 2022, $3.3 million of the sold mortgage loans were sold with recourse, compared to $3.3 million at December 31, 2021 and $3.5 million at September 30, 2021. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2022 and December 31, 2021, management had established reserves of $61,000 and $57,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Mortgage servicing rights:
Carrying amount, net, beginning of period	$16,470	$14,316	$15,264	$12,210
Additions	254	1,114	1,336	4,061
Amortization	(592)	(835)	(1,804)	(2,753)
Change in valuation allowance	59	(39)	1,395	1,038
Carrying amount, net, end of period	$16,191	$14,556	$16,191	$14,556

Valuation allowance:
Beginning of period	$232	$2,112	$1,568	$3,189
Change in valuation allowance	(59)	39	(1,395)	(1,038)
End of period	$173	$2,151	$173	$2,151

Servicing fees included in "Other service income" were $1.4 million for each of the three months ended September 30, 2022 and 2021, respectively, and were $4.1 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At September 30, 2022 and December 31, 2021, all of Park's leases were classified as operating leases.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at September 30, 2022 were $15.5 million and $16.4 million, respectively. At December 31, 2021, the carrying amounts of Park's ROU asset and lease liability were $13.4 million and $14.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and the nine-month periods ended September 30, 2022 and 2021 follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease cost
Operating lease cost	$811	$705	$2,286	$2,124
Sublease income	(63)	(63)	(189)	(189)
Total lease cost	$748	$642	$2,097	$1,935

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$766	$777	$2,307	$2,329
ROU assets obtained in exchange for new operating lease liabilities	$88	$367	$4,270	$547
Reductions to ROU assets resulting from reductions to lease obligations	$(697)	$(695)	$(2,090)	$(2,074)

At September 30, 2022 and December 31, 2021, Park's operating leases had a weighted average remaining term of 8.7 years and 6.8 years, respectively. The weighted average discount rate of Park's operating leases was 2.7% and 2.3% at September 30, 2022 and December 31, 2021, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2022
Three months ending December 31, 2022	$763
2023	3,306
2024	2,179
2025	1,860
2026	1,806
Thereafter	8,885
Total undiscounted minimum lease payments	$18,799
Present value adjustment	(2,385)
Total lease liabilities	$16,414

In September 2021, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 12 years, with two five-year renewal options. This lease is expected to commence during the fourth quarter of 2022, and therefore, was not recognized as of December 31, 2021 or September 30, 2022. The fixed payments due on an undiscounted basis over the noncancellable 12-year period of the lease are $3.5 million. The Company will assess the lease term as of the lease commencement date, but does not presently expect that either of the five-year renewal periods will be exercised.

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

At September 30, 2022 and December 31, 2021, Park's repurchase agreement borrowings totaled $189.5 million and $213.8 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $236.8 million and $334.9 million at September 30, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2022 and December 31, 2021, Park had $1,164 million and $1,225 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$189,493	$—	$—	$—	$189,493

	December 31, 2021
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$213,786	$—	$—	$—	$213,786

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

Borrowing Derivatives: At September 30, 2022, Park had no borrowing derivatives. Interest rate swaps with notional amounts totaling $25.0 million at December 31, 2021 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $22.8 million and $29.7 million at September 30, 2022 and December 31, 2021, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and the nine-month periods ended September 30, 2022 and September 30, 2021. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive (loss) income". The amount included in "Accumulated other comprehensive (loss) income, net of tax" would be reclassified to current earnings should the hedges no longer be considered effective. During the nine-month period ended September 30, 2022, Park recognized expense of $66,000 as the result of the early termination of a borrowing interest rate swap. No expense related to early termination was recognized during the three months ended September 30, 2022 or the three months or the nine months ended September 30, 2021. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of September 30, 2022 and December 31, 2021 follows:

	September 30, 2022		December 31, 2021
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$—	$22,831	$25,000	$29,651
Weighted average pay rates	—%	4.555%	2.595%	4.668%
Weighted average receive rates	—%	4.555%	0.124%	4.668%
Weighted average maturity (years)	0.0	8.1	0.5	8.2
Unrealized losses	$—	$—	$262	$—

There was no interest expense recorded on swap transactions for the three months ended September 30, 2022. Interest expense recorded on swap transactions was $157,000 for the three-month period ended September 30, 2021, and was $171,000 and $457,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Interest Rate Swaps
The following table presents the net gains, net of income taxes, recorded in OCI and the Consolidated Condensed Statements of Income related to interest rate swaps for the three-month and the nine-month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$—	$—	$—

	Three Months Ended September 30, 2021
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$117	$—	$—

	Nine Months Ended September 30, 2022
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$154	$—	$52

	Nine Months Ended September 30, 2021
(In thousands)	Amount of Net Gain Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate swaps	$355	$—	$—

The following tables reflect the interest rate swaps included in the Consolidated Condensed Balance Sheets as of September 30, 2022 and December 31, 2021.

(In thousands)	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—	29,651	1,952
Matched interest rate swaps with counterparty	22,831	1,622	—	—
Total included in "Other assets"	$22,831	$1,622	$29,651	$1,952

Included in "Other liabilities":
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$25,000	$(262)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	22,831	(1,622)	—	—
Matched interest rate swaps with counterparty	—	—	29,651	(1,952)
Total included in "Other liabilities"	$22,831	$(1,622)	$54,651	$(2,214)

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

At September 30, 2022 and December 31, 2021, Park had $5.4 million and $13.3 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $0.1 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2022 and December 31, 2021, the fair value of the swap liability of $243,000 and $226,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income components, net of tax, are shown in the following table for the three-month and the nine-month periods ended September 30, 2022 and 2021:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding (loss) gain on cash flow hedge	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at July 1, 2022	$(5,792)	$—	$(79,612)	$(85,404)
Other comprehensive loss before reclassifications	—	—	(39,939)	(39,939)
Net current period other comprehensive loss	—	—	(39,939)	(39,939)
Ending balance at September 30, 2022	$(5,792)	$—	$(119,551)	$(125,343)

Beginning balance at July 1, 2021	$(34,421)	$(460)	$31,951	$(2,930)
Other comprehensive income (loss) before reclassifications	—	117	(4,997)	(4,880)
Net current period other comprehensive income (loss)	—	117	(4,997)	(4,880)
Ending balance at September 30, 2021	$(34,421)	$(343)	$26,954	$(7,810)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding (loss) gain on cash flow hedge	Unrealized gains (losses) on debt securities AFS	Total
Beginning balance at January 1, 2022	$(5,792)	$(206)	$21,153	$15,155
Other comprehensive income (loss) before reclassifications	—	154	(140,704)	(140,550)
Amounts reclassified from other comprehensive loss	—	52	—	52
Net current period other comprehensive income (loss)	—	206	(140,704)	(140,498)
Ending balance at September 30, 2022	$(5,792)	$—	$(119,551)	$(125,343)

Beginning balance at January 1, 2021	$(34,421)	$(698)	$40,690	$5,571
Other comprehensive income (loss) before reclassifications	—	355	(13,736)	(13,381)
Net current period other comprehensive income (loss)	—	355	(13,736)	(13,381)
Ending balance at September 30, 2021	$(34,421)	$(343)	$26,954	$(7,810)

During the nine-month period ended September 30, 2022, there was $66,000 ($52,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the early termination of a borrowing interest rate swap. This loss was recorded within "Miscellaneous" other expense on the Consolidated Condensed Statements of Income. During the three-month period ended September 30, 2022, there were no reclassifications out of accumulated other comprehensive (loss) income. During the three-month and the nine-month periods ended September 30, 2021, there were no reclassifications out of accumulated other comprehensive (loss) income.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three month and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2022	2021	2022	2021
Numerator:
Net income	$42,068	$35,434	$115,267	$117,397
Denominator:
Weighted-average common shares outstanding	16,253,704	16,292,312	16,240,966	16,315,996
Effect of dilutive PBRSUs and TBRSUs	121,278	131,600	114,824	129,572
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,374,982	16,423,912	16,355,790	16,445,568
Earnings per common share:
Basic earnings per common share	$2.59	$2.17	$7.10	$7.20
Diluted earnings per common share	$2.57	$2.16	$7.05	$7.14

Park awarded 52,335 PBRSUs and 61,890 PBRSUs to certain employees during the nine months ended September 30, 2022 and 2021, respectively. No PBRSUs were awarded during either of the three months ended September 30, 2022 or 2021.

Park repurchased an aggregate of 137,659 common shares during each of the three months and nine months ended September 30, 2021, to fund the PBRSUs, the TBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) and pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months or the nine months ended September 30, 2022.

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

	Operating Results for the three months ended September 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$92,035	$(1,207)	$90,828
Provision for (recovery of) credit losses	3,235	(45)	3,190
Other income	28,918	17,776	46,694
Other expense	79,070	3,833	82,903
Income before income taxes	$38,648	$12,781	$51,429
Income tax expense	7,133	2,228	9,361
Net income	$31,515	$10,553	$42,068

Assets (at September 30, 2022)	$9,816,644	$38,403	$9,855,047

	Operating Results for the three months ended September 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$82,835	$(1,233)	$81,602
Provision for (recovery of) credit losses	4,276	(2,304)	1,972
Other income	31,332	1,079	32,411
Other expense	64,663	3,826	68,489
Income (loss) before income taxes	$45,228	$(1,676)	$43,552
Income tax expense (benefit)	8,777	(659)	8,118
Net income (loss)	$36,451	$(1,017)	$35,434

Assets (at September 30, 2021)	$10,012,868	$21,150	$10,034,018

	Operating Results for the nine months ended September 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$254,818	$(2,365)	$252,453
Provision for (recovery of) credit losses	2,045	(469)	1,576
Other income	89,420	20,123	109,543
Other expense	209,500	10,824	220,324
Income before income taxes	$132,693	$7,403	$140,096
Income tax expense	24,770	59	24,829
Net income	$107,923	$7,344	$115,267

	Operating Results for the nine months ended September 30, 2021
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$247,596	$(1,409)	$246,187
Recovery of credit losses	(3,670)	(3,253)	(6,923)
Other income	95,258	2,480	97,738
Other expense	195,361	12,393	207,754
Income (loss) before income taxes	$151,163	$(8,069)	$143,094
Income tax expense (benefit)	28,694	(2,997)	25,697
Net income (loss)	$122,469	$(5,072)	$117,397

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and the nine-month periods ended September 30, 2022 and 2021. The reconciling amounts for consolidated total assets for the periods ended September 30, 2022 and 2021 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2022, 397,665 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2022, 86,850 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the nine months ended September 30, 2022 and 2021, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 52,335 common shares and 61,890 common shares, respectively, to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended September 30, 2022 and 2021.

As of September 30, 2022, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the nine months ended September 30, 2022 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2022	211,819
Granted	52,335
Vested	(55,464)
Forfeited	(3,165)
Adjustment for performance conditions of PBRSUs (1)	(634)
Nonvested at September 30, 2022 (2)	204,891
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of September 30, 2022, an aggregate of 203,578 PBRSUs and TBRSUs are expected to vest.

A summary of awards vested during the three months and the nine months ended September 30, 2022 and 2021 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PBRSUs and TBRSUs vested	7,049	4,427	55,464	48,106
Common shares withheld to satisfy employee income tax withholding obligations	2,559	1,348	21,217	18,429
Net common shares issued	4,490	3,079	34,247	29,677

Share-based compensation expense of $1.4 million and $1.2 million was recognized for the three-month periods ended September 30, 2022 and 2021, respectively, and share-based compensation expense of $4.8 million and $4.5 million was recognized for the nine-month periods ended September 30, 2022 and 2021, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at September 30, 2022:

(In thousands)
Three months ending December 31, 2022	$1,392
2023	4,487
2024	2,939
2025	1,228
2026	197
Total	$10,243

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or the nine-month periods ended September 30, 2022 and 2021. Additionally, no contributions are expected to be made during the remainder of 2022.

The following table shows the components of net periodic pension benefit (income) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2022	2021	2022	2021
Service cost	$2,437	$2,479	$7,311	$7,437	Employee benefits
Interest cost	1,426	1,340	4,278	4,020	Other components of net periodic pension benefit income
Expected return on plan assets	(4,449)	(3,933)	(13,347)	(11,799)	Other components of net periodic pension benefit income
Recognized net actuarial (gain) loss and prior service costs	(4)	555	(12)	1,665	Other components of net periodic pension benefit income
Net periodic pension benefit (income) expense	$(590)	$441	$(1,770)	$1,323

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and the nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2022	2021	2022	2021
Service cost	$212	$203	637	$611	Employee benefits
Interest cost	183	150	549	448	Miscellaneous expense
Total SERP expense	$395	$353	$1,186	$1,059

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2022
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$38,122	$—	$38,122
Obligations of states and political subdivisions	—	393,918	—	393,918
U.S. Government sponsored entities’ asset-backed securities	—	784,863	—	784,863
Collateralized loan obligations	—	509,058	—	509,058
Corporate debt securities	—	16,162	—	16,162
Equity securities	1,277	—	469	1,746
Mortgage loans held for sale	—	1,928	—	1,928
Mortgage IRLCs	—	102	—	102
Loan interest rate swaps	—	1,622	—	1,622

Liabilities
Fair value swap	$—	$—	$243	$243
Borrowing interest rate swap	—	—	—	—
Loan interest rate swaps	—	1,622	—	1,622

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$389,591	$—	$389,591
U.S. Government sponsored entities’ asset-backed securities	—	854,463	—	854,463
Collateralized loan obligations	—	498,674	—	498,674
Corporate debt securities	—	11,412	—	11,412
Equity securities	1,630	—	499	2,129
Mortgage loans held for sale	—	9,387	—	9,387
Mortgage IRLCs	—	333	—	333
Loan interest rate swaps	—	1,952	—	1,952

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	262	—	262
Loan interest rate swaps	—	1,952	—	1,952

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and nine-month periods ended September 30, 2022 and 2021, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2022 and 2021
(In thousands)	Equity securities	Fair value swap
Balance at July 1, 2022	$491	$(447)
Total losses
Included in other income / expense	(22)	—
Purchases, sales, issuances and settlements, other, net	—	204
Balance at September 30, 2022	$469	$(243)

Balance at July 1, 2021	$490	$(226)
Total gains
Included in other income	1	—
Balance at September 30, 2021	$491	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2022 and 2021
(In thousands)	Equity securities		Fair value swap
Balance at January 1, 2022	$499		$(226)
Total losses
Included in other income / expense	(30)		(221)
Purchases, sales, issuances and settlements, other, net	—		204
Balance at September 30, 2022	$469		$(243)

Balance at January 1, 2021	$485		$(226)
Total gains
Included in other income	6		—
Balance at September 30, 2021	$491	491	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2021, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value is based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments result in a Level 3 classification of the inputs for determining fair value. There were no repossessed assets carried at fair value at September 30, 2022.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of September 30, 2022 and December 31, 2021, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at September 30, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2022
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$4,685	$4,685
Residential real estate	—	—	204	204
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$4,889	$4,889

MSRs	$—	$1,673	$—	$1,673

OREO recorded at fair value:
Residential real estate	—	—	—	—
Total OREO recorded at fair value	$—	$—	$—	$—

Other repossessed assets	$—	$—	$—	$—

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$831	$831
Residential real estate	—	—	272	272
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$1,103	$1,103

MSRs	$—	$13,482	$—	$13,482

OREO recorded at fair value:
Residential real estate	—	—	775	775
Total OREO recorded at fair value	$—	$—	$775	$775

Other repossessed assets	$—	$—	$2,750	$2,750

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

	September 30, 2022
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$6,042	$543	$1,153	$4,889
Remaining individually evaluated loans	37,628	252	597	37,031
Total individually evaluated loans	$43,670	$795	$1,750	$41,920

	December 31, 2021
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$1,291	$240	$188	$1,103
Remaining individually evaluated loans	73,211	384	1,428	71,783
Total individually evaluated loans	$74,502	$624	$1,616	$72,886

The income (expense) from credit adjustments related to individually evaluated loans carried at fair value was $7,000 and $(83,000) for the three-month periods ended September 30, 2022 and 2021, respectively, and was $(1.0) million and $462,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

MSRs totaled $16.2 million at September 30, 2022. Of this $16.2 million MSR carrying balance, $1.7 million were recorded at fair value and included a valuation allowance of $0.2 million. The remaining $14.5 million were recorded at cost, as the fair value exceeded cost at September 30, 2022. At December 31, 2021, MSRs totaled $15.3 million. Of this $15.3 million MSR carrying balance, $13.5 million were recorded at fair value and included a valuation allowance of $1.6 million. The remaining $1.8 million were recorded at cost, as the fair value exceeded cost at December 31, 2021. The income (expense) related to MSRs carried at fair value during the three-month periods ended September 30, 2022 and 2021 was $59,000 and $(39,000), respectively, and was $1.4 million and $1.0 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

Total OREO held by Park at September 30, 2022 and December 31, 2021 was $1.4 million and $775,000 respectively. At September 30, 2022, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2021, all of Park's OREO was carried at fair value. There was $12.0 million and $11.3 million of income related to OREO fair value adjustments for the three-month and the nine-month periods ended September 30, 2022, respectively. There was no income or expense related to OREO fair value adjustments for the three-month period ended September 30, 2021. There was $13,000 of income related to OREO fair value adjustments for the nine-month period ended September 30, 2021.

Other repossessed assets totaled $0.4 million at September 30, 2022, of which there were no repossessed assets recorded at fair value. Other repossessed assets totaled $3.3 million at December 31, 2021, of which $2.8 million were recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets during any of the three-month periods or the nine-month periods ended September 30, 2022 and 2021.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

September 30, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$4,685	Sales comparison approach	Adj to comparables	0.0% - 85.7% (11.9%)
		Income approach	Capitalization rate	7.5% - 8.3% (8.1%)
		Cost approach	Accumulated depreciation	26.0% (26.0%)

Residential real estate	$204	Sales comparison approach	Adj to comparables	1.9% - 119.8% (17.4%)

December 31, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$831	Sales comparison approach	Adj to comparables	0.0% - 232.0% (28.3%)

Residential real estate	$272	Sales comparison approach	Adj to comparables	0.5% - 78.6% (11.6%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:

Residential real estate	$775	Sales comparison approach	Adj to comparables	5.0% - 32.5% (19.1%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments are valued using the NAV practical expedient in accordance with ASC 820.

At September 30, 2022 and December 31, 2021, Park had Partnership Investments with a NAV of $23.6 million and $18.0 million, respectively. At September 30, 2022 and December 31, 2021, Park had $20.0 million and $8.4 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2022 and 2021, Park recognized income of $97,000 and $512,000, respectively, and for the nine-month periods ended September 30, 2022 and 2021, Park recognized income of $2.6 million and $2.4 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at September 30, 2022 and December 31, 2021, was as follows:

	September 30, 2022
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$207,433	$207,433	$—	$—	$207,433
Investment securities (1)	1,742,123	—	1,742,123	—	1,742,123
Other investment securities (2)	1,746	1,277	—	469	1,746

Mortgage IRLCs	102	—	102	—	102
Mortgage loans held for sale	1,928	—	1,928	—	1,928
Individually evaluated loans carried at fair value	4,889	—	—	4,889	4,889
Other loans, net	7,012,366	—	—	6,910,287	6,910,287
Loans receivable, net	$7,019,285	$—	$2,030	$6,915,176	$6,917,206

Financial liabilities:
Time deposits	$613,222	$—	$615,544	$—	$615,544
Other	5,280	5,280	—	—	5,280
Deposits (excluding demand deposits)	$618,502	$5,280	$615,544	$—	$620,824

Short-term borrowings	$189,493	$—	$189,493	$—	$189,493
Subordinated notes	188,551	—	178,812	—	178,812

Derivative financial instruments - assets:
Loan interest rate swaps	$1,622	$—	$1,622	$—	$1,622

Derivative financial instruments - liabilities:
Fair value swap	$243	$—	$—	$243	$243
Borrowing interest rate swap	—	—	—	—	—
Loan interest rate swaps	1,622	—	1,622	—	1,622
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2021
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$219,180	$219,180	$—	$—	$219,180
Investment securities (1)	1,754,140	—	1,754,140	—	1,754,140
Other investment securities (2)	2,129	1,630	—	499	2,129

Mortgage loans held for sale	9,387	—	9,387	—	9,387
Mortgage IRLCs	333	—	333	—	333
Individually evaluated loans carried at fair value	1,103	—	—	1,103	1,103
Other loans, net	6,777,102	—	—	6,783,848	6,783,848
Loans receivable, net	$6,787,925	$—	$9,720	$6,784,951	$6,794,671

Financial liabilities:
Time deposits	$711,660	$—	$714,307	—	$714,307
Other	1,465	1,465	—	—	1,465
Deposits (excluding demand deposits)	$713,125	$1,465	$714,307	$—	$715,772

Short-term borrowings	$238,786	$—	$238,786	$—	$238,786
Subordinated notes	188,210	—	207,912	—	207,912

Derivative financial instruments - assets:
Loan interest rate swaps	$1,952	$—	$1,952	$—	$1,952

Derivative financial instruments - liabilities:
Fair value swap	$226	$—	$—	$226	$226
Borrowing interest rate swap	262	—	262	—	262
Loan interest rate swaps	1,952	—	1,952	—	1,952
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and the nine-month periods ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,411	$—	$2,411
Employee benefit and retirement-related accounts	2,353	—	2,353
Investment management and investment advisory agency accounts	3,000	—	3,000
Other	452	—	452
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,722	—	1,722
Demand deposit account (DDA) charges	996	—	996
Other	141	—	141
Other service income (1)
Credit card	734	—	734
HELOC	103	—	103
Installment	40	—	40
Real estate	1,692	—	1,692
Commercial	384	3	387
Debit card fee income	6,514	—	6,514
Bank owned life insurance income (2)	1,133	52	1,185
ATM fees	610	—	610
Gain on sale of OREO, net	—	5,607	5,607
OREO valuation markup	—	12,009	12,009
Gain on equity securities, net (2)	25	33	58
Other components of net periodic pension benefit income (2)	2,955	72	3,027
Miscellaneous (3)	3,653	—	3,653
Total other income	$28,918	$17,776	$46,694
(1) Of the $3.0 million of aggregate revenue included within "Other service income", approximately $1.4 million is within the scope of ASC 606, with the remaining $1.6 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $3.7 million, all of which are within scope of ASC 606.

	Three Months Ended September 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,637	$—	$2,637
Employee benefit and retirement-related accounts	2,506	—	2,506
Investment management and investment advisory agency accounts	3,220	—	3,220
Other	457	—	457
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,498	—	1,498
Demand deposit account (DDA) charges	762	—	762
Other	129	—	129
Other service income (1)
Credit card	690	2	692
HELOC	100	—	100
Installment	34	—	34
Real estate	5,418	—	5,418
Commercial	281	143	424
Debit card fee income	6,453	—	6,453
Bank owned life insurance income (2)	1,022	440	1,462
ATM fees	622	—	622
Gain on sale of OREO, net	3	—	3
OREO valuation markup	—	—	—
Gain on equity securities, net (2)	429	180	609
Other components of net periodic pension benefit income (2)	1,987	51	2,038
Miscellaneous (3)	3,084	263	3,347
Total other income	$31,332	$1,079	$32,411
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

	Nine Months Ended September 30, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$7,681	$—	$7,681
Employee benefit and retirement-related accounts	7,384	—	7,384
Investment management and investment advisory agency accounts	9,403	—	9,403
Other	1,404	—	1,404
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	4,658	—	4,658
Demand deposit account (DDA) charges	2,425	—	2,425
Other	413	—	413
Other service income (1)
Credit card	2,091	—	2,091
HELOC	297	—	297
Installment	128	—	128
Real estate	8,685	—	8,685
Commercial	1,039	475	1,514
Debit card fee income	19,371	—	19,371
Bank owned life insurance income (2)	3,356	1,378	4,734
ATM fees	1,725	—	1,725
Gain on sale of OREO, net	4	5,607	5,611
OREO valuation markup	30	12,009	12,039
Gain on equity securities, net (2)	2,285	835	3,120
Other components of net periodic pension benefit income (2)	8,864	217	9,081
Miscellaneous (3)	8,177	(398)	7,779
Total other income	$89,420	$20,123	$109,543
(1) Of the $12.7 million of aggregate revenue included within "Other service income", approximately $4.3 million is within the scope of ASC 606, with the remaining $8.4 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $7.8 million, all of which are within scope of ASC 606.

	Nine Months Ended September 30, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$7,650	$—	$7,650
Employee benefit and retirement-related accounts	7,170	—	7,170
Investment management and investment advisory agency accounts	9,345	—	9,345
Other	1,397	—	1,397
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,776	—	3,776
Demand deposit account (DDA) charges	2,325	—	2,325
Other	374	—	374
Other service income (1)
Credit card	1,906	2	1,908
HELOC	288	—	288
Installment	114	—	114
Real estate	19,867	—	19,867
Commercial	1,063	204	1,267
Debit card fee income	19,297	—	19,297
Bank owned life insurance income (2)	3,169	607	3,776
ATM fees	1,807	—	1,807
Loss on sale of OREO, net	(26)	—	(26)
OREO valuation markup	13	—	13
Gain on equity securities, net (2)	1,758	1,128	2,886
Other components of net periodic pension benefit income (2)	5,960	154	6,114
Miscellaneous (3)	8,005	385	8,390
Total other income	$95,258	$2,480	$97,738
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

Other service income: Other service income includes income from (1) the sale and servicing of loans sold to the secondary market, (2) incentive income from third-party credit card issuers, and (3) loan customers for various loan-related activities and services. Income related to the sale and servicing of loans sold to the secondary market is included within "Other service income", but is not within the scope of ASC 606. Services that fall within the scope of ASC 606 are recognized as revenue when the Company satisfies the Company's performance obligation to the customer.

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

OREO valuation markup: The Corporation records an OREO valuation markup immediately prior to the transfer of a loan to OREO when the fair market value of the property less costs to sell exceeds the principal balance of the loan.

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

Risks and uncertainties that could cause actual results to differ materially include, without limitation:

•the ever-changing effects of the global novel coronavirus (COVID-19) pandemic - - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants or mutations thereof - - on economies (local, national and international), supply chains and financial markets, on the labor market, including the potential for a sustained reduction in labor force participation, and on our customers (including potential changes in their banking preferences and behaviors), counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic;
•Park's ability to execute our business plan successfully and within the expected timeframe as well as our ability to manage strategic initiatives;
•current and future economic and financial market conditions, either nationally or in the states in which Park and our subsidiaries do business, including the effects of higher unemployment rates, an acceleration in the pace of inflation, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the impact of the Russia-Ukraine conflict and associated sanctions), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic and recovery therefrom on our customers’ operations and financial condition, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
•factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the effect of monetary and other fiscal policies (including the impact of money supply, market interest rate policies and policies impacting inflation, of the Federal Reserve Board, the U.S. Treasury and other governmental agencies) as well as disruption in the liquidity and functioning of U.S. financial markets, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, deposits and other financial instruments, in addition to the loan demand and the performance of our loan portfolio, and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins;
•changes in the federal, state, or local tax laws may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio and otherwise negatively impact our financial performance;
•the impact of changes in federal, state and local governmental policy, including the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates, infrastructure spending and social programs;

•changes in laws or requirements imposed by Park's regulators impacting Park's capital actions, including dividend payments and stock repurchases;
•changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behaviors, changes in business and economic conditions, legislative and regulatory initiatives, or other factors may be different than anticipated;
•changes in customers', suppliers', and other counterparties' performance and creditworthiness, and Park's expectations regarding future credit losses and our allowance for credit losses, may be different than anticipated due to the continuing impact of and the various responses to inflationary pressures;
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
•the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions;
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
•a worsening of the U.S. economy due to financial, political, or other shocks;
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
•uncertainty surrounding the transition from the London Inter-Bank Offered Rate (LIBOR) to an alternate reference rate;
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

Non-GAAP Financial Measures
Park's management uses certain non-GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per share and pre-tax, pre-provision net income.

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per share and pre-tax, pre-provision net income for the three months and the nine months ended and at September 30, 2022 and September 30, 2021. For the purpose of calculating the annualized return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating tangible book value per share, a non-GAAP financial measure, tangible equity is divided by the number of common shares outstanding, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income, in each case during the applicable period.

Management believes that the disclosure of the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per share and pre-tax, pre-provision net income presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of average tangible equity to average shareholders' equity, average tangible assets to average assets, tangible equity to total shareholders' equity, tangible assets to total assets, and pre-tax, pre-provision net income to net income solely for the purpose of complying with SEC Regulation G and not as an indication that the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per share and pre-tax, pre-provision net income are substitutes for the annualized return on average equity, the annualized return on average assets, the total shareholders' equity to total assets ratio, book value per share and net income, respectively, as determined in accordance with U.S. GAAP.

FTE (fully taxable equivalent) Financial Measures
Interest income, yields, and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a corporate federal statutory tax rate of 21 percent. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

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

One of the most significant judgments impacting the ACL estimate is the economic forecast for Ohio unemployment, Ohio GDP, and Ohio HPI. Changes in the economic forecast could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario considers among other things that: (1) the military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated resulting in a disruption in oil supply and increased inflation; (2) supply chain issues erode, with increased shortages of many goods, also boosting inflation; (3) inflation remains elevated, which leads to a recession and increased unemployment; (4) the Federal Reserve Board continues to increase interest rates, at a higher degree than the baseline scenario, to combat high inflation affecting consumer spending as well as causing businesses to have higher costs associated with obtaining capital, therefore slowing down growth; and (5) new cases, hospitalizations and deaths from COVID-19 start to rise significantly again, slowing growth in spending on air travel, retail and hotels. The adverse scenario forecasts Ohio unemployment for the next twelve months to range from 6.3% to 8.3%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $23.5 million as of September 30, 2022 if only the adverse scenario was used. Excluding consideration of general reserve adjustments, a corresponding $23.5 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the "Credit Metrics and Provision for (Recovery of) Credit Losses" section of this MD&A for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of September 30, 2022, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

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

Comparison of Results of Operations
For the Three Months and the Nine Months Ended September 30, 2022 and 2021

Summary Discussion of Results

Net income for the three months ended September 30, 2022 was $42.1 million, compared to $35.4 million for the third quarter of 2021. Diluted earnings per common share were $2.57 for the third quarter of 2022, compared to $2.16 for the third quarter of 2021. Weighted average diluted common shares outstanding were 16,374,982 for the third quarter of 2022, compared to 16,423,912 weighted average diluted common shares outstanding for the third quarter of 2021.

Net income for the nine months ended September 30, 2022 was $115.3 million, compared to $117.4 million for the first nine months of 2021. Diluted earnings per common share were $7.05 for the first nine months of 2022, compared to $7.14 for the first nine months of 2021. Weighted average diluted common shares outstanding were 16,355,790 for the first nine months of 2022, compared to 16,445,568 weighted average diluted common shares outstanding for the first nine months of 2021.

COVID-19 Considerations

During 2022 and 2021, Park provided calamity pay and special bonuses to certain associates related to the COVID-19 pandemic. The cost of the calamity pay and special bonuses was $747,000 and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively, and is included within salaries expense. There were no calamity pay and special bonuses paid during either of the three months ended September 30, 2022 and 2021.

Paycheck Protection Program: During 2020 and 2021, Park approved and funded 7,701 loans totaling $764.7 million as part of the PPP. For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA, of which $2.9 million and $14.0 million were recognized within loan interest income during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the remaining balance of PPP loans was $5.7 million.

Loan Modifications: During the COVID-19 pandemic, Park has worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the troubled debt restructuring ("TDR") classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans were considered current and continued to accrue interest during the deferral period.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2022, for the first nine months of each of 2022 and 2021 (the nine months ended September 30) and for the years ended December 31, 2021 and 2020. Park's segments include The Park National Bank ("PNB") and "All Other" which primarily consists of Park as the "Parent Company", Guardian Financial Services Company ("GFSC") and SE Property Holdings, LLC ("SEPH").

(In thousands)	Q3 2022	Q2 2022	Q1 2022	Nine months YTD 2022	Nine months YTD 2021	2021	2020
PNB	$31,515	$34,940	$41,468	$107,923	$122,469	$159,461	$123,730
All Other	10,553	(616)	(2,593)	7,344	(5,072)	(5,516)	4,193
Total Park	$42,068	$34,324	$38,875	$115,267	$117,397	$153,945	$127,923

Highlights from the three-month and the nine-month periods ended September 30, 2022 and 2021 include:

•Net income for the nine months ended September 30, 2022 of $115.3 million represented a $2.1 million, or 1.8%, decrease compared to $117.4 million for the nine months ended September 30, 2021.
•Pre-tax, pre-provision net income for the nine months ended September 30, 2022 of $141.7 million represented a $5.5 million, or 4.0%, increase compared to $136.2 million for the nine months ended September 30, 2021.
•During the three months and the nine months ended September 20, 2022, Park recorded interest income of $361,000 and $3.0 million, respectively, related to PPP loans, compared to $4.6 million and $15.5 million for the three months and the nine months ended September 30, 2021, respectively.
•Park recognized a $5.6 million gain on the sale of OREO, net, during the three months and the nine months ended September 30, 2022 related to former Vision Bank relationships. There was no gain on the sale of OREO, net, related to former Vision Bank relationships during the three months and the nine months ended September 30, 2021.
•Park recognized a $12.0 million OREO valuation markup during the three months and the nine months ended September 30, 2022 related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. There was no OREO valuation markup related to former Vision Bank relationships during the three months and the nine months ended September 30, 2021.
•During the three months and the nine months ended September 30, 2022, Park recorded income of $1.2 million as a result of an annual Visa incentive, compared to $1.1 million during the three months and the nine months ended September 30, 2021.
•During the three months and the nine months ended September 30, 2022, Park paid $1.8 million in one-time bonuses and accrued an additional $1.5 million for future one-time bonuses for additional associates. There were no similar one-time bonuses paid or accrued during the three months or the nine months ended September 30, 2021.
•During the three months and the nine months ended September 30, 2022, Park incurred expenses of $1.3 million and $1.7 million, respectively, in direct expenses related to the collection of payments on former Vision Bank loan relationships, compared to $254,000 and $661,000 for the three months and the nine months ended September 30, 2021, respectively.
•During the three months and the nine months ended September 30, 2022, Park contributed $4.0 million to its charitable foundation. There was no contribution made by Park to its charitable foundation during the three months ended September 20, 2021 and a $4.0 million contribution made by Park to its charitable foundation during the nine months ended September 30, 2021.
•PNB loan growth (excluding PPP loans) of 2.20% and 4.45% for the three months and the nine months ended September 30, 2022, respectively, compared to declines (excluding PPP loans) of (0.13)% and (0.89%) for the three months and the nine months ended September 30, 2021, respectively.
•Park experienced continued good credit quality with annualized net charge-offs as a percentage of average loans of 0.04% and 0.02% for the three months and the nine months ended September 30, 2022, respectively, compared to annualized net recoveries as a percentage of average loans of 0.15% and 0.06% for the three months and the nine months ended September 30, 2021, respectively.

Net income for each of the nine months ended September 30, 2022 and 2021 included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding All Other.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2022, for the first nine months of each of 2022 and 2021 (the nine months ended September 30) and for the years ended December 31, 2021 and 2020.

(In thousands)	Q3 2022	Q2 2022	Q1 2022	Nine months YTD 2022	Nine months YTD 2021	2021	2020
Net interest income	$92,035	$83,411	$79,372	$254,818	$247,596	$328,398	$326,375
Provision for (recovery of) credit losses (1)	3,235	3,357	(4,547)	2,045	(3,670)	(8,554)	30,813
Other income	28,918	29,255	31,247	89,420	95,258	126,802	124,231
Other expense	79,070	66,214	64,216	209,500	195,361	266,678	268,938
Income before income taxes	$38,648	$43,095	$50,950	$132,693	$151,163	$197,076	$150,855
Income tax expense	7,133	8,155	9,482	24,770	28,694	37,615	27,125
Net income	$31,515	$34,940	$41,468	$107,923	$122,469	$159,461	$123,730
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses and the related provision for (recovery of) credit losses for all periods subsequent to the date of adoption were calculated utilizing this new guidance.

Net interest income of $254.8 million for the nine months ended September 30, 2022 represented a $7.2 million, or 2.9%, increase compared to $247.6 million for the nine months ended September 30, 2021. The increase was a result of a $12.0 million increase in interest income, partially offset by a $4.8 million increase in interest expense.

The $12.0 million increase in interest income was primarily due to a $15.2 million increase in investment income, partially offset by a $3.1 million decrease in interest income on loans. The $15.2 million increase in investment income was primarily the result of a $251.2 million increase in average investments, including money market investments, from $1.97 billion for the nine months ended September 30, 2021 to $2.22 billion for the nine months ended September 30, 2022. The increase was also the result of an increase in the yield on investments, which increased 78 basis points to 2.28% for the nine months ended September 30, 2022, compared to 1.50% for the nine months ended September 30, 2021. The decrease in interest income on loans was primarily the result of a $12.5 million decrease in interest income on PPP loans, which was partially offset by a $9.4 million increase in interest income on all other loans. Excluding PPP loans, there was a $123.2 million increase in average loans from $6.75 billion for the nine months ended September 30, 2021 to $6.87 billion for the nine months ended September 30, 2022. Additionally, there was a 11 basis point increase in the yield excluding PPP loans from 4.33% for the nine months ended September 30, 2021 to 4.44% for the nine months ended September 30, 2022.

The $4.8 million increase in interest expense was primarily due to a $4.6 million increase in interest expense on deposits, as well as a $189,000 increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $8.5 million increase in average on-balance sheet interest bearing deposits from $5.28 billion for the nine months ended September 30, 2021, to $5.29 billion for nine months ended September 30, 2022 as well as the result of an increase in the cost of deposits of 11 basis points, from 0.13% for the nine months ended September 30, 2021 to 0.24% for the nine months ended September 30, 2022. The increase in on-balance sheet interest bearing deposits was due to increases in transaction accounts, which were partially offset by decreases in both savings and time deposits. During the nine months ended September 30, 2022 and 2021, Park made the decision to continue its participation in a program to transfer deposits off balance sheet in order to manage growth of the balance sheet.

The provision for credit losses of $2.0 million for the nine months ended September 30, 2022 represented a difference of $5.7 million, compared to a recovery of credit losses of $3.7 million for the nine months ended September 30, 2021. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional details regarding the level of the provision for (recovery of) credit losses recognized in each period presented above.

Other income of $89.4 million for the nine months ended September 30, 2022 represented a decrease of $5.8 million, or 6.1%, compared to $95.3 million for the nine months ended September 30, 2021. The $5.8 million decrease was primarily related to a $11.0 million decrease in other service income, which was primarily due to declines in fee income from mortgage loan originations and mortgage servicing rights, partially offset by an increase in investor rate locks and mortgage loans held for sale. This decrease in other service income was partially offset by increases of (i) $2.9 million in other components of net periodic benefit income; (ii) $1.0 million in income from service charges on deposit accounts; (iii) $527,000 in gain on equity securities, net; (iv) $495,000 in gain on sale of loans recorded in miscellaneous income; and (v) $310,000 in income from fiduciary activities.

A summary of mortgage loan originations for each quarter of 2021, the year ended December 31, 2021 and the first three quarters of 2022 follows.

(In thousands)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	2021	Q1 2022	Q2 2022	Q3 2022
Mortgage Loan Origination Volume
Sold	$191,116	$142,398	$123,757	$98,007	$555,278	$69,053	$50,013	$27,025
Portfolio	82,613	74,670	66,718	60,685	284,686	53,498	63,104	90,551
Construction	28,987	37,266	28,486	24,816	119,555	32,928	34,044	34,026
Service released	1,266	2,204	4,537	5,795	13,802	4,660	4,580	2,537
Total mortgage loan originations	$303,982	$256,538	$223,498	$189,303	$973,321	$160,139	$151,741	$154,139

Refinances as a % of Total Mortgage Loan Originations	71.1%	50.0%	44.8%	44.2%	54.2%	41.7%	25.9%	24.0%

Total mortgage loan originations decreased $318.0 million, or 40.6%, to $466.0 million for the nine months ended September 30, 2022 compared to $784.0 million for the nine months ended September 30, 2021.

The table below reflects PNB's other expense for the nine months ended September 30, 2022 and 2021.

(Dollars in thousands)	2022	2021	change	% change
Other expense:
Salaries	$96,340	$86,194	$10,146	11.8%
Employee benefits	30,221	30,451	(230)	(0.8)%
Occupancy expense	9,699	9,440	259	2.7%
Furniture and equipment expense	8,782	8,157	625	7.7%
Data processing fees	23,844	22,426	1,418	6.3%
Professional fees and services	16,020	14,332	1,688	11.8%
Marketing	3,922	4,354	(432)	(9.9)%
Insurance	3,875	4,080	(205)	(5.0)%
Communication	2,894	2,650	244	9.2%
State tax expense	3,332	2,986	346	11.6%
Amortization of intangible assets	1,146	1,378	(232)	(16.8)%
Foundation contributions	4,000	4,000	—	N.M.
Miscellaneous	5,425	4,913	512	10.4%
Total other expense	$209,500	$195,361	$14,139	7.2%

Total other expense of $209.5 million for the nine months ended September 30, 2022 represented an increase of $14.1 million, or 7.2%, compared to $195.4 million for the nine months ended September 30, 2021. The increase in salaries expense was primarily related to increases in base salary expense, additional compensation expense and officer incentive compensation expense. The increase in furniture and equipment expense was primarily related to an increase in depreciation expense. The increase in data processing fees was primarily related to an increase in software data processing expense, partially offset by a decrease in debit card processing expense. The increase in professional fees and services expense was primarily due to increases in legal expense, recruiting fees and directors fees, which were partially offset by decreases in other credit related costs. The decrease in marketing expense was due to a decrease in advertising expenses. The increase in miscellaneous expense was due to increased supplies expense, training and travel related expenses and increases in non-loan related losses.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021	% change from 12/31/21	% change from 09/30/21
Loans	7,102,503	6,868,935	6,905,245	3.40%	2.86%
Loans less PPP loans (1)	7,096,788	6,794,515	6,773,762	4.45%	4.77%
Allowance for credit losses	83,947	83,111	87,992	1.01%	(4.60)%
Net loans	7,018,556	6,785,824	6,817,253	3.43%	2.95%
Investment securities	1,805,163	1,807,392	1,601,376	(0.12)%	12.73%
Total assets	9,816,644	9,538,217	10,012,868	2.92%	(1.96)%
Total deposits	8,606,272	8,157,720	8,603,171	5.50%	0.04%
Average assets (2)	9,934,726	9,814,766	9,819,220	1.22%	1.18%
Efficiency ratio (3)	60.40%	58.21%	56.63%	3.76%	6.66%
Return on average assets (4)	1.45%	1.62%	1.67%	(10.49)%	(13.17)%
(1) Excludes $5.7 million, $74.4 million and $131.5 million of PPP loans at September 30, 2022, December 31, 2021 and September 30, 2021.
(2) Average assets for the nine months ended September 30, 2022 and 2021 and for the year ended December 31, 2021.
(3) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.6 million for the nine months ended September 30, 2022, $2.1 million for the nine months ended September 30, 2021 and $2.9 million for the year ended December 31, 2021.
(4) Annualized for the nine months ended September 30, 2022 and 2021.

Loans outstanding at September 30, 2022 were $7.10 billion, compared to $6.87 billion at December 31, 2021, an increase of $233.6 million. Loans outstanding at September 30, 2022 were $7.10 billion, compared to $6.91 billion at September 30, 2021, an increase of $197.3 million. Excluding $5.7 million and $74.4 million of PPP loans at September 30, 2022 and December 31, 2021, respectively, loans outstanding were $7.10 billion at September 30, 2022, compared to $6.79 billion at December 31, 2021, an increase of $302.3 million. Excluding $5.7 million and $131.5 million of PPP loans at September 30, 2022 and 2021, respectively, loans outstanding were $7.10 billion at September 30, 2022, compared to $6.77 billion at September 30, 2021, an increase of $323.0 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021	change from 12/31/21	% change from 12/31/21	change from 09/30/21	% change from 09/30/21
Home equity	$167,072	$165,691	$166,557	$1,381	0.83%	$515	0.31%
Installment	1,948,819	1,685,687	1,711,781	263,132	15.61%	237,038	13.85%
Real estate	1,171,079	1,142,991	1,165,045	28,088	2.46%	6,034	0.52%
Commercial (excluding PPP loans) (1)	3,807,976	3,797,673	3,725,362	10,303	0.27%	82,614	2.22%
PPP loans	5,715	74,420	131,483	(68,705)	(92.32)%	(125,768)	(95.65)%
Other	1,842	2,473	5,017	(631)	(25.52)%	(3,175)	(63.28)%
Total loans	$7,102,503	$6,868,935	$6,905,245	$233,568	3.40%	$197,258	2.86%
Total loans (excluding PPP loans)	$7,096,788	$6,794,515	$6,773,762	$302,273	4.45%	$323,026	4.77%
(1) Excludes $5.7 million of PPP loans at September 30, 2022, $74.4 million of PPP loans at December 31, 2021 and $131.5 million of PPP loans at September 30, 2021.

Loans outstanding at September 30, 2022 were $7.10 billion, compared to $6.96 billion at June 30, 2022, an increase of $144.9 million. Excluding $5.7 million and $13.4 million of PPP loans at September 30, 2022 and June 30, 2022, respectively, loans outstanding were $7.10 billion at September 30, 2022, compared to $6.94 billion at June 30, 2022, an increase of $152.6 million.

(Dollars in thousands)	September 30, 2022	June 30, 2022	change from 06/30/22	% change from 06/30/22
Home equity	$167,072	$162,616	$4,456	2.74%
Installment	1,948,819	1,820,500	128,319	7.05%
Real estate	1,171,079	1,134,763	36,316	3.20%
Commercial (excluding PPP loans) (1)	3,807,976	3,821,686	(13,710)	(0.36)%
PPP loans	5,715	13,428	(7,713)	(57.44)%
Other	1,842	4,618	(2,776)	(60.11)%
Total loans	$7,102,503	$6,957,611	$144,892	2.08%
Total loans (excluding PPP loans)	$7,096,788	$6,944,183	$152,605	2.20%
(1) Excludes $5.7 million of PPP loans at September 30, 2022 and $13.4 million of PPP loans at June 30, 2022.

PNB's allowance for credit losses increased by $836,000, or 1.0%, to $83.9 million at September 30, 2022, compared to $83.1 million at December 31, 2021. Net charge-offs were $1.2 million, or 0.02% of total average loans, for the nine months ended September 30, 2022 and were $640,000, or 0.01% of total average loans, for the year ended December 31, 2021. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) credit losses recognized in each period presented.

Total deposits at September 30, 2022 were $8.61 billion, compared to $8.16 billion at December 31, 2021, an increase of $448.6 million, or 5.5%. Total deposits at September 30, 2022 were $8.61 billion, compared to $8.60 million at September 30, 2021, an increase of $3.1 million, or 0.04%. During the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021, Park made the decision to continue participation in two programs to transfer deposits off balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At September 30, 2022, December 31, 2021 and September 30, 2021, Park had $766.2 million, $983.1 million and $818.3 million, respectively, in deposits which were off-balance sheet. Total deposits would have increased $231.7 million, or 2.5%, compared to December 31, 2021 had the $766.2 million and $983.1 million in deposits remained on the balance sheet at the respective dates. Total deposits would have decreased $49.1 million, or 0.5%, compared to September 30, 2021 had the $766.2 million and $818.3 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021	change from 12/31/21	% change from 12/31/21	change from 09/30/21	% change from 09/30/21
Non-interest bearing deposits	$3,435,307	$3,320,413	$3,221,859	$114,894	3.5%	$213,448	6.6%
Transaction accounts	1,989,340	1,502,876	1,620,375	486,464	32.4%	368,965	22.8%
Savings	2,568,404	2,622,771	3,035,734	(54,367)	(2.1)%	(467,330)	(15.4)%
Certificates of deposit	613,222	711,660	725,203	(98,438)	(13.8)%	(111,981)	(15.4)%
Total deposits	$8,606,273	$8,157,720	$8,603,171	$448,553	5.5%	$3,102	—%
Off balance sheet deposits	766,184	983,053	818,340	(216,869)	(22.1)%	(52,156)	(6.4)%
Total deposits including off balance sheet deposits	$9,372,457	$9,140,773	$9,421,511	$231,684	2.5%	$(49,054)	(0.5)%

All Other

The table below reflects All Other net income (loss) for the first, second and third quarters of 2022, for the first nine months of each of 2022 and 2021 (the nine months ended September 30) and for the years ended December 31, 2021 and 2020.

(In thousands)	Q3 2022	Q2 2022	Q1 2022	Nine months YTD 2022	Nine months YTD 2021	2021	2020
Net interest (expense) income	$(1,207)	$528	$(1,686)	$(2,365)	$(1,409)	$1,495	$1,255
Recovery of credit losses (1)	(45)	(366)	(58)	(469)	(3,253)	(3,362)	(18,759)
Other income	17,776	1,938	409	20,123	2,480	3,142	1,433
Other expense	3,833	3,834	3,157	10,824	12,393	16,840	17,657
Net income (loss) before income tax benefit	$12,781	$(1,002)	$(4,376)	$7,403	$(8,069)	$(8,841)	$3,790
Income tax expense (benefit)	2,228	(386)	(1,783)	59	(2,997)	(3,325)	(403)
Net income (loss)	$10,553	$(616)	$(2,593)	$7,344	$(5,072)	$(5,516)	$4,193
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses and the related recovery of credit losses for all periods subsequent to the date of adoption were calculated utilizing this new guidance.

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

Net interest (expense) income reflected net interest expense of $2.4 million for the nine months ended September 30, 2022, compared to $1.4 million for the nine months ended September 30, 2021. The change was largely the result of a decrease of $371,000 in loan interest income related to payment collections at SEPH, and a decrease of $791,000 in net interest income from GFSC, partially offset by a decrease in interest expense on borrowings of $196,000 mainly related to the Park Subordinated Notes.

Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other income of $20.1 million for the nine months ended September 30, 2022, compared to $2.5 million for the nine months ended September 30, 2021. The change was largely due to a $12.0 million increase in income from an OREO valuation markup, a $5.6 million increase in gain on the sale of OREO, net, a $771,000 increase in income from bank owned life insurance, mainly related to a death benefit payout, and a $222,000 increase in gain (loss) on equity securities, net, which went from a $361,000 gain for the nine months ended September 30, 2021 to a $584,000 gain for the nine months ended September 30, 2022. The forgoing increases were partially offset by $594,000 decrease in income due to an OREO devaluation and a $516,000 decrease in income related to Partnership Investments, which went from a $767,000 gain for the nine months ended September 30, 2021 to a $251,000 gain for the nine months ended September 30, 2022.

All Other had other expense of $10.8 million for the nine months ended September 30, 2022, compared to $12.4 million for the nine months ended September 30, 2021. The decrease was largely due to a $428,000 decrease in occupancy expense, a $316,000 decrease in salaries expense, a $305,000 decrease in professional fees and services, and a $278,000 decrease in other insurance expense.

The table below provides certain balance sheet information for All Other as of or for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021	% change from 12/31/21	% change from 9/30/21
Loans	$743	$2,187	$3,172	(66.03)%	(76.58)%
Allowance for credit losses	14	86	137	(83.72)%	(89.78)%
Net loans	729	2,101	3,035	(65.30)%	(75.98)%
Total assets	38,403	22,037	21,150	74.27%	81.57%
Average assets (1)	30,137	32,692	34,237	(7.82)%	(11.98)%
(1) Average assets for the nine months ended September 30, 2022 and 2021, and the year ended December 31, 2021.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2022, for the first nine months of each of 2022 and 2021 (the nine months ended September 30) and for the years ended December 31, 2021 and 2020.

(In thousands)	Q3 2022	Q2 2022	Q1 2022	Nine months YTD 2022	Nine months YTD 2021	2021	2020
Net interest income	$90,828	$83,939	$77,686	$252,453	$246,187	$329,893	$327,630
Provision for (recovery of) credit losses (1)	3,190	2,991	(4,605)	1,576	(6,923)	(11,916)	12,054
Other income	46,694	31,193	31,656	109,543	97,738	129,944	125,664
Other expense	82,903	70,048	67,373	220,324	207,754	283,518	286,595
Income before income taxes	$51,429	$42,093	$46,574	$140,096	$143,094	$188,235	$154,645
Income tax expense	9,361	7,769	7,699	24,829	25,697	34,290	26,722
Net income	$42,068	$34,324	$38,875	$115,267	$117,397	$153,945	$127,923
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses and the related provision for (recovery of) credit losses for all periods subsequent to the date of adoption were calculated utilizing this new guidance.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2022 and 2021

Net interest income increased by $9.2 million, or 11.3%, to $90.8 million for the third quarter of 2022, compared to $81.6 million for the third quarter of 2021. See the discussion under the table below.

	Three months ended September 30, 2022			Three months ended September 30, 2021
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,039,040	$83,677	4.72%	$6,956,064	$78,304	4.47%
Taxable investments	1,528,169	10,319	2.68%	1,121,281	4,904	1.74%
Tax-exempt investments (2)	424,643	3,700	3.46%	277,810	2,569	3.67%
Money market instruments	573,858	3,180	2.20%	895,784	360	0.16%
Interest earning assets	$9,565,710	$100,876	4.18%	$9,250,939	$86,137	3.69%

Interest bearing deposits	$5,679,989	6,582	0.46%	$5,459,400	1,446	0.11%
Short-term borrowings	196,816	306	0.62%	273,538	187	0.27%
Long-term debt	188,494	2,228	4.69%	197,610	2,185	4.39%
Interest bearing liabilities	$6,065,299	$9,116	0.60%	$5,930,548	$3,818	0.26%
Excess interest earning assets	$3,500,411			$3,320,391
Tax equivalent net interest income		$91,760			$82,319
Net interest spread			3.58%			3.43%
Net interest margin			3.81%			3.53%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $155,000 for the three months ended September 30, 2022 and $177,000 for the same period of 2021.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $777,000 for the three months ended September 30, 2022 and $540,000 for the same period of 2021.

Average interest earning assets for the third quarter of 2022 increased by $314.8 million, or 3.4%, to $9,566 million for the third quarter of 2022, compared to $9,251 million for the third quarter of 2021. The average yield on interest earning assets increased by 49 basis points to 4.18% for the third quarter of 2022, compared to 3.69% for the third quarter of 2021.

Interest income for the three months ended September 30, 2022 and 2021 included purchase accounting accretion of $494,000 and $799,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $649,000 and $414,000, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the three months ended September 30, 2022 and 2021 also included $361,000 and $4.6 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the yield on loans was 4.64% and 4.25% for the three months ended September 30, 2022 and 2021, respectively, and the yield on earning assets was 4.13% and 3.52% for the three months ended September 30, 2022 and 2021, respectively.

Average interest bearing liabilities for the third quarter of 2022 increased by $134.8 million, or 2.3%, to $6,065 million, compared to $5,931 million for the third quarter of 2021. The average cost of interest bearing liabilities increased by 34 basis points to 0.60% for the third quarter of 2022, compared to 0.26% for the third quarter of 2021. During the year ended December 31, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet. At September 30, 2022 and 2021, Park had $766.2 million and $818.3 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Management from time to time has elected to move these funds both on and off the balance sheet throughout the quarter due to favorable interest rate conditions and other factors. When on the balance sheet, these deposits are included in the average interest bearing liabilities and related interest expense.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 3.75% and 3.35% for the three months ended September 30, 2022 and 2021, respectively.

Yield on Loans: Average loan balances increased $83.0 million, or 1.2%, to $7,039 million for the third quarter of 2022, compared to $6,956 million for the third quarter of 2021. The average yield on the loan portfolio increased by 25 basis points to 4.72% for the third quarter of 2022, compared to 4.47% for the third quarter of 2021. Average loans for the third quarters of 2022 and 2021 included $9.7 million and $194.8 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2022 and 2021.

	Three months ended September 30, 2022		Three months ended September 30, 2021
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$164,766	5.45%	$166,796	3.67%
Installment loans	1,912,912	4.74%	1,711,240	4.76%
Real estate loans	1,147,402	3.85%	1,173,116	3.69%
Commercial loans (1)	3,808,863	4.93%	3,901,243	4.60%
Other	5,097	6.85%	3,669	9.15%
Total loans before allowance	$7,039,040	4.72%	$6,956,064	4.47%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $155,000 for the three months ended September 30, 2022 and $177,000 for the same period of 2021.

Loan interest income for the three months ended September 30, 2022 and 2021 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, (a) the yield on home equity loans was 5.40%, the yield on installment loans was unchanged at 4.74%, the yield on real estate loans was 3.82%, the yield on commercial loans was 4.80% and the yield on total loans and leases before allowance was 4.64% for the three months ended September 30, 2022; and (b) the yield on home equity loans was 3.38%, the yield on installment loans was unchanged at 4.76%, the yield on real estate loans was 3.65%, the yield on commercial loans was 4.24% and the yield on total loans and leases before allowance was 4.25% for the three months ended September 30, 2021.

Cost of Deposits: Average interest bearing deposit balances increased $220.6 million, or 4.0%, to $5,680 million for the third quarter of 2022, compared to $5,459 million for the third quarter of 2021. The average cost of funds on deposit balances increased by 35 basis points to 0.46% for the third quarter of 2022, compared to 0.11% for the third quarter of 2021.

The table below shows for the three months ended September 30, 2022 and 2021, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2022		Three months ended September 30, 2021
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,197,169	0.38%	$1,643,234	0.02%
Savings deposits and clubs	2,837,613	0.51%	3,071,014	0.04%
Time deposits	645,207	0.51%	745,152	0.54%
Total interest bearing deposits	$5,679,989	0.46%	$5,459,400	0.11%

Comparison for the First Nine Months of 2022 and 2021

Net interest income increased by $6.3 million, or 2.5%, to $252.5 million for the first nine months of 2022, compared to $246.2 million for the first nine months of 2021. See the discussion under the table below.

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$6,904,019	$234,209	4.54%	$7,062,336	$238,568	4.52%
Taxable investments	1,469,586	24,073	2.19%	969,628	13,760	1.90%
Tax-exempt investments (2)	398,405	10,185	3.42%	278,379	7,719	3.71%
Money market instruments	357,514	3,593	1.34%	724,561	689	0.13%
Interest earning assets	$9,129,524	$272,060	3.98%	$9,034,904	$260,736	3.86%

Interest bearing deposits	$5,292,194	9,694	0.24%	$5,284,664	5,102	0.13%
Short-term borrowings	203,888	740	0.49%	296,132	552	0.25%
Long-term debt	188,381	6,550	4.65%	211,857	6,746	4.26%
Interest bearing liabilities	$5,684,463	$16,984	0.40%	$5,792,653	$12,400	0.29%
Excess interest earning assets	$3,445,061			$3,242,251
Tax equivalent net interest income		$255,076			$248,336
Net interest spread			3.58%			3.57%
Net interest margin			3.74%			3.67%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $484,000 for the nine months ended September 30, 2022 and $528,000 for the same period of 2021.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $2.1 million for the nine months ended September 30, 2022 and $1.6 million for the same period of 2021.

Average interest earning assets for the first nine months of 2022 increased by $94.6 million, or 1.0%, to $9,130 million for the first nine months of 2022, compared to $9,035 million for the first nine months of 2021. The average yield on interest earning assets increased by 12 basis points to 3.98% for the first nine months of 2022, compared to 3.86% for the first nine months of 2021.

Interest income for the nine months ended September 30, 2022 and 2021 included purchase accounting accretion of $1.5 million and $2.7 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $3.0 million and $3.4 million, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the nine months ended September 30, 2022 and 2021 also included $3.0 million and $15.5 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the yield on loans was 4.41% and 4.29% for the nine months ended September 30, 2022 and 2021, respectively, and the yield on earning assets was 3.89% and 3.66% for the nine months ended September 30, 2022 and 2021, respectively.

Average interest bearing liabilities for the first nine months of 2022 decreased by $108.2 million, or 1.9%, to $5,684 million, compared to $5,793 million for the first nine months of 2021. The average cost of interest bearing liabilities increased by 11 basis points to 0.40% for the first nine months of 2022, compared to 0.29% for the first nine months of 2021. During the year ended December 31, 2020, Park made the decision to participate in a OWS program in order to manage growth of the balance sheet. At September 30, 2022 and 2021, Park had $766.2 million and $818.3 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Management from time to time has elected to move these funds both on and off the balance sheet throughout the quarter due to favorable interest rate conditions and other factors. When on the balance sheet, these deposits are included in the average interest bearing liabilities and related interest expense.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 3.64% and 3.47% for the nine months ended September 30, 2022 and 2021, respectively.

Yield on Loans: Average loan balances decreased $158.3 million, or 2.2%, to $6,904 million for the first nine of 2022, compared to $7,062 million for the first nine months of 2021. The average yield on the loan portfolio increased by 2 basis points to 4.54% for the first nine months of 2022, compared to 4.52% for the first nine months of 2021. Average loans for the first nine months of 2022 and 2021 included $32.3 million and $309.0 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$162,371	4.38%	$169,892	3.79%
Installment loans	1,778,231	4.69%	1,684,026	4.83%
Real estate loans	1,133,199	3.76%	1,185,141	3.79%
Commercial loans (1)	3,826,017	4.70%	4,020,498	4.63%
Other	4,201	8.01%	2,779	12.21%
Total loans before allowance	$6,904,019	4.54%	$7,062,336	4.52%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $484,000 for the nine months ended September 30, 2022 and $528,000 for the same period of 2021.

Loan interest income for the nine months ended September 30, 2022 and 2021 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, (a) the yield on home equity loans was 4.28%, the yield on installment loans was unchanged at 4.69%, the yield on real estate loans was 3.74%, the yield on commercial loans was 4.49% and the yield on total loans and leases before allowance was 4.41% for the nine months ended September 30, 2022; and (b) the yield on home equity loans was 3.43%, the yield on installment loans was unchanged at 4.83%, the yield on real estate loans was 3.76%, the yield on commercial loans was 4.25% and the yield on total loans and leases before allowance was 4.29% for the nine months ended September 30, 2021.

Cost of Deposits: Average interest bearing deposit balances increased $7.5 million, or 0.1%, to $5,292 million for the first nine months of 2022, compared to $5,285 for the first nine months of 2021. The average cost of funds on deposit balances increased by 11 basis points to 0.24% for the first nine months of 2022, compared to 0.13% for the first nine months of 2021.

The table below shows for the nine months ended September 30, 2022 and 2021, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,848,771	0.19%	$1,543,451	0.02%
Savings deposits and clubs	2,766,837	0.23%	2,947,088	0.04%
Time deposits	676,586	0.45%	794,125	0.65%
Total interest bearing deposits	$5,292,194	0.24%	$5,284,664	0.13%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2022 and for the years ended December 31, 2021, 2020 and 2019.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2019 - year	5.19%	2.76%	2.33%	4.70%
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - first nine months	4.54%	2.45%	1.34%	3.98%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $484,000 for the nine months ended September 30, 2022, and $704,000, $623,000, and $576,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $2.1 million for the nine months ended September 30, 2022, and $2.2 million, $2.2 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3) Interest income for the nine months ended September 30, 2022 and for the years ended December 31, 2021, 2020 and 2019 included $3.0 million, $8.0 million, $453,000, and $256,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $1.5 million, $3.3 million, $4.4 million, and $5.2 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the nine months ended September 30, 2022 and for the years ended December 31, 2021 and December 31, 2020 included $3.0 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income described in the preceding sentences of this footnote, the yield on loans was 4.41%, 4.27%, 4.63%, and 5.09%, for the nine months ended September 30, 2022, and for the years ended December 31, 2021, 2020 and 2019, respectively, and the yield on earning assets was 3.89%, 3.64%, 4.20%, and 4.62%, for the nine months ended September 30, 2022 and for the years ended December 31, 2021, 2020 and 2019, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2022 and for the years ended December 31, 2021, 2020 and 2019.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2019 - year	1.01%	1.15%	2.77%	1.12%
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - first nine months	0.24%	0.49%	4.65%	0.40%
(1) Interest expense for the nine months ended September 30, 2022 and the years ended December 31, 2021, 2020 and 2019 included $6,000, $46,000, $226,000, and $593,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, for the nine months ended September 30, 2022 and the years ended December 31, 2021, 2020 and 2019, the cost of funds on interest bearing deposits was 0.25%, 0.12%, 0.41%, and 1.02%, respectively, and the cost of interest bearing liabilities was 0.40%, 0.28%, 0.53%, and 1.13%, respectively.

Credit Metrics and Provision for (Recovery of) Credit Losses

The provision for (recovery of) credit losses is the amount added to/subtracted from the allowance for credit losses to ensure the allowance is sufficient to absorb estimated credit losses over the life of a loan. The amount of the provision for (recovery of) credit losses is determined by management based on relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

The adoption of ASU 2016-13 on January 1, 2021 resulted in a $6.1 million increase to the allowance for credit losses and a $3.9 million increase to the allowance for unfunded credit losses. A cumulative effect adjustment resulting in an $8.0 million decrease to retained earnings and a $2.1 million increase to deferred tax assets was also recorded.

The table below provides additional information on the recovery of credit losses for the three-month and the nine-month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$81,448	$83,577	$83,197	$85,675
Cumulative change in accounting principle; adoption of ASU 2016-13	—	—	—	6,090
Charge-offs (1)	1,748	1,002	5,497	3,773
Recoveries	1,071	3,582	4,685	7,060
Net charge-offs (recoveries)	677	(2,580)	812	(3,287)
Provision for (recovery of) credit losses	3,190	1,972	1,576	(6,923)
Ending balance	$83,961	$88,129	$83,961	88,129

Net charge-offs (recoveries) as a % of average loans (annualized)	0.04%	(0.15)%	0.02%	(0.06)%
(1) Charge-offs for the nine-month period ended September 30, 2022 included $1.2 million in charge-offs prior to the transfer of certain commercial loans to held for sale.

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021.

Park - Allowance for Credit Losses
(Dollars in thousands)	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Total allowance for credit losses	$83,961	$81,448	$78,861	$83,197	$88,129
Allowance on PCD loans	—	—	—	—	—
Specific reserves on individually evaluated loans	1,750	1,874	1,513	1,616	3,466
General reserves on collectively evaluated loans	$82,211	$79,574	$77,348	$81,581	$84,663

Total loans	$7,103,246	$6,958,685	$6,821,606	$6,871,122	$6,908,417
PCD loans	4,867	5,934	6,987	7,149	8,705
Individually evaluated loans	43,670	42,523	63,209	74,502	79,264
Collectively evaluated loans	$7,054,709	$6,910,228	$6,751,410	$6,789,471	$6,820,448

Allowance for credit losses as a % of period end loans	1.18%	1.17%	1.16%	1.21%	1.28%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (1)	1.18%	1.15%	1.22%	1.22%	1.30%

General reserve as a % of collectively evaluated loans	1.17%	1.15%	1.15%	1.20%	1.24%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (1)	1.17%	1.15%	1.21%	1.21%	1.27%
(1) Excluded $5.7 million of PPP loans and $6,000 in related allowance at September 30, 2022; $13.4 million of PPP loans and $14,000 in related allowance at June 30, 2022; $37.4 million of PPP loans and $39,000 in related allowance at March 31, 2022; $74.4 million of PPP loans and $77,000 in related allowance at December 31, 2021; and $131.5 million of PPP loans and $136,000 related allowance at September 30, 2021.

The allowance for credit losses of $84.0 million at September 30, 2022 represented a $2.5 million, or 3.1%, increase compared to $81.4 million at June 30, 2022. The increase was largely due to a $2.6 million increase in general reserves, taking into consideration deterioration in economic forecasts, inflationary pressures, rising interest rates, and geopolitical conflict (including the conflict between Russia and Ukraine), while balancing a decrease in risks associated with the COVID-19 pandemic, particularly in high risk loan portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers.

The allowance for credit losses of $81.4 million at June 30, 2022 represented a $2.6 million, or 3.3%, increase compared to $78.9 million at March 31, 2022. The increase was largely due to a $2.2 million increase in general reserves, taking into consideration deterioration in economic forecasts, inflationary pressures, rising interest rates, and geopolitical conflict (including the conflict between Russia and Ukraine), while balancing a decrease in risks associated with the COVID-19 pandemic, particularly in high risk loan portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers.

The allowance for credit losses of $78.9 million at March 31, 2022 represented a $4.3 million, or 5.2%, decrease compared to $83.2 million at December 31, 2021. The decline was largely due to a $4.2 million decrease in general reserves, taking into consideration improvement in economic forecasts and a decrease in risks associated with the COVID-19 pandemic, particularly in high risk loan portfolios such as hotels and accommodations, restaurants and food service and strip shopping centers while balancing risks associated with inflationary pressures and geopolitical conflict (including the conflict between Russia and Ukraine).

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

Nonperforming Assets: Nonperforming assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and (5) other nonperforming assets. At December 31, 2021 and September 30, 2021, other nonperforming assets consisted of aircraft acquired as part of a loan workout. There were no other nonperforming assets at September 30, 2022.

The following table compares Park’s nonperforming assets at September 30, 2022, December 31, 2021 and September 30, 2021.

(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Nonaccrual loans	$44,612	$72,722	$87,791
Accruing TDRs	19,831	28,323	18,797
Loans past due 90 days or more	790	1,607	284
Total nonperforming loans	$65,233	$102,652	$106,872

OREO	1,354	775	813
Other nonperforming assets	—	2,750	3,164
Total nonperforming assets	$66,587	$106,177	$110,849

Percentage of nonaccrual loans to total loans	0.63%	1.06%	1.27%
Percentage of nonperforming loans to total loans	0.92%	1.49%	1.55%
Percentage of nonperforming assets to total loans	0.94%	1.55%	1.60%
Percentage of nonperforming assets to total assets	0.68%	1.11%	1.10%

Included in the OREO totals above were $1.4 million of SEPH OREO at September 30, 2022, and $594,000 of SEPH OREO at both December 31, 2021 and September 30, 2021.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at September 30, 2022, December 31, 2021 and September, 2021. Loans are classified as current if they are less than 30 days past due.

	September 30, 2022		December 31, 2021		September 30, 2021
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$28,472	0.40%	$53,259	0.78%	$67,722	0.98%
Nonaccrual loans - past due	16,140	0.23%	19,463	0.28%	20,069	0.29%
Total nonaccrual loans	$44,612	0.63%	$72,722	1.06%	$87,791	1.27%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Pass-rated	$3,694,468	$3,712,784	$3,676,310
Special mention	77,156	75,397	92,659
Substandard	2,224	—	39
Individually evaluated for impairment	43,670	74,502	79,264
Accruing PCD	4,648	6,630	8,187
Total	$3,822,166	$3,869,313	$3,856,459
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park had $77.2 million of collectively evaluated commercial loans included on the watch list at September 30, 2022, compared to $75.4 million at December 31, 2021, and $92.7 million at September 30, 2021. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The $77.2 million of collectively evaluated commercial watch list loans as of September 30, 2022 was elevated compared to pre-pandemic levels, an increase of $50.4 million compared to $26.8 million at March 31, 2020. This $50.4 million increase was largely due to $34.0 million of hotels and accommodations loans that were downgraded to special mention as a result of the impact of COVID-19 and a $22.7 million downgrade to a special mention credit related to a loan to a non-bank consumer finance company, partially offset by problem loan resolutions. Park continues to closely monitor the impact of COVID-19 and related economic recovery on its borrowers' ability to repay their loans in accordance with contractual terms. As additional information becomes available, management will continue to evaluate loans to ensure appropriate risk classification.

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

Individually evaluated commercial loans were $43.7 million at September 30, 2022, a decrease of $30.8 million, compared to $74.5 million at December 31, 2021 and a decrease of $35.6 million, compared to $79.3 million at September 30, 2021. The $43.7 million of individually evaluated commercial loans at September 30, 2022 included $10.9 million of loans modified in a TDR which are currently on accrual status and performing in accordance with the restructured terms, down from $17.5 million at December 31, 2021.

At September 30, 2022, Park had taken partial charge-offs of $795,000 related to the $43.7 million of individually evaluated commercial loans, compared to partial charge-offs of $624,000 related to the $74.5 million of individually evaluated commercial loans at December 31, 2021.

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. These loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans were reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At both September 30, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2022 and December 31, 2021 was $4.9 million and $7.1 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of September 30, 2022 are detailed below.

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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment between 3.32% and 3.97% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications continued to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of March 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.75% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, volatility in consumer confidence, workforce challenges, and geopolitical conflict (including the conflict between Russia and Ukraine) continued to cause uncertainty in the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter's weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2022. Improved forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point decline in the weighted quantitative allowance.
◦As of June 30, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.36% and 3.57% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications were optimistic, the surging inflation, declining consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter's weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point increase in the weighted quantitative allowance.
◦As of September 30, 2022, the "most likely" scenario forecasted Ohio unemployment between 3.86% and 4.05% during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high inflation, low consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the previous quarter's weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario, resulted in a 4 basis point increase in the weighted quantitative allowance.

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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries have experienced high levels of deferrals and have been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expects that a relatively higher percentage of the 4-rated credits in these portfolios will eventually migrate to special mention, substandard, or doubtful. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment takes into account the additional risk in these portfolios, which is not captured in the quantitative calculation. Even though COVID-19 case numbers have declined since December 31, 2021, these industries are still recovering from the pandemic effects. As of September 30, 2022, additional reserves totaling $1.4 million were added for these portfolios on top of the quantitative reserve already calculated. This was a decrease from $5.2 million as of December 31, 2021 and reflected improvement in COVID-19 cases, eased COVID-19 health department precautions and improving affected industry performance. Management believes there is still residual risk in these portfolios related to pandemic effects and uncertainty in future COVID-19 strains and related impacts.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios is detailed in the following table.

	September 30, 2022		December 31, 2021
(in thousands)	4-Rated Balance	Additional Reserve	Pass Rated Balance	Additional Reserve
Hotels and accommodations	$182,806	$687	$148,018	$2,226
Restaurants and food service	49,500	279	40,648	917
Strip shopping centers	168,144	464	184,171	2,033
Total	$400,450	$1,430	$372,837	$5,176

Additionally, at September 30, 2022, management applied a 0.50% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. This 0.50% reserve was reduced from 0.75% at June 30, 2022 and 1.00% at December 31, 2021. At September 30, 2022, Park's collectively evaluated hotels and accommodation loans had a balance of $218.0 million with an additional reserve related to valuation risks of $1.1 million. At December 31, 2021, Park's collectively evaluated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million.

As of September 30, 2022, Park had $5.7 million of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk.

Other Income

Other income increased by $14.3 million to $46.7 million for the quarter ended September 30, 2022, compared to $32.4 million for the third quarter of 2021 and increased $11.8 million to $109.5 million for the first nine months of 2022, compared to $97.7 million for the first nine months of 2021.

The increase for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to increases in service charges on deposit accounts, gain on sale of OREO, net, income from an OREO valuation markup, and other components of net periodic pension benefit income, partially offset by decreases in income from fiduciary activities, other service income, and gain on equity securities, net.

The increase for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to increases in service charges on deposit accounts, bank owned life insurance income, gain on sale of OREO, net, income from an OREO valuation markup, and other components of net periodic pension benefit income, partially offset by a decrease in other service income and miscellaneous income.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Income from fiduciary activities	$8,216	$8,820	$(604)	$25,872	$25,562	$310
Service charges on deposit accounts	2,859	2,389	470	7,496	6,475	1,021
Other service income	2,956	6,668	(3,712)	12,715	23,444	(10,729)
Debit card fee income	6,514	6,453	61	19,371	19,297	74
Bank owned life insurance income	1,185	1,462	(277)	4,734	3,776	958
ATM fees	610	622	(12)	1,725	1,807	(82)
Gain (loss) on sale of OREO, net	5,607	3	5,604	5,611	(26)	5,637
OREO valuation markup	12,009	—	12,009	12,039	13	12,026
Gain on equity securities, net	58	609	(551)	3,120	2,886	234
Other components of net periodic pension benefit income	3,027	2,038	989	9,081	6,114	2,967
Miscellaneous	3,653	3,347	306	7,779	8,390	(611)
Total other income	$46,694	$32,411	$14,283	$109,543	$97,738	$11,805

Income from fiduciary activities decreased by $604,000, or 6.8%, to $8.2 million for the three months ended September 30, 2022, compared to $8.8 million for the same period of 2021 and increased $310,000, or 1.2%, to $25.9 million for the nine months ended September 30, 2022 compared to $25.6 million for the same period in 2021. The majority of fiduciary fees are calculated on a lag, based on the market value of the assets under management. The average market value of assets under management for the three months ended September 30, 2022 was $7,062 million compared to $7,557 million for the same period in 2021. The average market value of assets under management for the first nine months of 2022 was $7,216 million compared to $7,358 million for the same period in 2021.

Service charges on deposit accounts increased by $470,000, or 19.7%, to $2.9 million for the three months ended September 30, 2022, compared to $2.4 million for the same period of 2021 and increased $1.0 million, or 15.8%, to $7.5 million for the nine months ended September 30, 2022, compared to $6.5 million for the same period of 2021. The increases for both the three-month and the nine-month periods ended September 30, 2022 compared to September 30, 2021 were primarily due to an increase in NSF income and monthly maintenance fees on business accounts.

Other service income decreased by $3.7 million, or 55.7%, to $3.0 million for the three months ended September 30, 2022, compared to $6.7 million for the same period of 2021. The primary reason for the decrease for the three months ended September 30, 2022 compared to the same period of 2021 was a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $3.4 million and a decrease in mortgage servicing rights income of $526,000, which were partially offset by an increase in investor rate locks and mortgage loans held for sale income of $187,000. Mortgage origination volume decreased by $69.4 million, or 31.0%, to $154.1 million for the three months ended September 30, 2022 from $223.5 million for the three months ended September 30, 2021.

Other service income decreased by $10.7 million, or 45.8%, to $12.7 million for the nine months ended September 30, 2022, compared to $23.4 million for the same period of 2021. The primary reasons for the decrease for the nine months ended September 30, 2022 compared to the same period of 2021 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $11.1 million and a decrease in mortgage servicing rights income of $1.5 million, which were partially offset by an increase in investor rate locks and mortgage loans held for sale income of $1.3 million and a $247,000 increase in commercial loan fee income. Mortgage origination volume decreased by $318.0 million, or 40.6%, to $466.0 million for the nine months ended September 30, 2022 from $784.0 million for the nine months ended September 30, 2021.

Bank owned life insurance income decreased by $277,000, or 18.9%, to $1.2 million for the three months ended September 30, 2022, compared to $1.5 million for the same period of 2021 and increased $958,000, or 25.4%, to $4.7 million for the nine months ended September 30, 2022, compared to $3.8 million for the same period of 2021. The decrease for the three months ended September 30, 2022 compared to the same period in 2021 was due to a decrease in death benefit income of $335,000. The increase for the nine-month period ended September 30, 2022 compared to September 30, 2021 was due to an increase in death benefit income of $850,000.

Gain (loss) on sale of OREO, net increased by $5.6 million to a net gain on sale of OREO of $5.6 million for the three months ended September 30, 2022 compared to a net gain on sale of OREO of $3,000 for the three months ended September 30, 2021 and increased $5.6 million to a net gain on sale of OREO of $5.6 million for the nine months ended September 30, 2022 compared to a net loss on the sale of OREO of $26,000 for the same period in 2021. A $5.6 million gain on the sale of OREO, net, was recognized during the three months and the nine months ended September 30, 2022 related to former Vision Bank relationships. There was no gain on the sale of OREO, net, related to former Vision Bank relationships during the three months and the nine months ended September 30, 2021.

OREO valuation markup income increased by $12.0 million to $12.0 million for both the three months and the nine months ended September 30, 2022 compared to $13,000 for the nine months ended September 30, 2021. There was no OREO valuation market income recognized in the three months ended September 30, 2021. The $12.0 million OREO valuation markup during the three months and the nine months ended September 30, 2022 related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. There was no OREO valuation markup related to former Vision Bank relationships during the three months and the nine months ended September 30, 2021.

Gain on equity securities, net, decreased $551,000, to a net gain of $58,000 for the three months ended September 30, 2022, compared to a net gain of $609,000 for the same period in 2021 and increased $234,000 to a net gain of $3.1 million for the nine months ended September 30, 2022 compared to a net gain of $2.9 million for the same period in 2021. The $551,000 decrease for the three months ended September 30, 2022 was related to a $136,000 decrease in gain (loss) on other equity securities which went from a $97,000 gain for the three months ended September 30, 2021 to a $39,000 loss for the three months ended September 30, 2022 and a $415,000 decrease in the gain on equity securities held at NAV, declining from a $512,000 gain for the three months ended September 30, 2021 to a $97,000 gain for the three months ended September 30, 2022. The $234,000 increase for the nine months ended September 30, 2022 was related to a $4,000 decrease in gain (loss) on other equity securities which went from a $492,000 gain for the nine months ended September 30, 2021 to a $488,000 gain for the nine months ended September 30, 2022, and a $238,000 increase in the gain on equity securities held at NAV, which went from a $2.4 million gain for the nine months ended September 30, 2021 to a $2.6 million gain for the nine months ended September 30, 2022.

Other components of net periodic pension benefit income increased $1.0 million to $3.0 million for the three months ended September 30, 2022 compared to $2.0 million for the same period in 2021, and increased $3.0 million, to $9.1 million for the nine months ended September 30, 2022 compared to $6.1 million for the nine months ended September 30, 2021. The increases for both the three-month and the nine-month periods were largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets as well as a decrease in the amortization of unrecognized net actuarial losses.

Miscellaneous income increased $306,000, or 9.1%, to $3.7 million for the three months ended September 30, 2022, compared to $3.3 million for the same period of 2021 and decreased $611,000, or 7.3%, to $7.8 million for the nine months ended September 30, 2022 compared to $8.4 million for the same period of 2021. The increase for the three-month period ended September 30, 2022 compared to the same period of 2021 was primarily a result of an increase in annual Visa incentive earned, an increase in fees earned on off-balance sheet deposit accounts, and a gain on sale of loans, partially offset by decreases in brokerage income, printed check sales income, operating lease rent and wire transfer fees. The decrease for the nine months ended September 30, 2022 compared to the same period of 2021 was primarily the result of decreases in brokerage income, printed check sales income, operating lease rent, wire transfer fees, and an increase in OREO devaluations, partially offset by gains on sale of loans and assets, an increase in annual Visa incentive earned, and an increase in fees earned on off-balance sheet deposit accounts.

Other Expense

Other expense increased by $14.4 million to $82.9 million for the three months ended September 30, 2022 compared to $68.5 million for the same period of 2021 and increased $12.5 million to $220.3 million for the nine months ended September 30, 2022, compared to $207.8 million for the nine months ended September 30, 2021.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Salaries	$37,889	$29,433	$8,456	$99,462	$89,632	$9,830
Employee benefits	9,897	10,640	(743)	30,595	30,897	(302)
Occupancy expense	3,455	3,211	244	9,709	9,878	(169)
Furniture and equipment expense	2,912	2,797	115	8,783	8,163	620
Data processing fees	8,170	7,817	353	24,090	22,679	1,411
Professional fees and services	8,359	6,973	1,386	20,992	19,610	1,382
Marketing	1,595	1,574	21	3,931	4,355	(424)
Insurance	1,237	1,403	(166)	3,887	4,370	(483)
Communication	1,098	796	302	2,923	2,688	235
State tax expense	1,186	1,113	73	3,545	3,324	221
Amortization of intangible assets	341	420	(79)	1,146	1,378	(232)
Foundation contribution	4,000	—	4,000	4,000	4,000	—
Miscellaneous	2,764	2,312	452	7,261	6,780	481
Total other expense	$82,903	$68,489	$14,414	$220,324	$207,754	$12,570

Salaries increased by $8.5 million, or 28.7%, to $37.9 million for the three months ended September 30, 2022, compared to $29.4 million for the same period in 2021. The increase for the three months ended September 30, 2022 compared to the same period of 2021 was due to an increase of $2.2 million in base salary expense, an increase in additional compensation expense of $3.6 million, which primarily related to payment of $1.8 million in one-time bonuses and an accrual of $1.5 million for future one-time bonuses for additional associates, and an increase in officer incentive compensation of $2.5 million, compared to the three months ended September 30, 2021.

Salaries increased by $9.9 million, or 11.0%, to $99.5 million for the nine months ended September 30, 2022, compared to $89.6 million for the same period in 2021. The increase for the nine months ended September 30, 2022, was due to an increase of $4.9 million in base salary expense, an increase in additional compensation expense of $2.6 million, which primarily related to payment of $1.8 million in one-time bonuses and an accrual of $1.5 million for future one-time bonuses for additional associates, and an increase in officer incentive compensation of $1.5 million, compared to the nine months ended September 30, 2021.

Employee benefits decreased $743,000, or 7.0%, to $9.9 million for the three months ended September 30, 2022, compared to $10.6 million for the same period in 2021, and decreased $302,000, or 1.0%, to $30.6 million for the nine months ended September 30, 2022 compared to $30.9 million for nine months ended September 30, 2021. The $743,000 decrease for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a reduction in group insurance costs of $1.6 million partially offset by increased payroll tax expense of $529,000 and a $257,000 increase in Park's KSOP match. The $302,000 decrease for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to a reduction in group insurance costs of $1.7 million, partially offset by increased payroll tax expense of $808,000 and a $414,000 increase in Park's KSOP match.

Furniture and equipment expense increased $115,000, or 4.1%, to $2.9 million for the three months ended September 30, 2022 compared to $2.8 million for the same period in 2021, and increased $620,000, or 7.6%, to $8.8 million for the nine months ended September 30, 2022 compared to $8.2 million for the nine months ended September 30, 2021. The increase for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily related to an increase in maintenance expense and equipment purchases. The increase for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily related to an increase in depreciation expense, maintenance expense and equipment purchases.

Data processing expense increased $353,000, or 4.5%, to $8.2 million for the three months ended September 30, 2022 compared to $7.8 million for the same period in 2021, and increased $1.4 million, or 6.2%, to $24.1 million for the nine months ended September 30, 2022 compared to $22.7 million for the nine months ended September 30, 2021. The increase for the three-month period ended September 30, 2022 compared to the same period in 2021 related to an increase in software expenses and an increase in debit card processing costs. The increase for the nine-month period ended September 30, 2022 compared to the same period in 2021 related to an increase in software expenses, partially offset by reduced debit card processing costs.

Professional fees and services expense increased $1.4 million, or 19.9%, to $8.4 million for the three months ended September 30, 2022 compared to $7.0 million for the same period in 2021, and increased $1.4 million, or 7.0%, to $21.0 million for the nine months ended September 30, 2022 compared to $19.6 million for the nine months ended September 30, 2021. The increases for both the three-month and nine-months periods ended September 30, 2022 compared to the periods ended September 30, 2021 related to an increase in management consulting fees, mostly related to direct expenses related to the collection of payments on former Vision Bank loan relationships, as well as increases in director fees and recruiting fees.

Insurance expense decreased $166,000, or 11.8%, to $1.2 million for the three months ended September 30, 2022 compared to $1.4 million for the same period in 2021, and decreased $483,000, or 11.1%, to $3.9 million for the nine months ended September 30, 2022 compared to $4.4 million for the nine months ended September 30, 2021. The decreases for both the three-month and the nine-month periods ended September 30, 2022 compared to the periods ended September 30, 2021 related to a decrease in FDIC assessments.

The Foundation contribution increase for the three months ended September 30, 2022, compared to the same period of 2021, was due to a $4.0 million contribution being made to Park's charitable foundation during the three months ended September 30, 2022. The Foundation contribution for the nine months ended September 30, 2021 was made in second quarter of 2021.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense increased $452,000, or 19.6%, to $2.8 million for the three-month period ended September 30, 2022, compared to the same period in 2021, and increased $481,000, or 7.1%, to $7.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The $452,000 increase in expense for the three months ended September 30, 2022 compared to the same period ended September 30, 2021 was primarily related to an increase in travel expense of $249,000, an increase of $245,000 in non-loan related losses, $126,000 in expenses related to the commercial loan sale, and an increase of $80,000 in the provision for the allowance for unfunded credit losses, partially offset by a decrease of $105,000 in supplies expense and a $147,000 decrease in operating lease depreciation. The $481,000 increase in expense for the nine months ended September 30, 2022 compared to the same period ended September 30, 2021 was primarily related to a $222,000 expense related to a derivative liability, $126,000 in expenses related to the commercial loan sale, increased travel expense of $545,000, an increase of $166,000 in supplies expense, and an increase of $142,000 in non-loan related losses, partially offset by a decrease of $491,000 in the provision for the allowance for unfunded credit losses and a decrease of $285,000 in operating lease depreciation.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	Affected Line Item
Net interest income	$90,828	$81,602	$252,453	$246,187
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	494	799	1,516	2,704	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1	8	6	40	Interest on deposits
less interest income on former Vision Bank relationships	649	414	2,996	3,357	Interest and fees on loans
Net interest income - adjusted	$89,684	$80,381	$247,935	$240,086

Provision for (recovery of) credit losses	$3,190	$1,972	$1,576	$(6,923)
less recoveries on former Vision Bank relationships	(20)	(2,231)	(527)	(2,640)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$3,210	$4,203	$2,103	$(4,283)

Total other income	$46,694	$32,411	$109,543	$97,738
less other service income related to former Vision Bank relationships	3	143	503	204	Other service income
less gain on the sale of OREO, net	5,607	—	5,607	—	Gain (loss) on sale of OREO, net
less Vision related OREO valuation markup	12,009	—	12,009	—	OREO valuation markup
Total other income - adjusted	$29,075	$32,268	$91,424	$97,534

Total other expense	$82,903	$68,489	$220,324	$207,754
less direct expenses related to collection of payments on former Vision Bank loan relationships	1,295	254	1,661	661	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	341	420	1,146	1,378	Amortization of intangible assets
less Foundation contribution	4,000	—	4,000	4,000	Foundation contribution
Total other expense - adjusted	$77,267	$67,815	$213,517	$201,715

Tax effect of adjustments to net income identified above (7)	$(2,761)	$(613)	$(3,435)	$(610)

Net income - reported	$42,068	$35,434	$115,267	$117,397
Net income - adjusted (6)	$31,682	$33,126	$102,345	$115,101

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands, except share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Diluted EPS	$2.57	$2.16	$7.05	$7.14
Diluted EPS, adjusted (6)	$1.93	$2.02	$6.26	$7.00

Annualized return on average assets (1)(2)	1.61%	1.40%	1.55%	1.59%
Annualized return on average assets, adjusted (1)(2)(6)	1.21%	1.31%	1.37%	1.60%

Annualized return on average tangible assets (1)(2)(4)	1.63%	1.42%	1.57%	1.62%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.23%	1.33%	1.40%	1.59%

Annualized return on average shareholders' equity (1)(2)	15.50%	13.04%	14.22%	14.79%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	11.68%	12.19%	12.62%	14.50%

Annualized return on average tangible equity (1)(2)(3)	18.33%	15.44%	16.80%	17.58%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	13.81%	14.43%	14.91%	17.24%

Efficiency ratio (5)	59.88%	59.70%	60.43%	60.03%
Efficiency ratio, adjusted (5)(6)	64.56%	59.82%	62.44%	59.37%

Annualized net interest margin (5)	3.81%	3.53%	3.74%	3.67%
Annualized net interest margin, adjusted (5)(6)	3.76%	3.48%	3.67%	3.58%

Financial Reconciliations

(1) Reported measure uses net income
(2) Averages are for the three months and nine months ended September 30, 2022 and September 30, 2021.
(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
AVERAGE SHAREHOLDERS' EQUITY	$1,076,526	$1,078,465	$1,084,080	$1,061,066
Less: Average goodwill and other intangible assets	166,136	167,754	166,521	168,215
AVERAGE TANGIBLE EQUITY	$910,390	$910,711	$917,559	$892,851

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
AVERAGE ASSETS	$10,384,049	$10,070,716	$9,964,863	$9,583,457
Less: Average goodwill and other intangible assets	166,136	167,754	166,521	168,215
AVERAGE TANGIBLE ASSETS	$10,217,913	$9,902,962	$9,798,342	$9,415,242

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

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income	$99,944	$85,420	$269,437	$258,587
FTE adjustment	932	717	2,623	2,149
FTE interest income	$100,876	$86,137	$272,060	$260,736
Interest expense	9,116	3,818	16,984	12,400
FTE net interest income	$91,760	$82,319	$255,076	$248,336

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for (recovery of) credit losses, total other income and total other expense.
(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

(8) Pre-tax, pre-provision ("PTPP") net income is calculated as net income, plus income taxes, plus the provision for (recovery of) credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for (recovery of) credit losses.

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$42,068	$35,434	$115,267	$117,397
Plus: Income Taxes	9,361	8,118	24,829	25,697
Plus: Provision for (recovery of) credit losses	3,190	1,972	1,576	(6,923)
Pre-tax, pre-provision net income	$54,619	$45,524	$141,672	$136,171

Income Tax

Income tax expense was $9.4 million for the third quarter of 2022 and consisted of federal income tax expense of $9.0 million and state income tax expense of $341,000. This compares to income tax expense of $8.1 million for the third quarter of 2021 which consisted of federal income tax expense of $7.9 million and state income tax expense of $264,000. The effective income tax rate for the third quarter of 2022 was 18.2%, compared to 18.6% for the same period in 2021. Income tax expense was $24.8 million for the nine months ended September 30, 2022 and consisted of federal income tax expense of $23.8 million and state income tax expense of $987,000. This compares to income tax expense of $25.7 million for the nine months ended September 30, 2021 which consisted of federal income tax expense of $24.9 million and state income tax expense of $793,000. The effective income tax rate for the nine months ended September 30, 2022 was 17.7%, compared to 18.0% for the same period in 2021.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's salary deferral plan offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2022 year will be approximately $7.0 million.

Comparison of Financial Condition
At September 30, 2022 and December 31, 2021

Changes in Financial Condition

Total assets increased by $294.8 million, or 3.1%, during the first nine months of 2022 to $9,855 million at September 30, 2022, compared to $9,560 million at December 31, 2021. This increase was primarily due to the following:

•Total investment securities increased $12.7 million, or 0.7%, to $1,828 million at September 30, 2022, compared to $1,815 million at December 31, 2021.
•Loans increased by $232.1 million, or 3.4%, to $7,103 million at September 30, 2022, compared to $6,871 million at December 31, 2021. PPP loans were $5.7 million at September 30, 2022, compared to $74.4 million at December 31, 2021.
•Prepaid assets increased by $14.2 million, or 9.8%, to $158.3 million at September 30, 2022, compared to $144.1 million at December 31, 2021.
•Other assets increased by $36.3 million, or 357.8%, to $46.5 million at September 30, 2022, compared to $10.2 million at December 31, 2021. This was primarily related to an increase in deferred tax assets.

Total liabilities increased by $369.4 million, or 4.4%, during the first nine months of 2022 to $8,819 million at September 30, 2022, compared to $8,449 million at December 31, 2021. This increase was primarily due to the following:

•Total deposits increased by $405.4 million, or 5.1%, to $8,310 million at September 30, 2022, compared to $7,905 million at December 31, 2021. During 2020, Park made the decision to participate in an OWS program in order to manage the balance sheet. At September 30, 2022 and December 31, 2021, Park had $766.2 million and $983.1 million, respectively, in off-balance sheet deposits.
•Short-term borrowings decreased by $49.3 million, or 20.6%, to $189.5 million at September 30, 2022, compared to $238.8 million at December 31, 2021.
•Other liabilities increased by $12.5 million, or 18.5%, to $80.3 million at September 30, 2022, compared to $67.8 million at December 31, 2021. This was primarily related to an increase in liabilities related to Partnership Investments.

Total shareholders’ equity decreased by $74.6 million, or 6.7%, to $1,036 million at September 30, 2022, from $1,111 million at December 31, 2021. This decrease was primarily due to the following:

•Accumulated other comprehensive (loss) income, net of taxes changed by $140.5 million, from a positive $15.2 million at December 31, 2021, to a negative $125.3 million at September 30, 2022, largely as a result of unrealized net holding losses on debt securities AFS, net of taxes, of $140.7 million.
•Retained earnings increased by $62.9 million during the period primarily as a result of net income of $115.3 million, partially offset by cash dividends on common shares of $51.4 million.
•Treasury shares decreased by $3.5 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash provided by operating activities was $89.6 million and $112.6 million for the nine months ended September 30, 2022 and 2021, respectively. Net income was the primary source of cash from operating activities for each of the nine-month periods ended September 30, 2022 and 2021.

Cash used in investing activities was $403.2 million and $186.2 million for the nine months ended September 30, 2022 and 2021, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions used cash of $175.2 million for the nine months ended September 30, 2022 and used cash of $447.9 million for the nine months ended September 30, 2021. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $234.2 million for the nine months ended September 30, 2022 and cash provided by the net decrease in the loan portfolio was $269.4 million for the nine months ended September 30, 2021.

Cash provided by financing activities was $301.8 million and $580.5 million for the nine months ended September 30, 2022 and 2021, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $405.4 million and $792.1 million of cash for the nine months ended September 30, 2022 and 2021, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the nine months ended September 30, 2022, net short-term borrowings decreased and used $49.3 million in cash. For the nine months ended September 30, 2021, net short-term borrowings decreased and used $106.3 million in cash and net long-term borrowings decreased and used $32.5 million in cash. Finally, cash declined by $51.6 million and $54.4 million for the nine months ended September 30, 2022 and 2021, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 71.23% at September 30, 2022, compared to 71.87% at December 31, 2021 and 68.85% at September 30, 2021. Cash and cash equivalents were $207.4 million at September 30, 2022, compared to $219.2 million at December 31, 2021 and $877.4 million at September 30, 2021. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2022 was $1,036.2 million, or 10.5% of total assets, compared to $1,110.8 million, or 11.6% of total assets, at December 31, 2021 and $1,067.9 million, or 10.6% of total assets, at September 30, 2021.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2022. The following table indicates the capital ratios for PNB and Park at September 30, 2022 and December 31, 2021.

	At September 30, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.23%	10.68%	10.68%	12.12%
Park National Corporation	9.76%	12.70%	12.51%	16.00%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.58%	11.05%	11.05%	12.56%
Park National Corporation	9.77%	12.57%	12.37%	16.05%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 79 of Park’s 2021 Form 10-K (Table 39) for disclosure concerning contractual obligations and commitments at December 31, 2021. There were no other significant changes in contractual obligations and commitments during the first nine months of 2022.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Loan commitments	$1,444,741	$1,364,224
Standby letters of credit	$26,518	$18,216

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a quarterly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. With the rise in interest rates experienced throughout 2022, Park is now more exposed to an adverse impact to earnings in a down rate environment. Management actively monitors changes in the sensitivity position and has ample tools to adjust exposure as needed. As a result, management expects further changes in interest rates to have a modest impact on net income.

On page 78 (Table 38) of Park’s 2021 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,895.3 million or 21.70% of total interest earning assets at December 31, 2021. At September 30, 2022, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,245.3 million or 13.62% of total interest earning assets.

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

On page 79 of Park’s 2021 Form 10-K, management reported that at December 31, 2021, the earnings simulation model projected that net income would increase by 7.5% using a rising interest rate scenario and decrease by 15.1% using a declining interest rate scenario over the next year. At September 30, 2022, the earnings simulation model projected that net income would increase by 5.8% using a rising interest rate scenario and would decrease by 8.8% in a declining interest rate scenario. At September 30, 2022, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of September 30, 2022 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2022, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2022	—	$—	—	1,195,088
August 1 through August 31, 2022	—	—	—	1,195,088
September 1 through September 30, 2022	—	—	—	1,195,088
Total	—	$—	—	1,195,088

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
Certificate of Amendment by Directors to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing the adoption of an amendment by the Board of Directors of Park National Corporation to Article FOURTH of Park National Corporation's Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006))

3.1(g)
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
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 25, 2022 of Amendments to Section 1.10 and Section 2.04 of Park National Corporation's Regulations to eliminate the textual references to the right of Park National Corporation's shareholders to have cumulative voting apply in the election of directors (Incorporated herein by reference to Exhibit 3.2 to Park's April 27, 2022 Form-8-K)

3.2(f)
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including those adopted by the shareholders of Park National Corporation on April 25, 2022] (Incorporated herein by reference to Exhibit 3.2(f) to Park's March 31, 2022 Form 10-Q)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the nine months ended September 30, 2022 and 2021 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive (Loss) Income for the three months and the nine months ended September 30, 2022 and 2021 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the nine months ended September 30, 2022 and 2021 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
________________________________________

* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

P Park National Corporation filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: November 8, 2022	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

DATE: November 8, 2022	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)