Form 10-K
period 2022-12-31
PARK NATIONAL CORP /OH/
filed 2023-03-01
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)    FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2022, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,919,044,873 based on the closing sale price as reported on NYSE American. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
16,263,583 Common Shares, no par value per share, outstanding at February 28, 2023.
DOCUMENT INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2023	Part III

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in this Annual Report on Form 10-K:

ACL	Allowance for credit losses	LGD	Loss given default
AFS	Available-for-sale	LIBOR	London Inter-bank Offered Rate
Allowance	Allowance for credit losses	MSRs	Mortgage servicing rights
AOCI	Accumulated other comprehensive (loss) income, net of taxes	NAV	Net asset value
ASC	Accounting standards codification	NewDominion	NewDominion Bank
ASU	Accounting standards update	OCI	Other comprehensive income (loss)
AUCL	Allowance for unfunded credit losses	OREO	Other real estate owned
CABF	CAB Financial Corporation and its subsidiaries	OWS	One-way sell
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Park	Park National Corporation and its subsidiaries unless context otherwise requires
Carolina Alliance	CAB Financial Corporation and its subsidiaries	Park National Bank	The Park National Bank
CECL	Current expected credit loss	PBRSUs	Performance-based restricted stock units
CME	Chicago Mercantile Exchange	PCD	Purchased credit deteriorated
Corporation	Park National Corporation and its subsidiaries	PCI	Purchased credit impaired
COVID-19	Novel coronavirus	PD	Probability of default
CRE	Commercial real estate	PNB	The Park National Bank
DCF	Discounted cash flow	PPP	CARES Act Paycheck Protection Program
FASB	Financial Accounting Standards Board	ROU	Right-of-use
Federal Reserve Board	Board of Governors of Federal Reserve System	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
GDP	Gross domestic product	SEPH	SE Property Holdings, LLC
GFSC	Guardian Financial Services Company	SOFR	Secured overnight financing rate
Guardian Finance	Guardian Financial Services Company	TBRSUs	Time-based restricted stock units
HPI	Home price index	TDRs	Troubled debt restructurings
HTM	Held-to-maturity	United States	United States of America
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	U.S.	United States
IRLC	Interest rate lock commitment	U.S. GAAP	United States generally accepted accounting principles
LDA	Loss driver analysis	Vision	Vision Bancshares, Inc.

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
Human Capital
Park is a family of community banking teams that deliver an exceptional breadth and depth of resources to individuals and businesses. Our culture is deeply rooted in the values of service and philanthropy, and we believe strong communities are built with local volunteers, donations and leadership.

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

Associate Profile

We operate 96 financial service offices in Ohio, northern Kentucky, and the Carolinas, with support staff located throughout our footprint and at various administration offices. As of December 31, 2022, we had 1,794 active associates, consisting of 1,632 full-time and 162 part-time.

Our branch delivery channels employ 33% of those associates. At December 31, 2022, our associate population was 69% female and 31% male, with an average tenure with Park of eight years.

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

Career Pathways and Professional Development

Through Learning & Development ("L&D"), we work to foster professional growth by providing development opportunities to maximize associate performance, strengthen engagement and drive our competitive advantage. We enhance associates' knowledge and skills with high-quality, accessible training and professional development opportunities to support Park's mission of promoting long-term prosperity of the people and organizations we serve.

Our L&D team is a strategic business partner dedicated to supporting the organization and helping others meet their objectives. In 2022, this team continued building a strategic infrastructure for the development of associates aligned with overall business outcomes. This included streamlining training, enhancing the onboarding experience, overseeing associate development, finding learning solutions that promote belonging and connection, and supporting training needs across all lines of business.

Compensation & Benefits

Our compensation program includes market-aligned salary grades, an annual incentive compensation program for eligible associates, referral and rewards incentive programs available to associates based on job function, a long-term incentive plan ("LTIP") for select associates, and premium pay for associates working extended hours. We are in the process of reviewing and updating our compensation strategy to ensure we prioritize regular reviews and comparisons to current market data as an industry best practice.

Park offers comprehensive benefit options to encourage and support associates to live healthy and financially secure lives. Available benefits include an employee stock ownership plan ("KSOP") with a company matching contribution, a defined benefit pension plan, health and life insurance, dependent care assistance, a health flexible spending plan, a long-term disability plan, paid time off, tuition reimbursement for qualified schooling and an employee assistance program. As part of our strategic plan, we conducted a comprehensive review of all associate benefits. The first phase of this review, covering paid time off ("PTO") and the pension plan, was completed in 2022. The resulting enhancements to PTO and the pension plan took effect January 1, 2023 and position us to attract and retain associates. We will continue to review other components of our benefits package in 2023.

Health and Safety

We are committed to providing a safe environment for associates and customers, and the safe preservation and maintenance of our facilities and equipment.

Diversity, Equity and Inclusion ("DEI")

Diversity and inclusion are embedded in Park National Bank’s values and culture. We respect excellence, character and integrity – and we believe these virtues transcend culture, race, gender and age. We condemn prejudice on any level or any grounds. Our commitment to diversity and inclusion means providing every client or prospective client an equal opportunity to succeed financially. We believe it also means supporting a wide variety of community organizations and programs, and hiring associates from different backgrounds, locations and experiences.
In 2022, we expanded our DEI efforts by exploring new avenues for training and development for our associates. A group of associates attended a pilot DEI-focused workshop that included the opportunity to consider authentic stories from around the world that draw people into a bigger story where everyone is included. The purpose of the training is to:

•Create conditions that foster safe, honest, self-reflective, and productive dialogue;
•Encourage connection, listening, and curiosity to further appreciate differences and experiences; and
•Apply frameworks and tools to promote inclusion and influence change.

Park’s Board of Directors, leaders and DEI task force continue to pursue key goals in 2023 related to diversity, equity and inclusion.

Employee Culture & Retention

Our organization celebrates a unique culture based on shared values. Park associates are united by a spirit of empathy and compassion and a genuine desire to serve others, whether customers, communities or colleagues. Associates value an environment where they can grow personally and professionally. We believe that is why so many choose to build a career and stay with Park.

Our voluntary turnover was 19% for 2022. At the end of our KSOP plan year, October 1, 2022, 83% of our associates were shareholders through participation in our KSOP, under which we provide a discretionary 50% match for each associate’s regular contribution.

Our associate tenure reflects the effect of our efforts. By the end of 2022, 34% of our associates had been with our organization 10 years or more.

Banking Operations
Park’s banking operations are conducted through The Park National Bank, a national banking association ("Park National Bank" or "PNB"). Park National Bank engages in the commercial banking and trust business, generally in small and medium population areas in Ohio, North Carolina and South Carolina communities in addition to operations within the metropolitan areas of Columbus and Cincinnati, Ohio, Charlotte, North Carolina, and Louisville, Kentucky. As of the date of this Annual Report on Form 10-K, Park National Bank operated 96 financial service offices, including 92 branches, in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank delivers financial products and services through its 96 financial service offices and a network of 115 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices, including ParkDirect, a mobile bank experience.
The reportable segment for the Corporation is PNB.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company, operates as a separate subsidiary of Park. Guardian Finance formerly provided consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had one administrative office in Licking County, Ohio. During 2019, Guardian Finance stopped seeking new loans. At December 31, 2022, Guardian Finance loans outstanding totaled $529,000.
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
Scope Leasing, Inc.
Scope Leasing, Inc. (which does business as “Scope Aircraft Finance”), a subsidiary of Park National Bank, specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs who utilize the aircraft for business or pleasure. Scope Aircraft Finance serves customers throughout the U.S. and Canada.
Vision Bancshares Trust I
In connection with the merger of Vision Bancshares, Inc. (“Vision”) into Park in March of 2007 (the “Vision Merger”), Park became the successor to Vision under (i) the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued $15.5 million of junior subordinated notes to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The junior subordinated notes were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005. Park also became the successor to Vision in (i) the Amended and Restated Trust Agreement of the Vision Trust, dated as of December 5, 2005 (the “Trust Agreement”), and (ii) the Guarantee Agreement, dated as of December 5, 2005 (the “Guarantee Agreement”). Through these contractual obligations, Park has fully and unconditionally guaranteed all of the Vision Trust’s obligations with respect to the floating rate preferred securities.

Both the junior subordinated notes and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 148 basis points. Effective June 30, 2023, LIBOR will cease to be the benchmark rate on the junior subordinated notes and floating rate preferred securities and will be replace by three-month CME Term SOFR as adjusted by the spread adjustment of 0.26161%. Payment of interest on the junior subordinated notes, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed 20 consecutive quarters, subject to specified conditions.
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

Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2022, PII held municipal securities with an amortized cost of $423.3 million.
NSCB 2, LLC, River Park Properties, LLC, Park ABQ, LLC, and X Holdings, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.
87A Orange Beach, LLC, Morningside Holding, LLC, Swindall Holdings, LLC, Swindall Partnership Holdings, LLC, Farm Holdings, LLC, Marina Holdings Z, LLC, Marina Holding WE, LLC, Alabama Apartment Holdings, LLC and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.
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

Guardian Finance formerly provided consumer finance services. During 2019, Guardian Finance stopped seeking new loans.
Lending Activities
Park National Bank deals with consumers and a wide cross-section of businesses and corporations located primarily in the 26 Ohio counties, one Kentucky county, four North Carolina counties and four South Carolina counties served by the financial service offices of Park National Bank. At December 31, 2022, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the U.S. As a result of the Vision Bank-SEPH Merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank-SEPH Merger. Such origination (or modification) volume has been and is expected to continue to be insignificant to the consolidated Park entity.
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
Commercial Loans
At December 31, 2022, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $3,115 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 43.6% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,301 million represented commercial, financial and agricultural loans, $1,794 million represented commercial real estate loans, and $20 million represented commercial leases.
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
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the 26 Ohio counties, one Kentucky county, four North Carolina counties and four South Carolina counties where Park National Bank operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, health care and social assistance, accommodation and food services, manufacturing, other services, retail trade, and agriculture, forestry, fishing and hunting.
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
The regulatory limit for loans made to one borrower by Park National Bank was $144.0 million at December 31, 2022. Participations in a loan by Park National Bank in an amount larger than $47.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $144.0 million, the total exposure of the largest single borrower within the commercial portfolio was $75.0 million at December 31, 2022.
Park has an independent, internal loan review program which annually evaluates all loans greater than $1.0 million, all new loans greater than $1.0 million in its metropolitan markets of Columbus, Ohio, Cincinnati, Ohio, Louisville, Kentucky, and Charlotte, North Carolina, all new loans greater than $500,000 in all other markets, and a risk-based sample of loans less than $1.0 million. If a loan has deteriorated, Park takes prompt action designed to increase the likelihood that it will be repaid. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, Park may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. Park then works with the borrower to develop a payment schedule which it anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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
Loans to Non-Bank Consumer Finance Companies
At December 31, 2022, Park National Bank had $417 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans issued by a consumer finance company that is, in turn, a borrower from Park National Bank. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.
Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon such experience and certain industry guides in determining whether to grant an aircraft loan or lease. At

December 31, 2022, Scope Aircraft Finance had $296 million in loans outstanding, primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2022, Park's subsidiaries had outstanding consumer loans (including automobile loans) in an aggregate amount of $1,905 million, constituting approximately 26.7% of their aggregate total loan portfolio. Park makes installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through an automobile and other vehicle dealer; whereas, direct loans are originated through direct customer interaction within Park's regions. For both direct and indirect loans, the final credit decisions are made by Park with the assistance of an automated underwriting platform (system). At December 31, 2022, of the $1,905 million in consumer loans, $1,714 million were originated through indirect lending, while the remaining $191 million were considered direct loans. At December 31, 2022, of the $1,905 million in consumer loans, GFSC had outstanding consumer loans of $274,000 and Park National Bank held the balance.
Credit approval for direct and indirect consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park to adhere strictly to all laws and regulations governing consumer lending. A compliance officer, along with the appropriate line of business leaders, is responsible for monitoring performance and advising and updating loan personnel in this area. Loans are charged off in accordance with Park's policy. Information about Park’s policy for placing loans on nonaccrual status and charging off loans is included under the caption “Loans” in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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
Residential Real Estate and Construction Loans
At December 31, 2022, Park's subsidiaries had outstanding approximately $2,122 million in construction real estate loans and residential real estate loans, representing approximately 29.7% of total loans outstanding. Of the $2,122 million, approximately $1,797 million was included within the residential real estate loan segment, which included $550 million of commercial loans secured by residential real estate, $1,076 million of mortgage loans, $167 million of home equity lines of credit and $4 million of installment loans. The remaining $325 million was included within the construction real estate loan segment, which included $209 million of commercial land and development loans and $116 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky, North Carolina and South Carolina.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category that are made to be held in Park National Bank's portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Park’s management may decide to retain certain 15-year, fixed-rate residential mortgage loans, rather than sell in the secondary market. Park's management made a decision to retain certain 15-year, fixed-rate residential mortgage loans in 2022. At December 31, 2022 and 2021, Park reported $550 million and $573 million, respectively, of 15-year, fixed-rate residential mortgage loans on Park's Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
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
SEPH

SEPH is a non-bank subsidiary of Park that holds OREO property and non-performing loans. In addition to approximately $1.4 million in OREO property, SEPH also held non-performing loans that were fully charged off as of December 31, 2022, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees work with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts. Park expects that the OREO will reduce over time and result in cash inflow to Park.

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
Associates
At December 31, 2022, Park and its subsidiaries had 1,794 active associates, consisting of 1,632 full-time and 162 part-time, resulting in 1,725 full-time equivalent associates.
Supervision and Regulation of Park and Park's Subsidiaries
Park, Park National Bank and Park’s other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (the "DIF") of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF. Such laws and regulations may also restrict Park’s ability to repurchase its common shares or to receive dividends from Park National Bank and may impose capital adequacy and liquidity requirements.
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

The following information describes selected federal and state statutory and regulatory provisions and is qualified in its entirety by reference to the full text of such provisions. These statutes and regulations are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Park and Park's subsidiaries could have a material effect on their respective businesses.

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank if the bank is well capitalized and well managed and has at least a satisfactory CRA rating. If a financial holding company or a subsidiary bank fails to maintain all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the holding company and its subsidiaries and on the ability of the holding company to enter into certain transactions and obtain regulatory approvals for new activities and transactions. The holding company could also be required to divest itself of subsidiaries that engage in activities that are not permitted for bank holding companies that are not financial holding companies. If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies.

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
The CFPB regulates consumer financial products and services provided by Park National Bank through regulations designed to protect consumers. Currently, the OCC is primarily responsible for examining Park National Bank’s compliance with the CFPB regulations and federal consumer financial protection laws. However, should Park’s total consolidated assets exceed $10.0 billion for four consecutive quarters, the CFPB will become primarily responsible for examining Park National Bank’s compliance with such laws and regulations.

Federal Deposit Insurance

The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the U.S. government.
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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on perceived risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10.0 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC may also impose special assessments in emergency situations. The premiums fund the DIF.

The FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on insured institutions with assets of less than $10.0 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10.0 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10.0 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10.0 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years of the plan establishment, by September 30, 2028. The DRR was 1.26% as of September 30, 2022. Since the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. As of December 31, 2022, the DRR remained below the statutory minimum of 1.35%.

The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10.0 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. In the event Park’s total consolidated assets exceed $10.0 billion for four consecutive quarters, Park National Bank will become subject to the FDIC’s large bank pricing methodology, which may result in a different, and potentially higher, assessment rate.

Federal Home Loan Bank

The Federal Home Loan Banks (“FHLB”) provide credit to their members in the form of advances. Park National Bank is a member of the FHLB of Cincinnati. As an FHLB member, Park National Bank must maintain an investment in the capital stock of the FHLB of Cincinnati.
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

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under CECL. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, in March 2020, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule. Under the Consolidated Appropriations Act, 2021, bank holding companies and their affiliates had the option of postponing implementation of CECL until the earlier of (i) the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or (ii) January 1, 2022. Congress provided this reprieve for a variety of reasons, including the fact that COVID-19 had created a volatile, uncertain lending environment that may result in significant credit losses for banks. Park adopted CECL on January 1, 2021.

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including Park National Bank, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10.0 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule, effective on October 1, 2020, that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. Park did not utilize the CBLR in assessing capital adequacy.

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

The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the federal banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

In order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See "Note 28 - Capital Ratios" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Fiscal and Monetary Policies
The business and earnings of Park and Park's subsidiaries are affected significantly by the fiscal policies of the U.S. government and its agencies. Park National Bank is particularly affected by the monetary policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against deposits of depository institutions. These policies are used in varying degrees and combinations to directly affect the overall growth and distribution of bank loans, investments and deposits, as well as the interest rates charged on loans and paid on deposits. In light of the changing conditions in the U.S. economy, including with respect to inflation, the money markets and the activities of fiscal and monetary authorities, Park can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

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
At December 31, 2022, approximately $121.4 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See "Note 25 - Dividend Restrictions" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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

Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security, derivative, commodity future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepted (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. In addition, the Volcker Rule prohibited a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, also known as “covered funds,” subject to a number of exceptions.

In July 2019, the federal bank regulatory agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Park National Bank, from such rule consistent with the Regulatory Relief Act. Under the final rule, community banks with $10.0 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule. However, in the event Park’s total consolidated assets exceed $10.0 billion for four consecutive quarters, Park National Bank will become subject to the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.

To the extent that Park National Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Park National Bank believes that its activities and relationships comply with such rule, as amended.

Financial Privacy Provisions
Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and is conveyed to outside vendors.
Park National Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal bank regulatory agencies' expectations for the creation, implementation and maintenance of an information security program, which is to include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
Cybersecurity
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cybersecurity attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cybersecurity attack. If Park National Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In November 2021, the OCC, the Federal Reserve Board and the FDIC issued a final rule that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

Furthermore, once final rules are adopted, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

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

Anti-Money Laundering and the Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “Patriot Act”), substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The Patriot Act gives the U.S. government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Park National Bank has established policies and procedures that Park National Bank believes comply with the requirements of the Patriot Act.
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

Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, as amended, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE American has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE American. The Board of Directors has adopted and annually reviews charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating and Corporate Governance Committee (including as Exhibit A thereto, Corporate Governance Guidelines) and the Risk Committee, as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and Park's subsidiaries.
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

Public companies will be required, once stock exchanges adopt additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards.
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

In October 2017, the OCC rescinded its guidance on deposit advance products in light of the CFPB’s pending small dollar loan rule related to payday, vehicle title and certain high cost installment loans that was issued in November 2013 (the “Small Dollar Rule”). The Small Dollar Rule, however, has been the subject of further regulatory review and a court order staying compliance in connection with a legal challenge. The CFPB issued its final Small Dollar Rule on July 22, 2020, which became fully effective on October 20, 2020. Specifically, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. In August 2021, the court overseeing the litigation challenging the Small Dollar Rule found in the CFPB’s favor, and ordered the compliance date to be 286 days after the final judgment. In October 2022, the Fifth Circuit Court of Appeals reversed the lower court’s decision and vacated the Small Dollar Rule. In November 2022, the CFPB filed a petition for a writ of certiorari with the U.S. Supreme Court seeking an expedited review of the appellate court decision.

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
Legislative and Regulatory Initiatives
From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Park and Park National Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Park cannot predict whether any such legislation will be enacted, and, if enacted, the effect that such legislation, or any implementing regulations, would have on the financial condition or results of operations of Park. A change in statutes, regulations or regulatory policies applicable to Park or any of Park's subsidiaries could have a material effect on Park's business, financial condition and results of operations.
Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Park and Park's subsidiaries. Park believes the nature of the operations of Park's subsidiaries has little, if any, environmental impact. As a result, Park, anticipates no material capital expenditures for environmental control facilities for Park's current fiscal year or for the foreseeable future.

Park believes its primary exposure to environmental risk is through the lending activities of Park's subsidiaries. In cases where management believes environmental risk potentially exists, Park’s subsidiaries mitigate their environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

ITEM 1A.RISK FACTORS.

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K and the documents incorporated herein by reference that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services or to potential or pending acquisitions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The PSLRA provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. Park desires to take advantage of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified below. There is also the risk that Park’s management or Park's Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies Park develops to address such risks and uncertainties are unsuccessful. Forward-looking statements speak only as of the date on which they are made, and, except as may be required by applicable law, Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made. All subsequent written and oral forward-looking statements attributable to Park or any person acting on Park’s behalf are qualified in their entirety by the preceding cautionary statements.
Economic, Political and Market Risks

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

COVID-19 has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The extent to which COVID-19 will continue to impact Park’s business, results of operations, and financial condition, as well as Park’s regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

As of December 31, 2022, we hold and service PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. While a large number of our PPP borrowers have applied for and received full or partial forgiveness of their loan obligations, we still have credit risk on the remaining PPP loans in the event the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced such PPP loans, including any issue with the eligibility of a borrower to receive funding. We could face additional risks in our administrative capabilities to service our PPP loans and to properly determine loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny the SBA's liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing U.S. federal government budget deficit, the failure of the U.S federal government to raise the federal debt ceiling, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remain likely to continue. Although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict has resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and Park’s business for an unknown period of time. In addition, disruptions in U.S. and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the U.S., which can affect our earnings and our capital, as well as the ability of our customers to repay loans. Because we have a significant number of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from pandemics, rising inflation, and increases in interest rates, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk, especially in light of the continued economic effects of sustained inflation. Information pertaining to the impact changes in interest rates could have on our net income is included in "Table 38 - Interest Rate Sensitivity" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

LIBOR was used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivative financial instruments. LIBOR is set based on interest rate information reported by certain banks, which are set to stop reporting such information after June 30, 2023. In the U.S., the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.

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

Park has limited exposure to LIBOR, with total exposure at December 31, 2022 of approximately $608.4 million, consisting of $76.9 million of loans, $516.5 million of investment securities, and $15.0 million of subordinated notes. We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

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

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cybersecurity attacks including cybersecurity attacks on third-party vendors, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. We could be adversely affected by operating systems disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into existing operating systems. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of our operating systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy, and loss or liability to us.

Any failure or interruption in our operating or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, and the implementation of environmental, social, and governance practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation or regulatory action, and could have a material adverse effect on the price of our common shares or result in heightened volatility.

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

We face the risk of operational disruption, failure or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, we do not control their operations. As such, our business and operations could be adversely affected in the event these third-party vendors are unable to perform their various responsibilities and we are unable to timely and cost-effectively identify acceptable substitute providers.

Regulatory guidance adopted by federal bank regulatory agencies addressing how banks select, engage and manage their third-party relationships could affect the circumstances and conditions under which we work with third-party service providers and the costs of managing such relationships.

Our assets at risk for cybersecurity attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cybersecurity risks arise due to this access, including cybersecurity espionage, blackmail, ransom, malware, and theft. We employ many preventive and detective controls to protect our assets, and we provide mandatory recurring information security training to all employees. To date, we have not experienced any material losses relating to cybersecurity attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened due to, among other factors, the evolving nature of these threats, our plans to continue to implement or expand Internet and mobile banking to meet customer demand, and the current economic and political environment. As cybersecurity and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

We have implemented security controls to prevent unauthorized access to our computer systems, and we require that our third-party service providers maintain similar controls. However, Park's management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. We could also lose revenue if competitors gain access to confidential information about our business operations and use it to compete with us. While we maintain specific "cybersecurity" insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cybersecurity threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cybersecurity insurance coverage.

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

All of the types of cybersecurity incidents discussed above could result in damage to our reputation, loss of customer business, increased costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of our common shares, all of which could result in financial loss and material adverse effects on our results of operations and financial condition.

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

A borrower's ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the U.S. or global markets and changes in interest rates also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers' ability to repay loans would result in higher levels of nonperforming loans, net charge-offs and provision for credit losses.

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

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon by us or is liquidated at prices that are not sufficient to recover the full amount of the loan.

Up until 2020, Park's provision for credit losses had declined since the end of the most recent recession, which ended in June 2009, primarily due to improvement in general economic conditions, as well as actions taken by us to better manage our loan portfolio. During 2020, Park experienced elevated provision for credit losses primarily due to the impact of COVID-19. During 2021 and 2022, the provision fluctuated as a result of changes in economic forecasts and other assumptions. If we were to experience higher levels of provision for credit losses, it could result in lower levels of net income.
Our expansion into Kentucky, South Carolina and North Carolina may also expose Park to additional geographic risk.
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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses,” which replaced the incurred loss model with the CECL model, an expected loss model. The accounting guidance was to have been adopted by Park as of January 1, 2020. However, Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with the CECL methodology which would have expired on December 31, 2020, and Section 540 of the Consolidated Appropriations Act, 2021 (the "CAA"), further extended the relief period to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022. Park elected to delay the implementation of CECL following the approval of the CARES Act and the CAA, and adopted CECL as of January 1, 2021.

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

The adoption of the CECL model by Park resulted in a net decrease to retained earnings of $8.0 million as of January 1, 2021 for the cumulative effect of adopting ASC 326 and a net recovery of credit losses of $11.9 million for the year ended December 31, 2021. The provision for credit losses for the year ended December 31, 2022 amounted to $4.6 million. As a result of the implementation of the CECL model, the time horizon over which we are required to estimate future credit losses expanded, which could result in increased volatility in future provisions for credit losses. We may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments.
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

Noncompliance with the BSA and other anti-money laundering statutes and regulations could cause us to experience a material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, the U.S. Drug Enforcement Administration, and the U.S. Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

For a more complete discussion of the BSA, the Patriot Act and the AMLA as well as OFAC, see the section captioned "Supervision and Regulation of Park and Park's Subsidiaries" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. Throughout 2022 and 2023 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous change and management cannot predict the effect of these changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution, the adequacy of a financial institution’s allowance for credit losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

In light of conditions in the global financial markets and the global economy that occurred in the last fifteen years, regulators have increased their focus on the regulation of the financial services industry. Most recently, the U.S. Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the U.S. Congress and regulations promulgated by federal bank regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of financial institutions, proposals to reform the housing finance market consider significant changes to Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our Common Shares.

Deposit insurance premiums assessed on Park National Bank may increase and have a negative effect on Park’s results of operations.

We have limited ability to control the amount of premiums we are required to pay for FDIC insurance. The DIF is funded by fees assessed on insured depository institutions. If the costs of future bank failures increase, deposit insurance premiums may also increase. The FDIC has adopted rules revising the FDIC's assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future. Federal deposit insurance is described in more detail in the section captioned "Supervision and Regulation of Park and Park's Subsidiaries – Federal Deposit Insurance" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

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

General Risk Factors

If our total consolidated assets exceed $10.0 billion, we will become subject to additional regulations
As of December 31, 2022, Park had total consolidated assets of $9.9 billion. However, should our total consolidated assets exceed $10.0 billion, Park and Park National Bank will become subject to heightened regulatory requirements stemming largely from the Dodd-Frank Act. These requirements include, but are not limited to, the following: (i) supervision, examination and enforcement by the CFPB with respect to federal consumer financial protection laws; (ii) a modified methodology and scorecard for calculating FDIC insurance assessments and, depending on the result of Park National Bank’s performance under the scorecard, potentially higher assessment rates; (iii) limitations on interchange transaction fees for debit card transactions; (iv) heightened compliance standards under the Volcker Rule; (v) enhanced supervision by the OCC and the Federal Reserve Board; and (vi) no longer being eligible to elect to be subject to the CBLR. The imposition of these regulatory requirements and increased supervision, should the $10.0 billion threshold be crossed, may require the additional commitment of financial resources to regulatory compliance and may increase Park National Bank’s cost of operations and provide greater limitations on the products and services that can be offered.

Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition, or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or Park National Bank.

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

Park National Bank will become subject to additional requirements and restrictions imposed by the U.S. Department of Justice (the “DOJ”) if the proposed DOJ Consent Order is approved by the U.S. District Court for the Southern District of Ohio, Western Division.

On February 28, 2023, Park National Bank reached an agreement with the DOJ to increase the efforts of Park National Bank to promote home lending in the Columbus, Ohio market. The agreement, which is reflected in the proposed consent order filed on February 28, 2023, in the U.S. District Court for the Southern District of Ohio, Western Division (the “DOJ Consent Order”), serves to voluntarily resolve all claims of the U.S. alleging that Park National Bank’s mortgage lending practices within the Columbus, Ohio Metropolitan Statistical Area violated the Fair Housing Act and the Equal Credit Opportunity Act.

In accordance with the terms of the DOJ Consent Order, Park National Bank will invest a minimum of $7.75 million over five years in a loan subsidy fund to increase credit opportunities for home mortgage loans, home improvement loans, home refinance loans and home equity loans and lines of credit for consumers applying for loans in majority-minority census tracts ("MMCTs") in Fairfield, Franklin, Hocking, Licking, Morrow and Perry counties in Ohio (the “Columbus Lending Area”). Park National Bank will also devote a minimum of $500,000 over five years toward one or more community development partnership programs that provide services to residents of MMCTs in the Columbus Lending Area related to credit, financial education, homeownership and foreclosure prevention; and at least $750,000 over five years toward advertising, community outreach, consumer financial education and credit counseling in the Columbus Lending Area. Park National Bank will also establish one new mortgage loan production office and one new full-service branch in MMCTs in the Columbus Lending Area and hire four lenders, one of whom will be Spanish-speaking, focused on serving these communities. In addition, Park National Bank will continue to maintain, throughout the term of the DOJ Consent Order, Park National Bank’s full-time Director of Community Home Lending and Development position, who will oversee Park National Bank’s lending in MMCTs in the Columbus Lending Area.

The DOJ Consent Order must be approved by the U.S. District Court for the Southern District of Ohio, Western Division, and once approved and entered by that Court, the DOJ Consent Order will resolve all claims by the U.S. against Park National Bank.

Park is committed to investing at least $9.0 million over five years and will record the related expenses incurred in the period in which the associated activities occur.

Although Park and Park National Bank are committed to full compliance with the DOJ Consent Order, achieving such compliance will require significant management attention from Park and may cause Park to incur unanticipated costs and expenses. Actions taken to achieve compliance with the DOJ Consent Order may affect Park’s financial performance and may require us to reallocate resources away from existing businesses or to undertake significant changes to our businesses, operations, products and services, and risk management practices. In addition, Park and Park National Bank could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ Consent Order.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2.PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank and its subsidiary Scope Leasing, Inc. had a total of 96 financial service offices in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank has three financial service offices (including its main office) and three operations centers in Newark in Licking County, Ohio. We operate a total of 86 financial service offices in Ohio, one financial service office in Kentucky, four financial service offices in North Carolina and five financial service offices in South Carolina. Of the financial service offices described above, 16 are leased and the remainder are owned. Park National Bank also operates 28 off-site automated teller machines.

Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio, which it leases.
Guardian Finance
As of the date of this Annual Report on Form 10-K, Guardian Finance had one administrative office in Newark in Licking County, Ohio, which it leases from Park National Bank.
SE Property Holdings, LLC
SEPH has one administrative office located in Newark in Licking County, Ohio, which it leases from Park National Bank.

ITEM 3.LEGAL PROCEEDINGS.

We are routinely engaged in various litigation and other legal matters. These include defending against claims of improper loan, deposit account, and other banking practices, as well as trust and investment, intellectual property, contract, and other legal matters, and we have a number of unresolved lawsuits and open matters pending resolution. In addition, we are parties to litigation involving the collection of delinquent accounts, challenges to security interests in collateral, foreclosure lawsuits, and similar matters which are part of, or incidental to, our ordinary course of business. While the ultimate liability with respect to these matters and claims cannot be determined at this time, we believe that losses, damages, or liabilities, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations. Reserves are established for these various litigation and other legal matters, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.
ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Park's common shares (symbol: PRK) are traded on NYSE American. At December 31, 2022, Park had 3,333 shareholders of record. Park currently intends to continue to pay quarterly cash dividends comparable to the regular quarterly cash dividends paid during the year ended December 31, 2022, subject to the regulatory restrictions described in "Note 25 - Dividend Restrictions" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," as well as in the section captioned "Supervision and Regulation of Park and Park's Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return performance for Park's common shares with the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index for the five-year period from December 31, 2017 to December 31, 2022. The NYSE Composite Index is a market capitalization-weighted index of the stocks listed on NYSE. The KBW NASDAQ Bank Index is comprised of 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions and focuses specifically on banking and de-emphasizes components that would be heavily insurance-related or investment-oriented. The S&P U.S. SmallCap Banks Index is a market capitalization-weighted index comprised of common stocks of U.S. financial services companies that are principally engaged in the business of providing services and products, including banking, investment services, insurance and real estate finance services.

Park believes that the KBW NASDAQ Bank Index and the S&P U.S. SmallCap Banks Index are the appropriate industry indices for Park to use for the five-year total shareholder return performance comparison given the nature of the services provided by the financial services companies included in each.

Total Return Performance
	Period Ended
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Park National Corporation	100.00	84.93	106.94	115.08	156.00	165.56
NYSE Composite Index	100.00	91.05	114.28	122.26	147.54	133.75
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69

The annual compound total return on Park’s common shares for the past five years was a positive 10.6%.  By comparison, the annual compound total returns for the past five years on the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index were a positive 6.0%, a positive 1.8% and a positive 3.1%, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Park's common shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2022, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2022	—	—	—	1,195,088

November 1 through November 30, 2022	—	—	—	1,195,088

December 1 through December 31, 2022	—	—	—	1,195,088

Total	—	—	—	1,195,088

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
•current and future economic and financial market conditions, either nationally or in the states in which Park and our subsidiaries do business, including the effects of higher unemployment rates, an acceleration in the pace of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the impact of the Russia-Ukraine conflict and associated sanctions and export controls), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic and recovery therefrom on our customers’ operations and financial condition, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
•factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the effect of monetary and other fiscal policies (including the impact of money supply, market interest rate policies and policies impacting inflation, of the Federal Reserve Board, the U.S. Treasury and other governmental agencies) as well as disruption in the liquidity and functioning of U.S. financial markets, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, deposits and other financial instruments, in addition to the loan demand and the performance of our loan portfolio, and the interest rate sensitivity of our consolidated balance sheet as well as reduce net interest margins;
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
•Park's ability to meet heightened supervisory requirements and expectations;
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
•a failure in or breach of Park's operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cybersecurity attacks;
•the impact on Park's business and operating results of any costs associated with obtaining rights in intellectual property claimed by others and of the adequacy of Park's intellectual property protection in general;
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
•our litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims, the costs and effects of unfavorable resolution of regulatory and other governmental examinations or other inquiries, and liabilities and business restrictions resulting from litigation and regulatory investigations;
•continued availability of earnings and excess capital sufficient for the lawful and prudent declaration of dividends;
•the impact on Park's business, personnel, facilities or systems of losses related to acts of fraud, scams and schemes of third parties;
•the impact of widespread natural and other disasters, pandemics, dislocations, regional or national protests and civil unrest (including any resulting branch closures or damages), military or terrorist activities or international hostilities (especially in light of the Russia-Ukraine conflict) on the economy and financial markets generally and on us or our counterparties specifically;
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

Non-U.S. GAAP Financial Measures

Park's management uses certain non-U.S. GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income.

Management has included in this Management's Discussion and Analysis of Financial Condition and Results of Operation, information relating to the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income for the years ended December 31, 2022 and December 31, 2021. For the purpose of calculating the return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income, in each case during the applicable period.

Management believes that the disclosure of the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided a reconciliation of average tangible equity to average shareholders' equity, average tangible assets to average assets, tangible equity to total shareholders' equity, tangible assets to total assets, and pre-tax, pre-provision net income to net income solely for the purpose of complying with SEC Regulation G and not as an indication that the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-provision net income are substitutes for the return on average equity, the return on average assets, the total shareholders' equity to total assets ratio, and net income, respectively, as determined in accordance with U.S. GAAP

FTE (fully taxable equivalent) Financial Measures

Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a corporate federal statutory tax rate of 21%. In the tables included within the "ANALYSIS OF EARNINGS - Net Interest Income" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided detail of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

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

OVERVIEW

COVID-19 Considerations

During 2022 and 2021, Park provided calamity pay and special bonuses to certain associates related to the COVID-19 pandemic. The cost of the calamity pay and special bonuses was $747,000, $2.1 million and $3.6 million, for the years ended December 31, 2022, 2021, and 2020, respectively, and is included within "Salaries" expense.

Paycheck Protection Program

During 2020 and 2021, Park approved and funded 7,701 loans totaling $764.7 million as part of the PPP. For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA, of which $3.0 million and $16.3 million were recognized within loan interest income during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the remaining balance of PPP loans was $4.2 million.

Loan Modifications

During the COVID-19 pandemic, Park worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the troubled debt restructuring ("TDR") classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans were considered current and continued to accrue interest during the deferral period. As of December 31, 2022, there were no loans which were still within the COVID-19 deferral period.

Financial Results by Segment

The following table reflects the net income (loss) by segment for the years ended December 31, 2022, 2021 and 2020. Park's segments include PNB and "All Other" which primarily consists of Park as the "Parent Company", GFSC and SEPH.

Table 1 - Net Income (Loss) by Segment
(In thousands)	2022	2021	2020
PNB	$143,243	$159,461	$123,730
All Other	5,108	(5,516)	4,193
Total Park	$148,351	$153,945	$127,923

Highlights from the years ended December 31, 2022 and 2021 included:

•Net income for the year ended December 31, 2022 of $148.4 million represented a $5.6 million, or 3.6%, decrease compared to $153.9 million for the year ended December 31, 2021.
•Pre-tax, pre-provision net income for the year ended December 31, 2022 of $185.0 million represented a $8.7 million, or 4.9%, increase compared to $176.3 million for the year ended December 31, 2021.
•During the year ended December 31, 2022, Park recorded interest income of $3.1 million related to PPP loans, compared to $18.0 million during the year ended December 31, 2021.
•Park recognized a $5.6 million gain on the sale of OREO, net, during the year ended December 31, 2022 related to former Vision Bank relationships. There was no gain on the sale of OREO, net, related to former Vision Bank relationships during the the year ended December 31, 2021.
•Park recognized a $12.0 million OREO valuation markup during the year ended December 31, 2022 related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. There was no OREO valuation markup related to former Vision Bank relationships during the the year ended December 31, 2021.
•During the year ended December 31, 2022, Park recorded income of $1.2 million as a result of an annual Visa incentive, compared to $1.1 million during the year ended December 31, 2021.
•During the year ended December 31, 2022, Park recognized expense of $3.2 million related to one-time bonuses compared to $2.5 million during the year ended December 31, 2021.

•During the year ended December 31, 2022, Park incurred expenses of $1.8 million, reflecting direct expenses related to the collection of payments on former Vision Bank loan relationships, compared to $1.4 million for the year ended December 31, 2021.
•During each of the years ended December 31, 2022 and 2021, Park contributed $4.0 million to its charitable foundation.
•PNB loan growth (excluding PPP loans) of 5.0% for the year ended December 31, 2022 compared to a decrease in loans (excluding PPP loans) of 0.6% for the year ended December 31, 2021.
•PNB total deposits, including off balance sheet deposits, decreased 4.5% for the year ended December 31, 2022 compared to an increase of 7.1% for the year ended December 31, 2021.
•Continued good credit quality with net loan charge-offs as a percentage of average loans of 0.03% for the year ended December 31, 2022, compared to net loan recoveries as a percentage of average loans of 0.05% for the year ended December 31, 2021.

Net income for both the year ended December 31, 2022 and the year ended December 31, 2021 included several items of income and expense that impact the comparability of period results. These items are detailed in the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding All Other.

The Park National Bank (PNB)

The table below reflects PNB's net income for the years ended December 31, 2022, 2021 and 2020.

Table 2 - PNB Summary Income Statement
(In thousands)	2022	2021	2020
Net interest income	$350,646	$328,398	$326,375
Provision for (recovery of) credit losses (1)	5,834	(8,554)	30,813
Other income	115,211	126,802	124,231
Other expense	283,670	266,678	268,938
Income before income taxes	$176,353	$197,076	$150,855
Income tax expense	33,110	37,615	27,125
Net income	$143,243	$159,461	$123,730
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses and the related provision for (recovery of) credit losses for all periods subsequent to the date of adoption were calculated utilizing this guidance.

Net interest income of $350.6 million for the year ended December 31, 2022 represented a $22.2 million, or 6.8%, increase compared to $328.4 million for the year ended December 31, 2021. The increase was a result of a $37.5 million increase in interest income, partially offset by a $15.3 million increase in interest expense.
The $37.5 million increase in interest income was primarily due to a $26.5 million increase in investment income and a $11.0 million increase in interest income on loans. The $26.5 million increase in investment income was primarily the result of a $254.1 million increase in average investments, including money market investments, from $2.00 billion for the year ended December 31, 2021 to $2.26 billion for the year ended December 31, 2022. The increase was also the result of an increase in the yield on investments, which increased 103 basis points to 2.56% for the year ended December 31, 2022, compared to 1.53% for the year ended December 31, 2021. The increase in interest income on loans was primarily the result of a $176.9 million increase in average loans, excluding PPP loans, from $6.75 billion for the year ended December 31, 2021 to $6.93 billion for the year ended December 31, 2022, as well as an increase in the yield on loans, excluding PPP loans, which increased 26 basis points to 4.57% for the year ended December 31, 2022, compared to 4.31% for the year ended December 31, 2021. These increases were partially offset by a $15.0 million decrease in interest and fee income from PPP loans, which was $3.1 million for the year ended December 31, 2022, compared to $18.0 million for the year ended December 31, 2021.
The $15.3 million increase in interest expense was primarily due to a $14.7 million increase in interest expense on deposits, as well as a $628,000 increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $108.2 million increase in average on-balance sheet interest bearing deposits from $5.25 billion for the year ended December 31, 2021, to $5.36 billion for the year ended December 31, 2022 as well as the result of an increase in the cost of deposits of 27 basis points, from 0.12% for the year ended December 31, 2021 to 0.39% for the year ended December 31, 2022. The increase in on-balance sheet interest bearing deposits was due an increase in transaction accounts, which was partially offset by decreases in both savings and time deposits. During the years ended December 31, 2022 and 2021, Park made the decision to continue its participation in a program to transfer deposits off-balance sheet, at the end of each quarter, in order to manage growth of the balance sheet.
The provision for credit losses of $5.8 million for the year ended December 31, 2022 represented a difference of $14.4 million, compared to a recovery of credit losses of $8.6 million for the year ended December 31, 2021. Refer to the “CREDIT METRICS AND PROVISION FOR (RECOVERY OF) CREDIT LOSSES" section for additional details regarding the level of the provision for (recovery of) credit losses recognized in each period presented above.
Other income of $115.2 million for the year ended December 31, 2022 represented a decrease of $11.6 million, or 9.1%, compared to $126.8 million for the year ended December 31, 2021. The $11.6 million decrease was primarily related to a $14.8 million decrease in other service income, which was primarily due to declines in fee income from mortgage loan originations and mortgage servicing rights, partially offset by increases in income from investor rate locks and mortgage loans held for sale. The decrease was also related to (i) a $1.7 million decrease in gain on equity securities, net; (ii) a $390,000 decrease in other miscellaneous income; and (iii) a $358,000 decrease in fiduciary income. These decreases were partially offset by increases of (i) $3.9 million in other components of net periodic benefit income; and (ii) $1.3 million in income from service charges on deposit accounts.
A summary of mortgage loan originations for each quarter of 2022 and 2021 and for the years ended December 31, 2022 and 2021 follows.

Table 3 - PNB Mortgage Loan Originations
(Dollars in thousands)	Q1 2022	Q2 2022	Q3 2022	Q4 2022	YTD 2022
Mortgage Loan Origination Volume
Sold	$69,053	$50,013	$27,025	$13,051	$159,142
Portfolio	53,498	63,104	90,551	56,134	263,287
Construction	32,928	34,044	34,026	19,796	120,794
Service released	4,660	4,580	2,537	2,961	14,738
Total mortgage loan originations	$160,139	$151,741	$154,139	$91,942	$557,961

Refinances as a % of Total Mortgage Loan Originations	41.7%	25.9%	24.0%	22.8%	29.4%

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	YTD 2021
Mortgage Loan Origination Volume
Sold	$191,116	$142,398	$123,757	$98,007	$555,278
Portfolio	82,613	74,670	66,718	60,685	284,686
Construction	28,987	37,266	28,486	24,816	119,555
Service released	1,266	2,204	4,537	5,795	13,802
Total mortgage loan originations	$303,982	$256,538	$223,498	$189,303	$973,321

Refinances as a % of Total Mortgage Loan Originations	71.1%	50.0%	44.8%	44.2%	54.2%
Total mortgage loan originations decreased $415.4 million, or 42.7%, to $558.0 million for the year ended December 31, 2022 compared to $973.3 million for the year ended December 31, 2021.

The table below reflects PNB's other expense for the years ended December 31, 2022 and 2021.

Table 4 - PNB Other Expense Information
(Dollars in thousands)	December 31, 2022	December 31, 2021	$ change	% change
Salaries	$129,378	$120,949	$8,429	7.0%
Employee benefits	40,066	40,895	(829)	(2.0)%
Occupancy expense	13,842	12,555	1,287	10.3%
Furniture and equipment expense	11,900	10,880	1,020	9.4%
Data processing fees	32,293	30,202	2,091	6.9%
Professional fees and services	23,774	19,980	3,794	19.0%
Marketing	5,304	6,072	(768)	(12.6)%
Insurance	5,397	5,621	(224)	(4.0)%
Communication	3,857	3,498	359	10.3%
State tax expense	4,327	3,821	506	13.2%
Amortization of intangible assets	1,487	1,798	(311)	(17.3)%
Foundation contributions	4,000	4,000	—	—%
Miscellaneous	8,045	6,407	1,638	25.6%
Total other expense	$283,670	$266,678	$16,992	6.4%

Total other expense of $283.7 million for the year ended December 31, 2022 represented an increase of $17.0 million, or 6.4%, compared to $266.7 million for the year ended December 31, 2021. The increase in salaries expense was primarily related to increases in base salary expense and vacation accrual expense. The decrease in employee benefits expense was primarily related to a decrease in group insurance expense, partially offset by increases in payroll tax expense and other employee benefits, including retirement benefit expense. The increase in occupancy expense was primarily related to an increase in rental lease expense, including an impairment charge related to a leased office location. The increase in furniture and equipment expense was primarily related to an increase in depreciation expense. The increase in data processing fees was primarily related to an increase in software data processing expense, partially offset by a decrease in debit card processing expense. The increase in professional fees and services expense was primarily due to increases in legal expense, other fees and recruiting fees. The decrease in marketing expense was due to a decrease in advertising expenses. The increase in miscellaneous expense was due to increased expense for the allowance for unfunded lines of credit and increased training and travel-related expenses, which were partially offset by a decrease in operating lease depreciation expense.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the years ended December 31, 2022 and 2021.

Table 5 - PNB Balance Sheet Information and Financial Ratios
(Dollars in thousands)	December 31, 2022	December 31, 2021	% change from 12/31/21
Loans	$7,141,362	$6,868,935	3.97%
Loans less PPP loans (1)	7,137,156	6,794,515	5.04%
Allowance for credit losses	85,370	83,111	2.72%
Net loans	7,055,992	6,785,824	3.98%
Investment securities	1,796,613	1,807,392	(0.60)%
Total assets	9,815,951	9,538,217	2.91%
Total deposits	8,534,320	8,157,720	4.62%
Average assets (2)	10,011,932	9,814,766	2.01%
Efficiency ratio (3)	60.43%	58.21%	3.81%
Return on average assets	1.43%	1.62%	(11.73)%
(1) Excludes $4.2 million and $74.4 million of PPP loans at December 31, 2022 and December 31, 2021.
(2) Average assets for the years ended December 31, 2022 and 2021.
(3) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $3.5 million for the year ended December 31, 2022 and $2.9 million for the year ended December 31, 2021.

Loans outstanding at December 31, 2022 were $7.14 billion, compared to $6.87 billion at December 31, 2021, an increase of $272.4 million, and compared to $7.10 billion at September 30, 2022, an increase of $38.9 million. Excluding $4.2 million, $5.7 million and $74.4 million of PPP loans at December 31, 2022, September 30, 2022 and December 31, 2021, respectively, loans outstanding were $7.14 billion at December 31, 2022, compared to $6.79 billion at December 31, 2021, an increase of $342.6 million, and compared to $7.10 billion at September 30, 2022, an increase of $40.4 million. The table below breaks out the change in loans outstanding, by loan type.

Table 6 - PNB Loan Information
(In thousands)	December 31, 2022	September 30, 2022	December 31, 2021	$ change from 9/30/22	% change from 9/30/22	$ change from 12/31/21	% change from 12/31/21
Home equity	$167,232	$167,072	$165,691	$160	0.1%	$1,541	0.9%
Installment	1,921,059	1,948,819	1,685,687	(27,760)	(1.4)%	235,372	14.0%
Real estate	1,195,037	1,171,079	1,142,991	23,958	2.0%	52,046	4.6%
Commercial (excluding PPP loans) (1)	3,850,477	3,807,976	3,797,673	42,501	1.1%	52,804	1.4%
PPP loans	4,206	5,715	74,420	(1,509)	(26.4)%	(70,214)	(94.3)%
Other	3,351	1,842	2,473	1,509	81.9%	878	35.5%
Total loans	$7,141,362	$7,102,503	$6,868,935	$38,859	0.5%	$272,427	4.0%
Total loans (excluding PPP loans) (1)	$7,137,156	$7,096,788	$6,794,515	$40,368	0.6%	$342,641	5.0%
(1) Excludes $4.2 million of PPP loans at December 31, 2022, $5.7 million of PPP loans at September 30, 2022, and $74.4 million of PPP loans at December 31, 2021.

PNB's allowance for credit losses increased by $2.3 million, or 2.7%, to $85.4 million at December 31, 2022, compared to $83.1 million at December 31, 2021. Net charge-offs were $3.6 million, or 0.05% of total average loans, for the year ended December 31 2022 and net recoveries were $640,000, or 0.01% of total average loans, for the year ended December 31, 2021. Refer to the “CREDIT METRICS AND PROVISION FOR (RECOVERY OF) CREDIT LOSSES" section for additional information regarding PNB's loan portfolio and the level of provision for credit losses recognized in each period presented.

Total deposits at December 31, 2022 were $8.53 billion, compared to $8.16 billion at December 31, 2021, an increase of $376.6 million, or 4.6%. Total deposits at December 31, 2022 were $8.53 billion, compared to $8.61 billion at September 30, 2022, a decrease of $72.0 million, or 0.8%. During the years ended December 31, 2022 and 2021, Park made the decision to continue participation in two programs to transfer deposits off-balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At December 31, 2022, September 30, 2022 and December 31, 2021, Park had $195.9 million, $766.2 million, and $983.1 million, respectively, in deposits which were off-balance sheet. Total deposits would have decreased $410.5 million, or 4.5%, compared to December 31, 2021 had the $195.9 million and $983.1 million in deposits remained on the balance sheet at the respective dates. Total deposits would have decreased $642.2 million, or 6.9%, compared to September 30, 2022 had the $195.9 million and $766.2 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

Table 7 - PNB Deposit Information
(Dollars in thousands)	December 31, 2022	September 30, 2022	December 31, 2021	$ change from 9/30/22	% change from 9/30/22	$ change from 12/31/21	% change from 12/31/21
Non-interest bearing deposits	$3,374,269	$3,435,307	$3,320,413	$(61,038)	(1.8)%	$53,856	1.6%
Transaction accounts	1,988,106	1,989,340	1,502,876	(1,234)	(0.1)%	485,230	32.3%
Savings	2,617,500	2,568,404	2,622,771	49,096	1.9%	(5,271)	(0.2)%
Certificates of deposit	554,445	613,222	711,660	(58,777)	(9.6)%	(157,215)	(22.1)%
Total deposits	$8,534,320	$8,606,273	$8,157,720	$(71,953)	(0.8)%	$376,600	4.6%
Off balance sheet deposits	195,937	766,184	983,053	(570,247)	(74.4)%	(787,116)	(80.1)%
Total deposits including off balance sheet deposits	$8,730,257	$9,372,457	$9,140,773	$(642,200)	(6.9)%	$(410,516)	(4.5)%

All Other

The table below summarizes the All Other net income (loss) for the years ended December 31, 2022, 2021, and 2020.

Table 8 - All Other Income Statement
(In thousands)	2022	2021	2020
Net interest (expense) income	$(3,587)	$1,495	$1,255
Recovery of credit losses (1)	(1,277)	(3,362)	(18,759)
Other income	20,724	3,142	1,433
Other expense	14,308	16,840	17,657
Net income (loss) before income tax benefit	$4,106	$(8,841)	$3,790
Income tax benefit	(1,002)	(3,325)	(403)
Net income (loss)	$5,108	$(5,516)	$4,193
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses and the related recovery of credit losses for all periods subsequent to the date of adoption were calculated utilizing this guidance.

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which was eliminated in the consolidated Park National Corporation totals, as well as interest income on GFSC loans and SEPH impaired loan relationships. The net interest (expense) income for All Other also included interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park in August 2020 (the "Park Subordinated Notes").

Net interest (expense) income reflected net interest expense of $3.6 million for the year ended December 31, 2022, compared to net interest income of $1.5 million for the year ended December 31, 2021. The change was largely the result of a decrease of $4.2 million in loan interest income related to payment collections at SEPH and a decrease of $929,000 in net interest income from GFSC, partially offset by a decrease in interest expense on borrowings of $58,000 mainly related to the Park Subordinated Notes.

Refer to the “CREDIT METRICS AND PROVISION FOR (RECOVERY OF) CREDIT LOSSES" section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other income of $20.7 million for the year ended December 31, 2022, compared to $3.1 million for the year ended December 31, 2021. The change was largely due to (i) a $12.0 million increase in income from an OREO valuation markup; (ii) a $5.6 million increase in gain on the sale of OREO, net; (iii) a $749,000 increase in income from bank owned life insurance, mainly related to a death benefit payout; and (iv) a $304,000 increase in gain on equity securities carried at fair value or modified cost, which went from a $361,000 gain for the year ended December 31, 2021 to a $665,000 gain for the year ended December 31, 2022. The foregoing increases were partially offset by a $594,000 decrease in income due to an OREO devaluation and a $634,000 decrease in income related to partnership investments, which went from a $857,000 gain for the year ended December 31, 2021 to a $223,000 gain for the year ended December 31, 2022.

All Other had other expense of $14.3 million for the year ended December 31, 2022, compared to $16.8 million for the year ended December 31, 2021. The decrease was largely due to (i) a $715,000 decrease in salaries expense, (ii) a $460,000 decrease in occupancy expense, (iii) a $408,000 decrease in professional fees and services, (iv) a $284,000 decrease in employee benefits expense and (v) a $280,000 decrease in other insurance expense.

The table below provides certain balance sheet information for All Other as of or for the years ended December 31, 2022 and 2021.

Table 9 - All Other Balance Sheet Information
(Dollars in thousands)	December 31, 2022	December 31, 2021	% change from 12/31/21
Loans	$529	$2,187	(75.81)%
Allowance for credit losses	9	86	(89.53)%
Net loans	520	2,101	(75.25)%
Total assets	39,042	22,037	77.17%
Average assets (1)	32,276	32,692	(1.27)%
(1) Average assets for the years ended December 31, 2022 and 2021, respectively.

Park National Corporation

The table below summarizes Park's net income for the years ended December 31, 2022, 2021, and 2020.

Table 10 - Park Summary Income Statement
(In thousands)	2022	2021	2020
Net interest income	$347,059	$329,893	$327,630
Provision for (recovery of) credit losses (1)	4,557	(11,916)	12,054
Other income	135,935	129,944	125,664
Other expense	297,978	283,518	286,595
Income before income taxes	$180,459	$188,235	$154,645
Income tax expense	32,108	34,290	26,722
Net income	$148,351	$153,945	$127,923
(1) Park adopted ASU 2016-13 effective January 1, 2021. The allowance for credit losses and the related provision for (recovery of) credit losses for all periods subsequent to the date of adoption were calculated utilizing this guidance.

DIVIDENDS ON COMMON SHARES

Cash dividends declared on Park's common shares were $4.66 in 2022, $4.52 in 2021 and $4.28 in 2020. The quarterly cash dividend on Park's common shares was $1.04 per share for the first, second and third quarter of 2022, and $1.54 per share for the fourth quarter of 2022. The fourth quarter of 2022 included a one-time special cash dividend of $0.50 per share. This was the fifth year in a row that Park has declared a special cash dividend ($0.50 in 2022, $0.20 twice in 2021, $0.20 in both 2020 and 2019, and $0.25 in 2018), which began in 2018 when the corporate federal income tax rate was reduced from 35% to 21% and has continued each year that the tax rates have remained at the lower level. The quarterly cash dividend on Park's common shares was $1.23 per share for the first quarter of 2021, $1.03 per share for the second and third quarter of 2021, and $1.23 per share for the fourth quarter of 2021. The first and fourth quarters of 2021 included a one-time special cash dividend of $0.20 per share. The quarterly cash dividend on Park's common shares was $1.22 per share for the first quarter of 2020, and $1.02 per share for the second, third, and fourth quarter of 2020. The first quarter of 2020 included a one-time special cash dividend of

$0.20 per share. Please see the discussion of limitations on Park's ability to pay dividends in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies used in the development and presentation of Park’s consolidated financial statements are listed in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."  The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates.

The COVID-19 pandemic and subsequent economic uncertainty have caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. Additionally, geopolitical conflict (including the conflict in Ukraine) and inflationary pressures have added uncertainty to the overall economic environment. The effects of the COVID-19 pandemic, geopolitical conflict, and inflationary pressures may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, and pension plan obligations and related expenses.

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

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) the military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated resulting in a disruption in oil supply, exports of goods and food, and increased inflation; (2) supply chain issues erode, with increased shortages of many goods, also boosting inflation; (3) inflation remains elevated, which leads to a recession and increased unemployment; (4) the Federal Reserve Board continues to increase interest rates, at a higher degree than the baseline scenario, to combat high inflation affecting consumer spending as well as causing businesses to have higher costs associated with obtaining capital, therefore slowing down growth; and (5) new cases, hospitalizations and deaths from COVID-19 start to rise significantly again, slowing growth in spending on air travel, retail and hotels. The adverse scenario forecasts Ohio unemployment for the next twelve months to range from 6.4% to 8.5%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $27.5 million as of December 31, 2022 if only the adverse scenario was used. Excluding consideration of general reserve adjustments, a corresponding $27.5 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the “CREDIT METRICS AND PROVISION FOR (RECOVERY OF) CREDIT LOSSES” section within this "ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of December 31, 2022, relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

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

The most significant of these assumptions are the discount rate and the expected return on assets. The discount rate utilized for the December 31, 2022 calculation was 5.32% and the expected return on plan assets was 6.92%. Presented below is the estimated impact on Park's projected benefit obligation ("PBO") and 2023 pension expense assuming changes in the significant assumptions.

Table 11-Pension Sensitivity
	Discount Rate		Expected Return on Plan Assets
(In thousands)	- 25 BPS	+25 BPS	- 50 BPS	+50 BPS
Change in PBO	$3,270	$(3,110)	N.A.	N.A.
Change in Pension Expense	70	(70)	$1,020	$(1,020)

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

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions.  At December 31, 2022, Park operated 96 financial service offices (including those of PNB and Scope Leasing, Inc. ("Scope Aircraft Finance")) and a network of 115 automated teller machines in 26 Ohio counties, four North Carolina counties, four South Carolina counties and one Kentucky county. SEPH and Guardian each operated one administrative office, located in Newark, Ohio.

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government entities.  These deposits consist of non-interest bearing and interest bearing deposits.

Average total deposits were $8,450 million in 2022, compared to $8,187 million in 2021 and $7,633 million in 2020. The table below provides a summary of deposit balances as of December 31, 2022 and 2021, along with the change over the past year.

Table 12 - Year-End Deposits
December 31 (In thousands)	2022	2021	Change
Non-interest bearing checking	$3,074,276	$3,066,419	$7,857
Interest bearing transaction accounts	1,988,106	1,502,876	485,230
Savings	2,616,563	2,622,108	(5,545)
Time deposits	554,445	711,660	(157,215)
Other	1,325	1,465	(140)
Total	$8,234,715	$7,904,528	$330,187
Off balance sheet deposits	195,937	983,053	(787,116)
Total deposits including off balance sheet deposits	$8,430,652	$8,887,581	$(456,929)

During the years ended December 31, 2022 and 2021, Park made the decision to participate in two programs in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At December 31, 2022 and December 31, 2021, Park had $195.9 million and $983.1 million, respectively, in off balance sheet deposits. Total deposits would have decreased $456.9 million, or 5.1%, compared to December 31, 2021 had the $195.9 million and $983.1 million in deposits remained on the balance sheet.

The average interest rate paid on interest bearing deposits was 0.39% in 2022, compared to 0.12% in 2021 and 0.41% in 2020. The average cost of interest bearing deposits for each quarter of 2022 was 0.81% for the fourth quarter, 0.46% for the third quarter, 0.16% for the second quarter and 0.08% for the first quarter.

As of December 31, 2022 and 2021, approximately $2.4 billion and $1.7 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts, those in excess of the $250,000 FDIC insurance limit, are estimates based on the methodologies used for the Corporation's regulatory reporting requirements.

The following table provides a summary of the portion of the Corporation's time deposits, by account, that are in excess of the FDIC insurance limit of $250,000, by remaining time until maturity, as of December 31, 2022:

Table 13 - Maturities of Time Deposits in Excess of FDIC Insurance Limit
December 31 (In thousands)	2022
3 months or less	$3,849
Over 3 months through 6 months	7,898
Over 6 months through 12 months	12,255
Over 12 months	20,027
Total	$44,029

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, Federal Funds purchased and other borrowings.  These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk.  The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments.  The average rate paid on short-term borrowings was 0.67% in 2022, compared to 0.27% in 2021 and 0.40% in 2020. The year-end balance for short-term borrowings was $227 million at December 31, 2022, compared to $239 million at December 31, 2021 and $342 million at December 31, 2020.

Long-Term Debt: Long-term debt primarily consists of borrowings from the Federal Home Loan Bank. In addition, Park had a term note with another financial institution which was paid off on August 2, 2021. The average balance of long-term debt and the average cost of long-term debt include the subordinated notes discussed in the following section. In 2022, the average balance of long-term debt was $188 million, compared to $206 million in 2021 and $216 million in 2020. The average interest rate paid on long-term debt was 4.69% in 2022, compared to 4.32% in 2021 and 3.55% in 2020. Average total debt (long-term and short-term) was $396 million in 2022, compared to $493 million in 2021 and $495 million in 2020. Average total debt decreased by $97.4 million, or 19.8%, in 2022 compared to 2021, and decreased by $2 million, or 0.3%, in 2021 compared to 2020. Average long-term debt was 48% of average total debt in 2022, compared to 42% of average total debt in 2021 and 44% of average total debt in 2020.

Subordinated Notes: Park assumed, with the 2007 acquisition of Vision's parent holding company, $15.5 million of floating rate junior subordinated notes.  The $15.5 million of junior subordinated notes were purchased by Vision Bancshares Trust I ("Trust I") following the issuance of Trust I's $15.0 million of floating rate preferred securities. The interest rate on these junior subordinated notes adjusts every quarter at 148 basis points above the three-month LIBOR interest rate.  The maturity date for the junior subordinated notes is December 30, 2035 and since December 30, 2010, Park has had the right to prepay the junior subordinated notes, without penalty.  These junior subordinated notes qualify as Tier 1 capital under current Federal Reserve Board guidelines.

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

See "Note 18 - Subordinated Notes" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information about the Subordinated Notes.

Shareholders' Equity: The ratio of total shareholders' equity to total assets was 10.85% at December 31, 2022, compared to 11.62% at December 31, 2021 and 11.21% at December 31, 2020. The ratio of tangible shareholders’ equity [shareholders' equity ($1,069.2 million) less goodwill ($159.6 million) and other intangible assets ($6.0 million)] to tangible assets [total assets ($9,855.0 million) less goodwill ($159.6 million) and other intangible assets ($6.0 million)] was 9.33% at December 31, 2022, compared to 10.05% at December 31, 2021 and 9.57% at December 31, 2020.

In accordance with U.S. GAAP, Park reflects any unrealized holding gain or loss on AFS debt securities, any unrealized net holding gain or loss on cash flow hedging derivatives and any change in the funded status of Park's Pension Plan, in each case, net of income taxes, as accumulated other comprehensive (loss) income which is part of Park’s shareholders’ equity.

The unrealized net holding loss, net of income taxes, on AFS debt securities was $95.7 million at year-end 2022, compared to an unrealized net holding gain, net of income taxes, of $21.2 million at year-end 2021 and of $40.7 million at year-end 2020.

The unrealized net holding loss, net of income taxes, on cash flow hedging derivatives was zero at year-end 2022, compared to $206,000 at year-end 2021 and $698,000 at year-end 2020.

In accordance with U.S. GAAP, Park adjusts accumulated other comprehensive (loss) income to recognize the net actuarial gain or loss and prior service cost or credit reflected in the funding status of Park’s pension plan.  See "Note 21 - Benefit Plans" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for information on the accounting for Park’s pension plan. Pertaining to the funding status of the pension plan, Park recognized net other comprehensive loss of $888,000 in 2022, compared to net other comprehensive income of $28.6 million in 2021, and net other comprehensive loss of $7.7 million in 2020.

The net other comprehensive loss in 2022 was largely due to $1.9 million in prior service cost, as a result of plan amendments, partially offset by a $784,000 net actuarial gain. The $784,000 net actuarial gain was due to lower than expected investment returns on pension plan assets which were more than offset by a decrease in benefit obligations due to assumption changes. The net other comprehensive gain in 2021 was due to greater than expected investment returns on pension plan assets as well as a net decrease in the benefit obligation due to assumption changes. The net other comprehensive loss in 2020 was due to changes in actuarial assumptions which were partially offset by increased investment returns on pension plan assets.

At year-end 2022, the balance in accumulated other comprehensive loss pertaining to the pension plan was an unrealized loss of $6.7 million, compared to $5.8 million at December 31, 2021 and $34.4 million at December 31, 2020.

INVESTMENT OF FUNDS

Loans:  Average loans were $6,956 million in 2022, compared to $7,015 million in 2021 and $6,990 million in 2020. The average yield on average loan balances was 4.65% in 2022, compared to 4.53% in 2021 and 4.71% in 2020. Approximately 42% of Park’s loan balances mature or reprice within one year (see Table 38).  The average yield on average loan balances for each quarter of 2022 was 5.00% for the fourth quarter, 4.72% for the third quarter, 4.57% for the second quarter and 4.31% for the first quarter.

Loan interest income for 2022, 2021, and 2020 included $3.7 million, $8.0 million and $453,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $1.8 million, $3.3 million and $4.4 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2022, 2021 and 2020 included interest and fee income related to PPP loans of $3.1 million, $18.0 million and $16.7 million, respectively. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 4.55%, 4.27% and 4.63%, for the years ended December 31, 2022, 2021, and 2020. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 4.94% for the fourth quarter of 2022, 4.64% for the third quarter of 2022, 4.36% for the second quarter of 2022, and 4.22% for the first quarter of 2022.

At December 31, 2022, loan balances were $7,142 million, compared to $6,871 million at year-end 2021, an increase of $271 million, or 3.9%. Excluding $4.2 million and $74.4 million of PPP loans at December 31, 2022 and 2021, respectively, loans outstanding at December 31, 2022 were $7,138 million, compared to $6,797 million, an increase of $341 million, or 5.0%. At December 31, 2021, loan balances were $6,871 million, compared to $7,178 million at year-end 2020, a decrease of $307 million, or 4.3%. Excluding $74.4 million and $331.6 million of PPP loans at December 31, 2021 and 2020, respectively, loans outstanding at December 31, 2021 were $6,797 million, a decrease of $49 million, or 0.7%, compared to $6,846 million at December 31, 2020.

The table below reports year-end loan balances by type of loan for the past three years.

Table 14 - Loans by Type
December 31 (In thousands)	2022	2021	2020
Commercial, financial and agricultural	$1,300,933	$1,298,626	$1,588,989
Construction real estate	325,415	321,786	343,421
Residential real estate	1,796,871	1,738,707	1,813,044
Commercial real estate	1,794,054	1,801,792	1,748,189
Consumer	1,904,981	1,689,679	1,659,704
Leases	19,637	20,532	24,438
Total loans	$7,141,891	$6,871,122	$7,177,785
PPP loans (1)	4,206	74,420	331,571
Total loans less PPP loans	$7,137,685	$6,796,702	$6,846,214
(1) PPP loans are included in Commercial, financial and agricultural above.

On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans decreased by $1.8 million, or 0.1%, in 2022. The decrease in 2022 was due to a decrease in commercial real estate loans of $7.7 million, which were partially offset by an increase in commercial, financial and agricultural loans of $2.3 million and an increase in construction real estate loans of $3.6 million. On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans decreased by $258 million, or 7.0%, in 2021. The decrease in 2021 was due to a decrease in commercial, financial and agricultural loans of $290.4 million and a decrease in construction real estate loans of $21.6 million, which were partially offset by an increase in commercial real estate loans of

$53.6 million. Included within commercial, financial and agricultural loans were $4.2 million, $74.4 million and $331.6 million of PPP loans. Excluding $4.2 million, $74.4 million and $331.6 million of PPP loans at December 31, 2022, 2021 and 2020, respectively, commercial, financial and agricultural loans increased $72.5 million, or 5.9%, in 2022 and decreased $33 million, or 2.6% in 2021.

Consumer loans increased by $215.3 million, or 12.7%, in 2022 and increased $30.0 million, or 1.8%, in 2021. The increase in consumer loans in each of 2022 and 2021 was primarily due to an increase in automobile lending in Ohio.

Residential real estate loans increased by $58.2 million, or 3.3%, in 2022 and decreased by $74.3 million, or 4.1%, in 2021. The increase in 2022 was due to an increase in mortgage loans secured by residential real estate of $41.8 million, an increase in commercial loans secured by residential real estate of $16.4 million, and an increase in home equity loans secured by residential real estate of $1.5 million, partially offset by a decrease in installment loans secured by residential real estate of $1.6 million.

Leases decreased by $895,000 to $19.6 million in 2022, and decreased $3.9 million to $20.5 million in 2021.

The table below summarizes the distribution of maturities for loan segments as of December 31, 2022:

Table 15 - Loan Maturity Distribution
	One Year or Less (1)	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total
December 31, 2022
(In thousands)
Commercial, financial and agricultural	$304,912	$751,751	$146,815	$97,455	$1,300,933
Construction real estate	69,194	66,946	85,953	103,322	325,415
Residential real estate	49,832	180,006	809,857	757,176	1,796,871
Commercial real estate	56,331	355,898	729,526	652,299	1,794,054
Consumer	27,506	777,683	1,079,682	20,110	1,904,981
Leases	3,103	15,596	938	—	19,637
Total loans and leases	$510,878	$2,147,880	$2,852,771	$1,630,362	$7,141,891
(1) Nonaccrual loans of $79.7 million are included within the one year or less classification above.

The table below summarizes the composition of the loan portfolio by fixed and adjustable rate as of December 31, 2022 that are contractually due after December 31, 2023:

Table 16 - Amounts Due After One Year
(In thousands)	Fixed	Adjustable	Total
Commercial, financial and agricultural	$458,364	$537,657	$996,021
Construction real estate	53,741	202,480	256,221
Residential real estate	647,283	1,099,756	1,747,039
Commercial real estate	474,398	1,263,325	1,737,723
Consumer	1,873,290	4,185	1,877,475
Leases	16,534	—	16,534
Total loans and leases	$3,523,610	$3,107,403	$6,631,013

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

AFS debt securities are carried on the books at their estimated fair value with the unrealized holding gain or loss, net of income taxes, accounted for as accumulated other comprehensive (loss) income. The debt securities that are classified as AFS are free to be sold in future periods in carrying out Park’s investment strategies.

Beginning in 2021, Park began investing in the AAA and AA rated tranches of Collateralized Loan Obligations ("CLOs"). CLOs had a fair value as of December 31, 2022 of $516.5 million. Management closely monitors the credit status of these securities. At December 31, 2022 the market value over collateralization was greater than 119% for each CLO. The market value over collateralization is a measure of the overall CLO instrument and does not take into account tranche position, and our AAA or AA rated tranche is supported by subordinate tranches.

Average taxable debt investment securities were $1,475 million in 2022, compared to $1,060 million in 2021 and $858 million in 2020. The average yield on taxable debt investment securities was 2.44% in 2022, compared to 1.84% in 2021 and 2.31% in 2020. Average tax-exempt debt investment securities were $405 million in 2022, compared to $288 million in 2021 and $289 million in 2020. The average tax-equivalent yield on tax-exempt debt investment securities was 3.43% in 2022, compared to 3.65% in 2021 and 3.69% in 2020.

Total debt securities (at amortized cost) were $1,855 million at December 31, 2022, compared to $1,727 million at December 31, 2021 and compared to $1,008 million at December 31, 2020. Management purchased debt securities totaling $317 million in 2022, $954 million in 2021 and $354 million in 2020. Proceeds from repayments, redemptions and maturities of debt securities were $186 million in 2022, compared to $232 million in 2021 and $224 million in 2020.

There were no sales of AFS debt securities in 2022 or 2021. During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million.

For the years ended December 31, 2022, 2021, and 2020, the average tax-equivalent yield on the total investment portfolio was 2.66%, 2.22% and 2.66%, respectively.  The weighted average remaining maturity of the total investment portfolio was 5.0 years at December 31, 2022, 4.8 years at December 31, 2021 and 3.5 years at December 31, 2020. Obligations of U.S. Government sponsored entities and U.S. Government sponsored entities' asset-backed securities were approximately 43.6% of the total investment portfolio at year-end 2022, 47.1% of the total investment portfolio at year-end 2021 and 66.9% of the total investment portfolio at year-end 2020.

Other investment securities (as shown on Park's Consolidated Balance Sheets) consist of restricted stock investments in the FHLB and the FRB and equity securities which include equity investments in limited partnerships which provide mezzanine funding.  Total other investment securities were $87 million at December 31, 2022, compared to $61 million at December 31, 2021 and $65 million at December 31, 2020. Management purchased equity securities totaling $3.6 million in 2020. There were no equity security purchases in 2022 or 2021. There were no FRB stock purchases in 2022, 2021 or 2020. Proceeds from the redemption/repurchase of FHLB stock were $2.2 million in 2022, compared to $8.7 million in 2021 and $8.0 million in 2020.

"Gain on equity securities, net" on Park's Consolidated Statements of Income were $3.0 million, $5.0 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. These gains on equity securities were made up of gains (losses) on equity investments carried at fair value as well as gains on equity investments carried at NAV.

For the years ended December 31, 2022, 2021 and 2020, $601,000, $552,000 and $(239,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

For the years ended December 31, 2022, 2021 and 2020, $2.4 million, $4.5 million and $2.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

The average maturity of the investment portfolio would lengthen if long-term interest rates were to increase as principal repayments from mortgage-backed securities and CMOs would decrease and callable securities would price to their maturity dates.  At year-end 2022, management estimated that the average maturity of the investment portfolio would lengthen to 5.1 years with a 100 basis point increase in long-term interest rates and would lengthen to 5.7 years with a 200 basis point increase in long-term interest rates. Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates were to decrease as the principal repayments from mortgage-backed securities and CMOs would increase and callable securities would price to their call dates. At year-end 2022, management estimated that the average maturity of the investment portfolio would decrease to 4.6 years with a 100 basis point decrease in long-term interest rates and to 4.4 years with a 200 basis point decrease in long-term interest rates.

The table below sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2022, 2021 and 2020:

Table 17 - Investment Securities
December 31 (In thousands)	2022	2021	2020
Obligations of U.S. Government sponsored entities	$37,213	$—	$—
Obligations of states and political subdivisions	406,711	389,591	305,218
U.S. Government sponsored entities' asset-backed securities	756,761	854,463	752,109
Collateralized loan obligations	516,539	498,674	—
Corporate debt securities	16,472	11,412	2,014
FHLB stock	11,197	13,413	22,090
FRB stock	14,653	14,653	14,653
Equities	61,241	33,202	28,722
Total	$1,820,787	$1,815,408	$1,124,806
Investments by category as a percentage of total investment securities
Obligations of U.S. Government sponsored entities	2.0%	—%	—%
Obligations of states and political subdivisions	22.3%	21.5%	27.1%
U.S. Government sponsored entities' asset-backed securities	41.6%	47.1%	66.9%
Collateralized loan obligations	28.4%	27.5%	—%
Corporate debt securities	0.9%	0.6%	0.2%
FHLB stock	0.6%	0.7%	2.0%
FRB stock	0.8%	0.8%	1.2%
Equities	3.4%	1.8%	2.6%
Total	100.0%	100.0%	100.0%

The carrying value of investments in debt securities at December 31, 2022, is shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Table 18 - Investment Maturity Distribution
	Over One Through Five Years	Over Five Through Ten Years	Over Ten Years	Total
December 31, 2022
(In thousands)
Corporate debt securities	$—	$16,472	$—	$16,472
Obligations of U.S. Government sponsored entities	37,213	—	—	37,213
Obligations of states and political subdivisions	2,278	271,658	132,775	406,711
Total	$39,491	$288,130	$132,775	$460,396

U.S. Government sponsored entities' asset-backed securities				$756,761
Collateralized loan obligations				516,539

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

Table 19 - Distribution of Assets, Liabilities and Shareholders' Equity
December 31,	2022			2021			2020
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
ASSETS

Loans (1)(2)	$6,955,674	$323,734	4.65%	$7,014,517	$317,912	4.53%	$6,990,458	$329,350	4.71%
Taxable investment securities	1,474,659	36,047	2.44%	1,059,809	19,458	1.84%	857,752	19,818	2.31%
Tax-exempt investment securities (3)	404,788	13,878	3.43%	288,300	10,514	3.65%	289,366	10,679	3.69%
Money market instruments	392,256	8,129	2.07%	665,714	880	0.13%	280,952	739	0.26%
Total interest earning assets	9,227,377	381,788	4.14%	9,028,340	348,764	3.86%	8,418,528	360,586	4.28%
Non-interest earning assets:
Allowance for credit losses	(81,736)			(87,233)			(71,221)
Cash and due from banks	157,295			139,678			127,214
Premises and equipment, net	86,322			89,758			81,357
Other assets	654,950			676,915			685,755
TOTAL	$10,044,208			$9,847,458			$9,241,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Transaction accounts	$1,932,752	$6,880	0.36%	$1,550,138	$357	0.02%	$1,687,417	$3,582	0.21%
Savings deposits	2,771,016	10,766	0.39%	2,924,504	1,238	0.04%	2,556,475	5,560	0.22%
Time deposits	653,041	3,314	0.51%	774,825	4,711	0.61%	994,255	12,186	1.23%
Total interest bearing deposits	5,356,809	20,960	0.39%	5,249,467	6,306	0.12%	5,238,147	21,328	0.41%
Federal funds purchased	68	1	0.95%	68	—	0.10%	1,872	2	0.12%
Repurchase agreements	199,813	1,134	0.57%	261,967	95	0.04%	250,265	472	0.19%
Short-term borrowings	7,195	260	3.62%	25,025	672	2.69%	26,750	636	2.38%
Long-term debt (4)	188,439	8,833	4.69%	205,883	8,887	4.32%	215,645	7,652	3.55%
Total interest bearing liabilities	5,752,324	31,188	0.54%	5,742,410	15,960	0.28%	5,732,679	30,090	0.52%

Table 19 - Distribution of Assets, Liabilities and Shareholders' Equity-continued
December 31,	2022			2021			2020
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
Non-interest bearing liabilities:
Demand deposits	3,093,019			2,937,035			2,394,717
Other	121,986			102,553			105,135
Total non-interest bearing liabilities	3,215,005			3,039,588			2,499,852
Shareholders' equity	1,076,879			1,065,460			1,009,102
TOTAL	$10,044,208			$9,847,458			$9,241,633
Tax equivalent net interest income		$350,600			$332,804			$330,496
Net interest spread			3.60%			3.58%			3.76%
Net yield on interest earning assets (net interest margin)			3.80%			3.69%			3.93%
(1)Loan income includes net loan-related fee (expense) income, purchase accounting accretion and origination expense in the aggregate amount of $(5.5) million in 2022, $11.1 million in 2021 and $12.9 million in 2020.  Loan income also includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2022, 2021 and 2020. The taxable equivalent adjustments were $627,000 in 2022, $704,000 in 2021 and $623,000 in 2020.
(2)For the purpose of the computation for loans, nonaccrual loans are included in the daily average loans outstanding.
(3)Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2022, 2021 and 2020. The taxable equivalent adjustments were $2.9 million in 2022, $2.2 million in 2021 and $2.2 million in 2020.
(4)Includes subordinated notes.

Average interest earning assets for 2022 increased by $199 million, or 2.2% to $9,227 million, compared to $9,028 million for 2021. Average interest earning assets for 2021 increased by $610 million, or 7.2%, to $9,028 million, compared to $8,419 million for 2020. The average yield on interest earning assets increased by 28 basis points to 4.14% for 2022, compared to 3.86% for 2021, and was 4.28% for 2020.

Interest income for 2022, 2021, and 2020 included $3.7 million, $8.0 million and $453,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB as well as $1.8 million, $3.3 million and $4.4 million of purchase accounting accretion for 2022, 2021 and 2020, respectively. Interest income for 2022, 2021 and 2020 included $3.1 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 4.55%, 4.27% and 4.63%, for the years ended December 31, 2022, 2021 and 2020, respectively, the average yield on earning assets was 4.06%, 3.64% and 4.20%, for the years ended December 31, 2022, 2021 and 2020, respectively, and the net interest margin was 3.72%, 3.46% and 3.82%, for the years ended December 31, 2022, 2021 and 2020, respectively.

Average interest bearing liabilities for 2022 increased by $10 million, or 0.2%, to $5,752 million, compared to $5,742 million for 2021. Average interest bearing liabilities for 2021 increased by $10 million, or 0.2%, to $5,742 million, compared to $5,733 million for 2020. The average cost of interest bearing liabilities increased by 26 basis points to 0.54% for 2022, compared to 0.28% for 2021, and was 0.52% for 2020.

The table below shows for the years ended December 31, 2022, 2021, and 2020, the average balance and tax equivalent yield by type of loan.

Table 20 - Average Loans and Tax Equivalent Yield
Year Ended December 31,	2022		2021		2020
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$163,388	5.03%	$168,708	3.71%	$205,492	4.04%
Installment loans	1,818,778	4.74%	1,688,966	4.80%	1,548,059	5.17%
Real estate loans	1,145,989	3.81%	1,176,885	3.73%	1,268,181	4.11%
Commercial loans (1)	3,823,481	4.85%	3,977,165	4.69%	3,964,853	4.75%
Other	4,038	8.47%	2,793	12.07%	3,873	10.71%
Total loans and leases before allowance for credit losses	$6,955,674	4.65%	$7,014,517	4.53%	$6,990,458	4.71%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2022, 2021 and 2020. The taxable equivalent adjustments were $627,000 in 2022, $704,000 in 2021 and $623,000 in 2020.

Loan interest income for 2022, 2021, and 2020 included $3.7 million, $8.0 million and $453,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $1.8 million, $3.3 million and $4.4 million of purchase accounting accretion for 2022, 2021 and 2020, respectively. Interest income for 2022, 2021 and 2020 included $3.1 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Below is a summary of the impact of these items on the tax equivalent yield of loans.

•The amount of interest related to SEPH nonaccrual loan relationships and purchase accounting accretion included in home equity loan interest income for 2022, 2021 and 2020 was $173,000, $479,000 and $395,000, respectively. Excluding the impact of these items, the average tax equivalent yield on home equity loans was 4.93%, 3.41% and 3.83%, respectively.
•The amount of interest related to SEPH nonaccrual loan relationships and purchase accounting accretion included in real estate loan interest income for 2022, 2021 and 2020 was $170,000, $243,000 and $391,000, respectively. Excluding the impact of these items, the average tax equivalent yield on real estate loans was 3.80%, 3.71% and 4.08%, respectively.
•The amount of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion included in commercial loan interest income for 2022, 2021, and 2020 was $8.2 million, $28.5 million and $19.9 million, respectively. Excluding the impact of these items, the average tax equivalent yield on commercial loans was 4.66%, 4.24% and 4.66%, for 2022, 2021, and 2020, respectively.
•Excluding the impact of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion, the average tax equivalent yield on total loans and leases was 4.55%, 4.27% and 4.63%, for 2022, 2021, and 2020, respectively.

The table below shows for the years ended December 31, 2022, 2021, and 2020, the average balance and cost of funds by type of deposit.

Table 21 - Average Deposits and Cost of Funds
Year Ended December 31,	2022		2021		2020
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,932,752	0.36%	$1,550,138	0.02%	$1,687,417	0.21%
Savings deposits and clubs	2,771,016	0.39%	2,924,504	0.04%	2,556,475	0.22%
Time deposits (1)	653,041	0.51%	774,825	0.61%	994,255	1.23%
Total interest bearing deposits (1)	$5,356,809	0.39%	$5,249,467	0.12%	$5,238,147	0.41%
(1) Time deposit interest expense for 2022, 2021 and 2020 benefited from $7,000, $46,000 and $226,000, respectively, of purchase accounting accretion related to the acquisitions of NewDominion and Carolina Alliance. Excluding the impact of this accretion, the average cost of funds on time deposits for 2022, 2021 and 2020 was 0.51%, 0.61% and 1.25%, respectively, and the average cost of funds on total interest bearing deposits for 2022, 2021 and 2020 was 0.39%, 0.12% and 0.41%, respectively.

The following table displays (for each quarter of 2022) the average balance of interest earning assets, the net interest income and the tax equivalent net interest income and net interest margin.

Table 22 - Quarterly Net Interest Margin
(In thousands)	Average Interest Earning Assets	Net Interest Income (1)	Tax Equivalent Net Interest Income (1)	Tax Equivalent Net Interest Margin (1)
First Quarter	$8,959,109	$77,686	$78,505	3.55%
Second Quarter	8,857,089	83,939	84,811	3.84%
Third Quarter	9,565,710	90,828	91,760	3.81%
Fourth Quarter	9,517,746	94,606	95,524	3.98%
2022	$9,227,377	$347,059	$350,600	3.80%
 (1) Net interest income for the first, second, third and fourth quarters of 2022 included $42,000, $2.3 million, $649,000 and $707,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Net interest income for the first, second, third, and fourth quarters of 2022 included $480,000, $547,000, $495,000 and $258,000, respectively, of purchase accounting accretion related to the acquisitions of NewDominion and Carolina Alliance. Net interest income for the first, second, third, and fourth quarters of 2022 included $1.6 million, $1.0 million, $361,000 and $78,000, respectively, related to PPP loans. Excluding the impact of these loan payments and accretion, the tax equivalent net interest margin was 3.48%, 3.68%, 3.75%, and 3.94%, for the first, second, third, and fourth quarters of 2022, respectively, and 3.72% for the year ended December 31, 2022.
In the following table, the change in tax equivalent interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 23 - Volume/Rate Variance Analysis
	Change from 2021 to 2022			Change from 2020 to 2021
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$(2,666)	$8,488	$5,822	$1,134	$(12,572)	$(11,438)
Taxable investments	7,617	8,972	16,589	4,668	(5,028)	(360)
Tax-exempt investments	4,248	(884)	3,364	(39)	(126)	(165)
Money market instruments	(361)	7,610	7,249	1,014	(873)	141
Total interest income	8,838	24,186	33,024	6,777	(18,599)	(11,822)
Interest expense:
Transaction accounts	$88	$6,435	$6,523	$(291)	$(2,934)	$(3,225)
Savings accounts	(65)	9,593	9,528	800	(5,122)	(4,322)
Time deposits	(741)	(656)	(1,397)	(2,690)	(4,785)	(7,475)
Short-term borrowings	(214)	842	628	33	(376)	(343)
Long-term debt	(753)	699	(54)	(346)	1,581	1,235
Total interest expense	(1,685)	16,913	15,228	(2,494)	(11,636)	(14,130)
Net variance	$10,523	$7,273	$17,796	$9,271	$(6,963)	$2,308

Other Income:  Other income was $135.9 million for 2022, compared to $129.9 million for 2021 and $125.7 million for 2020.

The following table displays total other income for Park in 2022, 2021 and 2020.

Table 24 - Other Income
Year Ended December 31,
(In thousands)	2022	2021	2020
Income from fiduciary activities	$34,091	$34,449	$28,873
Service charges on deposit accounts	10,091	8,832	8,445
Other service income	15,295	29,812	37,611
Debit card fee income	26,046	25,865	22,160
Bank owned life insurance income	6,100	4,897	4,789
ATM fees	2,273	2,379	1,773
Gain (loss) on the sale of OREO, net	5,611	(4)	1,207
OREO valuation markup	12,039	64	105
Net gain on the sale of debt securities	—	—	3,286
Gain on equity securities, net	2,955	5,011	2,182
Other components of net periodic benefit income	12,108	8,152	7,952
Miscellaneous	9,326	10,487	7,281
Total other income	$135,935	$129,944	$125,664

Income from fiduciary activities decreased by $358,000, or 1.0%, to $34.1 million in 2022, compared to $34.4 million in 2021. The $34.4 million was an increase of $5.6 million, or 19.3%, compared to $28.9 million in 2020. The majority of fiduciary fees are calculated on a lag, based on the market value of the assets under management. The average market value of the trust assets managed by PNB was $7.22 billion in 2022, compared to $7.45 billion in 2021, compared to $6.17 billion in 2020. The decrease in fiduciary fee income in 2022 was primarily related to the decline in equity market values during the year. The increase in fiduciary fee income in 2021 was primarily due to improvements in equity market values and also due to an increase in the total account balances serviced by PNB’s Trust Department.

Service charges on deposit accounts increased $1.3 million, or 14.3%, to $10.1 million in 2022, compared to $8.8 million in 2021 and increased by $387,000, or 4.6%, in 2021, compared to $8.4 million in 2020. The increases in 2022 and 2021 were related to increases in non-sufficient funds (NSF) fee income and service charges on demand deposit accounts. Total NSF charges increased $851,000, or 16.2%, from $5.2 million in 2021 to $6.1 million in 2022, and increased by $245,000, or 4.9%, in 2021, compared to $5.0 million in 2020. Service charges on demand deposit accounts increased $365,000, or 11.9%, to $3.4 million in 2022, compared to $3.1 million in 2021 and increased by $154,000, or 5.3%, compared to $2.9 million in 2020.

Other service income decreased $14.5 million, or 48.7%, to $15.3 million in 2022, compared to $29.8 million in 2021, and decreased $7.8 million, or 20.7%, in 2021 compared to $37.6 million in 2020. The decrease in 2022 compared to 2021 was primarily related to a decrease in other service income related to mortgage loan originations, including a $13.8 million decrease in fee income related to a $395.2 million decrease in mortgage loan originations to be sold in the secondary market and a $2.6 million decrease in mortgage servicing rights income, partially offset by a $1.4 million increase in income related to investor rate locks and loans held for sale. The decrease in 2021 compared to 2020 was primarily related to a decrease in other service income related to mortgage loan originations, including a $6.4 million decrease in fee income related to a $457.3 million decrease in mortgage loan originations to be sold in the secondary market and a $3.7 million decrease in income related to investor rate locks and loans held for sale, partially offset by a $1.2 million increase in mortgage investor fees and a $927,000 increase in mortgage servicing rights income.

Debit card fee income,which is generated from debit card transactions, increased $181,000, or 0.7%, to $26.0 million in 2022, compared to $25.9 million in 2021, and increased by $3.7 million, or 16.7%, in 2021, compared to $22.2 million in 2020. The increase in 2021 was attributable to continued increases in the volume of debit card transactions, which increased 10.0% in 2021 from 2020, and increases in total sale dollars of debit card transactions, which increased 17.1% in 2021 from 2020. Park continues to focus on deposit offerings that provide incentives for our customers to use their debit card.

Bank owned life insurance income increased $1.2 million, or 24.6%, to $6.1 million in 2022, compared to $4.9 million in 2021, and increased by $108,000, or 2.3%, in 2021, compared to $4.8 million in 2020. The increase in 2022 related to an increase in death benefit income of $1.4 million recognized in 2022, compared to $440,000 in 2021, and $65,000 in 2020.

Gain (loss) on the sale of OREO, net, reflected a gain of $5.6 million in 2022, an increase of $5.6 million, compared to net loss of $4,000 in 2021, and the net loss of $4,000 in 2021 reflected a decrease of $1.2 million, compared to a net gain of $1.2 million in 2020. A $5.6 million gain on the sale of OREO, net, was recognized during 2022 and related to former Vision Bank relationships. A $1.2 million gain on the sale of two OREO properties was recognized during 2020, one of which was participated to PNB from SEPH.

OREO valuation markup income increased by $12.0 million to $12.0 million in 2022, compared to $64,000 in 2021, and decreased by $41,000 in 2021, compared to $105,000 in 2020. The $12.0 million OREO valuation markup during 2022 related to the foreclosure of a property collateralizing a former Vision Bank relationship. This property was subsequently sold during 2022.

During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000, and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million. No debt securities were sold in 2022 or 2021.
During the years ended December 31, 2022, 2021 and 2020, $601,000, $552,000 and $(239,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income. For the years ended December 31, 2022, 2021 and 2020, $2.4 million, $4.5 million and $2.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

Other components of net periodic pension benefit income increased by $3.9 million, or 48.5%, to $12.1 million in 2022, compared to $8.2 million in 2021, and increased $200,000, or 2.5%, to $8.2 million in 2021, compared to $8.0 million in 2020. The increases in 2022 and 2021 were largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets as well as a decrease in the amortization of unrecognized net actuarial losses in 2022.

Miscellaneous income decreased by $1.2 million, or 11.1%, to $9.3 million in 2022, compared to $10.5 million in 2021, and increased $3.2 million, or 44.0%, to $10.5 million in 2021, compared to $7.3 million in 2020. The decrease in 2022 was primarily the result of decreases in brokerage income, operating lease rental income, wire transfer fees, and an increase in OREO devaluations, partially offset by gains on the sale of loans and assets, a decrease in repossessed asset devaluations, and an increase in fees earned on off-balance sheet deposit accounts. The increase in 2021 was primarily related to refunds of a consumer insurance product, an increase in income from printed check sales and an increase in gain on the sale of assets.

Other Expense: Other expense was $298.0 million in 2022, compared to $283.5 million in 2021 and $286.6 million in 2020. Other expense increased by $14.5 million, or 5.1%, in 2022 and decreased by $3.1 million, or 1.1% in 2021. The following table displays total other expense for Park for 2022, 2021 and 2020.

Table 25 - Other Expense
Year Ended December 31,
(In thousands)	2022	2021	2020
Salaries	$133,299	$125,585	$128,040
Employee benefits	40,490	41,603	37,115
Occupancy expense	13,866	13,039	13,802
Furniture and equipment expense	11,901	10,887	18,805
Data processing fees	32,627	30,539	11,659
Professional fees and services	30,837	27,450	31,303
Marketing	5,335	6,073	5,828
Insurance	5,413	5,917	6,423
Communication	3,891	3,539	4,084
State tax expense	4,585	4,255	3,991
Amortization of intangible assets	1,487	1,798	2,263
FHLB prepayment penalty	—	—	10,529
Foundation contributions	4,000	4,000	3,000
Miscellaneous	10,247	8,833	9,753
Total other expense	$297,978	$283,518	$286,595
Full-time equivalent employees	1,725	1,685	1,755

Salaries expense increased by $7.7 million, or 6.1%, to $133.3 million in 2022, compared to $125.6 million in 2021, and decreased by $2.5 million, or 1.9%, in 2021 compared to $128.0 million in 2020. The increase in 2022 was due to an increase in salaries expense of $7.6 million, a $297,000 increase in expense related to the vacation accrual, and a $565,000 reduction in deferred salary costs, partially offset by a $466,000 decrease in share-based compensation expenses related to PBRSU and TBRSU awards granted under the 2017 Employee LTIP. The decrease in 2021 was due to a $4.2 million decrease in salary expense, primarily related to a $3.2 million decrease in severance and restructuring related expense, a $1.1 million decrease in expense related to the vacation accrual and a $1.0 million decrease in additional compensation expense, partially offset by a $3.3 million increase in incentive compensation expense and a $347,000 increase in share-based compensation expenses related to PBRSU awards granted under the Park 2013 Incentive Plan ("the 2013 Incentive Plan") (prior to 2017) and both PBRSU and TBRSU awards granted under the 2017 Employee LTIP.

Park had 1,725 full-time equivalent employees at year-end 2022, compared to 1,685 full-time equivalent employees at year-end 2021 and 1,755 full-time equivalent employees at year-end 2020.

Employee benefits expense decreased $1.1 million, or 2.7%, to $40.5 million in 2022, compared to $41.6 million in 2021, and increased $4.5 million, or 12.1%, in 2021 compared to $37.1 million in 2020. The decrease in 2022 was due to a $2.2 million decrease in group insurance costs, partially offset by an $826,000 increase in payroll tax expense and a $358,000 increase in the KSOP match. The increase in 2021 was due to a $2.7 million increase in group insurance costs, a $1.6 million increase in pension plan expense and a $693,000 increase in payroll tax expense, partially offset by a $496,000 decrease in miscellaneous employee benefits.

Occupancy expense increased $827,000, or 6.3%, to $13.9 million in 2022, compared to $13.0 million in 2021, and decreased by $763,000, or 5.5%, in 2021 compared to $13.8 million in 2020. The $827,000 increase in 2022 was primarily the result of a $760,000 write-down in the right-of-use lease asset related to an office relocation and an increase in utilities expense, partially offset by a decrease in maintenance and repair expenses and a decline in real estate tax expense. The $763,000 decrease in 2021 was primarily the result of decreased lease expense, which was mainly the result of the closure of some leased branches in 2020.

Furniture and equipment expense increased $1.0 million, or 9.3%, to $11.9 million in 2022, compared to $10.9 million in 2021, and decreased $7.9 million, or 42.1%, in 2021 compared to $18.8 million in 2020. The increase in 2022 was primarily related to increased depreciation expense and increased expenses related to repairs and maintenance on equipment. The decrease in 2021 was primarily related to a change in the classification under which software and related maintenance costs are expensed, which are now classified under data processing fees, partially offset by increases in depreciation of furniture and equipment.

Data processing fees increased by $2.1 million, or 6.8%, to $32.6 million in 2022, compared to $30.5 million in 2021, and increased $18.9 million, or 161.9%, in 2021 compared to $11.7 million in 2020. The increase in 2022 primarily related to an increase in software expenses of $2.4 million, partially offset by a decrease in debit card processing costs of $277,000. The increase in 2021 was related to increased other data processing and software costs, partially due to the previously mentioned change in classification from furniture and equipment expense and a change in expensing software costs from other fees within professional fees and services to data processing fees. The increase was also impacted by changes in debit card processing costs, which increased $832,000. Overall data processing and software costs across all line items, excluding debit card processing costs, increased $2.3 million in 2021.

Professional fees and services increased $3.4 million, or 12.3%, to $30.8 million, compared to $27.5 million for 2021, and decreased by $3.9 million, or 12.3%, in 2021 compared to $31.3 million in 2020. This subcategory of total other expense includes legal fees, management consulting fees, directors' fees, audit fees, regulatory examination fees and memberships in industry associations. The $3.4 million increase in 2022 related to an increase in management consulting fees, as well as increases in recruiting fees, vendor single interest insurance costs and fees related to off balance sheet deposit accounts. The decrease in professional fees and services expense in 2021 was primarily due to decreases in other fees (due to the change in expensing software costs under data processing fees), credit monitoring costs and title and appraisal costs, partially offset an increase in legal fees.

Marketing expense decreased by $738,000, or 12.2%, to $5.3 million, compared to $6.1 million in 2021, and increased by $245,000, or 4.2%, in 2021 compared to $5.8 million in 2020. The $738,000 decrease in 2022 was primarily due to a decline in advertising expense. The $245,000 increase in 2021 primarily related to increased community donations expense, partially offset by a decline in advertising expense.

Insurance expense decreased by $504,000, or 8.5%, to $5.4 million, compared to $5.9 million in 2021, and decreased by $506,000, or 7.9%, in 2021 compared to $6.4 million in 2020. The decreases in 2022 and 2021 related to a decrease in FDIC assessments.

On February 18, 2020, Park prepaid $50 million of FHLB advances, incurring a $1.8 million prepayment penalty. These advances had an average interest rate of 3.01% and maturity dates of March 14, 2022 and September 15, 2022. On December 3, 2020, Park prepaid $100 million of FHLB advances, incurring an $8.7 million prepayment penalty. These advances had an interest rate of 3.40% and a maturity date of December 1, 2023. There were no FHLB prepayment penalties paid in 2021 or 2022.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, and other miscellaneous expense. The subcategory Miscellaneous other expense increased by $1.4 million, or 16.0%, to $10.2 million in 2022, compared to $8.8 million in 2021. The $8.8 million in 2021 was a decrease of $920,000, or 9.4%, compared to $9.8 million in 2020. The increase in 2022 related to increases in training and travel related expenses and an increase in the provision for unfunded credit losses, partially offset by a decrease in operating lease depreciation. The decrease in 2021 was primarily related to a decrease in supply expense, operating lease depreciation, OREO expense and training and travel related expenses, partially offset by an increase in non-loan related losses.

Efficiency Ratio: The following table details the calculation of the efficiency ratio for the years ended December 31, 2022, 2021, and 2020.

Table 26- Efficiency ratio(1)	Year Ended December 31,
(In thousands)	2022	2021	2020
Net interest income	$347,059	$329,893	$327,630
Add: Tax equivalent adjustment (2)	3,541	2,911	2,866
Net interest income - Fully tax equivalent	$350,600	$332,804	$330,496

Total other income	$135,935	$129,944	$125,664

Total other expense	$297,978	$283,518	$286,595

Efficiency ratio	61.24%	61.27%	62.83%
(1) Calculated by dividing "Total other expense" by the sum of fully-tax equivalent net interest income and "Total other income."
(2) The tax equivalent adjustment to net interest income was calculated assuming a 21% corporate federal income tax rate for 2022, 2021 and 2020.

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

The following table details those items which management believes impacts the comparability of current and prior period amounts.

Table 27 - Items impacting comparability	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020	Affected Line Item
Net interest income	$347,059	$329,893	$327,630
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,773	3,257	4,443	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	7	46	226	Interest on deposits
less interest income on former Vision Bank relationships	3,703	7,985	453	Interest and fees on loans
Net interest income - adjusted	$341,576	$318,605	$322,508

Provision for (recovery of) credit losses	$4,557	$(11,916)	$12,054
less recoveries on former Vision Bank relationships	(1,319)	(3,169)	(21,982)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$5,876	$(8,747)	$34,036

Total other income	$135,935	$129,944	$125,664
less net gain on sale of former Vision Bank OREO properties	5,607	—	1,208	Gain (loss) on the sale of OREO, net
less other service income related to former Vision Bank relationships	788	525	590	Other service income
less Vision related OREO valuation markup	12,009	—	—	OREO valuation markup
less net gain (loss) on the sale of debt securities in the ordinary course of business	—	—	3,286	Net gain on the sale of debt securities
Total other income - adjusted	$117,531	$129,419	$120,580

Table 27 - Items impacting comparability (continued)	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020	Affected Line Item
Total other expense	$297,978	$283,518	$286,595
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	1,487	1,798	2,263	Amortization of intangible assets
less Foundation contributions	4,000	4,000	3,000	Foundation contributions
less management and consulting expenses related to collection of payments on former Vision Bank loan relationships	1,761	1,361	2,383	Professional fees and services
less severance and restructuring charges	—	—	3,596	Salaries
less severance and restructuring charges	—	—	847	Employee benefits
less FHLB prepayment penalty	—	—	10,529	FHLB prepayment penalty
Total other expense - adjusted	$290,730	$276,359	$263,977

Tax effect of adjustments to net income identified above (9)	$(3,771)	$(1,643)	$(2,010)

Net income - reported	$148,351	$153,945	$127,923
Net income - adjusted (8)	$134,164	$147,765	$120,363

Diluted earnings per common share	$9.06	$9.37	$7.80
Diluted earnings per common share, adjusted (8)	$8.20	$9.00	$7.34

Return on average assets (1)(2)	1.48%	1.56%	1.38%
Return on average assets, adjusted (1)(2)(8)	1.34%	1.50%	1.30%

Return on average tangible assets (1)(2)(5)	1.50%	1.59%	1.41%
Return on average tangible assets, adjusted (1)(2)(5)(8)	1.36%	1.53%	1.33%

Return on average shareholders' equity (1)(2)	13.78%	14.45%	12.68%
Return on average shareholders' equity, adjusted (1)(2)(8)	12.46%	13.87%	11.93%

Return on average tangible equity (1)(2)(3)	16.29%	17.15%	15.25%
Return on average tangible equity, adjusted (1)(2)(3)(8)	14.73%	16.46%	14.34%

Efficiency ratio (7)	61.24%	61.27%	62.83%
Efficiency ratio, adjusted (7)(8)	62.84%	61.29%	59.19%

Net interest margin (7)	3.80%	3.69%	3.93%
Net interest margin, adjusted (7)(8)	3.74%	3.56%	3.86%

Table 27 - Items impacting comparability (continued)
Financial Reconciliations
(1) Reported measure uses net income.
(2) Averages are for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, as appropriate.
(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	Year Ended December 31,
	2022	2021	2020
AVERAGE SHAREHOLDERS' EQUITY	$1,076,879	$1,065,460	$1,009,102
Less: Average goodwill and other intangible assets	166,337	167,993	170,031
AVERAGE TANGIBLE EQUITY	$910,542	$897,467	$839,071

(4) Tangible equity divided by common shares outstanding at period end. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL SHAREHOLDERS' EQUITY TO TANGIBLE EQUITY:
	Year Ended December 31,
	2022	2021	2020
TOTAL SHAREHOLDERS' EQUITY	$1,069,226	$1,110,759	$1,040,256
Less: Goodwill and other intangible assets	165,570	167,057	168,855
TANGIBLE EQUITY	$903,656	$943,702	$871,401

(5) Net income for each period divided by average tangible assets during the period. Average tangible assets equal average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	Year Ended December 31,
	2022	2021	2020
AVERAGE ASSETS	$10,044,208	$9,847,458	$9,241,633
Less: Average goodwill and other intangible assets	166,337	167,993	170,031
AVERAGE TANGIBLE ASSETS	$9,877,871	$9,679,465	$9,071,602

(6) Tangible equity divided by tangible assets. Tangible assets equal total assets less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL ASSETS TO TANGIBLE ASSETS:
	Year Ended December 31,
	2022	2021	2020
TOTAL ASSETS	$9,854,993	$9,560,254	$9,279,021
Less: Goodwill and other intangible assets	165,570	167,057	168,855
TANGIBLE ASSETS	$9,689,423	$9,393,197	$9,110,166

(7) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income reconciliation is shown assuming a 21% corporate federal income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing fully taxable equivalent net interest income by average interest earning assets, in each case during the applicable period.

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	Year Ended December 31,
	2022	2021	2020
Interest income	$378,247	$345,853	$357,720
FTE adjustment	3,541	2,911	2,866
FTE interest income	$381,788	$348,764	$360,586
Interest expense	31,188	15,960	30,090
FTE net interest income	$350,600	$332,804	$330,496

(8) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for (recovery of) credit losses, total other income, and total other expense and income taxes.
(9) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.
(10) Pre-tax, pre-provision ("PTPP") net income is calculated as net income, plus income taxes, plus the provision for (recovery of) credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for (recovery of) credit losses.

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	Year Ended December 31,
	2022	2021	2020
Net income	$148,351	$153,945	$127,923
Plus: Income taxes	32,108	34,290	26,722
Plus: Provision for (recovery of) credit losses	4,557	(11,916)	12,054
Pre-tax, pre-provision net income	$185,016	$176,319	$166,699

Income Taxes:
Income tax expense was $32.1 million in 2022 and consisted of federal income tax expense of $30.8 million and state income tax expense of $1.3 million. This compares to income tax expense of $34.3 million for 2021, which consisted of federal income tax expense of $33.2 million and state income tax expense of $1.1 million, and income tax expense of $26.7 million in 2020, which consisted of federal income tax expense of $25.6 million and state income tax expense of $1.1 million. The effective income tax rate was 17.8% in 2022, 18.2% in 2021 and 17.3% in 2020.

The difference between the statutory federal corporate income tax rate of 21% and Park’s effective tax rate reflected permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on common shares held within Park’s salary deferral plan, offset by the impact of state income taxes. Park's permanent federal tax differences were approximately $7.1 million in 2022, compared to $6.3 million for 2021. Park expects permanent federal tax differences for 2023 will be approximately $6.5 million.

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

The table below provides additional information on the provision for (recovery of) credits losses and the ACL for 2022, 2021 and 2020.

Table 28 - ACL Activity
(In thousands)	2022	2021	2020
ACL, beginning balance	$83,197	$85,675	$56,679
Cumulative change in accounting principle; adoption of ASU 2016-13	—	6,090	—
Charge-offs	9,133	5,093	10,304
Recoveries	(6,758)	(8,441)	(27,246)
Net charge-offs (recoveries)	2,375	(3,348)	(16,942)
Provision for (recovery of) credit losses:	4,557	(11,916)	12,054
ACL, ending balance	$85,379	$83,197	$85,675
Average loans	$6,955,674	$7,014,517	$6,990,458
Net charge-offs (recoveries) as a percentage of average loans	0.03%	(0.05)%	(0.24)%

For the year ended December 31, 2022, gross income of $4.8 million would have been recognized on loans that were nonaccrual as of December 31, 2022 had these loans been current in accordance with their original terms. Interest income on nonaccrual loans may be recorded on a cash basis and be included in income only when Park expects to receive the entire recorded investment of the loan. Of the $4.8 million that would have been recognized, approximately $3.3 million was included in interest income for the year ended December 31, 2022 as a result of payments made.

Charge-offs for 2022 included the charge-off of $416,000 in specific reserves for which provision expense had been recognized in a prior year, compared to $15,000 for 2021 and $283,000 for 2020. Net charge-offs (recoveries) adjusted for changes in specific reserves as a percentage of average loans for the years ended December 31, 2022, 2021 and 2020 were 0.06%, (0.10)%, and (0.24)%, respectively.

SEPH, as a non-bank subsidiary of Park, does not carry an ACL balance, but recognizes a provision for credit losses when a charge-off is taken and recognizes a recovery of credit losses when a recovery is received.

At year-end 2022, the allowance for credit losses was $85.4 million, or 1.20%, of total loans outstanding, compared to $83.2 million, or 1.21%, of total loans outstanding at year-end 2021, and $85.7 million, or 1.19% of total loans outstanding at year-end 2020.

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at December 31, 2022, December 31, 2021 and December 31, 2020. Also included is the January 1, 2021 allowance for credit losses calculated under the CECL methodology prescribed in ASU 2016-13.

Table 29- Allowance for Credit Losses Summary
(Dollars in thousands)	12/31/2022 (CECL methodology)	9/30/2022 (CECL methodology)	12/31/2021 (CECL methodology)	1/1/2021 (CECL methodology)	12/31/2020 (Incurred Loss methodology)
Total allowance for credit losses	$85,379	$83,961	$83,197	$91,764	$85,675
Allowance on PCD loans (PCI loans for the period ended 2020)	—	—	—	52	167
Allowance on purchased loans excluded from the general reserve (for 2020)	N.A.	N.A.	N.A.	N.A.	678
Specific reserves on individually evaluated loans	3,566	1,750	1,616	5,434	5,434
General reserves on collectively evaluated loans	$81,813	$82,211	$81,581	$86,278	$79,396

Total loans	$7,141,891	$7,103,246	$6,871,122	$7,177,537	$7,177,785
PCD loans (PCI loans for period ended in 2020)	4,653	4,867	7,149	10,903	11,153
Purchased loans excluded from collectively evaluated loans (for 2020)	N.A	N.A.	N.A.	N.A.	360,056
Individually evaluated loans	78,341	43,670	74,502	108,274	108,407
Collectively evaluated loans	$7,058,897	$7,054,709	$6,789,471	$7,058,360	$6,698,169

Allowance for credit losses as a % of period end loans	1.20%	1.18%	1.21%	1.28%	1.19%
Allowance for credit losses as a % of period end loans (excluding PPP loans) (1)	1.20%	1.18%	1.22%	1.34%	1.25%

General reserve as a % of collectively evaluated loans	1.16%	1.17%	1.20%	1.22%	1.19%
General reserve as a % of collectively evaluated loans (excluding PPP loans) (1)	1.16%	1.17%	1.21%	1.28%	1.24%
(1) Excludes $4.2 million of PPP loans and $4,000 in related allowance at December 31, 2022; $5.7 million of PPP loans and $6,000 in related allowance at September 30, 2022; $74.4 million of PPP loans and $77,000 in related allowance at December 31, 2021; $331.6 million of PPP loans and $337,000 in related allowance at January 1, 2021; and $331.6 million of PPP loans and $337,000 in related allowance at December 31, 2020.

The allowance for credit losses of $85.4 million at December 31, 2022 represented an $2.2 million, or 2.6%, increase compared to $83.2 million at December 31, 2021. The increase was largely due to a $2.0 million increase in specific reserves and a $232,000 increase in general reserves, taking into consideration changing economic forecasts while balancing the risks associated with inflation and other economic risks.

The allowance for credit losses of $85.4 million at December 31, 2022 represented a $1.4 million, or 1.7%, increase compared to $84.0 million at September 30, 2022. The increase was largely due to a $1.8 million increase in specific reserves, partially offset by a $398,000 decrease in general reserves, taking into consideration changing economic forecasts while balancing the ongoing risks associated with inflation and other economic risks. Individually evaluated loans were $78.3 million at December 31, 2022, a $34.7 million, or a 79.4%, increase compared to $43.7 million at September 30, 2022. The increase in individually evaluated loans was largely due to a $23.0 million loan to a non-bank consumer finance company which was placed on nonaccrual status as of December 31, 2022. This credit did not have a specific reserve associated with it as of December 31, 2022.

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

Management believes that the allowance for credit losses at year-end 2022 is adequate to absorb estimated life of loan credit losses in the loan portfolio. See "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K, and the discussion under the heading “CRITICAL ACCOUNTING POLICIES” earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on management’s evaluation of the adequacy of the allowance for credit losses.

ACL Detail by Loan Type: The following tables breakdown the allowance for credit losses and components by loan type.

The table below provides a summary of Park's loan loss experience over the past three years:

Table 30 - Summary of Loan Credit Loss Experience
(In thousands)	2022	2021	2020

Average loans	$6,955,674	$7,014,157	$6,990,458
Allowance for credit losses:
Beginning balance	83,197	85,675	56,679
Adoption of ASU 2016-13	—	6,090	—

Charge-offs:
Commercial, financial and agricultural	2,056	957	1,468
Construction real estate	33	—	6
Residential real estate	81	49	356
Commercial real estate	1,578	35	1,824
Consumer	5,343	4,052	6,634
Leases	42	—	16
Total charge-offs	$9,133	$5,093	$10,304

Recoveries:
Commercial financial, and agricultural	$826	$639	$20,765
Construction real estate	1,343	2,299	1,122
Residential real estate	164	941	991
Commercial real estate	627	802	738
Consumer	3,767	3,759	3,629
Leases	31	1	1
Total recoveries	$6,758	$8,441	$27,246

Net charge-offs (recoveries)	$2,375	$(3,348)	$(16,942)
Provision (recovery) included in net income	4,557	(11,916)	12,054
Ending balance	$85,379	$83,197	$85,675

Ratio of net charge-offs (recoveries) to average loans	0.03%	(0.05)%	(0.24)%
Ratio of allowance for credit losses
to end of year loans	1.20%	1.21%	1.19%

The follow table presents net-charge offs (recoveries), average loans outstanding, and net charge-offs (recoveries) as a percentage of average loans, by type of loan over the past three years:

Table 31- Net Charge-Offs (Recoveries) to Average Loans
Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans
Commercial, financial, and agricultural	$1,230	$1,282,431	0.10%	$318	$1,435,221	0.02%	$(19,297)	$1,545,426	(1.25)%
Construction real estate	(1,310)	316,805	(0.41)%	(2,299)	331,882	(0.69)%	(1,116)	346,664	(0.32)%
Residential real estate	(83)	1,747,149	—%	(892)	1,771,880	(0.05)%	(635)	1,867,956	(0.03)%
Commercial real estate	951	1,778,622	0.05%	(767)	1,766,346	(0.04)%	1,086	1,655,747	0.07%
Consumer	1,576	1,810,985	0.09%	293	1,686,849	0.02%	3,005	1,546,574	0.19%
Leases	11	19,682	0.06%	(1)	22,339	—%	15	28,091	0.05%
Total	$2,375	$6,955,674	0.03%	$(3,348)	$7,014,517	(0.05)%	$(16,942)	$6,990,458	(0.24)%

The following table summarizes Park's allocation of the allowance for credit losses for the past three years:

Table 32- Allocation of Allowance for Credit Losses
December 31,	2022		2021		2020
(In thousands)	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category
Commercial, financial, and agricultural	$16,987	18.22%	$14,025	18.90%	$25,608	22.14%
Construction real estate	5,550	4.56%	5,758	4.68%	7,288	4.78%
Residential real estate	16,831	25.16%	11,424	25.31%	11,363	25.26%
Commercial real estate	17,829	25.12%	25,466	26.22%	23,480	24.36%
Consumer	28,021	26.67%	26,286	24.59%	17,418	23.12%
Leases	161	0.27%	238	0.30%	518	0.34%
Total	$85,379	100.00%	$83,197	100.00%	$85,675	100.00%

As of December 31, 2022, Park had no concentrations of loans exceeding 10% to borrowers engaged in the same or similar industries nor did Park have any loans to foreign governments.

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) troubled debt restructurings (TDRs) on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments, where interest continues to accrue; 4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and 5) other nonperforming assets. There were no other nonperforming assets as of December 31, 2022. As of December 31, 2021 and 2020, other nonperforming assets consisted of aircraft acquired as part of a loan workout.

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

The following is a summary of Park’s nonperforming assets at the end of the last three years:

Table 33 - Nonperforming Assets
	December 31,
(In thousands)	2022	2021	2020
Nonaccrual loans	$79,696	$72,722	$117,368
Accruing TDRs	20,134	28,323	20,788
Loans past due 90 days or more and accruing	1,281	1,607	1,458
Total nonperforming loans	$101,111	$102,652	$139,614
OREO	1,354	775	1,431
Other nonperforming assets	—	2,750	3,164
Total nonperforming assets	$102,465	$106,177	$144,209
Percentage of nonperforming loans to total loans	1.42%	1.49%	1.95%
Percentage of nonperforming assets to total loans	1.43%	1.55%	2.01%
Percentage of nonperforming assets to total assets	1.04%	1.11%	1.55%
Percentage of nonaccrual loans to total loans	1.12%	1.06%	1.64%
Allowance for credit losses to nonaccrual loans	107.13%	114.40%	73.00%

Included in OREO totals above were $1.4 million of SEPH OREO at December 31, 2022 and $594,000 of SEPH OREO at both December 31, 2021 and December 31, 2020.

Park classifies loans as nonaccrual when 1) a loan is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at December 31, 2022, 2021, and 2020.

Table 34 - Delinquency Status of Nonaccrual Loans
	December 31, 2022		December 31, 2021		December 31, 2020
(Dollars in thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$58,893	0.83%	$53,259	0.78%	$92,600	1.29%
Nonaccrual loans - past due	20,803	0.29%	19,463	0.28%	24,768	0.35%
Total nonaccrual loans	$79,696	1.12%	$72,722	1.06%	$117,368	1.64%

Credit Quality Indicators: When determining the quarterly credit loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded 1 through 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Commercial loans graded a 6 (substandard), also considered to be watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher PD is applied to these loans. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Any commercial loan graded an 8 (loss) is completely charged-off.

The following table highlights the credit trends within the commercial loan portfolio.

Table 35- Commercial Credit Trends
Commercial loans * (In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Pass rated	$3,709,065	$3,712,784	$3,893,205
Special Mention	79,855	75,397	102,812
Substandard	1,965	—	109
Individually evaluated for impairment	78,341	74,502	108,407
Accruing PCD (PCI loans for period ended December 31, 2020)	4,563	6,630	10,296
Total	$3,873,789	$3,869,313	$4,114,829
*Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) commercial related loans in the construction portfolio; (4) commercial related loans in the residential real estate portfolio; and (5) leases.

Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse. Park had $81.8 million of collectively evaluated commercial loans included on the watch list at December 31, 2022, compared to $75.4 million at December 31, 2021, and $102.9 million at December 31, 2020. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Delinquencies have remained low over the past 36 months since January 1, 2020. Delinquent and accruing loans were $18.9 million, or 0.26% of total loans at December 31, 2022, compared to $15.1 million, or 0.22% of total loans at December 31, 2021, and $20.1 million, or 0.28% of total loans at December 31, 2020.

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

Individually evaluated were $78.3 million at December 31, 2022, an increase of $3.8 million, compared to $74.5 million at December 31, 2021, and a decrease of $30.1 million at December 31, 2022, compared to $108.4 million at December 31, 2020. The $78.3 million of individually evaluated commercial loans at December 31, 2022 included $11.5 million of loans modified in a TDR which were then on accrual status and performing in accordance with the restructured terms, a decrease from $17.5 million at December 31, 2021.

At December 31, 2022, Park had taken partial charge-offs of $1.8 million related to the $78.3 million of the individually evaluated commercial loans, compared to partial charge-offs of $624,000 related to the $74.5 million of individually evaluated commercial loans at December 31, 2021 and compared to partial charge-offs of $655,000 related to the $108.4 million of individually evaluated commercial loans at December 31, 2020.

The table below provides additional information related to Park's individually evaluated commercial loans at December 31, 2022, 2021, and 2020.

Table 36 - Individually Evaluated Commercial Loans
Years ended December 31,
(In thousands)	2022	2021	2020
Unpaid principal balance	$80,116	$75,126	$109,062
Prior charge-offs	1,775	624	655
Remaining principal balance	78,341	74,502	108,407
Specific reserves	3,566	1,616	5,434
Book value, after specific reserves	$74,775	$72,886	$102,973

Loans Acquired with Deteriorated Credit Quality: In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. NewDominion loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. Carolina Alliance loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million.

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At December 31, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2022 and December 31, 2021 was $4.7 million and $7.1 million, respectively. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2020 was $11.2 million, of which none were considered impaired due to additional credit deterioration post acquisition.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of December 31, 2022 are detailed below.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park updated the LDA in the fourth quarter of 2022 with data through September 30, 2022. After considering the impact of the inclusion of periods impacted by COVID, as well as analysis of the ongoing applicability of the selected peer group, management decided it was appropriate to continue to utilize the LDA analysis from the fourth quarter of 2019 as the correlation of the LDA was higher.
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
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2022.
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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease, to a range between 3.32% and 3.97%, during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications appeared to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of December 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 4.14% and 4.36% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high levels of inflation, historically low consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario, resulted in a 10 basis point increase in the weighted quantitative allowance from December 31, 2021.

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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries experienced high levels of deferrals and had been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expected that a relatively higher percentage of the 4-rated credits in these portfolios would eventually migrate to special mention, substandard, or individually evaluated status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment took into account the additional risk in these portfolios, which was not captured in the quantitative calculation. As COVID cases began to decline during the first quarter of 2022, travel increased, restrictions lifted, and consumers began increasing restaurant visits and shopping in person, and these industries began to show signs of recovery. Beginning in the first quarter of 2022, management began decreasing these reserves 25% each quarter to take into account improvements in these industry sectors. In the fourth quarter 2022, these industries continued to show positive trends and COVID-19 has become less impactful to day-to-day life. Therefore, management deemed it appropriate to reduce the factors the remaining 25%, taking this qualitative adjustment to zero.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios, as of December 31, 2021, is detailed in the following table:

Table 37 - Additional COVID-19 Reserves
	December 31, 2021
(In thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$148,018	$2,226
Restaurants and food service	40,648	917
Strip shopping centers	184,171	2,033
Total	$372,837	$5,176

Additionally, at December 31, 2021, management applied a 1.00% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. At December 31, 2021, Park's collectively evaluated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million. With improvement in occupancy and revenue in Park's hotel and accommodations portfolio, management concluded it appropriate to decrease the hotel and accommodations valuation reserve to zero at December 31, 2022.

At December 31, 2022 and 2021, Park had $4.2 million and $74.4 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk at December 31, 2022 and December 31, 2021.

CAPITAL RESOURCES

Liquidity and Interest Rate Sensitivity Management: Park’s objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents decreased by $29.5 million during 2022 to $189.7 million at year end. Cash provided by operating activities was $134.9 million in 2022, $157.3 million in 2021 and $111.6 million in 2020. Net income was the primary source of cash provided by operating activities during each year.

Cash used in investing activities was $403.7 million in 2022, $412.1 million in 2021 and $455.9 million in 2020. Investment securities transactions and loan originations/repayments are the major uses or sources of cash in investing activities.  Proceeds from the sale, repayment or maturity of investment securities provide cash and purchases of investment securities use cash.  Net investment securities transactions used cash of $137.8 million in 2022, used cash of $709.5 million in 2021 and provided cash of $188.1 million in 2020. Cash used by the net increase in the loan portfolio was $271.8 million in 2022, cash provided by the net paydown in the loan portfolio was $312.2 million in 2021, and cash used by the net increase in the loan portfolio was $620.2 million in 2020.

Cash provided by financing activities was $239.4 million in 2022, $103.5 million in 2021 and $554.8 million in 2020. A major source of cash provided by or used in financing activities is the net change in deposits.  Deposits increased and provided $330.2 million of cash in 2022, $332.2 million of cash in 2021 and $520.0 million of cash in 2020. These increases in deposits included a decrease in off-balance sheet deposits of $787.1 million in 2022 and increases in off-balance sheet deposits of $273.0 million and $710.1 million in 2021 and 2020, respectively. Other major sources of cash from financing activities are short-term borrowings and long-term debt. In 2022, net short-term borrowings decreased and used $11.4 million in cash and net long-term debt was unchanged. In 2021, net short-term borrowings decreased and used $103.4 million in cash and net long-term debt decreased and used $32.5 million in cash. In 2020, net short-term borrowings increased and provided $111.6 million in cash and net long-term debt increased and provided $2.1 million in cash. Cash used in the repurchase of common shares was $16.0 million in 2021 and $7.5 million in 2020. No common shares were repurchased in 2022. Finally, cash declined by $76.6 million in 2022, $74.3 million in 2021 and $70.4 million in 2020, from the payment of cash dividends.

Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. In the opinion of Park's management, the present funding sources provide more than adequate liquidity for Park to meet our cash flow needs.

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2022:

Table 38 - Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$569,005	$102,054	$368,015	$357,043	$545,826	$1,941,943
Money market instruments	32,978	—	—	—	—	32,978
Loans (1)	1,671,912	1,300,063	2,362,107	1,189,772	618,037	7,141,891
Total interest earning assets	2,273,895	1,402,117	2,730,122	1,546,815	1,163,863	9,116,812
Interest bearing liabilities:
Interest bearing transaction accounts (2)	$1,023,070	$—	$965,036	$—	$—	$1,988,106
Savings accounts (2)	953,024	—	1,663,539	—	—	2,616,563
Time deposits	170,574	198,948	131,017	51,126	2,780	554,445
Other	1,325	—	—	—	—	1,325
Total deposits	2,147,993	198,948	2,759,592	51,126	2,780	5,160,439
Short-term borrowings	227,342	—	—	—		227,342
Subordinated notes	15,000	—	—	173,667	—	188,667
Total interest bearing liabilities	2,390,335	198,948	2,759,592	224,793	2,780	5,576,448
Interest rate sensitivity gap	(116,440)	1,203,169	(29,470)	1,322,022	1,161,083	3,540,364
Cumulative rate sensitivity gap	(116,440)	1,086,729	1,057,259	2,379,281	3,540,364
Cumulative gap as a
percentage of total
interest earning assets	(1.28)%	11.92%	11.60%	26.10%	38.83%
(1)Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their re-pricing date or their expected repayment date and not by their contractual maturity date. Nonaccrual loans of $79.7 million are included within the three-month to twelve-month maturity category.
(2)Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 51% of interest bearing transaction accounts and 36% of savings accounts are considered to re-price within one year. If all of the interest bearing transaction accounts and savings accounts were considered to re-price within one year, the one-year cumulative gap would change from a positive 11.9% to a negative 16.9%.

The interest rate sensitivity gap analysis provides an overall picture of Park’s static interest rate risk position.  At December 31, 2022, the cumulative interest earning assets maturing or repricing within twelve months were $3,676 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $2,589 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $1,087 million or 11.9% of interest earning assets.

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

The cumulative twelve-month interest rate sensitivity gap position at year-end 2021 was a positive $1,895 million or 21.7% of total interest earning assets.  The percentage of interest earning assets maturing or repricing within one year was 40.3% at year-end 2022, compared to 47.2% at year-end 2021.  The percentage of interest bearing liabilities maturing or repricing within one year was 46.4% at year-end 2022, compared to 42.3% at year-end 2021.

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

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon. At December 31, 2022, the earnings simulation model projected that net income would increase by 3.69% using a rising interest rate scenario and decrease by 5.38% using a declining interest rate scenario over the next year. At December 31, 2021, the earnings simulation model projected that net income would increase by 7.5% using a rising interest rate scenario and decrease by 15.1% using a declining interest rate scenario over the next year. At December 31, 2020, the earnings simulation model projected that net income would decrease by 2.9% using a rising interest rate scenario and decrease by 8.8% using a declining interest rate scenario over the next year. Park’s net interest margin was 3.80% in 2022, 3.69% in 2021 and 3.93% in 2020.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, Park enters into certain contractual obligations. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2022.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Table 39 - Contractual Obligations (1)
December 31, 2022	Payments Due In
		0-1	1-3	3-5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	14	$7,680,270	$—	$—	$—	$7,680,270
Certificates of deposit	14	346,856	157,890	49,657	42	554,445
Short-term borrowings	16	227,342	—	—	—	227,342
Subordinated notes	18	—	—	—	188,667	188,667
Operating leases	13	3,599	4,627	4,127	11,020	23,373
Defined benefit pension plan (2)	21	9,684	19,912	21,164	51,388	102,148
Supplemental Executive Retirement Plan agreements	21	643	1,844	2,468	41,498	46,453
Total contractual obligations		$8,268,394	$184,273	$77,416	$292,615	$8,822,698
(1) Amounts do not include associated interest payments.
(2) Pension payments reflect 10 years of payments, through 2032.

As of December 31, 2022, Park had $28.1 million in unfunded commitments related to investments in qualified affordable housing projects which are not included in "Table 39 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2023 and 2032.

As of December 31, 2022, Park had $20.3 million in unfunded commitments related to certain equity investments which are not included in "Table 39 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner.

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of our customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2022, the Corporation had $1.4 billion of loan commitments for commercial, commercial real estate, and residential real estate loans and had $30.5 million of standby letters of credit. At December 31, 2021, the Corporation had $1.4 billion of loan commitments for commercial, commercial real estate, and residential real estate loans and had $18.2 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements.  These commitments often expire without being drawn upon.  However, all of the loan commitments and standby letters of credit were permitted to be drawn upon in 2022. See "Note 26 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in this Annual Report on Form 10-K, for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2022.

Capital: Park’s primary means of maintaining capital adequacy is through retained earnings.  At December 31, 2022, the Corporation’s total shareholders’ equity was $1,069.2 million, compared to $1,110.8 million at December 31, 2021.  Total shareholders’ equity at December 31, 2022 was 10.85% of total assets, compared to 11.62% of total assets at December 31, 2021.

Tangible equity was $903.7 million at December 31, 2022, and was $943.7 million at December 31, 2021. At December 31, 2022, tangible equity was 9.33% of tangible assets compared to 10.05% of tangible assets at December 31, 2021. A reconciliation of total shareholders' equity to tangible equity and total assets to tangible assets is included in Table 27.

Net income was $148.4 million in 2022, $153.9 million in 2021 and $127.9 million in 2020.

Cash dividends declared for Park's common shares were $76.8 million in 2022, $74.6 million in 2021 and $70.6 million in 2020. On a per share basis, the cash dividends declared were $4.66 per common share in 2022, $4.52 per common share in 2021 and $4.28 per common share in 2020.

The table below shows the repurchases and issuances of common shares and treasury shares for 2020 through 2022.

Table 40
(In thousands, except share data)	Treasury Shares	Number of Common Shares
Balance at January 1, 2020	$(127,633)	16,346,442
Cash payment for fractional shares in dividend reinvestment plan	—	(36)
Treasury shares repurchased	(7,507)	(76,000)
Treasury shares reissued for share-based compensation awards	3,031	30,341
Treasury shares reissued for director grants	1,343	13,450
Balance at December 31, 2020	$(130,766)	16,314,197
Cash payment for fractional shares in dividend reinvestment plan	—	(45)
Treasury shares repurchased	(16,048)	(137,659)
Treasury shares reissued for share-based compensation awards	2,964	29,670
Treasury shares reissued for director grants	1,360	13,400
Balance at December 31, 2021	$(142,490)	16,219,563
Cash payment for fractional shares in dividend reinvestment plan	—	(14)
Treasury shares reissued for share-based compensation awards	3,477	34,245
Treasury shares reissued for director grants	994	9,789
Balance at December 31, 2022	$(138,019)	16,263,583

Park did not issue any new common shares, which had not already been held as treasury shares, in 2022, 2021 or 2020. Common shares (including treasury shares) had a balance of $462.4 million, $461.8 million and $460.7 million at December 31, 2022, 2021, and 2020, respectively.

Accumulated other comprehensive (loss) income, net reflected a loss of $102.4 million at December 31, 2022, and reflected income of $15.2 million at December 31, 2021 and $5.6 million at December 31, 2020. During 2022, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a loss of $116.9 million. During 2021, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a loss of $19.5 million. During the 2020 year, the change in net unrealized holding gain (loss) on AFS debt securities, net of income tax, was a gain of $23.2 million.
Additionally, Park recognized an other comprehensive loss of $888,000, net of tax, related to the change in pension plan assets and benefit obligations in 2022, compared to an other comprehensive gain of $28.6 million, net of tax, related to the change in pension plan assets and benefit obligations in 2021, and compared to an other comprehensive loss of $7.7 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2020. Finally, during 2022, Park recognized an other comprehensive gain of $206,000, net of income tax, related to an unrealized net holding gain on cash flow hedging derivatives, compared to an other comprehensive gain of $492,000, net of income tax, related to an unrealized net holding gain on cash flow hedging derivatives in 2021 and compared to an other comprehensive loss of $244,000, net of income tax, related to an unrealized net holding loss on cash flow hedging derivatives in 2020.

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

Park and PNB met each of the well-capitalized ratio guidelines applicable to them at December 31, 2022. The following table indicates the capital ratios for PNB and Park at December 31, 2022 and December 31, 2021.

Table 41 - PNB and Park Capital Ratios
	As of December 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.34%	10.69%	10.69%	12.15%
Park	9.90%	12.76%	12.57%	16.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.58%	11.05%	11.05%	12.56%
Park	9.77%	12.57%	12.37%	16.05%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in "Table 19 - Distribution of Assets, Liabilities and Shareholders' Equity" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, Park’s tax equivalent net interest margin increased by eleven basis points in 2022, decreased by twenty-four basis points in 2021 and increased four basis points in 2020. The tax equivalent net interest margin was 3.80%, 3.69% and 3.93% for each of the years ended December 31, 2022, 2021 and 2020, respectively. The discussion of interest rate sensitivity included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 26 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Audited Financial Statements    Page

Management’s Report on Internal Control Over Financial Reporting    84
Report of Independent Registered Public Accounting Firm     86
Auditor Name: Crowe LLP
Auditor Location: Columbus, OH
Auditor Firm ID: 173
Consolidated Balance Sheets at December 31, 2022 and 2021    89
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020    91
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020    93
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2022, 2021 and 2020    94
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020    95
Notes to Consolidated Financial Statements    97

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

With the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, Secretary, and Treasurer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2022, the end of the Corporation’s fiscal year. In making this assessment, management used the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) Internal Control — Integrated Framework (2013).

Based on our assessment under the criteria described in the immediately preceding paragraph, management concluded that the
Corporation maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2022. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors of the Corporation.

The Corporation’s independent registered public accounting firm, Crowe LLP, has audited the Consolidated Balance Sheets of the Corporation and its subsidiaries at December 31, 2022 and 2021 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022, included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K and the Corporation’s internal control over financial reporting as of December 31, 2022, and has issued their Report of Independent

Registered Public Accounting Firm, which appears in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

/s/ David L. Trautman	/s/ Brady T. Burt
David L. Trautman	Brady T. Burt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Park National Corporation
Newark, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Park National Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The allowance for credit losses (the “ACL”) as described in Notes 1 and 6 is an accounting estimate of expected credit losses over the estimated life of loans. The Company’s loan portfolio, measured at amortized cost, is presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.

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

The allowance for credit losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. The principal considerations resulting in our determination included the following:

•Significant auditor judgment and audit effort to evaluate the significant assumptions related to the loss driver analysis, PD and LGD input into the DCF model, including assistance by our valuation services specialists.
•Significant auditor judgment and audit effort to evaluate the quantitative adjustment made, on top of the model, that weights the economic scenarios to reflect model risk in the current economic environment.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management's controls addressing:

◦Evaluation of the appropriateness of the loss driver analysis and probability of default and loss given default curves input into the model.
◦Evaluation of the relevance and reliability of data used in the DCF model.
◦Evaluation of the appropriateness of the key judgments used in the determination of the quantitative adjustment, made on top of the model, that weights the economic scenarios used in the forecast.

•Substantive testing included:
◦Evaluating the appropriateness of the loss driver analysis and probability of default and loss given default curves into the DCF model, assisted by our valuation services specialists.
◦Evaluating the relevance and reliability of data used in the DCF model.
◦Evaluating management’s judgments and the relevance of data used in applying a quantitative adjustment, made on top of the model, that weights the economic scenarios used in the forecast.

Crowe LLP

We have served as the Company's auditor since 2006.

Columbus, Ohio
March 1, 2023

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2022 and 2021

(In thousands, except share and per share data)	2022	2021

Assets
Cash and due from banks	$156,750	$144,507
Money market instruments	32,978	74,673
Cash and cash equivalents	189,728	219,180

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,854,852 and $1,727,363 at December 31, 2022 and 2021, respectively, and no allowance for credit losses at December 31, 2022 and 2021)	1,733,696	1,754,140
Other investment securities	87,091	61,268
Total investment securities	1,820,787	1,815,408

Total loans	7,141,891	6,871,122
Allowance for credit losses	(85,379)	(83,197)
Net loans	7,056,512	6,787,925

Other assets:
Bank owned life insurance	220,072	215,792
Prepaid assets	153,579	144,124
Goodwill	159,595	159,595
Other intangible assets	5,975	7,462
Premises and equipment, net	82,126	89,008
Affordable housing tax credit investments	60,968	58,711
Accrued interest receivable	34,704	23,413
Other real estate owned	1,354	775
Mortgage loan servicing rights	15,792	15,264
Operating lease right-of-use assets	17,600	13,446
Other	36,201	10,151
Total other assets	787,966	737,741

Total assets	$9,854,993	$9,560,254

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2022 and 2021

(In thousands, except share and per share data)	2022	2021

Liabilities and shareholders’ equity

Deposits:
Non-interest bearing	$3,074,276	$3,066,419
Interest bearing	5,160,439	4,838,109
Total deposits	8,234,715	7,904,528

Borrowings:
Short-term borrowings	227,342	238,786
Subordinated notes	188,667	188,210
Total borrowings	416,009	426,996

Other liabilities:
Operating lease liability	19,291	14,339
Accrued interest payable	3,486	3,116
Unfunded commitments in affordable housing tax credit investments	28,132	28,484
Allowance for credit losses on off-balance sheet commitments	5,214	4,282
Other	78,920	67,750
Total other liabilities	135,043	117,971

Total liabilities	8,785,767	8,449,495

Commitments and contingencies

Shareholders’ equity:

Preferred shares (200,000 preferred shares authorized; no preferred shares outstanding at December 31, 2022 and 2021)	$—	$—
Common shares, no par value (20,000,000 common shares authorized; 17,623,104 and 17,623,118 common shares issued at December 31, 2022 and 2021, respectively)	462,404	461,800
Accumulated other comprehensive (loss) income, net of taxes	(102,394)	15,155
Retained earnings	847,235	776,294
Less: Treasury shares (1,359,521 and 1,403,555 common shares at December 31, 2022 and 2021, respectively)	(138,019)	(142,490)
Total shareholders’ equity	1,069,226	1,110,759
Total liabilities and shareholders’ equity	$9,854,993	$9,560,254

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2022, 2021 and 2020

(In thousands, except per share data)	2022	2021	2020

Interest and dividend income:
Interest and fees on loans	$323,107	$317,208	$328,727
Interest and dividends on:
Debt securities - taxable	36,047	19,458	19,818
Debt securities - tax-exempt	10,964	8,307	8,436
Other interest income	8,129	880	739
Total interest and dividend income	378,247	345,853	357,720

Interest expense:
Interest on deposits:
Demand and savings deposits	17,646	1,595	9,142
Time deposits	3,314	4,711	12,186
Interest on short-term borrowings	1,395	767	1,110
Interest on subordinated notes and long-term debt	8,833	8,887	7,652
Total interest expense	31,188	15,960	30,090
Net interest income	347,059	329,893	327,630

Provision for (recovery of) credit losses	4,557	(11,916)	12,054
Net interest income after provision for (recovery of) credit losses	342,502	341,809	315,576

Other income:
Income from fiduciary activities	34,091	34,449	28,873
Service charges on deposit accounts	10,091	8,832	8,445
Other service income	15,295	29,812	37,611
Debit card fee income	26,046	25,865	22,160
Bank owned life insurance income	6,100	4,897	4,789
ATM fees	2,273	2,379	1,773
Gain (loss) on the sale of OREO, net	5,611	(4)	1,207
OREO valuation markup	12,039	64	105
Net gain on the sale of debt securities	—	—	3,286
Gain on equity securities, net	2,955	5,011	2,182
Other components of net periodic benefit income	12,108	8,152	7,952
Miscellaneous	9,326	10,487	7,281
Total other income	$135,935	$129,944	$125,664

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2022, 2021 and 2020

(In thousands, except per share data)	2022	2021	2020

Other expense:
Salaries	$133,299	$125,585	$128,040
Employee benefits	40,490	41,603	37,115
Occupancy expense	13,866	13,039	13,802
Furniture and equipment expense	11,901	10,887	18,805
Data processing fees	32,627	30,539	11,659
Professional fees and services	30,837	27,450	31,303
Marketing	5,335	6,073	5,828
Insurance	5,413	5,917	6,423
Communication	3,891	3,539	4,084
State tax expense	4,585	4,255	3,991
Amortization of intangible assets	1,487	1,798	2,263
FHLB prepayment penalty	—	—	10,529
Foundation contributions	4,000	4,000	3,000
Miscellaneous	10,247	8,833	9,753
Total other expense	297,978	283,518	286,595

Income before income taxes	180,459	188,235	154,645

Income taxes	32,108	34,290	26,722

Net income	$148,351	$153,945	$127,923

Earnings per common share:
Basic	$9.13	$9.45	$7.85
Diluted	$9.06	$9.37	$7.80

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
for years ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020

Net income	$148,351	$153,945	$127,923

Other comprehensive (loss) income net of income tax:
Defined benefit pension plan:
Amortization of net actuarial (gain) loss and amortization of prior service (cost) credit, net of income tax effect of $(3), $466 and $247, for the years ended December 31, 2022, 2021, and 2020, respectively	(12)	1,754	928
Unrealized net actuarial (loss) gain and prior service (cost) credit, net of income tax effect of $(233), $7,144 and $(2,306), for the years ended December 31, 2022, 2021, and 2020, respectively	(876)	26,875	(8,675)
Change in funded status of defined benefit pension plan, net of income tax effect	(888)	28,629	(7,747)

Debt securities available-for-sale:
Net gain realized on sale of debt securities AFS, net of income tax effect of $(690) for the year ended December 31, 2020	—	—	(2,596)
Change in unrealized holding (loss) gain on debt securities AFS, net of income tax effect of $(31,066), $(5,193) and $6,844, for the years ended December 31, 2022, 2021 and 2020, respectively	(116,867)	(19,537)	25,747
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect	(116,867)	(19,537)	23,151

Cash flow hedging derivatives:
Unrealized gain (loss) on cash flow hedging derivatives, net of income tax effect of $41, $131 and $(65) for the years ended December 31, 2022, 2021 and 2020, respectively	154	492	(244)
Reclassification adjustment for losses included in net income on cash flow hedging derivatives, net of income tax effect of $14 for the year ended December 31, 2022	52	—	—
Unrealized net holding gain (loss) on cash flow hedging derivatives, net of income tax effect	206	492	(244)

Other comprehensive (loss) income	$(117,549)	$9,584	$15,160

Comprehensive income	$30,802	$163,529	$143,083

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2022, 2021 and 2020

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount

Balance, January 1, 2020	—	$—	16,346,442	$459,389	$646,847	$(127,633)	$(9,589)
Net income					127,923
Other comprehensive income, net of income tax							15,160
Cash dividends, $4.28 per common share					(70,601)
Cash payment for fractional shares in dividend reinvestment plan			(36)	(3)
Share-based compensation expense				5,998
Issuance of 30,341 common shares under share-based compensation awards, net of 14,038 common shares withheld to pay employee income taxes			30,341	(4,697)	664	3,031
Treasury shares repurchased			(76,000)			(7,507)
Treasury shares reissued for director grants			13,450		(69)	1,343
Balance, December 31, 2020	—	$—	16,314,197	$460,687	$704,764	$(130,766)	$5,571
Cumulative effect of change in accounting principle for credit losses, net of income tax					(7,956)
Balance, January 1, 2021, as adjusted	—	$—	16,314,197	$460,687	$696,808	$(130,766)	$5,571
Net income					153,945
Other comprehensive income, net of income tax							9,584
Cash dividends, $4.52 per common share					(74,634)
Cash payment for fractional shares in dividend reinvestment plan			(45)	(6)
Share-based compensation expense				6,345
Issuance of 29,670 common shares under share-based compensation awards, net of 18,436 common shares withheld to pay employee income taxes			29,670	(5,226)	(141)	2,964
Treasury shares repurchased			(137,659)			(16,048)
Treasury shares reissued for director grants			13,400		316	1,360
Balance, December 31, 2021	—	$—	16,219,563	$461,800	$776,294	$(142,490)	$15,155
Net income					148,351
Other comprehensive loss, net of income tax							(117,549)
Cash dividends, $4.66 per common share					(76,771)
Cash payment for fractional shares in dividend reinvestment plan			(14)	(2)
Share-based compensation expense				5,879
Issuance of 34,245 common shares under share-based compensation awards, net of 21,219 common shares withheld to pay employee income taxes			34,245	(5,273)	(965)	3,477
Treasury shares reissued for director grants			9,789		326	994
Balance, December 31, 2022	—	$—	16,263,583	$462,404	$847,235	$(138,019)	$(102,394)

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020

Operating activities:
Net income	$148,351	$153,945	$127,923
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	4,557	(11,916)	12,054
Accretion of loan fees and costs, net	(12,085)	(25,185)	(21,598)
Net accretion of purchase accounting adjustments	(334)	(1,519)	(2,403)
Depreciation of premises and equipment	13,819	13,267	10,814
Amortization of investment securities, net	3,666	2,174	1,362
Borrowing prepayment penalty	—	—	10,529
Decrease (increase) in deferred income tax	611	(3,131)	(4,525)
Realized net debt securities gains	—	—	(3,286)
Gain on equity securities, net	(2,955)	(5,011)	(2,182)
Share-based compensation expense	7,199	8,021	7,272
Loan originations to be sold in secondary market	(173,880)	(569,080)	(1,026,346)
Proceeds from sale of loans in secondary market	185,361	609,377	1,031,227
Gain on sale of loans in secondary market	(4,243)	(18,018)	(24,269)
(Gain) loss on sale of OREO, net	(5,611)	4	(1,207)
OREO valuation markup	(12,039)	(64)	(105)
Gain on sale of non-mortgage loans	(495)	—	—
Bank owned life insurance income	(6,100)	(4,897)	(4,789)
Investment in qualified affordable housing tax credits amortization	7,743	7,313	7,046
Changes in assets and liabilities:
Increase in prepaid dealer premiums	(9,422)	(2,415)	(8,890)
(Increase) decrease in other assets	(4,467)	12,406	9,321
Decrease in other liabilities	(4,814)	(7,939)	(6,302)
Net cash provided by operating activities	$134,862	$157,332	$111,646

Investing activities:
Proceeds from redemption/repurchase of Federal Home Loan Bank stock	2,216	8,677	7,970
Proceeds from sales of investment securities	—	934	312,160
Proceeds from calls and maturities of:
AFS debt securities	186,123	232,197	223,728
Purchase of:
AFS debt securities	(317,278)	(953,900)	(354,299)
Equity securities	(9,165)	—	(3,567)
Net decrease in other investments	331	2,597	2,120
Net loan (originations) paydowns, portfolio loans	(271,753)	312,187	(620,200)

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2022, 2021 and 2020
(In thousands)	2022	2021	2020

Proceeds from the sale of non-mortgage loans	4,345	3,718	4,400
Proceeds from the sale of OREO	17,684	758	5,654
Life insurance death benefits	9,587	5,598	1,360
Purchases of bank owned life insurance	(7,500)	—	—
Investment in qualified affordable housing tax credits	(10,352)	(10,814)	(6,596)
Purchases of premises and equipment	(7,937)	(14,093)	(28,632)
Net cash used in investing activities	$(403,699)	$(412,141)	$(455,902)

Financing activities
Net (decrease) increase in deposits	(456,922)	605,168	1,230,073
Net decrease (increase) in off-balance sheet deposits	787,116	(272,952)	(710,101)
Net (decrease) increase in short-term borrowings	(11,444)	(103,444)	111,573
Proceeds from issuance of subordinated notes	—	—	172,620
Repayment of long-term debt	—	(32,500)	(170,529)
Value of common shares withheld to pay employee income taxes	(2,761)	(2,403)	(1,002)
Repurchase of common shares to be held as treasury shares	—	(16,048)	(7,507)
Cash dividends paid	(76,604)	(74,306)	(70,353)
Net cash provided by financing activities	$239,385	$103,515	$554,774
(Decrease) increase in cash and cash equivalents	(29,452)	(151,294)	210,518

Cash and cash equivalents at beginning of year	219,180	370,474	159,956
Cash and cash equivalents at end of year	$189,728	$219,180	$370,474

Cash paid for:
Interest	$30,818	$16,704	$29,157

Federal income taxes	24,670	25,505	24,260

Non cash items:
Loans transferred to OREO	$13,418	$150	$1,790

Non-mortgage loans transferred to held for sale, net	3,890	3,718	4,400

Right-of-use assets obtained in exchange for lease obligations	7,867	1,190	7,821

New commitments in affordable housing tax credit investments	10,000	10,000	10,000

New commitments in other investment securities	16,250	3,000	—

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

The COVID-19 pandemic and subsequent economic uncertainty have caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. Additionally, geopolitical conflict (including the conflict in Ukraine) and inflationary pressures have added uncertainty to the overall economic environment. The effects of the COVID-19 pandemic, geopolitical conflict, and inflationary pressures may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, and pension plan obligations and related expenses.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications had no impact on net income or shareholders' equity.

Restrictions on Cash and Due from Banks
As of March 26, 2020, the Federal Reserve Board eliminated reserve requirements for all depository institutions.There were no compensating balance arrangements in existence at December 31, 2022 or 2021.

Investment Securities
Debt securities are classified upon acquisition into one of three categories: HTM, AFS, or trading (see Note 4 - Investment Securities).

HTM securities are those debt securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. AFS debt securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. AFS debt securities are reported at fair value, with unrealized holding gains and losses excluded from earnings, but included in other comprehensive (loss) income, net of applicable income taxes. The Corporation did not hold any trading securities during any period presented.

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

ACL - Debt Securities AFS
For debt securities AFS in an unrealized loss position, Park first assesses whether it intends to sell, or it is more likely than not that Park will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through net income. For debt securities AFS that do not meet the aforementioned criteria, Park evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on debt securities AFS totaled $12.4 million and $6.3 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses.

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

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  The fair value of an interest rate lock is recorded at the time the commitment to fund a mortgage loan is executed and is adjusted for the expected exercise of a commitment before a loan is funded.  In order to hedge against a change in interest rates resulting from the Company's commitments to fund loans, the Company enters into forward commitments for the future delivery of mortgage loans.  The fair value of Park's mortgage banking derivatives is estimated based on the change in mortgage interest rates from the date the interest on a loan is locked. The fair value of these mortgage banking derivatives is included in "Loans" in the Consolidated Balance Sheets. Changes in the fair value of these mortgage banking derivatives are included in "Other service income" in the Consolidated Statements of Income.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable totaled $22.3 million and $17.1 million at December 31, 2022 and 2021, respectively, and was reported in "Accrued interest receivable" on the Consolidated Balance Sheets. Late charges on loans are recognized as income when they are collected. Net loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk
Park's commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 26 Ohio counties, four North Carolina counties, four South Carolina counties and one Kentucky county where PNB operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, accommodation and food services, health care and social assistance, other services, manufacturing, retail trade, and agriculture, forestry, fishing and hunting.

PCD Loans
The Company has purchased loans, some of which have shown evidence of credit deterioration since origination. Upon adoption of ASC 326, Park elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount, which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision for credit losses expense.

ACL - Loans
The ACL is a valuation account that is deducted from the amortized cost of total loans to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries cannot exceed the aggregate of the amounts previously charged-off and expected to be charged-off.

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

In creating the DCF model, Park established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through December 31, 2022, whenever possible. Park and peer FFIEC Call Report data are utilized when there are insufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. Park utilizes a third party to provide economic forecasts under various scenarios, which are weighted in order to reflect model risk in the then current economic environment. The weighting of the scenarios is evaluated on a quarterly basis considering the various scenarios in the context of the then current economic environment and presumed risk of loss.

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
•The effect of other external factors such as the regulatory, legal and technological environments, competition, geopolitical conflict, and events such as natural disasters or pandemics;
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in the markets in which Park operates that affect the collectibility of financial assets;
•Where the U.S. economy is within a given credit cycle; and
•The extent that there is government assistance (stimulus).

Allowance for Credit Losses - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status or classified as TDRs are to be individually evaluated. Individual analysis establishes a specific reserve for loans in scope.  Specific reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

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

Additionally, during the COVID-19 pandemic, Park worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. A majority of these modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. In accordance with this guidance, such modified loans were considered current and continued to accrue interest during the deferral period.

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

The range of depreciable lives over which premises and equipment are being depreciated are:

Buildings	30 Years
Building improvements	5 to 10 Years
Equipment, furniture and fixtures	3 to 12 Years
Software	3 Years or the contractual useful life of the software
Leasehold improvements	Shorter of the remaining lease period or the estimated useful life of the improvement

Other Real Estate Owned
Management transfers a loan to OREO at the time that Park takes deed/title to the asset. OREO is initially recorded at fair value less anticipated selling costs (net realizable value), establishing a new cost basis, and consists of property acquired through foreclosure and real estate held for sale. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for credit losses. If the net realizable value is above the carrying value of the loan at the date of transfer, any charged-off amounts are recovered and any additional amount is recorded within the line item "OREO valuation markup." These assets are subsequently accounted for at the lower of cost or fair value less costs to sell. Subsequent changes in the value of real estate are classified as OREO valuation adjustments, are reported as adjustments to the carrying amount of OREO, and recorded within the line item “Miscellaneous income". In certain circumstances where management believes the devaluation may not be permanent in nature, Park utilizes a valuation allowance to record OREO devaluations, which is expensed through the line item “Miscellaneous income". Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell), and costs relating to holding the properties are charged to the line item "Miscellaneous expense".

Foreclosed Assets
Foreclosed assets include non-real estate assets where Park, as creditor, has received physical possession of a borrower’s assets, regardless of whether formal foreclosure proceedings take place.  Additionally, TDRs in which Park obtains one of more of the debtor’s non-real estate assets in place of all or part of the receivable are accounted for as foreclosed assets.  Foreclosed assets are initially recorded as fair value less costs to sell when acquired, establishing a new cost basis.  Operating costs after acquisition are expensed as incurred. As of December 31, 2022 and 2021, Park had $605,000 and $3.3 million, respectively, of foreclosed assets included within “Other assets.”

Mortgage Servicing Rights
When Park sells mortgage loans with servicing retained, MSRs are recorded at fair value with the income statement effect recorded in "Other service income". Capitalized MSRs are amortized in proportion to and over the period of the estimated future servicing income of the underlying loan and are included within “Other service income”.

MSRs are assessed for impairment quarterly, based on fair value, with any impairment recognized through a valuation allowance. The fair value of MSRs is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates. In order to calculate fair value, the sold loan portfolio is stratified into homogeneous pools of like categories. (See Note 12 - Loan Servicing.)

Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. The amortization of MSRs is netted against loan servicing fee income and recorded in "Other service income".

Leases
Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At December 31, 2022 and 2021, all of Park's leases were classified as operating leases.

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

•Lease payments included in the measurement of the lease liability are comprised of the following:
◦Fixed payments, including in-substance fixed payments, owed over the lease term;
◦For certain of Park's gross real estate leases, non-lease components such as real estate taxes, insurance, and common area maintenance; and
◦Variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date.

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

Loss Contingencies
Park is routinely engaged in various litigation and other legal matters. These include defending against claims of improper loan, deposit account, and other banking practices, as well as trust and investment, intellectual property, contract, and other legal matters, and Park has a number of unresolved lawsuits and open matters pending resolution. In addition, Park is party to litigation involving the collection of delinquent accounts, challenges to security interests in collateral, foreclosure lawsuits, and similar matters which are part of, or incidental to, the ordinary course of business. While the ultimate liability with respect to these matters and claims cannot be determined at this time, management believes that losses, damages, or liabilities, if any, and other amounts relating to pending matters are not likely to be material to Park's consolidated financial position or results of operations. Reserves are established for these various litigation and other legal matters, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Dividend Restriction
Banking regulations require the maintenance of certain capital levels and may limit the dividends paid by a bank to its parent holding company or by the parent holding company to its shareholders.  (See Note 25 - Dividend Restrictions and Note 28 - Capital Ratios.)

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

Share-Based Compensation
Compensation cost is recognized for restricted stock units and stock awards issued to employees and directors, respectively, based on the fair value of these awards at the date of grant. The market price of Park’s common shares at the date of grant is used to estimate the fair value of restricted stock units and stock awards. Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period and is recorded in "Salaries" expense. (See Note 20 - Share-Based Compensation.) The Company's accounting policy is to recognize forfeitures as they occur.

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

Derivatives
At the inception of a derivative contract, Park designates the derivative as one of three types based on Park's intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). Park does not have any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into net income in the same periods during which the hedged transaction affects net income. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in net income, as non-interest income.

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

Park formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking the hedge transaction at the inception of the hedging relationship. The documentation includes linking cash flow hedges to specific assets and liabilities on the Consolidated Balance Sheets. Park also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used are highly effective in offsetting changes in cash flows of the hedged items. Park discontinues hedge accounting when it determines that a derivative is no longer effective in offsetting cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into net income over the same periods that the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the outstanding contracts. All the contracts to which the Company is party settle monthly or quarterly.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain the transferee from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Retirement Plans
Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The service cost component of pension expense is recorded within "Employee benefits" on the Consolidated Statements of Income. All other components of pension expense are recorded within "Other components of net periodic benefit income" on the Consolidated Statements of Income. Employee KSOP plan expense is the amount of matching contributions to Park's Employees Stock Ownership Plan. Deferred compensation and supplemental retirement plan expense allocate the benefits over years of service. (See Note 21 - Benefit Plans.)

Earnings Per Common Share
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under restricted stock unit awards. (See Note 20 - Share-Based Compensation and Note 24 - Earnings Per Common Share.)

Operating Segments
The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segment for the Corporation is its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio).

2. Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards
The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and accounting standards that have been issued but were not effective for Park as of December 31, 2022:

Adoption of New Accounting Pronouncements

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: Effective January 1, 2021, Park adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") ("ASC 326"), as amended. The accounting guidance in ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, HTM debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure.

Park adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning on and after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with the then applicable U.S. GAAP. Park recorded a net decrease to retained earnings of $8.0 million as of January 1, 2021 for the cumulative effect of adopting ASC 326.

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

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting: In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions to applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform if certain criteria are met. The amendments in this ASU were officially effective as of March 12, 2020 through December 31, 2022 but were extended by ASU 2022-06 as described below. The adoption of this guidance did not have a material impact on Park's consolidated financial statements, but Park will consider this guidance as contracts are transitioned from LIBOR to another reference rate.

Staff Accounting Bulletin ("SAB") No. 121: In March 2022, the SEC issued SAB No. 121. This SAB adds interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for their platform users. Specifically, this SAB provides interpretive guidance on the accounting and disclosure of obligations to safeguard crypto-assets held for platform users. This guidance was applicable no later than the financial statement covering the first interim or annual period ending after June 15, 2022. Management reviewed its business activities as of the date of adoption, June 30, 2022, and determined that SAB 121 was not materially impactful to the consolidated financial statements. Management has continued to monitor the impact of the guidance on a quarterly basis and determined that SAB 121 was not materially impactful to the financial statements at December 31, 2022.

ASU 2022-06 - Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848: In December 2022, the FASB issued ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was issued to extend the period of time preparers can use the reference rate reform relief guidance under the ASC Topic 848 from December 31, 2022 to December 31, 2024. The FASB had previously included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. At the time that ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting was issued, the UK Financial Conduct Authority had established the intent that it would no longer be necessary for banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022, 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. The amendments of ASU

2022-06 were effective immediately. The adoption of this guidance did not have a material impact on Park's consolidated financial statements, but Park will consider this guidance as contracts are transitioned from LIBOR to another reference rate.

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

For entities, like Park, that have adopted the amendments in ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. An entity may elect to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in ASU 2022-02 are to be applied prospectively, except for the amendments related to the recognition and measurement of TDRs which may be applied prospectively, or using a modified retrospective transition method. The adoption by Park of ASU 2022-02 on January 1, 2023 is not expected to have a material impact on the consolidated financial statements but will impact future disclosure requirements and reduce individually evaluated loan totals.

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

Through February 16, 2012, Park operated a second banking subsidiary, Vision Bank ("Vision"), which was engaged in a general commercial banking business, primarily in Baldwin County, Alabama and the panhandle of Florida. Promptly following the sale of the Vision business to Centennial Bank (a wholly-owned subsidiary of Home BancShares, Inc.), Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation and became a non-bank Florida corporation. Vision (the Florida corporation) merged with and into a wholly-owned, non-bank subsidiary of Park, SEPH, with SEPH being the surviving entity. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale to Centennial Bank. SEPH also holds OREO that had previously been transferred to SEPH from Vision. SEPH's assets consist primarily of nonperforming loans and OREO. This non-bank subsidiary represents a run off portfolio of the legacy Vision assets.

PNB provides the following principal services: the acceptance of deposits for demand, savings and time accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which are largely offered through a third party), home equity lines of credit and commercial leasing; trust and wealth management services; cash management; safe deposit operations; electronic funds transfers; and a variety of additional banking-related services. See Note 29 - Segment Information for financial information on the Corporation’s operating segments.

4. Investment Securities
"Debt securities" and "Other investment securities" are summarized below.

Debt Securities
The following table summarizes the amortized cost and fair value of debt securities at December 31, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) income.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2022:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,787	$37,213
Obligations of states and political subdivisions	423,285	1,620	18,194	406,711
U.S. Government sponsored entities’ asset-backed securities	839,399	—	82,638	756,761
Collateralized loan obligations	535,518	—	18,979	516,539
Corporate debt securities	17,650	—	1,178	16,472
Total	$1,854,852	$1,620	$122,776	$1,733,696

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2021:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$366,933	$22,682	$24	$389,591
U.S. Government sponsored entities’ asset-backed securities	849,114	13,437	8,088	854,463
Collateralized loan obligations	500,066	3	1,395	498,674
Corporate debt securities	11,250	169	7	11,412
Total	$1,727,363	$36,291	$9,514	$1,754,140

All debt securities were classified as AFS at December 31, 2022 and December 31, 2021.

The following table provides detail on investment securities in an unrealized loss position for which an allowance for credit losses had not been recorded at December 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$37,213	$1,787	$—	$—	$37,213	$1,787
Obligations of states and political subdivisions	270,905	18,194	—	—	270,905	18,194
U.S. Government sponsored entities’ asset-backed securities	446,423	27,507	310,338	55,131	756,761	82,638
Collateralized loan obligations	415,491	15,446	101,048	3,533	516,539	18,979
Corporate debt securities	7,388	862	1,684	316	9,072	1,178
Total	$1,177,420	$63,796	$413,070	$58,980	$1,590,490	$122,776

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$1,834	$24	$—	$—	$1,834	$24
U.S. Government sponsored entities’ asset-backed securities	333,653	4,996	73,431	3,092	407,084	8,088
Collateralized loan obligations	429,671	1,395	—	—	429,671	1,395
Corporate debt securities	2,243	7	—	—	2,243	7
Total	$767,401	$6,422	$73,431	$3,092	$840,832	$9,514

At December 31, 2022, Park’s debt security portfolio consisted of $1.7 billion of securities, $1.6 billion of which were in an unrealized loss position with unrealized losses of $122.8 million. Of the $1.6 billion of securities in an unrealized loss position, $413.1 million were in an unrealized loss position for 12 months or longer. Of the $122.8 million in unrealized losses, an aggregate of $84.4 million were related to Park's "Obligations of U.S. Government sponsored entities" portfolio and Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Management periodically reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for debt securities AFS at December 31, 2022 and December 31, 2021. Additionally, for the years ended December 31, 2022, 2021, and 2020, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2022, are shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value	Tax Equivalent Yield (1)
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities
Due one through five years	$39,000	$37,213	2.37%

Obligations of states and political subdivisions
Due one through five years	$2,289	$2,278	2.97%
Due five through ten years	271,564	271,658	3.68%
Due greater than ten years	149,432	132,775	3.15%
Total	$423,285	$406,711	3.49%

U.S. Government sponsored entities’ asset-backed securities	$839,399	$756,761	1.91%

Collateralized loan obligations	$535,518	$516,539	6.30%

Corporate debt securities
Due five through ten years	$17,650	$16,472	3.89%
(1) The tax equivalent yield for obligations of states and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

At December 31, 2022, investment securities with an amortized cost of $452.2 million were pledged for government and public fund deposits, $353.0 million were pledged to secure repurchase agreements and $7.2 million were pledged as collateral for FHLB advance borrowings. At December 31, 2021, investment securities with an amortized cost of $396.3 million were pledged for government and public fund deposits, $327.9 million were pledged to secure repurchase agreements and $9.5 million were pledged as collateral for FHLB advance borrowings.

At December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no sales of AFS debt securities during 2022 and 2021. During 2020, Park sold certain AFS debt securities with a book value of $112.5 million at a gross loss of $64,000 and sold certain AFS debt securities with a book value of $196.4 million at a gross gain of $3.4 million.

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

The carrying amount of other investment securities at December 31, 2022 and 2021 was as follows:

(In thousands)	December 31, 2022	December 31, 2021
FHLB stock	$11,197	$13,413
FRB stock	14,653	14,653
Equity investments carried at fair value	1,859	2,129
Equity investments carried at modified cost (1)	14,725	4,689
Equity investments carried at net asset value	44,657	26,384
Total other investment securities	$87,091	$61,268
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. An upward adjustment of $871,000 was recorded during the year ended December 31, 2022 as a result of observable price changes. There were no adjustments recorded during the year ended December 31, 2021 as a result of observable price changes.

During the year ended December 31, 2022, the FHLB repurchased 22,160 shares of FHLB stock with a book value of $2.2 million. During the year ended December 31, 2021, the FHLB repurchased 86,770 shares of FHLB stock with a book value of $8.7 million. During the year ended December 31, 2020, the FHLB repurchased 79,697 shares of FHLB stock with a book value of $8.0 million. No shares of FRB stock were purchased or sold in any of the years ended December 31, 2022, 2021, or 2020.

For the years ended December 31, 2022, 2021 and 2020, $601,000, $552,000 and $(239,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

For the years ended December 31, 2022, 2021 and 2020, $2.4 million, $4.5 million and $2.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

5. Loans
The composition of the loan portfolio at December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,295,238	$1,223,079
PPP loans	4,206	74,420
Overdrafts	1,489	1,127
Commercial real estate (1)	1,794,054	1,801,792
Construction real estate:
Commercial	208,982	214,561
Retail	116,433	107,225
Residential real estate:
Commercial	550,183	533,802
Mortgage	1,075,446	1,033,658
HELOC	167,151	165,605
Installment	4,091	5,642
Consumer:
Consumer	1,902,557	1,685,793
GFSC	274	1,793
Check loans	2,150	2,093
Leases	19,637	20,532
Total	$7,141,891	$6,871,122
Allowance for credit losses	(85,379)	(83,197)
Net loans	$7,056,512	$6,787,925
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in originating the first round of PPP loans during 2020, Park received an aggregate of $20.2 million in fees from the SBA, and for its assistance in originating additional PPP loans during 2021, Park received an aggregate of $12.9 million in fees from the SBA. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, $3.0 million, $16.3 million, and $13.7 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $18.2 million at December 31, 2022, and of $19.5 million at December 31, 2021, which represented a net deferred income position in both years. At December 31, 2022 and December 31, 2021, included in the net deferred origination fees, costs and unearned income were $68,000 and $2.8 million, respectively, in net origination fees related to PPP loans. At December 31, 2022 and December 31, 2021, loans included purchase accounting adjustments of $2.5 million and $4.2 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.5 million and $1.1 million were reclassified to loans at December 31, 2022 and December 31, 2021, respectively.

Credit Quality
The following tables present the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2022 and December 31, 2021:

	December 31, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$38,158	$3,261	$—	$41,419
PPP loans	—	—	389	389
Overdrafts	—	—	—	—
Commercial real estate	24,504	7,919	—	32,423
Construction real estate:
Commercial	1,712	—	—	1,712
Retail	1,254	12	—	1,266
Residential real estate:
Commercial	1,894	298	—	2,192
Mortgage	9,260	6,750	182	16,192
HELOC	1,133	187	7	1,327
Installment	51	1,037	—	1,088
Consumer:
Consumer	1,012	670	703	2,385
GFSC	10	—	—	10
Check loans	—	—	—	—
Leases	708	—	—	708
Total loans	$79,696	$20,134	$1,281	$101,111

	December 31, 2021
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$13,271	$9,396	$—	$22,667
PPP loans	—	—	793	793
Overdrafts	—	—	—	—
Commercial real estate	40,142	7,713	—	47,855
Construction real estate:
Commercial	52	169	—	221
Mortgage	716	9	—	725
Residential real estate:
Commercial	2,366	240	—	2,606
Mortgage	11,718	7,779	372	19,869
HELOC	1,590	803	—	2,393
Installment	82	1,508	—	1,590
Consumer
Consumer	1,518	700	431	2,649
GFSC	79	6	11	96
Check loans	—	—	—	—
Leases	1,188	—	—	1,188
Total loans	$72,722	$28,323	$1,607	$102,652

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at December 31, 2022 and December 31, 2021:

	December 31, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$28,291	$9,867	$3,440
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	22,965	1,539	130
Construction real estate:
Commercial	1,712	—	—
Retail	—	1,254	19
Residential real estate:
Commercial	1,894	—	—
Mortgage	—	9,260	85
HELOC	—	1,133	191
Installment	—	51	17
Consumer
Consumer	—	1,012	283
GFSC	—	10	1
Check loans	—	—	—
Leases	680	28	9
Total loans	$55,542	$24,154	$4,175

	December 31, 2021
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$11,494	$1,777	$1,343
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	39,151	991	188
Construction real estate:
Commercial	52	—	—
Retail	—	716	67
Residential real estate:
Commercial	2,366	—	—
Mortgage	—	11,718	73
HELOC	—	1,590	99
Installment	—	82	24
Consumer
Consumer	—	1,518	393
GFSC	—	79	10
Check loans	—	—	—
Leases	914	274	43
Total loans	$53,977	$18,745	$2,240

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,242	$7,788	$23,125	$39,155
Commercial real estate	35,908	28	—	35,936
Construction real estate:
Commercial	2,372	—	—	2,372
Residential real estate:
Commercial	2,479	—	—	2,479
Mortgage	90	—	—	90
Leases	—	708	—	708
Total loans	$49,091	$8,524	$23,125	$80,740

	December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$9,321	$13,366	$156	$22,843
Commercial real estate	52,901	37	—	52,938
Construction real estate:
Commercial	1,178	—	—	1,178
Residential real estate:
Commercial	2,906	—	57	2,963
Mortgage	370	—	—	370
HELOC	148	—	—	148
Leases	—	1,211	—	1,211
Total loans	$66,824	$14,614	$213	$81,651

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the years ended December 31, 2022 and 2021:

	Interest Income Recognized
(In thousands)	December 31, 2022	December 31, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$438	$180
PPP loans	—	—
Overdrafts	—	—
Commercial real estate	956	1,844
Construction real estate:
Commercial	32	39
Retail	13	4
Residential real estate:
Commercial	88	204
Mortgage	157	301
HELOC	16	17
Installment	3	2
Consumer:
Consumer	54	92
GFSC	5	14
Check loans
Leases	33	73
Total loans	$1,795	$2,770

The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the year ended December 31, 2020:

	December 31, 2020
(In thousands)	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$28,836	$30,280	$735
Commercial real estate	70,357	55,279	1,890
Construction real estate:
Commercial	3,110	1,291	50
Residential real estate:
Commercial	4,557	4,329	204
Consumer	—	—	—
Leases	1,595	1,115	—
Total	$108,455	$92,294	$2,879

The following tables present the aging of the amortized cost in past due loans at December 31, 2022 and December 31, 2021 by class of loan:

	December 31, 2022
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$378	$9,246	$9,624	$1,285,614	$1,295,238
PPP loans	155	389	544	3,662	4,206
Overdrafts	—	—	—	1,489	1,489
Commercial real estate	737	4,738	5,475	1,788,579	1,794,054
Construction real estate:
Commercial	751	—	751	208,231	208,982
Retail	1,035	523	1,558	114,875	116,433
Residential real estate:
Commercial	519	477	996	549,187	550,183
Mortgage	7,630	5,157	12,787	1,062,659	1,075,446
HELOC	832	587	1,419	165,732	167,151
Installment	57	4	61	4,030	4,091
Consumer:
Consumer	5,451	964	6,415	1,896,142	1,902,557
GFSC	48	—	48	226	274
Check loans	2	—	2	2,148	2,150
Leases	—	—	—	19,637	19,637
Total loans	$17,595	$22,085	$39,680	$7,102,211	$7,141,891
(1) Includes an aggregate of $1.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $58.9 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2021
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$2,908	$9,547	$12,455	$1,210,624	$1,223,079
PPP loans	242	793	1,035	73,385	74,420
Overdrafts	—	—	—	1,127	1,127
Commercial real estate	65	1,461	1,526	1,800,266	1,801,792
Construction real estate:
Commercial	—	—	—	214,561	214,561
Mortgage	346	660	1,006	106,219	107,225
Residential real estate:
Commercial	283	438	721	533,081	533,802
Mortgage	6,170	5,933	12,103	1,021,555	1,033,658
HELOC	565	1,011	1,576	164,029	165,605
Installment	49	31	80	5,562	5,642
Consumer
Consumer	2,614	618	3,232	1,682,561	1,685,793
GFSC	153	52	205	1,588	1,793
Check loans	10	—	10	2,083	2,093
Leases	60	526	586	19,946	20,532
Total loans	$13,465	$21,070	$34,535	$6,836,587	$6,871,122
(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $53.3 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at December 31, 2022 and December 31, 2021 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A loan is deemed impaired, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2022 and December 31, 2021 were as follows:

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$197,497	$198,999	$142,487	$60,845	$32,887	$47,135	$546,237	$1,226,087
Special Mention	700	313	918	315	4	35	25,536	27,821
Substandard	1,101	18	2,737	226	1,836	8,424	26,464	40,806
Doubtful	—	—	3	77	80	172	192	524
Total	$199,298	$199,330	$146,145	$61,463	$34,807	$55,766	$598,429	$1,295,238

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$1,875	$2,331	$—	$—	$—	$—	$4,206
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$1,875	$2,331	$—	$—	$—	$—	$4,206

Commercial real estate (1)
Risk rating
Pass	$323,235	$374,763	$372,653	$220,072	$107,467	$305,539	$14,052	$1,717,781
Special Mention	199	3,256	3,388	5,863	16,059	22,220	150	51,135
Substandard	7,856	1,427	3,007	3,561	856	5,471	428	22,606
Doubtful	—	—	—	—	1,941	591	—	2,532
Total	$331,290	$379,446	$379,048	$229,496	$126,323	$333,821	$14,630	$1,794,054

Construction real estate: Commercial
Risk rating
Pass	$107,976	$40,534	$21,556	$2,686	$1,428	$3,015	$29,183	$206,378
Special Mention	—	—	232	—	—	—	—	232
Substandard	652	800	260	—	660	—	—	2,372
Doubtful	—	—	—	—	—	—	—	—
Total	$108,628	$41,334	$22,048	$2,686	$2,088	$3,015	$29,183	$208,982

Residential Real Estate: Commercial
Risk rating
Pass	$107,086	$120,303	$147,802	$56,980	$33,140	$63,499	$15,191	$544,001
Special Mention	—	92	1,477	440	—	1,625	—	3,634
Substandard	610	449	264	29	304	553	339	2,548
Doubtful	—	—	—	—	—	—	—	—
Total	$107,696	$120,844	$149,543	$57,449	$33,444	$65,677	$15,530	$550,183

Leases
Risk rating
Pass	$7,629	$3,310	$3,347	$1,167	$981	$605	$—	$17,039
Special Mention	1,085	614	130	60	—	—	—	1,889
Substandard	—	—	464	111	12	26	—	613
Doubtful	—	—	—	96	—	—	—	96
Total	$8,714	$3,924	$3,941	$1,434	$993	$631	$—	$19,637

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Commercial Loans
Risk rating
Pass	$743,423	$739,784	$690,176	$341,750	$175,903	$419,793	$604,663	$3,715,492
Special Mention	1,984	4,275	6,145	6,678	16,063	23,880	25,686	84,711
Substandard	10,219	2,694	6,732	3,927	3,668	14,474	27,231	68,945
Doubtful	—	—	3	173	2,021	763	192	3,152
Total	$755,626	$746,753	$703,056	$352,528	$197,655	$458,910	$657,772	$3,872,300
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

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,489	$—	$—	$—	$—	$—	$—	$1,489
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,489	$—	$—	$—	$—	$—	$—	$1,489

Construction Real Estate: Retail
Performing	$71,923	$26,134	$8,218	$4,619	$1,618	$2,580	$75	$115,167
Nonperforming	731	—	523	—	—	12	—	1,266
Total	$72,654	$26,134	$8,741	$4,619	$1,618	$2,592	$75	$116,433

Residential Real Estate: Mortgage
Performing	$207,093	$227,131	$192,904	$90,014	$55,648	$286,464	$—	$1,059,254
Nonperforming	—	—	700	650	518	14,324	—	16,192
Total	$207,093	$227,131	$193,604	$90,664	$56,166	$300,788	$—	$1,075,446

Residential Real Estate: HELOC
Performing	$140	$299	$23	$130	$141	$1,957	$163,134	$165,824
Nonperforming	—	—	43	100	—	999	185	1,327
Total	$140	$299	$66	$230	$141	$2,956	$163,319	$167,151

Residential Real Estate: Installment
Performing	$187	$—	$1	$241	$62	$2,512	$—	$3,003
Nonperforming	—	—	7	2	16	1,063	—	1,088
Total	$187	$—	$8	$243	$78	$3,575	$—	$4,091

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Consumer
Performing	$823,484	$462,014	$333,336	$150,237	$61,174	$65,612	$4,315	$1,900,172
Nonperforming	440	489	424	355	157	520	—	2,385
Total	$823,924	$462,503	$333,760	$150,592	$61,331	$66,132	$4,315	$1,902,557

Consumer: GFSC
Performing	$—	$—	$55	$111	$45	$2	$51	$264
Nonperforming	—	—	—	10	—	—	—	10
Total	$—	$—	$55	$121	$45	$2	$51	$274

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,150	$2,150
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,150	$2,150

Total Consumer Loans
Performing	$1,104,316	$715,578	$534,537	$245,352	$118,688	$359,127	$169,725	$3,247,323
Nonperforming	1,171	489	1,697	1,117	691	16,918	185	22,268
Total	$1,105,487	$716,067	$536,234	$246,469	$119,379	$376,045	$169,910	$3,269,591

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,127	$—	$—	$—	$—	$—	$—	$1,127
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,127	$—	$—	$—	$—	$—	$—	$1,127

Construction Real Estate: Retail
Performing	$68,374	$26,247	$5,710	$2,743	$1,505	$1,842	$79	$106,500
Nonperforming	—	647	57	—	—	21	—	725
Total	$68,374	$26,894	$5,767	$2,743	$1,505	$1,863	$79	$107,225

Residential Real Estate: Mortgage
Performing	$230,299	$217,022	$114,077	$68,774	$59,939	$323,678	$—	$1,013,789
Nonperforming	—	626	785	824	574	17,060	—	19,869
Total	$230,299	$217,648	$114,862	$69,598	$60,513	$340,738	$—	$1,033,658

Residential Real Estate: HELOC
Performing	$400	$—	$121	$58	$41	$2,640	$159,952	$163,212
Nonperforming	89	40	—	37	90	1,811	326	2,393
Total	$489	$40	$121	$95	$131	$4,451	$160,278	$165,605

Residential Real Estate: Installment
Performing	$—	$3	$418	$111	$1,049	$2,471	$—	$4,052
Nonperforming	—	12	5	26	78	1,469	—	1,590
Total	$—	$15	$423	$137	$1,127	$3,940	$—	$5,642

Consumer: Consumer
Performing	$649,638	$505,555	$259,230	$119,222	$64,699	$62,136	$22,664	$1,683,144
Nonperforming	241	506	755	399	155	593	—	2,649
Total	$649,879	$506,061	$259,985	$119,621	$64,854	$62,729	$22,664	$1,685,793

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: GFSC
Performing	$—	$243	$986	$292	$63	$5	$108	$1,697
Nonperforming	—	9	73	5	9	—	—	96
Total	$—	$252	$1,059	$297	$72	$5	$108	$1,793

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,093	$2,093
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,093	$2,093

Total Consumer Loans
Performing	$949,838	$749,070	$380,542	$191,200	$127,296	$392,772	$184,896	$2,975,614
Nonperforming	330	1,840	1,675	1,291	906	20,954	326	27,322
Total	$950,168	$750,910	$382,217	$192,491	$128,202	$413,726	$185,222	$3,002,936

Loans and Leases Acquired with Deteriorated Credit Quality
In conjunction with the NewDominion acquisition, Park acquired loans with a book value of $277.9 million as of the July 1, 2018 acquisition date. These loans were recorded at the initial fair value of $272.8 million. NewDominion loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $5.1 million were recorded at the initial fair value of $4.9 million. In conjunction with the Carolina Alliance acquisition, Park acquired loans and leases with a book value of $589.7 million as of the April 1, 2019 acquisition date. Carolina Alliance loans and leases were recorded at the initial fair value of $578.6 million. Loans and leases acquired with deteriorated credit quality (ASC 310-30) with a book value of $19.9 million were recorded at the initial fair value of $18.4 million.

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At each of December 31, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2022 and December 31, 2021 was $4.7 million and $7.1 million, respectively.

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

In response to the COVID-19 pandemic, Park worked with borrowers and provided modifications in the form of either interest only deferral or principal and interest deferral, in each case, for initial periods of up to 90 days. As necessary, Park made available a second 90-day interest only deferral or principal and interest deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's then current situation. A majority of these modifications were excluded from the TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. The modified loans were considered current and continued to accrue interest during the deferral period. Section 4013 of the CARES Act expired on December 31, 2021; therefore, modifications occurring after that date are subject to previous TDR classification guidance. As of December 31, 2022, there were no loans which were still within the COVID-19 deferral period.

Certain loans which were modified during the years ended December 31, 2022 and 2021 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.
There were $29.6 million of substandard commercial loans modified during the year ended December 31, 2022 that did not meet the definition of a TDR. Excluding COVID-19 related modifications, there were $0.2 million of substandard commercial loans modified during the year ended December 31, 2021 that did not meet the definition of a TDR. Consumer loans modified during 2022, which did not meet the definition of a TDR, had a total amortized cost at December 31, 2022 of $41.7 million. Excluding COVID-19 related modifications, consumer loans modified during 2021, which did not meet the definition of a TDR, had a total amortized cost at December 31, 2021 of $32.9 million. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

At December 31, 2022 and 2021, there were $17.5 million and $20.9 million, respectively, of TDRs included in the nonaccrual loan totals. At December 31, 2022 and 2021, $7.5 million and $10.5 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured notes. At December 31, 2022 and 2021, loans totaling $20.1 million and $28.3 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it is appropriate to move certain nonaccrual TDRs to accrual status in the future.

At December 31, 2022 and 2021, Park had commitments to lend $1.6 million and $3.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

At December 31, 2022 and 2021, there were $2.2 million and $0.3 million, respectively, of specific reserves related to TDRs. Modifications made in 2022 and 2021 were largely the result of renewals and extending the maturity date of the loans at terms consistent with the original notes. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as individually evaluated loans, and thus were also previously evaluated for impairment under ASC 310. Additional specific reserves of $0.9 million were recorded during the year ended December 31, 2022, as a result of TDRs identified in the 2022 year. Additional specific reserves of $0.2 million were recorded during the year ended December 31, 2021, as a result of TDRs identified in the 2021 year. Additional specific reserves of $7,000 were recorded during the year ended December 31, 2020, as a result of TDRs identified in the 2020 year.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms and the terms of the renewal/modification are considered to be market terms based on the current risk characteristics of the borrower, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the years ended December 31, 2022 and 2021, Park removed the TDR classification on $1.0 million and $4.1 million, respectively, of loans that met the requirements discussed above.

The following tables detail the number of contracts modified as TDRs during the years ended December 31, 2022, 2021 and 2020 as well as the amortized cost/ recorded investment of these contracts at December 31, 2022, 2021, and 2020. The amortized cost/ recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically forgive principal.

	Year ended December 31, 2022
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	12	$2,254	$3,484	$5,738
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	9	1,040	813	1,853
Construction real estate:
Commercial	1	—	41	41
Retail	1	—	—	—
Residential real estate:
Commercial	4	21	274	295
Mortgage	15	865	368	1,233
HELOC	3	—	11	11
Installment	12	141	27	168
Consumer:
Consumer	89	196	359	555
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	10	—	101	101
Total loans	156	$4,517	$5,478	$9,995

	Year ended December 31, 2021
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	10	$1,356	$169	$1,525
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	15	2,002	6,747	8,749
Construction real estate:
Commercial	1	—	—	—
Retail	2	—	705	705
Residential real estate:
Commercial	5	95	574	669
Mortgage	14	146	396	542
HELOC	8	211	105	316
Installment	8	120	—	120
Consumer:
Consumer	131	116	417	533
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	1	—	325	325
Total loans	195	$4,046	$9,438	$13,484

	Year ended December 31, 2020
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Recorded Investment
Commercial, financial and agricultural	12	$107	$3,706	$3,813
Commercial real estate	9	—	3,235	3,235
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	26	—	26
Installment	1	—	14	14
Residential real estate:
Commercial	3	153	3	156
Mortgage	27	888	1,068	1,956
HELOC	7	14	52	66
Installment	18	163	65	228
Consumer	214	218	634	852
Total loans	292	$1,569	$8,777	$10,346

Of those loans which were modified and determined to be a TDR during the year ended December 31, 2022, $1.0 million were on nonaccrual status as of December 31, 2021. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2021, $5.4 million were on nonaccrual status as of December 31, 2020. Of those loans which were modified and determined to be a TDR during the year ended December 31, 2020, $0.4 million were on nonaccrual status as of December 31, 2019.

The following table presents the amortized cost/ recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the year ended December 31, 2022, December 31, 2021, and December 31, 2020. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for credit loss resulting from the defaults on TDR loans was immaterial.

	Year ended December 31, 2022		Year ended December 31, 2021		Year ended December 31, 2020
(In thousands)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
Commercial, financial and agricultural:					4	$2,776
Commercial, financial and agricultural	5	$2,091	—	$—	(1)	(1)
PPP loans	—	—	—	—	(1)	(1)
Overdrafts	—	—	—	—	(1)	(1)
Commercial real estate	—	—	—	—	1	223
Construction real estate:
Commercial	—	—	—	—	—	—
Retail	—	—	1	648	1	14
Residential real estate:
Commercial	1	93	—	—	1	3
Mortgage	4	154	4	280	11	993
HELOC	1	10	2	135	—	—
Installment	—	—	1	27	3	32
Consumer					34	360
Consumer	19	174	14	169	(1)	(1)
GFSC	—	—	—	—	(1)	(1)
Check loans	—	—	—	—	(1)	(1)
Leases	—	—	—	—	—	—
Total loans	30	$2,522	22	$1,259	55	$4,401
(1) Results for reporting periods beginning after January 1, 2021 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Category was not broken out as a separate class at December 31, 2020.

Of the $2.5 million in modified TDRs which defaulted during the year ended December 31, 2022, $2.0 million were accruing loans and $0.5 million were nonaccrual loans. Of the $1.3 million in modified TDRs which defaulted during the year ended December 31, 2021, $115,000 were accruing loans and $1.1 million were nonaccrual loans. Of the $4.4 million in modified TDRs which defaulted during the year ended December 31, 2020, $706,000 were accruing loans and $3.7 million were nonaccrual loans.

Certain of the Corporation’s executive officers, directors and related entities of directors are loan customers of PNB. As of December 31, 2022 and 2021, credit exposure aggregating approximately $37.3 million and $33.5 million, respectively, was outstanding to such parties. Of this total exposure, approximately $28.4 million and $27.1 million was outstanding at December 31, 2022 and 2021, respectively, with the remaining balance representing available credit. During 2022, new loans and advances on existing loans were made to these executive officers, directors and related entities of directors totaling $6.1 million and $1.2 million, respectively. These extensions of credit were offset by aggregate principal payments of $6.0 million. During 2021, new loans and advances on existing loans were $1.2 million and $9.7 million, respectively. These extensions of credit were offset by aggregate principal payments of $12.6 million and the removal of loans from the related party listing totaling $3.2 million.

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

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park updated the LDA in the fourth quarter of 2022 with data through September 30, 2022. After considering the impact of the inclusion of periods impacted by COVID, as well as analysis of the ongoing applicability of the selected peer group, management decided it was appropriate to continue to utilize the LDA analysis from the fourth quarter of 2019 as the correlation of the LDA was higher.
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
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2022.
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
◦As of December 31, 2021, the "most likely" scenario forecasted Ohio unemployment to decrease, to a range between 3.32% and 3.97%, during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2021, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications appeared to be optimistic, the Omicron variant, rising inflation, volatility in consumer confidence, employment, supply chain and workforce challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2021.
◦As of December 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 4.14% and 4.36% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high levels of inflation, historically low consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2022. Deteriorating forecasts, largely in the "moderate recession" scenario, resulted in a 10 basis point increase in the weighted quantitative allowance from December 31, 2021.

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

During 2020, Park added an additional reserve for three industries at particularly high risk due to the COVID-19 pandemic: hotels and accommodations; restaurants and food service; and strip shopping centers. These industries experienced high levels of deferrals and had been particularly impacted by shut downs of non-essential businesses, increased health department regulations, and changes in consumer behavior. Management expected that a relatively higher percentage of the 4-rated credits in these portfolios would eventually migrate to special mention, substandard, or individually evaluated status. In adopting CECL, management determined it was appropriate to retain this qualitative adjustment as this adjustment took into account the additional risk in these portfolios, which was not captured in the quantitative calculation. As COVID cases began to decline during the first quarter of 2022, travel increased, restrictions lifted, and consumers began increasing restaurant visits and shopping in person and these industries began to show signs of recovery. Beginning in the first quarter of 2022, management began decreasing these reserves 25% each quarter to take into account improvements in these industry sectors. In the fourth quarter 2022, these industries continued to show positive trends and COVID-19 has become less impactful to day-to-day life. Therefore, management deemed it appropriate to reduce the factors the remaining 25%, taking this qualitative adjustment to zero.

A breakout of the 4-rated balances within these portfolios and the additional reserve related to these portfolios, as of December 31, 2021, is detailed in the following table:

	December 31, 2021
(In thousands)	4-Rated Balance	Additional Reserve
Hotels and accommodations	$148,018	$2,226
Restaurants and food service	40,648	917
Strip shopping centers	184,171	2,033
Total	$372,837	$5,176

Additionally, at December 31, 2021, management applied a 1.00% reserve to all hotels and accommodations loans in the collectively evaluated population to account for increased valuation risk. At December 31, 2021, Park's collectively evaluated hotels and accommodation loans had a balance of $203.9 million with an additional reserve related to valuation risks of $2.0 million. With improvement in occupancy and revenue in Park's hotel and accommodations portfolio, management concluded it appropriate to decrease the hotel and accommodations valuation reserve to zero at December 31, 2022.

At December 31, 2022 and 2021, Park had $4.2 million and $74.4 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk at December 31, 2022 and December 31, 2021.

ACL Activity
The activity in the allowance for credit losses for the years ended December 31, 2022, 2021, and 2020 is summarized in the following tables.

	Year ended December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	2,056	1,578	33	81	5,343	42	9,133
Recoveries	(826)	(627)	(1,343)	(164)	(3,767)	(31)	(6,758)
Net charge-offs (recoveries)	1,230	951	(1,310)	(83)	1,576	11	2,375
Provision (recovery)	4,192	(6,686)	(1,518)	5,324	3,311	(66)	4,557
Ending balance	$16,987	$17,829	$5,550	$16,831	$28,021	161	$85,379

	Year ended December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	957	35	—	49	4,052	—	5,093
Recoveries	(639)	(802)	(2,299)	(941)	(3,759)	(1)	(8,441)
Net charge-offs (recoveries)	318	(767)	(2,299)	(892)	293	(1)	(3,348)
(Recovery) Provision	(3,008)	(900)	(1,931)	(3,952)	(1,764)	(361)	(11,916)
Ending balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197

	Year ended December 31, 2020
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$20,203	$10,229	$5,311	$8,610	$12,211	$115	$56,679
Charge-offs	1,468	1,824	6	356	6,634	16	10,304
Recoveries	(20,765)	(738)	(1,122)	(991)	(3,629)	(1)	(27,246)
Net (recoveries) charge-offs	(19,297)	1,086	(1,116)	(635)	3,005	15	(16,942)
(Recovery) Provision	(13,892)	14,337	861	2,118	8,212	418	12,054
Ending balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at December 31, 2022 and December 31, 2021, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all loans internally classified as commercial nonaccrual loans and TDRs at December 31, 2022 and December 31, 2021, which are evaluated for impairment in accordance with U.S. GAAP (See Note 1-Significant Accounting Policies).

The composition of the ACL at December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,426	$131	$—	$—	$—	$9	$3,566
Collectively evaluated for impairment	13,561	17,698	5,550	16,831	28,021	152	$81,813
Acquired with deteriorated credit quality	—	—	—	—	—	—	$—
Total ending allowance balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379

Loan balance:
Loans individually evaluated for impairment	$41,307	$32,423	$1,712	$2,191	$—	$708	$78,341
Loans collectively evaluated for impairment	1,259,524	1,758,118	323,043	1,794,302	1,904,981	18,929	7,058,897
Loans acquired with deteriorated credit quality	102	3,513	660	378	—	—	4,653
Total ending loan balance	$1,300,933	$1,794,054	$325,415	$1,796,871	$1,904,981	$19,637	$7,141,891

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	8.29%	0.40%	—%	—%	—%	1.27%	4.55%
Loans collectively evaluated for impairment	1.08%	1.01%	1.72%	0.94%	1.47%	0.80%	1.16%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.31%	0.99%	1.71%	0.94%	1.47%	0.82%	1.20%

	December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,385	$188	$—	$—	$—	$43	$1,616
Collectively evaluated for impairment	12,640	25,278	5,758	11,424	26,286	195	$81,581
Acquired with deteriorated credit quality	—	—	—	—	—	—	$—
Total ending allowance balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197

Loan balance:
Loans individually evaluated for impairment	$22,666	$47,820	$222	$2,606	$—	$1,188	$74,502
Loans collectively evaluated for impairment	1,275,783	1,748,854	320,608	1,735,226	1,689,679	19,321	6,789,471
Loans acquired with deteriorated credit quality	177	5,118	956	875	—	23	7,149
Total ending loan balance	$1,298,626	$1,801,792	$321,786	$1,738,707	$1,689,679	$20,532	$6,871,122

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	6.11%	0.39%	—%	—%	—%	3.62%	2.17%
Loans collectively evaluated for impairment	0.99%	1.45%	1.80%	0.66%	1.56%	1.01%	1.20%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.08%	1.41%	1.79%	0.66%	1.56%	1.16%	1.21%

7. Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $2.1 million and $9.4 million at December 31, 2022 and 2021, respectively. These amounts are included in "Loans" on the Consolidated Balance Sheets and in the residential real estate loan segments in Note 5 - Loans and Note 6 - Allowance for Credit Losses. The contractual balance was $2.1 million and $9.2 million at December 31, 2022 and 2021, respectively. The gain expected upon sale was $41,000 and $166,000 at December 31, 2022 and 2021, respectively. None of these loans were 90 days or more past due or on nonaccrual status at December 31, 2022 or 2021.

During 2022, Park transferred certain commercial loans held for investment, previously nonperforming, with an amortized cost of $6.3 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, recording a charge-off in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loans were moved to the held for sale portfolio. The sale of $3.9 million in loans held for sale was subsequently completed and Park recognized a gain on sale of $495,000 which is recorded within "Miscellaneous income" on the Consolidated Statements of Income. The remaining $2.4 million in loans held for sale were transferred back to loans held for investment at the lower of cost or fair value. During 2020, Park transferred a non-performing loan held for investment, with a book balance of $4.4 million, to the loans held for sale portfolio, and subsequently completed the sale of this non-performing loan held for sale, recognizing no gain or loss on sale. No non-performing loans were held for sale or sold during 2021.

8. Goodwill and Other Intangible Assets
The following table shows the activity in goodwill and other intangible assets for the years ended December 31, 2022, 2021 and 2020.

(In thousands)	Goodwill	Other Intangible Assets	Total
January 1, 2020	$159,595	$11,523	$171,118
Amortization	—	2,263	2,263
December 31, 2020	$159,595	$9,260	$168,855
Amortization	—	1,798	1,798
December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	1,487	1,487
December 31, 2022	$159,595	$5,975	$165,570

Goodwill

Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value. Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. At April 1, 2022, the Company's reporting unit, PNB, had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of December 31, 2022 and 2021.

	2022		2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization/Impairment	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$14,456	$8,481	$14,456	$6,994
Trade name intangible	1,300	1,300	1,300	1,300
Total	$15,756	$9,781	$15,756	$8,294

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. Amortization expense for the core deposit intangibles was $1.5 million, $1.8 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following is a schedule of estimated core deposit intangibles amortization expense for each of the next five years:

(In thousands)	Total
2023	$1,323
2024	1,215
2025	1,042
2026	887
2027	754

9. Premises and Equipment
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2022	2021
Land	$22,139	$21,992
Buildings	97,510	97,128
Equipment, furniture and fixtures	77,446	76,675
Leasehold improvements	3,575	6,436
Software	28,665	24,698
Total	$229,335	$226,929
Less accumulated depreciation	(147,209)	(137,921)
Premises and equipment, net	$82,126	$89,008

Depreciation expense amounted to $13.8 million, $13.3 million and $10.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Park records leased assets where Park acts as the lessor within "Other assets" on the Consolidated Balance Sheets. Equipment subject to lease agreements at December 31, 2022 and 2021 is summarized below:

December 31 (In thousands)	2022	2021
Equipment	$4,427	$7,298
Less accumulated depreciation	(3,162)	(4,860)
Leased assets, net	$1,265	$2,438

Depreciation expense on operating lease assets of $1.1 million, $1.5 million, and $1.8 million was recorded for the years ended December 31, 2022, 2021 and 2020 respectively.

10. Investments in Qualified Affordable Housing
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

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of December 31, 2022 and 2021.

(In thousands)	December 31, 2022	December 31, 2021
Affordable housing tax credit investments	$60,968	$58,711
Unfunded commitments	28,132	28,484

Commitments are funded when capital calls are made by the general partner of a limited partnership. Park expects that the commitments as of December 31, 2022 will be funded between 2023 and 2032.

During the years ended December 31, 2022, 2021 and 2020, Park recognized amortization expense of $7.7 million, $7.3 million and $7.0 million, respectively, which was included within the provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $9.3 million, $8.8 million and $8.7 million, respectively.

11. Foreclosed and Repossessed Assets
Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amount of foreclosed properties held at December 31, 2022 and December 31, 2021 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(In thousands)	December 31, 2022	December 31, 2021
OREO:
Commercial real estate	$1,354	$—
Residential real estate	—	775
Total OREO	$1,354	$775

Loans in process of foreclosure:
Residential real estate	$1,614	$1,148

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired. During the year ended December 31, 2022, Park recognized a $12.0 million OREO valuation markup related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. This income is included in "OREO valuation markup" on the Consolidated Statements of Income. There was no OREO valuation markup related to former Vision Bank relationships during the year ended December 31, 2021.

During the year ended December 31, 2022, Park recognized a $5.6 million gain on the sale of OREO related to former Vision Bank relationships. This income is included in "Gain (loss) on the sale of OREO, net" on the Consolidated Statements of Income. There was no gain or loss on the sale of OREO related to former Vision Bank relationships during the year ended December 31, 2021.

In addition to real estate, Park may also repossess different types of collateral. As of December 31, 2022 and December 31, 2021, Park had $0.6 million and $3.3 million in other repossessed assets which are included in "Other assets" on the Consolidated Balance Sheets. At December 31, 2021, the other repossessed assets largely consisted of an aircraft acquired as part of a loan workout.

12. Loan Servicing
Park serviced sold mortgage loans of $2,051 million at December 31, 2022, compared to $2,132 million at December 31, 2021 and $1,972 million at December 31, 2020. At December 31, 2022, $3.2 million of the sold mortgage loans were sold with recourse compared to $3.3 million at December 31, 2021 and $1.7 million at December 31, 2020. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. As of December 31, 2022 and 2021, management had established a reserve of $59,000 and $57,000, respectively, to account for future loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

December 31 (In thousands)	2022	2021	2020
MSRs:
Carrying amount, net, beginning of year	$15,264	$12,210	$10,070
Additions	1,455	4,945	8,627
Amortization	(2,313)	(3,512)	(4,123)
Change in valuation allowance	1,386	1,621	(2,364)
Carrying amount, net, end of year	$15,792	$15,264	$12,210
Valuation allowance:
Beginning of year	$1,568	$3,189	$825
Change in valuation allowance	(1,386)	(1,621)	2,364
End of year	$182	$1,568	$3,189

The fair value of MSRs was $17.4 million and $15.3 million at December 31, 2022 and 2021, respectively. The fair value of MSRs at December 31, 2022 was established using a discount rate of 12% and constant prepayment speeds ranging from 6.96% to 19.14%. The fair value of MSRs at December 31, 2021 was established using a discount rate of 12% and constant prepayment speeds ranging from 11.10% to 27.90%.

Servicing fees included in "Other service income" were $5.4 million, $5.3 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

13. Leases
Park is a lessee in several noncancellable operating lease arrangements, primarily for retail branches, administrative and warehouse buildings, ATMs, and certain office equipment within its Ohio, North Carolina, South Carolina, and Kentucky markets. Certain of these leases contain renewal options for periods ranging from one to five years. Park’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease arrangements include fixed payments plus, for many of Park’s real estate leases, variable payments such as Park's proportionate share of property taxes, insurance and common area maintenance.
Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at December 31, 2022 were $17.6 million and $19.3 million, respectively. At December 31, 2021, the carrying amounts of Park's ROU assets and lease liability were $13.4 million and $14.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Statements of Income.

Other information related to operating leases for the years ended December 31, 2022, 2021 and 2020 follows:

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Lease cost
Operating lease cost	$3,073	$2,827	$3,463
Sublease income	(252)	(253)	(352)
Total lease cost	$2,821	$2,574	$3,111

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,116	$3,199	$3,553
ROU assets obtained in exchange for new operating lease liabilities	$7,867	$1,190	$7,821
Reductions to ROU assets resulting from reductions to lease obligations	$(2,812)	$(2,865)	$(3,084)

Park's operating leases had a weighted average remaining term of 10.0 years and 6.8 years at December 31, 2022 and 2021, respectively. The weighted average discount rate of Park's operating leases was 3.3% and 2.3% at December 31, 2022 and 2021, respectively.

Undiscounted cash flows included in lease liabilities at December 31, 2022 have expected contractual payments as follows:

(In thousands)	December 31, 2022
2023	$3,599
2024	2,485
2025	2,142
2026	2,097
2027	2,030
Thereafter	11,020
Total undiscounted minimum lease payments	$23,373
Less: imputed interest	(4,082)
Total lease liabilities	$19,291

14. Deposits
At December 31, 2022 and 2021, non-interest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2022	2021
Non-interest bearing	$3,074,276	$3,066,419
Interest bearing	5,160,439	4,838,109
Total	$8,234,715	$7,904,528

At December 31, 2022, the maturities of time deposits were as follows:

(In thousands)
2023	$346,856
2024	122,885
2025	35,005
2026	24,463
2027	25,194
After 5 years	42
Total	$554,445

At December 31, 2022 and 2021, respectively, Park had approximately $17.5 million and $29.6 million of deposits received from Park's executive officers, Park directors and related entities of Park directors.

Time deposits that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2022 and 2021 were $44.3 million and $65.8 million, respectively.

15. Repurchase Agreement Borrowings
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

At December 31, 2022 and December 31, 2021, Park's repurchase agreement borrowings totaled $227.3 million and $213.8 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $313.1 million and $334.9 million at December 31, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of December 31, 2022 and December 31, 2021, Park had $1,147 million and $1,225 million, respectively, of available unpledged securities.
The following table presents the carrying value of Park's repurchase agreement borrowings by remaining contractual maturity and collateral pledged at December 31, 2022 and December 31, 2021:

	December 31, 2022
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$227,342	$—	$—	$—	$227,342

	December 31, 2021
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$213,786	$—	$—	$—	$213,786

See Note 16 - Short-Term Borrowings for additional information related to repurchase agreements.

16. Short-Term Borrowings
Short-term borrowings were as follows:

December 31 (In thousands)	2022	2021
Securities sold under agreements to repurchase	$227,342	$213,786
FHLB advances	—	25,000
Total short-term borrowings	$227,342	$238,786

The outstanding balances for all short-term borrowings as of December 31, 2022 and 2021 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

(In thousands)	Repurchase agreements	FHLB Advances
2022
Ending balance	$227,342	$—
Highest month-end balance	227,342	25,000
Average daily balance	199,813	7,195
Weighted-average interest rate:
As of year-end	1.39%	—%
Paid during the year (1)	0.57%	0.04%
2021
Ending balance	$213,786	$25,000
Highest month-end balance	297,118	25,000
Average daily balance	261,967	25,025
Weighted-average interest rate:
As of year-end	0.03%	0.23%
Paid during the year (1)	0.04%	0.23%
(1) Interest rate swaps with notional amounts of a zero balance at December 31, 2022 (the swap was paid off during 2022) and a balance of $25.0 million at December 31, 2021 were designated as cash flow hedges of certain FHLB advances. Including interest expense related to the swaps, the weighted average interest rate paid during the year on FHLB advances was 3.62% and 2.69% for 2022 and 2021, respectively.

During 2021 and 2022, outstanding FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2022 and December 31, 2021, $7.2 million and $9.5 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2022 and December 31, 2021, $1,832 million and $1,749 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB. See Note 15 - Repurchase Agreement Borrowings for information related to investment securities collateralizing repurchase agreements.

17. Long-Term Debt
Park did not have long-term borrowings at either December 31, 2022 or December 31, 2021.

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

18. Subordinated Notes
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

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate will be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the holders of the Company’s senior indebtedness and of the Federal Reserve Board to the extent the approval of the Federal Reserve Board is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The issuance costs of the Subordinated Notes totaled $2.4 million, which amount is being amortized through the Subordinated Note call date. At December 31, 2022 and 2021, the Subordinated Notes, net of unamortized issuance costs, totaled $173.7 million and $173.2 million, and qualify as Tier 2 capital for Park under the Federal Reserve Board capital adequacy rules.

19. Derivatives
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

Borrowing Derivatives: At December 31, 2022, Park had no borrowing derivatives. Interest rate swaps with notional amounts totaling $25.0 million at December 31, 2021 were designated as cash flow hedges of certain FHLB advances.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $21.7 million and $29.7 million at December 31, 2022 and December 31, 2021, respectively.

All of the Company's interest rate swaps were determined to be fully effective during the years ended December 31, 2022 and 2021. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive (loss) income". The amount included in "Accumulated other comprehensive (loss) income, net of tax" would be reclassified to net income should the hedges no longer be considered effective. During the year ended December 31, 2022, Park recognized expense of $66,000 as the result of the early termination of a borrowing interest rate swap. No expense related to early termination was recognized during the years ended December 31, 2021 and 2020, respectively. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022		December 31, 2021
(In thousands, except weighted average data)	Borrowing Derivatives	Loan Derivatives	Borrowing Derivatives	Loan Derivatives
Notional amounts	$—	$21,700	$25,000	$29,651
Weighted average pay rates	—%	4.553%	2.595%	4.668%
Weighted average receive rates	—%	4.553%	0.124%	4.668%
Weighted average maturity (years)	0.0	7.9	0.5	8.2
Unrealized losses	$—	$—	$262	$—

Interest expense recorded on swap transactions was $171,000, $614,000 and $423,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Interest Rate Swaps
The following table presents the net gains (losses), net of income taxes, recorded in OCI and the Consolidated Statements of Income related to interest rate swaps for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31, 2022
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate contracts	$154	$—	$52

	Year ended December 31, 2021
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate contracts	$492	$—	$—

	Year ended December 31, 2020
(In thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Expense Recognized in Miscellaneous Expense
Interest rate contracts	$(244)	$—	$—

The following table reflects the interest rate swaps included in the Consolidated Balance Sheets as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$—	$—
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	—	—	29,651	1,952
Matched interest rate swaps with counterparty	21,700	1,508	—	—
Total included in "Other assets"	$21,700	$1,508	$29,651	$1,952

Included in "Other liabilities":
Borrowing derivatives - interest rate swaps related to FHLB advances	$—	$—	$25,000	$(262)
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	21,700	(1,508)	—	—
Matched interest rate swaps with counterparty	—	—	29,651	(1,952)
Total included in "Other liabilities"	$21,700	$(1,508)	$54,651	$(2,214)

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

At December 31, 2022 and December 31, 2021, Park had $2.1 million and $13.3 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $46,000 and $0.3 million at December 31, 2022 and December 31, 2021, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At December 31, 2022 and 2021, the fair value of the swap liability of $243,000 and $226,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

20. Share-Based Compensation
The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2022, 375,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2022, 75,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During 2022, 2021 and 2020, Park granted 9,789, 13,400 and 13,450 common shares, respectively, to directors of Park and to directors of PNB (and its divisions) under the 2017 Non-Employee Directors LTIP. The common shares granted to directors were not subject to a vesting period and resulted in expense of $1.3 million, $1.7 million, and $1.3 million in 2022, 2021, and 2020, respectively, which is included in "Professional fees and services" on the Consolidated Statements of Income.

During 2022, 2021 and 2020, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 52,335, 61,890 and 62,265 common shares, respectively, to certain employees of Park and its subsidiaries. As of December 31, 2022, Park had nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and will also be subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the years ended December 31, 2022 and 2021 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2021	204,108
Granted	61,890
Vested	(48,106)
Forfeited	(3,522)
Adjustment for performance conditions of PBRSUs (1)	(2,551)
Nonvested at January 1, 2022	211,819
Granted	52,335
Vested	(55,464)
Forfeited	(8,406)
Adjustment for performance conditions of PBRSUs (1)	(634)
Nonvested at December 31, 2022 (2)	199,650
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of December 31, 2022, an aggregate of 198,737 PBRSUs and TBRSUs are expected to vest.

A summary of awards that vested during the twelve months ended December 31, 2022 and 2021 follows:

	Twelve Months Ended December 31,
	2022	2021
PBRSU and TBRSU vested	55,464	48,106
Common shares withheld to satisfy employee income tax withholding obligations	21,219	18,436
Net common shares issued	34,245	29,670

Share-based compensation expense of $5.9 million, $6.3 million and $6.0 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively, related to PBRSU and TBRSU awards to employees. The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs currently outstanding:

(In thousands)
2023	$4,375
2024	2,869
2025	1,200
2026	193
Total	$8,637

21. Benefit Plans
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of Park National Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There was no pension contribution in 2022 or 2021 and no contribution is expected to be made in 2023.

Using accrual measurement dates of December 31, 2022 and 2021, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2022	2021
Change in fair value of plan assets
Fair value at beginning of measurement period	$263,473	$230,442
Actual return on plan assets	(37,319)	48,138
Benefits paid	(17,016)	(15,107)
Fair value at end of measurement period	$209,138	$263,473
Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$182,964	$184,410
Service cost	9,749	9,916
Interest cost	5,705	5,359
Plan amendments	558	—
Actuarial loss	(54,566)	(1,614)
Benefits paid	(17,016)	(15,107)
Projected benefit obligation at the end of measurement period	$127,394	$182,964
Funded status at end of year (fair value of plan assets less benefit obligation)	$81,744	$80,509

The decrease in the projected benefit obligation ("PBO") from $183.0 million as of December 31, 2021 to $127.4 million as of December 31, 2022, was the result of an increase in the discount rate from 3.23% to 5.32% and assumption updates for IRS mortality tables, partially offset by demographic losses driven by termination experience, salary increases greater than assumed, and the impact of plan amendments.

The asset allocation for the Pension Plan as of each measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset category	Target Allocation	2022	2021
Equity securities	50% - 100%	84%	82%
Fixed income and cash equivalents	remaining balance	16%	18%
Total		100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets used to measure the benefit obligation was 6.92% at both December 31, 2022 and December 31, 2021. This return was based on the expected long-term return of each of the asset categories, weighted based on the median of the target allocation for each class.

The accumulated benefit obligation for the Pension Plan was $106.3 million and $146.2 million at December 31, 2022 and 2021, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2022 and 2021, the fair value of the 115,800 common shares held by the Pension Plan was $16.3 million, or $140.75 per share and $15.9 million, or $137.31 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Discount rate	5.32%	3.23%	3.00%
Rate of compensation increase
Under age 30	8.25%	8.25%	8.25%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	5.00%	5.00%	5.00%
Ages 50-54	4.25%	4.25%	4.25%
Ages 55-59	3.75%	3.75%	3.75%
Ages 60-64	3.50%	3.50%	3.50%
Ages 65 and over	3.25%	3.25%	3.25%
Interest crediting rate	4.07%	N/A	N/A

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below (in thousands):

2023	$9,684
2024	9,769
2025	10,143
2026	10,111
2027	11,053
2028-2032	51,388
Total	$102,148

The following table shows ending balances of accumulated other comprehensive loss at December 31, 2022 and 2021.

(In thousands)	2022	2021
Prior service (cost) credit	$(436)	$137
Net actuarial loss	(8,020)	(7,469)
Total	(8,456)	(7,332)
Deferred taxes	1,776	1,540
Accumulated other comprehensive loss	$(6,680)	$(5,792)

Using actuarial measurement dates of December 31 for 2022, 2021 and 2020, components of net periodic benefit income and other amounts recognized in other comprehensive (loss) income were as follows:

(In thousands)	2022	2021	2020	Affected Line Item in the Consolidated Statements of Income
Components of net periodic benefit income (loss) and other amounts recognized in other comprehensive (loss) income
Service cost	$(9,749)	$(9,916)	$(8,319)	Employee benefits
Interest cost	(5,705)	(5,359)	(5,283)	Other components of net periodic benefit income
Expected return on plan assets	17,798	15,731	14,410	Other components of net periodic benefit income
Recognized net actuarial loss and prior service cost	15	(2,220)	(1,175)	Other components of net periodic benefit income
Net periodic benefit income (loss)	$2,359	$(1,764)	$(367)
Net actuarial (loss) gain and prior service credit	$(1,109)	$34,019	$(10,981)
Amortization of net (gain) loss	(15)	2,220	1,175
Total recognized in other comprehensive (loss) income	(1,124)	36,239	(9,806)
Total recognized in net benefit income (loss) and other comprehensive income (loss)	$1,235	$34,475	$(10,173)

The weighted average assumptions used to determine net periodic benefit income (loss) for the years ended December 31, 2022, 2021 and 2020 are listed below:

	2022	2021	2020
Discount rate	3.23%	3.00%	3.53%
Rate of compensation increase
Under age 30	8.25%	8.25%	10.00%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	5.00%	5.00%	4.00%
Ages 50-54	4.25%	4.25%	3.00%
Ages 55-59	3.75%	3.75%	3.00%
Ages 60-64	3.50%	3.50%	3.00%
Ages 65 and over	3.25%	3.25%	3.00%
Expected long-term return on plan assets	6.92%	7.00%	7.00%

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

The fair value of the plan assets at December 31, 2022 and December 31, 2021, by asset class, is as follows.

	Fair Value Measurements		Fair Value Measurements
	at December 31, 2022, Using		at December 31, 2021, Using
(In thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Interest-bearing account	$1,959	$3,910	$3,222	$4,731
Mutual funds	46,093	—	60,987	—
U.S. Government agency obligations	—	12,513	—	15,254
Corporate bonds	—	12,562	—	16,815
Common stocks	132,101	—	162,464	—
Total	$180,153	$28,985	$226,673	$36,800

Salary Deferral Plan

The Corporation has a voluntary salary deferral plan (the Corporation's Employees Stock Ownership Plan) covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $4.6 million, $4.3 million, and $4.2 million for 2022, 2021 and 2020, respectively.

Supplemental Executive Retirement Plan

The Corporation has entered into Supplemental Executive Retirement Plan Agreements (the "SERP Agreements") with certain key officers of Park National Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal income tax law. The accrued benefit cost for the SERP Agreements totaled $14.2 million and $13.4 million for 2022 and 2021, respectively, and is recorded within "Other liabilities" on the Consolidated Balance Sheet. The expense for the Corporation was as follows:

(In thousands)	2022	2021	2020	Affected Line Item in the Consolidated Statements of Income
Service cost	$1,091	$1,345	$1,680	Employee benefits
Interest cost	564	510	403	Miscellaneous expense
Total SERP expense	$1,655	$1,855	$2,083

22. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (In thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$18,615	$18,153
Accumulated other comprehensive loss – Pension Plan	1,776	1,540
Accumulated other comprehensive loss – Unrealized losses on swaps	—	55
Accumulated other comprehensive loss – Unrealized losses on debt securities AFS	25,443	—
Deferred compensation	6,255	6,294
OREO valuation adjustments	11	909
Net deferred loan fees	1,898	2,569
Deferred contract bonus	317	432
Nonvested equity-based compensation	2,827	2,694
Net operating loss ("NOL") carryforward	2,654	3,197
Capital loss carryforward	299	—
Fixed assets	510	249
Operating lease liability	4,206	3,111
Partnership adjustments	—	69
Other	1,950	1,854
Total deferred tax assets	$66,761	$41,126
Deferred tax liabilities:
Accumulated other comprehensive loss - Unrealized gains on debt securities AFS	$—	$5,623
Deferred investment income	4,890	6,363
Pension Plan	19,678	19,182
MSRs	3,445	3,333
Partnership adjustments	884	—
Purchase accounting adjustments	952	880
Operating lease right-of-use asset	3,837	2,917
Lessor adjustments	2,325	2,764
Other	565	514
Total deferred tax liabilities	$36,576	$41,576
Net deferred tax asset (liability)	$30,185	$(450)

As of December 31, 2022 and 2021, Park had a net deferred tax asset balance related to federal NOL carryforwards of approximately $2.4 million and $2.8 million, respectively, which expire at various dates from 2031-2039. Park also had a net deferred tax asset balance related to state NOL carryforwards of approximately $0.3 million and $0.4 million at December 31, 2022 and 2021, respectively, which expire at various dates from 2030-2039.

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP.  Management determined that it was not required to establish a valuation allowance against the December 31, 2022 or 2021 deferred tax assets in accordance with U.S. GAAP since it was more likely than not that the deferred tax asset will be fully utilized in future periods.

The components of the provision for federal income taxes are shown below:

December 31, (In thousands)	2022	2021	2020
Currently payable
Federal	$22,574	$28,726	$22,769
State	1,180	1,382	1,432
Amortization of qualified affordable housing projects	7,743	7,313	7,046

Deferred
Federal	464	(3,006)	(4,812)
State	147	(125)	287

Total	$32,108	$34,290	$26,722

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Changes in rates resulting from:
Tax exempt interest income, net of disallowed interest	(1.6)%	(1.2)%	(1.5)%
Bank owned life insurance	(0.7)%	(0.5)%	(0.7)%
Investments in qualified affordable housing projects, net of tax benefits	(0.8)%	(0.8)%	(1.1)%
KSOP dividend deduction	(0.5)%	(0.5)%	(0.6)%
Other	0.4%	0.2%	0.2%
Effective Tax Rate	17.8%	18.2%	17.3%

Park National Corporation and its subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on equity. The franchise tax expense is included in "State tax expense" on Park’s Consolidated Statements of Income. Park is also subject to state income tax in various states, including North Carolina and South Carolina. State income tax expense is included in “Income taxes” on Park’s Consolidated Statements of Income. Park’s state income tax expense was $1.3 million, $1.0 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(In thousands)	2022	2021	2020
January 1 Balance	$339	$633	$954
Additions based on tax positions related to the current year	—	—	12
Additions for tax positions of prior years	25	10	—
Reductions for tax positions of prior years	—	—	—
Reductions due to statute of limitations	(295)	(304)	(333)
December 31 Balance	$69	$339	$633

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2022, 2021 and 2020 was $0.1 million, $0.3 million and $0.6 million, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during 2023.

The income related to interest and penalties recorded on unrecognized tax benefits in the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 was $56,000, $45,500, and $35,000, respectively. The amount accrued for interest and penalties at December 31, 2022, 2021 and 2020 was $9,500, $65,500 and $111,000, respectively.

Park National Corporation and its subsidiaries are subject to U.S. federal income tax and income tax in various state jurisdictions. The Corporation is subject to routine audits of tax returns by the Internal Revenue Service and states in which we conduct business. No material adjustments have been made on closed federal and state tax audits. Generally, all tax years ended prior to December 31, 2019 are closed to examination by federal and state taxing authorities.

23. Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income components, net of income tax, are shown in the following table for the years ended December 31, 2022, 2021 and 2020.

(in thousands)	Changes in Pension Plan assets and benefit obligations	Unrealized gains (losses) on AFS debt securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at January 1, 2022	$(5,792)	$21,153	$(206)	$15,155
Other comprehensive (loss) income before reclassifications	(876)	(116,867)	154	$(117,589)
Amounts reclassified from accumulated other comprehensive loss	(12)	—	52	$40
Net current period other comprehensive (loss) income	$(888)	$(116,867)	$206	$(117,549)
Ending balance at December 31, 2022	$(6,680)	$(95,714)	$—	$(102,394)

Beginning balance at January 1, 2021	$(34,421)	$40,690	$(698)	$5,571
Other comprehensive income (loss) before reclassifications	26,875	(19,537)	492	$7,830
Amounts reclassified from accumulated other comprehensive income	1,754	—	—	$1,754
Net current period other comprehensive income (loss)	$28,629	$(19,537)	$492	$9,584
Ending balance at December 31, 2021	$(5,792)	$21,153	$(206)	$15,155

Beginning balance at January 1, 2020	$(26,674)	$17,539	$(454)	$(9,589)
Other comprehensive (loss) income before reclassifications	(8,675)	25,747	(244)	$16,828
Amounts reclassified from accumulated other comprehensive income	928	(2,596)	—	$(1,668)
Net current period other comprehensive (loss) income	$(7,747)	$23,151	$(244)	$15,160
Ending balance at December 31, 2020	$(34,421)	$40,690	$(698)	$5,571

The following table provides information concerning amounts reclassified out of accumulated other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020:

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Consolidated Statements of Income
(In thousands)	2022	2021	2020
Amortization of defined benefit pension items
Accretion of prior service credit	$(15)	$(15)	$(15)	Employee benefits
Amortization of net loss	—	2,235	1,190	Employee benefits
(Loss) Income before income taxes	(15)	2,220	1,175	Income before income taxes
Income tax effect	(3)	466	247	Income taxes
Net of income tax	$(12)	$1,754	$928	Net income

Unrealized gains & losses on AFS debt securities
Net gain on the sale of debt securities	$—	$—	$(3,286)	Net gain on the sale of debt securities
Income before income taxes	—	—	(3,286)	Income before income taxes
Income tax effect	—	—	(690)	Income taxes
Net of income tax	$—	$—	$(2,596)	Net income

Unrealized net holding loss on cash flow hedge
Loss due to early termination of borrowing interest rate swap	$66	$—	$—	Miscellaneous expense
Loss before income taxes	66	—	—	Income before income taxes
Income tax effect	14	—	—	Income taxes
Net of income tax	$52	$—	$—	Net income

24. Earnings Per Common Share
U.S. GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of PBRSUs and TBRSUs.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31 (In thousands, except share data)	2022	2021	2020
Numerator:
Net income	$148,351	$153,945	$127,923
Denominator:
Weighted-average common shares outstanding	16,246,009	16,291,016	16,302,825
Effect of dilutive PBRSUs and TBRSUs	119,300	134,190	104,677
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,365,309	16,425,206	16,407,502
Earnings per common share:
Basic earnings per common share	$9.13	$9.45	$7.85
Diluted earnings per common share	$9.06	$9.37	$7.80

Park awarded 52,335, 61,890 and 62,265 PBRSUs to certain employees during the years ended December 31, 2022, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, Park repurchased 75,000 and 76,000 common shares, respectively, to fund the PBRSUs, TBRSUs and common shares awarded to directors of Park and to directors of PNB (and its divisions) and repurchased 62,659 common shares during the year ended December 31, 2021 pursuant to Park's previously announced stock repurchase authorizations. There were no common shares repurchased during the year ended December 31, 2022.

25. Dividend Restrictions
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2022, approximately $121.4 million of the total shareholders’ equity of PNB was available for the payment of dividends to Park National Corporation, without approval by the applicable regulatory authorities.

26. Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Financial Statements.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (In thousands)	2022	2021
Loan commitments	$1,416,699	$1,364,224
Standby letters of credit	30,468	18,216

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,213	$—	$37,213
Obligations of states and political subdivisions	—	406,711	—	406,711
U.S. Government sponsored entities’ asset-backed securities	—	756,761	—	756,761
Collateralized loan obligations	—	516,539	—	516,539
Corporate debt securities	—	9,472	7,000	16,472
Equity securities	1,420	—	439	1,859
Mortgage loans held for sale	—	2,149	—	2,149
Mortgage IRLCs	—	46	—	46
Loan interest rate swaps	—	1,508	—	1,508

Liabilities
Fair value swap	$—	$—	$243	$243
Loan interest rate swaps	—	1,508	—	1,508

Fair Value Measurements at December 31, 2021 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$389,591	$—	$389,591
U.S. Government sponsored entities’ asset-backed securities	—	854,463	—	854,463
Collateralized loan obligations	—	498,674	—	498,674
Corporate debt securities	—	11,412	—	11,412
Equity securities	1,630	—	499	2,129
Mortgage loans held for sale	—	9,387	—	9,387
Mortgage IRLCs	—	333	—	333
Loan interest rate swaps	—	1,952	—	1,952

Liabilities
Fair value swap	$—	$—	$226	$226
Borrowing interest rate swap	—	262	—	262
Loan interest rate swaps	—	1,952	—	1,952

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2022 and 2021, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2022	$—	$499	$(226)
Total Losses
Included in other income / expense	—	(60)	(221)
Transfers into level 3	7,000	—	—
Purchases, sales, issuances and settlements, other, net	—	—	204
Balance at December 31, 2022	$7,000	$439	$(243)

Balance at January 1, 2021	$—	$485	$(226)
Total Gains
Included in other income	—	14	—
Balance at December 31, 2021	$—	$499	$(226)

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

Other repossessed assets: Other repossessed assets are initially recorded at fair value less costs to sell when acquired. The carrying value of other repossessed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2021, other repossessed assets primarily consisted of aircraft acquired as part of a loan workout. Fair value was based on Aircraft Bluebook and VREF Aircraft Value Reference values based on the model of aircraft and adjustments for flight hours, features and other variables. Such adjustments resulted in a Level 3 classification of the inputs for determining fair value. There were no repossessed assets carried at fair value at December 31, 2022.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of December 31, 2022 and 2021, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at December 31, 2022 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$5,573	$5,573
Residential real estate	—	—	200	200
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$5,773	$5,773

MSRs	$—	$1,717	$—	$1,717

OREO recorded at fair value	$—	$—	$—	$—

Other repossessed assets	$—	$—	$—	$—

Fair Value Measurements at December 31, 2021 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$831	$831
Residential real estate	—	—	272	272
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$1,103	$1,103

MSRs	$—	$13,482	$—	$13,482

OREO recorded at fair value:
Residential real estate	—	—	775	775
Total OREO recorded at fair value	$—	$—	$775	$775

Other repossessed assets	$—	$—	$2,750	$2,750

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

	December 31, 2022
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$5,903	$1,523	$130	$5,773
Remaining individually evaluated loans	72,438	252	3,436	69,002
Total individually evaluated loans	$78,341	$1,775	$3,566	$74,775

	December 31, 2021
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$1,291	$240	$188	$1,103
Remaining individually evaluated loans	73,211	384	1,428	71,783
Total individually evaluated loans	$74,502	$624	$1,616	$72,886

The (expense) income from credit adjustments related to individually evaluated/impaired loans carried at fair value for the years ended December 31, 2022, 2021 and 2020 was $(0.9) million, $0.5 million, and $(4.7) million, respectively.

MSRs totaled $15.8 million at December 31, 2022. Of this $15.8 million MSR carrying balance, $1.7 million was recorded at fair value and included a valuation allowance of $0.2 million. The remaining $14.1 million was recorded at cost, as the fair value exceeded cost at December 31, 2022. At December 31, 2021, MSRs totaled $15.3 million. Of this $15.3 million MSR carrying balance, $13.5 million was recorded at fair value and included a valuation allowance of $1.6 million. The remaining $1.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2021. The income (expense) related to MSRs carried at fair value for the years ended December 31, 2022, 2021 and 2020 was $1.4 million, $1.6 million and $(2.4) million, respectively.

Total OREO held by Park at December 31, 2022 and 2021 was $1.4 million and $0.8 million, respectively. At December 31, 2022, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2021, all of Park's OREO was carried at fair value. The net income related to OREO fair value adjustments was $11.3 million, $32,000 and $185,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Other repossessed assets totaled $0.6 million at December 31, 2022, of which there were no repossessed assets recorded at fair value. Other repossessed asset totaled $3.3 million at December 31, 2021, of which $2.8 million were recorded at fair value. There was no expense related to fair value adjustments on other repossessed assets during the year ended December 31, 2022. The net expense related to fair value adjustments on other repossessed assets was $414,000 and $435,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022 and December 31, 2021:

December 31, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$5,573	Sales comparison approach	Adj to comparables	0.0% - 202.0% (19.4%)
		Income approach	Capitalization rate	7.0% - 10.0% (7.9%)
		Cost approach	Entrepreneurial profit	10.0% - 12.0% (11.4%)
		Cost approach	Accumulated depreciation	38.8% (38.8%)

Residential real estate	$200	Sales comparison approach	Adj to comparables	1.9% - 119.8% (17.4%)

December 31, 2021
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$831	Sales comparison approach	Adj to comparables	0.0% - 232.0% (28.3%)

Residential real estate	$272	Sales comparison approach	Adj to comparables	0.5% - 78.6% (11.6%)
		Cost approach	Accumulated depreciation	8.3% (8.3%)

Other real estate owned:
Residential real estate	$775	Sales comparison approach	Adj to comparables	5.0% - 32.5% (19.1%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments are valued using the NAV practical expedient in accordance with ASC 820.

At December 31, 2022 and December 31, 2021, Park had Partnerships Investments with a NAV of $24.4 million and $18.0 million, respectively. At December 31, 2022 and December 31, 2021, Park had $20.3 million and $8.4 million in unfunded commitments related to these Partnership Investments. For the years ended December 31, 2022, 2021 and 2020, Park recognized income of $2.4 million, $4.5 million and $2.4 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$189,728	$189,728	$—	$—	$189,728
Investment securities (1)	1,733,696	—	1,726,696	7,000	1,733,696
Other investment securities (2)	1,859	1,420	—	439	1,859

Mortgage loans held for sale	2,149	—	2,149	—	2,149
Mortgage IRLCs	46	—	46	—	46
Individually evaluated loans carried at fair value	5,773	—	—	5,773	5,773
Other loans, net	7,048,544	—	—	6,918,326	6,918,326
Loans receivable, net	$7,056,512	$—	$2,195	$6,924,099	$6,926,294

Financial liabilities:
Time deposits	$554,445	$—	$552,443	$—	$552,443
Other	1,325	1,325	—	—	1,325
Deposits (excluding demand deposits)	$555,770	$1,325	$552,443	$—	$553,768

Short-term borrowings	$227,342	$—	$227,342	$—	$227,342
Subordinated notes	188,667	—	177,928	—	177,928

Derivative financial instruments - assets:
Loan interest rate swaps	$1,508	$—	$1,508	$—	$1,508

Derivative financial instruments - liabilities:
Fair value swap	$243	$—	$—	$243	$243
Loan interest rate swaps	1,508	—	1,508	—	1,508
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

28. Capital Ratios
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on debt securities AFS in computing regulatory capital. Park has adopted the Basel III regulatory capital framework as approved by the federal banking agencies. Under the Basel III regulatory capital framework, in order to avoid limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers, Park must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer include the 2.50% buffer. The Federal Reserve Board has also adopted requirements Park must maintain to be deemed "well-capitalized" and to remain a financial holding company.

Each of PNB and Park met all of the well-capitalized ratio guidelines applicable to it at December 31, 2022. The following table indicates the capital ratios for PNB and Park at December 31, 2022 and 2021.

	As of December 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.34%	10.69%	10.69%	12.15%
Park	9.90%	12.76%	12.57%	16.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2021
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.58%	11.05%	11.05%	12.56%
Park	9.77%	12.57%	12.37%	16.05%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

The following table reflects various measures of capital for Park and PNB:

			To Be Adequately Capitalized		To Be Well-Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2022
Total Risk-Based Capital (to risk-weighted assets)
PNB	$965,470	12.15%	$635,769	8.00%	$794,711	10.00%
Park	1,283,409	16.07%	639,102	8.00%	798,877	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$849,886	10.69%	$476,827	6.00%	$635,769	8.00%
Park	1,019,149	12.76%	479,326	6.00%	479,326	6.00%
Leverage Ratio (to average total assets)
PNB	$849,886	8.34%	$407,836	4.00%	$509,795	5.00%
Park	1,019,149	9.90%	411,838	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	$849,886	10.69%	$357,620	4.50%	$516,562	6.50%
Park	1,004,149	12.57%	359,495	4.50%	N/A	N/A

At December 31, 2021
Total Risk-Based Capital (to risk-weighted assets)
PNB	$937,438	12.56%	$597,094	8.00%	$746,368	10.00%
Park	1,202,225	16.05%	599,102	8.00%	748,878	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$825,045	11.05%	$447,821	6.00%	$597,094	8.00%
Park	941,536	12.57%	449,327	6.00%	449,327	6.00%
Leverage Ratio (to average total assets)
PNB	$825,045	8.58%	$384,582	4.00%	$480,728	5.00%
Park	941,536	9.77%	385,313	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	825,045	11.05%	335,866	4.50%	485,139	6.50%
Park	926,536	12.37%	336,995	4.50%	N/A	N/A

29. Segment Information
The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segment for the Corporation is its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio). "All Other", which primarily consists of Park as the "Parent Company", SEPH and GFSC, is shown to reconcile the segment totals to the Consolidated Balance Sheets and the Consolidated Statements of Income.

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

Operating results for the year ended December 31, 2022 (In thousands)
	PNB	All Other	Total
Net interest income	$350,646	$(3,587)	$347,059
Provision for (recovery of) credit losses	5,834	(1,277)	4,557
Other income	115,211	20,724	135,935
Other expense	283,670	14,308	297,978
Income before income taxes	176,353	4,106	180,459
Income tax expense (benefit)	33,110	(1,002)	32,108
Net income	$143,243	$5,108	$148,351
Balances at December 31, 2022
Assets	$9,815,951	$39,042	$9,854,993
Loans	7,141,362	529	7,141,891
Deposits	8,534,320	(299,605)	8,234,715

Operating results for the year ended December 31, 2021 (In thousands)
	PNB	All Other	Total
Net interest income	$328,398	$1,495	$329,893
Recovery of credit losses	(8,554)	(3,362)	(11,916)
Other income	126,802	3,142	129,944
Other expense	266,678	16,840	283,518
Income (loss) before income taxes	197,076	(8,841)	188,235
Income tax expense (benefit)	37,615	(3,325)	34,290
Net income (loss)	$159,461	$(5,516)	$153,945
Balances at December 31, 2021
Assets	$9,538,217	$22,037	$9,560,254
Loans	6,868,935	2,187	6,871,122
Deposits	8,157,720	(253,192)	7,904,528

Operating results for the year ended December 31, 2020 (In thousands)
	PNB	All Other	Total
Net interest income	$326,375	$1,255	$327,630
Provision for (recovery of) credit losses	30,813	(18,759)	12,054
Other income	124,231	1,433	125,664
Other expense	268,938	17,657	286,595
Income before income taxes	150,855	3,790	154,645
Income tax expense (benefit)	27,125	(403)	26,722
Net income	$123,730	$4,193	$127,923
Balances at December 31, 2020
Assets	$9,236,915	$42,106	$9,279,021
Loans	7,165,840	11,945	7,177,785
Deposits	7,820,983	(248,625)	7,572,358

The operating results in the "All Other" column are used to reconcile the segment totals to the Consolidated Statements of Income. The reconciling amounts for consolidated total assets, loans and deposits consist of the elimination of intersegment borrowings, intersegment loans, intersegment deposits, and the assets of the Parent Company, SEPH and GFSC which were not eliminated.

The following is a reconciliation of financial information for the reportable segments to the Corporation’s consolidated totals:

	2022
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$350,646	$13,819	$269,851	$33,110	$9,815,951	$8,534,320
Elimination of intersegment items	1,250	—	—	—	(3,042)	(299,993)
"All Other" totals - not eliminated	(4,837)	—	14,308	(1,002)	42,084	388
Totals	$347,059	$13,819	$284,159	$32,108	$9,854,993	$8,234,715

	2021
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$328,398	$13,265	$253,413	$37,615	$9,538,217	$8,157,720
Elimination of intersegment items	1,250	—	—	—	(1,413)	(254,060)
"All Other" totals - not eliminated	245	2	16,838	(3,325)	23,450	868
Totals	$329,893	$13,267	$270,251	$34,290	$9,560,254	$7,904,528

	2020
(In thousands)	Net Interest Income	Depreciation Expense	Other Expense	Income Taxes	Assets	Deposits
Totals for reportable segments	$326,375	$10,803	$258,135	$27,125	$9,236,915	$7,820,983
Elimination of intersegment items	1,250	—	—	—	(1,028)	(250,965)
"All Other" totals - not eliminated	5	11	17,646	(403)	43,134	2,340
Totals	$327,630	$10,814	$275,781	$26,722	$9,279,021	$7,572,358

30. Parent Company Statements
The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below. Investments in subsidiaries are accounted for using the equity method of accounting.

Cash represents non-interest bearing deposits with PNB. Net cash provided by operating activities reflects cash payments (received from subsidiaries) partially offset by cash payments to government entities for income taxes of $2.2 million, $4.3 million and $5.6 million in 2022, 2021 and 2020, respectively.

Condensed Balance Sheets
December 31, 2022 and 2021
(In thousands)	2022	2021
Assets:
Cash	$274,464	$243,531
Investment in subsidiaries	941,826	1,020,556
Debentures receivable from PNB	25,000	25,000
Other investments	1,177	1,384
Other assets	36,636	18,852
Total assets	$1,279,103	$1,309,323
Liabilities:
Subordinated notes	$188,667	$188,210
Other payables to subsidiaries	3,625	—
Other liabilities	17,585	10,354
Total liabilities	$209,877	$198,564
Total shareholders’ equity	$1,069,226	$1,110,759
Total liabilities and shareholders’ equity	$1,279,103	$1,309,323

Condensed Statements of Income
for the years ended December 31, 2022, 2021 and 2020
(In thousands)	2022	2021	2020
Income:
Dividends from subsidiaries	$120,000	$115,500	$97,000
Interest and dividends	1,250	1,250	1,250
Other	2,478	2,016	98
Total income	123,728	118,766	98,348
Expense:
Interest expense	$8,833	$8,887	$4,311
Other, net	10,504	10,707	12,234
Total expense	19,337	19,594	16,545
Income before income taxes and equity in undistributed income of subsidiaries	$104,391	$99,172	$81,803
Income tax benefit	5,142	4,897	4,390
Income before equity in undistributed income of subsidiaries	109,533	104,069	86,193
Equity in undistributed income of subsidiaries	38,818	49,876	41,730
Net income	$148,351	$153,945	$127,923
Other comprehensive (loss) income (1)	(117,549)	9,584	15,160
Comprehensive income	$30,802	$163,529	$143,083
(1) See Consolidated Statements of Comprehensive Income for other comprehensive (loss) income detail.

Statements of Cash Flows
for the years ended December 31, 2022, 2021 and 2020
(In thousands)	2022	2021	2020
Operating activities:
Net income	$148,351	$153,945	$127,923
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(38,818)	(49,876)	(41,730)
Compensation expense for issuance of treasury shares to directors	1,320	1,676	1,274
Share-based compensation expense	5,879	6,345	5,998
Gain (loss) on equity securities, net	207	(1,218)	245
(Increase) decrease in other assets	(2,514)	8,249	6,632
Increase (decrease) in other liabilities	4,896	(2,407)	(6,325)
Net cash provided by operating activities	119,321	116,714	94,017
Investing activities:
Proceeds from sales of securities	—	934	—
Other, net	(9,021)	2,332	(2,621)
Net cash (used in) provided by investing activities	(9,021)	3,266	(2,621)
Financing activities:
Cash dividends paid	(76,604)	(74,306)	(70,353)
Proceeds from issuance of long-term debt	—	—	172,620
Repayment of long-term debt	—	(32,500)	(10,000)
Repurchase of treasury shares	—	(16,048)	(7,507)
Cash payment for fractional shares	(2)	(6)	(3)
Value of common shares withheld to pay employee income taxes	(2,761)	(2,403)	(1,002)
Net cash (used in) provided by financing activities	(79,367)	(125,263)	83,755
Increase (decrease) in cash	30,933	(5,283)	175,151

Cash at beginning of year	243,531	248,814	73,663
Cash at end of year	$274,464	$243,531	$248,814

31. Revenue from Contracts with Customers
All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Statements of Income.

The following table presents the Corporation's sources of other income by revenue stream and operating segment for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$10,091	$—	$10,091
Employee benefit and retirement-related accounts	9,698	—	9,698
Investment management and investment advisory agency accounts	12,442	—	12,442
Other	1,860	—	1,860
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	6,095	—	6,095
Demand deposit account (DDA) charges	3,439	—	3,439
Other	557	—	557
Other service income (1)
Credit card	2,808	—	2,808
HELOC	397	—	397
Installment	163	—	163
Real estate	9,952	—	9,952
Commercial	1,214	761	1,975
Debit card fee income	26,046	—	26,046
Bank owned life insurance income (2)	4,656	1,444	6,100
ATM fees	2,273	—	2,273
Gain on the sale of OREO, net	4	5,607	5,611
OREO valuation markup	30	12,009	12,039
Gain on equity securities, net (2)	2,068	887	2,955
Other components of net periodic pension benefit income (2)	11,819	289	12,108
Miscellaneous (3)	9,599	(273)	9,326
Total other income	$115,211	$20,724	$135,935
(1) Of the $15.3 million of aggregate revenue included within "Other service income", approximately $5.6 million is within the scope of ASC 606, with the remaining $9.7 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $9.3 million, all of which are within the scope of ASC 606.

	Year ended December 31, 2021
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$10,264	$—	$10,264
Employee benefit and retirement-related accounts	9,705	—	9,705
Investment management and investment advisory agency accounts	12,620	—	12,620
Other	1,860	—	1,860
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	5,244	—	5,244
Demand deposit account (DDA) charges	3,074	—	3,074
Other	514	—	514
Other service income (1)
Credit card	2,559	4	2,563
HELOC	389	—	389
Installment	148	—	148
Real estate	24,907	—	24,907
Commercial	1,280	525	1,805
Debit card fee income	25,865	—	25,865
Bank owned life insurance income (2)	4,202	695	4,897
ATM fees	2,379	—	2,379
Loss on the sale of OREO, net	(4)	—	(4)
OREO valuation markup	64	—	64
Gain on equity securities, net (2)	3,793	1,218	5,011
Other components of net periodic pension benefit income (2)	7,946	206	8,152
Miscellaneous (3)	9,993	494	10,487
Total other income	$126,802	$3,142	$129,944
(1) Of the $29.8 million of revenue included within "Other service income", approximately $5.3 million is within the scope of ASC 606, with the remaining $24.5 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $10.5 million, all of which are within the scope of ASC 606.

	Year ended December 31, 2020
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$8,761	$—	$8,761
Employee benefit and retirement-related accounts	7,921	—	7,921
Investment management and investment advisory agency accounts	10,652	—	10,652
Other	1,539	—	1,539
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	4,999	—	4,999
Demand deposit account (DDA) charges	2,920	—	2,920
Other	526	—	526
Other service income (1)
Credit card	2,108	4	2,112
HELOC	424	—	424
Installment	165	—	165
Real estate	32,827	62	32,889
Commercial	1,493	528	2,021
Debit card fee income	22,160	—	22,160
Bank owned life insurance income (2)	4,521	268	4,789
ATM fees	1,773	—	1,773
Gain on the sale of OREO, net	836	371	1,207
OREO valuation markup	105	—	105
Net gain on sale of debt securities (2)	3,286	—	3,286
Gain (loss) on equity securities, net (2)	2,429	(247)	2,182
Other components of net periodic pension benefit income (2)	7,759	193	7,952
Miscellaneous (3)	7,027	254	7,281
Total other income	$124,231	$1,433	$125,664
(1) Of the $37.6 million of revenue included within "Other service income", approximately $5.2 million is within the scope of ASC 606, with the remaining $32.4 million consisting primarily of residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $7.3 million, all of which are within the scope of ASC 606.

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

32. Subsequent Events
On February 28, 2023, Park National Bank reached an agreement with the DOJ to increase the efforts of Park National Bank to promote home lending in the Columbus, Ohio market. The agreement, which is reflected in the proposed consent order filed on February 28, 2023, in the U.S. District Court for the Southern District of Ohio (the “DOJ Consent Order”), serves to voluntarily resolve all claims of the U.S. alleging that Park National Bank’s mortgage lending practices within the Columbus, Ohio Metropolitan Statistical Area violated the Fair Housing Act and the Equal Credit Opportunity Act.

In accordance with the terms of the DOJ Consent Order, Park National Bank, will invest a minimum of $7.75 million over five years in a loan subsidy fund to increase credit opportunities for home mortgage loans, home improvement loans, home refinance loans and home equity loans and lines of credit for consumers applying for loans in majority-minority census tracts ("MMCTs") in Fairfield, Franklin, Hocking, Licking, Morrow and Perry counties in Ohio (the “Columbus Lending Area”). Park National Bank will also devote a minimum of $500,000 over five years toward one or more community development partnership programs that provide services to residents of MMCTs in the Columbus Lending Area related to credit, financial education, homeownership and foreclosure prevention; and at least $750,000 over five years toward advertising, community outreach, consumer financial education and credit counseling in the Columbus Lending Area. Park National Bank will also establish one new mortgage loan production office and one new full-service branch in MMCTs in the Columbus Lending Area and hire four lenders, one of whom will be Spanish-speaking, focused on serving these communities. In addition, Park National Bank will continue to maintain, throughout the term of the DOJ Consent Order, Park National Bank’s full-time Director of Community Home Lending and Development position, who will oversee Park National Bank’s lending in MMCTs in the Columbus Lending Area.

The DOJ Consent Order must be approved by the U.S. District Court for the Southern District of Ohio, Western Division, and once approved and entered by that Court, the DOJ Consent Order will resolve all claims by the U.S. against Park National Bank.

Park is committed to investing at least $9.0 million over five years and will record the related expenses incurred in the period in which the associated activities occur.

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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

No response required.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 24, 2023 (the “2023 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2023 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2023 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2023 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K regarding delinquent reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to the 2022 fiscal year, is incorporated by reference from the disclosure to be included under the caption "BENEFICIAL OWNERSHIP OF PARK COMMON SHARES - Delinquent Section 16(a) Reports" in Park's 2023 Proxy Statement.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2023 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders held on April 25, 2022.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2023 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K, with the exception of Item 402(v) of SEC Regulation S-K, is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2023 Proxy Statement. The information required by Item 402(v) of SEC Regulation S-K to be included in Park's 2023 Proxy Statement is not incorporated into this Annual Report on Form 10-K and will not deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2023 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2023 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2023 Proxy Statement.
Equity Compensation Plan Information
    The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2023 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2023 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2023 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2023 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Balance Sheets at December 31, 2022 and 2021 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Notes to Consolidated Financial Statements -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
(2)     Financial Statement Schedules.

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

3.1(b)    Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)) P

3.1(c)    Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)    Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park's June 30, 1997 Form 10-Q”))

3.1(e)    Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation's Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

3.1(f)    Certificate of Amendment by Directors to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing the adoption of an amendment by the Board of Directors of Park National Corporation to Article FOURTH of Park National Corporation's Articles of Incorporation to establish the express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 23, 2008 (File No. 1-13006))

3.1(g)    Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on April 18, 2011 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Article SIXTH of Park National Corporation's Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 19, 2011 (File No. 1-13006))

3.1(h)    Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on April 26, 2022 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Park National Corporation's Articles of Incorporation to add a new Article NINTH to eliminate cumulative voting rights in the election of directors (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 27, 2022 (File No. 1-13006) ("Park's April 27, 2022 Form 8-K"))

Exhibit No.    Description of Exhibit

3.1(i)    Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in complied form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (incorporated herein by reference to Exhibit 3.1(i) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (Filed No. 1-13006) ("Park's March 31, 2022 Form 10-Q"))

3.2(a)    Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B) P

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

3.2(e)    Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 25, 2022 of Amendments to Section 1.10 and Section 2.04 of Park National Corporation's Regulations to eliminate the textual references to the right of Park National Corporation's shareholders to have cumulative voting apply in the election of directors (incorporated herein by reference to Exhibit 3.2 to Park's April 27, 2022 Form 8-K).

3.2(f)    Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments.](incorporated herein by reference to Exhibit 3.2(f) to Park's March 31, 2022 Form 10-Q)

4.1(a)    Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

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

Exhibit No.    Description of Exhibit

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

4.2(d)    Notice of Resignation of Administrative Trustee and Appointment of Successor, dated July 1, 2021, delivered to Wilmington Trust Company by the Resigning Administrative Trustee named therein, the Successor Administrative Trustee named therein, the continuing Current Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(d) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.1-13006))

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

4.5    Description of Capital Stock of Park National Corporation (filed herewith)

4.6(a)    Indenture, dated as of August 20, 2020, between Park National Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on August 20, 2020 (File No. 1-13006)("Park's August 20, 2020 Form 8-K"))
4.6(b)    First Supplemental Indenture, dated as of August 20, 2020, between Park National Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Park's August 20, 2020 Form 8-K")
4.6(c)    Form of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park National Corporation (included in Exhibit 4.6(b) to this Annual Report on Form 10-K)(incorporated herein by reference to Exhibit 4.2 to Park's August 20, 2020 Form 8-K)
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

Exhibit No.    Description of Exhibit

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

Exhibit No.    Description of Exhibit

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

Exhibit No.    Description of Exhibit
10.26†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, made effective as of January 1, 2019, entered into with employees of Park National Corporation and of its subsidiaries with respect to performance-based restricted stock unit awards granted effective January 1, 2019 (incorporated herein by reference to Exhibit 10.3 to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 1-13006)("Park's March 31, 2020 Form 10-Q"))
10.27†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 1, 2020 and prior to January 20, 2022 (incorporated herein by reference to Exhibit 10.4 to Park's March 31, 2020 Form 10-Q)
10.28†    Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Certain Performance-Based Restricted Stock Unit Award Agreements, entered into as of June 30, 2021, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on July 9, 2021 (File No. 1-3006))
10.29†    Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 20, 2022 (filed herewith)
14    Code of Business Conduct and Ethics, as most recently approved by the Park National Corporation Board of Directors on April 22, 2022 (filed herewith)
21    Subsidiaries of Park National Corporation (filed herewith)

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

101    The following information from Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)**

104    Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
___________________

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

PARK NATIONAL CORPORATION

Date: March 1, 2023	By:	/s/ David L. Trautman
David L. Trautman,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March, 2023.

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