Form 10-Q
period 2023-03-31
PARK NATIONAL CORP /OH/
filed 2023-05-01
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,178,425 Common Shares, no par value per share, outstanding at April 28, 2023.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Unaudited Consolidated Condensed Financial Statements, Notes to Unaudited Consolidated Condensed Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACL	Allowance for credit losses	LIBOR	London Inter-Bank Offered Rate
AFS	Available-for-sale	MSRs	Mortgage servicing rights
Allowance	Allowance for credit losses	NAV	Net asset value
ASC	Accounting Standards Codification	NewDominion	NewDominion Bank
ASU	Accounting Standards Update	OREO	Other real estate owned
ATM	Automated teller machine	OWS	One-way sell
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Park	Park National Corporation and its subsidiaries
Carolina Alliance	CAB Financial Corporation and its subsidiaries	Park National Bank	The Park National Bank
CECL	Current expected credit loss	PBRSUs	Performance-based restricted stock units
Company	Park National Corporation and its subsidiaries	PCD	Purchased credit deteriorated
Corporation	Park National Corporation and its subsidiaries	PD	Probability of default
COVID	Novel coronavirus	PNB	The Park National Bank
DCF	Discounted cash flow	PPP	CARES Act Paycheck Protection Program
DOJ	Department of Justice	PTPP	Pre-tax, pre-provision
EPS	Earnings per common share	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTE	Fully taxable equivalent	SEPH	SE Property Holdings, LLC
GDP	Gross domestic product	TBRSUs	Time-based restricted stock units
GFSC	Guardian Financial Services Company	TDRs	Troubled debt restructurings
HELOC	Home equity line of credit	U.S.	United States of America
HPI	Home price index	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	United States	United States of America
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	Vision	Vision Bancshares, Inc.
LDA	Loss driver analysis	VOV	Verification of value
LGD	Loss given default

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$146,155	$156,750
Money market instruments	115,764	32,978
Cash and cash equivalents	261,919	189,728

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,819,950 and $1,854,852 at March 31, 2023 and December 31, 2022, respectively, and no allowance for credit losses at March 31, 2023 and at December 31, 2022)	1,714,440	1,733,696
Other investment securities	85,970	87,091
Total investment securities	1,800,410	1,820,787

Loans	7,093,857	7,141,891
Allowance for credit losses	(85,946)	(85,379)
Net loans	7,007,911	7,056,512

Bank owned life insurance	223,528	220,072
Prepaid assets	157,426	153,579
Goodwill	159,595	159,595
Other intangible assets	5,648	5,975
Premises and equipment, net	81,223	82,126
Affordable housing tax credit investments	58,871	60,968
OREO	1,468	1,354
Accrued interest receivable	33,245	34,704
Operating lease right-of-use asset	17,150	17,600
Mortgage loan servicing rights	15,505	15,792
Other	33,082	36,201
Total assets	$9,856,981	$9,854,993

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	March 31, 2023	December 31, 2022
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,922,242	$3,074,276
Interest bearing	5,372,202	5,160,439
Total deposits	8,294,444	8,234,715

Short-term borrowings	172,058	227,342
Subordinated notes	188,785	188,667
Unfunded commitments in affordable housing tax credit investments	26,723	28,132
Operating lease liability	18,651	19,291
Allowance for credit losses on off-balance sheet commitments	5,329	5,214
Accrued interest payable	1,661	3,486
Other	67,177	78,920
Total liabilities	$8,774,828	$8,785,767

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 shares issued at March 31, 2023 and at December 31, 2022)	459,431	462,404
Retained earnings	862,518	847,235
Treasury shares (1,449,037 shares at March 31, 2023 and 1,359,521 shares at December 31, 2022)	(149,763)	(138,019)
Accumulated other comprehensive loss, net of taxes	(90,033)	(102,394)
Total shareholders' equity	1,082,153	1,069,226
Total liabilities and shareholders’ equity	$9,856,981	$9,854,993

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income:

Interest and fees on loans	$91,614	$72,416

Interest and dividends on:
Debt securities - taxable	12,979	6,130
Debt securities - tax-exempt	2,912	2,447
Other interest income	3,396	153
Total interest and dividend income	110,901	81,146

Interest expense:

Interest on deposits:
Demand and savings deposits	14,212	351
Time deposits	1,347	720

Interest on borrowings:
Short-term borrowings	824	244
Subordinated notes and long-term debt	2,320	2,145

Total interest expense	18,703	3,460

Net interest income	92,198	77,686

Provision for (recovery of) credit losses	183	(4,605)
Net interest income after provision for (recovery of) credit losses	$92,015	$82,291

Other income:
Income from fiduciary activities	$8,615	$8,797
Service charges on deposit accounts	2,241	2,074
Other service income	2,697	4,819
Debit card fee income	6,457	6,126
Bank owned life insurance income	1,185	1,175
ATM fees	533	532
Loss on the sale of OREO, net	(9)	—
OREO valuation markup	15	30
(Loss) gain on equity securities, net	(405)	2,353
Other components of net periodic pension benefit income	1,893	3,027
Miscellaneous	1,165	2,723
Total other income	$24,387	$31,656

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2023	2022
Other expense:
Salaries	$34,871	$30,521
Employee benefits	10,816	10,499
Occupancy expense	3,353	3,214
Furniture and equipment expense	3,246	2,937
Data processing fees	8,750	7,504
Professional fees and services	7,221	5,858
Marketing	1,319	1,317
Insurance	1,814	1,405
Communication	1,037	890
State tax expense	1,278	1,192
Amortization of intangible assets	327	402
Miscellaneous	2,471	1,634
Total other expense	$76,503	$67,373

Income before income taxes	$39,899	$46,574

Income taxes	6,166	7,699

Net income	$33,733	$38,875

Earnings per common share:
Basic	$2.08	$2.40
Diluted	$2.07	$2.38

Weighted average common shares outstanding:
Basic	16,242,353	16,219,889
Diluted	16,324,823	16,331,031

Regular cash dividends declared per common share	$1.05	$1.04

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$33,733	$38,875

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $3,285 and $(14,823) for the three months ended March 31, 2023 and 2022, respectively	12,361	(55,763)
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $37 for the three months ended March 31, 2022	—	139
Other comprehensive income (loss)	$12,361	$(55,624)

Comprehensive income (loss)	$46,094	$(16,749)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$462,404	$847,235	$(138,019)	$(102,394)
Cumulative effect of a change in accounting principle			(303)
Balance at January 1, 2023	$—	$462,404	$846,932	$(138,019)	$(102,394)
Net income			33,733
Other comprehensive income, net of tax					12,361
Dividends on common shares at $1.05 per common share			(17,285)
Issuance of 34,484 common shares under share-based compensation awards, net of 21,981 common shares withheld to pay employee income taxes		(5,309)	(862)	3,564
Share-based compensation expense		2,336
Repurchase of 124,000 common shares to be held as treasury shares				$(15,308)
Balance at March 31, 2023	$—	$459,431	$862,518	$(149,763)	$(90,033)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$—	$461,800	$776,294	$(142,490)	$15,155
Net income			38,875
Other comprehensive loss, net of tax					(55,624)
Dividends on common shares at $1.04 per common share			(17,172)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 29,757 common shares under share-based compensation awards, net of 18,658 common shares withheld to pay employee income taxes		(4,508)	(964)	3,021
Share-based compensation expense		1,981
Balance at March 31, 2022	$—	$459,271	$797,033	$(139,469)	$(40,469)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$33,733	$38,875

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	183	(4,605)
Accretion of loan fees and costs, net	(2,169)	(3,772)
Depreciation of premises and equipment	3,500	3,482
Amortization of investment securities, net	817	875
Net amortization (accretion) of purchase accounting adjustments	119	(86)
Loss (gain) on equity securities, net	405	(2,353)
Loan originations to be sold in secondary market	(15,332)	(73,713)
Proceeds from sale of loans in secondary market	15,730	77,189
Gain on sale of loans in secondary market	(325)	(1,941)
Share-based compensation expense	2,336	1,981
Loss on sale of OREO, net	9	—
OREO valuation markup	(15)	(30)
Bank owned life insurance income	(1,185)	(1,175)
Investment in qualified affordable housing tax credits amortization	2,097	1,980

Changes in assets and liabilities:
Decrease in prepaid dealer premiums	601	94
(Increase) decrease in other assets	(2,116)	1,253
Decrease in other liabilities	(13,986)	(9,742)
Net cash provided by operating activities	$24,402	$28,312

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$3,094	$—
Proceeds from calls and maturities of:
Debt securities AFS	34,085	54,263
Purchases of:
Debt securities AFS	—	(128,731)
Equity securities	(2,195)	(1,630)
Net (increase) decrease in other investments	(183)	124
Net loan paydowns, portfolio loans	50,208	52,474
Investment in qualified affordable housing tax credits	(1,409)	(7,252)
Proceeds from the sale of OREO	13	38
Life insurance death benefits	229	367
Purchases of bank owned life insurance	(2,500)	(7,500)
Purchases of premises and equipment	(2,674)	(2,127)
Net cash provided by (used in) investing activities	$78,668	$(39,974)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2023	2022
Financing activities:
Net increase in deposits	$28,392	$257,927
Net decrease (increase) in off-balance sheet deposits	31,337	(166,134)
Net decrease in short-term borrowings	(55,284)	(32,859)
Value of common shares withheld to pay employee income taxes	(2,607)	(2,451)
Repurchase of common shares to be held as treasury shares	(15,308)	—
Cash dividends paid	(17,409)	(17,109)
Net cash (used in) provided by financing activities	$(30,879)	$39,374

Increase in cash and cash equivalents	72,191	27,712

Cash and cash equivalents at beginning of year	189,728	219,180

Cash and cash equivalents at end of period	$261,919	$246,892

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$20,528	$5,429

Non-cash items:
Loans transferred to OREO	$138	$55

Right-of-use assets obtained in exchange for lease obligations	136	—

New commitments in other investment securities	—	10,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2023.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive income (loss), consolidated condensed statements of changes in shareholders’ equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2022 ("Park's 2022 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2022 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

Recent bank failures have called into question the stability of the financial services industry. While Park is well capitalized and has significant available liquidity, the effects of these failures and potential future failures may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, and pension plan obligations and related expenses.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost.

Park adopted ASU 2022-02 using the modified retrospective transition method on January 1, 2023. Park recorded a $383,000 increase to the ACL, a $303,000 decrease to retained earnings and an $80,000 increase to deferred tax assets as of January 1, 2023 for the cumulative effect of adopting ASU 2022-02. Additionally, as a result of the adoption of this ASU and elimination of the concept of TDRs, total nonperforming loans decreased by $20.1 million during the three months ended March 31, 2023 and individually evaluated loans decreased by $11.5 million.

The adoption of ASU 2022-02 impacted disclosures in Note 5 - Loans and Note 6 - Allowance for Credit Losses.

Issued But Not Yet Effective Accounting Standards

There are no issued but not yet effective accounting standards that are significant to Park.

Note 3 – Investment Securities

Investment securities at March 31, 2023 and at December 31, 2022, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2023:
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,656	$37,344
Obligations of states and political subdivisions	422,398	3,941	14,333	412,006
U.S. Government sponsored entities' asset-backed securities	805,466	—	75,205	730,261
Collateralized loan obligations	535,436	—	16,008	519,428
Corporate debt securities	17,650	—	2,249	15,401
Total	$1,819,950	$3,941	$109,451	$1,714,440

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2022:
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,787	$37,213
Obligations of states and political subdivisions	423,285	1,620	18,194	406,711
U.S. Government sponsored entities' asset-backed securities	839,399	—	82,638	756,761
Collateralized loan obligations	535,518	—	18,979	516,539
Corporate debt securities	17,650	—	1,178	16,472
Total	$1,854,852	$1,620	$122,776	$1,733,696

Investment securities in an unrealized loss position at March 31, 2023, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$13,411	$590	$23,933	$1,066	$37,344	$1,656
Obligations of states and political subdivisions	52,910	1,102	85,762	13,231	138,672	14,333
U.S. Government sponsored entities' asset-backed securities	197,348	7,644	532,913	67,561	730,261	75,205
Collateralized loan obligations	35,179	492	484,249	15,516	519,428	16,008
Corporate debt securities	11,844	1,556	3,557	693	15,401	2,249
Total	$310,692	$11,384	$1,130,414	$98,067	$1,441,106	$109,451

 Investment securities in an unrealized loss position at December 31, 2022, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$37,213	$1,787	$—	$—	$37,213	$1,787
Obligations of states and political subdivisions	270,905	18,194	—	—	270,905	18,194
U.S. Government sponsored entities' asset-backed securities	446,423	27,507	310,338	55,131	756,761	82,638
Collateralized loan obligations	415,491	15,446	101,048	3,533	516,539	18,979
Corporate debt securities	7,388	862	1,684	316	9,072	1,178
Total	$1,177,420	$63,796	$413,070	$58,980	$1,590,490	$122,776

At March 31, 2023, Park’s debt securities portfolio consisted of $1.7 billion of securities, $1.4 billion of which were in an unrealized loss position with unrealized losses of $109.5 million. Of the $1.4 billion of securities in an unrealized loss position, $1.1 billion were in an unrealized loss position for 12 months or longer. Of the $109.5 million in unrealized losses, an aggregate of $76.9 million were related to Park's "Obligations of U.S. Government sponsored entities" portfolio and Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Management periodically reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market rates change.

There was no allowance for credit losses recorded for debt securities AFS at either March 31, 2023 or December 31, 2022. Additionally, for the three months ended March 31, 2023 and 2022, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at March 31, 2023, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total, due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S. Treasury and other U.S. Government sponsored entities
Due one through five years	$39,000	$37,344	2.37%

Obligations of state and political subdivisions:
Due one through five years	$2,280	$2,282	2.97%
Due five through ten years	275,512	278,622	3.69%
Due over ten years	144,606	131,102	3.12%
Total (1)	$422,398	$412,006	3.49%

U.S. Government sponsored entities' asset-backed securities	$805,466	$730,261	1.90%

Collateralized loan obligations	$535,436	$519,428	6.51%

Corporate debt securities
Due five through ten years	$17,650	$15,401	3.89%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month periods ended March 31, 2023 or 2022.

Investment securities having a fair value of $778.7 million and $753.6 million at March 31, 2023 and December 31, 2022, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 4 – Other Investment Securities

Other investment securities consist of restricted stock investments in the FHLB and the FRB, and equity securities. The restricted FHLB and FRB stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost"). Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the NAV practical expedient in accordance with ASC 820.

The carrying amounts of other investment securities at March 31, 2023 and December 31, 2022 were as follows:

(In thousands)	March 31, 2023	December 31, 2022
FHLB stock	$8,103	$11,197
FRB stock	14,653	14,653
Equity investments carried at fair value	2,832	1,859
Equity investments carried at modified cost (1)	15,921	14,725
Equity investments carried at NAV	44,461	44,657
Total other investment securities	$85,970	$87,091
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. An upward adjustment of $871,000 was recorded during the year ended December 31, 2022 as a result of observable price changes. There were no adjustments recorded during the three months ended March 31, 2023 or March 31, 2022 as a result of observable price changes.

During the three months ended March 31, 2023, the FHLB repurchased 30,938 shares of FHLB stock with a book value of $3.1 million. No shares of FHLB stock were repurchased during the the three months ended March 31, 2022. No shares of FRB stock were purchased or sold during the three months ended March 31, 2023 or 2022.

During the three months ended March 31, 2023 and 2022, $(27,000) and $(92,000), respectively, of losses on equity investments carried at fair value were recorded within "(Loss) gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended March 31, 2023 and 2022, $(378,000) and $2.4 million, respectively, of (losses) gains on equity investments carried at NAV were recorded within “(Loss) gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,256,705	$1,295,238
PPP loans	3,445	4,206
Overdrafts	1,831	1,489
Commercial real estate (1)	1,800,878	1,794,054
Construction real estate:
Commercial	173,668	208,982
Retail	117,075	116,433
Residential real estate:
Commercial	562,759	550,183
Mortgage	1,089,772	1,075,446
HELOC	164,656	167,151
Installment	3,987	4,091
Consumer:
Consumer	1,898,398	1,902,557
GFSC	140	274
Check loans	2,071	2,150
Leases	18,472	19,637
Total	$7,093,857	$7,141,891
Allowance for credit losses	(85,946)	(85,379)
Net loans	$7,007,911	$7,056,512
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA. During the three months ended March 31, 2023 and March 31, 2022, $17,400 and $1.5 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $17.7 million at March 31, 2023, and of $18.2 million at December 31, 2022, which represented a net deferred income position in both years. At March 31, 2023 and December 31, 2022, included in the net deferred origination fees, costs and unearned income were $51,000 and $68,000, respectively, in net origination fees related to PPP loans. At March 31, 2023 and December 31, 2022, loans included purchase accounting adjustments of $2.3 million and $2.5 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.8 million and $1.5 million were reclassified to loans at March 31, 2023 and December 31, 2022, respectively.

Credit Quality
Among other things, the adoption of ASU 2022-02 on January 1, 2023 eliminated the concept of TDRs. After the adoption of ASU 2022-02 on January 1, 2023, nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing. Prior to the adoption of ASU 2022-02, nonperforming loans consisted of nonaccrual loans, accruing TDRs and loans past due 90 days or more and still accruing.

The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at March 31, 2023.

	March 31, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$39,054	$—	$39,054
PPP loans	—	294	294
Overdrafts	—	—	—
Commercial real estate	15,476	—	15,476
Construction real estate:
Commercial	1,997	—	1,997
Retail	—	—	—
Residential real estate:
Commercial	2,338	—	2,338
Mortgage	10,888	291	11,179
HELOC	1,145	16	1,161
Installment	47	—	47
Consumer:
Consumer	1,545	634	2,179
GFSC	7	1	8
Check loans	—	—	—
Leases	617	15	632
Total loans	$73,114	$1,251	$74,365

The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2022:

	December 31, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$38,158	$3,261	$—	$41,419
PPP loans	—	—	389	389
Overdrafts	—	—	—	—
Commercial real estate	24,504	7,919	—	32,423
Construction real estate:
Commercial	1,712	—	—	1,712
Retail	1,254	12	—	1,266
Residential real estate:
Commercial	1,894	298	—	2,192
Mortgage	9,260	6,750	182	16,192
HELOC	1,133	187	7	1,327
Installment	51	1,037	—	1,088
Consumer
Consumer	1,012	670	703	2,385
GFSC	10	—	—	10
Check loans	—	—	—	—
Leases	708	—	—	708
Total loans	$79,696	$20,134	$1,281	$101,111

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at March 31, 2023 and December 31, 2022:

	March 31, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$29,007	$10,047	$4,112
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	12,730	2,746	215
Construction real estate:
Commercial	1,997	—	—
Retail	—	—	—
Residential real estate:
Commercial	2,338	—	—
Mortgage	—	10,888	105
HELOC	—	1,145	175
Installment	—	47	18
Consumer
Consumer	—	1,545	364
GFSC	—	7	1
Check loans	—	—	—
Leases	593	24	2
Total loans	$46,665	$26,449	$4,992

	December 31, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$28,291	$9,867	$3,440
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	22,965	1,539	130
Construction real estate:		—
Commercial	1,712	—	—
Retail	—	1,254	19
Residential real estate:		—
Commercial	1,894	—	—
Mortgage	—	9,260	85
HELOC	—	1,133	191
Installment	—	51	17
Consumer
Consumer	—	1,012	283
GFSC	—	10	1
Check loans	—	—	—
Leases	680	28	9
Total	$55,542	$24,154	$4,175

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,541	$7,364	$23,133	$39,038
Commercial real estate	18,782	155	—	18,937
Construction real estate:
Commercial	2,648	—	—	2,648
Residential real estate:
Commercial	2,613	—	—	2,613
Mortgage	86	—	—	86
Leases	—	617	—	617
Total loans	$32,670	$8,136	$23,133	$63,939

	December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,242	$7,788	$23,125	$39,155
Commercial real estate	35,908	28	—	35,936
Construction real estate:
Commercial	2,372	—	—	2,372
Residential real estate:
Commercial	2,479	—	—	2,479
Mortgage	90	—	—	90
Leases	—	708	—	708
Total loans	$49,091	$8,524	$23,125	$80,740

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month periods ended March 31, 2023 and 2022:

	Interest Income Recognized
(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Commercial, financial and agricultural:
Commercial, financial and agricultural	$605	$17
PPP loans	—	—
Overdrafts	—	—
Commercial real estate	160	257
Construction real estate:
Commercial	32	1
Retail	—	4
Residential real estate:
Commercial	26	20
Mortgage	49	33
HELOC	8	4
Installment	1	2
Consumer:
Consumer	19	14
GFSC	—	2
Check loans	—	—
Leases	—	14
Total loans	$900	$368

The following tables present the aging of the amortized cost in past due loans at March 31, 2023 and December 31, 2022 by class of loan:

	March 31, 2023
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$2,732	$31,450	$34,182	$1,222,523	$1,256,705
PPP loans	—	294	294	3,151	3,445
Overdrafts	—	—	—	1,831	1,831
Commercial real estate	390	2,478	2,868	1,798,010	1,800,878
Construction real estate:
Commercial	—	—	—	173,668	173,668
Retail	50	—	50	117,025	117,075
Residential real estate:
Commercial	18	328	346	562,413	562,759
Mortgage	4,439	5,362	9,801	1,079,971	1,089,772
HELOC	418	745	1,163	163,493	164,656
Installment	11	—	11	3,976	3,987
Consumer:
Consumer	4,593	878	5,471	1,892,927	1,898,398
GFSC	26	2	28	112	140
Check loans	1	—	1	2,070	2,071
Leases	98	15	113	18,359	18,472
Total loans	$12,776	$41,552	$54,328	$7,039,529	$7,093,857
(1) Includes an aggregate of $1.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $32.8 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2022
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$378	$9,246	$9,624	$1,285,614	$1,295,238
PPP loans	155	389	544	3,662	4,206
Overdrafts	—	—	—	1,489	1,489
Commercial real estate	737	4,738	5,475	1,788,579	1,794,054
Construction real estate:
Commercial	751	—	751	208,231	208,982
Retail	1,035	523	1,558	114,875	116,433
Residential real estate:
Commercial	519	477	996	549,187	550,183
Mortgage	7,630	5,157	12,787	1,062,659	1,075,446
HELOC	832	587	1,419	165,732	167,151
Installment	57	4	61	4,030	4,091
Consumer
Consumer	5,451	964	6,415	1,896,142	1,902,557
GFSC	48	—	48	226	274
Check loans	2	—	2	2,148	2,150
Leases	—	—	—	19,637	19,637
Total loans	$17,595	$22,085	$39,680	$7,102,211	$7,141,891
(1) Includes an aggregate of $1.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $58.9 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at March 31, 2023 and December 31, 2022 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the then most recent analysis performed, the risk category of commercial loans by class of loans as of March 31, 2023 and December 31, 2022 were as follows:

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$36,402	$191,499	$186,796	$134,697	$54,571	$72,782	$501,803	$1,178,550
Special Mention	38	1,037	657	965	267	87	33,982	37,033
Substandard	19	254	126	2,777	122	1,718	26,511	31,527
Doubtful	—	786	—	—	150	8,568	91	9,595
Total	$36,459	$193,576	$187,579	$138,439	$55,110	$83,155	$562,387	$1,256,705

Current period gross write offs	$—	$—	$—	$—	$—	$52	$—	$52

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$1,342	$2,103	$—	$—	$—	$3,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$1,342	$2,103	$—	$—	$—	$3,445

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$66,791	$318,942	$369,914	$362,128	$217,432	$390,197	$14,372	$1,739,776
Special Mention	—	197	4,859	3,845	743	35,851	96	45,591
Substandard	—	918	1,585	1,753	2,692	6,879	335	14,162
Doubtful	—	—	81	740	130	398	—	1,349
Total	$66,791	$320,057	$376,439	$368,466	$220,997	$433,325	$14,803	$1,800,878

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction real estate: Commercial
Risk rating
Pass	$17,938	$98,767	$17,350	$20,875	$2,388	$4,091	$9,383	$170,792
Special Mention	—	—	—	228	—	—	—	228
Substandard	988	647	105	257	—	651	—	2,648
Doubtful	—	—	—	—	—	—	—	—
Total	$18,926	$99,414	$17,455	$21,360	$2,388	$4,742	$9,383	$173,668

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$24,461	$115,770	$115,043	$136,483	$54,408	$91,876	$18,062	$556,103
Special Mention	—	343	563	1,674	423	1,018	—	4,021
Substandard	56	597	350	260	38	995	339	2,635
Doubtful	—	—	—	—	—	—	—	—
Total	$24,517	$116,710	$115,956	$138,417	$54,869	$93,889	$18,401	$562,759

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$1,205	$6,618	$3,007	$2,939	$864	$1,304	$—	$15,937
Special Mention	413	857	526	85	37	—	—	1,918
Substandard	—	—	—	412	157	24	—	593
Doubtful	—	—	—	—	24	—	—	24
Total	$1,618	$7,475	$3,533	$3,436	$1,082	$1,328	$—	$18,472

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$146,797	$731,596	$693,452	$659,225	$329,663	$560,250	$543,620	$3,664,603
Special Mention	451	2,434	6,605	6,797	1,470	36,956	34,078	88,791
Substandard	1,063	2,416	2,166	5,459	3,009	10,267	27,185	51,565
Doubtful	—	786	81	740	304	8,966	91	10,968
Total	$148,311	$737,232	$702,304	$672,221	$334,446	$616,439	$604,974	$3,815,927

Current period gross write offs	$—	$—	$—	$—	$—	$52	$—	$52
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

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status. As previously mentioned, the adoption of ASU 2022-02 on January 1, 2023 eliminated the concept of TDRs. After the adoption of ASU 2022-02 on January 1, 2023, nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing. Prior to the adoption of ASU 2022-02, nonperforming loans consisted of nonaccrual loans, accruing TDRs and loans past due 90 days or more and still accruing.

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,831	$—	$—	$—	$—	$—	$—	$1,831
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,831	$—	$—	$—	$—	$—	$—	$1,831

Current period gross write offs	$297	$—	$—	$—	$—	$—	$—	$297

Construction Real Estate: Retail
Performing	$6,050	$79,178	$17,718	$5,986	$4,121	$3,948	$74	$117,075
Nonperforming	—	—	—	—	—	—	—	—
Total	$6,050	$79,178	$17,718	$5,986	$4,121	$3,948	$74	$117,075

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Mortgage
Performing	$29,761	$208,136	$229,318	$189,929	$87,938	$333,511	$—	$1,078,593
Nonperforming	—	835	597	939	549	8,259	—	11,179
Total	$29,761	$208,971	$229,915	$190,868	$88,487	$341,770	$—	$1,089,772

Current period gross write offs	$—	$—	$—	$—	$—	$20	$—	$20

Residential Real Estate: HELOC
Performing	$—	$140	$299	$71	$137	$2,120	$160,728	$163,495
Nonperforming	—	—	—	—	99	787	275	1,161
Total	$—	$140	$299	$71	$236	$2,907	$161,003	$164,656

Current period gross write offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$74	$180	$—	$7	$213	$3,466	$—	$3,940
Nonperforming	—	—	—	—	—	47	—	47
Total	$74	$180	$—	$7	$213	$3,513	$—	$3,987

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$146,771	$778,177	$422,523	$299,815	$129,981	$109,603	$9,349	$1,896,219
Nonperforming	—	660	459	314	250	496	—	2,179
Total	$146,771	$778,837	$422,982	$300,129	$130,231	$110,099	$9,349	$1,898,398

Current period gross write offs	$8	$600	$588	$314	$195	$142	$—	$1,847

Consumer: GFSC
Performing	$—	$—	$—	$30	$40	$21	$41	$132
Nonperforming	—	—	—	—	8	—	—	8
Total	$—	$—	$—	$30	$48	$21	$41	$140

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,071	$2,071
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,071	$2,071

Current period gross write offs	$—	$—	$—	$—	$—	$—	$10	$10

Total Consumer Loans
Performing	$184,487	$1,065,811	$669,858	$495,838	$222,430	$452,669	$172,263	$3,263,356
Nonperforming	—	1,495	1,056	1,253	906	9,589	275	14,574
Total	$184,487	$1,067,306	$670,914	$497,091	$223,336	$462,258	$172,538	$3,277,930

Current period gross write offs	$305	$600	$588	$314	$195	$171	$10	$2,183

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,489	$—	$—	$—	$—	$—	$—	$1,489
Nonperforming	—	—	—	—	—	—	—	—
Total	1,489	$—	$—	$—	$—	$—	$—	$1,489

Construction Real Estate: Retail
Performing	$71,923	$26,134	$8,218	$4,619	$1,618	$2,580	$75	$115,167
Nonperforming	731	—	523	—	—	12	—	1,266
Total	$72,654	$26,134	$8,741	$4,619	$1,618	$2,592	$75	$116,433

Residential Real Estate: Mortgage
Performing	$207,093	$227,131	$192,904	$90,014	$55,648	$286,464	$—	$1,059,254
Nonperforming	—	—	700	650	518	14,324	—	16,192
Total	$207,093	$227,131	$193,604	$90,664	$56,166	$300,788	$—	$1,075,446

Residential Real Estate: HELOC
Performing	$140	$299	$23	$130	$141	$1,957	$163,134	$165,824
Nonperforming	—	—	43	100	—	999	185	1,327
Total	$140	$299	$66	$230	$141	$2,956	$163,319	$167,151

Residential Real Estate: Installment
Performing	$187	$—	$1	$241	$62	$2,512	$—	$3,003
Nonperforming	—	—	7	2	16	1,063	—	1,088
Total	$187	$—	$8	$243	$78	$3,575	$—	$4,091

Consumer: Consumer
Performing	$823,484	$462,014	$333,336	$150,237	$61,174	$65,612	$4,315	$1,900,172
Nonperforming	440	489	424	355	157	520	—	2,385
Total	$823,924	$462,503	$333,760	$150,592	$61,331	$66,132	$4,315	$1,902,557

Consumer: GFSC
Performing	$—	$—	$55	$111	$45	$2	$51	$264
Nonperforming	—	—	—	10	—	—	—	10
Total	$—	$—	$55	$121	$45	$2	$51	$274

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,150	$2,150
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,150	$2,150

Total Consumer Loans
Performing	$1,104,316	$715,578	$534,537	$245,352	$118,688	$359,127	$169,725	$3,247,323
Nonperforming	1,171	489	1,697	1,117	691	16,918	185	22,268
Total	$1,105,487	$716,067	$536,234	$246,469	$119,379	$376,045	$169,910	$3,269,591

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

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At March 31, 2023 and December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2023 and December 31, 2022 was $4.6 million and $4.7 million, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
Management identifies loans as modifications to borrowers experiencing financial difficulty when a borrower is experiencing financial difficulties and Park has altered the cash flow of the the loan as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Park modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate adjustments.

In some cases, Park provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. For the loans included in the combination columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate adjustment.

The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. As a result, the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses and a change to the allowance for credit losses is generally not recorded upon modification. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023 by class of and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	March 31, 2023
(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$3,104	$—	$—	$3,104	0.25%
PPP loans	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—%
Commercial real estate	—	—	—	—	—	—	—%
Construction real estate:
Commercial	—	—	988	—	—	988	0.57%
Retail	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	150	—	13	163	0.03%
Mortgage	—	—	—	—	—	—	—%
HELOC	—	—	—	—	—	—	—%
Installment	—	—	—	—	64	64	1.61%
Consumer:
Consumer	—	—	—	15	—	15	—%
GFSC	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—%
Total	$—	$—	$4,242	$15	$77	$4,334	0.06%

Park has committed to lend additional amounts totaling $1.7 million to the borrowers included in the previous table as of March 31, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

	Principal Forgiveness	Weighted Average Interest Rate Adjustment	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	0.3
PPP loans	—	—%	0.0
Overdrafts	—	—%	0.0
Commercial real estate	—	—%	0.0
Construction real estate:
Commercial	—	—%	0.2
Retail	—	—%	0.0
Residential real estate:
Commercial	—	1.43%	0.5
Mortgage	—	—%	0.0
HELOC	—	—%	0.0
Installment	—	(1.13)%	10.0
Consumer:
Consumer	—	(4.19)%	0.0
GFSC	—	—%	0.0
Check loans	—	—%	0.0
Leases	—	—%	0.0
Total	$—	(1.26)%	0.4

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no loans modified to borrowers experiencing financial difficulty that had been modified during the three months ended March 31, 2023 that were greater than 30 days past due as of March 31, 2023. Additionally, there were no loans that had a payment default during the three months ended March 31, 2023 and were modified to borrowers experiencing financial difficulty in the three months prior to that default.

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amounts.
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

During the first quarter of 2023, Park adopted ASU 2022-02. This standard was adopted using a modified retrospective transition method on January 1, 2023, resulting in a $383,000 increase to the ACL. A cumulative effect adjustment resulting in a $303,000 decrease to retained earnings was also recorded as a result of the adoption of ASU 2022-02.

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
◦As of December 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 4.14% and 4.36% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high level of inflation, historically low consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2022.
◦As of March 31, 2023, the "most likely" scenario forecasted Ohio unemployment between 4.15% and 4.51% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2023, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high level of inflation, historically low consumer confidence, rising interest rates, financial system stress related to recent bank failures, geopolitical conflict, and workforce challenges continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, Park had $3.4 million and $4.2 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve at both March 31, 2023 and December 31, 2022 was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month periods ended March 31, 2023 and March 31, 2022 is summarized in the following tables:

	Three Months Ended March 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of Adoption of ASU 2022-02	222	181	—	(20)	—	—	383
Charge-offs	349	—	—	29	1,857	—	2,235
Recoveries	46	232	496	357	1,105	—	2,236
Net charge-offs/(recoveries)	$303	$(232)	$(496)	$(328)	$752	$—	$(1)
(Recovery of) provision for credit losses	(334)	(296)	(684)	750	784	(37)	183
Ending balance	$16,572	$17,946	$5,362	$17,889	$28,053	$124	$85,946

	Three Months Ended March 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	190	—	—	35	1,116	6	1,347
Recoveries	118	48	501	32	917	—	1,616
Net charge-offs/(recoveries)	$72	$(48)	$(501)	$3	$199	$6	$(269)
(Recovery of) provision for credit losses	(665)	(1,783)	(2,029)	163	(290)	(1)	(4,605)
Ending balance	$13,288	$23,731	$4,230	$11,584	$25,797	$231	$78,861

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2023 and December 31, 2022, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans at March 31, 2023 and all internally classified commercial nonaccrual loans and TDRs at December 31, 2022, which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2022 Form 10-K).

The composition of the ACL at March 31, 2023 and at December 31, 2022 was as follows:

	March 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,100	$216	$—	$—	$—	$2	$4,318
Collectively evaluated for impairment	12,472	17,730	5,362	17,889	28,053	122	81,628
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,572	$17,946	$5,362	$17,889	$28,053	$124	$85,946

Loan balance:
Loans individually evaluated for impairment	$38,955	$15,477	$1,997	$2,338	$—	$617	$59,384
Loans collectively evaluated for impairment	1,222,943	1,781,941	288,095	1,818,475	1,900,609	17,855	7,029,918
Loans acquired with deteriorated credit quality	83	3,460	651	361	—	—	4,555
Total ending loan balance	$1,261,981	$1,800,878	$290,743	$1,821,174	$1,900,609	$18,472	$7,093,857

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	10.52%	1.40%	—%	—%	—%	0.32%	7.27%
Loans collectively evaluated for impairment	1.02%	0.99%	1.86%	0.98%	1.48%	0.68%	1.16%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.31%	1.00%	1.84%	0.98%	1.48%	0.67%	1.21%

	December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,426	$131	$—	$—	$—	$9	$3,566
Collectively evaluated for impairment	13,561	17,698	5,550	16,831	28,021	152	81,813
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379

Loan balance:
Loans individually evaluated for impairment	$41,307	$32,423	$1,712	$2,191	$—	$708	$78,341
Loans collectively evaluated for impairment	1,259,524	1,758,118	323,043	1,794,302	1,904,981	18,929	7,058,897
Loans acquired with deteriorated credit quality	102	3,513	660	378	—	—	4,653
Total ending loan balance	$1,300,933	$1,794,054	$325,415	$1,796,871	$1,904,981	$19,637	$7,141,891

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	8.29%	0.40%	—%	—%	—%	1.27%	4.55%
Loans collectively evaluated for impairment	1.08%	1.01%	1.72%	0.94%	1.47%	0.80%	1.16%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.31%	0.99%	1.71%	0.94%	1.47%	0.82%	1.20%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At both March 31, 2023 and December 31, 2022, Park had $2.1 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $2.0 million and $2.1 million at March 31, 2023 and December 31, 2022, respectively. The gain expected upon sale was $32,000 and $41,000 at March 31, 2023 and December 31, 2022, respectively. None of these loans were 90 days or more past due or on nonaccrual status at March 31, 2023 or December 31, 2022.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month periods ended March 31, 2023 and 2022.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	402	402
March 31, 2022	$159,595	$7,060	$166,655

December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	327	327
March 31, 2023	$159,595	$5,648	$165,243

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2022, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at March 31, 2023 and at December 31, 2022.

	March 31, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$8,808	$14,456	$8,481
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$10,108	$15,756	$9,781

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $327,000 and $402,000 for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense related to core deposit intangible assets for each of the next five years follows:

(in thousands)	Total
Nine months ending December 31, 2023	$995
2024	1,215
2025	1,042
2026	887
2027	754

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
Affordable housing tax credit investments	$58,871	$60,968
Unfunded commitments	26,723	28,132

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2023 through 2032.

Park recognized amortization expense of $2.1 million and $2.0 million, respectively, for the three months ended March 31, 2023 and 2022, which was included within the provision for income taxes. Additionally, during the three months ended March 31, 2023 and 2022, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.4 million and $2.8 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at March 31, 2023 and December 31, 2022 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2023	December 31, 2022
OREO:
Commercial real estate	$1,354	$1,354
Residential real estate	114	—
Total OREO	$1,468	$1,354

Loans in process of foreclosure:
Residential real estate	$1,709	$1,614

In addition to real estate, Park may also repossess different types of collateral. At March 31, 2023 and December 31, 2022, Park had $0.7 million and $0.6 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $2.02 billion at March 31, 2023, $2.05 billion at December 31, 2022 and $2.14 billion at March 31, 2022. At March 31, 2023, $3.2 million of the sold mortgage loans were sold with recourse, compared to $3.2 million at December 31, 2022 and $3.4 million at March 31, 2022. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2023 and December 31, 2022, management had established reserves of $56,000 and $59,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Mortgage servicing rights:
Carrying amount, net, beginning of period	$15,792	$15,264
Additions	124	626
Amortization	(425)	(628)
Change in valuation allowance	14	442
Carrying amount, net, end of period	$15,505	$15,704

Valuation allowance:
Beginning of period	$182	$1,568
Change in valuation allowance	(14)	(442)
End of period	$168	$1,126

Servicing fees included in "Other service income" were $1.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at March 31, 2023 were $17.2 million and $18.7 million, respectively. At December 31, 2022, the carrying amounts of Park's ROU asset and lease liability were $17.6 million and $19.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month periods ended March 31, 2023 and 2022 follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Lease cost
Operating lease cost	$732	$724
Sublease income	(63)	(63)
Total lease cost	$669	$661

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$923	$773
ROU assets obtained in exchange for new operating lease liabilities	$136	$—
Reductions to ROU assets resulting from reductions to lease obligations	$(777)	$(698)

At both March 31, 2023 and December 31, 2022, Park's operating leases had a weighted average remaining term of 10.0 years. The weighted average discount rate of Park's operating leases was 3.3% at both March 31, 2023 and December 31, 2022.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2023
Nine months ending December 31, 2023	$2,713
2024	2,523
2025	2,180
2026	2,132
2027	2,030
Thereafter	11,020
Total undiscounted minimum lease payments	$22,598
Present value adjustment	(3,947)
Total lease liabilities	$18,651

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

At March 31, 2023 and December 31, 2022, Park's repurchase agreement borrowings totaled $172.1 million and $227.3 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $304.8 million and $313.1 million at March 31, 2023 and December 31, 2022, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2023 and December 31, 2022, Park had $1,150 million and $1,147 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$172,058	$—	$—	$—	$172,058

	December 31, 2022
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$227,342	$—	$—	$—	$227,342

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

Borrowing Derivatives: At March 31, 2023 and December 31, 2022, Park had no borrowing derivatives. During the three-month period ended March 31, 2022, Park recognized interest expense of $148,000 related to borrowing swaps. Additionally, during the three-month period ended March 31, 2022, Park recognized a gain of $139,000, net of income taxes, related to borrowing swaps that was recorded in "Other comprehensive income (loss)" on the Consolidated Condensed Statements of Comprehensive Income.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $21.3 million and $21.7 million at March 31, 2023 and December 31, 2022, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month periods ended March 31, 2023 and March 31, 2022. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income (loss)". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps at March 31, 2023 and at December 31, 2022 follows:

	March 31, 2023	December 31, 2022
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$21,277	$21,700
Weighted average pay rates	4.555%	4.553%
Weighted average receive rates	4.555%	4.553%
Weighted average maturity (years)	7.7	7.9
Unrealized losses	$—	$—

Interest Rate Swaps
The following table reflects the interest rate swaps included in the Consolidated Condensed Balance Sheets at March 31, 2023 and at December 31, 2022.

(In thousands)	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	21,277	1,119	21,700	1,508
Total included in "Other assets"	$21,277	$1,119	$21,700	$1,508

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$21,277	$(1,119)	$21,700	$(1,508)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$21,277	$(1,119)	$21,700	$(1,508)

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

At March 31, 2023 and December 31, 2022, Park had $3.9 million and $2.1 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $77,000 and $46,000 at March 31, 2023 and December 31, 2022, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2023 and December 31, 2022, the fair value of the swap liability of $121,000 and $243,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive loss components, net of tax, are shown in the following table for the three-month periods ended March 31, 2023 and 2022:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding (loss) gain on cash flow hedge	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2023	$(6,680)	$—	$(95,714)	$(102,394)
Other comprehensive income before reclassifications	—	—	12,361	12,361
Net current period other comprehensive income	—	—	12,361	12,361
Ending balance at March 31, 2023	$(6,680)	$—	$(83,353)	$(90,033)

Beginning balance at January 1, 2022	$(5,792)	$(206)	$21,153	$15,155
Other comprehensive income (loss) before reclassifications	—	139	(55,763)	(55,624)
Net current period other comprehensive income (loss)	—	139	(55,763)	(55,624)
Ending balance at March 31, 2022	$(5,792)	$(67)	$(34,610)	$(40,469)

During the three-month periods ended March 31, 2023 and 2022, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2023	2022
Numerator:
Net income	$33,733	$38,875
Denominator:
Weighted-average common shares outstanding	16,242,353	16,219,889
Effect of dilutive PBRSUs and TBRSUs	82,470	111,142
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,324,823	16,331,031
Earnings per common share:
Basic earnings per common share	$2.08	$2.40
Diluted earnings per common share	$2.07	$2.38

Park awarded 54,698 PBRSUs and 52,335 PBRSUs to certain employees during the three months ended March 31, 2023 and 2022, respectively.

Park repurchased an aggregate of 124,000 common shares during the three months ended March 31, 2023, to fund the PBRSUs, the TBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). These repurchases were made pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months ended March 31, 2022.

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

	Operating Results for the three months ended March 31, 2023
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$93,589	$(1,391)	$92,198
Provision for (recovery of) credit losses	915	(732)	183
Other income	24,262	125	24,387
Other expense	72,997	3,506	76,503
Income (loss) before income taxes	$43,939	$(4,040)	$39,899
Income tax expense (benefit)	7,670	(1,504)	6,166
Net income (loss)	$36,269	$(2,536)	$33,733

Assets (at March 31, 2023)	$9,817,967	$39,014	$9,856,981

	Operating Results for the three months ended March 31, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$79,372	$(1,686)	$77,686
Recovery of credit losses	(4,547)	(58)	(4,605)
Other income	31,247	409	31,656
Other expense	64,216	3,157	67,373
Income (loss) before income taxes	$50,950	$(4,376)	$46,574
Income tax expense (benefit)	9,482	(1,783)	7,699
Net income (loss)	$41,468	$(2,593)	$38,875

Assets (at March 31, 2022)	$9,544,545	$31,807	$9,576,352

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month periods ended March 31, 2023 and 2022. The reconciling amounts for consolidated total assets for the periods ended March 31, 2023 and 2022 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2023, 320,302 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2023, 75,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the three months ended March 31, 2023 and 2022, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 54,698 common shares and 52,335 common shares, respectively, to certain employees of Park and its subsidiaries.

As of March 31, 2023, Park has nonvested PBRSUs as well as TBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period and are also subject to subsequent service-based vesting. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the three months ended March 31, 2023 follows:

Common shares subject to PBRSUs and TBRSUs
Nonvested at January 1, 2023	199,650
Granted	54,698
Vested	(56,465)
Forfeited	(570)
Adjustment for performance conditions of PBRSUs (1)	—
Nonvested at March 31, 2023 (2)	197,313
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of March 31, 2023, an aggregate of 194,287 PBRSUs and TBRSUs were expected to vest.

A summary of awards vested during the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31,
	2023	2022
PBRSUs and TBRSUs vested	56,465	48,415
Common shares withheld to satisfy employee income tax withholding obligations	21,981	18,658
Net common shares issued	34,484	29,757

Share-based compensation expense of $2.3 million and $2.0 million was recognized for the three-month periods ended March 31, 2023 and 2022, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at March 31, 2023:

(In thousands)
Nine months ending December 31, 2023	$4,350
2024	4,693
2025	3,076
2026	1,285
2027	206
Total	$13,610

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month periods ended March 31, 2023 and 2022. Additionally, no contributions are expected to be made during the remainder of 2023.

The following table shows the components of net periodic pension benefit (income) expense:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2023	2022
Service cost	$1,559	$2,437	Employee benefits
Interest cost	1,631	1,426	Other components of net periodic pension benefit income
Expected return on plan assets	(3,536)	(4,449)	Other components of net periodic pension benefit income
Recognized prior service cost (credit)	12	(4)	Other components of net periodic pension benefit income
Net periodic pension benefit (income) expense	$(334)	$(590)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2023	2022
Service cost	$234	$213	Employee benefits
Interest cost	176	183	Miscellaneous expense
Total SERP expense	$410	$396

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2023
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,344	$—	$37,344
Obligations of states and political subdivisions	—	412,006	—	412,006
U.S. Government sponsored entities’ asset-backed securities	—	730,261	—	730,261
Collateralized loan obligations	—	519,428	—	519,428
Corporate debt securities	—	8,546	6,855	15,401
Equity securities	2,383	—	449	2,832
Mortgage loans held for sale	—	2,076	—	2,076
Mortgage IRLCs	—	77	—	77
Loan interest rate swaps	—	1,119	—	1,119

Liabilities
Fair value swap	$—	$—	$121	$121
Loan interest rate swaps	—	1,119	—	1,119

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,213	$—	$37,213
Obligations of states and political subdivisions	—	406,711	—	406,711
U.S. Government sponsored entities’ asset-backed securities	—	756,761	—	756,761
Collateralized loan obligations	—	516,539	—	516,539
Corporate debt securities	—	9,472	7,000	16,472
Equity securities	1,420	—	439	1,859
Mortgage loans held for sale	—	2,149	—	2,149
Mortgage IRLCs	—	46	—	46
Loan interest rate swaps	—	1,508	—	1,508

Liabilities
Fair value swap	$—	$—	$243	$243
Loan interest rate swaps	—	1,508	—	1,508

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month periods ended March 31, 2023 and 2022, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2023 and 2022
(In thousands)	Corporate Debt Securities	Equity securities	Fair value swap
Balance at January 1, 2023	$7,000	$439	$(243)
Transfers into level 3	622	—	—
Total (losses) / gains
Included in other income	—	10	—
Included in other comprehensive income	(767)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	122
Balance at March 31, 2023	$6,855	$449	$(121)

Balance at January 1, 2022	$—	$499	$(226)
Total losses
Included in other income	—	(8)	—
Balance at March 31, 2022	$—	$491	$(226)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis as described below:

Individually evaluated collateral dependent loans: When a loan is individually evaluated, it is valued at the lower of cost or fair value. Collateral dependent loans which are individually evaluated and carried at fair value have been partially charged off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, valuations for all collateral dependent loans are updated annually, either through independent valuations by a licensed appraiser or a verification of value ("VOV") performed by an internal licensed appraiser, in accordance with Company policy. A VOV can only be used in select circumstances and verifies that the original appraised value has not deteriorated through property inspection, consideration of market conditions, and performance of all valuation methods utilized in a prior valuation.

After the adoption of ASU 2022-02 on January 1, 2023, loans individually evaluated for impairment include all internally classified commercial nonaccrual loans. Prior to the adoption of ASU 2022-02, loans individually evaluated for impairment included all internally classified commercial nonaccrual loans and accruing TDRs.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At March 31, 2023 and December 31, 2022, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

At March 31, 2023 and December 31, 2022, there were no OREO properties held by Park that were carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement.

Fair Value Measurements at March 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2023
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,873	$2,873
Residential real estate	—	—	195	195
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$3,068	$3,068

MSRs	$—	$1,793	$—	$1,793

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$5,573	$5,573
Residential real estate	—	—	200	200
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$5,773	$5,773

MSRs	$—	$1,717	$—	$1,717

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

	March 31, 2023
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$3,284	$1,293	$216	$3,068
Remaining individually evaluated loans	56,100	245	4,102	51,998
Total individually evaluated loans	$59,384	$1,538	$4,318	$55,066

	December 31, 2022
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$5,903	$1,523	$130	$5,773
Remaining individually evaluated loans	72,438	252	3,436	69,002
Total individually evaluated loans	$78,341	$1,775	$3,566	$74,775

The (expense) income from credit adjustments related to individually evaluated loans carried at fair value was $(107,000) and $24,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

MSRs totaled $15.5 million at March 31, 2023. Of this $15.5 million MSR carrying balance, $1.8 million were recorded at fair value and included a valuation allowance of $0.2 million. The remaining $13.7 million were recorded at cost, as the fair value exceeded cost at March 31, 2023. At December 31, 2022, MSRs totaled $15.8 million. Of this $15.8 million MSR carrying balance, $1.7 million were recorded at fair value and included a valuation allowance of $0.2 million. The remaining $14.1 million were recorded at cost, as the fair value exceeded cost at December 31, 2022. The income related to MSRs carried at fair value during the three-month periods ended March 31, 2023 and 2022 was $14,000 and $442,000, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

March 31, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,873	Sales comparison approach	Adj to comparables	3.9% - 202.0% (25.3%)
		Income approach	Capitalization rate	7.5% - 8.5% (8.0%)

Residential real estate	$195	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.9%)

December 31, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$5,573	Sales comparison approach	Adj to comparables	0.0% - 202.0% (19.4%)
		Income approach	Capitalization rate	7.0% - 10.0% (7.9%)
		Cost approach	Entrepreneurial profit	10.0% - 12.0% (11.4%)
		Cost approach	Accumulated depreciation	38.8% (38.8%)

Residential real estate	$200	Sales comparison approach	Adj to comparables	1.9% - 119.8% (17.4%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments are valued using the NAV practical expedient in accordance with ASC 820.

At March 31, 2023 and December 31, 2022, Park had Partnership Investments with a NAV of $24.9 million and $24.4 million, respectively. At March 31, 2023 and December 31, 2022, Park had $19.6 million and $20.3 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2023 and 2022, Park recognized (expense) income of $(0.4) million and $2.4 million respectively, related to these Partnership Investments.

The fair value of certain financial instruments at March 31, 2023 and December 31, 2022, was as follows:

	March 31, 2023
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$261,919	$261,919	$—	$—	$261,919
Investment securities (1)	1,714,440	—	1,707,585	6,855	1,714,440
Other investment securities (2)	2,832	2,383	—	449	2,832

Mortgage IRLCs	77	—	77	—	77
Mortgage loans held for sale	2,076	—	2,076	—	2,076
Individually evaluated loans carried at fair value	3,068	—	—	3,068	3,068
Other loans, net	7,002,690	—	—	6,887,490	6,887,490
Loans receivable, net	$7,007,911	$—	$2,153	$6,890,558	$6,892,711

Financial liabilities:
Time deposits	$531,850	$—	$531,277	$—	$531,277
Other	2,630	2,630	—	—	2,630
Deposits (excluding demand deposits)	$534,480	$2,630	$531,277	$—	$533,907

Short-term borrowings	$172,058	$—	$172,058	$—	$172,058
Subordinated notes	188,785	—	179,251	—	179,251

Derivative financial instruments - assets:
Loan interest rate swaps	$1,119	$—	$1,119	$—	$1,119

Derivative financial instruments - liabilities:
Fair value swap	$121	$—	$—	$121	$121
Loan interest rate swaps	1,119	—	1,119	—	1,119
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2022
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$189,728	$189,728	$—	$—	$189,728
Investment securities (1)	1,733,696	—	1,726,696	7,000	1,733,696
Other investment securities (2)	1,859	1,420	—	439	1,859

Mortgage loans held for sale	2,149	—	2,149	—	2,149
Mortgage IRLCs	46	—	46	—	46
Individually evaluated loans carried at fair value	5,773	—	—	5,773	5,773
Other loans, net	7,048,544	—	—	6,918,326	6,918,326
Loans receivable, net	$7,056,512	$—	$2,195	$6,924,099	$6,926,294

Financial liabilities:
Time deposits	$554,445	$—	$552,443	—	$552,443
Other	1,325	1,325	—	—	1,325
Deposits (excluding demand deposits)	$555,770	$1,325	$552,443	$—	$553,768

Short-term borrowings	$227,342	$—	$227,342	$—	$227,342
Subordinated notes	188,667	—	177,928	—	177,928

Derivative financial instruments - assets:
Loan interest rate swaps	$1,508	$—	$1,508	$—	$1,508

Derivative financial instruments - liabilities:
Fair value swap	$243	$—	$—	$243	$243
Loan interest rate swaps	1,508	—	1,508	—	1,508
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

The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month periods ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,504	$—	$2,504
Employee benefit and retirement-related accounts	2,472	—	2,472
Investment management and investment advisory agency accounts	3,162	—	3,162
Other	477	—	477
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,061	—	1,061
Demand deposit account (DDA) charges	1,038	—	1,038
Other	142	—	142
Other service income (1)
Credit card	683	—	683
HELOC	89	—	89
Installment	49	—	49
Real estate	1,455	—	1,455
Commercial	286	135	421
Debit card fee income	6,457	—	6,457
Bank owned life insurance income (2)	1,134	51	1,185
ATM fees	533	—	533
Loss on sale of OREO, net	(9)	—	(9)
OREO valuation markup	15	—	15
Loss on equity securities, net (2)	(307)	(98)	(405)
Other components of net periodic pension benefit income (2)	1,857	36	1,893
Miscellaneous (3)	1,164	1	1,165
Total other income	$24,262	$125	$24,387
(1) Of the $2.7 million of aggregate revenue included within "Other service income", approximately $1.4 million is within the scope of ASC 606, with the remaining $1.3 million consisting primarily of certain residential real estate loan fees which are out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.2 million, all of which are within scope of ASC 606.

	Three Months Ended March 31, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,506	$—	$2,506
Employee benefit and retirement-related accounts	2,560	—	2,560
Investment management and investment advisory agency accounts	3,260	—	3,260
Other	471	—	471
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,417	—	1,417
Demand deposit account (DDA) charges	516	—	516
Other	141	—	141
Other service income (1)
Credit card	642	—	642
HELOC	89	—	89
Installment	43	—	43
Real estate	3,719	—	3,719
Commercial	354	(28)	326
Debit card fee income	6,126	—	6,126
Bank owned life insurance income (2)	1,093	82	1,175
ATM fees	532	—	532
Loss on sale of OREO, net	—	—	—
OREO valuation markup	30	—	30
Gain on equity securities, net (2)	2,219	134	2,353
Other components of net periodic pension benefit income (2)	2,955	72	3,027
Miscellaneous (3)	2,574	149	2,723
Total other income	$31,247	$409	$31,656
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

Note 22 - Other Matters

On February 28, 2023, Park National Bank reached an agreement with the DOJ to increase the efforts of Park National Bank to promote home lending in the Columbus, Ohio market. The agreement, which is reflected in the consent order filed on February 28, 2023, in the U.S. District Court for the Southern District of Ohio (the “DOJ Consent Order”) and approved by that Court on March 2, 2023, served to voluntarily resolve all claims of the U.S. alleging that Park National Bank’s mortgage lending practices within the Columbus, Ohio Metropolitan Statistical Area violated the Fair Housing Act and the Equal Credit Opportunity Act.

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
•current and future economic and financial market conditions, either nationally or in the states in which Park and our subsidiaries do business, that may reflect deterioration in business and economic conditions, including the effects of higher unemployment rates, an acceleration in the pace of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the impact of the Russia-Ukraine conflict and associated sanctions and export controls), and any slowdown in global economic growth, in addition to the continuing impact of the COVID pandemic and recovery therefrom on our customers’ operations and financial condition, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
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
•the impact of widespread natural and other disasters, pandemics (including the COVID pandemic), dislocations, regional or national protests and civil unrest (including any resulting branch closures or damages), military or terrorist activities or international hostilities (especially in light of the Russia-Ukraine conflict) on the economy and financial markets generally and on us or our counterparties specifically;
•a worsening of the U.S. economy due to financial, political, or other shocks;
•the effect of healthcare laws in the U.S. and potential changes for such laws, especially in light of the COVID pandemic, which may increase our healthcare and other costs and negatively impact our operations and financial results;
•risk and uncertainties associated with Park's entry into new geographic markets with our most recent acquisitions, including expected revenue synergies and cost savings from recent acquisitions not being fully realized or realized within the expected time frame;
•uncertainty surrounding the transition from the LIBOR to an alternate reference rate;
•a continuation of recent turmoil in the financial services industry, and the impact of responsive measures to mitigate and manage such turmoil, including potential increased supervisory and regulatory actions and costs;
•and other risk factors relating to the financial services industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and "Item 1A. Risk Factors" of Part II of this Quarterly Report on Form 10-Q.

Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by applicable law.

Non-U.S. GAAP Financial Measures

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

Non-U.S. GAAP Financial Measures
Park's management uses certain non-U.S. GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income.

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income for the three months ended and at March 31, 2023 and March 31, 2022. For the purpose of calculating the annualized return on average tangible equity, a non-U.S.GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-U.S. GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating tangible book value per common share, a non-U.S. GAAP financial measure, tangible equity is divided by the number of common shares outstanding, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income, in each case during the applicable period.

Management believes that the disclosure of the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income presents additional information to the reader of the condensed consolidated financial statements, which, when read in conjunction with the condensed consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of average tangible equity to average shareholders' equity, average tangible assets to average assets, tangible equity to total shareholders' equity, tangible assets to total assets, and pre-tax, pre-provision net income to net income solely for the purpose of complying with SEC Regulation G and not as an indication that the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income are substitutes for the annualized return on average equity, the annualized return on average assets, the total shareholders' equity to total assets ratio, book value per common share and net income, respectively, as determined in accordance with U.S. GAAP.

FTE (fully taxable equivalent) Financial Measures
Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal corporate income tax rate of 21 percent. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

Paycheck Protection Program ("PPP") Loans
Park originated an aggregate of $764.7 million in loans as part of the PPP. For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA. These loans are not typical of Park's loan portfolio in that they are part of a specific government program to support businesses during the COVID pandemic and are 100% guaranteed by SBA. As such, management considers growth in the loan portfolio excluding PPP loans, the total allowance for credit losses to total loans ratio (excluding PPP loans), and general reserve on collectively evaluated loans as a percentage of total collectively evaluated loans (excluding PPP loans) in addition to the related U.S. GAAP metrics which are not adjusted for PPP loans.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2022 Form 10-K lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent bank failures have called into question the stability of the financial services industry. While Park is well capitalized and has significant available liquidity, the effects of these failures and potential future failures may meaningfully impact significant estimates such as the allowance for credit losses, goodwill, and pension plan obligations and related expenses.

Allowance for Credit Losses: Park believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected LGD, the amounts and timing of expected future cash flows on individually evaluated loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

One of the most significant judgments impacting the ACL estimate is the economic forecast for Ohio unemployment, Ohio GDP, and Ohio HPI. Changes in the economic forecast could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) the military conflict between Russia and Ukraine persists longer than anticipated worsening supply-chain conditions and increasing shortages of many goods; (2) supply-chain shortages weaken manufacturing; (3) inflation remains elevated, though slightly below the baseline amid persistent shortages and concerns about a wage price spiral; (4) the Federal Reserve Board initially keeps the fed funds rate elevated, though a bit less than in the baseline because of weakening economy; (5) recent bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; and (6) the economy falls into recession in the second quarter of 2023. The adverse scenario forecasts Ohio unemployment for the next twelve months to range from 6.5% to 9.1%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $27.7 million as of March 31, 2023 if only the adverse scenario was used. Excluding consideration of general reserve adjustments, a corresponding $27.7 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the "Credit Metrics and Provision for (Recovery of) Credit Losses" section of this MD&A for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of March 31, 2023, relates to the value inherent in the financial services industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately preceding March 31. Based on the qualitative analysis performed as of April 1, 2022, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. The fair value of the goodwill, which resides on the books of PNB, is evaluated for potential impairment by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and financial services industry comparable information.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2023 and 2022

Summary Discussion of Results

Net income for the three months ended March 31, 2023 was $33.7 million, compared to $38.9 million for the first quarter of 2022. Diluted earnings per common share were $2.07 for the first quarter of 2023, compared to $2.38 for the first quarter of 2022. Weighted average diluted common shares outstanding were 16,324,823 for the first quarter of 2023, compared to 16,331,031 weighted average diluted common shares outstanding for the first quarter of 2022.

Liquidity and Capital

Park continues to maintain strong capital and liquidity. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, off balance sheet deposits, unpledged investment securities and available FHLB borrowing capacity, totaled $2.74 billion at March 31, 2023.

Park's debt securities portfolio is classified as available-for-sale ("AFS") and these debt securities are available to be sold in the future in response to Park's liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. AFS debt securities are reported at fair value, with unrealized holding gains and losses excluded from earnings, but included in other comprehensive loss, net of applicable income taxes. The table below provides additional detail on Park's debt securities portfolio and capital position.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	% change from 12/31/22	% change from 03/31/22
Net unrealized losses on debt securities	105,510	121,156	43,809	(12.91)%	140.84%
Net unrealized losses on debt securities as a percentage of period end total assets	1.07%	1.23%	0.46%	(13.01)%	132.61%

Total shareholders' equity / Period end total assets	10.98%	10.85%	11.24%	1.20%	(2.31)%
Tangible equity / Tangible assets (1)	9.46%	9.33%	9.67%	1.39%	(2.17)%
(1) Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end.

Park's deposits grew during the COVID pandemic and normalized throughout 2022. In order to manage the impact of this growth on its balance sheet, Park has utilized a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount off balance sheet based on its balance sheet management strategies and liquidity needs. The balance of deposits transferred off balance sheet has declined as deposit balances have returned to normalized levels. The table below breaks out the change in deposit balances, by deposit type, for Park National Corporation.

(Dollars in thousands)	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Retail Deposits
Non-interest bearing deposits	$1,176,545	$1,193,807	$1,195,530	$1,077,107	$801,035
Transaction accounts	939,026	994,717	1,004,532	900,093	760,640
Savings	1,702,824	1,744,713	1,669,373	1,427,687	1,461,347
Certificates of deposit	445,552	455,157	546,793	620,965	725,017
Total retail deposits	$4,263,947	$4,388,394	$4,416,228	$4,025,852	$3,748,039
$ change from prior period end	$(124,447)	$(27,834)	$390,376	$277,813
% change from prior period end	(2.8)%	(0.6)%	9.7%	7.4%

Commercial Deposits
Non-interest bearing deposits	$1,745,697	$1,880,469	$1,870,889	$1,649,992	$1,158,900
Transaction accounts	1,231,790	993,388	498,344	481,386	868,102
Savings	966,712	873,176	954,200	1,171,521	863,458
Certificates of deposit	86,298	99,288	164,867	243,607	414,113
Total commercial deposits	$4,030,497	$3,846,321	$3,488,300	$3,546,506	$3,304,573
$ change from prior period end	$184,176	$358,021	$(58,206)	$241,933
% change from prior period end	4.8%	10.3%	(1.6)%	7.3%

Total deposits	8,294,444	8,234,715	7,904,528	7,572,358	7,052,612
$ change from prior period end	$59,729	$330,187	$332,170	$519,746
% change from prior period end	0.7%	4.2%	4.4%	7.4%

Off balance sheet deposits	164,600	195,937	983,053	710,101	—
Total deposits including off balance sheet deposits	$8,459,044	$8,430,652	$8,887,581	$8,282,459	$7,052,612
$ change from prior period end	$28,392	$(456,929)	$605,122	$1,229,847
% change from prior period end	0.3%	(5.1)%	7.3%	17.4%

During the three months ended March 31, 2023, total deposits including off balance sheet deposits increased by $28.4 million, or 0.3%. This increase consisted of a $184.2 million increase in total commercial deposits offset by a $124.4 million decrease in total retail deposits and a $31.3 million decrease in off balance sheet deposits. Of the $184.2 million increase in total commercial deposits, $182.9 million was a result of an increase in public fund deposits. This increase is consistent with historical seasonality. As of March 31, 2023, Park had approximately $1.5 billion of uninsured deposits, which was 18.6% of total deposits. Uninsured deposits of $1.5 billion included $288 million of deposits which were over $250,000 but were fully collateralized by Park's investment securities portfolio.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first quarters (the three months ended March 31) of 2023 and 2022 and for the years ended December 31, 2022 and 2021. Park's segments include The Park National Bank ("PNB") and "All Other" which primarily consists of Park as the "Parent Company", Guardian Financial Services Company ("GFSC") and SE Property Holdings, LLC ("SEPH").

(In thousands)	Q1 2023	Q1 2022	2022	2021
PNB	$36,269	$41,468	$143,243	$159,461
All Other	(2,536)	(2,593)	5,108	(5,516)
Total Park	$33,733	$38,875	$148,351	$153,945

Highlights from the three-month periods ended March 31, 2023 and 2022 included:

•Net income for the three months ended March 31, 2023 of $33.7 million represented a $5.1 million, or 13.2%, decrease compared to $38.9 million for the three months ended March 31, 2022 and a $649,000, or 2.0%, increase compared to $33.1 million for the three months ended December 31, 2022.
•Pre-tax, pre-provision net income for the three months ended March 31, 2023 of $40.1 million represented a $1.9 million, or 4.5%, decrease compared to $42.0 million for the three months ended March 31, 2022 and a $3.3 million, or 7.5%, decrease compared to $43.3 million for the three months ended December 31, 2022.
•During the three months ended March 31, 2023, Park recorded interest income of $26,000 related to PPP loans, compared to $1.6 million for the three months ended March 31, 2022 and $78,000 for the three months ended December 31, 2022.
•PNB loans outstanding at March 31, 2023 increased 4.0%, compared to at March 31, 2022, and decreased 0.7% compared to at December 31, 2022.
•Park's loan portfolio reflected continued good credit quality with net loan recoveries as a percentage of average loans of 0.00% for the three months ended March 31, 2023, compared to net loan charge-offs as a percentage of average loans of 0.09% for the three months ended December 31, 2022, and net loan recoveries as a percentage of average loans of 0.02% for the three months ended March 31, 2022.

Net income for each of the three months ended March 31, 2023 and March 31, 2022 included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding All Other.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters (the three months ended March 31) of 2023 and 2022 and for the years ended December 31, 2022 and 2021.

(In thousands)	Q1 2023	Q1 2022	2022	2021
Net interest income	$93,589	$79,372	$350,646	$328,398
Provision for (recovery of) credit losses	915	(4,547)	5,834	(8,554)
Other income	24,262	31,247	115,211	126,802
Other expense	72,997	64,216	283,670	266,678
Income before income taxes	$43,939	$50,950	$176,353	$197,076
Income tax expense	7,670	9,482	33,110	37,615
Net income	$36,269	$41,468	$143,243	$159,461

Net interest income of $93.6 million for the three months ended March 31, 2023 represented a $14.2 million, or 17.9%, increase compared to $79.4 million for the three months ended March 31, 2022. The increase was a result of a $29.3 million increase in interest income, partially offset by a $15.1 million increase in interest expense.

The $29.3 million increase in interest income was due to a $18.7 million increase in interest income on loans and a $10.6 million increase in investment income. The $18.7 million increase in interest income on loans was primarily the result of a $271.3 million increase in average loans, from $6.83 billion for the three months ended March 31, 2022 to $7.10 billion for the three months ended March 31, 2023, as well as an increase in the yield on loans, which increased 91 basis points to 5.21% for the three months ended March 31, 2023, compared to 4.30% for the three months ended March 31, 2022. The $10.6 million increase in investment income was partially the result of a $28.4 million increase in average investments, including money market instruments, from $2.12 billion for the three months ended March 31, 2022 to $2.15 billion for the three months ended March 31, 2023. The increase in investment income was also impacted by an increase in the yield on investments, which increased 198 basis points to 3.77% for the three months ended March 31, 2023, compared to 1.79% for the three months ended March 31, 2022.

The $15.1 million increase in interest expense was due to a $14.5 million increase in interest expense on deposits, as well as a $581,000 increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $306.8 million increase in average on-balance sheet interest bearing deposits from $5.17 billion for the three months ended March 31, 2022, to $5.48 billion for the three months ended March 31, 2023 as well as an increase in the cost of deposits of 107 basis points, from 0.08% for the three months ended March 31, 2022 to 1.15% for the three months ended March 31, 2023. The increase in on-balance sheet interest bearing deposits was due to an increase in transaction accounts, which was partially offset by decreases in both savings and time deposits. During the three months ended March 31, 2023 and 2022, Park made the decision to continue its participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet.

The provision for credit losses of $915,000 for the three months ended March 31, 2023 represented a difference of $5.5 million, compared to a recovery of credit losses of $4.5 million for the three months ended March 31, 2022. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional details regarding the level of the provision for (recovery of) credit losses recognized in each period presented above.

Other income of $24.3 million for the three months ended March 31, 2023 represented a decrease of $7.0 million, or 22.4%, compared to $31.2 million for the three months ended March 31, 2022. The $7.0 million decrease was primarily related to (i) a $2.5 million change in (loss) gain on equity securities, net, from a $2.2 million gain for the three months ended March 31, 2022 to a $307,000 loss for the three months ended March 31, 2023; (ii) a $2.3 million decrease in other service income, which was primarily due to declines in fee income from mortgage loan originations and mortgage servicing rights, partially offset increases in investor rate locks and mortgage loans held for sale; (iii) a $1.4 million decrease in other miscellaneous income, which was primarily due to decreases in the net gain on the sale of other assets and decreases in other fee income; and (iv) a $1.1 million decrease in other components of net periodic benefit income. These decreases were partially offset by a $330,000 increase in debit card fee income.

A summary of mortgage loan originations for the first quarters of 2023 and 2022 and the years ended December 31, 2022 and 2021 follows.

(In thousands)	Q1 2023	Q1 2022	2022	2021
Mortgage Loan Origination Volume
Sold	$13,756	$69,053	$159,142	$555,278
Portfolio	32,743	53,498	263,287	284,686
Construction	13,124	32,928	120,794	119,555
Service released	1,576	4,660	14,738	13,802
Total mortgage loan originations	$61,199	$160,139	$557,961	$973,321

Refinances as a % of Total Mortgage Loan Originations	24.7%	41.7%	29.4%	54.2%

Total mortgage loan originations decreased $98.9 million, or 61.8%, to $61.2 million for the three months ended March 31, 2023 compared to $160.1 million for the three months ended March 31, 2022.

The table below reflects PNB's total other expense for the three months ended March 31, 2023 and 2022.

(Dollars in thousands)	Q1 2023	Q1 2022	$ change	% change
Other expense:
Salaries	$33,833	$29,320	$4,513	15.4%
Employee benefits	10,799	10,413	386	3.7%
Occupancy expense	3,343	3,230	113	3.5%
Furniture and equipment expense	3,245	2,936	309	10.5%
Data processing fees	8,680	7,423	1,257	16.9%
Professional fees and services	5,679	4,698	981	20.9%
Marketing	1,296	1,315	(19)	(1.4)%
Insurance	1,810	1,400	410	29.3%
Communication	1,017	874	143	16.4%
State tax expense	1,129	1,123	6	0.5%
Amortization of intangible assets	327	402	(75)	(18.7)%
Miscellaneous	1,839	1,082	757	70.0%
Total other expense	$72,997	$64,216	$8,781	13.7%

Total other expense of $73.0 million for the three months ended March 31, 2023 represented an increase of $8.8 million, or 13.7%, compared to $64.2 million for the three months ended March 31, 2022. The increase in salaries expense was primarily related to increases in base salary expense, incentive compensation expense and share-based compensation expense, partially offset by a decrease in additional compensation expense. The increase in employee benefits expense was primarily related to increases in group insurance expense and payroll tax expense, partially offset by a decrease in retirement benefit expense. The increase in furniture and equipment expense was primarily related to increases in depreciation expense and maintenance and repairs on equipment expense. The increase in data processing fees was primarily related to increases in software data processing expense and debit card processing expense. The increase in professional fees and services expense was primarily due to increases in other fees, temporary wages, legal expense and directors' fees. The increase in insurance expense was due to an increase in FDIC insurance assessment expense. The increase in miscellaneous expense was due to increased expense for the allowance for unfunded lines of credit and increased training and travel-related expenses, which were partially offset by a decrease in operating lease depreciation expense.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the three months ended March 31, 2023 and 2022 and as of or for the year ended December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	% change from 12/31/22	% change from 03/31/22
Loans	7,093,498	7,141,362	6,820,090	(0.67)%	4.01%
Loans less PPP loans (1)	7,090,053	7,137,156	6,782,666	(0.66)%	4.53%
Allowance for credit losses	85,941	85,370	78,808	0.67%	9.05%
Net loans	7,007,557	7,055,992	6,741,282	(0.69)%	3.95%
Investment securities	1,774,137	1,796,613	1,817,493	(1.25)%	(2.39)%
Total assets	9,817,967	9,815,951	9,544,545	0.02%	2.86%
Total deposits	8,583,204	8,534,320	8,255,304	0.57%	3.97%
Average assets (2)	10,021,362	10,011,932	9,798,555	0.09%	2.27%
Efficiency ratio (3)	61.46%	60.43%	57.63%	1.70%	6.65%
Return on average assets (4)	1.47%	1.43%	1.72%	2.80%	(14.53)%
(1) Excludes $3.4 million, $4.2 million and $37.4 million of PPP loans at March 31, 2023, December 31, 2022 and March 31, 2022.
(2) Average assets for the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022.
(3) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $926,000 for the three months ended March 31, 2023, $3.5 million for the year ended December 31 2022 and $819,000 for the three months ended March 31 2022.
(4) Annualized for the three months ended March 31, 2023 and 2022.

Loans outstanding at March 31, 2023 were $7.09 billion, compared to (i) $7.14 billion at December 31, 2022, a decrease of $47.9 million, and (ii) $6.82 billion at March 31, 2022, an increase of $273.4 million. Excluding $3.4 million, $4.2 million and $37.4 million of PPP loans at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, loans outstanding were $7.09 billion at March 31, 2023, compared to (i) $7.14 billion at December 31, 2022, a decrease of $47.1 million, and (ii) $6.78 billion at March 31, 2022, an increase of $307.4 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	$ change from 12/31/22	% change from 12/31/22	$ change from 3/31/22	% change from 3/31/22
Home equity	$164,736	$167,232	$159,667	$(2,496)	(1.5)%	$5,069	3.2%
Installment	1,914,781	1,921,059	1,685,627	(6,278)	(0.3)%	229,154	13.6%
Real estate	1,210,045	1,195,037	1,126,666	15,008	1.3%	83,379	7.4%
Commercial (excluding PPP loans) (1)	3,800,284	3,850,477	3,807,310	(50,193)	(1.3)%	(7,026)	(0.2)%
PPP loans	3,445	4,206	37,424	(761)	(18.1)%	(33,979)	(90.8)%
Other	207	3,351	3,396	(3,144)	(93.8)%	(3,189)	(93.9)%
Total loans	$7,093,498	$7,141,362	$6,820,090	(47,864)	(0.7)%	273,408	4.0%
Total loans (excluding PPP loans) (1)	$7,090,053	$7,137,156	$6,782,666	$(47,103)	(0.7)%	$307,387	4.5%
(1) Excludes $3.4 million of PPP loans at March 31, 2023, $4.2 million of PPP loans at December 31, 2022, and $37.4 million of PPP loans at March 31, 2022.

PNB's allowance for credit losses was $85.9 million at March 31, 2023, compared to (i) $85.4 million at December 31, 2022, an increase of $571,000, or 0.7%, and (ii) $78.9 million at March 31, 2022, an increase of $7.1 million, or 9.1%. Net charge-offs were $727,000, or 0.04% of total average loans, for the three months ended March 31, 2023 and were $3.6 million, or 0.05% of total average loans, for the year ended December 31 2022. Net recoveries were $245,000, or 0.01% of total average loans, for the three months ended March 31, 2022. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) credit losses recognized in each period presented.

Total deposits at March 31, 2023 were $8.58 billion, compared to (i) $8.53 billion at December 31, 2022, an increase of $48.9 million, or 0.6%, and (ii) $8.26 billion at March 31, 2022, an increase of $327.9 million, or 4.0%. During the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, Park made the decision to continue participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID pandemic. At March 31, 2023, December 31, 2022 and March 31, 2022, Park had $164.6 million, $195.9 million, and $1,149.2 million, respectively, in deposits which were off-balance sheet. Total deposits would have increased $17.5 million, or 0.2%, compared to at December 31, 2022 had the $164.6 million and $195.9 million in deposits remained on the balance sheet at the respective dates. Total deposits would have decreased $656.7 million, or 7.0%, compared to at March 31, 2022 had the $164.6 million and $1,149.2 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	$ change from 12/31/22	% change from 12/31/22	$ change from 3/31/22	% change from 3/31/22
Non-interest bearing deposits	$3,211,327	$3,374,269	$3,315,210	$(162,942)	(4.8)%	$(103,883)	(3.1)%
Transaction accounts	2,170,814	1,988,106	1,587,856	182,708	9.2%	582,958	36.7%
Savings	2,669,212	2,617,500	2,657,694	51,712	2.0%	11,518	0.4%
Certificates of deposit	531,851	554,445	694,544	(22,594)	(4.1)%	(162,693)	(23.4)%
Total deposits	$8,583,204	$8,534,320	$8,255,304	$48,884	0.6%	$327,900	4.0%
Off balance sheet deposits	164,600	195,937	1,149,187	(31,337)	(16.0)%	(984,587)	(85.7)%
Total deposits including off balance sheet deposits	$8,747,804	$8,730,257	$9,404,491	$17,547	0.2%	$(656,687)	(7.0)%

All Other

The table below reflects All Other net (loss) income for the first quarters (the three months ended March 31) of 2023 and 2022 and for the years ended December 31, 2022, and 2021.

(In thousands)	Q1 2023	Q1 2022	2022	2021
Net interest (expense) income	$(1,391)	$(1,686)	$(3,587)	$1,495
Recovery of credit losses	(732)	(58)	(1,277)	(3,362)
Other income	125	409	20,724	3,142
Other expense	3,506	3,157	14,308	16,840
Net (loss) income before income tax benefit	$(4,040)	$(4,376)	$4,106	$(8,841)
Income tax benefit	(1,504)	(1,783)	(1,002)	(3,325)
Net (loss) income	$(2,536)	$(2,593)	$5,108	$(5,516)

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

Net interest (expense) income reflected net interest expense of $1.4 million for the three months ended March 31, 2023, compared to net interest expense of $1.7 million for the three months ended March 31, 2022. The change was largely the result of an increase of $565,000 in loan interest income related to payment collections at SEPH, partially offset by a decrease of $96,000 in net interest income from GFSC and a decrease in interest expense on borrowings of $174,000.

Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other expense of $3.5 million for the three months ended March 31, 2023, compared to $3.2 million for the three months ended March 31, 2022. The increase was largely due to a $382,000 increase in professional fees and services expense which was partially offset by a $162,000 decrease in salaries expense.

Park National Corporation

The table below reflects Park's consolidated net income for the first quarters (the three months ended March 31) of 2023 and 2022 and for the years ended December 31, 2022 and 2021.

(In thousands)	Q1 2023	Q1 2022	2022	2021
Net interest income	$92,198	$77,686	$347,059	$329,893
Provision for (recovery of) credit losses	183	(4,605)	4,557	(11,916)
Other income	24,387	31,656	135,935	129,944
Other expense	76,503	67,373	297,978	283,518
Income before income taxes	$39,899	$46,574	$180,459	$188,235
Income tax expense	6,166	7,699	32,108	34,290
Net income	$33,733	$38,875	$148,351	$153,945

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2023 and 2022

Net interest income increased by $14.5 million, or 18.7%, to $92.2 million for the first quarter of 2023, compared to $77.7 million for the first quarter of 2022. See the discussion under the table below.

	Three months ended March 31, 2023			Three months ended March 31, 2022
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,099,240	$91,766	5.24%	$6,829,336	$72,584	4.31%
Taxable investments	1,452,398	12,979	3.62%	1,397,975	6,130	1.78%
Tax-exempt investments (2)	422,832	3,686	3.54%	371,695	3,098	3.38%
Money market instruments	292,948	3,396	4.70%	360,103	153	0.17%
Interest earning assets	$9,267,418	$111,827	4.89%	$8,959,109	$81,965	3.71%

Interest bearing deposits	$5,476,661	15,559	1.15%	$5,170,296	1,071	0.08%
Short-term borrowings	204,471	824	1.64%	223,157	244	0.44%
Long-term debt	188,727	2,320	4.99%	188,267	2,145	4.62%
Interest bearing liabilities	$5,869,859	$18,703	1.29%	$5,581,720	$3,460	0.25%
Excess interest earning assets	$3,397,559			$3,377,389
Tax equivalent net interest income		$93,124			$78,505
Net interest spread			3.60%			3.46%
Net interest margin			4.08%			3.55%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $152,000 for the three months ended March 31, 2023 and $168,000 for the same period of 2022.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $774,000 for the three months ended March 31, 2023 and $651,000 for the same period of 2022.

Average interest earning assets for the first quarter of 2023 increased by $308.3 million, or 3.4%, to $9,267 million for the first quarter of 2023, compared to $8,959 million for the first quarter of 2022. The average yield on interest earning assets increased by 118 basis points to 4.89% for the first quarter of 2023, compared to 3.71% for the first quarter of 2022.

Interest income for the three months ended March 31, 2023 and 2022 included purchase accounting accretion of $200,000 and $477,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $574,000 and $42,000, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the three months ended March 31, 2023 and 2022 also included $26,000 and $1.6 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, the yield on loans was 5.20% and 4.22% for the three months ended March 31, 2023 and 2022, respectively, and the yield on earning assets was 4.86% and 3.64% for the three months ended March 31, 2023 and 2022, respectively.

Average interest bearing liabilities for the first quarter of 2023 increased by $288.1 million, or 5.2%, to $5,870 million, compared to $5,582 million for the first quarter of 2022. The average cost of interest bearing liabilities increased by 104 basis points to 1.29% for the first quarter of 2023, compared to 0.25% for the first quarter of 2022. During the three months ended March 31, 2023 and 2022, Park continued to participate in a OWS program in order to manage growth of the balance sheet. At March 31, 2023 and 2022, Park had $164.6 million and $1,149.2 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Management from time to time has elected to move these funds both on and off the balance sheet throughout the quarter due to favorable interest rate conditions and other factors. When on the balance sheet, these deposits are included in the average interest bearing liabilities and related interest expense.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 4.04% and 3.48% for the three months ended March 31, 2023 and 2022, respectively.

Yield on Loans: Average loan balances increased $269.9 million, or 4.0%, to $7,099 million for the first quarter of 2023, compared to $6,829 million for the first quarter of 2022. The average yield on the loan portfolio increased by 93 basis points to 5.24% for the first quarter of 2023, compared to 4.31% for the first quarter of 2022. Average loans for the first quarters of 2023 and 2022 included $3.8 million and $60.0 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2023 and 2022.

	Three months ended March 31, 2023		Three months ended March 31, 2022
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$166,648	7.74%	$161,827	3.53%
Installment loans	1,911,708	5.03%	1,680,738	4.67%
Real estate loans	1,197,827	4.12%	1,130,635	3.69%
Commercial loans (1)	3,818,741	5.59%	3,853,302	4.36%
Other	4,316	8.37%	2,834	11.73%
Total loans before allowance	$7,099,240	5.24%	$6,829,336	4.31%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $152,000 for the three months ended March 31, 2023 and $168,000 for the same period of 2022.

Loan interest income for the three months ended March 31, 2023 and 2022 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, (a) the yield on home equity loans was 7.67%, the yield on installment loans was unchanged at 5.03%, the yield on real estate loans was unchanged at 4.12%, the yield on commercial loans was 5.51% and the yield on total loans before allowance was 5.20% for the three months ended March 31, 2023; and (b) the yield on home equity loans was 3.40%, the yield on installment loans was unchanged at 4.67%, the yield on real estate loans was 3.67%, the yield on commercial loans was 4.21% and the yield on total loans before allowance was 4.22% for the three months ended March 31, 2022.

Cost of Deposits: Average interest bearing deposit balances increased $306.4 million, or 5.9%, to $5,477 million for the first quarter of 2023, compared to $5,170 million for the first quarter of 2022. The average cost of funds on deposit balances increased by 107 basis points to 1.15% for the first quarter of 2023, compared to 0.08% for the first quarter of 2022.
The table below shows for the three months ended March 31, 2023 and 2022, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2023		Three months ended March 31, 2022
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,156,473	1.15%	$1,639,828	0.02%
Savings deposits and clubs	2,777,518	1.18%	2,829,331	0.04%
Time deposits	542,670	1.01%	701,137	0.42%
Total interest bearing deposits	$5,476,661	1.15%	$5,170,296	0.08%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2023 and for the years ended December 31, 2022, 2021 and 2020.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - first three months	5.24%	3.60%	4.70%	4.89%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $152,000 for the three months ended March 31, 2023, and $627,000, $704,000, and $623,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $774,000 for the three months ended March 31, 2023, and $2.9 million, $2.2 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3) Interest income for the three months ended March 31, 2023 and for the years ended December 31, 2022, 2021 and 2020 included $574,000, $3.7 million, $8.0 million, and $453,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $200,000, $1.8 million, $3.3 million, and $4.4 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the three months ended March 31, 2023 and for the years ended December 31, 2022 2021, and 2020 included $26,000, $3.1 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income described in the preceding sentences of this footnote, the yield on loans was 5.20%, 4.55%, 4.27%, and 4.63% for the three months ended March 31, 2023, and for the years ended December 31, 2022, 2021 and 2020, respectively, and the yield on total earning assets was 4.86%, 4.06%, 3.64%, and 4.20% for the three months ended March 31, 2023 and for the years ended December 31, 2022, 2021 and 2020, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2023 and for the years ended December 31, 2022, 2021 and 2020.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - first three months	1.15%	1.64%	4.99%	1.29%
(1) Interest expense for the years ended December 31, 2022, 2021 and 2020 included $7,000, $46,000, and $226,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, for the years ended December 31, 2022, 2021 and 2020, the cost of funds on interest bearing deposits was 0.39%, 0.12%, and 0.41%,, respectively, and the cost of total interest bearing liabilities was 0.54%, 0.28%, and 0.53%, respectively. There was no accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance for the three months ended March 31, 2023.

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

The adoption of ASU 2022-02 on January 1, 2023 resulted in a $383,000 increase to the allowance for credit losses. A cumulative effect adjustment resulting in a $303,000 decrease to retained earnings and an $80,000 increase to deferred tax assets was also recorded. Additionally, as a result of the adoption of this ASU and elimination of the concept of TDRs, total nonperforming loans decreased by $20.1 million during the three months ended March 31, 2023 and individually evaluated loans decreased by $11.5 million.

The table below provides additional information on the recovery of credit losses for the three-month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses:
Beginning balance	$85,379	$83,197
Cumulative change in accounting principle; adoption of ASU 2022-02	383	—
Charge-offs	2,235	1,347
Recoveries	2,236	1,616
Net recoveries	(1)	(269)
Provision for (recovery of) credit losses	183	(4,605)
Ending balance	$85,946	$78,861

Net charge-offs (recoveries) as a % of average loans (annualized)	—%	(0.02)%

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at March 31, 2023, December 31, 2022, and March 31, 2022.

(Dollars in thousands)	3/31/2023	12/31/2022	3/31/2022
Total allowance for credit losses	$85,946	$85,379	$78,861
Allowance on PCD loans	—	—	—
Specific reserves on individually evaluated loans	4,318	3,566	1,513
General reserves on collectively evaluated loans	$81,628	$81,813	$77,348

Total loans	$7,093,857	$7,141,891	$6,821,606
PCD loans	4,555	4,653	6,987
Individually evaluated loans (1)	59,384	78,341	63,209
Collectively evaluated loans	$7,029,918	$7,058,897	$6,751,410

Allowance for credit losses as a % of period end loans	1.21%	1.20%	1.16%
General reserve as a % of collectively evaluated loans	1.16%	1.16%	1.15%
(1) After the adoption of ASU 2022-02 on January 1, 2023, loans individually evaluated for impairment include all internally classified commercial nonaccrual loans. Prior to the adoption of ASU 2022-02, loans individually evaluated for impairment included all internally classified commercial nonaccrual loans and accruing TDRs.

The allowance for credit losses of $85.9 million at March 31, 2023 represented a $567,000, or 0.7%, increase compared to $85.4 million at December 31, 2022, The increase was largely due to a $752,000 increase in specific reserves, offset by a decline of $185,000 in general reserves.

Generally, valuations for all nonperforming loans are updated at least annually, either through independent valuations by a licensed appraiser or a verification of value ("VOV") performed by an internal licensed appraiser, in accordance with Company policy. A VOV can only be used in select circumstances and verifies that the original appraised value has not deteriorated through property inspection, consideration of market conditions, and performance of all valuation methods utilized in a prior valuation. As new valuation information is received, management performs an evaluation and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional write-downs are necessary.

Nonperforming Assets: After the adoption of ASU 2022-02 on January 1, 2023, which eliminated the TDR classification, non-performing assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (3) OREO which results from taking possession of property that served as collateral for a defaulted loan. Prior to the adoption of ASU 2022-02 on January 1, 2023, nonperforming assets included: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (4) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at March 31, 2023, December 31, 2022 and March 31, 2022.

(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Nonaccrual loans	$73,114	$79,696	$54,018
Accruing TDRs (for years 2022 and prior) (1)	N.A.	20,134	32,428
Loans past due 90 days or more	1,251	1,281	445
Total nonperforming loans	$74,365	$101,111	$86,891

OREO	1,468	1,354	760
Total nonperforming assets	$75,833	$102,465	$87,651

Percentage of nonaccrual loans to total loans	1.03%	1.12%	0.79%
Percentage of nonperforming loans to total loans (1)	1.05%	1.42%	1.27%
Percentage of nonperforming assets to total loans (1)	1.07%	1.43%	1.28%
Percentage of nonperforming assets to total assets (1)	0.77%	1.04%	0.92%
 (1) Effective January 1, 2023, Park adopted ASU 2022-02. Among other things, this ASU eliminated the concept of TDRs.

Included in the OREO totals above were $1.4 million of SEPH OREO at both March 31, 2023 and December 31, 2022, and $594,000 of SEPH OREO at March 31, 2022.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at March 31, 2023, December 31, 2022 and March 31, 2022. Loans are classified as current if they are less than 30 days past due.

	March 31, 2023		December 31, 2022			March 31, 2022
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$32,813	0.46%	$58,893	0.83%	1	$36,415	0.53%
Nonaccrual loans - past due	40,301	0.57%	20,803	0.29%		17,603	0.26%
Total nonaccrual loans	$73,114	1.03%	$79,696	1.12%		$54,018	0.79%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Pass-rated	$3,664,298	$3,709,065	$3,696,217
Special mention	87,431	79,855	78,432
Substandard	2,176	1,965	75
Individually evaluated for impairment (1)	59,384	78,341	63,209
Accruing PCD	4,469	4,563	6,497
Total	$3,817,758	$3,873,789	$3,844,430
(1) Prior to the adoption of ASU 2002-02 on January 1, 2023, accruing TDRs were also included in individually evaluated for impairment loans totals.
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse. Park had $89.6 million of collectively evaluated commercial loans included on the watch list at March 31, 2023, compared to $81.8 million at December 31, 2022, and $78.5 million at March 31, 2022. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis. Park has determined that any commercial loans which have been placed on nonaccrual status will be individually evaluated. Individual analysis will establish a specific reserve for loans in scope.  Specific reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate. Prior to the elimination of TDRs with the adoption of ASU 2022-02 on January 1, 2023, Park also included commercial accruing TDRs as individually evaluated loans.

Individually evaluated commercial loans were $59.4 million at March 31, 2023, a decrease of $19.0 million, compared to $78.3 million at December 31, 2022 and a decrease of $3.8 million, compared to $63.2 million at March 31, 2022. The $78.3 million of individually evaluated commercial loans at December 31, 2022 included $11.5 million of loans modified in a TDR which were on accrual status and performing in accordance with the restructured terms, down from $22.9 million at March 31, 2022.
At March 31, 2023, Park had taken partial charge-offs of $1.5 million related to the $59.4 million of individually evaluated commercial loans, compared to partial charge-offs of $1.8 million related to the $78.3 million of individually evaluated commercial loans at December 31, 2022.

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

Upon adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At March 31, 2023 and December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2023 and December 31, 2022 was $4.6 million and $4.7 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of March 31, 2023 are detailed below.

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
◦As of December 31, 2022, the "most likely" scenario forecasted Ohio unemployment between 4.14% and 4.36% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2022, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high level of inflation, historically low consumer confidence, rising interest rates, geopolitical conflict (including the conflict between Russia and Ukraine), and workforce and supply chain challenges continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2022.
◦As of March 31, 2023 the "most likely" scenario forecasted Ohio unemployment between 4.15% and 4.51% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2023, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued high level of inflation, historically low consumer confidence, rising interest rates, financial system stress related to recent bank failures, geopolitical conflict, and workforce challenges continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, Park had $3.4 million and $4.2 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve at both March 31, 2023 and December 31, 2022 was calculated for these loans to reflect minimal credit risk.

Other Income

Other income decreased by $7.3 million to $24.4 million for the quarter ended March 31, 2023, compared to $31.7 million for the first quarter of 2022.

The decrease for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to decreases in income from fiduciary activities, other service income, other components of net periodic pension benefit income, miscellaneous income, and a change in (loss) gain on equity securities, net, partially offset by increases in service charges on deposit accounts and debit card fee income.

The following table provides a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2023	2022	Change
Income from fiduciary activities	$8,615	$8,797	$(182)
Service charges on deposit accounts	2,241	2,074	167
Other service income	2,697	4,819	(2,122)
Debit card fee income	6,457	6,126	331
Bank owned life insurance income	1,185	1,175	10
ATM fees	533	532	1
Loss on sale of OREO, net	(9)	—	(9)
OREO valuation markup	15	30	(15)
(Loss) gain on equity securities, net	(405)	2,353	(2,758)
Other components of net periodic pension benefit income	1,893	3,027	(1,134)
Miscellaneous	1,165	2,723	(1,558)
Total other income	$24,387	$31,656	$(7,269)

Other service income decreased by $2.1 million, or 44.0%, to $2.7 million for the three months ended March 31, 2023, compared to $4.8 million for the same period of 2022. The primary reasons for the decrease for the three months ended March 31, 2023 compared to the same period of 2022 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $1.6 million and a decrease in mortgage servicing rights income of $731,000. Mortgage origination volume decreased by $98.9 million, or 61.8%, to $61.2 million for the three months ended March 31, 2023 from $160.1 million for the three months ended March 31, 2022.

(Loss) gain on equity securities, net, changed by $2.8 million, to a net loss of $405,000 for the three months ended March 31, 2023, compared to a net gain of $2.4 million for the same period in 2022. The $2.8 million change for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was related to $2.8 million change in the gain (loss) on equity securities held at NAV which went from a net gain of $2.4 million for the three months ended March 31, 2022 to a net loss of $377,000 for the the three months ended March 31, 2023.

Other components of net periodic pension benefit income decreased $1.1 million to $1.9 million for the three months ended March 31, 2023 compared to $3.0 million for the same period in 2022. The decrease was largely due to a decrease in the expected return on plan assets and an increase in interest cost.

Miscellaneous income decreased $1.6 million, or 57.2%, to $1.2 million for the three months ended March 31, 2023 compared to $2.7 million for the same period of 2022. The decrease for the three-month period ended March 31, 2023 compared to the same period of 2022 was primarily a result of decreases in brokerage income of $212,000 and operating lease income of $191,000, as well as a decrease of $434,000 in wire transfer and ACH fees as a result of the reclassification of these fees to service charges on deposit accounts. Also contributing to the decline in miscellaneous income was a decrease in gains on sales of assets. During the first quarter of 2022, a branch location was sold, resulting in a gain of $731,000. There were no comparable sales during the first quarter of 2023.

Other Expense

Other expense increased by $9.1 million to $76.5 million for the three months ended March 31, 2023 compared to $67.3 million for the same period of 2022.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2023	2022	Change
Salaries	$34,871	$30,521	$4,350
Employee benefits	10,816	10,499	317
Occupancy expense	3,353	3,214	139
Furniture and equipment expense	3,246	2,937	309
Data processing fees	8,750	7,504	1,246
Professional fees and services	7,221	5,858	1,363
Marketing	1,319	1,317	2
Insurance	1,814	1,405	409
Communication	1,037	890	147
State tax expense	1,278	1,192	86
Amortization of intangible assets	327	402	(75)
Miscellaneous	2,471	1,634	837
Total other expense	$76,503	$67,373	$9,130

Salaries increased by $4.4 million, or 14.3%, to $34.9 million for the three months ended March 31, 2023, compared to $30.5 million for the same period in 2022. The increase for the three months ended March 31, 2023 compared to the same period of 2022 was due to an increase of $3.5 million in base salary expense as full-time equivalent employees increased from 1,679 as of March 31, 2022 to 1,766 as of March 31, 2023. Also contributing to the increase in the first quarter of 2023 compared to the same period in 2022 was an increase in long term incentive expense of $356,000, and an increase in officer incentive compensation of $875,000, partially offset by a decrease in additional compensation expense of $449,000.

Employee benefits increased $317,000, or 3.0%, to $10.8 million for the three months ended March 31, 2023, compared to $10.5 million for the same period in 2022. The $317,000 increase for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in group insurance costs of $337,000 and increased payroll tax expense of $646,000, partially offset by decreased pension plan expense of $878,000.

Data processing expense increased $1.2 million, or 16.6%, to $8.8 million for the three months ended March 31, 2023 compared to $7.5 million for the same period in 2022. The increase for the three-month period ended March 31, 2023 compared to the same period in 2022 related to a $938,000 increase in software expenses and a $262,000 increase in debit card processing costs.

Professional fees and services expense increased $1.4 million, or 23.3%, to $7.2 million for the three months ended March 31, 2023 compared to $5.8 million for the same period in 2022. The increase for the three-month period ended March 31, 2023 compared to the same period in 2022 related to a $314,000 increase in director fees, a $347,000 increase in management consulting fees, and a $198,000 increase in legal expenses, as well as smaller increases in credit services expense, temporary wages, and other fees, partially offset by decreases in filing fees, appraisal costs, recruiting expenses, and supervisory examination costs.

Insurance expense increased $409,000, or 29.1%, to $1.8 million for the three months ended March 31, 2023 compared to $1.4 million for the same period in 2022. The increase for the three-month period ended March 31, 2023 compared to the period ended March 31, 2022 related to an increase in FDIC assessments.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense increased $837,000, or 51.2%, to $2.5 million for the three-month period ended March 31, 2023, compared to the same period in 2022. The $837,000 increase in expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily related to an increase in travel expense of $328,000, and an increase of $626,000 in the provision for the allowance for unfunded credit losses, partially offset by a $186,000 decrease in operating lease depreciation.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED
(in thousands)	March 31, 2023	March 31, 2022	Affected Line Item
Net interest income	$92,198	$77,686
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	200	477	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	—	3	Interest on deposits
less interest income on former Vision Bank relationships	574	42	Interest and fees on loans
Net interest income - adjusted	$91,424	$77,164

Provision for (recovery of) credit losses	$183	$(4,605)
less recoveries on former Vision Bank relationships	(723)	(1)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$906	$(4,604)

Total other income	$24,387	$31,656
less other service income related to former Vision Bank relationships	135	—	Other service income
Total other income - adjusted	$24,252	$31,656

Total other expense	$76,503	$67,373
less direct expenses related to collection of payments on former Vision Bank loan relationships	100	—	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	327	402	Amortization of intangible assets
Total other expense - adjusted	$76,076	$66,971

Tax effect of adjustments to net income identified above (7)	$(253)	$(25)

Net income - reported	$33,733	$38,875
Net income - adjusted (6)	$32,781	$38,779

Diluted EPS	$2.07	$2.38
Diluted EPS, adjusted (6)	$2.01	$2.37

Annualized return on average assets (1)(2)	1.36%	1.60%
Annualized return on average assets, adjusted (1)(2)(6)	1.32%	1.60%

Annualized return on average tangible assets (1)(2)(4)	1.38%	1.63%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.34%	1.63%

Annualized return on average shareholders' equity (1)(2)	12.54%	14.26%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	12.19%	14.23%

Annualized return on average tangible equity (1)(2)(3)	14.78%	16.80%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	14.36%	16.76%

Efficiency ratio (5)	65.10%	61.16%
Efficiency ratio, adjusted (5)(6)	65.24%	61.08%

Annualized net interest margin (5)	4.08%	3.55%
Annualized net interest margin, adjusted (5)(6)	4.04%	3.53%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months ended March 31, 2023 and March 31, 2022, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED
	March 31, 2023	March 31, 2022
AVERAGE SHAREHOLDERS' EQUITY	$1,090,952	$1,105,540
Less: Average goodwill and other intangible assets	165,457	166,918
AVERAGE TANGIBLE EQUITY	$925,495	$938,622

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED
	March 31, 2023	March 31, 2022
AVERAGE ASSETS	$10,058,880	$9,825,382
Less: Average goodwill and other intangible assets	165,457	166,918
AVERAGE TANGIBLE ASSETS	$9,893,423	$9,658,464

(5) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income reconciliation to net interest income is shown below assuming a 21% federal corporate income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing fully taxable equivalent net interest income by average interest earning assets, in each case during the applicable period.

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED
	March 31, 2023	March 31, 2022
Interest income	$110,901	$81,146
FTE adjustment	926	819
FTE interest income	$111,827	$81,965
Interest expense	18,703	3,460
FTE net interest income	$93,124	$78,505

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for (recovery of) credit losses, total other income, and total other expense, as well as the disclosure of the "Tax effect of adjustments to net income identified above."

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

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED
	March 31, 2023	March 31, 2022
Net income	$33,733	$38,875
Plus: Income taxes	6,166	7,699
Plus: Provision for (recovery of) credit losses	183	(4,605)
Pre-tax, pre-provision net income	$40,082	$41,969

Income Tax

Income tax expense was $6.2 million for the first quarter of 2023 and consisted of federal income tax expense of $6.4 million and state income tax benefits of $234,000, as the result of a refund. This compares to income tax expense of $7.7 million for the first quarter of 2022 which consisted of federal income tax expense of $7.4 million and state income tax expense of $305,000. The effective income tax rate for the first quarter of 2023 was 15.5%, compared to 16.5% for the same period in 2022.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2023 year will be approximately $6.7 million.

Comparison of Financial Condition
At March 31, 2023 and December 31, 2022

Changes in Financial Condition

Total assets increased by $2.0 million during the first three months of 2023 to $9,857 million at March 31, 2023, compared to $9,855 million at December 31, 2022. This increase was primarily due to the following:

•Cash and cash equivalents increased by $72.2 million, or 38.0%, to $261.9 million at March 31, 2023, compared to $189.7 million at December 31, 2022. Money market instruments increased by $82.8 million and cash and due from banks decreased by $10.6 million.
•Total investment securities decreased by $20.4 million, or 1.1%, to $1,800 million at March 31, 2023, compared to $1,821 million at December 31, 2022.
•Loans decreased by $48.0 million, or 0.7%, to $7,094 million at March 31, 2023, compared to $7,142 million at December 31, 2022.

Total liabilities decreased by $10.9 million, or 0.1%, during the first three months of 2023 to $8,775 million at March 31, 2023, compared to $8,786 million at December 31, 2022. This decrease was primarily due to the following:

•Short-term borrowings decreased by $55.3 million, or 24.3%, to $172.1 million at March 31, 2023, compared to $227.3 million at December 31, 2022 due to a decrease in securities sold under agreements to repurchase.
•Other liabilities decreased by $11.7 million, or 14.9%, to $67.2 million at March 31, 2023, compared to $78.9 million at December 31, 2022. This was primarily related to a decrease in accrued expenses payable.
•Total deposits increased by $59.7 million, or 0.7%, to $8,294 million at March 31, 2023, compared to $8,235 million at December 31, 2022. During 2020, Park made the decision to participate in an OWS program in order to manage the balance sheet. At March 31, 2023 and December 31, 2022, Park had $164.6 million and $195.9 million, respectively, in off-balance sheet deposits.

Total shareholders’ equity increased by $12.9 million, or 1.2%, to $1,082 million at March 31, 2023, from $1,069 million at December 31, 2022. This increase was primarily due to the following:

•Accumulated other comprehensive loss, net of taxes changed by $12.4 million, from a negative $102.4 million at December 31, 2022, to a negative $90.0 million at March 31, 2023, and is largely comprised of unrealized net holding losses on debt securities AFS, net of taxes, of $83.4 million at March 31, 2023 compared to unrealized net holding losses on debt securities AFS, net of of taxes of $95.7 million at December 31, 2022.
•Retained earnings increased by $15.3 million during the period primarily as a result of net income of $33.7 million, partially offset by cash dividends on common shares of $17.3 million.
•Treasury shares increased by $11.7 million during the period as a result of the repurchase of 124,000 treasury shares, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash provided by operating activities was $24.4 million and $28.3 million for the three months ended March 31, 2023 and 2022, respectively. Net income was the primary source of cash from operating activities for each of the three-month periods ended March 31, 2023 and 2022.

Cash provided by investing activities was $78.7 million and cash used in investing activities was $40.0 million for the three months ended March 31, 2023 and 2022, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $34.8 million for the three months ended March 31, 2023 and used cash of $76.0 million for the three months ended March 31, 2022. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash provided by the net decrease in the loan portfolio was $50.2 million for the three months ended March 31, 2023 and $52.5 million for the three months ended March 31, 2022.

Cash used in financing activities was $30.9 million and cash provided by financing activities was $39.4 million for the three months ended March 31, 2023 and 2022, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $59.7 million and $91.8 million of cash for the three months ended March 31, 2023 and 2022, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the three months ended March 31, 2023, net short-term borrowings decreased and used $55.3 million in cash. For the three months ended March 31, 2022, net short-term borrowings decreased and used $32.9 million in cash. For the three months ended March 31, 2023, cash declined by $15.3 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the three months ended March 31, 2022. Finally, cash declined by $17.4 million and $17.1 million for the three months ended March 31, 2023 and 2022, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, off balance sheet deposits, unpledged investment securities and available FHLB borrowing capacity, totaled $2.74 billion at March 31, 2023. The Corporation’s loan to asset ratio was 71.97% at March 31, 2023, compared to 72.47% at December 31, 2022 and 71.23% at March 31, 2022. Cash and cash equivalents were $261.9 million at March 31, 2023, compared to $189.7 million at December 31, 2022 and $246.9 million at March 31, 2022. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at March 31, 2023 was $1,082.2 million, or 11.0% of total assets, compared to $1,069.2 million, or 10.9% of total assets, at December 31, 2022 and $1,076.4 million, or 11.2% of total assets, at March 31, 2022.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2023. The following table indicates the capital ratios for PNB and Park at March 31, 2023 and December 31, 2022.

	At March 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.61%	10.89%	10.89%	12.31%
Park National Corporation	10.17%	12.91%	12.72%	16.26%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.34%	10.69%	10.69%	12.15%
Park National Corporation	9.90%	12.76%	12.57%	16.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 79 of Park’s 2022 Form 10-K (Table 39) for disclosure concerning contractual obligations and commitments at December 31, 2022. There were no significant changes in contractual obligations and commitments during the first three months of 2023.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Loan commitments	$1,450,247	$1,416,699
Standby letters of credit	$32,292	$30,468

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a quarterly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. With the rise in interest rates experienced throughout 2022 and continuing into 2023, Park is now more exposed to an adverse impact to earnings in a down rate environment. Management actively monitors changes in the sensitivity position and has ample tools to adjust exposure as needed. As a result, management expects further changes in interest rates to have a modest impact on net income.

On page 78 (Table 38) of Park’s 2022 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,087 million or 11.9% of total interest earning assets at December 31, 2022. At March 31, 2023, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $860.3 million or 9.44% of total interest earning assets.

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

On page 79 of Park’s 2022 Form 10-K, management reported that at December 31, 2022, the earnings simulation model projected that net income would increase by 3.7% using a rising interest rate scenario and decrease by 5.4% using a declining interest rate scenario over the next year. At March 31, 2023, the earnings simulation model projected that net income would increase by 2.6% using a rising interest rate scenario and would decrease by 3.2% in a declining interest rate scenario. At March 31, 2023, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of March 31, 2023 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2022 Form 10-K, we included a detailed discussion of our risk factors. In the first quarter of 2023, we identified one additional risk factor and updated an existing risk factor, described below. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2022 Form 10-K or in this Quarterly Report on Form 10-Q could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The impact of larger or similar-sized financial institutions encountering problems may adversely affect Park's business, earnings and financial condition.

Park is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which Park operates. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While Park does not believe that the circumstances of these three banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including Park. Park will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

We may become subject to additional requirements and restrictions imposed by the DOJ.

On February 28, 2023, Park National Bank reached an agreement with the DOJ to increase the efforts of Park National Bank to promote home lending in the Columbus, Ohio market. The agreement, which is reflected in the consent order filed on February 28, 2023, in the U.S. District Court for the Southern District of Ohio, Western Division (the “DOJ Consent Order”) and approved on March 2, 2023 by that Court, serves to voluntarily resolve all claims of the U.S. alleging that Park National Bank’s mortgage lending practices within the Columbus, Ohio Metropolitan Statistical Area violated the Fair Housing Act and the Equal Credit Opportunity Act.

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

Although Park and Park National Bank are committed to full compliance with the DOJ Consent Order, achieving such compliance will require significant management attention from Park and may cause Park to incur unanticipated costs and expenses. Actions taken to achieve compliance with the DOJ Consent Order may affect Park’s financial performance and may require us to reallocate resources away from existing businesses or to undertake significant changes to our businesses, operations, products and services, and risk management practices. In addition, Park and Park National Bank could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ Consent Order

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2023, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2023	—	$—	—	1,195,088
February 1 through February 28, 2023	—	—	—	1,195,088
March 1 through March 31, 2023	124,000	123.44	124,000	1,071,088
Total	124,000	$123.44	124,000	1,071,088

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

(a), (b), (c) Not applicable.

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
Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 18, 2006 (File No. 1-13006))

3.2(d)
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
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 24, 2023 of an Amendment to Section 6.01of Park National Corporation's Regulations to grant the Board of Directors the power to make limited future amendments to Park National Corporation's Regulations to the extent permitted by the Ohio General Corporation Law (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed April 25, 2023 (File No. 1-13006))

3.2(g)
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including the amendment adopted by the shareholders of Park National Corporation on April 24, 2023] (Filed herewith)

10.1
Summary of Base Salaries for Executive Officers of Park National Corporation (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 1-13006)("Park's 2022 Form 10-K"))

10.2	Summary of Certain Compensation for Directors of Park National Corporation (Incorporated herein by reference to Exhibit 10.17 to Park's 2022 Form-10-K)

10.3
Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 18, 2023 and to be used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries to be granted after January 18, 2023 (Filed herewith)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2023 and December 31, 2022 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2023 and 2022 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
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

PARK NATIONAL CORPORATION

May 1, 2023	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

May 1, 2023	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)