Form 10-Q
period 2023-06-30
PARK NATIONAL CORP /OH/
filed 2023-08-01
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,153,425 Common Shares, no par value per share, outstanding at July 31, 2023.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Unaudited Consolidated Condensed Financial Statements, Notes to Unaudited Consolidated Condensed Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
AFS	Available-for-sale	NAV	Net asset value
Allowance	Allowance for credit losses	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	OREO	Other real estate owned
ASU	Accounting Standards Update	OWS	One-way sell
ATM	Automated teller machine	Park	Park National Corporation and its subsidiaries
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Park National Bank	The Park National Bank
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CECL	Current expected credit loss	PCD	Purchased credit deteriorated
Company	Park National Corporation and its subsidiaries	PD	Probability of default
Corporation	Park National Corporation and its subsidiaries	PNB	The Park National Bank
COVID	Novel coronavirus	PPP	CARES Act Paycheck Protection Program
DCF	Discounted cash flow	PTPP	Pre-tax, pre-provision
EPS	Earnings per common share	Registrant	Park National Corporation
FASB	Financial Accounting Standards Board	ROU	Right-of-use
FHLB	Federal Home Loan Bank	SARs	Stock appreciation rights
FRB	Federal Reserve Bank	SBA	Small Business Administration
FTE	Fully taxable equivalent	SEC	U.S. Securities and Exchange Commission
GDP	Gross domestic product	SEPH	SE Property Holdings, LLC
GFSC	Guardian Financial Services Company	TBRSUs	Time-based restricted stock units
HELOC	Home equity line of credit	TDRs	Troubled debt restructurings
HPI	Home price index	U.S.	United States of America
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	United States	United States of America
LDA	Loss driver analysis	Vision	Vision Bancshares, Inc.
LGD	Loss given default	VOV	Verification of value
LIBOR	London Inter-Bank Offered Rate

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$159,552	$156,750
Money market instruments	70,845	32,978
Cash and cash equivalents	230,397	189,728

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,782,922 and $1,854,852 at June 30, 2023 and December 31, 2022, respectively, and no allowance for credit losses at June 30, 2023 or at December 31, 2022)	1,668,864	1,733,696
Other investment securities	88,089	87,091
Total investment securities	1,756,953	1,820,787

Loans	7,208,109	7,141,891
Allowance for credit losses	(87,206)	(85,379)
Net loans	7,120,903	7,056,512

Bank owned life insurance	224,248	220,072
Prepaid assets	158,482	153,579
Goodwill	159,595	159,595
Other intangible assets	5,320	5,975
Premises and equipment, net	78,933	82,126
Affordable housing tax credit investments	56,774	60,968
OREO	2,267	1,354
Accrued interest receivable	36,416	34,704
Operating lease ROU asset	16,609	17,600
Mortgage loan servicing rights	15,237	15,792
Other	37,417	36,201
Total assets	$9,899,551	$9,854,993

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	June 30, 2023	December 31, 2022
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,796,009	$3,074,276
Interest bearing	5,562,967	5,160,439
Total deposits	8,358,976	8,234,715

Short-term borrowings	143,914	227,342
Subordinated notes	188,904	188,667
Unfunded commitments in affordable housing tax credit investments	22,556	28,132
Operating lease liability	17,917	19,291
Allowance for credit losses on off-balance sheet commitments	5,452	5,214
Accrued interest payable	4,048	3,486
Other	69,027	78,920
Total liabilities	$8,810,794	$8,785,767

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 common shares issued at June 30, 2023 and at December 31, 2022)	460,578	462,404
Retained earnings	876,830	847,235
Treasury shares (1,469,679 common shares at June 30, 2023 and 1,359,521 common shares at December 31, 2022)	(151,865)	(138,019)
Accumulated other comprehensive loss, net of taxes	(96,786)	(102,394)
Total shareholders' equity	1,088,757	1,069,226
Total liabilities and shareholders’ equity	$9,899,551	$9,854,993

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:

Interest and fees on loans	$96,428	$77,787	$188,042	$150,203

Interest and dividends on:
Debt securities - taxable	13,431	7,624	26,410	13,754
Debt securities - tax-exempt	2,906	2,676	5,818	5,123
Other interest income	1,909	260	5,305	413
Total interest and dividend income	114,674	88,347	225,575	169,493

Interest expense:

Interest on deposits:
Demand and savings deposits	18,068	1,333	32,280	1,684
Time deposits	1,966	708	3,313	1,428

Interest on borrowings:
Short-term borrowings	728	190	1,552	434
Subordinated notes and long-term debt	2,340	2,177	4,660	4,322

Total interest expense	23,102	4,408	41,805	7,868

Net interest income	91,572	83,939	183,770	161,625

Provision for (recovery of) credit losses	2,492	2,991	2,675	(1,614)
Net interest income after provision for (recovery of) credit losses	$89,080	$80,948	$181,095	$163,239

Other income:
Income from fiduciary activities	$8,816	$8,859	$17,431	$17,656
Service charges on deposit accounts	2,041	2,563	4,282	4,637
Other service income	2,639	4,940	5,336	9,759
Debit card fee income	6,830	6,731	13,287	12,857
Bank owned life insurance income	1,332	2,374	2,517	3,549
ATM fees	553	583	1,086	1,115
Gain on the sale of OREO, net	12	4	3	4
OREO valuation markup	—	—	15	30
Gain (loss) on equity securities, net	25	709	(380)	3,062
Other components of net periodic pension benefit income	1,893	3,027	3,786	6,054
Miscellaneous	874	1,403	2,039	4,126
Total other income	$25,015	$31,193	$49,402	$62,849

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other expense:
Salaries	$33,649	$31,052	$68,520	$61,573
Employee benefits	10,538	10,199	21,354	20,698
Occupancy expense	3,214	3,040	6,567	6,254
Furniture and equipment expense	3,103	2,934	6,349	5,871
Data processing fees	9,582	8,416	18,332	15,920
Professional fees and services	7,365	6,775	14,586	12,633
Marketing	1,239	1,019	2,558	2,336
Insurance	1,960	1,245	3,774	2,650
Communication	1,045	935	2,082	1,825
State tax expense	1,096	1,167	2,374	2,359
Amortization of intangible assets	328	403	655	805
Miscellaneous	2,766	2,863	5,237	4,497
Total other expense	$75,885	$70,048	$152,388	$137,421

Income before income taxes	$38,210	$42,093	78,109	88,667

Income taxes	6,626	7,769	12,792	15,468

Net income	$31,584	$34,324	$65,317	$73,199

Earnings per common share:
Basic	$1.95	$2.11	$4.03	$4.51
Diluted	$1.94	$2.10	$4.01	$4.48

Weighted average common shares outstanding:
Basic	16,165,119	16,249,307	16,203,736	16,234,598
Diluted	16,240,600	16,361,246	16,282,693	16,346,141

Regular cash dividends declared per common share	$1.05	$1.04	$2.10	$2.08

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$31,584	$34,324	$65,317	$73,199

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(1,795) and $(11,963) for the three months ended June 30, 2023 and 2022, respectively, and $1,490 and $(26,786) for the six months ended June 30, 2023 and 2022, respectively.	(6,753)	(45,002)	5,608	(100,765)
Reclassification adjustment for losses included in net income on cash flow hedging derivatives, net of income tax effect of $14 for both the three months and six months ended June 30, 2022.	—	52	—	52
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $4 for the three months ended June 30, 2022 and $41 for the six months ended June 30, 2022.	—	15	—	154
Other comprehensive (loss) income	$(6,753)	$(44,935)	$5,608	$(100,559)

Comprehensive income (loss)	$24,831	$(10,611)	$70,925	$(27,360)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$462,404	$847,235	$(138,019)	$(102,394)
Cumulative effect of a change in accounting principle			(303)
Balance at January 1, 2023	$—	$462,404	$846,932	$(138,019)	$(102,394)
Net income			33,733
Other comprehensive income, net of tax					12,361
Dividends on common shares at $1.05 per common share			(17,285)
Issuance of 34,484 common shares under share-based compensation awards, net of 21,981 common shares withheld to pay employee income taxes		(5,309)	(862)	3,564
Share-based compensation expense		2,336
Repurchase of 124,000 common shares to be held as treasury shares				(15,308)
Balance at March 31, 2023	$—	$459,431	$862,518	$(149,763)	$(90,033)
Net income			31,584
Other comprehensive loss net of tax					(6,753)
Dividends on common shares at $1.05 per common share			(17,187)
Issuance of 4,358 common shares under share-based compensation awards, net of 1,992 common shares withheld to pay employee income taxes		(602)	(85)	$450
Share-based compensation expense		1,749
Repurchase of 25,000 common shares to be held as treasury shares				(2,552)
Balance at June 30, 2023	$—	$460,578	$876,830	$(151,865)	$(96,786)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$—	$461,800	$776,294	$(142,490)	$15,155
Net income			38,875
Other comprehensive loss, net of tax					(55,624)
Dividends on common shares at $1.04 per common share			(17,172)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 29,757 common shares under share-based compensation awards, net of 18,658 common shares withheld to pay employee income taxes		(4,508)	(964)	3,021
Share-based compensation expense		1,981
Balance at March 31, 2022	$—	$459,271	$797,033	$(139,469)	$(40,469)
Net income			34,324
Other comprehensive loss, net of tax					(44,935)
Dividends on common shares at $1.04 per common share			(17,116)
Share-based compensation expense		1,374
Balance at June 30, 2022	$—	$460,645	$814,241	$(139,469)	$(85,404)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$65,317	$73,199

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	2,675	(1,614)
Accretion of loan fees and costs, net	(4,400)	(7,132)
Depreciation of premises and equipment	7,122	6,943
Amortization of investment securities, net	1,722	1,704
Net amortization (accretion) of purchase accounting adjustments	263	(241)
Loss (gain) on equity securities, net	380	(3,062)
Loan originations to be sold in secondary market	(32,720)	(128,306)
Proceeds from sale of loans in secondary market	32,008	135,241
Gain on sale of loans in secondary market	(625)	(3,227)
Share-based compensation expense	4,085	3,355
Gain on sale of OREO, net	(3)	(4)
OREO valuation markup	(15)	(30)
Bank owned life insurance income	(2,517)	(3,549)
Investment in qualified affordable housing tax credits amortization	4,194	3,960

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(244)	(4,795)
Increase in other assets	(7,312)	(2,178)
Decrease in other liabilities	(12,261)	(13,802)
Net cash provided by operating activities	$57,669	$56,462

Investing activities:
Proceeds from the redemption/repurchase of Federal Home Loan Bank stock	$3,605	$—
Proceeds from calls and maturities of:
Debt securities AFS	71,116	102,660
Purchases of:
Debt securities AFS	(908)	(316,878)
Equity securities	(2,195)	(2,630)
FHLB stock	(1,407)	—
Net decrease in other investments	1,114	339
Net loan originations, portfolio loans	(62,384)	(90,952)
Investment in qualified affordable housing tax credits	(5,576)	(7,252)
Proceeds from the sale of OREO	57	67
Bank owned life insurance death benefits	1,104	7,525
Purchases of bank owned life insurance	(2,500)	(7,500)
Purchases of premises and equipment	(4,047)	(3,740)
Net cash used in investing activities	$(2,021)	$(318,361)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2023	2022
Financing activities:
Net (decrease) increase in deposits	$(70,909)	$219,870
Net decrease in off-balance sheet deposits	195,170	173,261
Net decrease in short-term borrowings	(83,428)	(66,987)
Value of common shares withheld to pay employee income taxes	(2,844)	(2,451)
Repurchase of common shares to be held as treasury shares	(17,860)	—
Cash dividends paid	(35,108)	(34,533)
Net cash (used in) provided by financing activities	$(14,979)	$289,160

Increase in cash and cash equivalents	40,669	27,261

Cash and cash equivalents at beginning of year	189,728	219,180

Cash and cash equivalents at end of period	$230,397	$246,441

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$41,243	$7,904

Federal income tax	7,350	10,500

Non-cash items:
Loans transferred to OREO	$1,051	$1,409

Transfers from loans to commercial loans held for sale	—	6,321

ROU assets obtained in exchange for lease obligations	179	4,182

New commitments in other investment securities	2,495	15,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and the six-month periods ended June 30, 2023 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2023.

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

Park adopted ASU 2022-02 using the modified retrospective transition method on January 1, 2023. Park recorded a $383,000 increase to the ACL, a $303,000 decrease to retained earnings and an $80,000 increase to deferred tax assets as of January 1, 2023 for the cumulative effect of adopting ASU 2022-02. Additionally, as a result of the adoption of this ASU and elimination of the concept of TDRs, total nonperforming loans decreased by $20.1 million effective January 1, 2023 and individually evaluated loans decreased by $11.5 million.

The adoption of ASU 2022-02 impacted disclosures in Note 5 - Loans and Note 6 - Allowance for Credit Losses.

Issued But Not Yet Effective Accounting Standards

There are no issued but not yet effective accounting standards that are significant to Park.

Note 3 – Investment Securities

Investment securities at June 30, 2023 and at December 31, 2022, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2023:
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,887	$37,113
Obligations of states and political subdivisions	421,479	1,718	15,733	407,464
U.S. Government sponsored entities' asset-backed securities	769,715	—	82,337	687,378
Collateralized loan obligations	534,166	—	12,765	521,401
Corporate debt securities	18,562	—	3,054	15,508
Total	$1,782,922	$1,718	$115,776	$1,668,864

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2022:
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,787	$37,213
Obligations of states and political subdivisions	423,285	1,620	18,194	406,711
U.S. Government sponsored entities' asset-backed securities	839,399	—	82,638	756,761
Collateralized loan obligations	535,518	—	18,979	516,539
Corporate debt securities	17,650	—	1,178	16,472
Total	$1,854,852	$1,620	$122,776	$1,733,696

Investment securities in an unrealized loss position at June 30, 2023, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$—	$—	$37,113	$1,887	$37,113	$1,887
Obligations of states and political subdivisions	124,659	1,017	98,181	14,716	222,840	15,733
U.S. Government sponsored entities' asset-backed securities	72,961	3,726	614,417	78,611	687,378	82,337
Collateralized loan obligations	—	—	521,401	12,765	521,401	12,765
Corporate debt securities	7,391	921	8,117	2,133	15,508	3,054
Total	$205,011	$5,664	$1,279,229	$110,112	$1,484,240	$115,776

 Investment securities in an unrealized loss position at December 31, 2022, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$37,213	$1,787	$—	$—	$37,213	$1,787
Obligations of states and political subdivisions	270,905	18,194	—	—	270,905	18,194
U.S. Government sponsored entities' asset-backed securities	446,423	27,507	310,338	55,131	756,761	82,638
Collateralized loan obligations	415,491	15,446	101,048	3,533	516,539	18,979
Corporate debt securities	7,388	862	1,684	316	9,072	1,178
Total	$1,177,420	$63,796	$413,070	$58,980	$1,590,490	$122,776

At June 30, 2023, Park’s debt securities portfolio consisted of $1.7 billion of securities, $1.5 billion of which were in an unrealized loss position with unrealized losses of $115.8 million. Of the $1.5 billion of securities in an unrealized loss position, $1.3 billion were in an unrealized loss position for 12 months or longer. Of the $115.8 million in unrealized losses, an aggregate of $84.2 million were related to Park's "Obligations of U.S. Government sponsored entities" portfolio and Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Quarterly, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at either June 30, 2023 or December 31, 2022. Additionally, for the three months and the six months ended June 30, 2023 and 2022, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at June 30, 2023, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total, due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S. Treasury and other U.S. Government sponsored entities
Due one through five years	$39,000	$37,113	2.37%

Obligations of state and political subdivisions:
Due one through five years	$2,271	$2,260	2.97%
Due five through ten years	276,070	276,715	3.69%
Due over ten years	143,138	128,489	3.11%
Total (1)	$421,479	$407,464	3.49%

U.S. Government sponsored entities' asset-backed securities	$769,715	$687,378	1.90%

Collateralized loan obligations	$534,166	$521,401	7.04%

Corporate debt securities
Due one through five years	$912	$899	9.67%
Due five through ten years	17,650	14,609	3.89%
Total	$18,562	$15,508	4.17%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month or the six-month periods ended June 30, 2023 or 2022.

Investment securities having a fair value of $722.6 million and $753.6 million at June 30, 2023 and December 31, 2022, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at June 30, 2023 and December 31, 2022 were as follows:

(In thousands)	June 30, 2023	December 31, 2022
FHLB stock	$8,999	$11,197
FRB stock	14,653	14,653
Equity investments carried at fair value	2,720	1,859
Equity investments carried at modified cost (1)	15,921	14,725
Equity investments carried at NAV	45,796	44,657
Total other investment securities	$88,089	$87,091
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. An upward adjustment of $871,000 was recorded during the three months and the six months ended June 30, 2022 as a result of observable price changes. There were no adjustments recorded during the three months or the six months ended June 30, 2023 as a result of observable price changes.

During the three months and the six months ended June 30, 2023, Park purchased 14,075 shares of FHLB stock with a book value of $1.4 million. During the three months ended June 30, 2023, the FHLB repurchased 5,114 shares of FHLB stock with a book value of $511,000. During the six months ended June 30, 2023, the FHLB repurchased 36,052 shares of FHLB stock with a book value of $3.6 million. No shares of FHLB stock were repurchased during the three months or the six months ended June 30, 2022. No shares of FRB stock were purchased or sold during the three months or the six months ended June 30, 2023 or 2022.

During the three months ended June 30, 2023 and 2022, $(112,000) and $619,000, respectively, of (losses) gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2023 and 2022, $(139,000) and $527,000, respectively, of (losses) gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended June 30, 2023 and 2022, $137,000 and $90,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2023 and 2022, $(241,000) and $2.5 million, respectively, of (losses) gains on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at June 30, 2023 and at December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,282,329	$1,295,238
PPP loans	3,078	4,206
Overdrafts	1,596	1,489
Commercial real estate (1)	1,799,440	1,794,054
Construction real estate:
Commercial	160,344	208,982
Retail	114,362	116,433
Residential real estate:
Commercial	580,445	550,183
Mortgage	1,133,676	1,075,446
HELOC	167,940	167,151
Installment	4,262	4,091
Consumer:
Consumer	1,940,148	1,902,557
GFSC	65	274
Check loans	2,044	2,150
Leases	18,380	19,637
Total	$7,208,109	$7,141,891
Allowance for credit losses	(87,206)	(85,379)
Net loans	$7,120,903	$7,056,512
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA. During the three months ended June 30, 2023 and June 30, 2022, $7,000 and $989,000, respectively, of PPP fee income was recognized within loan interest income. During the six months ended June 30, 2023 and June 30, 2022, $25,000 and $2.5 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $18.4 million at June 30, 2023, and of $18.2 million at December 31, 2022, which represented a net deferred income position at both dates. At June 30, 2023 and December 31, 2022, loans included purchase accounting adjustments of $2.1 million and $2.5 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.6 million and $1.5 million were reclassified to loans at June 30, 2023 and at December 31, 2022, respectively.

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

The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at June 30, 2023.

	June 30, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$22,553	$—	$22,553
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	17,651	—	17,651
Construction real estate:
Commercial	987	—	987
Retail	—	—	—
Residential real estate:
Commercial	2,331	—	2,331
Mortgage	10,588	550	11,138
HELOC	1,031	—	1,031
Installment	37	—	37
Consumer:
Consumer	1,609	400	2,009
GFSC	6	—	6
Check loans	—	—	—
Leases	486	—	486
Total loans	$57,279	$950	$58,229

The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2022:

	December 31, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$38,158	$3,261	$—	$41,419
PPP loans	—	—	389	389
Overdrafts	—	—	—	—
Commercial real estate	24,504	7,919	—	32,423
Construction real estate:
Commercial	1,712	—	—	1,712
Retail	1,254	12	—	1,266
Residential real estate:
Commercial	1,894	298	—	2,192
Mortgage	9,260	6,750	182	16,192
HELOC	1,133	187	7	1,327
Installment	51	1,037	—	1,088
Consumer
Consumer	1,012	670	703	2,385
GFSC	10	—	—	10
Check loans	—	—	—	—
Leases	708	—	—	708
Total loans	$79,696	$20,134	$1,281	$101,111

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at June 30, 2023 and December 31, 2022:

	June 30, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$11,635	$10,918	$3,911
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	16,354	1,297	233
Construction real estate:
Commercial	987	—	—
Retail	—	—	—
Residential real estate:
Commercial	2,331	—	—
Mortgage	—	10,588	102
HELOC	—	1,031	122
Installment	—	37	18
Consumer
Consumer	—	1,609	403
GFSC	—	6	1
Check loans	—	—	—
Leases	486	—	—
Total loans	$31,793	$25,486	$4,790

	December 31, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$28,291	$9,867	$3,440
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	22,965	1,539	130
Construction real estate:		—
Commercial	1,712	—	—
Retail	—	1,254	19
Residential real estate:
Commercial	1,894	—	—
Mortgage	—	9,260	85
HELOC	—	1,133	191
Installment	—	51	17
Consumer
Consumer	—	1,012	283
GFSC	—	10	1
Check loans	—	—	—
Leases	680	28	9
Total	$55,542	$24,154	$4,175

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,120	$6,631	$7,775	$22,526
Commercial real estate	20,877	145	—	21,022
Construction real estate:
Commercial	1,629	—	—	1,629
Residential real estate:
Commercial	2,597	—	—	2,597
Mortgage	82	—	—	82
Leases	—	486	—	486
Total loans	$33,305	$7,262	$7,775	$48,342

	December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,242	$7,788	$23,125	$39,155
Commercial real estate	35,908	28	—	35,936
Construction real estate:
Commercial	2,372	—	—	2,372
Residential real estate:
Commercial	2,479	—	—	2,479
Mortgage	90	—	—	90
Leases	—	708	—	708
Total loans	$49,091	$8,524	$23,125	$80,740

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and the six-month periods ended June 30, 2023 and 2022:

	Interest Income Recognized
(In thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Commercial, financial and agricultural:
Commercial, financial and agricultural	$722	$13	$1,327	$30
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	200	257	360	514
Construction real estate:
Commercial	22	3	54	4
Retail	—	—	—	4
Residential real estate:
Commercial	37	20	63	40
Mortgage	53	36	102	69
HELOC	7	2	15	6
Installment	1	—	2	2
Consumer:
Consumer	21	14	40	28
GFSC	—	1	—	3
Check loans	—	—	—	—
Leases	—	10	—	24
Total loans	$1,063	$356	$1,963	$724

The following tables present the aging of the amortized cost in past due loans at June 30, 2023 and December 31, 2022 by class of loan:

	June 30, 2023
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$2,780	$12,569	$15,349	$1,266,980	$1,282,329
PPP loans	132	—	132	2,946	3,078
Overdrafts	—	—	—	1,596	1,596
Commercial real estate	1,330	1,805	3,135	1,796,305	1,799,440
Construction real estate:
Commercial	549	—	549	159,795	160,344
Retail	724	—	724	113,638	114,362
Residential real estate:
Commercial	—	369	369	580,076	580,445
Mortgage	5,872	5,645	11,517	1,122,159	1,133,676
HELOC	1,008	682	1,690	166,250	167,940
Installment	19	1	20	4,242	4,262
Consumer:
Consumer	5,286	535	5,821	1,934,327	1,940,148
GFSC	13	5	18	47	65
Check loans	4	—	4	2,040	2,044
Leases	24	—	24	18,356	18,380
Total loans	$17,741	$21,611	$39,352	$7,168,757	$7,208,109
(1) Includes an aggregate of $1.0 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $36.6 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2022
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$378	$9,246	$9,624	$1,285,614	$1,295,238
PPP loans	155	389	544	3,662	4,206
Overdrafts	—	—	—	1,489	1,489
Commercial real estate	737	4,738	5,475	1,788,579	1,794,054
Construction real estate:
Commercial	751	—	751	208,231	208,982
Retail	1,035	523	1,558	114,875	116,433
Residential real estate:
Commercial	519	477	996	549,187	550,183
Mortgage	7,630	5,157	12,787	1,062,659	1,075,446
HELOC	832	587	1,419	165,732	167,151
Installment	57	4	61	4,030	4,091
Consumer
Consumer	5,451	964	6,415	1,896,142	1,902,557
GFSC	48	—	48	226	274
Check loans	2	—	2	2,148	2,150
Leases	—	—	—	19,637	19,637
Total loans	$17,595	$22,085	$39,680	$7,102,211	$7,141,891
(1) Includes an aggregate of $1.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $58.9 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at June 30, 2023 and December 31, 2022 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans, GFSC loans, and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans as of June 30, 2023 and as of December 31, 2022 were as follows:

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$85,021	$176,716	$178,204	$125,837	$49,993	$66,187	$543,596	$1,225,554
Special Mention	109	737	305	314	191	80	30,689	32,425
Substandard	107	248	203	2,261	145	3,372	8,254	14,590
Doubtful	229	731	—	418	127	8,187	68	9,760
Total	$85,466	$178,432	$178,712	$128,830	$50,456	$77,826	$582,607	$1,282,329

Current period gross charge-offs	$—	$—	$—	$—	$—	$51	$—	$51

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$1,223	$1,855	$—	$—	$—	$3,078
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$1,223	$1,855	$—	$—	$—	$3,078

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$128,701	$312,673	$348,940	$336,994	$213,873	$362,880	$12,965	$1,717,026
Special Mention	—	17,051	5,472	5,530	516	34,558	1,636	64,763
Substandard	—	895	3,014	3,175	2,595	6,282	1,181	17,142
Doubtful	—	—	—	—	122	387	—	509
Total	$128,701	$330,619	$357,426	$345,699	$217,106	$404,107	$15,782	$1,799,440

Current period gross charge-offs	$—	$—	$—	$—	$—	$530	$—	$530

Construction real estate: Commercial
Risk rating
Pass	$45,776	$74,790	$8,899	$18,470	$1,992	$3,075	$5,486	$158,488
Special Mention	—	—	—	226	—	—	—	226
Substandard	621	275	91	—	—	643	—	1,630
Doubtful	—	—	—	—	—	—	—	—
Total	$46,397	$75,065	$8,990	$18,696	$1,992	$3,718	$5,486	$160,344

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$59,812	$112,416	$112,594	$131,522	$53,112	$85,264	$19,744	$574,464
Special Mention	—	340	467	1,358	419	822	—	3,406
Substandard	54	586	340	258	34	964	339	2,575
Doubtful	—	—	—	—	—	—	—	—
Total	$59,866	$113,342	$113,401	$133,138	$53,565	$87,050	$20,083	$580,445

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$2,785	$6,216	$2,693	$2,513	$641	$1,129	$—	$15,977
Special Mention	596	789	475	40	16	1	—	1,917
Substandard	—	—	—	302	142	20	—	464
Doubtful	—	—	—	—	22	—	—	22
Total	$3,381	$7,005	$3,168	$2,855	$821	$1,150	$—	$18,380

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$322,095	$682,811	$652,553	$617,191	$319,611	$518,535	$581,791	$3,694,587
Special Mention	705	18,917	6,719	7,468	1,142	35,461	32,325	102,737
Substandard	782	2,004	3,648	5,996	2,916	11,281	9,774	36,401
Doubtful	229	731	—	418	271	8,574	68	10,291
Total	$323,811	$704,463	$662,920	$631,073	$323,940	$573,851	$623,958	$3,844,016

Current period gross charge-offs	$—	$—	$—	$—	$—	$581	$—	$581
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

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,596	$—	$—	$—	$—	$—	$—	$1,596
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,596	$—	$—	$—	$—	$—	$—	$1,596

Current period gross charge-offs	$486	$—	$—	$—	$—	$—	$—	$486

Construction Real Estate: Retail
Performing	$16,380	$72,444	$13,107	$4,818	$4,029	$3,273	$311	$114,362
Nonperforming	—	—	—	—	—	—	—	—
Total	$16,380	$72,444	$13,107	$4,818	$4,029	$3,273	$311	$114,362

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Mortgage
Performing	$84,568	$219,933	$227,477	$185,093	$86,061	$319,406	$—	$1,122,538
Nonperforming	—	800	594	779	547	8,418	—	11,138
Total	$84,568	$220,733	$228,071	$185,872	$86,608	$327,824	$—	$1,133,676

Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$35

Residential Real Estate: HELOC
Performing	$12	$140	$299	$105	$179	$1,964	$164,210	$166,909
Nonperforming	—	—	—	—	99	684	248	1,031
Total	$12	$140	$299	$105	$278	$2,648	$164,458	$167,940

Current period gross charge-offs	$—	$—	$—	$—	$—	$8	$—	$8

Residential Real Estate: Installment
Performing	$674	$174	$—	$5	$185	$3,187	$—	$4,225
Nonperforming	—	—	—	—	—	37	—	37
Total	$674	$174	$—	$5	$185	$3,224	$—	$4,262

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$341,371	$716,915	$384,552	$267,877	$111,626	$98,446	$17,352	$1,938,139
Nonperforming	—	426	500	354	285	444	—	2,009
Total	$341,371	$717,341	$385,052	$268,231	$111,911	$98,890	$17,352	$1,940,148

Current period gross charge-offs	$55	$1,449	$1,192	$466	$345	$280	$—	$3,787

Consumer: GFSC
Performing	$—	$—	$—	$23	$2	$6	$28	$59
Nonperforming	—	—	—	—	6	—	—	6
Total	$—	$—	$—	$23	$8	$6	$28	$65

Current period gross charge-offs	$—	$—	$—	$—	$2	$—	$1	$3

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,044	$2,044
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,044	$2,044

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$20	$20

Total Consumer Loans
Performing	$444,601	$1,009,606	$625,435	$457,921	$202,082	$426,282	$183,945	$3,349,872
Nonperforming	—	1,226	1,094	1,133	937	9,583	248	14,221
Total	$444,601	$1,010,832	$626,529	$459,054	$203,019	$435,865	$184,193	$3,364,093

Current period gross charge-offs	$541	$1,449	$1,192	$466	$347	$323	$21	$4,339

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,489	$—	$—	$—	$—	$—	$—	$1,489
Nonperforming	—	—	—	—	—	—	—	—
Total	1,489	$—	$—	$—	$—	$—	$—	$1,489

Construction Real Estate: Retail
Performing	$71,923	$26,134	$8,218	$4,619	$1,618	$2,580	$75	$115,167
Nonperforming	731	—	523	—	—	12	—	1,266
Total	$72,654	$26,134	$8,741	$4,619	$1,618	$2,592	$75	$116,433

Residential Real Estate: Mortgage
Performing	$207,093	$227,131	$192,904	$90,014	$55,648	$286,464	$—	$1,059,254
Nonperforming	—	—	700	650	518	14,324	—	16,192
Total	$207,093	$227,131	$193,604	$90,664	$56,166	$300,788	$—	$1,075,446

Residential Real Estate: HELOC
Performing	$140	$299	$23	$130	$141	$1,957	$163,134	$165,824
Nonperforming	—	—	43	100	—	999	185	1,327
Total	$140	$299	$66	$230	$141	$2,956	$163,319	$167,151

Residential Real Estate: Installment
Performing	$187	$—	$1	$241	$62	$2,512	$—	$3,003
Nonperforming	—	—	7	2	16	1,063	—	1,088
Total	$187	$—	$8	$243	$78	$3,575	$—	$4,091

Consumer: Consumer
Performing	$823,484	$462,014	$333,336	$150,237	$61,174	$65,612	$4,315	$1,900,172
Nonperforming	440	489	424	355	157	520	—	2,385
Total	$823,924	$462,503	$333,760	$150,592	$61,331	$66,132	$4,315	$1,902,557

Consumer: GFSC
Performing	$—	$—	$55	$111	$45	$2	$51	$264
Nonperforming	—	—	—	10	—	—	—	10
Total	$—	$—	$55	$121	$45	$2	$51	$274

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,150	$2,150
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,150	$2,150

Total Consumer Loans
Performing	$1,104,316	$715,578	$534,537	$245,352	$118,688	$359,127	$169,725	$3,247,323
Nonperforming	1,171	489	1,697	1,117	691	16,918	185	22,268
Total	$1,105,487	$716,067	$536,234	$246,469	$119,379	$376,045	$169,910	$3,269,591

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

Upon Park's adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At June 30, 2023 and at December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2023 and at December 31, 2022 was $4.5 million and $4.7 million, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
Management identifies loans as modifications to borrowers experiencing financial difficulty when a borrower is experiencing financial difficulties and Park has altered the cash flow of the the loan as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Park modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, a term extension, an other-than-insignificant payment delay or interest rate adjustments.

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

The following tables present the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the three months and the six months ended June 30, 2023 by class of and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$147	$—	$10,223	$12	$10,382	0.81%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	836	—	—	—	836	0.05%
Construction real estate:
Commercial	—	—	366	—	—	—	366	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	—	—	—	—	—	—%
Mortgage	—	—	—	—	135	—	135	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	4	—	16	—	20	0.47%
Consumer:
Consumer	—	—	—	8	—	—	8	—%
GFSC	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$1,353	$8	$10,374	$12	$11,747	0.16%

	Six Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$1,189	$—	$10,223	$12	$11,424	0.89%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	836	—	—	—	836	0.05%
Construction real estate:
Commercial	—	—	366	—	—	—	366	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	150	—	12	—	162	0.03%
Mortgage	—	—	—	—	135	—	135	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	4	—	79	—	83	1.95%
Consumer:
Consumer	—	—	—	22	—	—	22	—%
GFSC	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$2,545	$22	$10,449	$12	$13,028	0.18%

Park has committed to lend additional amounts totaling $1.7 million to the borrowers included in the previous two tables as of June 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and the six months ended June 30, 2023:

	Three Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Adjustment	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	0.82%	0.6
PPP loans	—	—%	0.0
Overdrafts	—	—%	0.0
Commercial real estate	—	—%	3.6
Construction real estate:
Commercial	—	—%	1.0
Retail	—	—%	0.0
Residential real estate:
Commercial	—	—%	0.0
Mortgage	—	(1.88)%	0.4
HELOC	—	—%	0.0
Installment	—	(4.13)%	10.0
Consumer:
Consumer	—	(0.69)%	0.0
GFSC	—	—%	0.0
Check loans	—	—%	0.0
Leases	—	—%	0.0
Total	$—	0.77%	0.8

	Six Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Adjustment	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	0.82%	0.6
PPP loans	—	—%	0.0
Overdrafts	—	—%	0.0
Commercial real estate	—	—%	3.6
Construction real estate:
Commercial	—	—%	1.0
Retail	—	—%	0.0
Residential real estate:
Commercial	—	1.43%	0.4
Mortgage	—	(1.88)%	0.4
HELOC	—	—%	0.0
Installment	—	(1.72)%	10.0
Consumer:
Consumer	—	(2.92)%	0.0
GFSC	—	—%	0.0
Check loans	—	—%	0.0
Leases	—	—%	0.0
Total	$—	0.75%	0.9

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. There were no loans modified to borrowers experiencing financial difficulty that had been modified during the three months ended June 30, 2023 that were greater than 30 days past due as of June 30, 2023. There were $150,000 of loans modified to borrowers experiencing financial difficulty that had been modified during the six months ended June 30, 2023 that were 30-59 days past due as of June 30, 2023 in the Residential Real Estate: Commercial segment.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended June 30, 2023 and were modified in the six months prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Three Months Ended June 30, 2023
(In thousands)	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:		—	—	—
Commercial	150	—	—	—
Mortgage	—	—	135	—
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	8	—	—
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$150	$8	$135	$—

The following table presents the amortized cost basis of loans that had a payment default during the six months ended June 30, 2023 and were modified in the six months prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Six Months Ended June 30, 2023
(In thousands)	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:		—	—	—
Commercial	150	—	—	—
Mortgage	—	—	135	—
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	8	—	—
GFSC	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$150	$8	$135	$—

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amounts.

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

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and the residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, the construction real estate, and the consumer portfolio segments. Park updated the LDA in the fourth quarter of 2022 with data through September 30, 2022. After considering the impact of the inclusion of periods impacted by COVID, as well as analysis of the ongoing applicability of the selected peer group, management decided it was appropriate to continue to utilize the LDA analysis from the fourth quarter of 2019 as the correlation of the LDA was higher.
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
◦As of June 30, 2023, the "most likely" scenario forecasted Ohio unemployment between 4.01% and 4.62% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2023, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued elevated levels of inflation, volatile levels of consumer confidence, the likelihood of interest rates increasing, financial system stress and geopolitical conflict continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2023.

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
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, charge-offs, and recoveries.
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

As of June 30, 2023 and December 31, 2022, Park had $3.1 million and $4.2 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve at each of June 30, 2023 and December 31, 2022 was calculated for these loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month and the six-month periods ended June 30, 2023 and June 30, 2022 is summarized in the following tables:

	Three Months Ended June 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,572	$17,946	$5,362	$17,889	$28,053	$124	$85,946
Charge-offs	188	530	—	14	1,953	—	2,685
Recoveries	84	—	12	114	1,243	—	1,453
Net charge-offs/(recoveries)	$104	$530	$(12)	$(100)	$710	$—	$1,232
(Recovery of) provision for credit losses	(190)	1,725	(488)	430	1,027	(12)	2,492
Ending balance	$16,278	$19,141	$4,886	$18,419	$28,370	$112	$87,206

	Three Months Ended June 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$13,288	$23,731	$4,230	$11,584	$25,797	$231	$78,861
Charge-offs	723	598	33	46	1,002	—	2,402
Recoveries	316	540	29	54	1,058	1	1,998
Net charge-offs/(recoveries)	$407	$58	$4	$(8)	$(56)	$(1)	$404
(Recovery of) provision for credit losses	(134)	(1,334)	165	2,027	2,296	(29)	2,991
Ending balance	$12,747	$22,339	$4,391	$13,619	$28,149	$203	$81,448

	Six Months Ended June 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of Adoption of ASU 2022-02	222	181	—	(20)	—	—	383
Charge-offs	537	530	—	43	3,810	—	4,920
Recoveries	130	232	508	471	2,348	—	3,689
Net charge-offs/(recoveries)	$407	$298	$(508)	$(428)	$1,462	$—	$1,231
(Recovery of) provision for credit losses	(524)	1,429	(1,172)	1,180	1,811	(49)	2,675
Ending balance	$16,278	$19,141	$4,886	$18,419	$28,370	$112	$87,206

	Six Months Ended June 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	913	598	33	81	2,118	6	3,749
Recoveries	434	588	530	86	1,975	1	3,614
Net charge-offs/(recoveries)	$479	$10	$(497)	$(5)	$143	$5	$135
(Recovery of) provision for credit losses	(799)	(3,117)	(1,864)	2,190	2,006	(30)	(1,614)
Ending balance	$12,747	$22,339	$4,391	$13,619	$28,149	$203	$81,448

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2023 and December 31, 2022, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans at June 30, 2023 and all internally classified commercial nonaccrual loans and TDRs at December 31, 2022, which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2022 Form 10-K).

The composition of the ACL at June 30, 2023 and at December 31, 2022 was as follows:

	June 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,899	$233	$—	$—	$—	$—	$4,132
Collectively evaluated for impairment	12,379	18,908	4,886	18,419	28,370	112	83,074
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,278	$19,141	$4,886	$18,419	$28,370	$112	$87,206

Loan balance:
Loans individually evaluated for impairment	$22,463	$17,621	$986	$2,331	$—	$486	$43,887
Loans collectively evaluated for impairment	1,264,477	1,778,418	273,077	1,883,644	1,942,257	17,894	7,159,767
Loans acquired with deteriorated credit quality	63	3,401	643	348	—	—	4,455
Total ending loan balance	$1,287,003	$1,799,440	$274,706	$1,886,323	$1,942,257	$18,380	$7,208,109

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	17.36%	1.32%	—%	—%	—%	—%	9.42%
Loans collectively evaluated for impairment	0.98%	1.06%	1.79%	0.98%	1.46%	0.63%	1.16%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.26%	1.06%	1.78%	0.98%	1.46%	0.61%	1.21%

	December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,426	$131	$—	$—	$—	$9	$3,566
Collectively evaluated for impairment	13,561	17,698	5,550	16,831	28,021	152	81,813
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379

Loan balance:
Loans individually evaluated for impairment	$41,307	$32,423	$1,712	$2,191	$—	$708	$78,341
Loans collectively evaluated for impairment	1,259,524	1,758,118	323,043	1,794,302	1,904,981	18,929	7,058,897
Loans acquired with deteriorated credit quality	102	3,513	660	378	—	—	4,653
Total ending loan balance	$1,300,933	$1,794,054	$325,415	$1,796,871	$1,904,981	$19,637	$7,141,891

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	8.29%	0.40%	—%	—%	—%	1.27%	4.55%
Loans collectively evaluated for impairment	1.08%	1.01%	1.72%	0.94%	1.47%	0.80%	1.16%
Loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.31%	0.99%	1.71%	0.94%	1.47%	0.82%	1.20%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2023 and December 31, 2022, respectively, Park had $3.5 million and $2.1 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $3.4 million and $2.1 million at June 30, 2023 and December 31, 2022, respectively. The gain expected upon sale was $52,000 and $41,000 at June 30, 2023 and December 31, 2022, respectively. None of these loans were 90 days or more past due or on nonaccrual status at June 30, 2023 or December 31, 2022.

During the three months ended June 30, 2022, Park transferred certain commercial loans held for investment with an amortized cost of $6.3 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, recording a charge-off in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loan was moved to the held for sale portfolio.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month and the six-month periods ended June 30, 2023 and 2022.

(in thousands)	Goodwill	Other intangible assets	Total
April 1, 2022	$159,595	$7,060	$166,655
Amortization	—	403	403
June 30, 2022	$159,595	$6,657	$166,252

April 1, 2023	$159,595	$5,648	$165,243
Amortization	—	328	328
June 30, 2023	$159,595	$5,320	$164,915

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	805	805
June 30, 2022	$159,595	$6,657	$166,252

December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	655	655
June 30, 2023	$159,595	$5,320	$164,915

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2023, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at June 30, 2023 and at December 31, 2022.

	June 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$9,136	$14,456	$8,481
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$10,436	$15,756	$9,781

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $328,000 and $403,000 for the three months ended June 30, 2023 and 2022, respectively, and was $655,000 and $805,000 for the six months ended June 30, 2023 and 2022, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2023 and the next four years follows:

(in thousands)	Total
Six months ending December 31, 2023	$668
2024	1,215
2025	1,042
2026	887
2027	754

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Affordable housing tax credit investments	$56,774	$60,968
Unfunded commitments	22,556	28,132

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2023 through 2032.

Park recognized amortization expense of $2.1 million and $2.0 million, respectively, for the three months ended June 30, 2023 and 2022, and $4.2 million and $4.0 million, respectively, for the six months ended June 30, 2023 and 2022, which was included within the provision for income taxes. Additionally, during the three months ended June 30, 2023 and 2022, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.6 million and $2.1 million, respectively, and during six months ended June 30, 2023 and 2022, recognized $5.0 million and $4.9 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at June 30, 2023 and December 31, 2022 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2023	December 31, 2022
OREO:
Commercial real estate	$1,354	$1,354
Residential real estate	913	—
Total OREO	$2,267	$1,354

Loans in process of foreclosure:
Residential real estate	$1,714	$1,614

In addition to real estate, Park may also repossess different types of collateral. At June 30, 2023 and December 31, 2022, Park had $1.0 million and $0.6 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.99 billion at June 30, 2023, $2.05 billion at December 31, 2022 and $2.12 billion at June 30, 2022. At June 30, 2023, $3.1 million of the sold mortgage loans were sold with recourse, compared to $3.2 million at December 31, 2022 and $3.3 million at June 30, 2022. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2023 and December 31, 2022, management had established reserves of $54,000 and $59,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Mortgage servicing rights:
Carrying amount, net, beginning of period	$15,505	$15,704	$15,792	$15,264
Additions	144	456	268	1,082
Amortization	(479)	(584)	(904)	(1,212)
Change in valuation allowance	67	894	81	1,336
Carrying amount, net, end of period	$15,237	$16,470	$15,237	$16,470

Valuation allowance:
Beginning of period	$168	$1,126	$182	$1,568
Change in valuation allowance	(67)	(894)	(81)	(1,336)
End of period	$101	$232	$101	$232

Servicing fees included in "Other service income" were $1.3 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and were $2.6 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.
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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at June 30, 2023 were $16.6 million and $17.9 million, respectively. At December 31, 2022, the carrying amounts of Park's ROU asset and lease liability were $17.6 million and $19.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and the six-month periods ended June 30, 2023 and 2022 follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease cost
Operating lease cost	$728	$751	$1,460	$1,475
Sublease income	(63)	(63)	(126)	(126)
Total lease cost	$665	$688	$1,334	$1,349

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$921	$768	$1,844	$1,541
ROU assets obtained in exchange for new operating lease liabilities	$43	$4,182	$179	$4,182
Reductions to ROU assets resulting from reductions to lease obligations	$(777)	$(695)	$(1,554)	$(1,393)

At each of June 30, 2023 and December 31, 2022, Park's operating leases had a weighted average remaining term of 10.0 years. The weighted average discount rate of Park's operating leases was 3.4% and 3.3% at June 30, 2023 and December 31, 2022, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2023
Six months ending December 31, 2023	$1,805
2024	2,538
2025	2,188
2026	2,140
2027	2,032
Thereafter	11,020
Total undiscounted minimum lease payments	$21,723
Present value adjustment	(3,806)
Total lease liabilities	$17,917

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

At June 30, 2023 and December 31, 2022, Park's repurchase agreement borrowings totaled $143.9 million and $227.3 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $235.7 million and $313.1 million at June 30, 2023 and December 31, 2022, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2023 and December 31, 2022, Park had $1,122 million and $1,147 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$143,914	$—	$—	$—	$143,914

	December 31, 2022
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$227,342	$—	$—	$—	$227,342

Note 14 - Derivatives

Park uses certain derivative financial instruments (or "derivatives") to meet the needs of Park's clients while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative financial instruments utilized by Park follows.

Interest Rate Swaps
Park utilizes interest rate swap agreements (or "interest rate swaps") as part of its asset-liability management strategy to help manage its interest rate risk position and as a means to meet the financing, interest rate and other risk management needs of qualifying commercial banking customers. The notional amount of the interest rate swaps does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Borrowing Derivatives: At June 30, 2023 and December 31, 2022, Park had no borrowing derivatives. During the three-month and the six-month periods ended June 30, 2022, Park recognized interest expense of $23,000 and $171,000, respectively, related to borrowing swaps. Additionally, Park recognized gains of $15,000 and $154,000, net of income taxes, related to borrowing swaps that were recorded in "Other comprehensive income (loss)" on the Consolidated Condensed Statements of Comprehensive Income (Loss) during the three-month and the six-month periods ended June 30, 2022, respectively.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $19.8 million and $21.7 million at June 30, 2023 and at December 31, 2022, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and the six-month periods ended June 30, 2023 and June 30, 2022. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income (loss)". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. During both the three-month and the six-month periods ended June 30, 2022, Park recognized expense of $66,000, or $52,000, net of taxes, as the result of the early termination of a borrowing interest rate swap. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at June 30, 2023 and at December 31, 2022 follows:

	June 30, 2023	December 31, 2022
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$19,807	$21,700
Weighted average pay rates	4.552%	4.553%
Weighted average receive rates	4.552%	4.553%
Weighted average maturity (years)	7.3	7.9
Unrealized losses	$—	$—

Interest Rate Swaps
The following table reflects the interest rate swaps included in the Consolidated Condensed Balance Sheets at June 30, 2023 and at December 31, 2022.

(In thousands)	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	19,807	1,390	21,700	1,508
Total included in "Other assets"	$19,807	$1,390	$21,700	$1,508

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$19,807	$(1,390)	$21,700	$(1,508)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$19,807	$(1,390)	$21,700	$(1,508)

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

At June 30, 2023 and at December 31, 2022, Park had $1.8 million and $2.1 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $41,000 and $46,000 at June 30, 2023 and at December 31, 2022, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2023 and at December 31, 2022, the fair value of the swap liability of $296,000 and $243,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive loss components, net of tax, are shown in the following table for the three-month and the six-month periods ended June 30, 2023 and 2022:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding (loss) gain on cash flow hedge	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at April 1, 2023	$(6,680)	$—	$(83,353)	$(90,033)
Other comprehensive loss before reclassifications	—	—	(6,753)	(6,753)
Net current period other comprehensive loss	—	—	(6,753)	(6,753)
Ending balance at June 30, 2023	$(6,680)	$—	$(90,106)	$(96,786)

Beginning balance at April 1, 2022	$(5,792)	$(67)	$(34,610)	$(40,469)
Other comprehensive income (loss) before reclassifications	—	15	(45,002)	(44,987)
Amounts reclassified from other comprehensive loss	—	52	—	52
Net current period other comprehensive income (loss)	—	67	(45,002)	(44,935)
Ending balance at June 30, 2022	$(5,792)	$—	$(79,612)	$(85,404)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding (loss) gain on cash flow hedge	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2023	$(6,680)	$—	$(95,714)	$(102,394)
Other comprehensive income before reclassifications	—	—	5,608	5,608
Net current period other comprehensive income	—	—	5,608	5,608
Ending balance at June 30, 2023	$(6,680)	$—	$(90,106)	$(96,786)

Beginning balance at January 1, 2022	$(5,792)	$(206)	$21,153	$15,155
Other comprehensive income (loss) before reclassifications	—	154	(100,765)	(100,611)
Amounts reclassified from other comprehensive loss	—	52	—	52
Net current period other comprehensive income (loss)	—	206	(100,765)	(100,559)
Ending balance at June 30, 2022	$(5,792)	$—	$(79,612)	$(85,404)

During the three-month and the six-month periods ended June 30, 2023, there were no reclassifications out of accumulated other comprehensive loss. During the three-month and the six-month periods ended June 30, 2022, there was $66,000 ($52,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the early termination of a borrowing interest rate swap. This loss was recorded within "Miscellaneous" other expense on the Consolidated Condensed Statements of Income.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and the six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except common share and per common share data)	2023	2022	2023	2022
Numerator:
Net income	$31,584	$34,324	$65,317	$73,199
Denominator:
Weighted-average common shares outstanding	16,165,119	16,249,307	16,203,736	16,234,598
Effect of dilutive PBRSUs and TBRSUs	75,481	111,939	78,957	111,543
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,240,600	16,361,246	16,282,693	16,346,141
Earnings per common share:
Basic earnings per common share	$1.95	$2.11	$4.03	$4.51
Diluted earnings per common share	$1.94	$2.10	$4.01	$4.48

Park awarded 54,698 PBRSUs and 52,335 PBRSUs to certain employees during the six months ended June 30, 2023 and 2022, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2023 or 2022.

Park repurchased an aggregate of 25,000 and 149,000 common shares during the three months and the six months ended June 30, 2023, respectively, to fund the PBRSUs, the TBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months or the six months ended June 30, 2022.

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

	Operating Results for the three months ended June 30, 2023
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$93,549	$(1,977)	$91,572
Provision for (recovery of) credit losses	2,524	(32)	2,492
Other income (loss)	25,091	(76)	25,015
Other expense	73,121	2,764	75,885
Income (loss) before income taxes	$42,995	$(4,785)	$38,210
Income tax expense (benefit)	7,510	(884)	6,626
Net income (loss)	$35,485	$(3,901)	$31,584

Assets (at June 30, 2023)	$9,857,452	$42,099	$9,899,551

	Operating Results for the three months ended June 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income	$83,411	$528	$83,939
Provision for (recovery of) credit losses	3,357	(366)	2,991
Other income	29,255	1,938	31,193
Other expense	66,214	3,834	70,048
Income (loss) before income taxes	$43,095	$(1,002)	$42,093
Income tax expense (benefit)	8,155	(386)	7,769
Net income (loss)	$34,940	$(616)	$34,324

Assets (at June 30, 2022)	$9,794,711	$31,959	$9,826,670

	Operating Results for the six months ended June 30, 2023
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$187,138	$(3,368)	$183,770
Provision for (recovery of) credit losses	3,439	(764)	2,675
Other income	49,353	49	49,402
Other expense	146,118	6,270	152,388
Income (loss) before income taxes	$86,934	$(8,825)	$78,109
Income tax expense (benefit)	15,180	(2,388)	12,792
Net income (loss)	$71,754	$(6,437)	$65,317

	Operating Results for the six months ended June 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$162,783	$(1,158)	$161,625
Recovery of credit losses	(1,190)	(424)	(1,614)
Other income	60,502	2,347	62,849
Other expense	130,430	6,991	137,421
Income (loss) before income taxes	$94,045	$(5,378)	$88,667
Income tax expense (benefit)	17,637	(2,169)	15,468
Net income (loss)	$76,408	$(3,209)	$73,199

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and the six-month periods ended June 30, 2023 and 2022. The reconciling amounts for consolidated total assets for the periods ended June 30, 2023 and 2022 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2023, 320,302 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2023, 75,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the six months ended June 30, 2023 and 2022, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 54,698 common shares and 52,335 common shares, respectively, to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended June 30, 2023 or 2022.

As of June 30, 2023, Park has nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the six months ended June 30, 2023 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2023	199,650
Granted	54,698
Vested	(62,815)
Forfeited	(1,912)
Adjustment for performance conditions of PBRSUs (1)	—
Nonvested at June 30, 2023 (2)	189,621
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of June 30, 2023, an aggregate of 184,732 PBRSUs were expected to vest.

A summary of awards vested during the three months and the six months ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PBRSUs and TBRSUs vested	6,350	—	62,815	48,415
Common shares withheld to satisfy employee income tax withholding obligations	1,992	—	23,973	18,658
Net common shares issued	4,358	—	38,842	29,757

Share-based compensation expense of $1.7 million and $1.4 million was recognized for the three-month periods ended June 30, 2023 and 2022, respectively, and share-based compensation expense of $4.1 million and $3.4 million was recognized for the six-month periods ended June 30, 2023 and 2022, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at June 30, 2023:

(In thousands)
Six months ending December 31, 2023	$2,733
2024	4,415
2025	2,887
2026	1,203
2027	193
Total	$11,431

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or the six-month periods ended June 30, 2023 and 2022. Additionally, no contributions are expected to be made during the remainder of 2023.

The following table shows the components of net periodic pension benefit (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2023	2022	2023	2022
Service cost	$1,559	$2,437	$3,118	$4,874	Employee benefits
Interest cost	1,631	1,426	3,262	2,852	Other components of net periodic pension benefit income
Expected return on plan assets	(3,536)	(4,449)	(7,072)	(8,898)	Other components of net periodic pension benefit income
Recognized prior service cost (credit)	12	(4)	24	(8)	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(334)	$(590)	$(668)	$(1,180)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and the six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2023	2022	2023	2022
Service cost	$234	$212	$468	$425	Employee benefits
Interest cost	175	183	351	366	Miscellaneous expense
Total SERP expense	$409	$395	$819	$791

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2023
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,113	$—	$37,113
Obligations of states and political subdivisions	—	407,464	—	407,464
U.S. Government sponsored entities’ asset-backed securities	—	687,378	—	687,378
Collateralized loan obligations	—	521,401	—	521,401
Corporate debt securities	—	9,392	6,116	15,508
Equity securities	2,265	—	455	2,720
Mortgage loans held for sale	—	3,486	—	3,486
Mortgage IRLCs	—	41	—	41
Loan interest rate swaps	—	1,390	—	1,390

Liabilities
Fair value swap	$—	$—	$296	$296
Loan interest rate swaps	—	1,390	—	1,390

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,213	$—	$37,213
Obligations of states and political subdivisions	—	406,711	—	406,711
U.S. Government sponsored entities’ asset-backed securities	—	756,761	—	756,761
Collateralized loan obligations	—	516,539	—	516,539
Corporate debt securities	—	9,472	7,000	16,472
Equity securities	1,420	—	439	1,859
Mortgage loans held for sale	—	2,149	—	2,149
Mortgage IRLCs	—	46	—	46
Loan interest rate swaps	—	1,508	—	1,508

Liabilities
Fair value swap	$—	$—	$243	$243
Loan interest rate swaps	—	1,508	—	1,508

The following methods and assumptions were used by the Company in determining the fair value of the financial assets and financial liabilities discussed above:

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and the six-month periods ended June 30, 2023 and 2022, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2023 and 2022
(In thousands)	Corporate Debt Securities	Equity securities	Fair value swap
Balance at April 1, 2023	$6,855	$449	$(121)
Transfer into (out of) level 3, net	(611)	—	—
Total (losses) / gains
Included in other income / other expense	—	6	(175)
Included in other comprehensive income	(128)	—	—
Balance at June 30, 2023	$6,116	$455	$(296)

Balance at April 1, 2022	$—	$491	$(226)
Total losses
Included in other income / other expense	—	—	(221)
Balance at June 30, 2022	$—	$491	$(447)

Level 3 Fair Value Measurements
Six months ended June 30, 2023 and 2022
(In thousands)	Corporate Debt Securities	Equity securities	Fair value swap
Balance at January 1, 2023	$7,000	$439	$(243)
Transfers into (out of) level 3, net	11	—	—
Total (losses) / gains
Included in other income / other expense	—	16	(175)
Included in other comprehensive income	(895)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	122
Balance at June 30, 2023	$6,116	$455	$(296)

Balance at January 1, 2022	$—	$499	$(226)
Total losses
Included in other income / other expense	—	(8)	(221)
Balance at June 30, 2022	$—	$491	$(447)

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At June 30, 2023 and December 31, 2022, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

At June 30, 2023 and December 31, 2022, there were no OREO properties held by Park that were carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement.

Fair Value Measurements at June 30, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2023
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,767	$2,767
Residential real estate	—	—	190	190
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,957	$2,957

MSRs	$—	$812	$—	$812

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$5,573	$5,573
Residential real estate	—	—	200	200
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$5,773	$5,773

MSRs	$—	$1,717	$—	$1,717

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

	June 30, 2023
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$3,190	$1,824	$233	$2,957
Remaining individually evaluated loans	40,697	244	3,899	36,798
Total individually evaluated loans	$43,887	$2,068	$4,132	$39,755

	December 31, 2022
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$5,903	$1,523	$130	$5,773
Remaining individually evaluated loans	72,438	252	3,436	69,002
Total individually evaluated loans	$78,341	$1,775	$3,566	$74,775

The expense from credit adjustments related to individually evaluated loans carried at fair value was $0.6 million and $1.0 million for the three-month periods ended June 30, 2023 and 2022, respectively, and was $0.7 million and $1.0 million for the six-month periods ended June 30, 2023 and 2022, respectively.

MSRs totaled $15.2 million at June 30, 2023. Of this $15.2 million MSR carrying balance, $0.8 million were recorded at fair value and included a valuation allowance of $101,000. The remaining $14.4 million were recorded at cost, as the fair value exceeded cost at June 30, 2023. At December 31, 2022, MSRs totaled $15.8 million. Of this $15.8 million MSR carrying balance, $1.7 million were recorded at fair value and included a valuation allowance of $182,000. The remaining $14.1 million were recorded at cost, as the fair value exceeded cost at December 31, 2022. The income related to MSRs carried at fair value during the three-month periods ended June 30, 2023 and June 30, 2022 was $67,000 and $894,000, respectively, and was $81,000 and $1.3 million for the six-month periods ended June 30, 2023 and 2022, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

June 30, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,767	Sales comparison approach	Adj to comparables	3.9% - 202.0% (26.9%)
		Income approach	Capitalization rate	7.5% - 9.3% (8.6%)

Residential real estate	$190	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.8%)

December 31, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$5,573	Sales comparison approach	Adj to comparables	0.0% - 202.0% (19.4%)
		Income approach	Capitalization rate	7.0% - 10.0% (7.9%)
		Cost approach	Entrepreneurial profit	10.0% - 12.0% (11.4%)
		Cost approach	Accumulated depreciation	38.8% (38.8%)

Residential real estate	$200	Sales comparison approach	Adj to comparables	1.9% - 119.8% (17.4%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At June 30, 2023 and December 31, 2022, Park had Partnership Investments with a NAV of $24.2 million and $24.4 million, respectively. At June 30, 2023 and December 31, 2022, Park had $21.6 million and $20.3 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2023 and 2022, Park recognized income of $137,000 and $90,000, respectively, and for the six-month periods ended June 30, 2023 and 2022, recognized (expense) income of $(241,000) and $2.5 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at June 30, 2023 and December 31, 2022, was as follows:

	June 30, 2023
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$230,397	$230,397	$—	$—	$230,397
Investment securities (1)	1,668,864	—	1,662,748	6,116	1,668,864
Other investment securities (2)	2,720	2,265	—	455	2,720

Mortgage loans held for sale	3,486	—	3,486	—	3,486
Mortgage IRLCs	41	—	41	—	41
Individually evaluated loans carried at fair value	2,957	—	—	2,957	2,957
Other loans, net	7,114,419	—	—	6,976,485	6,976,485
Loans receivable, net	$7,120,903	$—	$3,527	$6,979,442	$6,982,969

Financial liabilities:
Time deposits	$568,609	$—	$565,342	$—	$565,342
Other	3,874	3,874	—	—	3,874
Deposits (excluding demand deposits)	$572,483	$3,874	$565,342	$—	$569,216

Short-term borrowings	$143,914	$—	$143,914	$—	$143,914
Subordinated notes	188,904	—	169,529	—	169,529

Derivative financial instruments - assets:
Loan interest rate swaps	$1,390	$—	$1,390	$—	$1,390

Derivative financial instruments - liabilities:
Fair value swap	$296	$—	$—	$296	$296
Loan interest rate swaps	1,390	—	1,390	—	1,390
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

The following table presents the Corporation's sources of other income by revenue stream and operating segment for the three-month and the six-month periods ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,571	$—	$2,571
Employee benefit and retirement-related accounts	2,467	—	2,467
Investment management and investment advisory agency accounts	3,273	—	3,273
Other	505	—	505
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	860	—	860
Demand deposit account (DDA) charges	1,069	—	1,069
Other	112	—	112
Other service income (1)
Credit card	730	—	730
HELOC	108	—	108
Installment	35	—	35
Real estate	1,510	—	1,510
Commercial	256	—	256
Debit card fee income	6,830	—	6,830
Bank owned life insurance income (2)	1,279	53	1,332
ATM fees	553	—	553
Gain on sale of OREO, net	12	—	12
OREO valuation markup	—	—	—
Gain (loss) on equity securities, net (2)	189	(164)	25
Other components of net periodic pension benefit income (2)	1,857	36	1,893
Miscellaneous (3)	875	(1)	874
Total other income	$25,091	$(76)	$25,015
(1) Of the $2.6 million of aggregate revenue included within "Other service income", approximately $1.3 million was within the scope of ASC 606, with the remaining $1.3 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $0.9 million, all of which were within scope of ASC 606.

	Three Months Ended June 30, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,764	$—	$2,764
Employee benefit and retirement-related accounts	2,471	—	2,471
Investment management and investment advisory agency accounts	3,143	—	3,143
Other	481	—	481
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,519	—	1,519
Demand deposit account (DDA) charges	913	—	913
Other	131	—	131
Other service income (1)
Credit card	715	—	715
HELOC	105	—	105
Installment	45	—	45
Real estate	3,274	—	3,274
Commercial	301	500	801
Debit card fee income	6,731	—	6,731
Bank owned life insurance income (2)	1,130	1,244	2,374
ATM fees	583	—	583
Gain on sale of OREO, net	4	—	4
OREO valuation markup	—	—	—
Gain on equity securities, net (2)	41	668	709
Other components of net periodic pension benefit income (2)	2,954	73	3,027
Miscellaneous (3)	1,950	(547)	1,403
Total other income	$29,255	$1,938	$31,193
(1) Of the $4.9 million of aggregate revenue included within "Other service income", approximately $1.7 million was within the scope of ASC 606, with the remaining $3.2 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $1.4 million, all of which were within scope of ASC 606.

	Six Months Ended June 30, 2023
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$5,075	$—	$5,075
Employee benefit and retirement-related accounts	4,939	—	4,939
Investment management and investment advisory agency accounts	6,435	—	6,435
Other	982	—	982
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,921	—	1,921
Demand deposit account (DDA) charges	2,107	—	2,107
Other	254	—	254
Other service income (1)
Credit card	1,413	—	1,413
HELOC	197	—	197
Installment	84	—	84
Real estate	2,965	—	2,965
Commercial	542	135	677
Debit card fee income	13,287	—	13,287
Bank owned life insurance income (2)	2,413	104	2,517
ATM fees	1,086	—	1,086
Gain on sale of OREO, net	3	—	3
OREO valuation markup	15	—	15
Loss on equity securities, net (2)	(118)	(262)	(380)
Other components of net periodic pension benefit income (2)	3,714	72	3,786
Miscellaneous (3)	2,039	—	2,039
Total other income	$49,353	$49	$49,402
(1) Of the $5.3 million of aggregate revenue included within "Other service income", approximately $2.7 million was within the scope of ASC 606, with the remaining $2.6 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.0 million, all of which were within scope of ASC 606.

	Six Months Ended June 30, 2022
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$5,270	$—	$5,270
Employee benefit and retirement-related accounts	5,031	—	5,031
Investment management and investment advisory agency accounts	6,403	—	6,403
Other	952	—	952
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,936	—	2,936
Demand deposit account (DDA) charges	1,429	—	1,429
Other	272	—	272
Other service income (1)
Credit card	1,357	—	1,357
HELOC	194	—	194
Installment	88	—	88
Real estate	6,993	—	6,993
Commercial	655	472	1,127
Debit card fee income	12,857	—	12,857
Bank owned life insurance income (2)	2,223	1,326	3,549
ATM fees	1,115	—	1,115
Gain on sale of OREO, net	4	—	4
OREO valuation markup	30	—	30
Gain on equity securities, net (2)	2,260	802	3,062
Other components of net periodic pension benefit income (2)	5,909	145	6,054
Miscellaneous (3)	4,524	(398)	4,126
Total other income	$60,502	$2,347	$62,849
(1) Of the $9.8 million of aggregate revenue included within "Other service income", approximately $3.0 million was within the scope of ASC 606, with the remaining $6.8 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $4.1 million, all of which were within scope of ASC 606.

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

Service charges on deposit accounts and ATM fees: The Corporation earns fees from the Corporation's deposit customers for transaction-based, account maintenance, and overdraft services. Fees for transaction-based services, which include services such as ATM use fees, stop payment charges, statement rendering fees, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are generally recognized at the end of the month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

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
•current and future economic and financial market conditions, either nationally or in the states in which Park and our subsidiaries do business, that may reflect deterioration in business and economic conditions, including the effects of higher unemployment rates or labor shortages, the impact of persistent inflation, ongoing interest rate increases, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the impact of the Russia-Ukraine conflict and associated sanctions and export controls), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic and recovery therefrom on our customers’ operations and financial condition, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
•factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the effect of monetary and other fiscal policies (including the impact of money supply, ongoing increasing market interest rate policies and policies impacting inflation, of the Federal Reserve Board, the U.S. Treasury and other governmental agencies) as well as disruption in the liquidity and functioning of U.S. financial markets, may adversely impact prepayment penalty income, mortgage banking income, income from fiduciary activities, the value of securities, deposits and other financial instruments, in addition to the loan demand and the performance of our loan portfolio, and the interest rate sensitivity of our consolidated balance sheet as well as reduce net interest margins;
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
•Park's ability to anticipate and respond to technological changes and Park's reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Park's primary core banking system provider, which can impact Park's ability to respond to customer needs and meet competitive demands;
•operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park and our subsidiaries are highly dependent;
•Park's ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Park's third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Park and/or result in Park incurring a financial loss;
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
•the potential further deterioration of the U.S. economy due to financial, political, or other shocks;
•the effect of healthcare laws in the U.S. and potential changes for such laws, especially in light of the COVID-19 pandemic, which may increase our healthcare and other costs and negatively impact our operations and financial results;

•risks and uncertainties associated with Park's entry into new geographic markets with our most recent acquisitions, including expected revenue synergies and cost savings from recent acquisitions not being fully realized or realized within the expected time frame;
•uncertainty surrounding the transition from the London Inter-Bank Offered Rate (LIBOR) to an alternate reference rate;
•the impact of larger or similar-sized financial institutions encountering problems, such as the recent closures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California, which may adversely affect the banking industry and/or Park's business generation and retention, funding and liquidity, including potential increased regulatory requirements and increased reputational risk and potential impacts to macroeconomic conditions;
•Park's continued ability to grow deposits or maintain adequate deposit levels in light of the recent bank failures;
•unexpected outflows of deposits which may require Park to sell investment securities at a loss;
•and other risk factors relating to the financial services industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in "Item 1A. Risk Factors" of Part II of Park's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and in "Item 1A. Risk Factors" of Part II of this Quarter Report on Form 10-Q.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income for the three months and the six months ended and at June 30 2023 and June 30, 2022. For the purpose of calculating the annualized return on average tangible equity, a non-U.S.GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-U.S. GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating tangible book value per common share, a non-U.S. GAAP financial measure, tangible equity is divided by the number of common shares outstanding, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income, in each case during the applicable period.

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

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) the military conflict between Russia and Ukraine persists longer than anticipated worsening supply-chain conditions and weakening manufacturing; (2) tensions between China and Taiwan increase and China briefly interrupts trade through the Taiwan Strait, worsening supply chain issues and eroding consumer and business confidence; (3) the Federal Reserve Board initially keeps the fed funds rate elevated due to continued concerns about inflation, though a bit less than in the baseline because of weakening economic conditions; (4) recent bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; and (5) the economy falls into recession in the third quarter of 2023. The adverse scenario forecasts Ohio unemployment for the next twelve months to range from 6.2% to 9.0%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $28.5 million as of June 30, 2023 if only the adverse scenario was used. Excluding consideration of general reserve adjustments, a corresponding $28.5 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the "Credit Metrics and Provision for (Recovery of) Credit Losses" section of this MD&A for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of June 30, 2023, relates to the value inherent in the financial services industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately preceding March 31. Based on the qualitative analysis performed as of April 1, 2023, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. The fair value of the goodwill, which resides on the books of PNB, is evaluated for potential impairment by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and financial services industry comparable information.

Pension Plan: The determination of pension plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees will earn while working, as well as the present value of those benefits. Annual pension expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our pension plan. On January 1, 2023 the pension plan was amended to update the pension plan's benefit formula, vesting schedule and the hours of service basis. These changes were taken into account in the calculation of annual pension expense.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2023 and 2022

Summary Discussion of Results

Net income for the three months ended June 30, 2023 was $31.6 million, compared to $34.3 million for the second quarter of 2022. Diluted earnings per common share were $1.94 for the second quarter of 2023, compared to $2.10 for the second quarter of 2022. Weighted average diluted common shares outstanding were 16,240,600 for the second quarter of 2023, compared to 16,361,246 weighted average diluted common shares outstanding for the second quarter of 2022.

Net income for the six months ended June 30, 2023 was $65.3 million, compared to $73.2 million for the first half of 2022. Diluted earnings per common share were $4.01 for the first half of 2023, compared to $4.48 for the first half of 2022. Weighted average diluted common shares outstanding were 16,282,693 for the first half of 2023, compared to 16,346,141 weighted average diluted common shares outstanding for the first half of 2022.

Liquidity and Capital

Park continues to maintain strong capital and liquidity. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, off balance sheet deposits, unpledged investment securities and available FHLB borrowing capacity, totaled $2.53 billion at June 30, 2023.

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

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022	% change from 12/31/22	% change from 06/30/22
Net unrealized losses on debt securities	114,058	121,156	100,774	(5.86)%	13.18%
Net unrealized losses on debt securities as a percentage of period end total assets	1.15%	1.23%	1.03%	(6.50)%	11.65%

Total shareholders' equity / Period end total assets	11.00%	10.85%	10.69%	1.38%	2.90%
Tangible equity / Tangible assets (1)	9.49%	9.33%	9.15%	1.71%	3.72%
(1) Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end.

Deposits

Park's deposits grew during the COVID pandemic and normalized throughout 2022. In order to manage the impact of this growth on its balance sheet, Park has utilized a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. The balance of deposits transferred off balance sheet has declined as deposit balances have returned to normalized levels. The table below breaks out the change in deposit balances, by deposit type, for Park National Corporation.

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Retail Deposits
Non-interest bearing deposits	$1,130,037	$1,176,545	$1,193,807	$1,195,530	$1,077,107	$801,035
Transaction accounts	890,317	939,026	994,717	1,004,532	900,093	760,640
Savings	1,631,772	1,702,824	1,744,713	1,669,373	1,427,687	1,461,347
Certificates of deposit	484,275	445,552	455,157	546,793	620,965	725,017
Total retail deposits	$4,136,401	$4,263,947	$4,388,394	$4,416,228	$4,025,852	$3,748,039
$ change from prior period end	$(127,546)	$(124,447)	$(27,834)	$390,376	$277,813
% change from prior period end	(3.0)%	(2.8)%	(0.6)%	9.7%	7.4%

Commercial Deposits
Non-interest bearing deposits	$1,665,972	$1,745,697	$1,880,469	$1,870,889	$1,649,992	$1,158,900
Transaction accounts	1,347,815	1,231,790	993,388	498,344	481,386	868,102
Savings	1,124,454	966,712	873,176	954,200	1,171,521	863,458
Certificates of deposit	84,334	86,298	99,288	164,867	243,607	414,113
Total commercial deposits	$4,222,575	$4,030,497	$3,846,321	$3,488,300	$3,546,506	$3,304,573
$ change from prior period end	$192,078	$184,176	$358,021	$(58,206)	$241,933
% change from prior period end	4.8%	4.8%	10.3%	(1.6)%	7.3%

Total deposits	8,358,976	8,294,444	8,234,715	7,904,528	7,572,358	7,052,612
$ change from prior period end	$64,532	$59,729	$330,187	$332,170	$519,746
% change from prior period end	0.8%	0.7%	4.2%	4.4%	7.4%

Off balance sheet deposits	767	164,600	195,937	983,053	710,101	—
Total deposits including off balance sheet deposits	$8,359,743	$8,459,044	$8,430,652	$8,887,581	$8,282,459	$7,052,612
$ change from prior period end	$(99,301)	$28,392	$(456,929)	$605,122	$1,229,847
% change from prior period end	(1.2)%	0.3%	(5.1)%	7.3%	17.4%

During the three months ended June 30, 2023, total deposits including off balance sheet deposits decreased by $99.3 million, or 1.2%. This decrease consisted of a $127.5 million decrease in total retail deposits and a $163.8 million decrease in off balance sheet deposits, partially offset by a $192.1 million increase in total commercial deposits. During the six months ended June 30, 2023, total deposits including off balance sheet deposits decreased by $70.9 million, or 0.8%. This decrease consisted of a $252.0 million decrease in total retail deposits and a $195.2 million decrease in off balance sheet deposits, partially offset by a $376.3 million increase in total commercial deposits. The majority of off balance sheet deposits are commercial and would also impact the increase in commercial deposits, as the deposits are moved back onto the balance sheet.

Included in total commercial deposits and off balance sheet deposits above are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. The public fund deposit increases during the three months and the six months ended June 30, 2023 are consistent with historical seasonality. The following table details the change in public fund deposits.

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Total public fund deposits	$1,429,770	$1,346,261	$1,108,055	$1,334,431	$1,088,871	$1,117,433
$ change from prior period end	$83,509	$238,206	$(226,376)	$245,560	$(28,562)
% change from prior period end	6.2%	21.5%	(17.0)%	22.6%	(2.6)%

As of June 30, 2023, Park had approximately $1.4 billion of uninsured deposits, which represented 17.0% of total deposits. Uninsured deposits of $1.4 billion included $301 million of deposits which were over $250,000 but were fully collateralized by Park's investment securities portfolio.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2023, for the first half of each of 2023 and 2022 (the six months ended June 30) and for the years ended December 31, 2022 and 2021. Park's segments include The Park National Bank ("PNB") and "All Other" which primarily consists of Park as the "Parent Company", Guardian Financial Services Company ("GFSC") and SE Property Holdings, LLC ("SEPH").

(In thousands)	Q2 2023	Q1 2023	Six months YTD 2023	Six months YTD 2022	2022	2021
PNB	$35,485	$36,269	$71,754	$76,408	$143,243	$159,461
All Other	(3,901)	(2,536)	(6,437)	(3,209)	5,108	(5,516)
Total Park	$31,584	$33,733	$65,317	$73,199	$148,351	$153,945

Highlights from the three-month and six-month periods ended June 30, 2023 and 2022 included:

•Net income for the three months ended June 30, 2023 of $31.6 million represented a $2.7 million, or 8.0%, decrease compared to $34.3 million for the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 of $65.3 million represented a $7.9 million, or 10.8%, decrease compared to $73.2 million for the six months ended June 30, 2022.
•Pre-tax, pre-provision net income for the three months ended June 30, 2023 of $40.7 million represented a $4.4 million, or 9.7%, decrease compared to $45.1 million for the three months ended June 30, 2022. Pre-tax, pre-provision net income for the six months ended June 30, 2023 of $80.8 million represented a $6.3 million, or 7.2%, decrease compared to $87.1 million for the six months ended June 30, 2022.
•Net interest income for the three months ended June 30, 2023 of $91.6 million represented a $7.6 million, or 9.1%, increase compared to $83.9 million for the three months ended June 30, 2022. Net interest income for the six months ended June 30, 2023 of $183.8 million represented a $22.1 million, or 13.7%, increase compared to $161.6 million for the six months ended June 30, 2022.
•During the three months ended June 30, 2023, Park recorded interest income of $15,000 related to PPP loans, compared to $1.0 million for the three months ended June 30, 2022. During the six months ended June 30, 2023, Park recorded interest income of $41,000 related to PPP loans, compared to $2.6 million for the six months ended June 30, 2022.
•PNB loans outstanding at June 30, 2023 (i) increased 3.6% compared to at June 30, 2022, (ii) increased 0.9% compared to at December 31, 2022, and (iii) increased 1.6% compared to at March 31, 2023.
•Park's loan portfolio had net loan charge-offs as a percentage of average loans of 0.07% for the three months ended June 30, 2023, compared to net loan charge-offs as a percentage of average loans of 0.02% for the three months ended June 30, 2022. Park's loan portfolio had net loan charge-offs as a percentage of average loans of 0.03% for the six months ended June 30, 2023, compared to net loan charge-offs as a percentage of average loans of 0.0% for the six months ended June 30, 2022.

Net income for each of the three months ended June 30, 2023 and June 30, 2022 and for each of the six months ended June 30, 2023 and June 30, 2022, included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding All Other.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2023, for the first half of each of 2023 and 2022 (the six months ended June 30) and for the years ended December 31, 2022 and 2021.

(In thousands)	Q2 2023	Q1 2023	Six months YTD 2023	Six months YTD 2022	2022	2021
Net interest income	$93,549	$93,589	$187,138	$162,783	$350,646	$328,398
Provision for (recovery of) credit losses	2,524	915	3,439	(1,190)	5,834	(8,554)
Other income	25,091	24,262	49,353	60,502	115,211	126,802
Other expense	73,121	72,997	146,118	130,430	283,670	266,678
Income before income taxes	$42,995	$43,939	$86,934	$94,045	$176,353	$197,076
Income tax expense	7,510	7,670	15,180	17,637	33,110	37,615
Net income	$35,485	$36,269	$71,754	$76,408	$143,243	$159,461

Net interest income of $187.1 million for the six months ended June 30, 2023 represented a $24.4 million, or 15.0%, increase compared to $162.8 million for the six months ended June 30, 2022. The increase was a result of a $58.0 million increase in interest income, partially offset by a $33.6 million increase in interest expense.

The $58.0 million increase in interest income was due to a $39.7 million increase in interest income on loans and a $18.2 million increase in investment income. The $39.7 million increase in interest income on loans was primarily the result of a $281.5 million increase in average loans, from $6.83 billion for the six months ended June 30, 2022 to $7.12 billion for the six months ended June 30, 2023, as well as an increase in the yield on loans, which increased 95 basis points to 5.32% for the six months ended June 30, 2023, compared to 4.37% for the six months ended June 30, 2022. The $18.2 million increase in investment income was primarily the result of an increase in the yield on investments, which increased 180 basis points to 3.81% for the six months ended June 30, 2023, compared to 2.01% for the six months ended June 30, 2022. The increase in the yield on investments was partially offset by a decrease in average investments, including money market investments, from $2.07 billion for the six months ended June 30, 2022 to $2.06 billion for the six months ended June 30, 2023.

The $33.6 million increase in interest expense was due to a $32.5 million increase in interest expense on deposits, as well as a $1.1 million increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $398.2 million increase in average on-balance sheet interest bearing deposits from $5.09 billion for the six months ended June 30, 2022, to $5.49 billion for the six months ended June 30, 2023 as well as an increase in the cost of deposits of 119 basis points, from 0.12% for the six months ended June 30, 2022 to 1.31% for the six months ended June 30, 2023. The increase in on-balance sheet interest bearing deposits was due to an increase in transaction accounts and savings accounts, which was partially offset by a decrease in time deposits. During each of the six months ended June 30, 2023 and 2022, Park made the decision to continue its participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet.

The provision for credit losses of $3.4 million for the six months ended June 30, 2023 represented a difference of $4.6 million, compared to a recovery of credit losses of $1.2 million for the six months ended June 30, 2022. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional details regarding the level of the provision for (recovery of) credit losses recognized in each period presented above.

Other income of $49.4 million for the six months ended June 30, 2023 represented a decrease of $11.1 million, or 18.4%, compared to $60.5 million for the six months ended June 30, 2022. The $11.1 million decrease was primarily related to (i) a $4.1 million decrease in other service income, which was primarily due to declines in fee income from mortgage loan originations and mortgage servicing rights, partially offset by increases in investor rate locks and mortgage loans held for sale; (ii) a $2.5 million decrease in other miscellaneous income, which was primarily due to decreases in the net gain on the sale of other assets and in other fee income; (iii) a $2.4 million change in (loss) gain on equity securities, net, from a $2.3 million gain for the six months ended June 30, 2022 to a $118,000 loss for the six months ended June 30, 2023; and (iv) a $2.2 million decrease in other components of net periodic benefit income. These decreases were partially offset by a $430,000 increase in debit card fee income.

A summary of mortgage loan originations for the first and second quarters of 2023 and 2022 and the years ended December 31, 2022 and 2021 follows.

(In thousands)	Q2 2023	Q1 2023	Q2 2022	Q1 2022	2022	2021
Mortgage Loan Origination Volume
Sold	$15,805	$13,756	$50,013	$69,053	$159,142	$555,278
Portfolio	65,252	32,743	63,104	53,498	263,287	284,686
Construction	20,659	13,124	34,044	32,928	120,794	119,555
Service released	1,583	1,576	4,580	4,660	14,738	13,802
Total mortgage loan originations	$103,299	$61,199	$151,741	$160,139	$557,961	$973,321

Refinances as a % of Total Mortgage Loan Originations	19.1%	24.7%	25.9%	41.7%	29.4%	54.2%

Total mortgage loan originations decreased $147.4 million, or 47.3%, to $164.5 million for the six months ended June 30, 2023 compared to $311.9 million for the six months ended June 30, 2022.

The table below reflects PNB's total other expense for the six months ended June 30, 2023 and 2022.

(Dollars in thousands)	2023	2022	$ change	% change
Other expense:
Salaries	$66,604	$59,459	$7,145	12.0%
Employee benefits	21,234	20,467	767	3.7%
Occupancy expense	6,549	6,255	294	4.7%
Furniture and equipment expense	6,348	5,870	478	8.1%
Data processing fees	18,163	15,757	2,406	15.3%
Professional fees and services	12,153	9,553	2,600	27.2%
Marketing	2,512	2,335	177	7.6%
Insurance	3,766	2,642	1,124	42.5%
Communication	2,021	1,800	221	12.3%
State tax expense	2,145	2,216	(71)	(3.2)%
Amortization of intangible assets	655	805	(150)	(18.6)%
Miscellaneous	3,968	3,271	697	21.3%
Total other expense	$146,118	$130,430	$15,688	12.0%

Total other expense of $146.1 million for the six months ended June 30, 2023 represented an increase of $15.7 million, or 12.0%, compared to $130.4 million for the six months ended June 30, 2022. The increase in salaries expense was primarily related to increases in base salary expense and share-based compensation expense, partially offset by a decrease in additional compensation expense. The increase in employee benefits expense was primarily related to increases in group insurance expense and payroll tax expense, partially offset by a decrease in retirement benefit expense. The increase in furniture and equipment expense was primarily related to increases in depreciation expense and maintenance and repairs on equipment expense. The increase in data processing fees was primarily related to increases in software data processing expense and debit card processing expense. The increase in professional fees and services expense was primarily due to increases in consulting, other fees, temporary wages, legal expense, IntraFi insured deposit fees and directors fees. The increase in insurance expense was due to an increase in FDIC insurance assessment expense. The increase in miscellaneous expense was due to increased expense for the allowance for unfunded lines of credit, other miscellaneous expense and increased training and travel-related expenses, which were partially offset by a decrease in operating lease depreciation expense.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the six months ended June 30, 2023 and 2022 and as of or for the year ended December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022	% change from 12/31/22	% change from 06/30/22
Loans (1)	7,207,862	7,141,362	6,957,611	0.93%	3.60%
Loans less PPP loans (2)	7,204,784	7,137,156	6,944,183	0.95%	3.75%
Allowance for credit losses	87,204	85,370	81,415	2.15%	7.11%
Net loans	7,120,658	7,055,992	6,876,196	0.92%	3.56%
Investment securities	1,730,814	1,796,613	1,904,387	(3.66)%	(9.11)%
Total assets	9,857,452	9,815,951	9,794,711	0.42%	0.64%
Total deposits	8,656,161	8,534,320	8,575,310	1.43%	0.94%
Average assets (3)	9,950,119	10,011,932	9,723,664	(0.62)%	2.33%
Efficiency ratio (4)	61.31%	60.43%	57.98%	1.46%	5.74%
Return on average assets (5)	1.45%	1.43%	1.58%	1.40%	(8.23)%
(1) Excluded from total loans at June 30, 2022 were $6.3 million in commercial loans held for sale. There were no similar exclusions at June 30, 2023 or December 31, 2022.
(2) Excludes $3.1 million, $4.2 million and $13.4 million of PPP loans at June 30, 2023, December 31, 2022 and June 30, 2022.
(3) Average assets for the six months ended June 30, 2023 and 2022 and for the year ended December 31, 2022.
(4) Efficiency ratio is calculated by dividing total other expense by the sum of FTE net interest income and other income. FTE net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.8 million for the six months ended June 30, 2023, $3.5 million for the year ended December 31 2022 and $1.7 million for the six months ended June 30 2022.
(5) Annualized for the six months ended June 30, 2023 and 2022.

Loans outstanding at June 30, 2023 were $7.21 billion, compared to (i) $7.14 billion at December 31, 2022, an increase of $66.5 million, and (ii) $6.96 billion at June 30, 2022, an increase of $250.3 million. Excluding $3.0 million, $4.2 million and $13.4 million of PPP loans at June 30, 2023, December 31, 2022 and June 30, 2022, respectively, loans outstanding were $7.20 billion at June 30, 2023, compared to (i) $7.14 billion at December 31, 2022, an increase of $67.6 million, and (ii) $6.94 billion at June 30, 2022, an increase of $260.6 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022	$ change from 12/31/22	% change from 12/31/22	$ change from 6/30/22	% change from 6/30/22
Home equity	$168,256	$167,232	$162,616	$1,024	0.6%	$5,640	3.5%
Installment	1,945,125	1,921,059	1,820,500	24,066	1.3%	124,625	6.8%
Real estate	1,252,243	1,195,037	1,134,763	57,206	4.8%	117,480	10.4%
Commercial (excluding PPP loans) (1)(2)	3,835,058	3,850,477	3,821,686	(15,419)	(0.4)%	13,372	0.3%
PPP loans	3,078	4,206	13,428	(1,128)	(26.8)%	(10,350)	(77.1)%
Other	4,102	3,351	4,618	751	22.4%	(516)	(11.2)%
Total loans (2)	$7,207,862	$7,141,362	$6,957,611	$66,500	0.9%	$250,251	3.6%
Total loans (excluding PPP loans) (1)(2)	$7,204,784	$7,137,156	$6,944,183	$67,628	0.9%	$260,601	3.8%
(1) Excludes $3.1 million of PPP loans at June 30, 2023, $4.2 million of PPP loans at December 31, 2022, and $13.4 million of PPP loans at June 30, 2022.
(2) Excluded from commercial (excluding PPP loans), total loans, and total loans (excluding PPP loans) at June 30, 2022 were $6.3 million in commercial loans held for sale.

Loans outstanding at June 30, 2023 were $7.21 billion, compared to $7.09 billion at March 31, 2023, an increase of $114.4 million. The $114.4 million increase represented a 1.6% (6.5% annualized) increase during the three months ended June 30, 2023. Excluding $3.1 million and $3.4 million of PPP loans at June 30, 2023 and March 31, 2023, respectively, loans outstanding were $7.20 billion at June 30, 2023, compared to $7.09 billion at March 31, 2023, an increase of $114.7 million.

The $114.7 million increase represented a 1.6% (6.5% annualized) increase during the three months ended June 30, 2023.
The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2023	March 31, 2023	$ change from 3/31/23	% change from 3/31/23
Home equity	$168,256	$164,736	$3,520	2.1%
Installment	1,945,125	1,914,781	30,344	1.6%
Real estate	1,252,243	1,210,045	42,198	3.5%
Commercial (excluding PPP loans) (1)	3,835,058	3,800,284	34,774	0.9%
PPP loans	3,078	3,445	(367)	(10.7)%
Other	4,102	207	3,895	N.M.
Total loans	$7,207,862	$7,093,498	$114,364	1.6%
Total loans (excluding PPP loans) (1)	$7,204,784	$7,090,053	$114,731	1.6%
(1) Excludes $3.1 million of PPP loans at June 30, 2023 and $3.4 million of PPP loans at March 31, 2023.

PNB's allowance for credit losses was $87.2 million at June 30, 2023, compared to (i) $85.4 million at December 31, 2022, an increase of $1.8 million, or 2.1%, and (ii) $81.4 million at June 30, 2022, an increase of $5.8 million, or 7.1%. Net charge-offs were $2.0 million, or 0.06% of total average loans, for the six months ended June 30, 2023 and were $3.6 million, or 0.05% of total average loans, for the year ended December 31, 2022. Net charge-offs were $506,000, or 0.01% of total average loans, for the six months ended June 30, 2022. Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) credit losses recognized in each period presented.

Total deposits at June 30, 2023 were $8.66 billion, compared to (i) $8.53 billion at December 31, 2022, an increase of $121.8 million, or 1.4%, and (ii) $8.58 billion at June 30, 2022, an increase of $80.9 million, or 0.9%. During the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, Park made the decision to continue participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At June 30, 2023, December 31, 2022 and June 30, 2022, Park had $767,000, $195.9 million, and $809.8 million, respectively, in deposits which were off-balance sheet. Total deposits would have decreased $73.3 million, or 0.8%, compared to December 31, 2022 had the $767,000 and $195.9 million in deposits remained on the balance sheet at the respective dates. Total deposits would have decreased $728.2 million, or 7.8%, compared to June 30, 2022 had the $767,000 and $809.8 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022	$ change from 12/31/22	% change from 12/31/22	$ change from 6/30/22	% change from 6/30/22
Non-interest bearing deposits	$3,093,460	$3,374,269	$3,336,212	$(280,809)	(8.3)%	$(242,752)	(7.3)%
Transaction accounts	2,238,131	1,988,106	1,845,379	250,025	12.6%	392,752	21.3%
Savings	2,755,961	2,617,500	2,719,526	138,461	5.3%	36,435	1.3%
Certificates of deposit	568,609	554,445	674,193	14,164	2.6%	(105,584)	(15.7)%
Total deposits	$8,656,161	$8,534,320	$8,575,310	$121,841	1.4%	$80,851	0.9%
Off balance sheet deposits	767	195,937	809,792	(195,170)	N.M.	(809,025)	N.M.
Total deposits including off balance sheet deposits	$8,656,928	$8,730,257	$9,385,102	$(73,329)	(0.8)%	$(728,174)	(7.8)%

Total deposits at June 30, 2023 were $8.66 billion, compared to $8.58 billion at March 31, 2023, an increase of $73.0 million, or 0.8%. During the six months ended June 30, 2023, Park made the decision to continue participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At June 30, 2023 and March 31, 2023, Park had $767,000 and $164.6 million, respectively, in deposits which were off-balance sheet. Total deposits would have decreased $90.9 million, or 1.0%, compared to March 31, 2023 had the $767,000 and $164.6 million in deposits remained on the balance sheet at the respective dates. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	June 30, 2023	March 31, 2023	$ change from 3/31/23	% change from 3/31/23
Non-interest bearing deposits	$3,093,460	$3,211,327	$(117,867)	(3.7)%
Transaction accounts	2,238,131	2,170,814	67,317	3.1%
Savings	2,755,961	2,669,212	86,749	3.2%
Certificates of deposit	568,609	531,851	36,758	6.9%
Total deposits	$8,656,161	$8,583,204	$72,957	0.8%
Off balance sheet deposits	767	164,600	(163,833)	N.M.
Total deposits including off balance sheet deposits	$8,656,928	$8,747,804	$(90,876)	(1.0)%

All Other

The table below reflects All Other net (loss) income for the first and second quarters of 2023, for the first half of each of 2023 and 2022 (the six months ended June 30) and for the years ended December 31, 2022, and 2021.

(In thousands)	Q2 2023	Q1 2023	Six months YTD 2023	Six months YTD 2022	2022	2021
Net interest (expense) income	$(1,977)	$(1,391)	$(3,368)	$(1,158)	$(3,587)	$1,495
Recovery of credit losses	(32)	(732)	(764)	(424)	(1,277)	(3,362)
Other income	(76)	125	49	2,347	20,724	3,142
Other expense	2,764	3,506	6,270	6,991	14,308	16,840
Net (loss) income before income tax benefit	$(4,785)	$(4,040)	$(8,825)	$(5,378)	$4,106	$(8,841)
Income tax benefit	(884)	(1,504)	(2,388)	(2,169)	(1,002)	(3,325)
Net (loss) income	$(3,901)	$(2,536)	$(6,437)	$(3,209)	$5,108	$(5,516)

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

Net interest (expense) income reflected net interest expense of $3.4 million for the six months ended June 30, 2023, compared to net interest expense of $1.2 million for the six months ended June 30, 2022. The change was largely the result of a decrease of $1.7 million in loan interest income related to payment collections at SEPH, a decrease of $157,000 in net interest income from GFSC and an increase in interest expense on borrowings of $338,000 as the result of an increase in average rate.

Refer to the “Credit Metrics and Provision for (Recovery of) Credit Losses” section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other income of $49,000 for the six months ended June 30, 2023, compared to $2.3 million for the six months ended June 30, 2022. The decrease was due to a $1.2 million decrease in bank owned life insurance income as the result of death benefits received in 2022 which did not reoccur in 2023, as well as a $1.1 million decrease in gain (loss) on equity securities, net.

All Other had other expense of $6.3 million for the six months ended June 30, 2023, compared to $7.0 million for the six months ended June 30, 2022. The decrease was largely due to a $648,000 decrease in professional fees and services expense and a $198,000 decrease in salaries expense.

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2023, for the first half of each of 2023 and 2022 (the six months ended June 30) and for the years ended December 31, 2022, and 2021.

(In thousands)	Q2 2023	Q1 2023	Six months YTD 2023	Six months YTD 2022	2022	2021
Net interest income	$91,572	$92,198	$183,770	$161,625	$347,059	$329,893
Provision for (recovery of) credit losses	2,492	183	2,675	(1,614)	4,557	(11,916)
Other income	25,015	24,387	49,402	62,849	135,935	129,944
Other expense	75,885	76,503	152,388	137,421	297,978	283,518
Income before income taxes	$38,210	$39,899	$78,109	$88,667	$180,459	$188,235
Income tax expense	6,626	6,166	12,792	15,468	32,108	34,290
Net income	$31,584	$33,733	$65,317	$73,199	$148,351	$153,945

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2023 and 2022

Net interest income increased by $7.6 million, or 9.1%, to $91.6 million for the second quarter of 2023, compared to $83.9 million for the second quarter of 2022. See the discussion under the table below.

	Three months ended June 30, 2023			Three months ended June 30, 2022
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,132,025	$96,575	5.43%	$6,841,376	$77,948	4.57%
Taxable investments	1,418,617	13,431	3.80%	1,481,186	7,624	2.06%
Tax-exempt investments (2)	421,936	3,679	3.50%	398,295	3,387	3.41%
Money market instruments	149,745	1,909	5.11%	136,232	260	0.77%
Interest earning assets	$9,122,323	$115,594	5.08%	$8,857,089	$89,219	4.04%

Interest bearing deposits	$5,509,022	20,034	1.46%	$5,020,698	2,041	0.16%
Short-term borrowings	158,345	728	1.84%	191,981	190	0.40%
Long-term debt	188,846	2,340	4.97%	188,380	2,177	4.63%
Interest bearing liabilities	$5,856,213	$23,102	1.58%	$5,401,059	$4,408	0.33%
Excess interest earning assets	$3,266,110			$3,456,030
Tax equivalent net interest income		$92,492			$84,811
Net interest spread			3.50%			3.71%
Net interest margin			4.07%			3.84%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $147,000 for the three months ended June 30, 2023 and $161,000 for the same period of 2022.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $773,000 for the three months ended June 30, 2023 and $711,000 for the same period of 2022.

Average interest earning assets for the second quarter of 2023 increased by $265.2 million, or 3.0%, to $9,122 million for the second quarter of 2023, compared to $8,857 million for the second quarter of 2022. The average yield on interest earning assets increased by 104 basis points to 5.08% for the second quarter of 2023, compared to 4.04% for the second quarter of 2022.

Interest income for the three months ended June 30, 2023 and 2022 included purchase accounting accretion of $164,000 and $545,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $13,000 and $2.3 million, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the three months ended June 30, 2023 and 2022 also included $15,000 and $1.0 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, the yield on loans was 5.42% and 4.36% for the three months ended June 30, 2023 and 2022, respectively, and the yield on earning assets was 5.08% and 3.88% for the three months ended June 30, 2023 and 2022, respectively.

Average interest bearing liabilities for the second quarter of 2023 increased by $455.2 million, or 8.4%, to $5,856 million, compared to $5,401 million for the second quarter of 2022. The average cost of interest bearing liabilities increased by 125 basis points to 1.58% for the second quarter of 2023, compared to 0.33% for the second quarter of 2022. During the three months ended June 30, 2023 and 2022, Park continued to participate in a OWS program in order to manage growth of the balance sheet. At June 30, 2023 and 2022, Park had $767,000 and $809.8 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Management from time to time has elected to move these funds both on and off the balance sheet throughout the quarter due to favorable interest rate conditions and other factors. When on the balance sheet, these deposits are included in the average interest bearing liabilities and related interest expense.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 4.06% and 3.68% for the three months ended June 30, 2023 and 2022, respectively.

Yield on Loans: Average loan balances increased $290.6 million, or 4.2%, to $7,132 million for the second quarter of 2023, compared to $6,841 million for the second quarter of 2022. The average yield on the loan portfolio increased by 86 basis points to 5.43% for the second quarter of 2023, compared to 4.57% for the second quarter of 2022. Average loans for the second quarters of 2023 and 2022 included $3.3 million and $27.8 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2023 and 2022.

	Three months ended June 30, 2023		Three months ended June 30, 2022
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$166,806	8.20%	$160,486	4.10%
Installment loans	1,926,504	5.26%	1,738,493	4.64%
Real estate loans	1,228,725	4.27%	1,121,377	3.73%
Commercial loans (1)	3,806,110	5.77%	3,816,374	4.80%
Other	3,880	9.17%	4,646	7.05%
Total loans before allowance	$7,132,025	5.43%	$6,841,376	4.57%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $147,000 for the three months ended June 30, 2023 and $161,000 for the same period of 2022.

Loan interest income for the three months ended June 30, 2023 and 2022 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, (a) the yield on home equity loans was 8.16%, the yield on installment loans was unchanged at 5.26%, the yield on real estate loans was unchanged at 4.27%, the yield on commercial loans was 5.75% and the yield on total loans before allowance was 5.42% for the three months ended June 30, 2023; and (b) the yield on home equity loans was 3.96%, the yield on installment loans was unchanged at 4.64%, the yield on real estate loans was 3.72%, the yield on commercial loans was 4.44% and the yield on total loans before allowance was 4.36% for the three months ended June 30, 2022.

Cost of Deposits: Average interest bearing deposit balances increased $488.3 million, or 9.7%, to $5,509 million for the second quarter of 2023, compared to $5,021 million for the second quarter of 2022. The average cost of funds on deposit balances increased by 130 basis points to 1.46% for the second quarter of 2023, compared to 0.16% for the second quarter of 2022. The table below shows for the three months ended June 30, 2023 and 2022, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2023		Three months ended June 30, 2022
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,212,568	1.47%	$1,703,192	0.09%
Savings deposits and clubs	2,754,020	1.45%	2,633,478	0.14%
Time deposits	542,434	1.45%	684,028	0.42%
Total interest bearing deposits	$5,509,022	1.46%	$5,020,698	0.16%

Comparison for the First Half of 2023 and 2022

Net interest income increased by $22.1 million, or 13.7%, to $183.8 million for the first half of 2023, compared to $161.6 million for the first half of 2022. See the discussion under the table below.

	Six months ended June 30, 2023			Six months ended June 30, 2022
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,115,723	$188,342	5.34%	$6,835,389	$150,532	4.44%
Taxable investments	1,435,414	26,410	3.71%	1,439,811	13,754	1.93%
Tax-exempt investments (2)	422,381	7,364	3.52%	385,068	6,485	3.40%
Money market instruments	220,951	5,305	4.84%	247,549	413	0.34%
Interest earning assets	$9,194,469	$227,421	4.99%	$8,907,817	$171,184	3.88%

Interest bearing deposits	$5,492,931	35,593	1.31%	$5,095,085	3,112	0.12%
Short-term borrowings	181,280	1,552	1.73%	207,482	434	0.42%
Long-term debt	188,787	4,660	4.98%	188,324	4,322	4.63%
Interest bearing liabilities	$5,862,998	$41,805	1.44%	$5,490,891	$7,868	0.29%
Excess interest earning assets	$3,331,471			$3,416,926
Tax equivalent net interest income		$185,616			$163,316
Net interest spread			3.55%			3.59%
Net interest margin			4.07%			3.70%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $300,000 for the six months ended June 30, 2023 and $329,000 for the same period of 2022.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.5 million for the six months ended June 30, 2023 and $1.4 million for the same period of 2022.

Average interest earning assets for the first half of 2023 increased by $286.7 million, or 3.2%, to $9,194 million for the first half of 2023, compared to $8,908 million for the first half of 2022. The average yield on interest earning assets increased by 111 basis points to 4.99% for the first half of 2023, compared to 3.88% for the first half of 2022.

Interest income for the six months ended June 30, 2023 and 2022 included purchase accounting accretion of $364,000 and $1.0 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $587,000 and $2.3 million, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the six months ended June 30, 2023 and 2022 also included $41,000 and $2.6 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, the yield on loans was 5.31% and 4.29% for the six months ended June 30, 2023 and 2022, respectively, and the yield on earning assets was 4.97% and 3.76% for the six months ended June 30, 2023 and 2022, respectively.

Average interest bearing liabilities for the first half of 2023 increased by $372.1 million, or 6.8%, to $5,863 million, compared to $5,491 million for the first half of 2022. The average cost of interest bearing liabilities increased by 115 basis points to 1.44% for the first half of 2023, compared to 0.29% for the first half of 2022. During the six months ended June 30, 2023 and 2022, Park continued to participate in a OWS program in order to manage growth of the balance sheet. At June 30, 2023 and 2022, Park had $767,000 and $809.8 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Management from time to time has elected to move these funds both on and off the balance sheet throughout the quarter due to favorable interest rate conditions and other factors. When on the balance sheet, these deposits are included in the average interest bearing liabilities and related interest expense.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 4.05% and 3.58% for the six months ended June 30, 2023 and 2022, respectively.

Yield on Loans: Average loan balances increased $280.3 million, or 4.1%, to $7,116 million for the first half of 2023, compared to $6,835 million for the first half of 2022. The average yield on the loan portfolio increased by 90 basis points to 5.34% for the first half of 2023, compared to 4.44% for the first half of 2022. Average loans for the first halves of 2023 and 2022 included $3.6 million and $43.8 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2023 and 2022.

	Six months ended June 30, 2023		Six months ended June 30, 2022
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$166,728	7.97%	$161,153	3.82%
Installment loans	1,919,147	5.15%	1,709,775	4.65%
Real estate loans	1,213,362	4.20%	1,125,980	3.71%
Commercial loans (1)	3,812,390	5.68%	3,834,736	4.58%
Other	4,096	8.75%	3,745	8.81%
Total loans before allowance	$7,115,723	5.34%	$6,835,389	4.44%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $300,000 for the six months ended June 30, 2023 and $329,000 for the same period of 2022.

Loan interest income for the six months ended June 30, 2023 and 2022 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, (a) the yield on home equity loans was 7.91%, the yield on installment loans was unchanged at 5.15%, the yield on real estate loans was unchanged at 4.20%, the yield on commercial loans was 5.63% and the yield on total loans before allowance was 5.31% for the six months ended June 30, 2023; and (b) the yield on home equity loans was 3.68%, the yield on installment loans was unchanged at 4.65%, the yield on real estate loans was 3.69%, the yield on commercial loans was 4.32% and the yield on total loans before allowance was 4.29% for the six months ended June 30, 2022.

Cost of Deposits: Average interest bearing deposit balances increased $397.8 million, or 7.8%, to $5,493 million for the first half of 2023, compared to $5,095 million for the first half of 2022. The average cost of funds on deposit balances increased by

119 basis points to 1.31% for the first half of 2023, compared to 0.12% for the first half of 2022. The table below shows for the six months ended June 30, 2023 and 2022, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2023		Six months ended June 30, 2022
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,184,675	1.31%	$1,671,685	0.06%
Savings deposits and clubs	2,765,704	1.32%	2,730,864	0.09%
Time deposits	542,552	1.23%	692,536	0.42%
Total interest bearing deposits	$5,492,931	1.31%	$5,095,085	0.12%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2023 and for the years ended December 31, 2022, 2021 and 2020.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - first six months	5.34%	3.67%	4.84%	4.99%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $300,000 for the six months ended June 30, 2023, and $627,000, $704,000, and $623,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.5 million for the six months ended June 30, 2023, and $2.9 million, $2.2 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3) Interest income for the six months ended June 30, 2023 and for the years ended December 31, 2022, 2021 and 2020 included $587,000, $3.7 million, $8.0 million, and $453,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $364,000, $1.8 million, $3.3 million, and $4.4 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the six months ended June 30, 2023 and for the years ended December 31, 2022 2021, and 2020 included $41,000, $3.1 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income described in the preceding sentences of this footnote, the yield on loans was 5.31%, 4.55%, 4.27%, and 4.63% for the six months ended June 30, 2023, and for the years ended December 31, 2022, 2021 and 2020, respectively, and the yield on total earning assets was 4.97%, 4.06%, 3.64%, and 4.20% for the six months ended June 30, 2023 and for the years ended December 31, 2022, 2021 and 2020, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2023 and for the years ended December 31, 2022, 2021 and 2020.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - first six months	1.31%	1.73%	4.98%	1.44%
(1) Interest expense for the years ended December 31, 2022, 2021 and 2020 included $7,000, $46,000, and $226,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, for the years ended December 31, 2022, 2021 and 2020, the cost of funds on interest bearing deposits was 0.39%, 0.12%, and 0.41%, respectively, and the cost of total interest bearing liabilities was 0.54%, 0.28%, and 0.53%, respectively. There was no accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance for the six months ended June 30, 2023.

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

The adoption of ASU 2022-02 on January 1, 2023 resulted in a $383,000 increase to the allowance for credit losses. A cumulative effect adjustment resulting in a $303,000 decrease to retained earnings and an $80,000 increase to deferred tax assets was also recorded. Additionally, as a result of the adoption of this ASU and elimination of the concept of TDRs, total nonperforming loans decreased by $20.1 million effective January 1, 2023 and individually evaluated loans decreased by $11.5 million effective January 1, 2023.

The table below provides additional information on the provision for (recovery of) credit losses for the three-month and six-month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$85,946	$78,861	$85,379	$83,197
Cumulative change in accounting principle; adoption of ASU 2022-02	—	—	383	—
Charge-offs	2,685	2,402	4,920	3,749
Recoveries	1,453	1,998	3,689	3,614
Net charge-offs	1,232	404	1,231	135
Provision for (recovery of) credit losses	2,492	2,991	2,675	(1,614)
Ending balance	$87,206	$81,448	$87,206	$81,448

Net charge-offs as a % of average loans (annualized)	0.07%	0.02%	0.03%	—%

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at June 30, 2023, March 31, 2023, December 31, 2022, and June 30, 2022.

(Dollars in thousands)	6/30/2023	3/31/2023	12/31/2022	6/30/2022
Total allowance for credit losses	$87,206	$85,946	$85,379	$81,448
Allowance on PCD loans	—	—	—	—
Specific reserves on individually evaluated loans	4,132	4,318	3,566	1,874
General reserves on collectively evaluated loans	$83,074	$81,628	$81,813	$79,574

Total loans	$7,208,109	$7,093,857	$7,141,891	$6,958,685
PCD loans	4,455	4,555	4,653	5,934
Individually evaluated loans (1)	43,887	59,384	78,341	42,523
Collectively evaluated loans	$7,159,767	$7,029,918	$7,058,897	$6,910,228

Allowance for credit losses as a % of period end loans	1.21%	1.21%	1.20%	1.17%
General reserve as a % of collectively evaluated loans	1.16%	1.16%	1.16%	1.15%
(1) After the adoption of ASU 2022-02 on January 1, 2023, loans individually evaluated for impairment include all internally classified commercial nonaccrual loans. Prior to the adoption of ASU 2022-02, loans individually evaluated for impairment included all internally classified commercial nonaccrual loans and accruing TDRs.

The allowance for credit losses of $87.2 million at June 30, 2023 represented a $1.3 million, or 1.5%, increase compared to

$85.9 million at March 31, 2023. The increase was largely due to a $1.4 million increase in general reserves, offset by a decline of $186,000 in specific reserves.

The allowance for credit losses of $85.9 million at March 31, 2023 represented a $567,000, or 0.7%, increase compared to $85.4 million at December 31, 2022, The increase was largely due to a $752,000 increase in specific reserves, offset by a decline of $185,000 in general reserves.

Generally, valuations for all nonperforming loans are updated at least annually, either through independent valuations by a licensed appraiser or a VOV performed by an internal licensed appraiser, in accordance with Company policy. A VOV can only be used in select circumstances and verifies that the original appraised value has not deteriorated through property inspection, consideration of market conditions, and performance of all valuation methods utilized in a prior valuation. As new valuation information is received, management performs an evaluation and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional write-downs are necessary.

Nonperforming Assets: After the adoption of ASU 2022-02 on January 1, 2023, which eliminated the TDR classification, non-performing assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (3) OREO which results from taking possession of property that served as collateral for a defaulted loan. Prior to the adoption of ASU 2022-02 on January 1, 2023, nonperforming assets included: (1) loans whose interest is accounted for on a nonaccrual basis; (2) TDRs on accrual status; (3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) commercial loans held for sale that were previously nonperforming; and (5) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at June 30, 2023, December 31, 2022 and June 30, 2022.

(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Nonaccrual loans	$57,279	$79,696	$44,374
Accruing TDRs (for years 2022 and prior) (1)	N.A.	20,134	19,746
Loans past due 90 days or more	950	1,281	507
Total nonperforming loans	$58,229	$101,111	$64,627
Commercial loans held for sale, previously nonperforming	—	—	5,619
Total nonperforming loans, including commercial loans held for sale	$58,229	$101,111	$70,246

OREO	2,267	1,354	1,354
Total nonperforming assets	$60,496	$102,465	$71,600

Percentage of nonaccrual loans to total loans	0.79%	1.12%	0.64%
Percentage of nonperforming loans to total loans (1)	0.81%	1.42%	0.93%
Percentage of nonperforming assets to total loans (1)	0.84%	1.43%	1.03%
Percentage of nonperforming assets to total assets (1)	0.61%	1.04%	0.73%
 (1) Effective January 1, 2023, Park adopted ASU 2022-02. Among other things, this ASU eliminated the concept of TDRs.

Included in the OREO totals above were $1.4 million of SEPH OREO at June 30, 2023, December 31, 2022, and June 30, 2022.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at June 30, 2023, December 31, 2022 and June 30, 2022. Loans are classified as current if they are less than 30 days past due.

	June 30, 2023		December 31, 2022			June 30, 2022
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$36,618	0.51%	$58,893	0.83%	1	$28,144	0.41%
Nonaccrual loans - past due	20,661	0.28%	20,803	0.29%		16,230	0.23%
Total nonaccrual loans	$57,279	0.79%	$79,696	1.12%		$44,374	0.64%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Pass-rated	$3,694,097	$3,709,065	$3,737,354
Special mention	101,387	79,855	64,876
Substandard	1,868	1,965	84
Individually evaluated for impairment (1)	43,887	78,341	42,523
Accruing PCD	4,373	4,563	5,449
Total	$3,845,612	$3,873,789	$3,850,286
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

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $103.3 million of collectively evaluated commercial loans included on the watch list at June 30, 2023, compared to $81.8 million at December 31, 2022, and $65.0 million at June 30, 2022. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The increase in watch list credits during the first six months of 2023 was largely due to a $16.9 million hotel loan which was downgraded to special mention and a $8.8 million loan to a non-bank consumer finance company which was downgraded to special mention, partially offset by problem loan resolutions. These two downgraded loans were both current in respect to their contractual terms at June 30, 2023. Delinquent and accruing loans were $18.7 million, or 0.26%, of total loans at June 30, 2023, compared to $18.9 million, or 0.26% of total loans at December 31, 2022, and $14.0 million or 0.20% of total loans at June 30, 2022.

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

Individually evaluated commercial loans were $43.9 million at June 30, 2023, a decrease of $34.4 million, compared to $78.3 million at December 31, 2022 and an increase of $1.4 million, compared to $42.5 million at June 30, 2022. The $78.3 million of individually evaluated commercial loans at December 31, 2022 included $11.5 million of loans modified in a TDR which were on accrual status and performing in accordance with the restructured terms, up from $10.5 million at June 30, 2022.
At June 30, 2023, Park had taken partial charge-offs of $2.1 million related to the $43.9 million of individually evaluated commercial loans, compared to partial charge-offs of $1.8 million related to the $78.3 million of individually evaluated commercial loans at December 31, 2022.

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

Upon Park's adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At June 30, 2023 and at December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2023 and at December 31, 2022 was $4.5 million and $4.7 million, respectively.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of June 30, 2023 are detailed below.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and the residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, the construction real estate, and the consumer portfolio segments. Park updated the LDA in the fourth quarter of 2022 with data through September 30, 2022. After considering the impact of the inclusion of periods impacted by COVID, as well as analysis of the ongoing applicability of the selected peer group, management decided it was appropriate to continue to utilize the LDA analysis from the fourth quarter of 2019 as the correlation of the LDA was higher.
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
◦As of June 30, 2023, the "most likely" scenario forecasted Ohio unemployment between 4.01% and 4.62% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2023, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued elevated levels of inflation, volatile levels of consumer confidence, the likelihood of interest rates increasing, financial system stress and geopolitical conflict continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2023.

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
•Park's lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, charge-offs, and recoveries.
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

As of June 30, 2023 and December 31, 2022, Park had $3.1 million and $4.2 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve at each of June 30, 2023 and December 31, 2022 was calculated for these loans to reflect minimal credit risk.

Additional Considerations
As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges as it adjusts to the new normal of work from home brought on by the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of June 30, 2023, Park had $206.2 million of loans which were fully or partially secured by non-owner-occupied office space. Of the $206.2 million in loans collateralized by non-owner-occupied office space, $202.9 million were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

Other Income

Other income decreased by $6.2 million to $25.0 million for the quarter ended June 30, 2023, compared to $31.2 million for the second quarter of 2022 and decreased $13.4 million to $49.4 million for the first half of 2023, compared to $62.8 million for the first half of 2022.

The decrease for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to decreases in other service income, other components of net periodic pension benefit income, bank owned life insurance income, service charges on deposit accounts, a change in gain (loss) on equity securities, net, and miscellaneous income.

The decrease for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to decreases in other service income, a change in gain (loss) on equity securities net, other components of net periodic pension benefit income, miscellaneous income, bank owned life insurance income, service charges on deposit accounts, and income from fiduciary activities, partially offset by an increase in debit card fee income.

The following table provides a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Income from fiduciary activities	$8,816	$8,859	$(43)	$17,431	$17,656	$(225)
Service charges on deposit accounts	2,041	2,563	(522)	4,282	4,637	(355)
Other service income	2,639	4,940	(2,301)	5,336	9,759	(4,423)
Debit card fee income	6,830	6,731	99	13,287	12,857	430
Bank owned life insurance income	1,332	2,374	(1,042)	2,517	3,549	(1,032)
ATM fees	553	583	(30)	1,086	1,115	(29)
Gain on sale of OREO, net	12	4	8	3	4	(1)
OREO valuation markup	—	—	—	15	30	(15)
Gain (loss) on equity securities, net	25	709	(684)	(380)	3,062	(3,442)
Other components of net periodic pension benefit income	1,893	3,027	(1,134)	3,786	6,054	(2,268)
Miscellaneous	874	1,403	(529)	2,039	4,126	(2,087)
Total other income	$25,015	$31,193	$(6,178)	$49,402	$62,849	$(13,447)

Service charges on deposit accounts decreased by $522,000, or 20.4%, to $2.0 million for the three months ended June 30, 2023, compared to $2.6 million for the same period of 2022 and decreased $355,000, or 7.7%, to $4.3 million for the six months ended June 30, 2023 compared to $4.6 million for the same period of 2022. The decreases for both the three-month and six-month periods ended June 30, 2023 compared to June 30, 2022 were primarily due to a decrease in NSF income, partially offset by an increase in account maintenance fees.

Other service income decreased by $2.3 million, or 46.6%, to $2.7 million for the three months ended June 30, 2023, compared to $4.9 million for the same period of 2022. The primary reasons for the decrease for the three months ended June 30, 2023 compared to the same period of 2022 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $985,000, a decrease in mortgage servicing rights income of $1.0 million, and a decrease in commercial loan fee income of $545,000, partially offset by an increase in investor rate locks and mortgage loans held for sale of $214,000. Mortgage origination volume decreased by $48.4 million, or 31.9%, to $103.3 million for the three months ended June 30, 2023 from $151.7 million for the three months ended June 30, 2022. Other service income decreased by $4.4 million, or 45.3%, to $5.3 million for the six months ended June 30, 2023, compared to $9.8 million for the same period of 2022. The primary reasons for the decrease for the six months ended June 30, 2023 compared to the same period of 2022 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $2.6 million, a decrease in mortgage servicing rights income of $1.8 million, and a decrease in commercial loan fee income of $450,000, partially offset by an increase in investor rate locks and mortgage loans held for sale of $305,000. Mortgage origination volume decreased by $147.4 million, or 47.3%, to $164.5 million for the six months ended June 30, 2023 from $311.9 million for the six months ended June 30, 2022.

Bank owned life insurance income decreased by $1.0 million, or 43.9%, to $1.3 million for the three months ended June 30, 2023, compared to $2.4 million for the same period of 2022 and decreased $1.0 million, or 29.1%, to $2.5 million for the six months ended June 30, 2023, compared to $3.5 million for the same period of 2022. The decreases for both the three-month and six-month periods ended June 30, 2023 compared to June 30, 2022 were due to a decrease in received death benefits.

Gain (loss) on equity securities, net, decreased by $684,000, to a net gain of $25,000 for the three months ended June 30, 2023, compared to a net gain of $709,000 for the same period in 2022. The $684,000 change for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was related to a $731,000 change in the gain (loss) on other equity securities which went from a net gain of $619,000 for the three months ended June 30, 2022 to a net loss of $112,000 for the three months ended June 30, 2023. Gain (loss) on equity securities, net, changed by $3.4 million, to a net loss of $380,000 for the six months ended June 30, 2023, compared to a net gain of $3.1 million for the same period in 2022. The $3.4 million change for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was related to a $666,000 decrease in gain (loss) on other equity securities which went from a $527,000 net gain for the six months ended June 30, 2022 to a $139,000 net loss for the six months ended June 30, 2023, and a $2.8 million decrease in the gain (loss) on equity securities held at NAV, which went from a $2.5 million net gain for the six months ended June 30, 2022 to a $241,000 net loss for the six months ended June 30, 2023.

Other components of net periodic pension benefit income decreased $1.1 million to $1.9 million for the three months ended June 30, 2023 compared to $3.0 million for the same period in 2022 and decreased $2.3 million to $3.8 million for the six months ended June 30, 2023 compared to $6.1 million for the same period in 2022. The decrease was largely due to a decrease in the expected return on plan assets and an increase in interest cost.

Miscellaneous income decreased $529,000, or 37.7%, to $874,000 for the three months ended June 30, 2023 compared to $1.4 million for the same period of 2022 and decreased $2.1 million, or 50.6% to $2.0 million for the six months ended June 30, 2023 compared to $4.1 million for the same period of 2022. The decrease for the three-month period ended June 30, 2023 compared to the same period of 2022 was primarily a result of decreases in brokerage income and operating lease income, as well as decreases in wire transfer and ACH fees as a result of the reclassification of these fees to service charges on deposit accounts, and a decrease in settlement income and fees earned on off-balance sheet deposit accounts, partially offset by a decrease in OREO devaluations. The decrease for the six-month period ended June 30, 2023 compared to the same period of 2022 was primarily a result of decreases in brokerage income and operating lease income, as well as decreases in wire transfer and ACH fees as a result of the reclassification of these fees to service charges on deposit accounts, a decrease in settlement income and fees earned on off-balance sheet deposit accounts, and a decrease in gains on sale of assets, partially offset by a decrease in OREO devaluations.

Other Expense

Other expense increased by $5.8 million to $75.9 million for the three months ended June 30, 2023 compared to $70.0 million for the same period of 2022 and increased by $15.0 million to $152.4 million for the first half of 2023 compared to $137.4 million for the first half of 2022.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Salaries	$33,649	$31,052	$2,597	$68,520	$61,573	$6,947
Employee benefits	10,538	10,199	339	21,354	20,698	656
Occupancy expense	3,214	3,040	174	6,567	6,254	313
Furniture and equipment expense	3,103	2,934	169	6,349	5,871	478
Data processing fees	9,582	8,416	1,166	18,332	15,920	2,412
Professional fees and services	7,365	6,775	590	14,586	12,633	1,953
Marketing	1,239	1,019	220	2,558	2,336	222
Insurance	1,960	1,245	715	3,774	2,650	1,124
Communication	1,045	935	110	2,082	1,825	257
State tax expense	1,096	1,167	(71)	2,374	2,359	15
Amortization of intangible assets	328	403	(75)	655	805	(150)
Miscellaneous	2,766	2,863	(97)	5,237	4,497	740
Total other expense	$75,885	$70,048	$5,837	$152,388	$137,421	$14,967

Salaries increased by $2.6 million, or 8.4%, to $33.7 million for the three months ended June 30, 2023, compared to $31.1 million for the same period in 2022. The increase for the three months ended June 30, 2023 compared to the same period of 2022 was due to an increase of $3.1 million in base salary expense as full-time equivalent employees increased from 1,681 as of June 30, 2022 to 1,786 as of June 30, 2023. Also contributing to the increase in the second quarter of 2023 compared to the same period in 2022 was an increase in long-term incentive expense of $374,000. These increases were partially offset by decreases in officer incentive compensation of $680,000 and additional compensation expense of $251,000.

Salaries increased by $6.9 million, or 11.3%, to $68.5 million for the six months ended June 30, 2023, compared to $61.6 million for the same period in 2022. The increase for the six months ended June 30, 2023 compared to the same period of 2022 was due to an increase of $6.6 million in base salary expense, an increase in long-term incentive expense of $730,000 and an increase in officer incentive compensation of $195,000. These increases were partially offset by a decrease in additional compensation expense of $701,000.

Employee benefits increased $339,000, or 3.3%, to $10.5 million for the three months ended June 30, 2023, compared to $10.2 million for the same period in 2022 and increased $656,000, or 3.2%, to $21.4 million for the six months ended June 30, 2023 compared to $20.7 million for the same period. The $339,000 increase for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in group insurance costs of $1.2 million, partially offset by decreased pension plan expense of $878,000. The $656,000 increase for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in group insurance costs of $1.6 million, and an increase in payroll tax expense of $552,000, partially offset by a decrease in pension plan expense of $1.8 million.

Data processing expense increased $1.2 million, or 13.9%, to $9.6 million for the three months ended June 30, 2023 compared to $8.4 million for the same period in 2022, and increased $2.4 million, or 15.2%, to $18.3 million for the six months ended June 30, 2023 from $15.9 million for the same period in 2022 The increase for both the three-month and the six-month periods ended June 30, 2023 compared to the same periods in 2022 related to an increase in software expenses and debit card processing costs.

Professional fees and services expense increased $590,000, or 8.7%, to $7.4 million for the three months ended June 30, 2023 compared to $6.8 million for the same period in 2022 and increased $2.0 million, or 15.5%, to $14.6 million for the six months ended June 30, 2023 compared to $12.6 million for the same period in 2022. The increase for the three-month period ended June 30, 2023 compared to the same period in 2022 related to a $267,000 increase in insured cash sweep ("ICS") fees, a $125,000 increase in legal expenses, and a $101,000 increase in temporary wages. The increase for the six-month period ended June 30, 2023 compared to the same period in 2022 related to a $296,000 increase in directors fees, a $388,000 increase in ICS fees, a $323,000 increase in legal expenses, a $306,000 increase in management consulting fees, and a $344,000 increase in temporary wages.

Insurance expense increased $715,000, or 57.4%, to $2.0 million for the three months ended June 30, 2023 compared to $1.2 million for the same period in 2022 and increased $1.1 million, or 42.4%, to $3.8 million for the six months ended June 30, 2023 compared to $2.7 million for the same period in 2022. The increase for both the three-month and the six-month periods ended June 30, 2023 compared to the periods ended June 30, 2022 related to an increase in FDIC insurance assessment expense.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense decreased $97,000, or 3.4%, to $2.8 million for the three-month period ended June 30, 2023, compared to the same period in 2022 and increased $740,000, or 16.5%, to $5.2 million for the six-month period ended June 30, 2023 compared to the same period in 2022. The $97,000 decrease in expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily related to a decrease of $236,000 in the provision for unfunded credit losses, and a $172,000 decrease in operating lease depreciation, partially offset by an increase in travel expense of $210,000 and an increase in training expense of $129,000. The $740,000 increase in expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily related to an increase in travel expense of $442,000, an increase in training expense of $214,000 and an increase of $390,000 in the provision for the allowance for unfunded credit losses, partially offset by a $358,000 decrease in operating lease depreciation and a $149,000 decline in non-loan related losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2022	June 30, 2022	Affected Line Item
Net interest income	$91,572	$83,939	$183,770	$161,625
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	164	545	364	1,022	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	—	2	—	5	Interest on deposits
less interest income on former Vision Bank relationships	13	2,305	587	2,347	Interest and fees on loans
Net interest income - adjusted	$91,395	$81,087	$182,819	$158,251

Provision for (recovery of) credit losses	$2,492	$2,991	$2,675	$(1,614)
less recoveries on former Vision Bank relationships	(25)	(506)	(748)	(507)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$2,517	$3,497	$3,423	$(1,107)

Total other income	$25,015	$31,193	$49,402	$62,849
less other service income related to former Vision Bank relationships	—	500	135	500	Other service income
Total other income - adjusted	$25,015	$30,693	$49,267	$62,349

Total other expense	$75,885	$70,048	$152,388	$137,421
less direct expenses related to collection of payments on former Vision Bank loan relationships	—	366	100	366	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	328	403	655	805	Amortization of intangible assets
Total other expense - adjusted	$75,557	$69,279	$151,633	$136,250

Tax effect of adjustments to net income identified above (7)	$26	$(649)	$(227)	$(674)

Net income - reported	$31,584	$34,324	$65,317	$73,199
Net income - adjusted (6)	$31,684	$31,884	$64,465	$70,663

Diluted EPS	$1.94	$2.10	$4.01	$4.48
Diluted EPS, adjusted (6)	$1.95	$1.95	$3.96	$4.32

Annualized return on average assets (1)(2)	1.28%	1.42%	1.32%	1.51%
Annualized return on average assets, adjusted (1)(2)(6)	1.28%	1.32%	1.30%	1.46%

Annualized return on average tangible assets (1)(2)(4)	1.30%	1.45%	1.34%	1.54%
Annualized return on average tangible assets, adjusted (1)(2)(4)(6)	1.30%	1.34%	1.32%	1.49%

Annualized return on average shareholders' equity (1)(2)	11.61%	12.86%	12.07%	13.57%
Annualized return on average shareholders' equity, adjusted (1)(2)(6)	11.65%	11.95%	11.92%	13.10%

Annualized return on average tangible equity (1)(2)(3)	13.68%	15.23%	14.23%	16.02%
Annualized return on average tangible equity, adjusted (1)(2)(3)(6)	13.73%	14.15%	14.04%	15.47%

Efficiency ratio (5)	64.58%	60.38%	64.84%	60.76%
Efficiency ratio, adjusted (5)(6)	64.40%	61.50%	64.82%	61.29%

Annualized net interest margin (5)	4.07%	3.84%	4.07%	3.70%
Annualized net interest margin, adjusted (5)(6)	4.06%	3.71%	4.05%	3.62%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months and the six months ended June 30, 2023 and June 30, 2022, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
AVERAGE SHAREHOLDERS' EQUITY	$1,091,016	$1,070,493	$1,090,985	$1,087,919
Less: Average goodwill and other intangible assets	165,129	166,516	165,292	166,716
AVERAGE TANGIBLE EQUITY	$925,887	$903,977	$925,693	$921,203

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
AVERAGE ASSETS	$9,917,805	$9,679,020	$9,987,953	$9,751,796
Less: Average goodwill and other intangible assets	165,129	166,516	165,292	166,716
AVERAGE TANGIBLE ASSETS	$9,752,676	$9,512,504	$9,822,661	$9,585,080

(5) Efficiency ratio is calculated by dividing total other expense by the sum of FTE net interest income and other income. The reconciliation of FTE net interest income to net interest income is shown below assuming a 21% federal corporate income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing FTE net interest income by average interest earning assets, in each case during the applicable period.

RECONCILIATION OF FTE NET INTEREST INCOME TO NET INTEREST INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income	$114,674	$88,347	$225,575	$169,493
FTE adjustment	920	872	1,846	1,691
FTE interest income	$115,594	$89,219	$227,421	$171,184
Interest expense	23,102	4,408	41,805	7,868
FTE net interest income	$92,492	$84,811	$185,616	$163,316

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

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$31,584	$34,324	$65,317	$73,199
Plus: Income taxes	6,626	7,769	12,792	15,468
Plus: Provision for (recovery of) credit losses	2,492	2,991	2,675	(1,614)
Pre-tax, pre-provision net income	$40,702	$45,084	$80,784	$87,053

Income Tax

Income tax expense was $6.6 million for the second quarter of 2023 and consisted of federal income tax expense of $6.3 million and state income tax expense of $345,000. This compares to income tax expense of $7.8 million for the second quarter of 2022, which consisted of federal income tax expense of $7.4 million and state income tax expense of $341,000. The effective income tax rate for the second quarter of 2023 was 17.3%, compared to 18.5% for the same period in 2022. Income tax expense was $12.8 million for the first half of 2023 and consisted of federal income tax expense of $12.7 million and state income tax expense of $111,000. This compares to income tax expense of $15.5 million for the first half of 2022, which consisted of federal income tax expense of $14.8 million and state income tax expense of $646,000. The effective income tax rate for the first half of 2023 was 16.4%, compared to 17.4% for the same period in 2022.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2023 year will be approximately $6.8 million.

Comparison of Financial Condition
At June 30, 2023 and December 31, 2022

Changes in Financial Condition

Total assets increased by $44.6 million during the first six months of 2023 to $9,900 million at June 30, 2023, compared to $9,855 million at December 31, 2022. This increase was primarily due to the following:

•Cash and cash equivalents increased by $40.7 million, or 21.4%, to $230.4 million at June 30, 2023, compared to $189.7 million at December 31, 2022. Money market instruments increased by $37.9 million and cash and due from banks increased by $2.8 million.
•Loans increased by $66.2 million, or 0.9%, to $7,208 million at June 30, 2023, compared to $7,142 million at December 31, 2022.
•Total investment securities decreased by $63.8 million, or 3.5%, to $1,757 million at June 30, 2023, compared to $1,821 million at December 31, 2022.

Total liabilities increased by $25.0 million, or 0.3%, during the first six months of 2023 to $8,811 million at June 30, 2023, compared to $8,786 million at December 31, 2022. This increase was primarily due to the following:

•Total deposits increased by $124.3 million, or 1.5%, to $8,359 million at June 30, 2023, compared to $8,235 million at December 31, 2022. During 2020, Park made the decision to participate in an OWS program in order to manage the balance sheet. At June 30, 2023 and at December 31, 2022, Park had $767,000 and $195.9 million, respectively, in off-balance sheet deposits.
•Short-term borrowings decreased by $83.4 million, or 36.7%, to $143.9 million at June 30, 2023, compared to $227.3 million at December 31, 2022 due to a decrease in securities sold under agreements to repurchase.
•Other liabilities decreased by $9.9 million, or 12.5%, to $69.0 million at June 30, 2023, compared to $78.9 million at December 31, 2022. This was primarily related to a decrease in accrued expenses payable.

Total shareholders’ equity increased by $19.5 million, or 1.8%, to $1,089 million at June 30, 2023, from $1,069 million at December 31, 2022. This increase was primarily due to the following:

•Accumulated other comprehensive loss, net of taxes changed by $5.6 million, from a negative $102.4 million at December 31, 2022, to a negative $96.8 million at June 30, 2023, and was largely comprised of unrealized net holding losses on debt securities AFS, net of taxes, of $90.1 million at June 30, 2023 compared to unrealized net holding losses on debt securities AFS, net of of taxes of $95.7 million at December 31, 2022.
•Retained earnings increased by $29.6 million during the period primarily as a result of net income of $65.3 million, partially offset by cash dividends on common shares of $34.5 million.
•Treasury shares increased by $13.8 million during the period as a result of the repurchase of an aggregate of 149,000 treasury shares, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash provided by operating activities was $57.7 million and $56.5 million for the six months ended June 30, 2023 and 2022, respectively. Net income was the primary source of cash from operating activities for each of the six-month periods ended June 30, 2023 and 2022.

Cash used in investing activities was $2.0 million and $318.4 million for the six months ended June 30, 2023 and 2022, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $71.3 million for the six months ended June 30, 2023 and used cash of $216.5 million for the six months ended June 30, 2022. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $62.4 million and $91.0 million for the six months ended June 30, 2023 and 2022, respectively.

Cash used in financing activities was $15.0 million and cash provided by financing activities was $289.2 million for the six months ended June 30, 2023 and 2022, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $124.3 million and $393.1 million of cash for the six months ended June 30, 2023 and 2022, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the six months ended June 30, 2023, net short-term borrowings decreased and used $83.4 million in cash. For the six months ended June 30, 2022, net short-term borrowings decreased and used $67.0 million in cash. For the six months ended June 30, 2023, cash declined by $17.9 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the six months ended June 30, 2022. Finally, cash declined by $35.1 million and $34.5 million for the six months ended June 30, 2023 and 2022, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, off-balance sheet deposits, unpledged investment securities and available FHLB borrowing capacity, totaled $2.53 billion at June 30, 2023. The Corporation’s loan to asset ratio was 72.81% at June 30, 2023, compared to 72.47% at December 31, 2022 and 70.81% at June 30, 2022. Cash and cash equivalents were $230.4 million at June 30, 2023, compared to $189.7 million at December 31, 2022 and $246.4 million at June 30, 2022. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at June 30, 2023 was $1,088.8 million, or 11.0% of total assets, compared to $1,069.2 million, or 10.9% of total assets, at December 31, 2022 and $1,050.0 million, or 10.7% of total assets, at June 30, 2022.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2023. The following table indicates the capital ratios for PNB and Park at June 30, 2023 and December 31, 2022.

	At June 30, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.80%	10.78%	10.78%	12.19%
Park National Corporation	10.46%	12.86%	12.68%	16.18%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.34%	10.69%	10.69%	12.15%
Park National Corporation	9.90%	12.76%	12.57%	16.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 79 of Park’s 2022 Form 10-K (Table 39) for disclosure concerning contractual obligations and commitments at December 31, 2022. There were no significant changes in contractual obligations and commitments during the first six months of 2023.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Loan commitments	$1,602,635	$1,416,699
Standby letters of credit	$31,889	$30,468

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

On page 78 (Table 38) of Park’s 2022 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,087 million or 11.9% of total interest earning assets at December 31, 2022. At June 30, 2023, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $529.6 million or 5.79% of total interest earning assets.

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

On page 79 of Park’s 2022 Form 10-K, management reported that at December 31, 2022, the earnings simulation model projected that net income would increase by 3.7% using a rising interest rate scenario and decrease by 5.4% using a declining interest rate scenario over the next year. At June 30, 2023, the earnings simulation model projected that net income would increase by 0.3% using a rising interest rate scenario and would decrease by 0.8% in a declining interest rate scenario. At June 30, 2023, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of June 30, 2023 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2022 Form 10-K, we included a detailed discussion of our risk factors. In the first quarter of 2023, we identified one additional risk factor and updated an existing risk factor, which continue to apply to the second quarter of 2023. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2022 Form 10-K or in this Quarterly Report on Form 10-Q could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2023, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2023	—	$—	—	1,071,088
May 1 through May 31, 2023	25,000	102.05	25,000	1,046,088
June 1 through June 30, 2023	—	—	—	1,046,088
Total	25,000	$123.44	25,000	1,046,088

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)Not applicable
(b)Not applicable
(c)During the three months (the quarterly period) ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including the amendment adopted by the shareholders of Park National Corporation on April 24, 2023] (Incorporated herein by reference to Exhibit 3.2(g) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-13006))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Furnished herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the six months ended June 30, 2023 and 2022 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months and the six months ended June 30, 2023 and 2022 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the six months ended June 30, 2023 and 2022 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
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

PARK NATIONAL CORPORATION

August 1, 2023	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

August 1, 2023	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)