Form 10-Q
period 2023-09-30
PARK NATIONAL CORP /OH/
filed 2023-11-01
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,116,479 Common Shares, no par value per share, outstanding at October 31, 2023.

PARK NATIONAL CORPORATION

CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at September 30, 2023 and December 31, 2022 (unaudited)	5

Consolidated Condensed Statements of Income for the three months and the nine months ended September 30, 2023 and 2022 (unaudited)	7

Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months and the nine months ended September 30, 2023 and 2022 (unaudited)	9

Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three and the nine months ended September 30, 2023 and 2022 (unaudited)	10

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	12

Notes to Unaudited Consolidated Condensed Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	70

Item 3. Quantitative and Qualitative Disclosures About Market Risk	105

Item 4. Controls and Procedures	105

PART II. OTHER INFORMATION	106

Item 1. Legal Proceedings	106

Item 1A. Risk Factors	106

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	107

Item 3. Defaults Upon Senior Securities	108

Item 4. Mine Safety Disclosures	108

Item 5. Other Information	108

Item 6. Exhibits	109

SIGNATURES	112

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Unaudited Consolidated Condensed Financial Statements, Notes to Unaudited Consolidated Condensed Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACH	Automated clearing house	LDA	Loss driver analysis
ACL	Allowance for credit losses	LGD	Loss given default
AFS	Available-for-sale	LTIP	Long-Term Incentive Plan
Allowance	Allowance for credit losses	MSRs	Mortgage servicing rights
ASC	Accounting Standards Codification	NAV	Net asset value
ASU	Accounting Standards Update	NewDominion	NewDominion Bank
ATM	Automated teller machine	NSF	Non-sufficient funds
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OREO	Other real estate owned
Carolina Alliance	CAB Financial Corporation and its subsidiaries	OWS	One-way sell
CECL	Current expected credit loss	Park	Park National Corporation and its subsidiaries
Company	Park National Corporation and its subsidiaries	Park National Bank	The Park National Bank
Corporation	Park National Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
COVID	Novel coronavirus	PCD	Purchased credit deteriorated
DCF	Discounted cash flow	PD	Probability of default
DDA	Demand deposit account	PNB	The Park National Bank
DOJ	U.S. Department of Justice	PPP	CARES Act Paycheck Protection Program
EPS	Earnings per common share	PTPP	Pre-tax, pre-provision
FASB	Financial Accounting Standards Board	Registrant	Park National Corporation
FDIC	Federal Deposit Insurance Corporation	ROU	Right-of-use
FFIEC	Federal Financial Institutions Examination Council	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SBA	U.S. Small Business Administration
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTE	Fully taxable equivalent	SEPH	SE Property Holdings, LLC
GDP	Gross domestic product	SERP	Supplemental Executive Retirement Plan
GFSC	Guardian Financial Services Company	TBRSUs	Time-based restricted stock units
HELOC	Home equity line of credit	TDRs	Troubled debt restructurings
HPI	Home price index	U.S.	United States of America
ICS	Insured Cash Sweep	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	United States	United States of America
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	VOV	Verification of value

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$140,252	$156,750
Money market instruments	83,366	32,978
Cash and cash equivalents	223,618	189,728

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,747,396 and $1,854,852 at September 30, 2023 and December 31, 2022, respectively, and no allowance for credit losses at September 30, 2023 or at December 31, 2022)	1,609,156	1,733,696
Other investment securities	99,671	87,091
Total investment securities	1,708,827	1,820,787

Loans	7,349,745	7,141,891
Allowance for credit losses	(84,602)	(85,379)
Net loans	7,265,143	7,056,512

Bank owned life insurance	225,142	220,072
Prepaid assets	158,124	153,579
Goodwill	159,595	159,595
Other intangible assets	4,986	5,975
Premises and equipment, net	77,331	82,126
Affordable housing tax credit investments	64,676	60,968
OREO	1,354	1,354
Accrued interest receivable	39,101	34,704
Operating lease ROU asset	16,349	17,600
Mortgage loan servicing rights	14,960	15,792
Other	41,708	36,201
Total assets	$10,000,914	$9,854,993

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	September 30, 2023	December 31, 2022
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,732,504	$3,074,276
Interest bearing	5,512,220	5,160,439
Total deposits	8,244,724	8,234,715

Short-term borrowings	352,786	227,342
Subordinated notes	189,025	188,667
Unfunded commitments in affordable housing tax credit investments	31,553	28,132
Operating lease liability	17,426	19,291
Allowance for credit losses on off-balance sheet commitments	5,201	5,214
Accrued interest payable	3,277	3,486
Other	71,358	78,920
Total liabilities	$8,915,350	$8,785,767

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 common shares issued at September 30, 2023 and at December 31, 2022)	461,849	462,404
Retained earnings	896,627	847,235
Treasury shares (1,519,679 common shares at September 30, 2023 and 1,359,521 common shares at December 31, 2022)	(157,022)	(138,019)
Accumulated other comprehensive loss, net of taxes	(115,890)	(102,394)
Total shareholders' equity	1,085,564	1,069,226
Total liabilities and shareholders’ equity	$10,000,914	$9,854,993

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:

Interest and fees on loans	$103,258	$83,522	$291,300	$233,725

Interest and dividends on:
Debt securities - taxable	13,321	10,319	39,731	24,073
Debt securities - tax-exempt	2,900	2,923	8,718	8,046
Other interest income	1,410	3,180	6,715	3,593
Total interest and dividend income	120,889	99,944	346,464	269,437

Interest expense:

Interest on deposits:
Demand and savings deposits	20,029	5,757	52,309	7,441
Time deposits	3,097	825	6,410	2,253

Interest on borrowings:
Short-term borrowings	1,136	306	2,688	740
Subordinated notes and long-term debt	2,358	2,228	7,018	6,550

Total interest expense	26,620	9,116	68,425	16,984

Net interest income	94,269	90,828	278,039	252,453

(Recovery of) provision for credit losses	(1,580)	3,190	1,095	1,576

Net interest income after (recovery of) provision for credit losses	$95,849	$87,638	$276,944	$250,877

Other income:
Income from fiduciary activities	$9,100	$8,216	$26,531	$25,872
Service charges on deposit accounts	2,109	2,859	6,391	7,496
Other service income	2,615	2,956	7,951	12,715
Debit card fee income	6,652	6,514	19,939	19,371
Bank owned life insurance income	1,448	1,185	3,965	4,734
ATM fees	575	610	1,661	1,725
(Loss) gain on the sale of OREO, net	(6)	5,607	(3)	5,611
OREO valuation markup	—	12,009	15	12,039
Gain on equity securities, net	998	58	618	3,120
Other components of net periodic pension benefit income	1,893	3,027	5,679	9,081
Miscellaneous	2,329	3,653	4,368	7,779
Total other income	$27,713	$46,694	$77,115	$109,543

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other expense:
Salaries	$34,525	$37,889	$103,045	$99,462
Employee benefits	10,822	9,897	32,176	30,595
Occupancy expense	3,203	3,455	9,770	9,709
Furniture and equipment expense	3,060	2,912	9,409	8,783
Data processing fees	9,700	8,170	28,032	24,090
Professional fees and services	7,572	8,359	22,158	20,992
Marketing	1,197	1,595	3,755	3,931
Insurance	2,158	1,237	5,932	3,887
Communication	1,135	1,098	3,217	2,923
State tax expense	1,125	1,186	3,499	3,545
Amortization of intangible assets	334	341	989	1,146
Foundation contribution	—	4,000	—	4,000
Miscellaneous	2,977	2,764	8,214	7,261
Total other expense	$77,808	$82,903	$230,196	$220,324

Income before income taxes	$45,754	$51,429	123,863	140,096

Income taxes	8,837	9,361	21,629	24,829

Net income	$36,917	$42,068	$102,234	$115,267

Earnings per common share:
Basic	$2.29	$2.59	$6.32	$7.10
Diluted	$2.28	$2.57	$6.29	$7.05

Weighted average common shares outstanding:
Basic	16,133,310	16,253,704	16,180,261	16,240,966
Diluted	16,217,880	16,374,982	16,261,109	16,355,790

Regular cash dividends declared per common share	$1.05	$1.04	$3.15	$3.12

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$36,917	$42,068	$102,234	$115,267

Other comprehensive loss, net of tax:
Unrealized net holding loss on debt securities available-for-sale, net of income tax effect of $(5,078) and $(10,617) for the three months ended September 30, 2023 and 2022, respectively, and $(3,588) and $(37,403) for the nine months ended September 30, 2023 and 2022, respectively.	(19,104)	(39,939)	(13,496)	(140,704)
Reclassification adjustment for losses included in net income on cash flow hedging derivatives, net of income tax effect of $14 for the nine months ended September 30, 2022.	—	—	—	52
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $41 for the nine months ended September 30, 2022.	—	—	—	154
Other comprehensive loss	$(19,104)	$(39,939)	$(13,496)	$(140,498)

Comprehensive income (loss)	$17,813	$2,129	$88,738	$(25,231)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$462,404	$847,235	$(138,019)	$(102,394)
Cumulative effect of a change in accounting principle			(303)
Balance at January 1, 2023	$—	$462,404	$846,932	$(138,019)	$(102,394)
Net income			33,733
Other comprehensive income, net of tax					12,361
Dividends on common shares at $1.05 per common share			(17,285)
Issuance of 34,484 common shares under share-based compensation awards, net of 21,981 common shares withheld to pay employee income taxes		(5,309)	(862)	3,564
Share-based compensation expense		2,336
Repurchase of 124,000 common shares to be held as treasury shares				(15,308)
Balance at March 31, 2023	$—	$459,431	$862,518	$(149,763)	$(90,033)
Net income			31,584
Other comprehensive loss, net of tax					(6,753)
Dividends on common shares at $1.05 per common share			(17,187)
Issuance of 4,358 common shares under share-based compensation awards, net of 1,992 common shares withheld to pay employee income taxes		(602)	(85)	$450
Share-based compensation expense		1,749
Repurchase of 25,000 common shares to be held as treasury shares				(2,552)
Balance at June 30, 2023	$—	$460,578	$876,830	$(151,865)	$(96,786)
Net income			36,917
Other comprehensive loss, net of tax					(19,104)
Dividends on common shares at $1.05 per common share			(17,120)
Share-based compensation expense		1,271
Repurchase of 50,000 common shares to be held as treasury shares				(5,157)
Balance at September 30, 2023	$—	$461,849	$896,627	$(157,022)	$(115,890)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$—	$461,800	$776,294	$(142,490)	$15,155
Net income			38,875
Other comprehensive loss, net of tax					(55,624)
Dividends on common shares at $1.04 per common share			(17,172)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 29,757 common shares under share-based compensation awards, net of 18,658 common shares withheld to pay employee income taxes		(4,508)	(964)	3,021
Share-based compensation expense		1,981
Balance at March 31, 2022	$—	$459,271	$797,033	$(139,469)	$(40,469)
Net income			34,324
Other comprehensive loss, net of tax					(44,935)
Dividends on common shares at $1.04 per common share			(17,116)
Share-based compensation expense		1,374
Balance at June 30, 2022	$—	$460,645	$814,241	$(139,469)	$(85,404)
Net income			42,068
Other comprehensive loss, net of tax					(39,939)
Dividends on common shares at $1.04 per common share			(17,101)
Issuance of 4,490 common shares under share-based compensation awards, net of 2,559 common shares withheld to pay employee income taxes		(765)	(1)	456
Share-based compensation expense		1,441
Balance at September 30, 2022	$—	$461,321	$839,207	$(139,013)	$(125,343)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$102,234	$115,267

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,095	1,576
Accretion of loan fees and costs, net	(6,621)	(9,869)
Depreciation of premises and equipment	10,635	10,341
Amortization of investment securities, net	3,156	2,596
Net amortization (accretion) of purchase accounting adjustments	451	(402)
Gain on equity securities, net	(618)	(3,120)
Loan originations to be sold in secondary market	(53,432)	(157,868)
Proceeds from sale of loans in secondary market	53,711	169,212
Gain on sale of loans in secondary market	(996)	(3,885)
Share-based compensation expense	5,356	4,796
Loss (gain) on sale of OREO, net	3	(5,611)
OREO valuation markup	(15)	(12,039)
Gain on sale of non-mortgage loans	—	(495)
Bank owned life insurance income	(3,965)	(4,734)
Investment in qualified affordable housing tax credits amortization	6,292	5,940

Changes in assets and liabilities:
Increase in prepaid dealer premiums	(1,339)	(10,827)
Increase in other assets	(7,000)	(2,302)
Decrease in other liabilities	(12,092)	(8,963)
Net cash provided by operating activities	$96,855	$89,613

Investing activities:
Proceeds from the redemption/repurchase of FHLB stock	$4,605	$2,216
Proceeds from calls and maturities of:
Debt securities AFS	108,281	148,192
Purchases of:
Debt securities AFS	(3,981)	(316,878)
Equity securities	(2,195)	(9,165)
FHLB stock	(13,636)	—
Net decrease in other investments	2,009	392
Net loan originations, portfolio loans	(203,298)	(234,239)
Proceeds from the sale of non-mortgage loans	—	4,345
Investment in qualified affordable housing tax credits	(6,579)	(10,004)
Proceeds from the sale of OREO	965	17,684
Bank owned life insurance death benefits	1,658	8,380
Purchases of bank owned life insurance	(2,500)	(7,500)
Purchases of premises and equipment	(5,858)	(6,576)
Net cash used in investing activities	$(120,529)	$(403,153)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2023	2022
Financing activities:
Net (decrease) increase in deposits	$(185,164)	$188,536
Net decrease in off-balance sheet deposits	195,173	216,869
Net increase (decrease) in short-term borrowings	125,444	(49,293)
Value of common shares withheld to pay employee income taxes	(2,844)	(2,761)
Repurchase of common shares to be held as treasury shares	(23,017)	—
Cash dividends paid	(52,028)	(51,558)
Net cash provided by financing activities	$57,564	$301,793

Increase (decrease) in cash and cash equivalents	33,890	(11,747)

Cash and cash equivalents at beginning of year	189,728	219,180

Cash and cash equivalents at end of period	$223,618	$207,433

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$68,634	$18,805

Federal income tax	12,200	16,070

Non-cash items:
Loans transferred to OREO	$1,051	$13,418

ROU assets obtained in exchange for lease obligations	499	4,270

New commitments in affordable housing tax credits	10,000	10,000

New commitments in other investment securities	2,745	15,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and the nine-month periods ended September 30, 2023 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2023.

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

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when borrowers are experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost.

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

The adoption of ASU 2022-02 impacted disclosures in Note 5 - Loans and Note 6 - Allowance for Credit Losses.

Issued But Not Yet Effective Accounting Standards

SEC Cybersecurity Disclosures: In July 2023, the SEC voted to standardize disclosures about cybersecurity risk management, strategy, governance, and material cybersecurity incidents by public companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Current Report on Form 8-K has a new item, Item 1.05, and registrants will be required to disclose under this Item 1.05 any cybersecurity incident that is deemed to be material and describe the material aspects of the incident's nature, scope, and timing, as well as its material impact, or reasonably likely material impact on a registrant, including its financial condition and results of operations. The Form 8-K filing will generally be due four business days after a registrant determines that the cybersecurity incident is material.

Also, SEC Regulation S-K has a new item, Item 106, which will require registrants to describe, on an annual basis, the processes for assessing, identifying, and managing material risks from cybersecurity threats as well as the material effects, or reasonably likely material effects, of risk from cybersecurity threats and previous cybersecurity incidents. Item 106 will also require registrants to describe the board of directors' oversight of risks from cybersecurity threats and management's role and expertise in assessing and managing material risks from cybersecurity threats. These disclosures will be required in the annual report on Form 10-K. Compliance with the material incident disclosure requirements in Item 1.05 of Form 8-K is to begin on December 18, 2023 and the annual disclosures are to be provided beginning with annual reports for fiscal years ending on or after December 15, 2023.

Management intends to adopt the SEC cybersecurity rules effective December 18, 2023 and will include annual disclosures in the Annual Report on Form 10-K of Park National Corporation for the fiscal year ending December 31, 2023.

ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative: In October 2023, FASB issued ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements. In the final rule, the SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into US GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations if the FASB incorporated them into the relevant ASC subtopics. The disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC.

For entities, like Park, that are subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments are to be applied prospectively and if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entity. Management intends to adopt the provisions of ASU 2023-06 on their respective effective dates. The adoption of the provisions of ASU 2023-06 is not expected to have a material impact on Park's consolidated financial statements.

Note 3 – Investment Securities

Investment securities at September 30, 2023 and at December 31, 2022, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2023:
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,700	$37,300
Obligations of states and political subdivisions	420,590	17	31,510	389,097
U.S. Government sponsored entities' asset-backed securities	735,317	—	95,035	640,282
Collateralized loan obligations	532,030	—	7,139	524,891
Corporate debt securities	20,459	—	2,873	17,586
Total	$1,747,396	$17	$138,257	$1,609,156

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2022:
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,787	$37,213
Obligations of states and political subdivisions	423,285	1,620	18,194	406,711
U.S. Government sponsored entities' asset-backed securities	839,399	—	82,638	756,761
Collateralized loan obligations	535,518	—	18,979	516,539
Corporate debt securities	17,650	—	1,178	16,472
Total	$1,854,852	$1,620	$122,776	$1,733,696

Investment securities in an unrealized loss position at September 30, 2023, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$—	$—	$37,300	$1,700	$37,300	$1,700
Obligations of states and political subdivisions	277,975	8,626	93,969	22,884	371,944	31,510
U.S. Government sponsored entities' asset-backed securities	1,171	22	639,111	95,013	640,282	95,035
Collateralized loan obligations	—	—	524,891	7,139	524,891	7,139
Corporate debt securities	9,299	910	8,287	1,963	17,586	2,873
Total	$288,445	$9,558	$1,303,558	$128,699	$1,592,003	$138,257

 Investment securities in an unrealized loss position at December 31, 2022, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$37,213	$1,787	$—	$—	$37,213	$1,787
Obligations of states and political subdivisions	270,905	18,194	—	—	270,905	18,194
U.S. Government sponsored entities' asset-backed securities	446,423	27,507	310,338	55,131	756,761	82,638
Collateralized loan obligations	415,491	15,446	101,048	3,533	516,539	18,979
Corporate debt securities	7,388	862	1,684	316	9,072	1,178
Total	$1,177,420	$63,796	$413,070	$58,980	$1,590,490	$122,776

At September 30, 2023, Park’s debt securities portfolio consisted of $1.6 billion of securities, $1.6 billion of which were in an unrealized loss position with aggregate unrealized losses of $138.3 million. Of the $1.6 billion of securities in an unrealized loss position, $1.3 billion were in an unrealized loss position for 12 months or longer. Of the $138.3 million in unrealized losses, an aggregate of $96.7 million were related to Park's "Obligations of U.S. Government sponsored entities" portfolio and Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Quarterly, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at either September 30, 2023 or December 31, 2022. Additionally, for the three months and the nine months ended September 30, 2023 and 2022, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at September 30, 2023, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S. Treasury and other U.S. Government sponsored entities
Due one through five years	$39,000	$37,300	2.37%

Obligations of state and political subdivisions:
Due one through five years	$2,262	$2,231	2.97%
Due five through ten years	276,900	269,945	3.69%
Due over ten years	141,428	116,921	3.10%
Total (1)	$420,590	$389,097	3.49%

U.S. Government sponsored entities' asset-backed securities	$735,317	$640,282	1.89%

Collateralized loan obligations	$532,030	$524,891	7.31%

Corporate debt securities
Due one through five years	$2,809	$2,794	10.41%
Due five through ten years	17,650	14,792	3.89%
Total	$20,459	$17,586	4.79%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month or the nine-month periods ended September 30, 2023 or 2022.

Investment securities having a fair value of $606.2 million and $753.6 million at September 30, 2023 and December 31, 2022, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at September 30, 2023 and December 31, 2022 were as follows:

(In thousands)	September 30, 2023	December 31, 2022
FHLB stock	$20,229	$11,197
FRB stock	14,653	14,653
Equity investments carried at fair value	2,794	1,859
Equity investments carried at modified cost (1)	15,921	14,725
Equity investments carried at NAV	46,074	44,657
Total other investment securities	$99,671	$87,091
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. An upward adjustment of $871,000 was recorded during the nine months ended September 30, 2022 as a result of observable price changes. There were no adjustments recorded during the three months ended September 30, 2022. There were no adjustments recorded during the three months or the nine months ended September 30, 2023 as a result of observable price changes.

During the three months ended September 30, 2023, Park purchased 122,296 shares of FHLB stock with a book value of $12.2 million. During the nine months ended September 30, 2023, Park purchased 136,371 shares of FHLB stock with a book value of $13.6 million. During the three months ended September 30, 2023, the FHLB repurchased 10,002 shares of FHLB stock with a book value of $1.0 million. During the nine months ended September 30, 2023, the FHLB repurchased 46,054 shares of FHLB stock with a book value of $4.6 million. During the three months and the nine months ended September 30, 2022, the FHLB repurchased 22,160 shares of FHLB stock with a book value of $2.2 million. No shares of FRB stock were purchased or sold during the three months or the nine months ended September 30, 2023 or 2022.

During the three months ended September 30, 2023 and 2022, $74,000 and $(39,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2023 and 2022, $(65,000) and $488,000, respectively, of (losses) gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended September 30, 2023 and 2022, $924,000 and $97,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2023 and 2022, $683,000 and $2.6 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at September 30, 2023 and at December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,283,485	$1,295,238
PPP loans	2,427	4,206
Overdrafts	3,109	1,489
Commercial real estate (1)	1,833,400	1,794,054
Construction real estate:
Commercial	182,992	208,982
Retail	105,934	116,433
Residential real estate:
Commercial	583,251	550,183
Mortgage	1,185,544	1,075,446
HELOC	173,256	167,151
Installment	5,295	4,091
Consumer:
Consumer	1,970,570	1,902,831
Check loans	2,053	2,150
Leases	18,429	19,637
Total	$7,349,745	$7,141,891
Allowance for credit losses	(84,602)	(85,379)
Net loans	$7,265,143	$7,056,512
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA. During the three months ended September 30, 2023 and September 30, 2022, $9,000 and $361,000, respectively, of PPP fee income was recognized within loan interest income. During the nine months ended September 30, 2023 and September 30, 2022, $34,000 and $2.9 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $18.9 million at September 30, 2023, and of $18.2 million at December 31, 2022, which represented a net deferred income position at both dates. At September 30, 2023 and December 31, 2022, loans included purchase accounting adjustments of $1.9 million and $2.5 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $3.1 million and $1.5 million were reclassified to loans at September 30, 2023 and at December 31, 2022, respectively.

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

The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at September 30, 2023.

	September 30, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$17,336	$—	$17,336
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	19,899	—	19,899
Construction real estate:
Commercial	1,124	—	1,124
Retail	—	—	—
Residential real estate:
Commercial	2,237	—	2,237
Mortgage	10,935	139	11,074
HELOC	957	—	957
Installment	35	—	35
Consumer:
Consumer	2,133	488	2,621
Check loans	—	—	—
Leases	352	—	352
Total loans	$55,008	$627	$55,635

The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2022:

	December 31, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$38,158	$3,261	$—	$41,419
PPP loans	—	—	389	389
Overdrafts	—	—	—	—
Commercial real estate	24,504	7,919	—	32,423
Construction real estate:
Commercial	1,712	—	—	1,712
Retail	1,254	12	—	1,266
Residential real estate:
Commercial	1,894	298	—	2,192
Mortgage	9,260	6,750	182	16,192
HELOC	1,133	187	7	1,327
Installment	51	1,037	—	1,088
Consumer
Consumer	1,022	670	703	2,395
Check loans	—	—	—	—
Leases	708	—	—	708
Total loans	$79,696	$20,134	$1,281	$101,111

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at September 30, 2023 and December 31, 2022:

	September 30, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,121	$9,215	$3,132
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	18,411	1,488	205
Construction real estate:
Commercial	575	549	94
Retail	—	—	—
Residential real estate:
Commercial	2,237	—	—
Mortgage	—	10,935	96
HELOC	—	957	25
Installment	—	35	18
Consumer
Consumer	—	2,133	615
Check loans	—	—	—
Leases	352	—	—
Total loans	$29,696	$25,312	$4,185

	December 31, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$28,291	$9,867	$3,440
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	22,965	1,539	130
Construction real estate:
Commercial	1,712	—	—
Retail	—	1,254	19
Residential real estate:
Commercial	1,894	—	—
Mortgage	—	9,260	85
HELOC	—	1,133	191
Installment	—	51	17
Consumer
Consumer	—	1,022	284
Check loans	—	—	—
Leases	680	28	9
Total	$55,542	$24,154	$4,175

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at September 30, 2023 and at December 31, 2022:

	September 30, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,110	$4,719	$4,470	$17,299
Commercial real estate	22,643	21	—	22,664
Construction real estate:
Commercial	1,761	—	—	1,761
Residential real estate:
Commercial	2,491	—	—	2,491
Mortgage	79	—	—	79
Leases	—	352	—	352
Total loans	$35,084	$5,092	$4,470	$44,646

	December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,242	$7,788	$23,125	$39,155
Commercial real estate	35,908	28	—	35,936
Construction real estate:
Commercial	2,372	—	—	2,372
Residential real estate:
Commercial	2,479	—	—	2,479
Mortgage	90	—	—	90
Leases	—	708	—	708
Total loans	$49,091	$8,524	$23,125	$80,740

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and the nine-month periods ended September 30, 2023 and 2022:

	Interest Income Recognized
(In thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Commercial, financial and agricultural:
Commercial, financial and agricultural	$253	$15	$1,580	$45
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	177	237	537	751
Construction real estate:
Commercial	5	6	59	10
Retail	—	—	—	4
Residential real estate:
Commercial	37	24	100	64
Mortgage	58	43	160	112
HELOC	1	5	16	11
Installment	1	1	3	3
Consumer:
Consumer	25	15	65	46
Check loans	—	—	—	—
Leases	—	9	—	33
Total loans	$557	$355	$2,520	$1,079

The following tables present the aging of the amortized cost in past due loans at September 30, 2023 and at December 31, 2022 by class of loan:

	September 30, 2023
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$324	$12,151	$12,475	$1,271,010	$1,283,485
PPP loans	—	—	—	2,427	2,427
Overdrafts	—	—	—	3,109	3,109
Commercial real estate	206	2,322	2,528	1,830,872	1,833,400
Construction real estate:
Commercial	—	549	549	182,443	182,992
Retail	8	—	8	105,926	105,934
Residential real estate:
Commercial	54	219	273	582,978	583,251
Mortgage	7,584	5,386	12,970	1,172,574	1,185,544
HELOC	655	699	1,354	171,902	173,256
Installment	19	—	19	5,276	5,295
Consumer:
Consumer	6,732	838	7,570	1,963,000	1,970,570
Check loans	4	—	4	2,049	2,053
Leases	—	—	—	18,429	18,429
Total loans	$15,586	$22,164	$37,750	$7,311,995	$7,349,745
(1) Includes an aggregate of $0.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $33.5 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2022
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$378	$9,246	$9,624	$1,285,614	$1,295,238
PPP loans	155	389	544	3,662	4,206
Overdrafts	—	—	—	1,489	1,489
Commercial real estate	737	4,738	5,475	1,788,579	1,794,054
Construction real estate:
Commercial	751	—	751	208,231	208,982
Retail	1,035	523	1,558	114,875	116,433
Residential real estate:
Commercial	519	477	996	549,187	550,183
Mortgage	7,630	5,157	12,787	1,062,659	1,075,446
HELOC	832	587	1,419	165,732	167,151
Installment	57	4	61	4,030	4,091
Consumer
Consumer	5,499	964	6,463	1,896,368	1,902,831
Check loans	2	—	2	2,148	2,150
Leases	—	—	—	19,637	19,637
Total loans	$17,595	$22,085	$39,680	$7,102,211	$7,141,891
(1) Includes an aggregate of $1.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $58.9 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at September 30, 2023 and December 31, 2022 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at September 30, 2023 and at December 31, 2022 are detailed in the tables below. Also included in the table detailing loan balances at September 30, 2023 are gross charge offs for the nine months ended September 30, 2023.

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$157,097	$162,986	$136,515	$116,752	$45,243	$48,042	$567,498	$1,234,133
Special Mention	125	598	285	242	110	11	28,954	30,325
Substandard	111	191	197	2,530	140	623	6,100	9,892
Doubtful	75	52	42	126	104	7,862	874	9,135
Total	$157,408	$163,827	$137,039	$119,650	$45,597	$56,538	$603,426	$1,283,485

Current period gross charge-offs	$—	$—	$—	$—	$—	$51	$—	$51

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$1,014	$1,413	$—	$—	$—	$2,427
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$1,014	$1,413	$—	$—	$—	$2,427

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$198,641	$309,027	$343,355	$328,768	$210,212	$356,293	$15,401	$1,761,697
Special Mention	72	16,984	4,249	4,336	—	24,670	99	50,410
Substandard	1,624	1,137	2,759	3,198	2,590	7,012	1,892	20,212
Doubtful	—	—	740	—	—	341	—	1,081
Total	$200,337	$327,148	$351,103	$336,302	$212,802	$388,316	$17,392	$1,833,400

Current period gross charge-offs	$—	$—	$—	$—	$—	$530	$—	$530

Construction real estate: Commercial
Risk rating
Pass	$63,281	$75,994	$7,581	$18,474	$1,897	$2,806	$11,198	$181,231
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,414	270	77	—	—	—	—	1,761
Doubtful	—	—	—	—	—	—	—	—
Total	$64,695	$76,264	$7,658	$18,474	$1,897	$2,806	$11,198	$182,992

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$86,116	$108,555	$108,655	$123,374	$51,584	$79,032	$20,793	$578,109
Special Mention	—	338	462	607	415	848	—	2,670
Substandard	200	572	333	256	31	890	190	2,472
Doubtful	—	—	—	—	—	—	—	—
Total	$86,316	$109,465	$109,450	$124,237	$52,030	$80,770	$20,983	$583,251

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$4,530	$5,597	$2,448	$2,276	$483	$843	$—	$16,177
Special Mention	665	752	442	27	13	1	—	1,900
Substandard	—	—	—	256	82	14	—	352
Doubtful	—	—	—	—	—	—	—	—
Total	$5,195	$6,349	$2,890	$2,559	$578	$858	$—	$18,429

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$509,665	$662,159	$599,568	$591,057	$309,419	$487,016	$614,890	$3,773,774
Special Mention	862	18,672	5,438	5,212	538	25,530	29,053	85,305
Substandard	3,349	2,170	3,366	6,240	2,843	8,539	8,182	34,689
Doubtful	75	52	782	126	104	8,203	874	10,216
Total	$513,951	$683,053	$609,154	$602,635	$312,904	$529,288	$652,999	$3,903,984

Current period gross charge-offs	$—	$—	$—	$—	$—	$581	$—	$581
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

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status. Also included in the table detailing loan balances at September 30, 2023 are gross charge offs for the nine months ended September 30, 2023. As previously mentioned, the adoption of ASU 2022-02 on January 1, 2023 eliminated the concept of TDRs. After the adoption of ASU 2022-02 on January 1, 2023, nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing. Prior to the adoption of ASU 2022-02, nonperforming loans consisted of nonaccrual loans, accruing TDRs and loans past due 90 days or more and still accruing.

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$3,109	$—	$—	$—	$—	$—	$—	$3,109
Nonperforming	—	—	—	—	—	—	—	—
Total	$3,109	$—	$—	$—	$—	$—	$—	$3,109

Current period gross charge-offs	$704	$—	$—	$—	$—	$—	$—	$704

Construction Real Estate: Retail
Performing	$33,399	$50,927	$9,846	$4,402	$3,921	$3,128	$311	$105,934
Nonperforming	—	—	—	—	—	—	—	—
Total	$33,399	$50,927	$9,846	$4,402	$3,921	$3,128	$311	$105,934

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Mortgage
Performing	$151,811	$235,246	$223,499	$180,736	$83,584	$299,594	$—	$1,174,470
Nonperforming	—	976	706	851	423	8,118	—	11,074
Total	$151,811	$236,222	$224,205	$181,587	$84,007	$307,712	$—	$1,185,544

Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$35

Residential Real Estate: HELOC
Performing	$79	$181	$299	$102	$242	$1,975	$169,421	$172,299
Nonperforming	—	—	—	—	32	685	240	957
Total	$79	$181	$299	$102	$274	$2,660	$169,661	$173,256

Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$1,692	$168	$—	$4	$165	$3,231	$—	$5,260
Nonperforming	—	—	—	—	—	35	—	35
Total	$1,692	$168	$—	$4	$165	$3,266	$—	$5,295

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$520,059	$664,029	$348,910	$239,729	$95,045	$82,256	$17,921	$1,967,949
Nonperforming	155	687	730	367	181	497	4	2,621
Total	$520,214	$664,716	$349,640	$240,096	$95,226	$82,753	$17,925	$1,970,570

Current period gross charge-offs	$253	$2,223	$1,893	$635	$497	$346	$3	$5,850

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,053	$2,053
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,053	$2,053

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$34	$34

Total Consumer Loans
Performing	$710,149	$950,551	$582,554	$424,973	$182,957	$390,184	$189,706	$3,431,074
Nonperforming	155	1,663	1,436	1,218	636	9,335	244	14,687
Total	$710,304	$952,214	$583,990	$426,191	$183,593	$399,519	$189,950	$3,445,761

Current period gross charge-offs	$957	$2,223	$1,893	$635	$497	$390	$37	$6,632

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,489	$—	$—	$—	$—	$—	$—	$1,489
Nonperforming	—	—	—	—	—	—	—	—
Total	1,489	$—	$—	$—	$—	$—	$—	$1,489

Construction Real Estate: Retail
Performing	$71,923	$26,134	$8,218	$4,619	$1,618	$2,580	$75	$115,167
Nonperforming	731	—	523	—	—	12	—	1,266
Total	$72,654	$26,134	$8,741	$4,619	$1,618	$2,592	$75	$116,433

Residential Real Estate: Mortgage
Performing	$207,093	$227,131	$192,904	$90,014	$55,648	$286,464	$—	$1,059,254
Nonperforming	—	—	700	650	518	14,324	—	16,192
Total	$207,093	$227,131	$193,604	$90,664	$56,166	$300,788	$—	$1,075,446

Residential Real Estate: HELOC
Performing	$140	$299	$23	$130	$141	$1,957	$163,134	$165,824
Nonperforming	—	—	43	100	—	999	185	1,327
Total	$140	$299	$66	$230	$141	$2,956	$163,319	$167,151

Residential Real Estate: Installment
Performing	$187	$—	$1	$241	$62	$2,512	$—	$3,003
Nonperforming	—	—	7	2	16	1,063	—	1,088
Total	$187	$—	$8	$243	$78	$3,575	$—	$4,091

Consumer: Consumer
Performing	$823,484	$462,014	$333,391	$150,348	$61,219	$65,614	$4,366	$1,900,436
Nonperforming	440	489	424	365	157	520	—	2,395
Total	$823,924	$462,503	$333,815	$150,713	$61,376	$66,134	$4,366	$1,902,831

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,150	$2,150
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,150	$2,150

Total Consumer Loans
Performing	$1,104,316	$715,578	$534,537	$245,352	$118,688	$359,127	$169,725	$3,247,323
Nonperforming	1,171	489	1,697	1,117	691	16,918	185	22,268
Total	$1,105,487	$716,067	$536,234	$246,469	$119,379	$376,045	$169,910	$3,269,591

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

Upon Park's adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At September 30, 2023 and at December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at September 30, 2023 and at December 31, 2022 was $3.8 million and $4.7 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $549,000 at September 30, 2023. There were no nonaccrual loans acquired with deteriorated quality at December 31, 2022.

Modifications to Borrowers Experiencing Financial Difficulty
Management identifies loans as modifications to borrowers experiencing financial difficulty when a borrower is experiencing financial difficulties and Park has altered the cash flow of the loan as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Park modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, a term extension, an other-than-insignificant payment delay or interest rate adjustments.

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

The following tables present the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three months and the nine months ended September 30, 2023 by class of and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$1,920	$387	$2,568	$—	$4,875	0.38%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	366	—	511	—	877	0.05%
Construction real estate:
Commercial	—	—	228	—	637	—	865	0.47%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	—	—	147	—	147	0.03%
Mortgage	—	—	—	—	95	—	95	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	174	—	121	—	295	5.57%
Consumer:
Consumer	—	—	—	22	—	—	22	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$2,688	$409	$4,079	$—	$7,176	0.10%

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$452	$387	$11,312	$11	$12,162	0.95%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	1,366	—	511	—	1,877	0.10%
Construction real estate:
Commercial	—	—	228	—	637	—	865	0.47%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	—	—	158	—	158	0.03%
Mortgage	—	—	—	—	229	—	229	0.02%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	178	—	199	—	377	7.12%
Consumer:
Consumer	—	—	—	39	—	—	39	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$2,224	$426	$13,046	$11	$15,707	0.21%

Park has committed to lend additional amounts totaling $3.4 million to the borrowers included in the previous table as of September 30, 2023.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and the nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Adjustment	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.15)%	0.5
PPP loans	—	—%	0.0
Overdrafts	—	—%	0.0
Commercial real estate	—	2.76%	2.0
Construction real estate:
Commercial	—	2.34%	1.6
Retail	—	—%	0.0
Residential real estate:
Commercial	—	(2.75)%	1.1
Mortgage	—	(4.00)%	0.8
HELOC	—	—%	0.0
Installment	—	(0.89)%	13.6
Consumer:
Consumer	—	(1.49)%	0.0
Check loans	—	—%	0.0
Leases	—	—%	0.0
Total	$—	0.34%	1.4

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Adjustment	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	0.58%	0.6
PPP loans	—	—%	0.0
Overdrafts	—	—%	0.0
Commercial real estate	—	2.76%	3.1
Construction real estate:
Commercial	—	2.34%	1.6
Retail	—	—%	0.0
Residential real estate:
Commercial	—	(2.47)%	1.4
Mortgage	—	(2.76)%	0.6
HELOC	—	—%	0.0
Installment	—	(1.21)%	12.9
Consumer:
Consumer	—	(2.33)%	0.0
Check loans	—	—%	0.0
Leases	—	—%	0.0
Total	$—	0.62%	1.3

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. There were no loans modified to borrowers experiencing financial difficulty that had been modified during the three months ended September 30, 2023 that were greater than 30 days past due as of September 30, 2023. There were $11,000 of loans modified to borrowers experiencing financial difficulty that had been modified during the nine months ended September 30, 2023 that were 30-59 days past due as of September 30, 2023 in the Commercial, financial, and agricultural loan portfolio segment.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended September 30, 2023 and were modified in the nine months prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Three Months Ended September 30, 2023
(In thousands)	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$11
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:		—	—	—
Commercial	—	—	—	—
Mortgage	—	—	—	—
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$—	$—	$—	$11

The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2023 and were modified in the nine months prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Nine Months Ended September 30, 2023
(In thousands)	Term Extension	Interest Rate Adjustment	Combination Term Extension and Interest Rate Adjustment	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$11
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:		—	—	—
Commercial	—	—	147	—
Mortgage	—	—	134	—
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	4	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$—	$4	$281	$11

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

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural loan and the residential real estate portfolio loan segments. Peer data was incorporated into the analysis for the commercial real estate loan, the construction real estate loan, and the consumer portfolio loan segments. Park updated the LDA in the fourth quarter of 2022 with data through September 30, 2022. After considering the impact of the inclusion of periods impacted by COVID, as well as analysis of the ongoing applicability of the selected peer group, management decided it was appropriate to continue to utilize the LDA analysis from the fourth quarter of 2019 as the correlation of the LDA was higher.
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
◦As of September 30, 2023, the "most likely" scenario forecasted Ohio unemployment between 4.07% and 4.66% during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2023, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued elevated levels of inflation, volatile levels of consumer confidence, continued elevated interest rates, financial system stress and geopolitical conflict (including the conflicts between Russia and Ukraine and between Israel and Hamas), continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2023.

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
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in the markets in which Park operates that affect the collectability of financial assets.
•Where the U.S. economy is within a given credit cycle.
•The extent that there is government assistance (stimulus).

At September 30, 2023 and at December 31, 2022, Park had $2.4 million and $4.2 million, respectively, of PPP loans which were included in the commercial, financial and agricultural loan portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve at each of September 30, 2023 and December 31, 2022 was calculated for the PPP loans to reflect minimal credit risk.

ACL Activity
The activity in the ACL for the three-month and the nine-month periods ended September 30, 2023 and September 30, 2022 is summarized in the following tables:

	Three Months Ended September 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,278	$19,141	$4,886	$18,419	$28,370	$112	$87,206
Charge-offs	218	—	—	1	2,074	—	2,293
Recoveries	79	3	40	8	1,139	—	1,269
Net charge-offs/(recoveries)	$139	$(3)	$(40)	$(7)	$935	$—	$1,024
(Recovery of) provision for credit losses	(1,171)	(526)	373	(1,437)	1,185	(4)	(1,580)
Ending balance	$14,968	$18,618	$5,299	$16,989	$28,620	$108	$84,602

	Three Months Ended September 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,747	$22,339	$4,391	$13,619	$28,149	$203	$81,448
Charge-offs	543	—	—	—	1,169	36	1,748
Recoveries	110	36	20	20	884	1	1,071
Net charge-offs/(recoveries)	$433	$(36)	$(20)	$(20)	$285	$35	$677
Provision for (recovery of) credit losses	563	(1,653)	87	1,464	2,699	30	3,190
Ending balance	$12,877	$20,722	$4,498	$15,103	$30,563	$198	$83,961

	Nine Months Ended September 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of Adoption of ASU 2022-02	222	181	—	(20)	—	—	383
Charge-offs	755	530	—	44	5,884	—	7,213
Recoveries	209	235	548	479	3,487	—	4,958
Net charge-offs/(recoveries)	$546	$295	$(548)	$(435)	$2,397	$—	$2,255
(Recovery of) provision for credit losses	(1,695)	903	(799)	(257)	2,996	(53)	1,095
Ending balance	$14,968	$18,618	$5,299	$16,989	$28,620	$108	$84,602

	Nine Months Ended September 30, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	1,456	598	33	81	3,287	42	5,497
Recoveries	544	624	550	106	2,859	2	4,685
Net charge-offs/(recoveries)	$912	$(26)	$(517)	$(25)	$428	$40	$812
(Recovery of) provision for credit losses	(236)	(4,770)	(1,777)	3,654	4,705	—	1,576
Ending balance	$12,877	$20,722	$4,498	$15,103	$30,563	$198	$83,961

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2023 and at December 31, 2022, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans at September 30, 2023 and all internally classified commercial nonaccrual loans and TDRs at December 31, 2022, which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2022 Form 10-K).

The composition of the ACL at September 30, 2023 and at December 31, 2022 was as follows:

	September 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,122	$205	$95	$—	$—	$—	$3,422
Collectively evaluated for impairment	11,846	18,413	5,204	16,989	28,620	108	81,180
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$14,968	$18,618	$5,299	$16,989	$28,620	$108	$84,602

Loan balance:
Loans individually evaluated for impairment	$17,257	$19,869	$1,124	$2,237	$—	$352	$40,839
Loans collectively evaluated for impairment	1,271,722	1,810,736	287,165	1,944,776	1,972,623	18,077	7,305,099
Accruing loans acquired with deteriorated credit quality	42	2,795	637	333	—	—	3,807
Total ending loan balance	$1,289,021	$1,833,400	$288,926	$1,947,346	$1,972,623	$18,429	$7,349,745

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	18.09%	1.03%	8.45%	—%	—%	—%	8.38%
Loans collectively evaluated for impairment	0.93%	1.02%	1.81%	0.87%	1.45%	0.60%	1.11%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.16%	1.02%	1.83%	0.87%	1.45%	0.59%	1.15%

	December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,426	$131	$—	$—	$—	$9	$3,566
Collectively evaluated for impairment	13,561	17,698	5,550	16,831	28,021	152	81,813
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379

Loan balance:
Loans individually evaluated for impairment	$41,307	$32,423	$1,712	$2,191	$—	$708	$78,341
Loans collectively evaluated for impairment	1,259,524	1,758,118	323,043	1,794,302	1,904,981	18,929	7,058,897
Accruing loans acquired with deteriorated credit quality	102	3,513	660	378	—	—	4,653
Total ending loan balance	$1,300,933	$1,794,054	$325,415	$1,796,871	$1,904,981	$19,637	$7,141,891

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	8.29%	0.40%	—%	—%	—%	1.27%	4.55%
Loans collectively evaluated for impairment	1.08%	1.01%	1.72%	0.94%	1.47%	0.80%	1.16%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.31%	0.99%	1.71%	0.94%	1.47%	0.82%	1.20%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2023 and at December 31, 2022, respectively, Park had $2.9 million and $2.1 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $2.8 million and $2.1 million at September 30, 2023 and at December 31, 2022, respectively. The gain expected upon sale was $44,000 and $41,000 at September 30, 2023 and at December 31, 2022, respectively. None of these loans were 90 days or more past due or on nonaccrual status at September 30, 2023 or at December 31, 2022.

During the three months ended June 30, 2022, Park transferred certain commercial loans held for investment, previously nonperforming, with an amortized cost of $6.3 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, with a charge-off recorded in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loans were moved to the held for sale portfolio. The sale of $3.9 million in loans held for sale was subsequently completed during the three months ended September 30, 2022, and Park recognized a gain on sale of $495,000 which is recorded within "Miscellaneous income" on the Consolidated Condensed Statements of Income for the three months ended September 30, 2022. The remaining $2.4 million in loans held for sale were transferred back to loans held for investment at the lower of cost or fair value. No non-performing loans were held for sale or sold during the three months or the nine months ended September 30, 2023.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month and the nine-month periods ended September 30, 2023 and 2022.

(in thousands)	Goodwill	Other intangible assets	Total
July 1, 2022	$159,595	$6,657	$166,252
Amortization	—	341	341
September 30, 2022	$159,595	$6,316	$165,911

July 1, 2023	$159,595	$5,320	$164,915
Amortization	—	334	334
September 30, 2023	$159,595	$4,986	$164,581

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	1,146	1,146
September 30, 2022	$159,595	$6,316	$165,911

December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	989	989
September 30, 2023	$159,595	$4,986	$164,581

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2023, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at September 30, 2023 and at December 31, 2022.

	September 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$9,470	$14,456	$8,481
Trade name intangible assets	1,300	1,300	1,300	1,300
Total	$15,756	$10,770	$15,756	$9,781

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $334,000 and $341,000 for the three months ended September 30, 2023 and 2022, respectively, and was $989,000 and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2023 and the next four years follows:

(in thousands)	Total
Three months ending December 31, 2023	$334
2024	1,215
2025	1,042
2026	887
2027	754

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at September 30, 2023 and December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Affordable housing tax credit investments	$64,676	$60,968
Unfunded commitments	31,553	28,132

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2023 through 2033.

Park recognized amortization expense of $2.1 million and $2.0 million, respectively, for the three months ended September 30, 2023 and 2022, and $6.3 million and $5.9 million, respectively, for the nine months ended September 30, 2023 and 2022, which were included within the provision for income taxes. Additionally, during the three months ended September 30, 2023 and 2022, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.6 million and $2.5 million, respectively, and during the nine months ended September 30, 2023 and 2022, recognized $7.6 million and $7.4 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at September 30, 2023 and December 31, 2022 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2023	December 31, 2022
OREO:
Commercial real estate	$1,354	$1,354
Residential real estate	—	—
Total OREO	$1,354	$1,354

Loans in process of foreclosure:
Residential real estate	$1,877	$1,614

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less costs to sell, when acquired. During the three months and the nine months ended September 30, 2022, Park recognized a $12.0 million OREO valuation markup related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. This income is included in "OREO valuation markup" on the Consolidated Condensed Statements of Income. There was no OREO

valuation markup related to former Vision Bank relationships during the three months or the nine months ended September 30, 2023.

During the three months and the nine months ended September 30, 2022, Park recognized a $5.6 million gain on the sale of OREO related to former Vision Bank relationships. This income is included in "(Loss) gain on sale of OREO, net" on the Consolidated Condensed Statements of Income. There was no gain or loss on the sale of OREO related to former Vision Bank relationships during the three months or the nine months ended September 30, 2023.

In addition to real estate, Park may also repossess different types of collateral. At September 30, 2023 and December 31, 2022, Park had $0.7 million and $0.6 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.96 billion at September 30, 2023, $2.05 billion at December 31, 2022 and $2.09 billion at September 30, 2022. At September 30, 2023, $3.0 million of the sold mortgage loans were sold with recourse, compared to $3.2 million at December 31, 2022 and $3.3 million at September 30, 2022. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2023 and December 31, 2022, management had established reserves of $54,000 and $59,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Mortgage servicing rights:
Carrying amount, net, beginning of period	$15,237	$16,470	$15,792	$15,264
Additions	169	254	437	1,336
Amortization	(462)	(592)	(1,366)	(1,804)
Change in valuation allowance	16	59	97	1,395
Carrying amount, net, end of period	$14,960	$16,191	$14,960	$16,191

Valuation allowance:
Beginning of period	$101	$232	$182	$1,568
Change in valuation allowance	(16)	(59)	(97)	(1,395)
End of period	$85	$173	$85	$173

Servicing fees included in "Other service income" were $1.3 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and were $3.9 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively.
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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at September 30, 2023 were $16.3 million and $17.4 million, respectively. At December 31, 2022, the carrying amounts of Park's ROU asset and lease liability were $17.6 million and $19.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and the nine-month periods ended September 30, 2023 and 2022 follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease cost
Operating lease cost	$727	$811	$2,187	$2,286
Sublease income	(73)	(63)	(199)	(189)
Total lease cost	$654	$748	$1,988	$2,097

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$890	$766	$2,734	$2,307
ROU assets obtained in exchange for new operating lease liabilities	$320	$88	$499	$4,270
Reductions to ROU assets resulting from reductions to lease obligations	$(753)	$(697)	$(2,307)	$(2,090)

At each of September 30, 2023 and December 31, 2022, Park's operating leases had a weighted average remaining term of 10.0 years. The weighted average discount rate of Park's operating leases was 3.5% and 3.3% at September 30, 2023 and at December 31, 2022, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2023
Three months ending December 31, 2023	$884
2024	2,515
2025	2,169
2026	2,134
2027	2,040
Thereafter	11,474
Total undiscounted minimum lease payments	$21,216
Present value adjustment	(3,790)
Total lease liabilities	$17,426

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

At September 30, 2023 and at December 31, 2022, Park's repurchase agreement borrowings totaled $105.8 million and $227.3 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $179.0 million and $313.1 million at September 30, 2023 and at December 31, 2022, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At September 30, 2023 and at December 31, 2022, Park had $1,106 million and $1,147 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2023 and at December 31, 2022:

	September 30, 2023
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$105,786	$—	$—	$—	$105,786

	December 31, 2022
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$227,342	$—	$—	$—	$227,342

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

Borrowing Derivatives: At September 30, 2023 and at December 31, 2022, Park had no borrowing derivatives. There was no interest expense recorded on swap transactions for the three-month period ended September 30, 2022. Interest expense recorded on swap transactions was $171,000 for the nine-month period ended September 30, 2022. Additionally, Park recognized a $154,000 gain, net of income taxes, related to borrowing swaps that was recorded in "Other comprehensive loss" on the Consolidated Condensed Statements of Comprehensive Income (Loss) during the nine-month period ended September 30, 2022. No gain (loss) related to borrowing swaps was recorded during the three-month period ended September 30, 2022.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $18.6 million and $21.7 million at September 30, 2023 and at December 31, 2022, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and the nine-month periods ended September 30, 2023 and September 30, 2022. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive loss". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. During the nine-month period ended September 30, 2022, Park recognized expense of $66,000, or $52,000, net of taxes, as the result of the early termination of a borrowing interest rate swap. There was no early termination expense related to borrowing interest rate swaps during the three-month period ended September 30, 2022 or during the three-month period or the nine-month period ended

September 30, 2023. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at September 30, 2023 and at December 31, 2022 follows:

	September 30, 2023	December 31, 2022
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$18,584	$21,700
Weighted average pay rates	4.512%	4.553%
Weighted average receive rates	4.512%	4.553%
Weighted average maturity (years)	6.8	7.9
Unrealized losses	$—	$—

Interest Rate Swaps
The following table reflects the interest rate swaps included in the Consolidated Condensed Balance Sheets at September 30, 2023 and at December 31, 2022.

(In thousands)	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	18,584	1,719	21,700	1,508
Total included in "Other assets"	$18,584	$1,719	$21,700	$1,508

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$18,584	$(1,719)	$21,700	$(1,508)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$18,584	$(1,719)	$21,700	$(1,508)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designated as hedge relationships. The fair value of an interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the Condensed Consolidated Statements of Income.

At September 30, 2023 and at December 31, 2022, Park had $1.7 million and $2.1 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $30,000 and $46,000 at September 30, 2023 and at December 31, 2022, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2023 and at December 31, 2022, the fair value of the swap liability of $123,000 and $243,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive loss components, net of tax, are shown in the following table for the three-month and the nine-month periods ended September 30, 2023 and 2022:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding (loss) gain on cash flow hedge	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at July 1, 2023	$(6,680)	$—	$(90,106)	$(96,786)
Other comprehensive loss before reclassifications	—	—	(19,104)	(19,104)
Net current period other comprehensive loss	—	—	(19,104)	(19,104)
Ending balance at September 30, 2023	$(6,680)	$—	$(109,210)	$(115,890)

Beginning balance at July 1, 2022	$(5,792)	$—	$(79,612)	$(85,404)
Other comprehensive loss before reclassifications	—	—	(39,939)	(39,939)
Net current period other comprehensive loss	—	—	(39,939)	(39,939)
Ending balance at September 30, 2022	$(5,792)	$—	$(119,551)	$(125,343)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized net holding (loss) gain on cash flow hedge	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2023	$(6,680)	$—	$(95,714)	$(102,394)
Other comprehensive loss before reclassifications	—	—	(13,496)	(13,496)
Net current period other comprehensive loss	—	—	(13,496)	(13,496)
Ending balance at September 30, 2023	$(6,680)	$—	$(109,210)	$(115,890)

Beginning balance at January 1, 2022	$(5,792)	$(206)	$21,153	$15,155
Other comprehensive income (loss) before reclassifications	—	154	(140,704)	(140,550)
Amounts reclassified from other comprehensive loss	—	52	—	52
Net current period other comprehensive income (loss)	—	206	(140,704)	(140,498)
Ending balance at September 30, 2022	$(5,792)	$—	$(119,551)	$(125,343)

During the three-month and the nine-month periods ended September 30, 2023, there were no reclassifications out of accumulated other comprehensive loss. During the three-month period ended September 30, 2022, there were no reclassifications out of accumulated other comprehensive loss. During the nine-month period ended September 30, 2022, there was $66,000 ($52,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the early termination of a borrowing interest rate swap. This loss was recorded within "Miscellaneous" other expense on the Consolidated Condensed Statements of Income.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and the nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except common share and per common share data)	2023	2022	2023	2022
Numerator:
Net income	$36,917	$42,068	$102,234	$115,267
Denominator:
Weighted-average common shares outstanding	16,133,310	16,253,704	16,180,261	16,240,966
Effect of dilutive PBRSUs and TBRSUs	84,570	121,278	80,848	114,824
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,217,880	16,374,982	16,261,109	16,355,790
Earnings per common share:
Basic earnings per common share	$2.29	$2.59	$6.32	$7.10
Diluted earnings per common share	$2.28	$2.57	$6.29	$7.05

Park awarded 54,698 PBRSUs and 52,335 PBRSUs to certain employees during the nine months ended September 30, 2023 and 2022, respectively. No PBRSUs were awarded during either of the three months ended September 30, 2023 or 2022.

Park repurchased an aggregate of 50,000 and 199,000 common shares during the three months and the nine months ended September 30, 2023, respectively, to fund the PBRSUs, the TBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months or the nine months ended September 30, 2022.

Note 17 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The reportable segments for the Corporation are its chartered national bank subsidiary, PNB (headquartered in Newark, Ohio) and "All Other", which primarily consists of Park as the "Parent Company", GFSC and SEPH.

Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand the company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has two reportable segments, as: (i) discrete financial information is available for these reportable segments and (ii) the segments are aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision-maker.

	Operating Results for the three months ended September 30, 2023
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$96,078	$(1,809)	$94,269
Recovery of credit losses	(1,538)	(42)	(1,580)
Other income (loss)	27,888	(175)	27,713
Other expense	74,623	3,185	77,808
Income (loss) before income taxes	$50,881	$(5,127)	$45,754
Income tax expense (benefit)	10,093	(1,256)	8,837
Net income (loss)	$40,788	$(3,871)	$36,917

Assets (at September 30, 2023)	$9,959,528	$41,386	$10,000,914

	Operating Results for the three months ended September 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$92,035	$(1,207)	$90,828
Provision for (recovery of) credit losses	3,235	(45)	3,190
Other income	28,918	17,776	46,694
Other expense	79,070	3,833	82,903
Income before income taxes	$38,648	$12,781	$51,429
Income tax expense	7,133	2,228	9,361
Net income	$31,515	$10,553	$42,068

Assets (at September 30, 2022)	$9,816,644	$38,403	$9,855,047

	Operating Results for the nine months ended September 30, 2023
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$283,216	$(5,177)	$278,039
Provision for (recovery of) credit losses	1,901	(806)	1,095
Other income (loss)	77,241	(126)	77,115
Other expense	220,741	9,455	230,196
Income (loss) before income taxes	$137,815	$(13,952)	$123,863
Income tax expense (benefit)	25,273	(3,644)	21,629
Net income (loss)	$112,542	$(10,308)	$102,234

	Operating Results for the nine months ended September 30, 2022
(In thousands)	PNB	All Other	Total
Net interest income (expense)	$254,818	$(2,365)	$252,453
Provision for (recovery of) credit losses	2,045	(469)	1,576
Other income	89,420	20,123	109,543
Other expense	209,500	10,824	220,324
Income before income taxes	$132,693	$7,403	$140,096
Income tax expense	24,770	59	24,829
Net income	$107,923	$7,344	$115,267

The operating results in the “All Other” column are used to reconcile the segment totals to the Consolidated Condensed Statements of Income for the three-month and the nine-month periods ended September 30, 2023 and 2022. The reconciling amounts for consolidated total assets for the periods ended September 30, 2023 and 2022 consisted of the elimination of intersegment borrowings and the assets of the Parent Company, GFSC and SEPH which were not eliminated.

Note 18 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2023, 320,302 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2023, 75,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the nine months ended September 30, 2023 and 2022, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 54,698 common shares and 52,335 common shares, respectively, to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended September 30, 2023 or 2022.

At September 30, 2023, Park reported 187,461 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the nine months ended September 30, 2023 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2023	199,650
Granted	54,698
Vested	(62,815)
Forfeited	(4,072)
Adjustment for performance conditions of PBRSUs (1)	—
Nonvested at September 30, 2023 (2)	187,461
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of September 30, 2023, an aggregate of 182,647 PBRSUs were expected to vest.

A summary of awards vested during the three months and the nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PBRSUs and TBRSUs vested	—	7,049	62,815	55,464
Common shares withheld to satisfy employee income tax withholding obligations	—	2,559	23,973	21,217
Net common shares issued	—	4,490	38,842	34,247

Share-based compensation expense of $1.3 million and $1.4 million was recognized for the three-month periods ended September 30, 2023 and 2022, respectively, and share-based compensation expense of $5.4 million and $4.8 million was recognized for the nine-month periods ended September 30, 2023 and 2022, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at September 30, 2023:

(In thousands)
Three months ending December 31, 2023	$1,341
2024	4,337
2025	2,838
2026	1,184
2027	190
Total	$9,890

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or the nine-month periods ended September 30, 2023 and 2022. Additionally, no contributions are expected to be made during the remainder of 2023.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2023	2022	2023	2022
Service cost	$1,559	$2,437	$4,677	$7,311	Employee benefits
Interest cost	1,631	1,426	4,893	4,278	Other components of net periodic pension benefit income
Expected return on plan assets	(3,536)	(4,449)	(10,608)	(13,347)	Other components of net periodic pension benefit income
Recognized prior service cost (credit)	12	(4)	36	(12)	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(334)	$(590)	$(1,002)	$(1,770)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and the nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2023	2022	2023	2022
Service cost	$234	$212	$702	$637	Employee benefits
Interest cost	176	183	527	549	Miscellaneous expense
Total SERP expense	$410	$395	$1,229	$1,186

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2023
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,300	$—	$37,300
Obligations of states and political subdivisions	—	389,097	—	389,097
U.S. Government sponsored entities’ asset-backed securities	—	640,282	—	640,282
Collateralized loan obligations	—	524,891	—	524,891
Corporate debt securities	—	11,460	6,126	17,586
Equity securities	2,328	—	466	2,794
Mortgage loans held for sale	—	2,866	—	2,866
Mortgage IRLCs	—	30	—	30
Loan interest rate swaps	—	1,719	—	1,719

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,719	—	1,719

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,213	$—	$37,213
Obligations of states and political subdivisions	—	406,711	—	406,711
U.S. Government sponsored entities’ asset-backed securities	—	756,761	—	756,761
Collateralized loan obligations	—	516,539	—	516,539
Corporate debt securities	—	9,472	7,000	16,472
Equity securities	1,420	—	439	1,859
Mortgage loans held for sale	—	2,149	—	2,149
Mortgage IRLCs	—	46	—	46
Loan interest rate swaps	—	1,508	—	1,508

Liabilities
Fair value swap	$—	$—	$243	$243
Loan interest rate swaps	—	1,508	—	1,508

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and the nine-month periods ended September 30, 2023 and 2022, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2023 and 2022
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at July 1, 2023	$6,116	$455	$(296)
Transfer into (out of) level 3, net	—	—	—
Total (losses) / gains
Included in other income / other expense	—	11	—
Included in other comprehensive income	10	—	—
Purchases, sales, issuances and settlements, other, net	—	—	173
Balance at September 30, 2023	$6,126	$466	$(123)

Balance at July 1, 2022	$—	$491	$(447)
Total losses
Included in other income / other expense	—	(22)	—
Purchases, sales, issuances and settlements, other, net	—	—	204
Balance at September 30, 2022	$—	$469	$(243)

Level 3 Fair Value Measurements
Nine months ended September 30, 2023 and 2022
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2023	$7,000	$439	$(243)
Transfers into (out of) level 3, net	11	—	—
Total (losses) / gains
Included in other income / other (expense)	—	27	(175)
Included in other comprehensive income	(885)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	295
Balance at September 30, 2023	$6,126	$466	$(123)

Balance at January 1, 2022	$—	$499	$(226)
Total losses
Included in other income / other (expense)	—	(30)	(221)
Purchases, sales, issuances and settlements, other, net	—	—	204
Balance at September 30, 2022	$—	$469	$(243)

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At September 30, 2023 and December 31, 2022, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

At September 30, 2023 and December 31, 2022, there were no OREO properties held by Park that were carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement.

Fair Value Measurements at September 30, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2023
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,289	$2,289
Construction real estate	—	—	455	455
Residential real estate	—	—	186	186
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,930	$2,930

MSRs	$—	$872	$—	$872

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$5,573	$5,573
Residential real estate	—	—	200	200
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$5,773	$5,773

MSRs	$—	$1,717	$—	$1,717

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

	September 30, 2023
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$3,230	$1,824	$300	$2,930
Remaining individually evaluated loans	37,609	244	3,122	34,487
Total individually evaluated loans	$40,839	$2,068	$3,422	$37,417

	December 31, 2022
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$5,903	$1,523	$130	$5,773
Remaining individually evaluated loans	72,438	252	3,436	69,002
Total individually evaluated loans	$78,341	$1,775	$3,566	$74,775

The (expense) income from credit adjustments related to individually evaluated loans carried at fair value was $(0.3) million and $7,000 for the three-month periods ended September 30, 2023 and 2022, respectively, and was $(0.9) million and $(1.0) million for the nine-month periods ended September 30, 2023 and 2022, respectively.

MSRs totaled $15.0 million at September 30, 2023. Of this $15.0 million MSR carrying balance, $0.9 million were recorded at fair value and included a valuation allowance of $85,000. The remaining $14.1 million were recorded at cost, as the fair value exceeded cost at September 30, 2023. At December 31, 2022, MSRs totaled $15.8 million. Of this $15.8 million MSR carrying balance, $1.7 million were recorded at fair value and included a valuation allowance of $182,000. The remaining $14.1 million were recorded at cost, as the fair value exceeded cost at December 31, 2022. The income related to MSRs carried at fair value during the three-month periods ended September 30, 2023 and September 30, 2022 was $16,000 and $59,000, respectively, and was $97,000 and $1.4 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

September 30, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,289	Sales comparison approach	Adj to comparables	0.0% - 202.0% (25.2%)
		Income approach	Capitalization rate	7.3% - 8.5% (7.8%)

Construction real estate	$455	Sales comparison approach	Adj to comparables	0.0% - 20.0% (10.0%)
		Income approach	Capitalization rate	7.3% (7.3%)

Residential real estate	$186	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.7%)

December 31, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$5,573	Sales comparison approach	Adj to comparables	0.0% - 202.0% (19.4%)
		Income approach	Capitalization rate	7.0% - 10.0% (7.9%)
		Cost approach	Entrepreneurial profit	10.0% - 12.0% (11.4%)
		Cost approach	Accumulated depreciation	38.8% (38.8%)

Residential real estate	$200	Sales comparison approach	Adj to comparables	1.9% - 119.8% (17.4%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At September 30, 2023 and at December 31, 2022, Park had Partnership Investments with a NAV of $26.7 million and $24.4 million, respectively. At September 30, 2023 and at December 31, 2022, Park had $19.4 million and $20.3 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2023 and 2022, Park recognized income of $924,000 and $97,000, respectively, and for the nine-month periods ended September 30, 2023 and 2022, recognized income of $683,000 and $2.6 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at September 30, 2023 and at December 31, 2022, was as follows:

	September 30, 2023
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$223,618	$223,618	$—	$—	$223,618
Investment securities (1)	1,609,156	—	1,603,030	6,126	1,609,156
Other investment securities (2)	2,794	2,328	—	466	2,794

Mortgage loans held for sale	2,866	—	2,866	—	2,866
Mortgage IRLCs	30	—	30	—	30
Individually evaluated loans carried at fair value	2,930	—	—	2,930	2,930
Other loans, net	7,259,317	—	—	7,086,524	7,086,524
Loans receivable, net	$7,265,143	$—	$2,896	$7,089,454	$7,092,350

Financial liabilities:
Time deposits	$603,165	$—	$601,491	$—	$601,491
Other	4,896	4,896	—	—	4,896
Deposits (excluding demand deposits)	$608,061	$4,896	$601,491	$—	$606,387

Short-term borrowings	$352,786	$—	$352,786	$—	$352,786
Subordinated notes	189,025	—	176,506	—	176,506

Derivative financial instruments - assets:
Loan interest rate swaps	$1,719	$—	$1,719	$—	$1,719

Derivative financial instruments - liabilities:
Fair value swap	$123	$—	$—	$123	$123
Loan interest rate swaps	1,719	—	1,719	—	1,719
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

The following tables present the Corporation's sources of other income by revenue stream and operating segment for the three-month and the nine-month periods ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30, 2023
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$2,593	$—	$2,593
Employee benefit and retirement-related accounts	2,568	—	2,568
Investment management and investment advisory agency accounts	3,407	—	3,407
Other	532	—	532
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	943	—	943
Demand deposit account (DDA) charges	1,060	—	1,060
Other	106	—	106
Other service income (1)
Credit card	719	—	719
HELOC	100	—	100
Installment	39	—	39
Real estate	1,497	—	1,497
Commercial	260	—	260
Debit card fee income	6,652	—	6,652
Bank owned life insurance income (2)	1,394	54	1,448
ATM fees	575	—	575
Loss on sale of OREO, net	(6)	—	(6)
OREO valuation markup	—	—	—
Gain (loss) on equity securities, net (2)	1,264	(266)	998
Other components of net periodic pension benefit income (2)	1,857	36	1,893
Miscellaneous (3)	2,328	1	2,329
Total other income	$27,888	$(175)	$27,713
(1) Of the $2.6 million of aggregate revenue included within "Other service income", approximately $1.3 million was within the scope of ASC 606, with the remaining $1.3 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $2.3 million, all of which were within the scope of ASC 606.

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
(1) Of the $3.0 million of aggregate revenue included within "Other service income", approximately $1.4 million was within the scope of ASC 606, with the remaining $1.6 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $3.7 million, all of which were within the scope of ASC 606.

	Nine Months Ended September 30, 2023
Revenue by Operating Segment (in thousands)	PNB	All Other	Total
Income from fiduciary activities
Personal trust and agency accounts	$7,668	$—	$7,668
Employee benefit and retirement-related accounts	7,507	—	7,507
Investment management and investment advisory agency accounts	9,842	—	9,842
Other	1,514	—	1,514
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,864	—	2,864
Demand deposit account (DDA) charges	3,167	—	3,167
Other	360	—	360
Other service income (1)
Credit card	2,132	—	2,132
HELOC	297	—	297
Installment	123	—	123
Real estate	4,462	—	4,462
Commercial	802	135	937
Debit card fee income	19,939	—	19,939
Bank owned life insurance income (2)	3,807	158	3,965
ATM fees	1,661	—	1,661
Loss on sale of OREO, net	(3)	—	(3)
OREO valuation markup	15	—	15
Gain (loss) on equity securities, net (2)	1,146	(528)	618
Other components of net periodic pension benefit income (2)	5,571	108	5,679
Miscellaneous (3)	4,367	1	4,368
Total other income	$77,241	$(126)	$77,115
(1) Of the $8.0 million of aggregate revenue included within "Other service income", approximately $4.1 million was within the scope of ASC 606, with the remaining $3.9 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $4.4 million, all of which were within the scope of ASC 606.

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
(1) Of the $12.7 million of aggregate revenue included within "Other service income", approximately $4.3 million was within the scope of ASC 606, with the remaining $8.4 million consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $7.8 million, all of which were within the scope of ASC 606.

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
•current and future economic and financial market conditions, either nationally or in the states in which Park and our subsidiaries do business, that may reflect deterioration in business and economic conditions, including the effects of higher unemployment rates or labor shortages, the impact of persistent inflation, the impact of continued elevated interest rates, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the impact of the Russia-Ukraine conflict and associated sanctions and export controls as well as the Israel-Hamas conflict), and any slowdown in global economic growth, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
•factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance;
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
•the impact of the changes in federal, state and local governmental policy, including the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates, government shutdown, infrastructure spending and social programs;
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
•changes in customers', suppliers', and other counterparties' performance and creditworthiness, and Park's expectations regarding future credit losses and our allowance for credit losses, may be different than anticipated due to the continuing impact of and the various responses to inflationary pressures and continued elevated interest rates;
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
•uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;
•Park's ability to meet heightened supervisory requirements and expectations;
•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, may adversely affect Park's reported financial condition or results of operations;
•Park's assumptions and estimates used in applying critical accounting policies and modeling which may prove unreliable, inaccurate or not predictive of actual results;
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
•the impact of widespread natural and other disasters, pandemics (including the COVID-19 pandemic), dislocations, regional or national protests and civil unrest (including any resulting branch closures or damages), military or terrorist activities or international hostilities (especially in light of the Russia-Ukraine conflict and the Israel-Hamas conflict) on the economy and financial markets generally and on us or our counterparties specifically;
•the potential further deterioration of the U.S. economy due to financial, political, or other shocks;
•the effect of healthcare laws in the U.S. and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results;
•the impact of larger or similar-sized financial institutions encountering problems, such as the recent closures of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas, which may adversely affect the banking industry and/or Park's business generation and retention, funding and liquidity, including potential increased regulatory requirements and increased reputational risk and potential impacts to macroeconomic conditions;
•Park's continued ability to grow deposits or maintain adequate deposit levels in light of the recent bank failures;
•unexpected outflows of deposits which may require Park to sell investment securities at a loss;
•and other risk factors relating to the financial services industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in "Item 1A. Risk Factors" of Part II of Park's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, in "Item 1A. Risk Factors" of Part II of Park's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 and in "Item 1A. Risk Factors" of Part II of this Quarterly Report on Form 10-Q.

Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by applicable law.

Non-U.S. GAAP Financial Measures

This Management's Discussion and Analysis (or "MD&A") contains non-U.S. GAAP financial measures where management believes them to be helpful in understanding Park’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measures, as well as the reconciliation from the comparable U.S. GAAP financial measures, can be found herein.

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

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for (recovery of) credit losses (aside from those related to former Vision Bank loan relationships), gains (losses) on equity securities, net, and asset valuation adjustments, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income for the three months and the nine months ended and at September 30, 2023 and September 30, 2022. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-U.S. GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating tangible book value per common share, a non-U.S. GAAP financial measure, tangible equity is divided by the number of common shares outstanding, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income, in each case during the applicable period.

Management believes that the disclosure of the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income presents additional information to the reader of the condensed consolidated financial statements, which, when read in conjunction with the condensed consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of average tangible equity from average shareholders' equity, average tangible assets from average assets, tangible equity from total shareholders' equity, tangible assets from total assets, and pre-tax, pre-provision net income from net income solely for the purpose of complying with SEC Regulation G and not as an indication that the annualized return on average tangible equity, the annualized return on average tangible assets, the tangible equity to tangible assets ratio, tangible book value per common share and pre-tax, pre-provision net income are substitutes for the annualized return on average equity, the annualized return on average assets, the total shareholders' equity to total assets ratio, book value per common share and net income, respectively, as determined in accordance with U.S. GAAP.

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

In calculating the ACL, management weighs several different scenarios, including a baseline (most likely) scenario and an adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) disagreements in Congress result in a longer shutdown of the federal government than in the baseline; (2) the Russian invasion of Ukraine persists longer than expected; (3) tensions between China and Taiwan increase and China briefly interrupts trade through the Taiwan Strait, worsening supply chain issues and eroding consumer and business confidence; (4) the Federal Reserve Board keeps the fed funds rate elevated through the fourth quarter of 2023 due to continued concerns about inflation, but starts to ease subsequently because of weakening economic conditions; (5) recent bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; and (6) the economy falls into recession in the fourth quarter of 2023. The adverse scenario forecasts Ohio unemployment for the next twelve months to range from 6.2% to 8.8%. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $26.4 million as of

September 30, 2023 if only the adverse scenario was used. Excluding consideration of general reserve adjustments, a corresponding $26.4 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the "Credit Metrics and (Recovery of) Provision for Credit Losses" section of this MD&A for additional discussion.

Goodwill: Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in each business acquired. Park’s goodwill, as of September 30, 2023, relates to the value inherent in the financial services industry and that value is dependent upon the ability of Park’s national bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems could lead to impairment of goodwill that could, in turn, adversely impact earnings in future periods.

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

Pension Plan: The determination of pension plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees will earn while working, as well as the present value of those benefits. Annual pension expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our pension plan. On January 1, 2023, the pension plan was amended to update the pension plan's benefit formula, vesting schedule and the hours of service basis. These changes were taken into account in the calculation of annual pension expense.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022

Summary Discussion of Results

Net income for the three months ended September 30, 2023 was $36.9 million, compared to $42.1 million for the third quarter of 2022. Diluted earnings per common share were $2.28 for the third quarter of 2023, compared to $2.57 for the third quarter of 2022. Weighted average diluted common shares outstanding were 16,217,880 for the third quarter of 2023, compared to 16,374,982 weighted average diluted common shares outstanding for the third quarter of 2022.

Net income for the nine months ended September 30, 2023 was $102.2 million, compared to $115.3 million for the first nine months of 2022. Diluted earnings per common share were $6.29 for the first nine months of 2023, compared to $7.05 for the first nine months of 2022. Weighted average diluted common shares outstanding were 16,261,109 for the first nine months of 2023, compared to 16,355,790 weighted average diluted common shares outstanding for the first nine months of 2022.

The following table reflects Park's consolidated net income for the third quarters of each of 2023 and 2022 and for the the first nine months of each of 2023 and 2022 (the nine months ended September 30).

(In thousands)	Q3 2023	Q3 2022	Nine months YTD 2023	Nine months YTD 2022	$ change Q to Q	% change Q to Q	$ change YTD to YTD	% change YTD to YTD
Net interest income	$94,269	$90,828	$278,039	$252,453	$3,441	3.8%	$25,586	10.1%
(Recovery of) provision for credit losses	(1,580)	3,190	1,095	1,576	$(4,770)	N.M.	$(481)	(30.5)%
Other income	27,713	46,694	77,115	109,543	$(18,981)	(40.6)%	$(32,428)	(29.6)%
Other expense	77,808	82,903	230,196	220,324	$(5,095)	(6.1)%	$9,872	4.5%
Income before income taxes	$45,754	$51,429	$123,863	$140,096	$(5,675)	(11.0)%	$(16,233)	(11.6)%
Income tax expense	8,837	9,361	21,629	24,829	$(524)	(5.6)%	$(3,200)	(12.9)%
Net income	$36,917	$42,068	$102,234	$115,267	$(5,151)	(12.2)%	$(13,033)	(11.3)%

Pre-tax, pre-provision net income (1)	$44,174	$54,619	$124,958	$141,672	$(10,445)	(19.1)%	$(16,714)	(11.8)%
(1) Pre-tax, pre-provision ("PTPP") net income is calculated as net income, (minus) plus income taxes, plus the (recovery of) provision for credit losses, in each case during the applicable period.

Highlights from the three-month and nine-month periods ended September 30, 2023 and 2022 included:

•During the three months ended September 30, 2023, Park recorded interest income of $16,000 related to PPP loans, compared to $361,000 for the three months ended September 30, 2022. During the nine months ended September 30, 2023, Park recorded interest income of $57,000 related to PPP loans, compared to $3.0 million for the nine months ended September 30, 2022.
•Park recognized a $5.6 million gain on the sale of OREO, net, during the three months and the nine months ended September 30, 2022 related to former Vision Bank relationships. There was no gain or loss on the sale of OREO, net, related to former Vision Bank relationships during the three months or the nine months ended September 30, 2023.
•Park recognized a $12.0 million OREO valuation markup during the three months and the nine months ended September 30, 2022 related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. There was no OREO valuation markup related to former Vision Bank relationships during the three months or the nine months ended September 30, 2023.
•During the three months and the nine months ended September 30, 2023, Park recorded income of $1.2 million as a result of an annual Visa incentive, which was the same amount recorded during the three months and the nine months ended September 30, 2022.
•During the three months and the nine months ended September 30, 2022, Park paid $1.8 million in one-time bonuses and accrued an additional $1.5 million for future one-time bonuses for associates. There were no similar one-time bonuses paid or accrued during the three months or the nine months ended September 30, 2023.

•During the three months and the nine months ended September 30, 2022, Park incurred expenses of $1.3 million and $1.7 million, respectively, in direct expenses related to the collection of payments on former Vision Bank loan relationships, compared to $0 and $100,000 for the three months and the nine months ended September 30, 2023, respectively.
•During the three months and the nine months ended September 30, 2022, Park contributed $4.0 million to its charitable foundation. There was no contribution made by Park to its charitable foundation during the three months or the nine months ended September 30, 2023.
•PNB loans outstanding at September 30, 2023 (i) increased 3.5% compared to September 30, 2022, (ii) increased 2.9% compared to December 31, 2022, and (iii) increased 2.0% compared to June 30, 2023.
•Park's loan portfolio had net loan charge-offs as a percentage of average loans of 0.06% for the three months ended September 30, 2023, compared to net charge-offs as a percentage of average loans of 0.04% for the three months ended September 30, 2022. Park's loan portfolio had net loan charge-offs as a percentage of average loans of 0.04% for the nine months ended September 30, 2023, compared to net loan charge-offs as a percentage of average loans of 0.02% for the nine months ended September 30, 2022.

Net income for each of the three months ended September 30, 2023 and September 30, 2022 and for each of the nine months ended September 30, 2023 and September 30, 2022, included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

Liquidity and Capital

Park continues to maintain strong capital and liquidity. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $2.17 billion at September 30, 2023.

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

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022	% change from 12/31/22	% change from 09/30/22
Net unrealized losses on debt securities	$138,240	$121,156	$151,330	14.10%	(8.65)%
Net unrealized losses on debt securities as a percentage of period end total assets	1.38%	1.23%	1.54%	12.20%	(10.39)%

Total shareholders' equity / Period end total assets	10.85%	10.85%	10.51%	—%	3.24%
Tangible equity / Tangible assets (1)	9.36%	9.33%	8.98%	0.32%	4.23%
(1) Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end.

Park has demonstrated that it has the tools available to remain under $10.0 billion in assets. Various tools such as moving deposits off balance, regulating loan growth, securitizing or packaging loans, and the sale of investment securities may be used to manage Park's balance sheet. Management expects to have assets totaling less than $10.0 billion at December 31, 2023.

Deposits

Park's deposits grew during the COVID pandemic and normalized throughout 2022 and the first nine months of 2023. In order to manage the impact of this growth on its balance sheet, Park has utilized a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. The balance of deposits transferred off balance sheet has declined as deposit balances have returned to normalized levels. The table below breaks out the change in deposit balances, by deposit type, for Park.

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Retail deposits	$4,110,821	$4,136,401	$4,263,947	$4,388,394	$4,416,228	$4,025,852	$3,748,039
Commercial deposits	4,133,903	4,222,575	4,030,497	3,846,321	3,488,300	3,546,506	3,304,573
Total deposits	$8,244,724	$8,358,976	$8,294,444	$8,234,715	$7,904,528	$7,572,358	$7,052,612
Off balance sheet deposits	763	767	164,600	195,937	983,053	710,101	—
Total deposits including off balance sheet deposits	$8,245,487	$8,359,743	$8,459,044	$8,430,652	$8,887,581	$8,282,459	$7,052,612
$ change from prior period end	$(114,256)	$(99,301)	$28,392	$(456,929)	$605,122	$1,229,847
% change from prior period end	(1.4)%	(1.2)%	0.3%	(5.1)%	7.3%	17.4%

During the three months ended September 30, 2023, total deposits including off balance sheet deposits decreased by $114.3 million, or 1.4%. This decrease consisted of a $25.6 million decrease in total retail deposits and a $88.7 million decrease in total commercial deposits. During the nine months ended September 30, 2023, total deposits including off balance sheet deposits decreased by $185.2 million, or 2.2%. This decrease consisted of a $277.6 million decrease in total retail deposits and a $195.2 million decrease in off balance sheet deposits, partially offset by a $287.6 million increase in total commercial deposits. The majority of off balance sheet deposits are commercial, and, thus, impact the increase in commercial deposits, as the deposits are moved back onto the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous table are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. The following tables detail the change in public fund deposits.

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Total public fund deposits	$1,400,807	$1,573,684	$1,518,319	$1,335,400	$1,548,217	$1,406,101	$1,293,090
$ change from prior period end	$(172,877)	$55,365	$182,919	$(212,817)	$142,116	$113,011
% change from prior period end	(11.0)%	3.6%	13.7%	(13.7)%	10.1%	8.7%

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022	$ change from 12/31/22	% change from 12/31/22	$ change from 9/30/22	% change from 9/30/22
Total public fund deposits	$1,400,807	$1,335,400	$1,743,210	$65,407	4.9%	$(342,403)	(19.6)%

As of September 30, 2023, Park had approximately $1.4 billion of uninsured deposits, which was 17.2% of total deposits. Uninsured deposits of $1.4 billion included $300 million of deposits which were over the $250,000 FDIC insured limit but were fully collateralized by Park's investment securities portfolio.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second, and third quarters of 2023, for the first nine months of each of 2023 and 2022 (the nine months ended September 30) and for the years ended December 31, 2022 and 2021. Park's segments include The Park National Bank ("PNB") and "All Other," which primarily consists of Park as the "Parent Company", Guardian Financial Services Company ("GFSC") and SE Property Holdings, LLC ("SEPH").

(In thousands)	Q3 2023	Q2 2023	Q1 2023	Nine months YTD 2023	Nine months YTD 2022	2022	2021
PNB	$40,788	$35,485	$36,269	$112,542	$107,923	$143,243	$159,461
All Other	(3,871)	(3,901)	(2,536)	(10,308)	7,344	5,108	(5,516)
Total Park	$36,917	$31,584	$33,733	$102,234	$115,267	$148,351	$153,945

Net income for each of the three months ended September 30, 2023 and September 30, 2022 and for each of the nine months ended September 30, 2023 and September 30, 2022, included several items of income and expense that impacted comparability of period results. These items are detailed in the "Items Impacting Comparability" section within this MD&A.

The following discussion provides additional information regarding the PNB segment, followed by additional information regarding the All Other segment.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2023, for the first nine months of each of 2023 and 2022 (the nine months ended September 30) and for the years ended December 31, 2022 and 2021.

(In thousands)	Q3 2023	Q2 2023	Q1 2023	Nine months YTD 2023	Nine months YTD 2022	2022	2021
Net interest income	$96,078	$93,549	$93,589	$283,216	$254,818	$350,646	$328,398
(Recovery of) provision for credit losses	(1,538)	2,524	915	1,901	2,045	5,834	(8,554)
Other income	27,888	25,091	24,262	77,241	89,420	115,211	126,802
Other expense	74,623	73,121	72,997	220,741	209,500	283,670	266,678
Income before income taxes	$50,881	$42,995	$43,939	$137,815	$132,693	$176,353	$197,076
Income tax expense	10,093	7,510	7,670	25,273	24,770	33,110	37,615
Net income	$40,788	$35,485	$36,269	$112,542	$107,923	$143,243	$159,461

Net interest income of $283.2 million for the nine months ended September 30, 2023 represented a $28.4 million, or 11.1%, increase compared to $254.8 million for the nine months ended September 30, 2022. The increase was a result of a $79.6 million increase in interest income, partially offset by a $51.2 million increase in interest expense.

The $79.6 million increase in interest income was due to a $60.1 million increase in interest income on loans and a $19.5 million increase in investment income. The $60.1 million increase in interest income on loans was primarily the result of a $263.8 million (or 3.82%) increase in average loans, from $6.90 billion for the nine months ended September 30, 2022 to $7.17 billion for the nine months ended September 30, 2023, as well as an increase in the yield on loans, which increased 96 basis points to 5.43% for the nine months ended September 30, 2023, compared to 4.47% for the nine months ended September 30, 2022. The $19.5 million increase in investment income was primarily the result of an increase in the yield on investments, including money market investments, which increased 155 basis points to 3.83% for the nine months ended September 30, 2023, compared to 2.28% for the nine months ended September 30, 2022. The increase in the yield on investments was partially offset by a decrease in average investments, including money market investments, from $2.22 billion for the nine months ended September 30, 2022 to $2.01 billion for the nine months ended September 30, 2023.

The $51.2 million increase in interest expense was due to a $49.0 million increase in interest expense on deposits, as well as a $2.2 million increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $248.8 million (or 4.70%) increase in average on-balance sheet interest bearing deposits from $5.29 billion for the nine months ended September 30, 2022, to $5.54 billion for the nine months ended September 30, 2023 as well as an increase in the cost of deposits of 118 basis points, from 0.24% for the nine months ended September 30, 2022 to 1.42% for the nine months ended September 30, 2023. The increase in on-balance sheet interest bearing deposits was due to an increase in transaction accounts, which was partially offset by decreases in savings accounts and time deposits. During the nine months ended September 30, 2023 and 2022, Park made the decision to continue its participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet.

The provision for credit losses of $1.9 million for the nine months ended September 30, 2023 represented a decline of $144,000, compared to $2.0 million for the nine months ended September 30, 2022. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional details regarding the level of the provision for (recovery of) credit losses recognized in each period presented above.

Other income of $77.2 million for the nine months ended September 30, 2023 represented a decrease of $12.2 million, or 13.6%, compared to $89.4 million for the nine months ended September 30, 2022. The $12.2 million decrease was primarily related to (i) a $4.4 million decrease in other service income, which was primarily due to declines in fee income from mortgage loan originations and mortgage servicing rights, partially offset by increases in investor rate locks and mortgage loans held for sale; (ii) a $3.8 million decrease in other miscellaneous income, which was primarily due to decreases in the net gain on the sale of loans and other assets and in other fee income; (iii) a $3.3 million decrease in other components of net periodic benefit income; (iv) a $1.1 million decrease in gain on equity securities, net, from a $2.3 million gain for the nine months ended September 30, 2022 to a $1.1 million gain for the nine months ended September 30, 2023; and (v) a $1.1 million decrease in service charges on deposits income, primarily related to a decrease in overdraft fee income. These decreases were partially offset by a $658,000 increase in fiduciary income, a $568,000 increase in debit card fee income, and a $451,000 increase in bank owned life insurance income.

A summary of mortgage loan originations for the first, second and third quarters of 2023 and 2022 and the years ended December 31, 2022 and 2021 follows.

(In thousands)	Q3 2023	Q2 2023	Q1 2023	Q3 2022	Q2 2022	Q1 2022	2022	2021
Mortgage Loan Origination Volume
Sold	$19,035	$15,805	$13,756	$27,025	$50,013	$69,053	$159,142	$555,278
Portfolio	78,847	65,252	32,743	90,551	63,104	53,498	263,287	284,686
Construction	27,826	20,659	13,124	34,026	34,044	32,928	120,794	119,555
Service released	1,678	1,583	1,576	2,537	4,580	4,660	14,738	13,802
Total mortgage loan originations	$127,386	$103,299	$61,199	$154,139	$151,741	$160,139	$557,961	$973,321

Refinances as a % of Total Mortgage Loan Originations	15.2%	19.1%	24.7%	24.0%	25.9%	41.7%	29.4%	54.2%

Total mortgage loan originations decreased $174.1 million, or 37.4%, to $291.9 million for the nine months ended September 30, 2023 compared to $466.0 million for the nine months ended September 30, 2022.

The table below reflects PNB's total other expense for the nine months ended September 30, 2023 and 2022.

(Dollars in thousands)	2023	2022	$ change	% change
Other expense:
Salaries	$99,883	$96,340	$3,543	3.7%
Employee benefits	31,957	30,221	1,736	5.7%
Occupancy expense	9,740	9,699	41	0.4%
Furniture and equipment expense	9,407	8,782	625	7.1%
Data processing fees	27,777	23,844	3,933	16.5%
Professional fees and services	18,696	16,020	2,676	16.7%
Marketing	3,688	3,922	(234)	(6.0)%
Insurance	5,895	3,875	2,020	52.1%
Communication	3,152	2,894	258	8.9%
State tax expense	3,187	3,332	(145)	(4.4)%
Amortization of intangible assets	989	1,146	(157)	(13.7)%
Foundation contribution	—	4,000	(4,000)	(100.0)%
Miscellaneous	6,370	5,425	945	17.4%
Total other expense	$220,741	$209,500	$11,241	5.4%

Total other expense of $220.7 million for the nine months ended September 30, 2023 represented an increase of $11.2 million, or 5.4%, compared to $209.5 million for the nine months ended September 30, 2022. The increase in salaries expense was primarily related to increases in base salary expense and share-based compensation expense, partially offset by decreases in additional compensation expense and officer incentive compensation expense. The increase in employee benefits expense was primarily related to increases in group insurance expense and payroll tax expense, partially offset by a decrease in retirement benefit expense. The increase in furniture and equipment expense was primarily related to increases in depreciation expense and maintenance and repairs on equipment expense. The increase in data processing fees was primarily related to increases in software data processing expense and debit card processing expense. The increase in professional fees and services expense was primarily due to increases in consulting, other fees, IntraFi insured deposit fees, temporary wages and directors' fees. The increase in insurance expense was due to an increase in FDIC insurance assessment expense. The increase in miscellaneous expense was due to increased expense related to fraud and other non-loan related losses, other miscellaneous expense and increased training and travel-related expenses, which were partially offset by a decrease in operating lease depreciation expense and a decrease in expense for the allowance for unfunded lines of credit.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the nine months ended September 30, 2023 and 2022 and as of or for the year ended December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022	% change from 12/31/22	% change from 09/30/22
Loans	7,349,580	7,141,362	7,102,503	2.92%	3.48%
Allowance for credit losses	84,601	85,370	83,947	(0.90)%	0.78%
Net loans	7,264,979	7,055,992	7,018,556	2.96%	3.51%
Investment securities	1,682,705	1,796,613	1,805,163	(6.34)%	(6.78)%
Total assets	9,959,528	9,815,951	9,816,644	1.46%	1.46%
Total deposits	8,536,433	8,534,320	8,606,272	0.02%	(0.81)%
Average assets (1)	9,941,499	10,011,932	9,934,726	(0.70)%	0.07%
Efficiency ratio (2)	60.75%	60.43%	60.40%	0.53%	0.58%
Return on average assets (3)	1.51%	1.43%	1.45%	5.59%	4.14%
(1) Average assets for the nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.9 million for the nine months ended September 30, 2023, $3.5 million for the year ended December 31 2022 and $2.6 million for the nine months ended September 30 2022.
(3) Annualized for the nine months ended September 30, 2023 and 2022.

Loans outstanding at September 30, 2023 were $7.35 billion, compared to (i) $7.14 billion at December 31, 2022, an increase of $208.2 million, and (ii) $7.10 billion at September 30, 2022, an increase of $247.1 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022	$ change from 12/31/22	% change from 12/31/22	$ change from 9/30/22	% change from 9/30/22
Home equity	$173,570	$167,232	$167,072	$6,338	3.8%	$6,498	3.9%
Installment	1,977,730	1,921,059	1,948,819	56,671	2.9%	28,911	1.5%
Real estate	1,295,769	1,195,037	1,171,079	100,732	8.4%	124,690	10.6%
Commercial	3,897,676	3,854,683	3,813,691	42,993	1.1%	83,985	2.2%
Other	4,835	3,351	1,842	1,484	44.3%	2,993	162.5%
Total loans	$7,349,580	$7,141,362	$7,102,503	$208,218	2.9%	$247,077	3.5%

Loans outstanding at September 30, 2023 were $7.35 billion, compared to $7.21 billion at June 30, 2023, an increase of $141.7 million. The $141.7 million increase represented a 2.0% (7.8% annualized) increase during the three months ended September 30, 2023.

The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2023	June 30, 2023	$ change from 6/30/23	% change from 6/30/23
Home equity	$173,570	$168,256	$5,314	3.2%
Installment	1,977,730	1,945,125	32,605	1.7%
Real estate	1,295,769	1,252,243	43,526	3.5%
Commercial	3,897,676	3,838,136	59,540	1.6%
Other	4,835	4,102	733	17.9%
Total loans	$7,349,580	$7,207,862	$141,718	2.0%

PNB's allowance for credit losses was $84.6 million at September 30, 2023, compared to (i) $85.4 million at December 31, 2022, a decrease of $0.8 million, or 0.9%, and (ii) $83.9 million at September 30, 2022, an increase of $0.7 million, or 0.8%.

Net charge-offs were $3.1 million, or 0.06% of total average loans, for the nine months ended September 30, 2023 and were $3.6 million, or 0.05% of total average loans, for the year ended December 31, 2022. Net charge-offs were $1.2 million, or 0.02% of total average loans, for the nine months ended September 30, 2022. Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) credit losses recognized in each period presented.

Total deposits at September 30, 2023 were $8.54 billion, compared to (i) $8.53 billion at December 31, 2022, an increase of $2.1 million, and (ii) $8.61 billion at September 30, 2022, a decrease of $69.8 million, or 0.8%. During the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, Park made the decision to continue participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At September 30, 2023, December 31, 2022 and September 30, 2022, Park had $763,000, $195.9 million, and $766.2 million, respectively, in deposits which were off-balance sheet. Total deposits would have decreased $193.1 million, or 2.2%, compared to December 31, 2022 had the $763,000 and $195.9 million in deposits remained on the balance sheet at the respective dates. Total deposits would have decreased $835.3 million, or 8.9%, compared to September 30, 2022 had the $763,000 and $766.2 million in deposits remained on the balance sheet at the respective dates.

The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022	$ change from 12/31/22	% change from 12/31/22	$ change from 9/30/22	% change from 9/30/22
Non-interest bearing deposits	$3,024,412	$3,374,269	$3,435,307	$(349,857)	(10.4)%	$(410,895)	(12.0)%
Transaction accounts	2,193,054	1,988,106	1,989,340	204,948	10.3%	203,714	10.2%
Savings	2,715,802	2,617,500	2,568,404	98,302	3.8%	147,398	5.7%
Certificates of deposit	603,165	554,445	613,222	48,720	8.8%	(10,057)	(1.6)%
Total deposits	$8,536,433	$8,534,320	$8,606,273	$2,113	—%	$(69,840)	(0.8)%
Off-balance sheet deposits	763	195,937	766,184	(195,174)	N.M.	(765,421)	N.M.
Total deposits including off-balance sheet deposits	$8,537,196	$8,730,257	$9,372,457	$(193,061)	(2.2)%	$(835,261)	(8.9)%

Total deposits at September 30, 2023 were $8.54 billion, compared to $8.66 billion at June 30, 2023, a decrease of $119.7 million, or 1.4%. The table below breaks out the change in deposit balances, by deposit type.

(Dollars in thousands)	September 30, 2023	June 30, 2023	$ change from 6/30/23	% change from 6/30/23
Non-interest bearing deposits	$3,024,412	$3,093,460	$(69,048)	(2.2)%
Transaction accounts	2,193,054	2,238,131	(45,077)	(2.0)%
Savings	2,715,802	2,755,961	(40,159)	(1.5)%
Certificates of deposit	603,165	568,609	34,556	6.1%
Total deposits	$8,536,433	$8,656,161	$(119,728)	(1.4)%
Off-balance sheet deposits	763	767	(4)	(0.5)%
Total deposits including off-balance sheet deposits	$8,537,196	$8,656,928	$(119,732)	(1.4)%

All Other

The table below reflects All Other net (loss) income for the first, second and third quarters of 2023, for the first nine months of each of 2023 and 2022 (the nine months ended September 30) and for the years ended December 31, 2022, and 2021.

(In thousands)	Q3 2023	Q2 2023	Q1 2023	Nine months YTD 2023	Nine months YTD 2022	2022	2021
Net interest (expense) income	$(1,809)	$(1,977)	$(1,391)	$(5,177)	$(2,365)	$(3,587)	$1,495
Recovery of credit losses	(42)	(32)	(732)	(806)	(469)	(1,277)	(3,362)
Other (loss) income	(175)	(76)	125	(126)	20,123	20,724	3,142
Other expense	3,185	2,764	3,506	9,455	10,824	14,308	16,840
Net (loss) income before income tax (benefit) expense	$(5,127)	$(4,785)	$(4,040)	$(13,952)	$7,403	$4,106	$(8,841)
Income tax (benefit) expense	(1,256)	(884)	(1,504)	(3,644)	59	(1,002)	(3,325)
Net (loss) income	$(3,871)	$(3,901)	$(2,536)	$(10,308)	$7,344	$5,108	$(5,516)

The net interest (expense) income for All Other included, for all periods presented, interest income on subordinated debt investments in PNB, which was eliminated in the consolidated Park totals, as well as interest income on GFSC loans and SEPH impaired loan relationships. The net interest (expense) income for All Other also included interest expense on $175.0 million aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued by Park in August 2020 (the "Park Subordinated Notes").

Net interest (expense) income reflected net interest expense of $5.2 million for the nine months ended September 30, 2023, compared to net interest expense of $2.4 million for the nine months ended September 30, 2022. The change was largely the result of a decrease of $2.4 million in loan interest income related to payment collections at SEPH, a decrease of $197,000 in net interest income from GFSC and an increase in interest expense on borrowings of $469,000 as the result of an increase in the applicable interest rate.

Refer to the “Credit Metrics and (Recovery of) Provision for Credit Losses” section for additional information regarding the All Other loan portfolio and the level of recovery of credit losses recognized in each period presented.

All Other had other loss of $(126,000) for the nine months ended September 30, 2023, compared to other income of $20.1 million for the nine months ended September 30, 2022. The decrease was due to a $12.0 million decrease in income from an OREO valuation markup, a $5.6 million decrease in gain on sale of OREO, net, a $1.2 million decrease in bank owned life insurance income as the result of death benefits received in 2022 which did not reoccur in 2023, as well as a $1.4 million decrease in gain (loss) on equity securities, net.

All Other had other expense of $9.5 million for the nine months ended September 30, 2023, compared to $10.8 million for the nine months ended September 30, 2022. The decrease was largely due to a $1.5 million decrease in professional fees and services expense.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2023, for the first nine months of each of 2023 and 2022 (the nine months ended September 30) and for the years ended December 31, 2022, and 2021.

(In thousands)	Q3 2023	Q2 2023	Q1 2023	Nine months YTD 2023	Nine months YTD 2022	2022	2021
Net interest income	$94,269	$91,572	$92,198	$278,039	$252,453	$347,059	$329,893
(Recovery of) provision for credit losses	(1,580)	2,492	183	1,095	1,576	4,557	(11,916)
Other income	27,713	25,015	24,387	77,115	109,543	135,935	129,944
Other expense	77,808	75,885	76,503	230,196	220,324	297,978	283,518
Income before income taxes	$45,754	$38,210	$39,899	$123,863	$140,096	$180,459	$188,235
Income tax expense	8,837	6,626	6,166	21,629	24,829	32,108	34,290
Net income	$36,917	$31,584	$33,733	$102,234	$115,267	$148,351	$153,945

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2023 and 2022

Net interest income increased by $3.4 million, or 3.8%, to $94.3 million for the third quarter of 2023, compared to $90.8 million for the third quarter of 2022. See the discussion under the table below.

	Three months ended September 30, 2023			Three months ended September 30, 2022
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,267,476	$103,529	5.65%	$7,039,040	$83,677	4.72%
Taxable investments	1,385,023	13,321	3.82%	1,528,169	10,319	2.68%
Tax-exempt investments (2)	421,028	3,671	3.46%	424,643	3,700	3.46%
Money market instruments	104,754	1,410	5.34%	573,858	3,180	2.20%
Interest earning assets	$9,178,281	$121,931	5.27%	$9,565,710	$100,876	4.18%

Interest bearing deposits	$5,634,621	$23,126	1.63%	$5,679,989	$6,582	0.46%
Short-term borrowings	164,237	1,136	2.74%	196,816	306	0.62%
Long-term debt	188,966	2,358	4.95%	188,494	2,228	4.69%
Interest bearing liabilities	$5,987,824	$26,620	1.76%	$6,065,299	$9,116	0.60%
Excess interest earning assets	$3,190,457			$3,500,411
Tax equivalent net interest income		$95,311			$91,760
Net interest spread			3.51%			3.58%
Net interest margin			4.12%			3.81%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $271,000 for the three months ended September 30, 2023 and $155,000 for the same period of 2022.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $771,000 for the three months ended September 30, 2023 and $777,000 for the same period of 2022.

Average interest earning assets for the third quarter of 2023 decreased by $387.4 million, or 4.1%, to $9,178 million for the third quarter of 2023, compared to $9,566 million for the third quarter of 2022. The average yield on interest earning assets increased by 109 basis points to 5.27% for the third quarter of 2023, compared to 4.18% for the third quarter of 2022.

Interest income for the three months ended September 30, 2023 and 2022 included purchase accounting accretion of $145,000 and $494,000, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $9,000 and $649,000, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the three months ended September 30, 2023 and 2022 also included $16,000 and $361,000, respectively, of interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, the yield on loans was 5.64% and 4.64% for the three months ended September 30, 2023 and 2022, respectively, and the yield on earning assets was 5.26% and 4.13% for the three months ended September 30, 2023 and 2022, respectively.

Average interest bearing liabilities for the third quarter of 2023 decreased by $77.5 million, or 1.3%, to $5,988 million, compared to $6,065 million for the third quarter of 2022. The average cost of interest bearing liabilities increased by 116 basis points to 1.76% for the third quarter of 2023, compared to 0.60% for the third quarter of 2022. During the three months ended September 30, 2023 and 2022, Park continued to participate in a OWS program in order to manage growth of the balance sheet. At September 30, 2023 and 2022, Park had $763,000 and $766.2 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Management from time to time has elected to move these funds both on and off the balance sheet throughout the quarter due to favorable interest rate conditions and other factors. When on the balance sheet, these deposits are included in the average interest bearing liabilities and related interest expense.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 4.11% and 3.75% for the three months ended September 30, 2023 and 2022, respectively.

Yield on Loans: Average loan balances increased $228.4 million, or 3.2%, to $7,267 million for the third quarter of 2023, compared to $7,039 million for the third quarter of 2022. The average yield on the loan portfolio increased by 93 basis points to 5.65% for the third quarter of 2023, compared to 4.72% for the third quarter of 2022. Average loans for the third quarters of 2023 and 2022 included $2.4 million and $9.7 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2023 and 2022.

	Three months ended September 30, 2023		Three months ended September 30, 2022
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$171,235	8.34%	$164,766	5.45%
Installment loans	1,962,225	5.66%	1,912,912	4.74%
Real estate loans	1,270,156	4.45%	1,147,402	3.85%
Commercial loans (1)	3,860,066	5.91%	3,808,863	4.93%
Other	3,794	9.10%	5,097	6.85%
Total loans before allowance	$7,267,476	5.65%	$7,039,040	4.72%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $271,000 for the three months ended September 30, 2023 and $155,000 for the same period of 2022.

Loan interest income for the three months ended September 30, 2023 and 2022 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, (a) the yield on home equity loans was 8.29%, the yield on installment loans was unchanged at 5.66%, the yield on real estate loans was unchanged at 4.45%, the yield on commercial loans was 5.90% and the yield on total loans before allowance was 5.64% for the three months ended September 30, 2023; and (b) the yield on home equity loans was 5.40%, the yield on installment loans was unchanged at 4.74%, the yield on real estate loans was 3.82%, the yield on commercial loans was 4.80% and the yield on total loans and leases before allowance was 4.64% for the three months ended September 30, 2022.

Cost of Deposits: Average interest bearing deposit balances decreased $45.4 million, or 0.8%, to $5,635 million for the third quarter of 2023, compared to $5,680 million for the third quarter of 2022. The average cost of funds on deposit balances increased by 117 basis points to 1.63% for the third quarter of 2023, compared to 0.46% for the third quarter of 2022. The table below shows for the three months ended September 30, 2023 and 2022, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2023		Three months ended September 30, 2022
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,309,320	1.62%	$2,197,169	0.38%
Savings deposits and clubs	2,742,151	1.54%	2,837,613	0.51%
Time deposits	583,150	2.11%	645,207	0.51%
Total interest bearing deposits	$5,634,621	1.63%	$5,679,989	0.46%

Comparison for the First Nine Months of 2023 and 2022

Net interest income increased by $25.6 million, or 10.1%, to $278.0 million for the first nine months of 2023, compared to $252.5 million for the first nine months of 2022. See the discussion under the table below.

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,166,863	$291,871	5.44%	$6,904,019	$234,209	4.54%
Taxable investments	1,418,433	39,731	3.74%	1,469,586	24,073	2.19%
Tax-exempt investments (2)	421,925	11,035	3.50%	398,405	10,185	3.42%
Money market instruments	181,793	6,715	4.94%	357,514	3,593	1.34%
Interest earning assets	$9,189,014	$349,352	5.08%	$9,129,524	$272,060	3.98%

Interest bearing deposits	$5,540,680	$58,719	1.42%	$5,292,194	$9,694	0.24%
Short-term borrowings	175,537	2,688	2.05%	203,888	740	0.49%
Long-term debt	188,847	7,018	4.97%	188,381	6,550	4.65%
Interest bearing liabilities	$5,905,064	$68,425	1.55%	$5,684,463	$16,984	0.40%
Excess interest earning assets	$3,283,950			$3,445,061
Tax equivalent net interest income		$280,927			$255,076
Net interest spread			3.53%			3.58%
Net interest margin			4.09%			3.74%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $571,000 for the nine months ended September 30, 2023 and $484,000 for the same period of 2022.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $2.3 million for the nine months ended September 30, 2023 and $2.1 million for the same period of 2022.

Average interest earning assets for the first nine months of 2023 increased by $59.5 million, or 0.7%, to $9,189 million for the first nine months of 2023, compared to $9,130 million for the first nine months of 2022. The average yield on interest earning assets increased by 110 basis points to 5.08% for the first nine months of 2023, compared to 3.98% for the first nine months of 2022.

Interest income for the nine months ended September 30, 2023 and 2022 included purchase accounting accretion of $509,000 and $1.5 million, respectively, related to the acquisitions of NewDominion and Carolina Alliance, as well as $596,000 and $3.0 million, respectively, of interest income related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. Interest income for the nine months ended September 30, 2023 and 2022 also included $57,000 and $3.0 million, respectively, of income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, the yield on loans was 5.42% and 4.41% for the nine months ended September 30, 2023 and 2022, respectively, and the yield on earning assets was 5.07% and 3.89% for the nine months ended September 30, 2023 and 2022, respectively.

Average interest bearing liabilities for the first nine months of 2023 decreased by $220.6 million, or 3.9%, to $5,905 million, compared to $5,684 million for the first nine months of 2022. The average cost of interest bearing liabilities increased by 115 basis points to 1.55% for the first nine months of 2023, compared to 0.40% for the first nine months of 2022. During the nine months ended September 30, 2023 and 2022, Park continued to participate in a OWS program in order to manage growth of the balance sheet. At September 30, 2023 and 2022, Park had $763,000 and $766.2 million, respectively, in OWS insured cash sweep deposits which were off-balance sheet. Management from time to time has elected to move these funds both on and off the balance sheet throughout the quarter due to favorable interest rate conditions and other factors. When on the balance sheet, these deposits are included in the average interest bearing liabilities and related interest expense.

Removing the impacts of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, the interest income related to payments on certain SEPH nonaccrual loan relationships and the interest income related to PPP loans, the net interest margin was 4.07% and 3.64% for the nine months ended September 30, 2023 and 2022, respectively.

Yield on Loans: Average loan balances increased $262.8 million, or 3.8%, to $7,167 million for the first nine months of 2023, compared to $6,904 million for the first nine months of 2022. The average yield on the loan portfolio increased by 90 basis points to 5.44% for the first nine months of 2023, compared to 4.54% for the first nine months of 2022. Average loans for the first nine months of 2023 and 2022 included $3.3 million and $32.3 million, respectively, of PPP loans.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$168,246	8.10%	$162,371	4.38%
Installment loans	1,933,664	5.32%	1,778,231	4.69%
Real estate loans	1,232,501	4.29%	1,133,199	3.76%
Commercial loans (1)	3,828,457	5.76%	3,826,017	4.70%
Other	3,995	8.86%	4,201	8.01%
Total loans before allowance	$7,166,863	5.44%	$6,904,019	4.54%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $571,000 for the nine months ended September 30, 2023 and $484,000 for the same period of 2022.

Loan interest income for the nine months ended September 30, 2023 and 2022 included the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance, interest income related to payments on certain SEPH nonaccrual loan relationships and interest income related to PPP loans. Excluding the impact of the purchase accounting accretion, SEPH-related income, and PPP income, (a) the yield on home equity loans was 8.03%, the yield on installment loans was unchanged at 5.32%, the yield on real estate loans was unchanged at 4.29%, the yield on commercial loans was 5.72% and the yield on total loans before allowance was 5.42% for the nine months ended September 30, 2023; and (b) the yield on home equity loans was 4.28%, the yield on installment loans was unchanged at 4.69%, the yield on real estate loans was 3.74%, the yield on commercial loans was 4.49% and the yield on total loans and leases before allowance was 4.41% for the nine months ended September 30, 2022.

Cost of Deposits: Average interest bearing deposit balances increased $248.5 million, or 4.7%, to $5,541 million for the first nine months of 2023, compared to $5,292 million for the first nine months of 2022. The average cost of funds on deposit balances increased by 118 basis points to 1.42% for the first nine months of 2023, compared to 0.24% for the first nine months of 2022. The table below shows for the nine months ended September 30, 2023 and 2022, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,226,680	1.42%	$1,848,771	0.19%
Savings deposits and clubs	2,757,767	1.39%	2,766,837	0.23%
Time deposits	556,233	1.54%	676,586	0.45%
Total interest bearing deposits	$5,540,680	1.42%	$5,292,194	0.24%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021 and 2020.

	Loans (1) (3)	Investments (2)	Money Market Instruments	Total(3)
2020 - year	4.71%	2.66%	0.26%	4.28%
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - first nine months	5.44%	3.69%	4.94%	5.08%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $571,000 for the nine months ended September 30, 2023, and $627,000, $704,000, and $623,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $2.3 million for the nine months ended September 30, 2023, and $2.9 million, $2.2 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3) Interest income for the nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021 and 2020 included $596,000, $3.7 million, $8.0 million, and $453,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $509,000, $1.8 million, $3.3 million, and $4.4 million, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Interest income for the nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021, and 2020 included $57,000, $3.1 million, $18.0 million and $16.7 million, respectively, of income related to PPP loans. Excluding all of these sources of income described in the preceding sentences of this footnote, the yield on loans was 5.42%, 4.55%, 4.27%, and 4.63% for the nine months ended September 30, 2023, and for the years ended December 31, 2022, 2021 and 2020, respectively, and the yield on total earning assets was 5.07%, 4.06%, 3.64%, and 4.20% for the nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021 and 2020, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021 and 2020.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total (1)
2020 - year	0.41%	0.40%	3.55%	0.52%
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - first nine months	1.42%	2.05%	4.97%	1.55%
(1) Interest expense for the years ended December 31, 2022, 2021 and 2020 included $7,000, $46,000, and $226,000, respectively, of the accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Excluding this income, for the years ended December 31, 2022, 2021 and 2020, the cost of funds on interest bearing deposits was 0.39%, 0.12%, and 0.41%, respectively, and the cost of total interest bearing liabilities was 0.54%, 0.28%, and 0.53%, respectively. There was no accretion of purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance for the nine months ended September 30, 2023.

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

The table below provides additional information on the (recovery of) provision for credit losses for the three-month and nine-month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$87,206	$81,448	$85,379	$83,197
Cumulative change in accounting principle; adoption of ASU 2022-02	—	—	383	—
Charge-offs	2,293	1,748	7,213	5,497
Recoveries	1,269	1,071	4,958	4,685
Net charge-offs	1,024	677	2,255	812
(Recovery of) provision for credit losses	(1,580)	3,190	1,095	1,576
Ending balance	$84,602	$83,961	$84,602	$83,961

Net charge-offs as a % of average loans (annualized)	0.06%	0.04%	0.04%	0.02%

The following table provides additional information related to the allowance for credit losses for Park including information related to specific reserves and general reserves, at September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022.

(Dollars in thousands)	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Total allowance for credit losses	$84,602	$87,206	$85,946	$85,379	$83,961
Allowance on accruing PCD loans	—	—	—	—	—
Specific reserves on individually evaluated loans	3,422	4,132	4,318	3,566	1,750
General reserves on collectively evaluated loans	$81,180	$83,074	$81,628	$81,813	$82,211

Total loans	$7,349,745	$7,208,109	$7,093,857	$7,141,891	$7,103,246
Accruing PCD loans	3,807	4,455	4,555	4,653	4,867
Individually evaluated loans (1)	40,839	43,887	59,384	78,341	43,670
Collectively evaluated loans	$7,305,099	$7,159,767	$7,029,918	$7,058,897	$7,054,709

Allowance for credit losses as a % of period end loans	1.15%	1.21%	1.21%	1.20%	1.18%
General reserve as a % of collectively evaluated loans	1.11%	1.16%	1.16%	1.16%	1.17%
(1) After the adoption of ASU 2022-02 on January 1, 2023, loans individually evaluated for impairment include all internally classified commercial nonaccrual loans. Prior to the adoption of ASU 2022-02, loans individually evaluated for impairment included all internally classified commercial nonaccrual loans and accruing TDRs.

The allowance for credit losses of $84.6 million at September 30, 2023 represented a $2.6 million, or 3.0%, decrease compared to $87.2 million at June 30, 2023. The decrease was largely due to a $1.9 million decrease in general reserves, reflecting an improvement in economic forecasts, particularly in the adverse scenario, along with a reduction in special mention loans during the quarter. Also contributing to the decline was a decrease of $710,000 in specific reserves.

The allowance for credit losses of $84.6 million at September 30, 2023 represented a $777,000, or 0.9%, decrease compared to $85.4 million at December 31, 2022. The decrease was due to a $633,000 decrease in general reserves and a decline of $144,000 in specific reserves.

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

The following table compares Park’s nonperforming assets at September 30, 2023, December 31, 2022 and September 30, 2022.

(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Nonaccrual loans	$55,008	$79,696	$44,612
Accruing TDRs (for years 2022 and prior) (1)	—	20,134	19,831
Loans past due 90 days or more	627	1,281	790
Total nonperforming loans	$55,635	$101,111	$65,233

OREO	1,354	1,354	1,354
Total nonperforming assets	$56,989	$102,465	$66,587

Percentage of nonaccrual loans to total loans	0.75%	1.12%	0.63%
Percentage of nonperforming loans to total loans (1)	0.76%	1.42%	0.92%
Percentage of nonperforming assets to total loans (1)	0.78%	1.43%	0.94%
Percentage of nonperforming assets to total assets (1)	0.57%	1.04%	0.68%
 (1) Effective January 1, 2023, Park adopted ASU 2022-02. Among other things, this ASU eliminated the concept of TDRs.

Included in the OREO totals above were $1.4 million of SEPH OREO at September 30, 2023, December 31, 2022, and September 30, 2022.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at September 30, 2023, December 31, 2022 and September 30, 2022. Loans are classified as current if they are less than 30 days past due.

	September 30, 2023		December 31, 2022			September 30, 2022
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$33,470	0.46%	$58,893	0.83%	1	$28,472	0.40%
Nonaccrual loans - past due	21,538	0.29%	20,803	0.29%		16,140	0.23%
Total nonaccrual loans	$55,008	0.75%	$79,696	1.12%		$44,612	0.63%
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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Pass-rated	$3,774,839	$3,709,065	$3,694,468
Special mention	84,517	79,855	77,156
Substandard	3,170	1,965	2,224
Individually evaluated for impairment (1)	40,839	78,341	43,670
Accruing PCD	3,728	4,563	4,648
Total	$3,907,093	$3,873,789	$3,822,166
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

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $87.7 million of collectively evaluated commercial loans included on the watch list at September 30, 2023, compared to $81.8 million at December 31, 2022, and $79.4 million at September 30, 2022. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The increase in watch list credits during the first nine months of 2023 was largely due to a $16.8 million hotel loan which was downgraded to special mention and a $7.3 million loan to a non-bank consumer finance company which was downgraded to special mention, partially offset by problem loan resolutions, including the upgrade to pass-rated of a $8.9 million hotel relationship. These two downgraded loans were both current in respect to their contractual terms at September 30, 2023. Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $16.3 million, or 0.22%, of total loans at September 30, 2023, compared to $18.9 million, or 0.26% of total loans at December 31, 2022, and $15.4 million or 0.22% of total loans at September 30, 2022.

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

Individually evaluated commercial loans were $40.8 million at September 30, 2023, a decrease of $37.5 million, compared to $78.3 million at December 31, 2022 and a decrease of $2.8 million, compared to $43.7 million at September 30, 2022. The $78.3 million of individually evaluated commercial loans at December 31, 2022 included $11.5 million of loans modified in a TDR which were on accrual status and performing in accordance with the restructured terms, up from $10.9 million at September 30, 2022.

At September 30, 2023, Park had taken partial charge-offs of $2.1 million related to the $40.8 million of individually evaluated commercial loans, compared to partial charge-offs of $1.8 million related to the $78.3 million of individually evaluated commercial loans at December 31, 2022.

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

Upon Park's adoption of CECL on January 1, 2021, $52,000 of the credit discount on PCD loans was reclassified to the allowance for credit losses. PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At September 30, 2023 and at December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at September 30, 2023 and at December 31, 2022 was $3.8 million and $4.7 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $549,000 at September 30, 2023. There were no nonaccrual loans acquired with deteriorated quality at December 31, 2022.

Allowance for Credit Losses: The allowance for credit losses is calculated on a quarterly basis. The methodology for calculating the ACL and assumptions made as of September 30, 2023 are detailed below.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural loan and the residential real estate loan portfolio segments. Peer data was incorporated into the analysis for the commercial real estate loan, the construction real estate loan, and the consumer portfolio loan segments. Park updated the LDA in the fourth quarter of 2022 with data through September 30, 2022. After considering the impact of the inclusion of periods impacted by COVID, as well as analysis of the ongoing applicability of the selected peer group, management decided it was appropriate to continue to utilize the LDA analysis from the fourth quarter of 2019 as the correlation of the LDA was higher.
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
◦As of September 30, 2023, the "most likely" scenario forecasted Ohio unemployment between 4.07% and 4.66% during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2023, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued elevated levels of inflation, volatile levels of consumer confidence, continued elevated interest rates, financial system stress and geopolitical conflict (including the conflicts between Russia and Ukraine and between Israel and Hamas), continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2023.

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
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in the markets in which Park operates that affect the collectability of financial assets.
•Where the U.S. economy is within a given credit cycle.

•The extent that there is government assistance (stimulus).

At September 30, 2023 and at December 31, 2022, Park had $2.4 million and $4.2 million, respectively, of PPP loans which were included in the commercial, financial and agricultural loan portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve at each of September 30, 2023 and December 31, 2022 was calculated for these loans to reflect minimal credit risk.

Additional Considerations
As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges as it adjusts to the new normal of work from home brought on by the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of September 30, 2023, Park had $212.7 million of loans which were fully or partially secured by non-owner-occupied office space. Of the $212.7 million in loans collateralized by non-owner-occupied office space, $210.1 million were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

Other Income

Other income decreased by $19.0 million to $27.7 million for the quarter ended September 30, 2023, compared to $46.7 million for the third quarter of 2022 and decreased $32.4 million to $77.1 million for the first nine months of 2023, compared to $109.5 million for the first nine months of 2022.

The decrease for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to decreases in service charges on deposit accounts, other service income, (loss) gain on sale of OREO, net, OREO valuation markup, other components of net periodic pension benefit income, and miscellaneous income, partially offset by increases in income from fiduciary activities, debit card fee income, bank owned life insurance income, and gain on equity securities, net.

The decrease for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to decreases in service charges on deposit accounts, other service income, bank owned life insurance income, (loss) gain on sale of OREO, net, OREO valuation markup, gain on equity securities net, other components of net periodic pension benefit income, and miscellaneous income, partially offset by increases in income from fiduciary activities and debit card fee income.

The following table provides a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Income from fiduciary activities	$9,100	$8,216	$884	$26,531	$25,872	$659
Service charges on deposit accounts	2,109	2,859	(750)	6,391	7,496	(1,105)
Other service income	2,615	2,956	(341)	7,951	12,715	(4,764)
Debit card fee income	6,652	6,514	138	19,939	19,371	568
Bank owned life insurance income	1,448	1,185	263	3,965	4,734	(769)
ATM fees	575	610	(35)	1,661	1,725	(64)
(Loss) gain on sale of OREO, net	(6)	5,607	(5,613)	(3)	5,611	(5,614)
OREO valuation markup	—	12,009	(12,009)	15	12,039	(12,024)
Gain on equity securities, net	998	58	940	618	3,120	(2,502)
Other components of net periodic pension benefit income	1,893	3,027	(1,134)	5,679	9,081	(3,402)
Miscellaneous	2,329	3,653	(1,324)	4,368	7,779	(3,411)
Total other income	$27,713	$46,694	$(18,981)	$77,115	$109,543	$(32,428)

Income from fiduciary activities increased by $884,000, or 10.8%, to $9.1 million for the three months ended September 30, 2023, compared to $8.2 million for the same period of 2022 and increased $659,000, or 2.5%, to $26.5 million for the nine months ended September 30, 2023 compared to $25.9 million for the same period in 2022. The majority of fiduciary fees are calculated on a lag, based on the market value of the assets under management. The average market value of assets under management for the three months ended September 30, 2023 was $7,797 million compared to $7,062 million for the same period in 2022. The average market value for the first nine months of 2023 was $7,635 million compared to $7,216 million for the same period in 2022.

Service charges on deposit accounts decreased by $750,000, or 26.2%, to $2.1 million for the three months ended September 30, 2023, compared to $2.9 million for the same period of 2022 and decreased $1.1 million, or 14.7%, to $6.4 million for the nine months ended September 30, 2023 compared to $7.5 million for the same period of 2022. The decreases for both the three-month and nine-month periods ended September 30, 2023 compared to the same periods in September 30, 2022 were primarily due to a decrease in NSF income, partially offset by an increase in account maintenance fees.

Other service income decreased by $341,000, or 11.5%, to $2.6 million for the three months ended September 30, 2023, compared to $3.0 million for the same period of 2022. The primary reasons for the decrease for the three months ended September 30, 2023 compared to the same period of 2022 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $287,000 and a decrease in commercial loan fee income of $128,000, partially offset by an increase in investor rate locks and mortgage loans held for sale of $54,000 and an increase in other consumer real estate fees of $121,000. Mortgage origination volume decreased by $26.8 million, or 17.4%, to $127.4 million for the three months ended September 30, 2023 from $154.1 million for the three months ended September 30, 2022.

Other service income decreased by $4.8 million, or 37.5%, to $7.9 million for the nine months ended September 30, 2023, compared to $12.7 million for the same period of 2022. The primary reasons for the decrease for the nine months ended September 30, 2023 compared to the same period of 2022 were a decrease in fee income related to mortgage loan originations to be sold in the secondary market of $2.9 million, a decrease in mortgage servicing rights income of $1.8 million, and a decrease in commercial loan fee income of $578,000, partially offset by an increase in investor rate locks and mortgage loans held for sale of $359,000 and an increase in other consumer real estate fees of $297,000. Mortgage origination volume decreased by $174.1 million, or 37.4%, to $291.9 million for the nine months ended September 30, 2023 from $466.0 million for the nine months ended September 30, 2022.

Bank owned life insurance income increased by $263,000, or 22.2%, to $1.4 million for the three months ended September 30, 2023, compared to $1.2 million for the same period of 2022 and decreased $769,000, or 16.2%, to $4.0 million for the nine months ended September 30, 2023, compared to $4.7 million for the same period of 2022. The increase for the three-month period ended September 30, 2023 compared to September 30, 2022 was due to an increase in received death benefits. The decrease for the nine-month period ended September 30, 2023 compared to September 30, 2022 was due to a decrease in received death benefits.

(Loss) gain on sale of OREO, net decreased by $5.6 million to a net loss on sale of OREO of $6,000 for the three months ended September 30, 2023 compared to a net gain on sale of OREO of $5.6 million for the three months ended September 30, 2022 and decreased $5.6 million to a loss gain on sale of OREO of $3,000 for the nine months ended September 30, 2023 compared to a net gain on the sale of OREO of $5.6 million for the same period in 2022. A $5.6 million gain on the sale of OREO, net, was recognized during the three months and the nine months ended September 30, 2022 related to former Vision Bank relationships. There was no gain on the sale of OREO, net, related to former Vision Bank relationships during the three months and the nine months ended September 30, 2023.

There was no OREO valuation markup income recognized in the three months ended September 30, 2023 compared to $12.0 million recognized during the three months ended September 30, 2022. OREO valuation markup income decreased by $12.0 million to $15,000 for the nine months ended September 30, 2023 compared to $12.0 million for the nine months ended September 30, 2022. The $12.0 million OREO valuation markup during the three months and the nine months ended September 30, 2022 related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. There was no OREO valuation markup related to former Vision Bank relationships during the three months and the nine months ended September 30, 2023.

Gain on equity securities, net, increased by $940,000, to a net gain of $998,000 for the three months ended September 30, 2023, compared to a net gain of $58,000 for the same period in 2022. The $940,000 increase for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was related to a $113,000 change in the gain (loss) on other equity securities which went from a net loss of $39,000 for the three months ended September 30, 2022 to a net gain of $74,000 for the three months ended September 30, 2023, and a $827,000 increase in the gain on equity securities held at NAV, which went from a $97,000 net gain for the three months ended September 30, 2022 to a $924,000 net gain for the three months ended September 30, 2023.

Gain on equity securities, net, decreased by $2.5 million, to a net gain of $618,000 for the nine months ended September 30, 2023, compared to a net gain of $3.1 million for the same period in 2022. The $2.5 million change for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was related to a $553,000 change in gain (loss) on other equity securities which went from a $488,000 net gain for the nine months ended September 30, 2022 to a $65,000 net loss for the nine months ended September 30, 2023, and a $1.9 million decrease in the gain on equity securities held at NAV, which went from a $2.6 million net gain for the nine months ended September 30, 2022 to a $683,000 net gain for the nine months ended September 30, 2023.

Other components of net periodic pension benefit income decreased $1.1 million to $1.9 million for the three months ended September 30, 2023 compared to $3.0 million for the same period in 2022 and decreased $3.4 million to $5.7 million for the nine months ended September 30, 2023 compared to $9.1 million for the same period in 2022. The decrease was largely due to a decrease in the expected return on plan assets and an increase in interest cost.

Miscellaneous income decreased $1.3 million, or 36.2%, to $2.3 million for the three months ended September 30, 2023 compared to $3.7 million for the same period of 2022. The decrease for the three-month period ended September 30, 2023 compared to the same period of 2022 was primarily a result of decreases in gains on sales of loans and other assets and settlement income and fees earned on off-balance sheet deposit accounts, partially offset by miscellaneous income received as a part of an investment fund liquidation.

Miscellaneous income decreased $3.4 million, or 43.8% to $4.4 million for the nine months ended September 30, 2023 compared to $7.8 million for the same period of 2022. The decrease for the nine-month period ended September 30, 2023 compared to the same period of 2022 was primarily a result of decreases in (i) brokerage income; (ii) operating lease income; (iii) wire transfer and ACH fees as a result of the reclassification of these fees to service charges on deposit accounts; (iv) settlement income and fees earned on off-balance sheet deposit accounts; and (v) gains on sales of loans and other assets; partially offset by a decrease in OREO devaluations and miscellaneous income received as a part of an investment fund liquidation.

Other Expense

Other expense decreased by $5.1 million to $77.8 million for the three months ended September 30, 2023 compared to $82.9 million for the same period of 2022 and increased by $9.9 million to $230.2 million for the nine months ended September 30, 2023 compared to $220.3 million for the nine months ended September 30, 2022.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Salaries	$34,525	$37,889	$(3,364)	$103,045	$99,462	$3,583
Employee benefits	10,822	9,897	925	32,176	30,595	1,581
Occupancy expense	3,203	3,455	(252)	9,770	9,709	61
Furniture and equipment expense	3,060	2,912	148	9,409	8,783	626
Data processing fees	9,700	8,170	1,530	28,032	24,090	3,942
Professional fees and services	7,572	8,359	(787)	22,158	20,992	1,166
Marketing	1,197	1,595	(398)	3,755	3,931	(176)
Insurance	2,158	1,237	921	5,932	3,887	2,045
Communication	1,135	1,098	37	3,217	2,923	294
State tax expense	1,125	1,186	(61)	3,499	3,545	(46)
Amortization of intangible assets	334	341	(7)	989	1,146	(157)
Foundation contribution	—	4,000	(4,000)	—	4,000	(4,000)
Miscellaneous	2,977	2,764	213	8,214	7,261	953
Total other expense	$77,808	$82,903	$(5,095)	$230,196	$220,324	$9,872

Salaries decreased by $3.4 million, or 8.9%, to $34.5 million for the three months ended September 30, 2023, compared to $37.9 million for the same period in 2022. The decrease for the three months ended September 30, 2023 compared to the same period of 2022 was due to a decrease of $3.7 million in additional compensation expense, a decrease of $2.2 million in officer incentive compensation, and a decrease in long-term incentive expense of $170,000. These decreases were partially offset by an increase in base salary expense of $2.6 million.

Salaries increased by $3.6 million, or 3.6%, to $103.0 million for the nine months ended September 30, 2023, compared to $99.5 million for the same period in 2022. The increase for the nine months ended September 30, 2023 compared to the same period of 2022 was due to an increase of $9.3 million in base salary expense as full-time equivalent employees increased from 1,711 at September 30, 2022 to 1,794 at September 30, 2023. Also contributing to the increase in the first nine months of 2023 compared to the first nine months of 2022 was an increase in long-term incentive expense of $559,000. These increases were partially offset by a decrease in additional compensation expense of $4.4 million and a decrease of $2.0 million in officer incentive compensation expense.

Employee benefits increased $925,000, or 9.3%, to $10.8 million for the three months ended September 30, 2023, compared to $9.9 million for the same period in 2022 and increased $1.6 million, or 5.2%, to $32.2 million for the nine months ended September 30, 2023 compared to $30.6 million for the same period. The $925,000 increase for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in group insurance costs of $1.3 million and an increase in payroll tax expense of $262,000, partially offset by decreased pension plan expense of $878,000. The $1.6 million increase for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in group insurance costs of $2.9 million, an increase in payroll tax expense of $815,000, and an increase in company match KSOP contributions of $247,000, partially offset by a decrease in pension plan expense of $2.6 million.

Furniture and equipment expense increased $148,000, or 5.1%, to $3.1 million for the three months ended September 30, 2023 compared to $2.9 million for the same period in 2022, and increased $626,000, or 7.1%, to $9.4 million for the nine months ended September 30, 2023 from $8.8 million for the same period in 2022. The increase for both the three-month and the nine-month periods ended September 30, 2023 compared to the same periods in 2022 related to an increase in depreciation expense.

Data processing expense increased $1.5 million, or 18.7%, to $9.7 million for the three months ended September 30, 2023 compared to $8.2 million for the same period in 2022, and increased $3.9 million, or 16.4%, to $28.0 million for the nine months ended September 30, 2023 from $24.1 million for the same period in 2022. The increase for both the three-month and the nine-month periods ended September 30, 2023 compared to the same periods in 2022 related to an increase in software expense and debit card processing costs.

Professional fees and services expense decreased $787,000, or 9.4%, to $7.6 million for the three months ended September 30, 2023 compared to $8.4 million for the same period in 2022. The decrease for the three-month period ended September 30, 2023 compared to the same period in 2022 related to (i) a $1.0 million decrease in management consulting fees with the elevated 2022 amount due to direct expenses related to the collection of payments on former Vision Bank loan relationships; (ii) a decrease of $280,000 in recruiting expenses; and (iii) a decrease of $387,000 in audit and supervisory exam expense, partially offset by a $310,000 increase in legal fees and a $266,000 increase in down payment assistance costs.

Professional fees and services expense increased $1.2 million, or 5.6%, to $22.2 million for the nine months ended September 30, 2023 compared to $21.0 million for the same period in 2022. The increase for the nine-month period ended September 30, 2023 compared to the same period in 2022 related to (i) a $252,000 increase in directors fees; (ii) a $527,000 increase in ICS fees; (iii) a $633,000 increase in legal expenses; (iv) a $300,000 increase in down payment assistance costs; (v) a $462,000 increase in other fees; and (vi) a $403,000 increase in temporary wages; partially offset by a $694,000 decrease in management consulting fees, a $374,000 decrease in recruiting expenses, and a $513,000 decrease in audit and supervisory exam expense.

Insurance expense increased $921,000 or 74.5%, to $2.2 million for the three months ended September 30, 2023 compared to $1.2 million for the same period in 2022 and increased $2.0 million, or 52.6%, to $5.9 million for the nine months ended September 30, 2023 compared to $3.9 million for the same period in 2022. The increase for both the three-month and the nine-month periods ended September 30, 2023 compared to the periods ended September 30, 2022 related to an increase in FDIC insurance assessment expense.

The Foundation contribution decrease for the three months and the nine months ended September 30, 2023, compared to the same periods of 2022, was due to a $4.0 million contribution being made to Park's charitable foundation during the three months and the nine months ended September 30, 2022. There was no contribution made by Park to its charitable foundation during the three months and the nine months ended September 30, 2023.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense increased $213,000, or 7.7%, to $3.0 million for the three-month period ended September 30, 2023, compared to $2.8 million for the same period in 2022. The $213,000 increase in expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily related to an increase in non-loan related losses of $248,000 and the accrual of a potential tax penalty of $592,000, partially offset by a decrease of $571,000 in the provision for unfunded credit losses.

The subcategory "miscellaneous" other expense increased $953,000, or 13.1%, to $8.2 million for the nine-month period ended September 30, 2023 compared to $7.3 million for the same period in 2022. The $953,000 increase in expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to an increase in non-loan related losses of $268,000, the accrual of a potential tax penalty of $592,000, an increase in travel expense of $329,000, and an increase of $419,000 in training expenses, partially offset by a $385,000 decrease in operating lease deprecation and a decrease of $181,000 in the provision for unfunded credit losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands except per common share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	Affected Line Item
Net interest income	$94,269	$90,828	$278,039	$252,453
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	145	494	509	1,516	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	—	1	—	6	Interest on deposits
less interest income on former Vision Bank relationships	9	649	596	2,996	Interest and fees on loans
Net interest income - adjusted	$94,115	$89,684	$276,934	$247,935

(Recovery of) provision for credit losses	$(1,580)	$3,190	$1,095	$1,576
less recoveries on former Vision Bank relationships	(40)	(20)	(788)	(527)	(Recovery of) provision for credit losses
(Recovery of) provision for credit losses - adjusted	$(1,540)	$3,210	$1,883	$2,103

Total other income	$27,713	$46,694	$77,115	$109,543
less other service income related to former Vision Bank relationships	—	3	135	503	Other service income
less Vision Bank related gain on the sale of OREO, net	—	5,607	—	5,607	(Loss) gain on the sale of OREO, net
less Vision Bank related OREO valuation markup	—	12,009	—	12,009	OREO valuation markup
Total other income - adjusted	$27,713	$29,075	$76,980	$91,424

Total other expense	$77,808	$82,903	$230,196	$220,324
less direct expenses related to collection of payments on former Vision Bank loan relationships	—	1,295	100	1,661	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	334	341	989	1,146	Amortization of intangible assets
less Foundation contribution	—	4,000	—	4,000	Foundation contribution
Total other expense - adjusted	$77,474	$77,267	$229,107	$213,517

Tax effect of adjustments to net income identified above (7)	$29	$(2,761)	$(197)	$(3,435)

Net income - reported	$36,917	$42,068	$102,234	$115,267
Net income - adjusted (6)	$37,028	$31,682	$101,492	$102,345

Diluted EPS	$2.28	$2.57	$6.29	$7.05
Diluted EPS- adjusted (6)	$2.28	$1.93	$6.24	$6.26

Annualized return on average assets (1)(2)	1.47%	1.61%	1.37%	1.55%
Annualized return on average assets- adjusted (1)(2)(6)	1.47%	1.21%	1.36%	1.37%

Annualized return on average tangible assets (1)(2)(4)	1.49%	1.63%	1.39%	1.57%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.50%	1.23%	1.38%	1.40%

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands except per common share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Annualized return on average shareholders' equity (1)(2)	13.28%	15.50%	12.48%	14.22%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	13.32%	11.68%	12.39%	12.62%

Annualized return on average tangible equity (1)(2)(3)	15.62%	18.33%	14.70%	16.80%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	15.66%	13.81%	14.59%	14.91%

Efficiency ratio (5)	63.25%	59.88%	64.29%	60.43%
Efficiency ratio- adjusted (5)(6)	63.05%	64.56%	64.21%	62.44%

Annualized net interest margin (5)	4.12%	3.81%	4.09%	3.74%
Annualized net interest margin- adjusted (5)(6)	4.11%	3.76%	4.07%	3.67%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months and the nine months ended September 30, 2023 and September 30, 2022, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
AVERAGE SHAREHOLDERS' EQUITY	$1,102,677	$1,076,526	$1,094,924	$1,084,080
Less: Average goodwill and other intangible assets	164,801	166,136	165,127	166,521
AVERAGE TANGIBLE EQUITY	$937,876	$910,390	$929,797	$917,559

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
AVERAGE ASSETS	$9,965,114	$10,384,049	$9,980,256	$9,964,863
Less: Average goodwill and other intangible assets	164,801	166,136	165,127	166,521
AVERAGE TANGIBLE ASSETS	$9,800,313	$10,217,913	$9,815,129	$9,798,342

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income	$120,889	$99,944	$346,464	$269,437
FTE adjustment	1,042	932	2,888	2,623
FTE interest income	$121,931	$100,876	$349,352	$272,060
Interest expense	26,620	9,116	68,425	16,984
FTE net interest income	$95,311	$91,760	$280,927	$255,076

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, (recovery of) provision for credit losses, total other income, and total other expense, as well as the disclosure of the "Tax effect of adjustments to net income identified above."

(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

(8) Pre-tax, pre-provision ("PTPP") net income is calculated as net income, plus income taxes, plus the (recovery of) provision for credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for (recovery of) credit losses.

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$36,917	$42,068	$102,234	$115,267
Plus: Income taxes	8,837	9,361	21,629	24,829
Plus: (Recovery of) provision for credit losses	(1,580)	3,190	1,095	1,576
Pre-tax, pre-provision net income	$44,174	$54,619	$124,958	$141,672

Income Tax

Income tax expense was $8.8 million for the third quarter of 2023 and consisted of federal income tax expense of $7.9 million and state income tax expense of $920,000. This compares to income tax expense of $9.4 million for the third quarter of 2022, which consisted of federal income tax expense of $9.0 million and state income tax expense of $341,000. The effective income tax rate for the third quarter of 2023 was 19.3%, compared to 18.2% for the same period in 2022. Income tax expense was $21.6 million for the nine months ended September 30, 2023 and consisted of federal income tax expense of $20.6 million and state income tax expense of $1.0 million. This compares to income tax expense of $24.8 million for the nine months ended September 30, 2022, which consisted of federal income tax expense of $23.8 million and state income tax expense of $987,000. The effective income tax rate for the nine months ended September 30, 2023 was 17.4%, compared to 17.7% for the same period in 2022.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2023 year will be approximately $6.9 million.

Comparison of Financial Condition
At September 30, 2023 and at December 31, 2022

Changes in Financial Condition

Total assets increased by $145.9 million during the first nine months of 2023 to $10,001 million at September 30, 2023, compared to $9,855 million at December 31, 2022. This increase was primarily due to the following:

•Cash and cash equivalents increased by $33.9 million, or 17.9%, to $223.6 million at September 30, 2023, compared to $189.7 million at December 31, 2022. Money market instruments increased by $50.4 million and cash and due from banks decreased by $16.5 million.
•Loans increased by $207.9 million, or 2.9%, to $7,350 million at September 30, 2023, compared to $7,142 million at December 31, 2022.
•Total investment securities decreased by $112.0 million, or 6.1%, to $1,709 million at September 30, 2023, compared to $1,821 million at December 31, 2022.

Total liabilities increased by $129.6 million, or 1.5%, during the first nine months of 2023 to $8,915 million at September 30, 2023, compared to $8,786 million at December 31, 2022. This increase was primarily due to the following:

•Total deposits increased by $10.0 million, or 0.1%, to $8,245 million at September 30, 2023, compared to $8,235 million at December 31, 2022. During 2020, Park made the decision to participate in an OWS program in order to manage the balance sheet. At September 30, 2023 and at December 31, 2022, Park had $763,000 and $195.9 million, respectively, in off-balance sheet deposits.
•Short-term borrowings increased by $125.4 million, or 55.2%, to $352.8 million at September 30, 2023, compared to $227.3 million at December 31, 2022.
•Other liabilities decreased by $7.6 million, or 9.6%, to $71.4 million at September 30, 2023, compared to $78.9 million at December 31, 2022.

Total shareholders’ equity increased by $16.3 million, or 1.5%, to $1,086 million at September 30, 2023, from $1,069 million at December 31, 2022. This increase was primarily due to the following:

•Retained earnings increased by $49.4 million during the period primarily as a result of net income of $102.2 million, partially offset by cash dividends on common shares of $51.6 million.
•Treasury shares increased by $19.0 million during the period as a result of the repurchase of an aggregate of 199,000 common shares to be held in treasury, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•The increases noted above were partially offset by a $13.5 million change in accumulated other comprehensive loss, net of taxes, from a negative $102.4 million at December 31, 2022, to a negative $115.9 million at September 30, 2023, and was largely comprised of unrealized net holding losses on debt securities AFS, net of taxes, of $109.2 million at September 30, 2023 compared to unrealized net holding losses on debt securities AFS, net of taxes of $95.7 million at December 31, 2022.

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

Liquidity

Cash provided by operating activities was $96.9 million and $89.6 million for the nine months ended September 30, 2023 and 2022, respectively. Net income was the primary source of cash from operating activities for each of the nine-month periods ended September 30, 2023 and 2022.

Cash used in investing activities was $120.5 million and $403.2 million for the nine months ended September 30, 2023 and 2022, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $95.1 million for the nine months ended September 30, 2023 and used cash of $175.2 million for the nine months ended September 30, 2022. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $203.3 million and $234.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash provided by financing activities was $57.6 million and $301.8 million for the nine months ended September 30, 2023 and 2022, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $10.0 million and $405.4 million of cash for the nine months ended September 30, 2023 and 2022, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the nine months ended September 30, 2023, net short-term borrowings increased and provided $125.4 million in cash. For the nine months ended September 30, 2022, net short-term borrowings decreased and used $49.3 million in cash. For the nine months ended September 30, 2023, cash declined by $23.0 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the nine months ended September 30, 2022. Finally, cash declined by $52.0 million and $51.6 million for the nine months ended September 30, 2023 and 2022, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $2.17 billion at September 30, 2023. The Corporation’s loan to asset ratio was 73.49% at September 30, 2023, compared to 72.47% at December 31, 2022 and 71.23% at September 30, 2022. Cash and cash equivalents were $223.6 million at September 30, 2023, compared to $189.7 million at December 31, 2022 and $207.4 million at September 30, 2022. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at September 30, 2023 was $1,085.6 million, or 10.9% of total assets, compared to $1,069.2 million, or 10.9% of total assets, at December 31, 2022 and $1,036.2 million, or 10.5% of total assets, at September 30, 2022.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2023. The following table indicates the capital ratios for PNB and Park at September 30, 2023 and December 31, 2022.

	At September 30, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.96%	10.92%	10.92%	12.34%
Park National Corporation	10.56%	12.92%	12.73%	16.16%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	8.34%	10.69%	10.69%	12.15%
Park National Corporation	9.90%	12.76%	12.57%	16.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 79 of Park’s 2022 Form 10-K (Table 39) for disclosure concerning contractual obligations and commitments at December 31, 2022. There were no significant changes in contractual obligations and commitments during the first nine months of 2023.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Loan commitments	$1,537,815	$1,416,699
Standby letters of credit	$31,241	$30,468

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a quarterly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. With the shift in deposit mix and other balance sheet composition changes, Park has experienced a moderation in earnings risk exposure to either rising or falling interest rate environments, and management views its risk profile as being relatively interest rate risk neutral. Management actively monitors changes in the sensitivity position and has ample tools to adjust exposure as needed. As a result, management expects further changes in interest rates to have a modest impact on net income.

On page 78 (Table 38) of Park’s 2022 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,087 million or 11.9% of total interest earning assets at December 31, 2022. At September 30, 2023, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $394.3 million or 4.25% of total interest earning assets.

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

On page 79 of Park’s 2022 Form 10-K, management reported that at December 31, 2022, the earnings simulation model projected that net income would increase by 3.7% using a rising interest rate scenario and decrease by 5.4% using a declining interest rate scenario over the next year. At September 30, 2023, the earnings simulation model projected that net income would decrease by 3.0% using a rising interest rate scenario and would increase by 2.6% in a declining interest rate scenario. At September 30, 2023, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of September 30, 2023 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2022 Form 10-K, we included a detailed discussion of our risk factors. In the first quarter of 2023, we identified one additional risk factor and updated an existing risk factor, which continue to apply to the third quarter of 2023. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in Park's 2022 Form 10-K or in this Quarterly Report on Form 10-Q could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The impact of larger or similar-sized financial institutions encountering problems may adversely affect Park's business, earnings and financial condition.

Park is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which Park operates. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas, during the first, second, and third quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While Park does not believe that the circumstances of these four banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including Park. Park will continue to monitor the ongoing events concerning these four banks as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

We may become subject to additional requirements and restrictions imposed by the U.S. Department of Justice (the "DOJ").

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

In accordance with the terms of the DOJ Consent Order, Park National Bank will invest a minimum of $7.75 million over five years in a loan subsidy fund to increase credit opportunities for home mortgage loans, home improvement loans, home refinance loans and home equity loans and lines of credit for consumers applying for loans in majority-minority census tracts ("MCTS") in Fairfield, Franklin, Hocking, Licking, Morrow and Perry counties in Ohio (the “Columbus Lending Area”). Park National Bank will also devote a minimum of $500,000 over five years toward one or more community development partnership programs that provide services to residents of MCTS in the Columbus Lending Area related to credit, financial education, homeownership and foreclosure prevention; and at least $750,000 over five years toward advertising, community outreach, consumer financial education and credit counseling in the Columbus Lending Area. Park National Bank will also establish one new mortgage loan production office and one new full-service branch in MCTS in the Columbus Lending Area and has hired four lenders, one of whom is Spanish-speaking, focused on serving these communities. In addition, Park National Bank will continue to maintain, throughout the term of the DOJ Consent Order, Park National Bank’s full-time Director of Community Home Lending and Development position, who will oversee Park National Bank’s lending in MCTS in the Columbus Lending Area.

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

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2023, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2023	—	$—	—	1,046,088
August 1 through August 31, 2023	38,678	103.58	38,678	1,007,410
September 1 through September 30, 2023	11,322	101.67	11,322	996,088
Total	50,000	$103.14	50,000	996,088

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)Not applicable
(b)As previously reported in "Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year" of the Current Report on Form 8-K filed by Park with the SEC on October 27, 2023, on October 23, 2023, the Park Board of Directors adopted and approved the amendment of Section 2.03 of Park's Regulations which addresses the requirements to be satisfied by a shareholder who wishes to nominate candidates for election as directors at an annual meeting of shareholders or at any special meeting of shareholders called for the purpose of electing directors.

The amendment to Section 2.03 of Park's Regulations:

•revise and enhance the procedures and disclosure requirements set forth in the advance notice provisions for director nominations made by shareholders, including (i) requiring specified information, representations, disclosures, and supplements regarding nominating shareholders, proposed nominees, and other persons related to, and acting in concert with, a shareholder and the shareholder’s solicitation of proxies; (ii) requiring a nominating shareholder to continue holding Park's common shares on the record date and at the time of the meeting of shareholders, in addition to at the time of giving notice of the nomination; (iii) clarifying that shareholders are not entitled to make additional or substitute nominations after the submission deadline and may only nominate a number of candidates to the Park Board of Directors that does not exceed the number of directors to be elected at such meeting; (iv) clarifying the authority of the Secretary of Park, the Park Board of Directors, or any committee of the Park Board of Directors to request additional information or written verification to demonstrate the accuracy of previously-provided information with respect to nominating shareholders and proposed nominees; (v) clarifying that a shareholder’s notice must include explicit cross-references (where relevant) and requiring that responses be explicitly set forth in the notice and not incorporated by reference; (vi) clarifying that a shareholder’s notice must provide all information required by Park's Regulations; and (vii) clarifying that a nomination may not be brought before a meeting of the shareholders if the notice contains untrue, incorrect, or incomplete information, or is not updated as relevant, and requiring a representation that information is true, accurate, and complete;

•provide that a shareholder's notice with respect to the proposed nomination of a director at an annual meeting of shareholders must be delivered to or mailed and received at the principal executive offices of Park not less than 60 days nor more than 90 days prior to the anniversary date of the previous year's annual meeting of shareholders provided, however, that if the date of the annual meeting of shareholders is held on a date more than 30 days before or more than 60 days after such anniversary date, to be timely notice must be delivered, or mailed and received, not earlier than the 90th day prior to such annual meeting of shareholders and not later than the 60th day prior to such annual meeting of shareholders;

•require that the information provided include the disclosure of all synthetic equity positions and short interests held by the nominating shareholder and such shareholder's affiliates and associates as well as by any proposed nominee; and

•address matters relating to Rule 14a-19 (the "Universal Proxy Rule") under the Exchange Act including (i) requiring that any shareholder submitting a nomination notice make a representation as to whether such shareholder intends to solicit proxies in support of director nominees other than Park's nominees in accordance with the Universal Proxy Rule, and if so, agree in writing that such shareholder will comply with the requirements of the Universal Proxy Rule; (ii) providing Park a remedy if a shareholder fails to satisfy the Universal Proxy Rule requirements; (iii) requiring that a shareholder inform Park if such shareholder no longer plans to solicit proxies in accordance with the Universal Proxy Rule; and (iv) requiring shareholders intending to use the Universal Proxy Rule to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rule at least five business days before the applicable meeting of shareholders upon request by Park;

The foregoing description of amended Section 2.03 of Park's Regulations does not purport to be complete and is qualified in its entirety by reference to the full text of Section 2.03 of Park's Regulations, which is included in Exhibit 3.1(a) and Exhibit 3.1(b) to Park's Current Report on Form 8-K filed with the SEC on October 27, 2023 and incorporated by reference into Exhibit 3.2(g) and Exhibit 3.2(h), respectively, to this Quarterly Report on Form 10-Q.

(c)During the three months (the quarterly period) ended September 30, 2023, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

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
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 24, 2023 of an Amendment to Section 6.01of Park National Corporation's Regulations to grant the Board of Directors the power to make limited future amendments to Park National Corporation's Regulations to the extent permitted by the Ohio General Corporation Law (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed April 25, 2023 (File No. 1-13006))

3.2 (g)
Certificate Regarding Adoption and Approval by the Board of Directors of Park National Corporation on October 23, 2023 of Amendments to Section 1.08 and Section 2.03 of Park National Corporation's Regulations (Incorporated herein by reference to Exhibit 3.1(a) to Park National Corporation's Current Report on Form 8-K dated and filed October 27, 2023 (File No. 1-13006))

3.2(h)
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including the amendments adopted and approved by the Board of Directors of Park National Corporation on October 23, 2023] (Incorporated herein by reference to Exhibit 3.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed October 27, 2023 (File No. 1-13006))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Filed herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Filed herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the nine months ended September 30, 2023 and 2022 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months and the nine months ended September 30, 2023 and 2022 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the nine months ended September 30, 2023 and 2022 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
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

PARK NATIONAL CORPORATION

November 1, 2023	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

November 1, 2023	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)