Form 10-K
period 2023-12-31
PARK NATIONAL CORP /OH/
filed 2024-02-23
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)    FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2023, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,608,482,724 based on the closing sale price as reported on NYSE American. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
16,116,479 Common Shares, no par value per share, outstanding at February 22, 2024.
DOCUMENT INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2024	Part III

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in this Annual Report on Form 10-K:

ACH	Automated clearing house	IRLC	Interest rate lock commitment
ACL	Allowance for credit losses	KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan
AFS	Available-for-sale	LDA	Loss driver analysis
Allowance	Allowance for credit losses	LGD	Loss given default
ASC	Accounting standards codification	LIBOR	London Inter-bank Offered Rate
ASU	Accounting standards update	LTIP	Long-Term Incentive Plan
ATM	Automated teller machine	MSRs	Mortgage servicing rights
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net asset value
Carolina Alliance	CAB Financial Corporation and its subsidiaries	NewDominion	NewDominion Bank
CECL	Current expected credit loss	OREO	Other real estate owned
CME	Chicago Mercantile Exchange	Park	Park National Corporation and its subsidiaries unless context otherwise requires
Company	Park National Corporation and its subsidiaries	Park National Bank	The Park National Bank
Corporation	Park National Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
COVID-19	Novel coronavirus	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
DDA	Demand deposit account	PPP	CARES Act Paycheck Protection Program
DOJ	U.S. Department of Justice	PTPP	Pre-tax, pre-provision
FASB	Financial Accounting Standards Board	Registrant	Park National Corporation
FDIC	Federal Deposit Insurance Corporation	ROU	Right-of-use
Federal Reserve Board	Board of Governors of Federal Reserve System	SARs	Stock appreciation rights
FFIEC	Federal Financial Institutions Examination Council	SEPH	SE Property Holdings, LLC
FHLB	Federal Home Loan Bank	SERP	Supplemental Executive Retirement Plan
FRB	Federal Reserve Bank	SOFR	Secured overnight financing rate
FTE	Fully taxable equivalent	TBRSUs	Time-based restricted stock units
GDP	Gross domestic product	TDRs	Troubled debt restructurings
GFSC	Guardian Financial Services Company	U.S.	United States
Guardian Finance	Guardian Financial Services Company	U.S. GAAP	United States generally accepted accounting principles
HELOC	Home equity line of credit	United States	United States of America
HPI	Home price index	Vision	Vision Bancshares, Inc.
HTM	Held-to-maturity	VOV	Verification of value

PART I

ITEM 1. BUSINESS.
The disclosures set forth in this Item are qualified by "ITEM 1A. RISK FACTORS" and the section captioned "FORWARD-LOOKING STATEMENTS" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.
General
Park National Corporation (“Park”) is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Park began operations as a bank holding company in 1987. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares, each without par value (the “common shares”), are listed on NYSE American, under the symbol “PRK.”
Park maintains an internet site which can be accessed at http://www.parknationalcorp.com. Information contained on Park’s internet site does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K. Park makes available free of charge on or through its internet site Park’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Park’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, in each case as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).
Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by the respective officers of Park’s subsidiaries.

Human Capital

Park is a community banking team that delivers an exceptional breadth and depth of resources to individuals and businesses. Our culture is deeply rooted in making an impact within the communities we serve. Our commitment to our community is more than words and is demonstrated through our associates' dedication to rolling up their sleeves to give back in meaningful ways.

At Park, banking is about more than money, and our jobs are more than the work we do. Park provides an experience that ignites a passion to serve, unlocks potential to grow and fuels the life our associates want to build for themselves and those they love. We believe the way we treat our clients, associates, and communities is what sets us apart from the competition and sustains our success. We provide opportunities for growth and advancement by empowering our associates and offering ongoing training to develop knowledge and skills. We strive to provide a safe, fair, caring and courteous work environment.

Associate Profile

Our associates are driven by purpose. We call it Serving More, and it's what drives our associates. We genuinely care about helping our customers and communities and we do the right thing, whether that means taking time to listen, seeing the world through someone else's eyes or doing what's best for them, not us. It all adds up to work that's deeply meaningful and so much more than just a job. We operate 96 financial service offices in Ohio, northern Kentucky, and the Carolinas, with support staff located throughout our footprint and at various administration offices. As of December 31, 2023, we had 1,799 active associates, consisting of 1,653 full-time and 146 part-time resulting in 1,782 full-time equivalent associates. At December 31, 2023, our associate population was 68% female and 32% male, with an average tenure of 9 years. Our branch delivery channels employ 33.4% of those associates.

Talent

We are dedicated to ensuring equal employment opportunities for all. Our hiring and promotion practices prioritize individuals who best match position requirements and exhibit strong potential for advancement.

Our Performance Management philosophy emphasizes rewarding associates based on performance. Through an annual goal-setting process and prompted quarterly updates, supervisors and associates collaboratively track progress. The annual associate evaluation process directly influences base salary reviews, fostering a culture that encourages personal and professional improvement. We value and rely on the experience and knowledge of our associates to help identify areas for enhancement.

Career Pathways and Professional Development

Park's professional growth programming is supported by our culture, which puts compassion before competition. Our associates have the freedom to own their journey through genuine support from their leaders. We provide development opportunities to maximize associate performance, strengthen engagement, and drive our competitive advantage. We enhance associates' knowledge and skills with high-quality, accessible training and professional development opportunities to support Park's mission of promoting long-term prosperity of the people and organizations we serve.

Our Learning and Development team is a strategic business partner dedicated to supporting the organization and helping associates meet their objectives. In 2023, this team continued building an infrastructure for the development of associates aligned with overall business outcomes. This included growing the team to further streamline training, enhance the onboarding experience, oversee associate development, implement learning solutions that promote belonging and connection, and support training needs across all lines of business.

Compensation & Benefits

Park's family-first benefits package showcases our value of supporting what matters most to our associates. Our investment in family, life/work balance, health and wellbeing, and financial security fuels the lives our associates want to build for themselves and those they love. Our compensation program includes market-aligned salary grades, an annual incentive compensation program for eligible associates, referral and rewards incentive programs available to associates based on job function, a long-term incentive plan ("LTIP") for select associates, and premium pay for associates working extended hours.

Park offers comprehensive benefit options to encourage and support associates to live healthy and financially secure lives. Available benefits include an employee stock ownership plan ("KSOP") with a company matching contribution, a defined benefit pension plan, health and life insurance, dependent care assistance, a health flexible spending plan, a long-term disability plan, paid time off, tuition reimbursement for qualified schooling and an employee assistance program. As part of our strategic plan, we are conducting a comprehensive review of all associate benefits. The first phase of this review, covering paid time off ("PTO") and the pension plan, was completed in 2022. In 2023, the focus was on the health plan and flexible spending account ("FSA") benefits, including medical, dental, vision, COBRA, health and dependent care FSAs. Enhancements to these benefits, including new administration, took effect January 1, 2024 and better position us to attract and retain associates.

Belonging

The Park National Bank’s ("Park National Bank's" or "PNB's") commitment to fostering a sense of belonging among its employees is integral to cultivating a workplace environment that promotes diversity, equity, and inclusion.

By actively prioritizing inclusivity through training like PNB's Outward Inclusion and Outward Mindset programs, Park creates a space where individuals from diverse backgrounds feel valued and accepted. This sense of belonging goes beyond mere representation and is rooted in the company's dedication to understanding and embracing the unique perspectives, experiences, and contributions of each employee.

When employees feel a genuine connection to their workplace, it not only enhances their job satisfaction but also encourages them to bring their authentic selves to work. This authenticity, in turn, catalyzes a positive feedback loop, fostering an atmosphere that celebrates differences and encourages open dialogue, which generates creative solutions and out-of-the-box ideas. In essence, a strong sense of belonging serves as the cornerstone for a more profound and lasting impact on diversity, equity, and inclusion within the organizational framework.

Belonging is a thread that Bank is weaving into every touchpoint of the employee life cycle and throughout what the bank calls, “Moments that Matter,” which embody key professional and personal moments such as new hire luncheons, work anniversary milestones, and baby and sympathy announcements.

Employee Culture & Retention

Park associates are united by a spirit of empathy and compassion and a genuine desire to serve others, whether customers, communities or colleagues. Associates value an environment where they can grow personally and professionally. We believe that is why so many choose to build a career and stay with Park.

Our voluntary turnover was 14.9% for 2023. As of December 31, 2023, 87% of our associates were shareholders through participation in our KSOP, under which we provide a discretionary 50% match for each associate’s regular contribution.

At Park, we pride ourselves on fostering a listening culture and regularly ask our associates to participate in an employee engagement survey so that we can better understand their perspective on all aspects of working for Park and take action on any areas of concern. We also benchmark this survey against other financial institutions. We are proud that 80% of our associates participated, and that our engagement survey scores were higher in 2023 than our previous survey in 2021, and we met or exceeded the industry benchmark in each of the eight metrics measured.

Our associate tenure reflects the effect of our efforts. By the end of 2023, 35% of our associates had been with our organization 10 years or more.

Banking Operations
Park’s banking operations are conducted through Park National Bank, a national banking association. Park National Bank engages in the commercial banking and trust business, generally in small and medium population areas in Ohio, North Carolina and South Carolina communities in addition to operations within the metropolitan areas of Columbus and Cincinnati, Ohio; Charlotte, North Carolina; and Louisville, Kentucky. As of the date of this Annual Report on Form 10-K, Park National Bank operated 96 financial service offices, including 91 branches, in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank delivers financial products and services through its 96 financial service offices and a network of 115 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices, including ParkDirect, a mobile bank experience.
There is one reportable segment for the Corporation.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company, operates as a separate subsidiary of Park. Guardian Finance formerly provided consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had one administrative office in Licking County, Ohio. During 2019, Guardian Finance stopped seeking new loans. At December 31, 2023, Guardian Finance loans outstanding totaled $101,000.
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
Both the junior subordinated notes and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened), and carried a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 148 basis points until the cessation of LIBOR on June 30, 2023. Since July 1, 2023, they carry a floating rate based on three-month CME Term SOFR plus 174 basis points. Payment of interest on the junior subordinated notes, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed 20 consecutive quarters, subject to specified conditions.
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

Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2023, PII held municipal securities with an amortized cost of $251.5 million.
NSCB 2, LLC; River Park Properties, LLC; Park ABQ, LLC; and X Holdings, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.
87A Orange Beach, LLC; Morningside Holding, LLC; Swindall Holdings, LLC; Swindall Partnership Holdings, LLC; Farm Holdings, LLC; Marina Holdings Z, LLC; Marina Holding WE, LLC; Alabama Apartment Holdings, LLC; and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.
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
Lending Activities
Park National Bank deals with consumers and a wide cross-section of businesses and corporations located primarily in the 26 Ohio counties, one Kentucky county, four North Carolina counties and four South Carolina counties served by the financial service offices of Park National Bank. At December 31, 2023, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the U.S. As a result of the Vision Bank-SEPH Merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank-SEPH Merger. Such origination (or modification) volume has been and is expected to continue to be insignificant to the consolidated Park entity.
Park National Bank makes lending decisions in accordance with the written loan policies adopted by Park, which are designed to maintain acceptable loan quality. Park National Bank originates and retains for its own portfolio commercial and commercial real estate loans, commercial leases, residential real estate loans, home equity lines of credit, and installment loans. Park National Bank also originates fixed-rate residential real estate loans for sale to the secondary market.
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
Commercial Loans
At December 31, 2023, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $3,196 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 42.7% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,296 million represented commercial, financial and agricultural loans, $1,876 million represented commercial real estate loans, and $24 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and loans originated by consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in "Table 8 - Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the counties where Park National Bank operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, accommodation and food services, health care and social assistance, other services, manufacturing, retail trade, agriculture, forestry, fishing and hunting, and professional, scientific, and technical services.
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
Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see "Table 8 - Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
The regulatory limit for loans made to one borrower by Park National Bank was $150.0 million at December 31, 2023. Participations in a loan by Park National Bank in an amount larger than $49.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $150.0 million, the total exposure of the largest single borrower within the commercial portfolio was $75.0 million at December 31, 2023.
Park has an independent, internal loan review program which annually evaluates all commercial loan relationships greater than $1.0 million, all new commercial loans greater than $1.0 million in its metropolitan markets of Columbus, Ohio; Cincinnati, Ohio; Louisville, Kentucky; and Charlotte, North Carolina, all new commercial loans greater than $500,000 in all other markets, and a risk-based sample of commercial relationships less than $1.0 million. If a loan has deteriorated, Park takes prompt action designed to increase the likelihood that it will be repaid. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, Park may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. Park then works with the borrower to develop a payment schedule which it anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans typically involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans also generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates, but the national prime rate and short-term FHLB of Cincinnati advance rates are the most common indices used. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 300 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from the borrower's customers. In the case of Park's commercial loans to non-bank consumer finance companies, the underlying cash flows are supported at times by sub-prime individual borrowers and present a higher level of risk compared to a more typical commercial loan to a business. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for credit losses related to the commercial, financial and agricultural loan portfolio, the commercial real estate portfolio and the commercial lease portfolio is provided in "Table 24 - Summary of Loan Credit Loss Experience" and "Table 26 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" found in Annual Report on Form 10-K.
Loans to Non-Bank Consumer Finance Companies
At December 31, 2023, Park National Bank had $414 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans issued by a consumer finance company that is, in turn, a borrower from Park National Bank. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.
Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon such experience and certain industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2023, Scope Aircraft Finance had $295 million in loans outstanding, primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2023, Park's subsidiaries had outstanding consumer loans (including automobile loans) in an aggregate amount of $1,946 million, constituting approximately 26.0% of their aggregate total loan portfolio. Park makes installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through an automobile and other vehicle dealer; whereas, direct loans are originated through direct customer interaction within Park's regions. For both direct and indirect loans, the final credit decisions are made by Park with the assistance of an automated underwriting platform (system). At December 31, 2023, of the $1,946 million in consumer loans, $1,734 million were originated through indirect lending, while the remaining $212 million were considered direct loans. At December 31, 2023, GFSC had no consumer loans with outstanding balances.
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
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the consumer loan portfolio is provided in "Table 24 - Summary of Loan Credit Loss Experience" and "Table 26 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Residential Real Estate and Construction Loans
At December 31, 2023, Park's subsidiaries had outstanding approximately $2,335 million in construction real estate loans and residential real estate loans, representing approximately 31.2% of total loans outstanding. Of the $2,335 million, approximately $2,030 million was included within the residential real estate loan segment, which included $609 million of commercial loans secured by residential real estate, $1,240 million of mortgage loans, $174 million of home equity lines of credit and $6 million of installment loans. The remaining $305 million was included within the construction real estate loan segment, which included $209 million of commercial land and development loans and $96 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky, North Carolina and South Carolina.
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

Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category that are made to be held in Park National Bank's portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Park’s management may decide to retain certain 15-year, fixed-rate residential mortgage loans, rather than sell in the secondary market. Park's management made a decision to retain certain 15-year, fixed-rate residential mortgage loans in 2023. At December 31, 2023 and 2022, Park reported $551 million and $550 million, respectively, of 15-year, fixed-rate residential mortgage loans on Park's Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
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
Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the residential real estate portfolio is provided in "Table 24 - Summary of Loan Credit Loss Experience" and "Table 26 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are generally made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in "Table 8 - Loan Maturity Distribution" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Annual Report on Form 10-K.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Park National Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, Park National Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Park National Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan credit loss experience, please see “ITEM 1A. RISK FACTORS – Economic, Political and Market Risks – Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.” and “– Business Operations Risks – Our allowance for credit losses may prove to be insufficient to absorb the expected, lifetime losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the construction financing portfolio is provided in "Table 24 - Summary of Loan Credit Loss Experience" and "Table 26 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

SEPH

SEPH is a non-bank subsidiary of Park that holds OREO property and non-performing loans. In addition to approximately $983,000 in OREO property, SEPH also held non-performing loans that were fully charged off as of December 31, 2023, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees work with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts. Park expects that the OREO will reduce over time and result in cash inflow to Park.

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
Associates
At December 31, 2023, Park and its subsidiaries had 1,799 active associates, consisting of 1,653 full-time and 146 part-time, resulting in 1,782 full-time equivalent associates.
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

The FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on insured institutions with assets of less than $10.0 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10.0 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10.0 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10.0 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years of the plan establishment, by September 30, 2028. The DRR was 1.26% as of September 30, 2022. Since the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. As of December 31, 2023, the DRR remained below the statutory minimum of 1.35%.

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
At December 31, 2023, approximately $112.9 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See "Note 25 - Dividend Restrictions" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

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

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2023, the reserve requirement ratio remains at zero percent.

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

Financial Privacy Provisions
Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-

affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and is conveyed to outside vendors.
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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See “ITEM 1C CYBERSECURITY”. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations

Furthermore, once final rules are adopted, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

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

On October 24, 2023, the federal banking agencies, including the OCC, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The impact the changes to the CRA will have on Park National Bank’s operations cannot be predicted at this time.

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

Public companies are required to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards. Park has adopted and implemented a clawback policy.
Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

•Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria)

•Truth in Lending Act (requiring that credit terms be disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably)

•Fair Housing Act (making it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of certain criteria)

•Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located)

•Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers' costs)

•Fair Credit Reporting Act (governing the provision of consumer information to credit reporting agencies and the use of consumer information)

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

In October 2017, the OCC rescinded its guidance on deposit advance products in light of the CFPB’s pending small dollar loan rule related to payday, vehicle title and certain high cost installment loans that was issued in November 2013 (the “Small Dollar Rule”). The Small Dollar Rule, however, has been the subject of further regulatory review and a court order staying compliance in connection with a legal challenge. The CFPB issued its final Small Dollar Rule on July 22, 2020, which became fully effective on October 20, 2020. Specifically, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. However, due to continuing appellate litigation regarding the constitutionality of the CPFB’s funding structure, which stems, in part, from legal challenges to the Small Dollar Rule, the effective date for nationwide compliance with the Small Dollar Rule remains uncertain at this time

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. As of the date of the filing of this Annual Report on Form 10-K, Park National Bank has not decided to offer such products, although this position may change as Park National Bank refines its business plan in the future.

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
Economic, Political and Market Risks

Inflation may have an adverse impact on our business and on our customers.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Treasury Department, FDIC and Federal Reserve Board have announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Treasury Department, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. In addition, inflation generally increases the cost of goods and services we use in our business operations which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing U.S. federal government budget deficit, the failure of the U.S federal government to raise the federal debt ceiling, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments, such as military conflicts in Ukraine and the Middle East, have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. In addition, disruptions in U.S. and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the U.S., which can affect our earnings and our capital, as well as the ability of our customers to repay loans. Because we have a significant number of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from pandemics, rising inflation, and increases in interest rates, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk, especially in light of the continued economic effects of sustained inflation. Information pertaining to the impact changes in interest rates could have on our net income is included in "Table 31 - Interest Rate Sensitivity" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

Up until 2020, Park's provision for credit losses had declined since the end of the most recent recession, which ended in June 2009, primarily due to improvement in general economic conditions, as well as actions taken by us to better manage our loan portfolio. During 2020, Park experienced elevated provision for credit losses primarily due to the impact of COVID-19. During 2021, 2022 and 2023, the provision fluctuated as a result of changes in economic forecasts and other assumptions. If we were to experience higher levels of provision for credit losses, it could result in lower levels of net income.
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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. Throughout 2023 and 2024 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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

Our financial condition, results of operation, and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.

The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, and the decision of Silvergate Bank in California to voluntarily liquidate its assets and wind down operations, each of which occurred during the first and second quarters of 2023, have caused uncertainty in the investor community and negative confidence among bank customers generally.

While we do not believe that the circumstances of these banks' failures and liquidations are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including us. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions, which in turn led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions and the composition of its deposits. Notwithstanding, our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention, and other related matters, our financial condition, results of operation, and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

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

In light of conditions in the global financial markets and the global economy that occurred in the last two decades, regulators have increased their focus on the regulation of the financial services industry. Most recently, the U.S. Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the U.S. Congress and regulations promulgated by federal bank regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of financial institutions, proposals to reform the housing finance market consider significant changes to Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

General Risk Factors

If our total consolidated assets exceed $10.0 billion, we will become subject to additional regulations
As of December 31, 2023, Park had total consolidated assets of $9.8 billion. However, should our total consolidated assets exceed $10.0 billion, Park and Park National Bank will become subject to heightened regulatory requirements stemming largely from the Dodd-Frank Act. These requirements include, but are not limited to, the following: (i) supervision, examination and enforcement by the CFPB with respect to federal consumer financial protection laws; (ii) a modified methodology and scorecard for calculating FDIC insurance assessments and, depending on the result of Park National Bank’s performance under the scorecard, potentially higher assessment rates; (iii) limitations on interchange transaction fees for debit card transactions; (iv) heightened compliance standards under the Volcker Rule; (v) enhanced supervision by the OCC and the Federal Reserve Board; and (vi) no longer being eligible to elect to be subject to the CBLR. The imposition of these regulatory requirements and increased supervision, should the $10.0 billion threshold be crossed, may require the additional commitment of financial resources to regulatory compliance and may increase Park National Bank’s cost of operations and provide greater limitations on the products and services that can be offered.

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

Park National Bank is subject to additional requirements and restrictions imposed by the U.S. Department of Justice (the “DOJ”) in the DOJ Consent Order approved by the U.S. District Court for the Southern District of Ohio, Eastern Division.

On February 28, 2023, Park National Bank reached an agreement with the DOJ to increase the efforts of Park National Bank to promote home lending in the Columbus, Ohio market. The agreement, which is reflected in the consent order filed on February 28, 2023, in the U.S. District Court for the Southern District of Ohio, Eastern Division (the “DOJ Consent Order”) and approved on March 2, 2023 by that Court, serves to voluntarily resolve all claims of the U.S. alleging that Park National Bank’s mortgage lending practices within the Columbus, Ohio Metropolitan Statistical Area violated the Fair Housing Act and the Equal Credit Opportunity Act.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 1C.    CYBERSECURITY

Park assesses, identifies, and manages risks from cybersecurity threats consistent with its broader risk management and operations systems, processes, and controls. Park’s information security and cybersecurity operations teams have primary responsibility for guarding against cybersecurity threats. The teams employ numerous security tools such as for threat detection, alerting and monitoring, data loss prevention, vulnerability remediation, and including end-point protections, webproxy, anti-malware, and email security protections. Park uses multi-factor authentication for computer and mobile devices, encryption technology, and requires virtual private network access to Park’s network for all remote employees. Park engages in annual recovery and information security tabletop exercises to simulate threats and events. Park engages third parties on an annual basis to conduct and report on penetration testing exercises. Park administers mandatory security awareness training to all associates on a monthly basis, enhanced administrator access training for security-related positions on an annual basis, and routinely administers employee email phishing testing and training. Topics of training include escalating suspicious activity, malware, insider threats, and email security.

Park maintains a third-party risk management program that is designed to evaluate, monitor and control risks connected with third-party vendors, particularly those vendors with access to or possession of sensitive information. The third-party risk management program solicits diligence materials from vendors and conducts internal risk assessments for vendors, including with regard to information security policies, practices, testing, and reporting. Diligence and internal risk assessments for vendors include analysis specific to the vendor’s transmission and storage of information, encryption practices, security appliances, vulnerability testing, and past security incidents. Vendor contract negotiations involve data protection terms and responsibilities regarding information breach notifications and reporting.

In designing and carrying out cybersecurity controls, Park follows the National Institute of Standards and Technology Cyber Security Framework for measuring readiness to respond, Sarbanes Oxley for assessment of internal controls, the Gramm-Leach-Bliley Act regarding information security, the Office of Comptroller of the Currency’s Cybersecurity Supervision Work Program, Interagency Guidance on Third-Party Relationships: Risk Management, other applicable regulatory guidelines, and federal and state laws.

Park’s Board of Directors recognizes the importance of cybersecurity in safeguarding sensitive information. The Board Risk Committee is responsible for overseeing Park’s Enterprise Risk Management program which includes responsibility for cybersecurity. The Park information security and business continuity teams, both part of Park’s Enterprise Risk Management, manage and oversee the Incident Response Plan and Cybersecurity Response Playbook. The Incident Response Plan and Cybersecurity Response Playbook guide Park’s response to cybersecurity issues and events. The Board Executive Committee is engaged in the final determination of whether a cybersecurity issue or event is material, as discussed below. Park's Board of Directors is regularly apprised of cybersecurity risks. Park’s information security team prepares and issues a quarterly report to the full Board of Directors on the status of incidents, health of program, penetration testing results, and risk assessments. Park’s cybersecurity operations team also prepares and issues a quarterly report to the full Board of Directors identifying cybersecurity trends, internal data, issues, events, and key-risk indicator metrics.

Park’s information security and cybersecurity operations teams have defined escalation paths for issues and events, which include engaging Park’s Incident Response Plan, and working issues and events through Park’s Cybersecurity Response Playbook. Evaluation of escalated events is performed first by the Information Security Officer and Chief Legal Officer, who track and log cybersecurity incidents across Park and Park’s vendors. Any incident assessed as potentially being or becoming material is further escalated to a leadership team that includes the Chief Financial Officer, Chief Operations Officer, Chief Risk Officer, Chief Information Officer, and Chief Accounting Officer. Events that leadership determines may be material are shared with the Board of Director’s Executive Committee for final review and evaluation. Park engages teams, including but not limited to information security, information technology, and fraud and security, to address and remediate cybersecurity events and issues as they arise. Park engages outside legal counsel for assistance in evaluating and remediating cybersecurity issues and events. Information regarding issues and events is also shared by Park leadership with both internal and external auditors.

Park’s business strategy, results of operations, and financial performance have not been materially affected by risks from cybersecurity threats. Park cannot provide assurance that business strategy, results of operations, or financial performance will not be materially affected in the future by such risks or any future incidents.

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

ITEM 3.LEGAL PROCEEDINGS.

We are routinely engaged in various litigation and other legal matters that are part of, or incidental to, our ordinary course of business and we have a number of unresolved lawsuits and open matters pending resolution. While the ultimate liability with respect to these matters and claims cannot be determined at this time, we believe that losses, damages, or liabilities, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations.
ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Park's common shares (symbol: PRK) are traded on NYSE American. At December 31, 2023, Park had 3,245 shareholders of record. Park currently intends to continue to pay quarterly cash dividends comparable to the regular quarterly cash dividends paid during the year ended December 31, 2023, subject to the regulatory restrictions described in "Note 25 - Dividend Restrictions" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," as well as in the section captioned "Supervision and Regulation of Park and Park's Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return performance for Park's common shares with the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index for the five-year period from December 31, 2018 to December 31, 2023. The NYSE Composite Index is a market capitalization-weighted index of the stocks listed on NYSE. The KBW NASDAQ Bank Index is comprised of 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions and focuses specifically on banking and de-emphasizes components that would be heavily insurance-related or investment-oriented. The S&P U.S. SmallCap Banks Index is a market capitalization-weighted index comprised of common stocks of U.S. financial services companies that are principally engaged in the business of providing services and products, including banking, investment services, insurance and real estate finance services.

Park believes that the KBW NASDAQ Bank Index and the S&P U.S. SmallCap Banks Index are the appropriate industry indices for Park to use for the five-year total shareholder return performance comparison given the nature of the services provided by the financial services companies included in each.

Total Return Performance
	Period Ended
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Park National Corporation	100.00	125.91	135.49	183.67	194.94	191.04
NYSE Composite Index	100.00	125.51	134.28	162.04	146.89	167.12
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

The annual compound total return on Park’s common shares for the past five years was a positive 13.8%.  By comparison, the annual compound total returns for the past five years on the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index were a positive 10.8%, a positive 5.6% and a positive 7.0%, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Park's common shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2023, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2023	—	—	—	996,088

November 1 through November 30, 2023	—	—	—	996,088

December 1 through December 31, 2023	—	—	—	996,088

Total	—	—	—	996,088

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

At the 2017 Annual Meeting of Shareholders held on April 24, 2017, Park's shareholders approved the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP. The common shares to be issued and delivered under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares. No newly-issued common shares will be delivered under the 2017 Employees LTIP or the 2017 Non-Employee Directors LTIP. On April 24, 2017, Park's Board of Directors authorized the purchase, from time to time, of up to 750,000 Park common shares and 150,000 Park common shares, respectively, to be held as treasury shares for subsequent issuance and delivery under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP. No awards shall be granted under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP after the tenth anniversary of these plans.

On January 23, 2017, Park announced that on that same day, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Park common shares. On January 28, 2019, Park announced that on that same day, the Park Board of Directors authorized Park to repurchase, from time to time following receipt of any required approval from the Federal Reserve, up to 500,000 Park common shares in addition to the 500,000 Park common shares which had been authorized for repurchase by the Park Board of Directors on January 23, 2017 and remained available for repurchase as of January 28, 2019. The required approval was received by Park in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019. These programs do not have a termination date.

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
•the impact of larger or similar-sized financial institutions encountering problems which may adversely affect the banking industry and/or Park's business generation and retention, funding and liquidity, including potential increased regulatory requirements and increased reputational risk and potential impacts to macroeconomic conditions;
•Park's continued ability to grow deposits or maintain adequate deposit levels due to changing customer behaviors;
•unexpected outflows of deposits which may require Park to sell assets at a loss;
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

Non-U.S. GAAP Financial Measures

Park's management uses certain non-U.S. GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income ("PTPP").

Management has included in this Management's Discussion and Analysis of Financial Condition and Results of Operation, information relating to the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income for the years ended December 31, 2023 and December 31, 2022. For the purpose of calculating the return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income, in each case during the applicable period.

Management believes that the disclosure of the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided a reconciliation of average tangible equity from average shareholders' equity, average tangible assets from average assets, tangible equity from total shareholders' equity, tangible assets from total assets, and pre-tax, pre-provision net income from net income solely for the purpose of complying with SEC Regulation G and not as an indication that the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-provision net income are substitutes for the return on average equity, the return on average assets, the total shareholders' equity to total assets ratio, and net income, respectively, as determined in accordance with U.S. GAAP

FTE (fully taxable equivalent) Financial Measures

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

OVERVIEW

The table below reflects Park's net income for the years ended December 31, 2023, 2022 and 2021.

Table 1 - Summary Income Statement
(In thousands)	2023	2022	2021
Net interest income	$373,113	$347,059	$329,893
Provision for (recovery of) credit losses	2,904	4,557	(11,916)
Other income	92,634	135,935	129,944
Other expense	309,239	297,978	283,518
Income before income taxes	$153,604	$180,459	$188,235
Income tax expense	26,870	32,108	34,290
Net income	$126,734	$148,351	$153,945
Pre-tax, pre-provision net income (1)	$156,508	$185,016	$176,319
(1) PTPP net income is calculated as net income, plus income taxes, plus the provision for (recovery of) credit losses, in each case during the applicable period.

Net income for the year ended December 31, 2023 of $126.7 million represented a $21.6 million, or 14.6%, decrease compared to $148.4 million for the year ended December 31, 2022. Net income for the year ended December 31, 2022 of $148.4 million represented a $5.6 million, or 3.6%, decrease compared to $153.9 million for the year ended December 31, 2021.

Pre-tax, pre-provision net income (non-U.S. GAAP) for the year ended December 31, 2023 of $156.5 million represented a $28.5 million, or 15.4%, decrease compared to $185.0 million for the year ended December 31, 2022. Pre-tax, pre-provision net income for the year ended December 31, 2022 of $185.0 million represented a $8.7 million, or 4.9%, increase compared to $176.3 million for the year ended December 31, 2021.

Highlights from the years ended December 31, 2023, 2022, and 2021 included:

•Park completed a series of debt security sale trades in November 2023, selling an aggregate of $291.0 million in available-for-sale ("AFS") debt securities with a net pre-tax loss of $7.9 million for the year ended December 31, 2023. Among the various objectives of the trade, the liquidity generated from the sale was used to reduce borrowing needs and improve the overall net interest margin. No gain or loss on the sale of debt securities was recorded in the years ended December 31, 2022 or December 31, 2021.
•Net interest income for the year ended December 31, 2023 of $373.1 million represented a $26.1 million, or 7.5%, increase compared to $347.1 million for the year ended December 31, 2022. Net interest income for the year ended December 31, 2022 of $347.1 million represented a $17.2 million, or 5.2%, increase compared to $329.9 million for the year ended December 31, 2021.
◦During the year ended December 31, 2023, Park recorded interest income of $69,000 related to PPP loans, compared to $3.1 million for the year ended December 31, 2022 and $18.0 million for the year ended December 31, 2021.
•Park recognized a $5.6 million gain on the sale of OREO, net, during the year ended December 31, 2022 related to former Vision Bank relationships. There was no gain on the sale of OREO, net, related to former Vision Bank relationships during the years ended December 31, 2023 or December 31, 2021.
•Park recognized a $12.0 million OREO valuation markup during the year ended December 31, 2022 related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship compared to $46,000 for the year ended December 31, 2023. There was no OREO valuation markup related to former Vision Bank relationships during the year ended December 31, 2021.
•During the years ended December 31, 2023, 2022, and 2021, Park incurred $100,000, $1.8 million, and $1.4 million, respectively, in direct expenses related to the collection of payments on former Vision Bank loan relationships.
•During the year ended December 31, 2023, Park contributed $1.0 million to its charitable foundation, compared to $4.0 million for each of the years ended December 31, 2022 and December 31, 2021.
•Park's loans outstanding at December 31, 2023 increased 4.7% compared to December 31, 2022. Park's loans outstanding at December 31, 2022 increased 3.9% compared to December 31, 2021.
•Park's loan portfolio had net loan charge-offs as a percentage of average loans of 0.07% for the year ended December 31, 2023, compared to net loan charge-offs as a percentage of average loans of 0.03% for the year ended December 31, 2022 and net loan recoveries as a percentage of average loans of 0.05% for the year ended December 31, 2021.

Net income for each of the years ended December 31, 2023, 2022 and 2021, included several items of income and expense that impacted comparability of period results. These items are detailed in the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

DIVIDENDS ON COMMON SHARES

Cash dividends declared on Park's common shares were $4.20 in 2023, $4.66 in 2022 and $4.52 in 2021. Dividends declared as a percentage of net income was 54%, 51% and 48% for 2023, 2022, and 2021, respectively. Management targets a dividend payout ratio of 50% each year.

The quarterly cash dividend on Park's common shares was $1.05 per share for each of the quarters of 2023. The quarterly cash dividend on Park's common shares was $1.04 per share for the first, second and third quarter of 2022, and $1.54 per share for the fourth quarter of 2022. The fourth quarter of 2022 included a one-time special cash dividend of $0.50 per share. The quarterly cash dividend on Park's common shares was $1.23 per share for the first quarter of 2021, $1.03 per share for the second and third quarter of 2021, and $1.23 per share for the fourth quarter of 2021. The first and fourth quarters of 2021 included a one-time special cash dividend of $0.20 per share.

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

One of the significant judgments impacting the ACL estimate is the economic forecasts for Ohio unemployment, Ohio GDP, and Ohio HPI. These economic forecasts inform the regression model used to calculate cash flows during the reasonable and supportable forecast period. Additionally, multiple economic forecast scenarios are weighted to arrive at the quantitative reserve. Changes in the economic forecast or weighting could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At December 31, 2023, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Tensions with China and Taiwan increase and China briefly interrupts trade through the Taiwan Strait and that the Russian invasion lasts longer than expected. Worries grow that the Hamas-Israel conflict will lead to a wider conflict. (2) Due to continuing concerns about inflation, the Fed keeps the fed funds rate at the terminal range of 5.25-5.50% through the first quarter of 2024 and, as downturn persist, the Fed begins to lower rates. (3) Europe goes into a recession. Populism in Europe rises, raising uncertainties about the longevity of the Euro and causes financial stress to highly indebted nations, especially Italy. (4) Risk of an extended government shutdown increases, causing consumer and business confidence to fall. (5) Concerns about bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards. (6) Recession occurs in the first quarter of 2024 and lasts through the third quarter of 2024. Real GDP declines by 2.6%. Unemployment rate rises to a peak of 7.7% in the first quarter of 2025. The stock market falls 35% from the first quarter of 2024 to the third quarter of 2024. The adverse scenario forecasts Ohio unemployment for the next twelve months to range from 6.2% to 8.8%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $23.6 million as of December 31, 2023 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $23.6 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

The most significant of these assumptions is the discount rate and the expected return on assets. The discount rate utilized for the December 31, 2023 calculation was 5.14% and the expected return on plan assets was 6.92%. This compares to the discount rate utilized for the December 31, 2022 calculation of 5.32% and the expected return on plan assets of 6.92%. Presented below is the estimated impact on Park's projected benefit obligation ("PBO") and 2024 pension expense assuming changes in the significant assumptions.

Table 2 - Pension Sensitivity
	Discount Rate		Expected Return on Plan Assets
(In thousands)	- 25 BPS	+25 BPS	- 50 BPS	+50 BPS
Change in PBO	$3,580	$(3,420)	N.A.	N.A.
Change in Pension Expense	80	(70)	$1,140	$(1,140)

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

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions.  At December 31, 2023, Park operated 96 financial service offices (including those of PNB and Scope Leasing, Inc. ("Scope Aircraft Finance")) and a network of 115 automated teller machines in 26 Ohio counties, four North Carolina counties, four South Carolina counties and one Kentucky county. SEPH and Guardian each operated one administrative office, located in Newark, Ohio.

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government entities.  These deposits consist of non-interest bearing and interest bearing deposits.

Average total deposits were $8,360 million in 2023, compared to $8,450 million in 2022 and $8,187 million in 2021. The average interest rate paid on interest bearing deposits was 1.52% in 2023, compared to 0.39% in 2022 and 0.12% in 2021. The average cost of interest bearing deposits for each quarter of 2023 was 1.84% for the fourth quarter, 1.63% for the third quarter, 1.46% for the second quarter and 1.15% for the first quarter.

The table below provides a summary of deposit balances as of December 31, 2023 and 2022, along with the change over the past year.

Table 3 - Year-End Deposits
December 31 (In thousands)	2023	2022	Change
Non-interest bearing checking	$2,628,234	$3,074,276	$(446,042)
Interest bearing transaction accounts	2,064,512	1,988,106	76,406
Savings	2,541,959	2,616,563	(74,604)
Time deposits	641,615	554,445	87,170
Brokered deposits and Bid Ohio CDs	164,985	—	164,985
Other	1,261	1,325	(64)
Total	$8,042,566	$8,234,715	$(192,149)
Off balance sheet deposits	1,185	195,937	(194,752)
Total deposits including off balance sheet deposits	$8,043,751	$8,430,652	$(386,901)

During the years ended December 31, 2023 and 2022, Park decided to continue participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. The balance of deposits transferred off balance sheet has declined as deposit balances have returned to pre-pandemic levels. At December 31, 2023 and December 31, 2022, Park had $1.2 million and $195.9 million, respectively, in off balance sheet deposits.

The table below breaks out the change in deposit balances, by deposit type, for Park.

Table 4 - Retail and Commercial Deposits
December 31 (In thousands)	2023	2022	2021	2020	2019
Retail deposits	$4,080,372	$4,388,394	$4,416,228	$4,025,852	$3,748,039
Commercial deposits	3,962,194	3,846,321	3,488,300	3,546,506	3,304,573
Total deposits	$8,042,566	$8,234,715	$7,904,528	$7,572,358	$7,052,612
Off balance sheet deposits	1,185	195,937	983,053	710,101	—
Total deposits including off balance sheet deposits	$8,043,751	$8,430,652	$8,887,581	$8,282,459	$7,052,612
$ change from prior period end	$(386,901)	$(456,929)	$605,122	$1,229,847
% change from prior period end	(4.6)%	(5.1)%	7.3%	17.4%
.
During the year ended December 31, 2023, total deposits, including off balance sheet deposits, decreased by $386.9 million, or 4.6%. This decrease consisted of a $308.0 million decrease in total retail deposits and a $194.8 million decrease in off balance sheet deposits, partially offset by a $115.9 million increase in total commercial deposits. The majority of off balance sheet deposits are commercial and thus impact the increase in commercial deposits as the deposits are moved back onto the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous table are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. The following table details the change in public fund deposits.

Table 5 - Public Fund Deposits
December 31 (In thousands)	2023	2022	2021	2020	2019
Total public fund deposits	$1,213,418	$1,335,400	$1,548,217	$1,406,101	$1,293,090
$ change from prior period end	$(121,982)	$(212,817)	$142,116	$113,011
% change from prior period end	(9.1)%	(13.7)%	10.1%	8.7%
As of December 31, 2023, Park had approximately $1.3 billion of uninsured deposits, which was 16.2% of total deposits. Uninsured deposits of $1.3 billion included $288.2 million of deposits which were over $250,000 but were fully collateralized by Park's investment securities portfolio. As of December 31, 2022, Park had approximately $1.7 billion of uninsured deposits, which was 21.2% of total deposits. Uninsured deposits of $1.7 billion included $254.2 million of deposits which were over $250,000 but were fully collateralized by Park's investment securities portfolio. The uninsured amounts, those in excess of the $250,000 FDIC insurance limit, are estimates based on the methodologies used for the Corporation's regulatory reporting requirements.

The following table provides a summary of the portion of the Corporation's time deposits, by account, that are in excess of the FDIC insurance limit of $250,000, by remaining time until maturity, as of December 31, 2023:

Table 6 - Maturities of Time Deposits in Excess of FDIC Insurance Limit
December 31 (In thousands)	2023
3 months or less	$45,932
Over 3 months through 6 months	24,937
Over 6 months through 12 months	45,936
Over 12 months	9,710
Total	$126,515

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, Federal Funds purchased and other borrowings.  These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk.  The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments.  The average rate paid on short-term borrowings was 2.58% in 2023, compared to 0.67% in 2022 and 0.27% in 2021. The year-end balance for short-term borrowings was $328 million at December 31, 2023, compared to $227 million at December 31, 2022 and $239 million at December 31, 2021.

Long-Term Debt: Long-term debt primarily consists of borrowings from the Federal Home Loan Bank. In addition, Park had a term note with another financial institution which was paid off on August 2, 2021. The average balance of long-term debt and the average cost of long-term debt include the subordinated notes discussed in the following section. In 2023, the average balance of long-term debt was $189 million, compared to $188 million in 2022 and $206 million in 2021. The average interest rate paid on long-term debt was 4.97% in 2023, compared to 4.69% in 2022 and 4.32% in 2021. Average total debt (long-term and short-term) was $372 million in 2023, compared to $396 million in 2022 and $493 million in 2021. Average total debt decreased by $23.6 million, or 6.0% in 2023 compared to 2022, and decreased by $97.4 million, or 19.8%, in 2022 compared to 2021. Average long-term debt was 51% of average total debt in 2023, compared to 48% of average total debt in 2022 and 42% of average total debt in 2021.

Subordinated Notes: Park assumed, with the 2007 acquisition of Vision's parent holding company, $15.5 million of floating rate junior subordinated notes.  The $15.5 million of junior subordinated notes were purchased by Vision Bancshares Trust I ("Trust I") following the issuance of Trust I's $15.0 million of floating rate preferred securities. The interest rate on these junior subordinated notes adjusts every quarter at 174 basis points above the three-month CME Term SOFR.  The maturity date for the junior subordinated notes is December 30, 2035 and since December 30, 2010, Park has had the right to prepay the junior subordinated notes, without penalty.  These junior subordinated notes qualify as Tier 1 capital under current Federal Reserve Board guidelines.

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate will be deemed to be zero. The Corporation may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the Federal Reserve Board to the extent the approval of the Federal Reserve Board is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The Subordinated Notes qualify as Tier 2 capital for Park under the Federal Reserve Board's capital adequacy rules.

See "Note 18 - Subordinated Notes" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information about the Subordinated Notes.

Shareholders' Equity: The ratio of total shareholders' equity to total assets was 11.64% at December 31, 2023, compared to 10.85% at December 31, 2022 and 11.62% at December 31, 2021. The non-gaap ratio of tangible shareholders’ equity [shareholders' equity ($1,145.3 million) less goodwill ($159.6 million) and other intangible assets ($4.7 million)] to tangible assets [total assets ($9,836.5 million) less goodwill ($159.6 million) and other intangible assets ($4.7 million)] was 10.14% at December 31, 2023, compared to 9.33% at December 31, 2022 and 10.05% at December 31, 2021.

In accordance with U.S. GAAP, Park reflects any unrealized holding gain or loss on AFS debt securities, any unrealized net holding gain or loss on cash flow hedging derivatives and any change in the funded status of Park's pension plan, in each case, net of income taxes, as accumulated other comprehensive (loss) income which is part of Park’s shareholders’ equity.

The unrealized net holding loss, net of income taxes, on AFS debt securities was $67.9 million at year-end 2023, compared to an unrealized net holding loss, net of income taxes, of $95.7 million at year-end 2022 and compared to an unrealized net holding gain, net of income taxes, of $21.2 million at year-end 2021. The unrealized net holding loss on AFS debt securities at December 31, 2023 was impacted by the realization of $6.2 million in losses, net of income taxes, during the year ended December 31, 2023 as the result of the sale of $291.0 million in AFS debt securities.

The unrealized net holding loss, net of income taxes, on cash flow hedging derivatives was zero at year-end 2023 and year-end 2022, compared to $206,000 at year-end 2021.

In accordance with U.S. GAAP, Park adjusts accumulated other comprehensive (loss) income to recognize the net actuarial gain or loss and prior service cost or credit reflected in the funding status of Park’s pension plan.  See "Note 21 - Benefit Plans" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for information on the accounting for Park’s pension plan. Pertaining to the funding status of the pension plan, Park recognized net other comprehensive income of $8.4 million in 2023, compared to net other comprehensive loss of $888,000 in 2022 and compared to net other comprehensive income of $28.6 million in 2021.

The net other comprehensive income in 2023 was largely due to a $10.5 million net actuarial gain. The gain was due to asset returns greater than expected, partially offset by the impact of demographic losses driven by salary increases greater than assumed and a decrease in the discount rate. The net other comprehensive loss in 2022 was largely due to $558,000 in prior service cost, as a result of plan amendments, and a $551,000 net actuarial loss. The net other comprehensive gain in 2021 was due to greater than expected investment returns on pension plan assets as well as a net decrease in the benefit obligation due to assumption changes.

At year-end 2023, the balance in accumulated other comprehensive income pertaining to the pension plan was unrealized income of $1.7 million, compared to an unrealized loss of $6.7 million at December 31, 2022 and compared to an unrealized loss of $5.8 million at December 31, 2021.

INVESTMENT OF FUNDS

Loans:  Average loans were $7,222 million in 2023, compared to $6,956 million in 2022 and $7,015 million in 2021. The average yield on average loan balances was 5.55% in 2023, compared to 4.65% in 2022 and 4.53% in 2021. Approximately 47% of Park’s loan balances mature or reprice within one year (see Table 31).  The average yield on average loan balances for each quarter of 2023 was 5.84% for the fourth quarter, 5.65% for the third quarter, 5.43% for the second quarter and 5.24% for the first quarter.

Loan interest income for 2023, 2022, and 2021 included $631,000, $3.7 million and $8.0 million, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $633,000, $1.8 million and $3.3 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2023, 2022 and 2021 included interest and fee income related to PPP loans of $69,000, $3.1 million and $18.0 million, respectively. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 5.53%, 4.55% and 4.27%, for the years ended December 31, 2023, 2022, and 2021. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 5.83% for the fourth quarter of 2023, 5.64% for the third quarter of 2023, 5.42% for the second quarter of 2023, and 5.20% for the first quarter of 2023.

At December 31, 2023, loan balances were $7,476 million, compared to $7,142 million at year-end 2022, an increase of $334 million, or 4.7%. At December 31, 2022, loan balances were $7,142 million, compared to $6,871 million at year-end 2021, an increase of $271 million, or 3.9%.

The table below reports year-end loan balances by type of loan for the past three years.

Table 7 - Loans by Type
December 31 (In thousands)	2023	2022	2021
Commercial, financial and agricultural	$1,295,640	$1,300,933	$1,298,626
Construction real estate	305,099	325,415	321,786
Residential real estate	2,029,524	1,796,871	1,738,707
Commercial real estate	1,875,993	1,794,054	1,801,792
Consumer	1,945,936	1,904,981	1,689,679
Leases	24,029	19,637	20,532
Total loans	$7,476,221	$7,141,891	$6,871,122

On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased $56.3 million, or 1.6%, in 2023. The increase in 2023 was due to an increase in commercial real estate of $81.9 million, partially offset by a decrease of $20.3 million in construction real estate and a $5.3 million decrease in commercial, financial and agricultural loans. On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans decreased by $1.8 million, or 0.1%, in 2022. The decrease in 2022 was due to a decrease in commercial real estate loans of $7.7 million, which were partially offset by an increase in commercial, financial and agricultural loans of $2.3 million and an increase in construction real estate loans of $3.6 million.

Consumer loans increased by $41.0 million, or 2.1%, in 2023 and increased by $215.3 million, or 12.7%, in 2022. The increase in consumer loans in each of 2023 and 2022 was primarily due to an increase in automobile lending in Ohio.

Residential real estate loans increased by $232.7 million, or 12.9%, in 2023 and increased by $58.2 million, or 3.3%, in 2022. The increase in 2023 was due to an increase in mortgage loans secured by residential real estate of $164.4 million, an increase in commercial loans secured by residential real estate of $59.2 million, an increase in home equity loans secured by residential real estate of $7.2 million and an increase in installment loans secured by residential real estate of $1.8 million.  The increase in 2022 was due to an increase in mortgage loans secured by residential real estate of $41.8 million, an increase in commercial loans secured by residential real estate of $16.4 million, and an increase in home equity loans secured by residential real estate of $1.5 million, partially offset by a decrease in installment loans secured by residential real estate of $1.6 million.

Leases increased by $4.4 million to $24.0 million in 2023 and decreased by $895,000 to $19.6 million in 2022.

The table below summarizes the distribution of maturities for loan segments as of December 31, 2023:

Table 8 - Loan Maturity Distribution
	One Year or Less (1)	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total
December 31, 2023
(In thousands)
Commercial, financial and agricultural	$373,508	$693,293	$130,650	$98,189	$1,295,640
Construction real estate	61,279	80,606	82,596	80,618	305,099
Residential real estate	62,098	189,334	789,824	988,268	2,029,524
Commercial real estate	95,091	364,939	728,255	687,708	1,875,993
Consumer	23,131	871,136	1,024,969	26,700	1,945,936
Leases	2,446	21,405	178	—	24,029
Total loans and leases	$617,553	$2,220,713	$2,756,472	$1,881,483	$7,476,221
(1) Nonaccrual loans of $60.3 million are included within the one year or less classification above.

The table below summarizes the composition of the loan portfolio by fixed and adjustable rate as of December 31, 2023 that are contractually due after December 31, 2024:

Table 9 - Amounts Due After One Year
(In thousands)	Fixed	Adjustable	Total
Commercial, financial and agricultural	$469,483	$452,649	$922,132
Construction real estate	58,679	185,141	243,820
Residential real estate	653,446	1,313,980	1,967,426
Commercial real estate	444,820	1,336,082	1,780,902
Consumer	1,901,979	20,826	1,922,805
Leases	21,583	—	21,583
Total loans and leases	$3,549,990	$3,308,678	$6,858,668

Investment Securities: Park’s investment securities portfolio is structured to minimize credit risk, provide liquidity and contribute to earnings. As conditions change over time, Park’s overall interest rate risk, liquidity needs and potential return on the investment portfolio will change.  Management regularly evaluates the securities in the investment portfolio as circumstances evolve.  Circumstances that could result in the sale of a security include: to better manage interest rate risk; to meet liquidity needs; or to improve the overall net interest margin.

AFS debt securities are carried on the books at their estimated fair value with the unrealized holding gain or loss, net of income taxes, accounted for as accumulated other comprehensive (loss) income. The debt securities that are classified as AFS are free to be sold in future periods in carrying out Park’s investment strategies.

Beginning in 2021, Park began investing in the AAA and AA rated tranches of Collateralized Loan Obligations ("CLOs"). CLOs had a fair value as of December 31, 2023 of $438.3 million. Management closely monitors the credit status of these securities. At December 31, 2023, the market value of overcollateralization was greater than 122% for each CLO. The market value of overcollateralization is a measure of the underlying collateral value of the instrument relative to our specific tranche position, and our AAA or AA rated senior tranches are supported by subordinate tranches.

Average taxable debt investment securities were $1,387 million in 2023, compared to $1,475 million in 2022 and $1,060 million in 2021. The average yield on taxable debt investment securities was 3.81% in 2023, compared to 2.44% in 2022 and 1.84% in 2021. Average tax-exempt debt investment securities were $400 million in 2023, compared to $405 million in 2022 and $288 million in 2021. The average tax-equivalent yield on tax-exempt debt investment securities was 3.47% in 2023, compared to 3.43% in 2022 and 3.65% in 2021.

Total debt securities (at amortized cost) were $1,419 million at December 31, 2023, compared to $1,855 million at December 31, 2022 and $1,727 million at December 31, 2021. Management purchased debt securities totaling $4 million in 2023, $317 million in 2022 and $954 million in 2021. Proceeds from repayments, redemptions and maturities of debt securities were $145 million in 2023, $186 million in 2022 and $232 million in 2021.

During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million. There were no sales of AFS debt securities in 2022 or 2021.

For the years ended December 31, 2023, 2022, and 2021, the average tax-equivalent yield on the total investment portfolio was 3.73%, 2.66% and 2.22%, respectively.  The weighted average remaining maturity of the total investment portfolio was 4.8 years at December 31, 2023, 5.0 years at December 31, 2022 and 4.8 years at December 31, 2021. Obligations of U.S. Government sponsored entities and U.S. Government sponsored entities' asset-backed securities were approximately 44.4% of the total investment portfolio at year-end 2023, 43.6% of the total investment portfolio at year-end 2022 and 47.1% of the total investment portfolio at year-end 2021.

Other investment securities (as shown on Park's Consolidated Balance Sheets) consist of restricted stock investments in the FHLB and the FRB and equity securities which include equity investments in other financial institutions and equity investments in limited partnerships which provide mezzanine funding.  Total other investment securities were $96 million at December 31, 2023, $87 million at December 31, 2022 and $61 million at December 31, 2021. There were $18.2 million in FHLB stock purchases in 2023 and no FHLB stock purchases in 2022 or 2021. Proceeds from the redemption/repurchase of FHLB stock were $11.7 million in 2023, compared to $2.2 million in 2022 and compared to $8.7 million in 2021. No shares of FRB stock were purchased or sold in any of the years ended December 31, 2023, 2022, or 2021. Management purchased equity securities totaling $2.2 million in 2023 and $9.2 million in 2022. There were no equity security purchases in 2021. During the years ended December 31, 2023, 2022, and 2021, Park entered into partnership agreements with commitments totaling $2.7 million, $16.3 million and $3.0 million, respectively. Funding of limited partnerships totaled $5.6 million, $4.8 million and $1.1 million during the years ended December 31, 2023, 2022, and 2021, respectively.

"Gain on equity securities, net" on Park's Consolidated Statements of Income were $971,000, $3.0 million and $5.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. These gains on equity securities were made up of gains (losses) on equity investments carried at fair value as well as gains (losses) on equity investments carried at modified cost and gains (losses) on partnership investments carried at NAV.

For the years ended December 31, 2023, 2022 and 2021, $600,000, $601,000 and $552,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

For the years ended December 31, 2023, 2022 and 2021, $371,000, $2.4 million and $4.5 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

The average maturity of the investment portfolio would lengthen if long-term interest rates were to increase as principal repayments from mortgage-backed securities and CMOs would decrease and callable securities would price to their maturity dates.  At year-end 2023, management estimated that the average maturity of the investment portfolio would lengthen to 5.0 years with a 100 basis point increase in long-term interest rates and would lengthen to 5.4 years with a 200 basis point increase in long-term interest rates. Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates were to decrease as the principal repayments from mortgage-backed securities and CMOs would increase and callable securities would price to their call dates. At year-end 2023, management estimated that the average maturity of the investment portfolio would decrease to 4.4 years with a 100 basis point decrease in long-term interest rates and to 4.3 years with a 200 basis point decrease in long-term interest rates.

The table below sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2023, 2022 and 2021:

Table 10 - Investment Securities
December 31 (In thousands)	2023	2022	2021
Obligations of U.S. Government sponsored entities	$—	$37,213	$—
Obligations of states and political subdivisions	241,184	406,711	389,591
U.S. Government sponsored entities' asset-backed securities	635,475	756,761	854,463
Collateralized loan obligations	438,286	516,539	498,674
Corporate debt securities	17,897	16,472	11,412
FHLB stock	17,754	11,197	13,413
FRB stock	14,653	14,653	14,653
Equities	63,895	61,241	33,202
Total	$1,429,144	$1,820,787	$1,815,408
Investments by category as a percentage of total investment securities
Obligations of U.S. Government sponsored entities	—%	2.0%	—%
Obligations of states and political subdivisions	16.9%	22.3%	21.5%
U.S. Government sponsored entities' asset-backed securities	44.4%	41.6%	47.1%
Collateralized loan obligations	30.7%	28.4%	27.5%
Corporate debt securities	1.3%	0.9%	0.6%
FHLB stock	1.2%	0.6%	0.7%
FRB stock	1.0%	0.8%	0.8%
Equities	4.5%	3.4%	1.8%
Total	100.0%	100.0%	100.0%

The carrying value of investments in debt securities at December 31, 2023, is shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Table 11 - Investment Maturity Distribution
	Over One Through Five Years	Over Five Through Ten Years	Over Ten Years	Total
December 31, 2023
(In thousands)
Corporate debt securities	$2,801	$15,096	$—	$17,897
Obligations of states and political subdivisions	1,511	110,449	129,224	241,184
Total	$4,312	$125,545	$129,224	$259,081

U.S. Government sponsored entities' asset-backed securities				$635,475
Collateralized loan obligations				438,286

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

Table 12 - Distribution of Assets, Liabilities and Shareholders' Equity
December 31,	2023			2022			2021
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
ASSETS

Loans (1)(2)	$7,222,479	$400,606	5.55%	$6,955,674	$323,734	4.65%	$7,014,517	$317,912	4.53%
Taxable investment securities	1,386,670	52,786	3.81%	1,474,659	36,047	2.44%	1,059,809	19,458	1.84%
Tax-exempt investment securities (3)	400,028	13,881	3.47%	404,788	13,878	3.43%	288,300	10,514	3.65%
Money market instruments	162,544	8,123	5.00%	392,256	8,129	2.07%	665,714	880	0.13%
Total interest earning assets	9,171,721	475,396	5.18%	9,227,377	381,788	4.14%	9,028,340	348,764	3.86%
Non-interest earning assets:
Allowance for credit losses	(87,002)			(81,736)			(87,233)
Cash and due from banks	147,414			157,295			139,678
Premises and equipment, net	79,443			86,322			89,758
Other assets	645,978			654,950			676,915
TOTAL	$9,957,554			$10,044,208			$9,847,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Transaction accounts	$2,209,846	$32,633	1.48%	$1,932,752	$6,880	0.36%	$1,550,138	$357	0.02%
Savings deposits	2,727,299	39,143	1.44%	2,771,016	10,766	0.39%	2,924,504	1,238	0.04%
Time deposits	608,870	12,677	2.08%	653,041	3,314	0.51%	774,825	4,711	0.61%
Total interest bearing deposits	5,546,015	84,453	1.52%	5,356,809	20,960	0.39%	5,249,467	6,306	0.12%
Federal funds purchased	26	1	5.66%	68	1	0.95%	68	—	0.10%
Repurchase agreements	146,388	2,583	1.76%	199,813	1,134	0.57%	261,967	95	0.04%
Short-term borrowings	36,633	2,137	5.83%	7,195	260	3.62%	25,025	672	2.69%
Long-term debt (4)	188,908	9,383	4.97%	188,439	8,833	4.69%	205,883	8,887	4.32%
Total interest bearing liabilities	5,917,970	98,557	1.67%	5,752,324	31,188	0.54%	5,742,410	15,960	0.28%
Non-interest bearing liabilities:
Demand deposits	2,814,259			3,093,019			2,937,035
Other	128,182			121,986			102,553
Total non-interest bearing liabilities	2,942,441			3,215,005			3,039,588
Shareholders' equity	1,097,143			1,076,879			1,065,460
TOTAL	$9,957,554			$10,044,208			$9,847,458
Tax equivalent net interest income		$376,839			$350,600			$332,804
Net interest spread			3.51%			3.60%			3.58%
Net yield on interest earning assets (net interest margin)			4.11%			3.80%			3.69%
(1)Loan income includes net loan-related fee (expense) income, purchase accounting accretion and origination expense in the aggregate amount of $(12.1) million in 2023, $(5.5) million in 2022 and $11.1 million in 2021.  Loan income also includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2023, 2022 and 2021. The taxable equivalent adjustments were $811,000 in 2023, $627,000 in 2022 and $704,000 in 2021.

(2)For the purpose of the computation for loans, nonaccrual loans are included in the daily average loans outstanding.
(3)Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2023, 2022 and 2021. The taxable equivalent adjustments were $2.9 million in 2023, $2.9 million in 2022 and $2.2 million in 2021.
(4)Includes subordinated notes.

Average interest earning assets for 2023 decreased by $55 million, or 0.6%, to $9,172 million, compared to $9,227 million for 2022. The decrease was largely due to a $230 million decrease in average money market instruments and a $93 million decrease in average investment securities, partially offset by a $267 increase in average loans. Average interest earning assets for 2022 increased by $199 million, or 2.2% to $9,227 million, compared to $9,028 million for 2021. The average yield on interest earning assets increased by 104 basis points to 5.18% for 2023, compared to 4.14% for 2022 and compared to 3.86% for 2021.

Loan interest income for 2023, 2022, and 2021 included $631,000, $3.7 million and $8.0 million, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $633,000, $1.8 million and $3.3 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2023, 2022 and 2021 included interest and fee income related to PPP loans of $69,000, $3.1 million and $18.0 million, respectively. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 5.53%, 4.55% and 4.27%, for the years ended December 31, 2023, 2022, and 2021. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on earning assets was 5.17%, 4.06% and 3.64%, for the years ended December 31, 2023, 2022 and 2021, respectively, and the net interest margin was 4.09%, 3.72% and 3.46%, for the years ended December 31, 2023, 2022 and 2021, respectively.

Average interest bearing liabilities for 2023 increased by $166 million, or 2.9%, to $5,918 million, compared to $5,752 million for 2022. Average interest bearing liabilities for 2022 increased by $10 million, or 0.2%, to $5,752 million, compared to $5,742 million for 2021. The average cost of interest bearing liabilities increased by 113 basis points to 1.67% for 2023, compared to 0.54% for 2022 and compared to 0.28% for 2021.
As of December 31, 2023, through-the-cycle beta on interest bearing deposits (measured as the change from December 31, 2021 to December 31, 2023 compared to the change in the Fed Funds target rate) totaled 33%, while the through-the-cycle betas on total deposits and total cost of funds were 22% and 23%, respectively. During this same time period, betas on loans and total interest earning assets were 24% and 31%, respectively.

The table below shows for the years ended December 31, 2023, 2022, and 2021, the average balance and tax equivalent yield by type of loan.

Table 13 - Average Loans and Tax Equivalent Yield
Year Ended December 31,	2023		2022		2021
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$169,570	8.17%	$163,388	5.03%	$168,708	3.71%
Installment loans	1,942,428	5.49%	1,818,778	4.74%	1,688,966	4.80%
Real estate loans	1,253,919	4.38%	1,145,989	3.81%	1,176,885	3.73%
Commercial loans (1)	3,852,174	5.83%	3,823,481	4.85%	3,977,165	4.69%
Other	4,388	8.07%	4,038	8.47%	2,793	12.07%
Total loans and leases before allowance for credit losses	$7,222,479	5.55%	$6,955,674	4.65%	$7,014,517	4.53%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2023, 2022 and 2021. The taxable equivalent adjustments were $811,000 in 2023, $627,000 in 2022 and $704,000 in 2021.

Loan interest income for 2023, 2022, and 2021 included $631,000, $3.7 million and $8.0 million, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $633,000, $1.8 million and $3.3 million of purchase accounting accretion for 2023, 2022 and 2021, respectively. Interest income for 2023, 2022 and 2021 included interest and fee income related to PPP loans of $69,000, $3.1 million and $18.0 million, respectively. Below is a summary of the impact of these items on the tax equivalent yield of loans.

•The amount of interest related to SEPH nonaccrual loan relationships and purchase accounting accretion included in home equity loan interest income for 2023, 2022 and 2021 was $79,000, $173,000 and $479,000, respectively.

Excluding the impact of these items, the average tax equivalent yield on home equity loans was 8.11%, 4.93% and 3.41%, respectively.
•The amount of interest related to SEPH nonaccrual loan relationships and purchase accounting accretion included in real estate loan interest income for 2023, 2022 and 2021 was $4,000, $170,000 and $243,000, respectively. Excluding the impact of these items, the average tax equivalent yield on real estate loans was 4.38%, 3.80% and 3.71%, respectively.
•The amount of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion included in commercial loan interest income for 2023, 2022 and 2021 was $1.2 million, $8.2 million and $28.5 million, respectively. Excluding the impact of these items, the average tax equivalent yield on commercial loans was 5.80%, 4.66% and 4.24%, for 2023, 2022 and 2021, respectively.
•Excluding the impact of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion, the average tax equivalent yield on total loans and leases was 5.53%, 4.55% and 4.27%, for 2023, 2022, and 2021, respectively.

The table below shows for the years ended December 31, 2023, 2022, and 2021, the average balance and cost of funds by type of deposit.

Table 14 - Average Deposits and Cost of Funds
Year Ended December 31,	2023		2022		2021
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,209,846	1.48%	$1,932,752	0.36%	$1,550,138	0.02%
Savings deposits and clubs	2,727,299	1.44%	2,771,016	0.39%	2,924,504	0.04%
Time deposits	608,870	2.08%	653,041	0.51%	774,825	0.61%
Total interest bearing deposits	$5,546,015	1.52%	$5,356,809	0.39%	$5,249,467	0.12%

The following table displays (for each quarter of 2023) the average balance of interest earning assets, the net interest income and the tax equivalent net interest income and net interest margin.

Table 15 - Quarterly Net Interest Margin
(In thousands)	Average Interest Earning Assets	Net Interest Income	Tax Equivalent Net Interest Income	Tax Equivalent Net Interest Margin
First Quarter	$9,267,418	$92,198	$93,124	4.08%
Second Quarter	9,122,323	91,572	92,492	4.07%
Third Quarter	9,178,281	94,269	95,311	4.12%
Fourth Quarter	9,120,407	95,074	95,912	4.17%
2023	$9,171,721	$373,113	$376,839	4.11%

In the following table, the change in tax equivalent interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 16 - Volume/Rate Variance Analysis
	Change from 2022 to 2023			Change from 2021 to 2022
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$12,426	$64,446	$76,872	$(2,666)	$8,488	$5,822
Taxable investments	(2,151)	18,890	16,739	7,617	8,972	16,589
Tax-exempt investments	(164)	167	3	4,248	(884)	3,364
Money market instruments	(4,760)	4,754	(6)	(361)	7,610	7,249
Total interest income	5,351	88,257	93,608	8,838	24,186	33,024
Interest expense:
Transaction accounts	$986	$24,767	$25,753	$88	$6,435	$6,523
Savings accounts	(170)	28,547	28,377	(65)	9,593	9,528
Time deposits	(224)	9,587	9,363	(741)	(656)	(1,397)
Short-term borrowings	(162)	3,488	3,326	(214)	842	628
Long-term debt	22	528	550	(753)	699	(54)
Total interest expense	452	66,917	67,369	(1,685)	16,913	15,228
Net variance	$4,899	$21,340	$26,239	$10,523	$7,273	$17,796

Other Income:  Other income was $92.6 million for 2023, compared to $135.9 million for 2022 and $129.9 million for 2021.

The following table displays total other income for Park in 2023, 2022 and 2021.

Table 17 - Other Income
Year Ended December 31,
(In thousands)	2023	2022	2021
Income from fiduciary activities	$35,474	$34,091	$34,449
Service charges on deposit accounts	8,445	10,091	8,832
Other service income	10,300	15,295	29,812
Debit card fee income	26,522	26,046	25,865
Bank owned life insurance income	5,338	6,100	4,897
ATM fees	2,178	2,273	2,379
(Loss) gain on the sale of OREO, net	(3)	5,611	(4)
OREO valuation markup	60	12,039	64
Loss on sale of debt securities, net	(7,875)	—	—
Gain on equity securities, net	971	2,955	5,011
Other components of net periodic benefit income	7,572	12,108	8,152
Miscellaneous	3,652	9,326	10,487
Total other income	$92,634	$135,935	$129,944

Income from fiduciary activities increased by $1.4 million, or 4.1%, to $35.5 million, compared to $34.1 million in 2022. The $34.1 million in 2022 was a decrease of $358,000, or 1.0%, compared to $34.4 million in 2021. The majority of fiduciary fees are calculated on a lag, based on the market value of the assets under management. The average market value of the trust assets managed by PNB was $7.69 billion in 2023, compared to $7.22 billion in 2022 and $7.45 billion in 2021. The increase in fiduciary fee income in 2023 was primarily related to an increase in trust assets due to improvements in equity market values and new trust accounts.  The decrease in fiduciary fee income in 2022 was primarily related to the decline in equity market values during the year.

Service charges on deposit accounts decreased $1.6 million, or 16.3%, to $8.4 million in 2023 compared to $10.1 million in 2022. The $10.1 million in 2022 was an increase of $1.3 million, or 14.3%, compared to $8.8 million in 2021. The decrease in 2023 was related to decreases in non-sufficient funds (NSF) fee income. The increase in 2022 was related to increases in non-sufficient funds (NSF) fee income and service charges on demand deposit accounts.

Other service income decreased $5.0 million, or 32.7%, to $10.3 million in 2023, compared to $15.3 million in 2022. The $15.3 million in 2022 was a decrease of $14.5 million, or 48.7%, compared to $29.8 million in 2021. The decrease in 2023 compared to 2022 was primarily related to a decrease in other service income related to mortgage loan originations, including a $2.6 million decrease in fee income related to mortgage loan originations to be sold in the secondary market and a $1.7 million decrease in mortgage servicing rights income, partially offset by a $465,000 increase in income related to investor rate locks and loans held for sale. The decrease in 2022 compared to 2021 was primarily related to a decrease in other service income related to mortgage loan originations, including a $13.8 million decrease in fee income related to a decrease in mortgage loan originations to be sold in the secondary market and a $2.6 million decrease in mortgage servicing rights income, partially offset by a $1.4 million increase in income related to investor rate locks and loans held for sale. As noted, Park has experienced a decline in mortgage loan origination volume resulting in a decrease in other service income. A summary of mortgage loan originations for the years ended December 31, 2023, 2022 and 2021 follows.

Table 18 - Mortgage Loan Origination Volume
Year Ended December 31,
(In thousands)	2023	2022	2021
Sold	$59,386	$159,142	$555,278
Portfolio	249,151	263,287	284,686
Construction	92,612	120,794	119,555
Service released	5,825	14,738	13,802
Total mortgage loan originations	$406,974	$557,961	$973,321

Refinances as a % of Total Mortgage Loan Originations	17.4%	29.4%	54.2%
Debit card fee income, which is generated from debit card transactions, increased $476,000, or 1.8%, to $26.5 million in 2023, compared to $26.0 million in 2022. The $26.0 million in 2022 was an increase of $181,000, or 0.7%, compared to $25.9 million in 2021. The increases in 2023 and 2022 were attributable to continued increases in both the volume of debit card transactions and increases in total sales dollars of debit card transactions. Debit card transaction volume increased 3.4% in 2023 from 2022 and increased 1.1% in 2022 from 2021. Total sales dollars of debit card transactions increased 2.5% in 2023 from 2022 and increased 3.7% in 2022 from 2021. Park continues to focus on deposit offerings that provide incentives for our customers to use their debit card.

Bank owned life insurance income decreased $762,000, or 12.5%, to $5.3 million in 2023, compared to $6.1 million in 2022. The $6.1 million in 2022 was an increase of $1.2 million, or 24.6%, compared to $4.9 million in 2021. The decrease in 2023 and increase in 2022 was related to a decrease in death benefit income of $325,000 recognized in 2023, compared to $1.4 million recognized in 2022 and compared to $440,000 in 2021.

(Loss) gain on the sale of OREO, net, reflected a net loss of $3,000 in 2023, compared to a net gain of $5.6 million in 2022, and a net loss of $4,000 in 2021. A $5.6 million gain on the sale of OREO, net, was recognized during 2022 and was related to former Vision Bank relationships.

OREO valuation markup income was $60,000, $12.0 million and $64,000 for 2023, 2022, and 2021, respectively. The $12.0 million OREO valuation markup during 2022 related to the foreclosure of a property collateralizing a former Vision Bank relationship. This property was subsequently sold during 2022.

During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million. No debt securities were sold in 2022 or 2021.

During the years ended December 31, 2023, 2022 and 2021, $600,000, $601,000 and $552,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain on equity securities, net". For the years ended December 31, 2023, 2022 and 2021, $371,000, $2.4 million and $4.5 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net".

Other components of net periodic pension benefit income decreased $4.5 million, or 37.5%, to $7.6 million in 2023, compared to $12.1 million in 2022. The $12.1 million in 2022 was an increase of $3.9 million, or 48.5%, compared to $8.2 million in 2021. The decrease in 2023 was largely due a decrease in the expected return on plan assets as well as an increase in interest cost. The increase in 2022 was largely due to an increase in the expected return on plan assets as a result of the increased value of plan assets as well as a decrease in the amortization of unrecognized net actuarial losses in 2022.

Miscellaneous income decreased by $5.7 million, or 60.8%, to $3.7 million in 2023, compared to $9.3 million in 2022. The $9.3 million in 2022 was a decreased of $1.2 million, or 11.1%, compared to $10.5 million in 2021. The decrease in 2023 was primarily due to a decrease in the net gain on the sale of loans and other assets, a decrease due to the write downs on strategic initiatives, and a decrease in fees earned on off-balance sheet deposit accounts. The decrease in 2022 was primarily the result of decreases in brokerage income, operating lease rental income, wire transfer fees, and an increase in OREO devaluations, partially offset by gains on the sale of loans and assets, a decrease in repossessed asset devaluations, and an increase in fees earned on off-balance sheet deposit accounts.

Other Expense: Other expense was $309.2 million in 2023, compared to $298.0 million in 2022 and compared to $283.5 million in 2021. Other expense increased by $11.3 million, or 3.8%, in 2023 compared to 2022 and increased by $14.5 million, or 5.1%, in 2022 compared to 2021. The following table displays total other expense for Park for 2023, 2022 and 2021.

Table 19 - Other Expense
Year Ended December 31,
(In thousands)	2023	2022	2021
Salaries	$139,237	$133,299	$125,585
Employee benefits	42,264	40,490	41,603
Occupancy expense	13,114	13,866	13,039
Furniture and equipment expense	12,233	11,901	10,887
Data processing fees	37,637	32,627	30,539
Professional fees and services	29,173	30,837	27,450
Marketing	5,471	5,335	6,073
Insurance	7,640	5,413	5,917
Communication	4,210	3,891	3,539
State tax expense	4,657	4,585	4,255
Amortization of intangible assets	1,323	1,487	1,798
Foundation contributions	1,000	4,000	4,000
Miscellaneous	11,280	10,247	8,833
Total other expense	$309,239	$297,978	$283,518
Full-time equivalent employees	1,782	1,725	1,685

Salaries expense increased by $5.9 million, or 4.5%, to $139.2 million in 2023, compared to $133.3 million in 2022, and increased $7.7 million, or 6.1%, to $133.3 million in 2022, compared to $125.6 million in 2021. The increase in 2023 was due to an increase in salaries expense of $11.1 million and a $909,000 increase in share-based compensation expenses related to PBRSU and TBRSU awards granted under the 2017 Employee LTIP, partially offset by a $4.4 million decrease in additional compensation expense and a $1.6 million decrease in officer incentive compensation expense. The increase in 2022 was due to an increase in salaries expense of $7.6 million, a $297,000 increase in expense related to the vacation accrual, and a $565,000 reduction in deferred salary costs, partially offset by a $466,000 decrease in share-based compensation expenses related to PBRSU and TBRSU awards granted under the 2017 Employee LTIP.

Park had 1,782 full-time equivalent employees at year-end 2023, compared to 1,725 full-time equivalent employees at year-end 2022 and 1,685 full-time equivalent employees at year-end 2021. Park has increased full-time equivalent employees during the last two years as it has invested in people and technology to prepare for future growth and enhance the customer experience.

Employee benefits expense increased $1.8 million, or 4.4%, to $42.3 million in 2023, compared to $40.5 million in 2022, and decreased $1.1 million, or 2.7%, to $40.5 million in 2022 compared to $41.6 million in 2021. The increase in 2023 was due to a $3.5 million increase in group insurance costs, a $1.0 million increase in payroll tax expense and a $347,000 increase in the KSOP match, partially offset by a $3.5 million decrease in pension plan expense. The decrease in 2022 was due to a $2.2 million decrease in group insurance costs, partially offset by an $826,000 increase in payroll tax expense and a $358,000 increase in the KSOP match.

Occupancy expense decreased by $752,000, or 5.4%, to $13.1 million in 2023, compared to $13.9 million in 2022, and increased $827,000, or 6.3%, to $13.9 million in 2022 compared to $13.0 million in 2021. The $752,000 decrease in 2023 was primarily related to decreased lease expense and depreciation expense, partially offset by an increase in maintenance and repair expenses and an increase in utilities expense. The $827,000 increase in 2022 was primarily the result of a $760,000 write-down in the right-of-use lease asset related to an office relocation and an increase in utilities expense, partially offset by a decrease in maintenance and repair expenses and a decline in real estate tax expense.

Furniture and equipment expense increased $332,000, or 2.8%, to $12.2 million in 2023, compared to $11.9 million in 2022, and increased $1.0 million, or 9.3%, to $11.9 million in 2022 compared to $10.9 million in 2021. The increases in 2023 and 2022 were primarily related to increased depreciation expense and increased expenses related to repairs and maintenance on equipment.

Data processing fees increased by $5.0 million, or 15.4%, to $37.6 million in 2023, compared to $32.6 million in 2022, and increased $2.1 million, or 6.8%, to $32.6 million in 2022 compared to $30.5 million in 2021. The increase in 2023 primarily related to an increase in software expenses of $3.7 million and an increase in debit card processing costs of $1.4 million. The increase in 2022 primarily related to an increase in software expenses of $2.4 million, partially offset by a decrease in debit card processing costs of $277,000.

Professional fees and services decreased $1.7 million, or 5.4%, to $29.2 million in 2023, compared to $30.8 million in 2022, and increased $3.4 million, or 12.3%, to $30.8 million in 2022 compared to $27.5 million in 2021. This subcategory of total other expense includes legal fees, management consulting fees, directors' fees, audit fees, regulatory examination fees and memberships in industry associations. The $1.7 million decrease in 2023 related to decreases in management consulting fees and recruiting fees, partially offset by increases in IntraFi insured deposit fees and temporary wages. The $3.4 million increase in 2022 related to a increases in management consulting fees, recruiting fees, and IntraFi insured deposit fees.

Marketing expense increased by $136,000, or 2.5%, to $5.5 million in 2023, compared to $5.3 million in 2022 and decreased by $738,000, or 12.2%, to $5.3 million in 2022 compared to $6.1 million in 2021. The $738,000 decrease in 2022 was primarily due to a decline in advertising expense.

Insurance expense increased by $2.2 million, or 41.1%, to $7.6 million in 2023 compared to $5.4 million in 2022 and decreased by $504,000, or 8.5%, to $5.4 million in 2022 compared to $5.9 million in 2021. The increase in 2023 and the decrease in 2022 were related to fluctuations in FDIC assessment expense.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, and other miscellaneous expense. The subcategory Miscellaneous other expense increased by $1.0 million, or 10.1%, to $11.3 million in 2023 compared to $10.2 million in 2022 and increased $1.4 million, or 16.0%, to $10.2 million in 2022 compared to $8.8 million in 2021. The increase in 2023 was related to increases in training and travel expenses and increased expense related to losses as a result of fraud and other non loan related losses and other miscellaneous expenses, partially offset by a decrease in operating lease depreciation expense and a decrease in the expense for the provision for unfunded credit losses. The increase in 2022 related to increases in training and travel related expenses and an increase in the provision for unfunded credit losses, partially offset by a decrease in operating lease depreciation.

Efficiency Ratio: The following table details the calculation of the efficiency ratio for the years ended December 31, 2023, 2022, and 2021.

Table 20 - Efficiency ratio(1)	Year Ended December 31,
(In thousands)	2023	2022	2021
Net interest income	$373,113	$347,059	$329,893
Add: Tax equivalent adjustment (2)	3,726	3,541	2,911
Net interest income - Fully tax equivalent	$376,839	$350,600	$332,804

Total other income	$92,634	$135,935	$129,944

Total other expense	$309,239	$297,978	$283,518

Efficiency ratio	65.87%	61.24%	61.27%
(1) Calculated by dividing "Total other expense" by the sum of fully-tax equivalent net interest income and "Total other income."
(2) The tax equivalent adjustment to net interest income was calculated assuming a 21% corporate federal income tax rate for 2023, 2022 and 2021.

Items Impacting Comparability (non-U.S. GAAP): From time to time, revenue, expenses, and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results relate to merger and acquisition activities and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

The following table details those items which management believes impacts the comparability of current and prior period amounts.

Table 21 - Items impacting comparability	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021	Affected Line Item
Net interest income	$373,113	$347,059	$329,893
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	633	1,773	3,257	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	—	7	46	Interest on deposits
less interest income on former Vision Bank relationships	631	3,703	7,985	Interest and fees on loans
Net interest income - adjusted	$371,849	$341,576	$318,605

Provision for (recovery of) credit losses	$2,904	$4,557	$(11,916)
less recoveries on former Vision Bank relationships	(788)	(1,319)	(3,169)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$3,692	$5,876	$(8,747)

Total other income	$92,634	$135,935	$129,944
less write-downs on strategic initiatives	(1,038)	—	—	Miscellaneous income
less Vision related gain on the sale of OREO, net	—	5,607	—	(Loss) gain on the sale of OREO, net
less other service income related to former Vision Bank relationships	175	788	525	Other service income
less Vision related OREO valuation markup	46	12,009	—	OREO valuation markup
less net loss on the sale of debt securities	(7,875)	—	—	Loss on the sale of debt securities, net
Total other income - adjusted	$101,326	$117,531	$129,419

Table 21 - Items impacting comparability (continued)	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021	Affected Line Item
Total other expense	$309,239	$297,978	$283,518
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	1,323	1,487	1,798	Amortization of intangible assets
less Foundation contributions	1,000	4,000	4,000	Foundation contributions
less direct expenses related to collection of payments on former Vision Bank loan relationships	100	1,761	1,361	Professional fees and services
Total other expense - adjusted	$306,816	$290,730	$276,359

Tax effect of adjustments to net income identified above (9)	$1,903	$(3,771)	$(1,643)

Net income - reported	$126,734	$148,351	$153,945
Net income - adjusted (8)	$133,894	$134,164	$147,765

Diluted earnings per common share	$7.80	$9.06	$9.37
Diluted earnings per common share, adjusted (8)	$8.24	$8.20	$9.00

Return on average assets (1)(2)	1.27%	1.48%	1.56%
Return on average assets, adjusted (1)(2)(8)	1.34%	1.34%	1.50%

Return on average tangible assets (1)(2)(5)	1.29%	1.50%	1.59%
Return on average tangible assets, adjusted (1)(2)(5)(8)	1.37%	1.36%	1.53%

Return on average shareholders' equity (1)(2)	11.55%	13.78%	14.45%
Return on average shareholders' equity, adjusted (1)(2)(8)	12.20%	12.46%	13.87%

Return on average tangible equity (1)(2)(3)	13.60%	16.29%	17.15%
Return on average tangible equity, adjusted (1)(2)(3)(8)	14.36%	14.73%	16.46%

Efficiency ratio (7)	65.87%	61.24%	61.27%
Efficiency ratio, adjusted (7)(8)	64.34%	62.84%	61.29%

Net interest margin (7)	4.11%	3.80%	3.69%
Net interest margin, adjusted (7)(8)	4.09%	3.74%	3.56%

Table 21 - Items impacting comparability (continued)
Financial Reconciliations
(1) Reported measure uses net income.

(2) Averages are for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	Year Ended December 31,
	2023	2022	2021
AVERAGE SHAREHOLDERS' EQUITY	$1,097,143	$1,076,879	$1,065,460
Less: Average goodwill and other intangible assets	164,960	166,337	167,993
AVERAGE TANGIBLE EQUITY	$932,183	$910,542	$897,467

(4) Tangible equity divided by common shares outstanding at period end. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL SHAREHOLDERS' EQUITY TO TANGIBLE EQUITY:
	Year Ended December 31,
	2023	2022	2021
TOTAL SHAREHOLDERS' EQUITY	$1,145,293	$1,069,226	$1,110,759
Less: Goodwill and other intangible assets	164,247	165,570	167,057
TANGIBLE EQUITY	$981,046	$903,656	$943,702

(5) Net income for each period divided by average tangible assets during the period. Average tangible assets equal average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	Year Ended December 31,
	2023	2022	2021
AVERAGE ASSETS	$9,957,554	$10,044,208	$9,847,458
Less: Average goodwill and other intangible assets	164,960	166,337	167,993
AVERAGE TANGIBLE ASSETS	$9,792,594	$9,877,871	$9,679,465

(6) Tangible equity divided by tangible assets. Tangible assets equal total assets less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL ASSETS TO TANGIBLE ASSETS:
	Year Ended December 31,
	2023	2022	2021
TOTAL ASSETS	$9,836,453	$9,854,993	$9,560,254
Less: Goodwill and other intangible assets	164,247	165,570	167,057
TANGIBLE ASSETS	$9,672,206	$9,689,423	$9,393,197

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

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	Year Ended December 31,
	2023	2022	2021
Interest income	$471,670	$378,247	$345,853
FTE adjustment	3,726	3,541	2,911
FTE interest income	$475,396	$381,788	$348,764
Interest expense	98,557	31,188	15,960
FTE net interest income	$376,839	$350,600	$332,804

(8) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for (recovery of) credit losses, total other income, and total other expense as well as the disclosure of the "Tax effect of adjustments to net income identified above."

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

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	Year Ended December 31,
	2023	2022	2021
Net income	$126,734	$148,351	$153,945
Plus: Income taxes	26,870	32,108	34,290
Plus: Provision for (recovery of) credit losses	2,904	4,557	(11,916)
Pre-tax, pre-provision net income	$156,508	$185,016	$176,319

Income Taxes:
Income tax expense was $26.9 million in 2023 and consisted of federal income tax expense of $25.7 million and state income tax expense of $1.2 million. This compares to income tax expense of $32.1 million in 2022, which consisted of federal income tax expense of $30.8 million and state income tax expense of $1.3 million. This compares to income tax expense of $34.3 million for 2021, which consisted of federal income tax expense of $33.2 million and state income tax expense of $1.1 million. The effective income tax rate was 17.5% in 2023, 17.8% in 2022 and 18.2% in 2021.

The difference between the statutory federal corporate income tax rate of 21% and Park’s effective tax rate reflected permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on common shares held within Park’s salary deferral plan, offset by the impact of state income taxes. Park's permanent federal tax differences were approximately $6.6 million in 2023, compared to $7.1 million in 2022 and $6.3 million for 2021. Park expects permanent federal tax differences for 2024 will be approximately $5.5 million.

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

The table below provides additional information on the provision for (recovery of) credits losses and the ACL for 2023, 2022 and 2021.

Table 22 - ACL Activity
(In thousands)	2023	2022	2021
ACL, beginning balance	$85,379	$83,197	$85,675
Cumulative change in accounting principle; adoption of ASU 2016-13	—	—	6,090
Cumulative change in accounting principle; adoption of ASU 2022-02	383	—	—
Charge-offs	10,863	9,133	5,093
Recoveries	(5,942)	(6,758)	(8,441)
Net charge-offs (recoveries)	4,921	2,375	(3,348)
Provision for (recovery of) credit losses:	2,904	4,557	(11,916)
ACL, ending balance	$83,745	$85,379	$83,197
Average loans	$7,222,479	$6,955,674	$7,014,517
Net charge-offs (recoveries) as a percentage of average loans	0.07%	0.03%	(0.05)%

For the year ended December 31, 2023, gross income of $5.7 million would have been recognized on loans that were nonaccrual as of December 31, 2023 had these loans been current in accordance with their original terms. Interest income on nonaccrual loans may be recorded on a cash basis and be included in income only when Park expects to receive the entire recorded investment of the loan. Of the $5.7 million that would have been recognized, approximately $3.9 million was included in interest income for the year ended December 31, 2023 as a result of payments made.

At year-end 2023, the allowance for credit losses was $83.7 million, or 1.12%, of total loans outstanding, compared to $85.4 million, or 1.20%, of total loans outstanding at year-end 2022, and $83.2 million, or 1.21% of total loans outstanding at year-end 2021.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and collective reserves, at December 31, 2023, December 31, 2022 and December 31, 2021.

Table 23- Allowance for Credit Losses Summary
(Dollars in thousands)	12/31/2023	12/31/2022	12/31/2021
Total allowance for credit losses	$83,745	$85,379	$83,197
Allowance on accruing PCD loans	—	—	—
Reserves on individually evaluated loans	4,983	3,566	1,616
General reserves on collectively evaluated loans	$78,762	$81,813	$81,581

Total loans	$7,476,221	$7,141,891	$6,871,122
Accruing PCD loans	2,835	4,653	7,149
Individually evaluated loans	45,215	78,341	74,502
Collectively evaluated loans	$7,428,171	$7,058,897	$6,789,471

Allowance for credit losses as a % of period end loans	1.12%	1.20%	1.21%
General reserve as a % of collectively evaluated loans	1.06%	1.16%	1.20%

The allowance for credit losses of $83.7 million at December 31, 2023 represented a $1.6 million, or 1.9%, decrease compared to $85.4 million at December 31, 2022. The decrease was largely due to a $3.1 million decrease in general reserves taking into account changing economic forecasts while balancing the risks associated with other economic factors and a $1.4 million increase in individual reserves.

The allowance for credit losses of $85.4 million at December 31, 2022 represented an $2.2 million, or 2.6%, increase compared to $83.2 million at December 31, 2021. The increase was largely due to a $2.0 million increase in individual reserves and a

$232,000 increase in general reserves, taking into consideration changing economic forecasts while balancing the risks associated with inflation and other economic factors.

Management believes that the allowance for credit losses at year-end 2023 is adequate to absorb estimated life of loan credit losses in the loan portfolio. See "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K, and the discussion under the heading “CRITICAL ACCOUNTING POLICIES” earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on management’s evaluation of the adequacy of the allowance for credit losses.

ACL Detail by Loan Type: The following tables breakdown the allowance for credit losses and components by loan type.

The table below provides a summary of Park's loan loss experience over the past three years:

Table 24 - Summary of Loan Credit Loss Experience
(In thousands)	2023	2022	2021

Average loans	$7,222,479	$6,955,674	$7,014,157

Allowance for credit losses:
Beginning balance	85,379	83,197	85,675
Adoption of ASU 2016-13	—	—	6,090
Adoption of ASU 2022-02	383	—	—

Charge-offs:
Commercial, financial and agricultural	1,226	2,056	957
Construction real estate	546	33	—
Residential real estate	44	81	49
Commercial real estate	754	1,578	35
Consumer	8,293	5,343	4,052
Leases	—	42	—
Total charge-offs	$10,863	$9,133	$5,093

Recoveries:
Commercial financial, and agricultural	$292	$826	$639
Construction real estate	548	1,343	2,299
Residential real estate	482	164	941
Commercial real estate	240	627	802
Consumer	4,379	3,767	3,759
Leases	1	31	1
Total recoveries	$5,942	$6,758	$8,441

Net charge-offs (recoveries)	$4,921	$2,375	$(3,348)
Provision (recovery) included in net income	2,904	4,557	(11,916)
Ending balance	$83,745	$85,379	$83,197

Ratio of net charge-offs (recoveries) to average loans	0.07%	0.03%	(0.05)%
Ratio of allowance for credit losses to end of year loans	1.12%	1.20%	1.21%

The follow table presents net-charge offs (recoveries), average loans outstanding, and net charge-offs (recoveries) as a percentage of average loans, by type of loan over the past three years:

Table 25- Net Charge-Offs (Recoveries) to Average Loans
Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans
Commercial, financial, and agricultural	$934	$1,262,791	0.07%	$1,230	$1,282,431	0.10%	$318	$1,435,221	0.02%
Construction real estate	(2)	292,920	—%	(1,310)	316,805	(0.41)%	(2,299)	331,882	(0.69)%
Residential real estate	(438)	1,894,891	(0.02)%	(83)	1,747,149	—%	(892)	1,771,880	(0.05)%
Commercial real estate	514	1,818,935	0.03%	951	1,778,622	0.05%	(767)	1,766,346	(0.04)%
Consumer	3,914	1,933,669	0.20%	1,576	1,810,985	0.09%	293	1,686,849	0.02%
Leases	(1)	19,273	(0.01)%	11	19,682	0.06%	(1)	22,339	—%
Total	$4,921	$7,222,479	0.07%	$2,375	$6,955,674	0.03%	$(3,348)	$7,014,517	(0.05)%

The following table summarizes Park's allocation of the allowance for credit losses for the past three years:

Table 26- Allocation of Allowance for Credit Losses
December 31,	2023		2022		2021
(In thousands)	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category
Commercial, financial, and agricultural	$15,496	17.33%	$16,987	18.22%	$14,025	18.90%
Construction real estate	5,227	4.08%	5,550	4.56%	5,758	4.68%
Residential real estate	18,818	27.15%	16,831	25.16%	11,424	25.31%
Commercial real estate	16,374	25.09%	17,829	25.12%	25,466	26.22%
Consumer	27,713	26.03%	28,021	26.67%	26,286	24.59%
Leases	117	0.32%	161	0.27%	238	0.30%
Total	$83,745	100.00%	$85,379	100.00%	$83,197	100.00%

As of December 31, 2023, Park had no concentrations of loans exceeding 10% to borrowers engaged in the same or similar industries nor did Park have any loans to foreign governments.

Nonperforming Assets: After the adoption of ASU 2022-02 on January 1, 2023, which eliminated the TDR classification, non-performing assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; 3) OREO which results from taking possession of property that served as collateral for a defaulted loan; and 4) other nonperforming assets. Prior to the adoption of ASU 2022-02 on January 1, 2023, nonperforming assets included: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and 4) OREO which results from taking possession of property that served as collateral for a defaulted loan; and 5) other nonperforming assets. There were no other nonperforming assets as of December 31, 2023 and 2022. As of December 31, 2021 other nonperforming assets consisted of aircraft acquired as part of a loan workout.

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

The following is a summary of Park’s nonperforming assets at the end of the last three years:

Table 27 - Nonperforming Assets
	December 31,
(In thousands)	2023	2022	2021
Nonaccrual loans	$60,259	$79,696	$72,722
Accruing TDRs (for years 2022 and prior) (1)	N/A	20,134	28,323
Loans past due 90 days or more and accruing	859	1,281	1,607
Total nonperforming loans	$61,118	$101,111	$102,652
OREO	983	1,354	775
Other nonperforming assets	—	—	2,750
Total nonperforming assets	$62,101	$102,465	$106,177
Percentage of nonperforming loans to total loans (1)	0.82%	1.42%	1.49%
Percentage of nonperforming assets to total loans (1)	0.83%	1.43%	1.55%
Percentage of nonperforming assets to total assets (1)	0.63%	1.04%	1.11%
Percentage of nonaccrual loans to total loans	0.81%	1.12%	1.06%
Allowance for credit losses to nonaccrual loans	138.98%	107.13%	114.40%
  (1) Effective January 1, 2023, Park adopted ASU 2022-02. Among other things, this ASU eliminated the concept of TDRs.

Park classifies loans as nonaccrual when 1) a loan is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at December 31, 2023, 2022, and 2021. Loans are classified as current if they are less than 30 days past due.

Table 28 - Delinquency Status of Nonaccrual Loans
	December 31, 2023		December 31, 2022		December 31, 2021
(Dollars in thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$38,956	0.52%	$58,893	0.83%	$53,259	0.78%
Nonaccrual loans - past due	21,303	0.29%	20,803	0.29%	19,463	0.28%
Total nonaccrual loans	$60,259	0.81%	$79,696	1.12%	$72,722	1.06%

Credit Quality Indicators: When determining the quarterly credit loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Commercial loans graded a 6 (substandard), also considered to be watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher PD is applied to these loans. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. Any commercial loan graded an 8 (loss) is completely charged off.

The following table highlights the credit trends within the commercial loan portfolio.

Table 29- Commercial Credit Trends
Commercial loans * (In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Pass rated	$3,905,673	$3,709,065	$3,712,784
Special Mention	57,236	79,855	75,397
Substandard	3,414	1,965	—
Individually evaluated for impairment (1)	45,215	78,341	74,502
Accruing PCD	2,760	4,563	6,630
Total	$4,014,298	$3,873,789	$3,869,313
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

Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse. Park had $60.7 million of collectively evaluated commercial loans included on the watch list at December 31, 2023, compared to $81.8 million at December 31, 2022, and $75.4 million at December 31, 2021. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Delinquencies have remained low over the past 36 months. Delinquent and accruing loans were $23.5 million, or 0.31% of total loans at December 31, 2023, compared to $18.9 million, or 0.26% of total loans at December 31, 2022, and $15.1 million, or 0.22% of total loans at December 31, 2021.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis. Park has determined that any commercial loans which have been placed on nonaccrual status will be individually evaluated. Individual analysis will establish a reserve for loans in scope.  Reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate. Prior to the elimination of TDRs with the adoption of ASU 2022-02 on January 1, 2023, Park also included commercial accruing TDRs as individually evaluated loans.

Individually evaluated commercial loans were $45.2 million at December 31, 2023, a decrease of $33.1 million, compared to $78.3 million at December 31, 2022 and a decrease of $29.3 million, compared to $74.5 million at December 31, 2021. The $78.3 million of individually evaluated commercial loans at December 31, 2022 included $11.5 million of loans modified in a TDR which were on accrual status and performing in accordance with the restructured terms, a decrease from $17.5 million at December 31, 2021.

At December 31, 2023, Park had taken partial charge-offs of $2.3 million related to the $45.2 million of the individually evaluated commercial loans, compared to partial charge-offs of $1.8 million related to the $78.3 million of individually evaluated commercial loans at December 31, 2022 and compared to partial charge-offs of $624,000 related to the $74.5 million of individually evaluated commercial loans at December 31, 2021.

The table below provides additional information related to Park's individually evaluated commercial loans at December 31, 2022, 2021, and 2020.

Table 30 - Individually Evaluated Commercial Loans
Years ended December 31,
(In thousands)	2023	2022	2021
Unpaid principal balance	$47,564	$80,116	$75,126
Prior charge-offs	2,349	1,775	624
Remaining principal balance	45,215	78,341	74,502
Reserves	4,983	3,566	1,616
Book value, after reserves	$40,232	$74,775	$72,886

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At December 31, 2023, December 31, 2022 and December 31, 2021, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at December 31, 2023, 2022, and 2021 was $2.8 million, $4.7 million, and $7.1 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $534,000 at December 31, 2023. There were no nonaccrual loans acquired with deteriorated quality at December 31, 2022 or December 31, 2021.

CAPITAL RESOURCES

Liquidity and Interest Rate Sensitivity Management: Park’s objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents increased by $28.5 million during 2023 to $218.3 million at year end. Cash provided by operating activities was $150.5 million in 2023, $134.9 million in 2022 and $157.3 million in 2021. Net income was the primary source of cash provided by operating activities during each year.

Cash provided by investing activities was $64.2 in 2023, cash used in investing activities was $403.7 million in 2022 and $412.1 million in 2021. Investment securities transactions and loan originations/repayments are the major uses or sources of cash in investing activities.  Proceeds from the sale, repayment or maturity of investment securities provide cash and purchases of investment securities use cash.  Net investment securities transactions provided cash of $418.9 million in 2023, used cash of $137.8 million in 2022 and used cash of $709.5 million in 2021. Cash used by the net increase in the loan portfolio was $329.8 million in 2023, $271.8 million in 2022 and cash provided by the net paydown in the loan portfolio was $312.2 million in 2021.

Cash used in financing activities was $186.1 million in 2023, cash provided by financing activities was $239.4 million in 2022 and $103.5 million in 2021. A major source of cash provided by or used in financing activities is the net change in deposits.  Deposits decreased and used $192.1 million of cash in 2023, and increased and provided $330.2 million of cash in 2022 and $332.2 million of cash in 2021. These decreases and increases in deposits included a decrease in off-balance sheet deposits of $194.8 million in 2023, $787.1 million in 2022 and increases in off-balance sheet deposits of $273.0 million in 2021. Other major sources of cash from financing activities are short-term borrowings and long-term debt. In 2023, net short-term borrowings increased and provided $100.8 million in cash and net long-term borrowings was unchanged. In 2022, net short-term borrowings decreased and used $11.4 million in cash and net long-term debt was unchanged. In 2021, net short-term borrowings decreased and used $103.4 million in cash and net long-term debt decreased and used $32.5 million in cash. Cash used in the repurchase of common shares was $23.0 million in 2023 and $16.0 million in 2021. No common shares were repurchased in 2022. Finally, cash declined by $69.0 million in 2023, $76.6 million in 2022 and $74.3 million in 2021, from the payment of cash dividends.

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

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2023:

Table 31 - Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$508,549	$115,564	$260,002	$159,935	$425,137	$1,469,187
Money market instruments	57,791	—	—	—	—	57,791
Loans (1)	1,867,359	1,633,221	2,691,555	984,847	299,239	7,476,221
Total interest earning assets	2,433,699	1,748,785	2,951,557	1,144,782	724,376	9,003,199
Interest bearing liabilities:
Interest bearing transaction accounts (2)	$1,237,876	$—	$826,636	$—	$—	$2,064,512
Savings accounts (2)	1,128,503	—	1,413,456	—	—	2,541,959
Time deposits	425,419	263,320	82,153	32,244	3,464	806,600
Other	—	1,261	—	—	—	1,261
Total deposits	2,791,798	264,581	2,322,245	32,244	3,464	5,414,332
Short-term borrowings	328,182	—	—	—		328,182
Subordinated notes	15,000	—	174,147	—	—	189,147
Total interest bearing liabilities	3,134,980	264,581	2,496,392	32,244	3,464	5,931,661
Interest rate sensitivity gap	(701,281)	1,484,204	455,165	1,112,538	720,912	3,071,538
Cumulative rate sensitivity gap	(701,281)	782,923	1,238,088	2,350,626	3,071,538
Cumulative gap as a
percentage of total
interest earning assets	(7.79)%	8.70%	13.75%	26.11%	34.12%
(1)Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their re-pricing date or their expected repayment date and not by their contractual maturity date. Nonaccrual loans of $60.3 million are included within the over five year maturity category.
(2)Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 60.0% of interest bearing transaction accounts and 44.4% of savings accounts are considered to re-price within one year. If all of the interest bearing transaction accounts and savings accounts were considered to re-price within one year, the one-year cumulative gap would change from a positive 8.70% to a negative 16.19%.

The interest rate sensitivity gap analysis provides an overall picture of Park’s static interest rate risk position.  At December 31, 2023, the cumulative interest earning assets maturing or repricing within twelve months were $4,182 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $3,400 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $783 million or 8.7% of interest earning assets. The cumulative twelve-month interest rate sensitivity gap position at year-end 2022 was a positive $1,087 million or 11.9% of total interest earning assets.  The percentage of interest earning assets maturing or repricing within one year was 46.5% at year-end 2023, compared to 40.3% at year-end 2022.  The percentage of interest bearing liabilities maturing or repricing within one year was 57.3% at year-end 2023, compared to 46.4% at year-end 2022.

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

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon. At December 31, 2023, the earnings simulation model projected that net income would increase by 1.52% using a rising interest rate scenario and decrease by 1.92% using a declining interest rate scenario over the next year. At December 31, 2022, the earnings simulation model projected that net income would increase by 3.69% using a rising interest rate scenario and decrease by 5.38% using a declining interest rate scenario over the next year. At December 31, 2021, the earnings simulation model projected that net income would increase by 7.5% using a rising interest rate scenario and decrease by 15.1% using a declining interest rate scenario over the next year. Park’s net interest margin was 4.11% in 2023, 3.80% in 2022 and 3.69% in 2021.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, Park enters into certain contractual obligations. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2023.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Table 32 - Contractual Obligations (1)
December 31, 2023	Payments Due In
		0-1	1-3	3-5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	14	$7,235,965	$—	$—	$—	$7,235,965
Certificates of deposit	14	659,792	116,151	30,656	2	806,601
Short-term borrowings	16	328,182	—	—	—	328,182
Subordinated notes	18	—	—	—	189,147	189,147
Operating leases	13	2,495	4,276	4,041	9,435	20,247
Defined benefit pension plan (2)	21	10,966	23,410	22,141	54,844	111,361
Supplemental Executive Retirement Plan agreements	21	770	1,727	2,681	40,490	45,668
Total contractual obligations		$8,238,170	$145,564	$59,519	$293,918	$8,737,171
(1) Amounts do not include associated interest payments.
(2) Pension payments reflect 10 years of payments, through 2033.

As of December 31, 2023, Park had $28.8 million in unfunded commitments related to investments in qualified affordable housing projects which are not included in "Table 32 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2024 and 2033.

As of December 31, 2023, Park had $18.4 million in unfunded commitments related to certain equity investments which are not included in "Table 32 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner.

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of our customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2023, the Corporation had $1.5 billion of loan commitments and had $31.3 million of standby letters of credit. At December 31, 2022, the Corporation had $1.4 billion of loan commitments and had $30.5 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements.  These commitments often expire without being drawn upon.  However, all of the loan commitments and standby letters of credit were permitted to be drawn upon in 2023. See "Note 26 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in this Annual Report on Form 10-K, for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2023.

Capital: Park’s primary means of maintaining capital adequacy is through retained earnings.  At December 31, 2023, the Corporation’s total shareholders’ equity was $1,145.3 million, compared to $1,069.2 million at December 31, 2022.  Total shareholders’ equity at December 31, 2023 was 11.64% of total assets, compared to 10.85% of total assets at December 31, 2022.

Tangible equity (non-U.S. GAAP) was $981.0 million at December 31, 2023, and was $903.7 million at December 31, 2022. At December 31, 2023, tangible equity (non-U.S. GAAP) was 10.14% of tangible assets compared to 9.33% of tangible assets at December 31, 2022. A reconciliation of total shareholders' equity to tangible equity and total assets to tangible assets is included in Table 21.

Net income was $126.7 million in 2023, $148.4 million in 2022 and $153.9 million in 2021.

Cash dividends declared for Park's common shares were $68.7 million in 2023, $76.8 million in 2022 and $74.6 million in 2021. On a per share basis, the cash dividends declared were $4.20 per common share in 2023, $4.66 per common share in 2022 and $4.52 per common share in 2021.

The table below shows the repurchases and issuances of common shares and treasury shares for 2021 through 2023.

Table 33
(In thousands, except share data)	Treasury Shares	Number of Common Shares
Balance at January 1, 2021	$(130,766)	16,314,197
Cash payment for fractional shares in dividend reinvestment plan	—	(45)
Treasury shares repurchased	(16,048)	(137,659)
Treasury shares reissued for share-based compensation awards	2,964	29,670
Treasury shares reissued for director grants	1,360	13,400
Balance at December 31, 2021	$(142,490)	16,219,563
Cash payment for fractional shares in dividend reinvestment plan	—	(14)
Treasury shares reissued for share-based compensation awards	3,477	34,245
Treasury shares reissued for director grants	994	9,789
Balance at December 31, 2022	$(138,019)	16,263,583
Treasury shares repurchased	(23,017)	(199,000)
Treasury shares reissued for share-based compensation awards	4,014	38,842
Treasury shares reissued for director grants	1,349	13,054
Balance at December 31, 2023	$(155,673)	16,116,479

Park did not issue any new common shares, which had not already been held as treasury shares, in 2023, 2022 or 2021. Common shares (including treasury shares) had a balance of $463.3 million, $462.4 million and $461.8 million at December 31, 2023, 2022, and 2021, respectively.

Accumulated other comprehensive (loss) income, net reflected a loss of $66.2 million at December 31, 2023 and a loss of $102.4 million at December 31, 2022, and reflected income of $15.2 million at December 31, 2021. During 2023, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a gain of $27.8 million, which included a $6.2 million, net of income taxes, realized loss on the sale of debt securities. During 2022, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a loss of $116.9 million. During 2021, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a loss of $19.5 million.

Additionally, Park recognized an other comprehensive gain of $8.4 million, net of tax, related to the change in pension plan assets and benefit obligations in 2023, compared to an other comprehensive loss of $888,000, net of tax, related to the change in pension plan assets and benefit obligations in 2022, compared to an other comprehensive gain of $28.6 million, net of tax, related to the change in pension plan assets and benefit obligations in 2021. Finally, during 2022, Park recognized an other comprehensive gain of $206,000, net of income tax, related to an unrealized net holding gain on cash flow hedging derivatives, compared to an other comprehensive gain of $492,000, net of income tax, related to an unrealized net holding gain on cash flow hedging derivatives in 2021. There was no unrealized holding gain or loss on cash flow hedging derivatives in 2023.

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

Park and PNB met each of the well-capitalized ratio guidelines applicable to them at December 31, 2023. The following table indicates the capital ratios for PNB and Park at December 31, 2023 and December 31, 2022.

Table 34 - PNB and Park Capital Ratios
	As of December 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.11%	10.95%	10.95%	12.35%
Park	10.74%	12.97%	12.79%	16.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.34%	10.69%	10.69%	12.15%
Park	9.90%	12.76%	12.57%	16.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in "Table 12 - Distribution of Assets, Liabilities and Shareholders' Equity" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, Park’s tax equivalent net interest margin increased by 31 basis points in 2023, increased by 11 basis points in 2022 and decreased by 24 basis points in 2021. The tax equivalent net interest margin was 4.11%, 3.80% and 3.69% for each of the years ended December 31, 2023, 2022 and 2021, respectively. The discussion of interest rate sensitivity included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 26 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Audited Financial Statements    Page

Management’s Report on Internal Control Over Financial Reporting    75
Report of Independent Registered Public Accounting Firm     77
Auditor Name: Crowe LLP
Auditor Location: Columbus, OH
Auditor Firm ID: 173
Consolidated Balance Sheets at December 31, 2023 and 2022    79
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021    81
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021    83
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021    84
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021    85
Notes to Consolidated Financial Statements    87

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

With the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, Secretary, and Treasurer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2023, the end of the Corporation’s fiscal year. In making this assessment, management used the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) Internal Control — Integrated Framework (2013).

Based on our assessment under the criteria described in the immediately preceding paragraph, management concluded that the
Corporation maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2023. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors of the Corporation.

The Corporation’s independent registered public accounting firm, Crowe LLP, has audited the Consolidated Balance Sheets of the Corporation and its subsidiaries at December 31, 2023 and 2022 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023, included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K and the Corporation’s internal control over financial reporting as of December 31, 2023, and has issued their Report of Independent

Registered Public Accounting Firm, which appears in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

/s/ David L. Trautman	/s/ Brady T. Burt
David L. Trautman	Brady T. Burt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer

February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Park National Corporation
Newark, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Park National Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

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

The auditing of the quantitative adjustments related to weighting of economic scenarios was identified by us as a critical audit matter because of the significant subjective and complex judgments made by management to develop the quantitative adjustments, which led to significant auditor judgment and audit effort to evaluate the quantitative adjustment made, on top of the model, that weights the economic scenarios to reflect model risk in the current economic environment.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management's controls addressing:

◦Evaluation of the appropriateness of the key judgments used in the determination of the quantitative adjustment, made on top of the model, that weights the economic scenarios used in the forecast.
◦Evaluation of the relevance and reliability of data used in the determination of the quantitative adjustment, made on top of the model, that weights the economic scenarios used in the forecast.

•Substantive testing included:

◦Evaluating management’s judgments and the relevance and reliability of data used in applying a quantitative adjustment, made on top of the model, that weights the economic scenarios used in the forecast.

Crowe LLP

We have served as the Company's auditor since 2006.

Columbus, Ohio
February 23, 2024

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2023 and 2022

(In thousands, except share and per share data)	2023	2022

Assets
Cash and due from banks	$160,477	$156,750
Money market instruments	57,791	32,978
Cash and cash equivalents	218,268	189,728

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,418,770 and $1,854,852 at December 31, 2023 and 2022, respectively, and no allowance for credit losses at December 31, 2023 and 2022)	1,332,842	1,733,696
Other investment securities	96,302	87,091
Total investment securities	1,429,144	1,820,787

Total loans	7,476,221	7,141,891
Allowance for credit losses	(83,745)	(85,379)
Net loans	7,392,476	7,056,512

Other assets:
Bank owned life insurance	231,631	220,072
Prepaid assets	165,879	153,579
Goodwill	159,595	159,595
Other intangible assets	4,652	5,975
Premises and equipment, net	74,211	82,126
Affordable housing tax credit investments	62,703	60,968
Accrued interest receivable	39,236	34,704
Other real estate owned	983	1,354
Mortgage loan servicing rights	14,656	15,792
Operating lease right-of-use asset	15,715	17,600
Other	27,304	36,201
Total other assets	796,565	787,966

Total assets	$9,836,453	$9,854,993

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2023 and 2022

(In thousands, except share and per share data)	2023	2022

Liabilities and shareholders’ equity

Deposits:
Non-interest bearing	$2,628,234	$3,074,276
Interest bearing	5,414,332	5,160,439
Total deposits	8,042,566	8,234,715

Borrowings:
Short-term borrowings	328,182	227,342
Subordinated notes	189,147	188,667
Total borrowings	517,329	416,009

Other liabilities:
Operating lease liability	16,605	19,291
Accrued interest payable	6,860	3,486
Unfunded commitments in affordable housing tax credit investments	28,768	28,132
Allowance for credit losses on off-balance sheet commitments	5,103	5,214
Other	73,929	78,920
Total other liabilities	131,265	135,043

Total liabilities	8,691,160	8,785,767

Commitments and contingencies

Shareholders’ equity:

Preferred shares (200,000 preferred shares authorized; no preferred shares outstanding at December 31, 2023 and 2022)	$—	$—
Common shares, no par value (20,000,000 common shares authorized; 17,623,104 common shares issued at December 31, 2023 and 2022)	463,280	462,404
Accumulated other comprehensive loss, net of taxes	(66,191)	(102,394)
Retained earnings	903,877	847,235
Less: Treasury shares (1,506,625 and 1,359,521 common shares at December 31, 2023 and 2022, respectively)	(155,673)	(138,019)
Total shareholders’ equity	1,145,293	1,069,226
Total liabilities and shareholders’ equity	$9,836,453	$9,854,993

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2023, 2022 and 2021

(In thousands, except per share data)	2023	2022	2021

Interest and dividend income:
Interest and fees on loans	$399,795	$323,107	$317,208
Interest and dividends on debt securities:
Taxable	52,786	36,047	19,458
Tax-exempt	10,966	10,964	8,307
Other interest income	8,123	8,129	880
Total interest and dividend income	471,670	378,247	345,853

Interest expense:
Interest on deposits:
Demand and savings deposits	71,776	17,646	1,595
Time deposits	12,677	3,314	4,711
Interest on short-term borrowings	4,721	1,395	767
Interest on subordinated notes and long-term debt	9,383	8,833	8,887
Total interest expense	98,557	31,188	15,960
Net interest income	373,113	347,059	329,893

Provision for (recovery of) credit losses	2,904	4,557	(11,916)
Net interest income after provision for (recovery of) credit losses	370,209	342,502	341,809

Other income:
Income from fiduciary activities	35,474	34,091	34,449
Service charges on deposit accounts	8,445	10,091	8,832
Other service income	10,300	15,295	29,812
Debit card fee income	26,522	26,046	25,865
Bank owned life insurance income	5,338	6,100	4,897
ATM fees	2,178	2,273	2,379
(Loss) gain on the sale of OREO, net	(3)	5,611	(4)
OREO valuation markup	60	12,039	64
Loss on the sale of debt securities, net	(7,875)	—	—
Gain on equity securities, net	971	2,955	5,011
Other components of net periodic benefit income	7,572	12,108	8,152
Miscellaneous	3,652	9,326	10,487
Total other income	$92,634	$135,935	$129,944

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2023, 2022 and 2021

(In thousands, except per share data)	2023	2022	2021

Other expense:
Salaries	$139,237	$133,299	$125,585
Employee benefits	42,264	40,490	41,603
Occupancy expense	13,114	13,866	13,039
Furniture and equipment expense	12,233	11,901	10,887
Data processing fees	37,637	32,627	30,539
Professional fees and services	29,173	30,837	27,450
Marketing	5,471	5,335	6,073
Insurance	7,640	5,413	5,917
Communication	4,210	3,891	3,539
State tax expense	4,657	4,585	4,255
Amortization of intangible assets	1,323	1,487	1,798
Foundation contributions	1,000	4,000	4,000
Miscellaneous	11,280	10,247	8,833
Total other expense	309,239	297,978	283,518

Income before income taxes	153,604	180,459	188,235

Income taxes	26,870	32,108	34,290

Net income	$126,734	$148,351	$153,945

Earnings per common share:
Basic	$7.84	$9.13	$9.45
Diluted	$7.80	$9.06	$9.37

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
for years ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021

Net income	$126,734	$148,351	$153,945

Other comprehensive income (loss) net of income tax:
Defined benefit pension plan:
Amortization of net actuarial loss (gain) and amortization of prior service cost (credit), net of income tax effect of $10, $(3) and $466, for the years ended December 31, 2023, 2022, and 2021, respectively	38	(12)	1,754
Unrealized net actuarial gain (loss) and prior service credit (cost), net of income tax effect of $2,215, $(233) and $7,144, for the years ended December 31, 2023, 2022, and 2021, respectively	8,334	(876)	26,875
Change in funded status of defined benefit pension plan, net of income tax effect	8,372	(888)	28,629

Debt securities available-for-sale:
Net loss realized on sale of debt securities AFS, net of income tax effect of $1,654 for the year ended December 31, 2023	6,221	—	—
Change in unrealized holding gain (loss) on debt securities AFS, net of income tax effect of $5,743, $(31,066) and $(5,193), for the years ended December 31, 2023, 2022 and 2021, respectively	21,610	(116,867)	(19,537)
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect	27,831	(116,867)	(19,537)

Cash flow hedging derivatives:
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $41 and $131 for the years ended December 31, 2022 and 2021, respectively	—	154	492
Reclassification adjustment for losses included in net income on cash flow hedging derivatives, net of income tax effect of $14 for the year ended December 31, 2022	—	52	—
Unrealized net holding gain on cash flow hedging derivatives, net of income tax effect	—	206	492

Other comprehensive income (loss)	$36,203	$(117,549)	$9,584

Comprehensive income	$162,937	$30,802	$163,529
The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2023, 2022 and 2021

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount

Balance, January 1, 2021, as previously presented	—	$—	16,314,197	$460,687	$704,764	$(130,766)	$5,571
Cumulative effect of change in accounting principle for ASU 2016-13, net of income tax					(7,956)
Balance, January 1, 2021, as adjusted	—	$—	16,314,197	$460,687	$696,808	$(130,766)	$5,571
Net income					153,945
Other comprehensive income, net of income tax							9,584
Cash dividends, $4.52 per common share					(74,634)
Cash payment for fractional shares in dividend reinvestment plan			(45)	(6)
Share-based compensation expense				6,345
Issuance of 29,670 common shares under share-based compensation awards, net of 18,436 common shares withheld to pay employee income taxes			29,670	(5,226)	(141)	2,964
Treasury shares repurchased			(137,659)			(16,048)
Treasury shares reissued for director grants			13,400		316	1,360
Balance, December 31, 2021	—	$—	16,219,563	$461,800	$776,294	$(142,490)	$15,155
Net income					148,351
Other comprehensive loss, net of income tax							(117,549)
Cash dividends, $4.66 per common share					(76,771)
Cash payment for fractional shares in dividend reinvestment plan			(14)	(2)
Share-based compensation expense				5,879
Issuance of 34,245 common shares under share-based compensation awards, net of 21,219 common shares withheld to pay employee income taxes			34,245	(5,273)	(965)	3,477
Treasury shares reissued for director grants			9,789		326	994
Balance, December 31, 2022	—	—	16,263,583	462,404	847,235	(138,019)	(102,394)
Cumulative effect of a change in accounting principle for ASU 2022-02, net of income tax					(303)
Balance January 1, 2023, as adjusted	—	$—	16,263,583	462,404	846,932	(138,019)	(102,394)
Net income					126,734
Other comprehensive income, net of income tax							36,203
Cash dividends, $4.20 per common share					(68,716)
Share-based compensation expense				6,787
Issuance of 38,842 common shares under share-based compensation awards, net of 23,973 common shares withheld to pay employee income taxes			38,842	(5,911)	(947)	4,014
Treasury shares repurchased			(199,000)			(23,017)
Treasury shares reissued for director grants			13,054		(126)	1,349
Balance, December 31, 2023	—	$—	16,116,479	$463,280	$903,877	$(155,673)	$(66,191)
The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021

Operating activities:
Net income	$126,734	$148,351	$153,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	2,904	4,557	(11,916)
Accretion of loan fees and costs, net	(8,759)	(12,085)	(25,185)
Net amortization (accretion) of purchase accounting adjustments	664	(334)	(1,519)
Depreciation of premises and equipment	14,015	13,819	13,267
Amortization of investment securities, net	3,794	3,666	2,174
(Increase) decrease in deferred income tax	(703)	611	(3,131)
Loss on the sale of debt securities, net	7,875	—	—
Gain on equity securities, net	(971)	(2,955)	(5,011)
Share-based compensation expense	8,010	7,199	8,021
Loan originations to be sold in secondary market	(65,211)	(173,880)	(569,080)
Proceeds from sale of loans in secondary market	65,338	185,361	609,377
Gain on sale of loans in secondary market	(1,213)	(4,243)	(18,018)
Loss (gain) on the sale of OREO, net	3	(5,611)	4
OREO valuation markup	(60)	(12,039)	(64)
Gain on sale of non-mortgage loans	—	(495)	—
Bank owned life insurance income	(5,338)	(6,100)	(4,897)
Investment in qualified affordable housing tax credits amortization	8,265	7,743	7,313
Changes in assets and liabilities:
Increase in prepaid dealer premiums	(43)	(9,422)	(2,415)
Decrease (increase) in other assets	2,182	(4,467)	12,406
Decrease in other liabilities	(6,982)	(4,814)	(7,939)
Net cash provided by operating activities	$150,504	$134,862	$157,332

Investing activities:
Proceeds from redemption/repurchase of FHLB stock	11,672	2,216	8,677
Proceeds from sales of investment securities	284,454	—	934
Proceeds from calls and maturities of:
AFS debt securities	145,310	186,123	232,197
Purchase of:
AFS debt securities	(3,981)	(317,278)	(953,900)
Equity securities	(2,195)	(9,165)	—
FHLB stock	(18,228)	—	—
Net decrease in other investments	1,886	331	2,597
Net loan (originations) paydowns, portfolio loans	(329,810)	(271,753)	312,187

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2023, 2022 and 2021
(In thousands)	2023	2022	2021

Proceeds from the sale of non-mortgage loans	—	4,345	3,718
Proceeds from the sale of OREO	965	17,684	758
Life insurance death benefits	1,816	9,587	5,598
Purchases of bank owned life insurance	(10,779)	(7,500)	—
Investment in qualified affordable housing tax credits	(9,364)	(10,352)	(10,814)
Purchases of premises and equipment	(7,589)	(7,937)	(14,093)
Net cash provided by (used in) investing activities	$64,157	$(403,699)	$(412,141)

Financing activities
Net (decrease) increase in deposits	(386,901)	(456,922)	605,168
Net decrease (increase) in off-balance sheet deposits	194,752	787,116	(272,952)
Net increase (decrease) in short-term borrowings	100,840	(11,444)	(103,444)
Repayment of long-term debt	—	—	(32,500)
Value of common shares withheld to pay employee income taxes	(2,844)	(2,761)	(2,403)
Repurchase of common shares to be held as treasury shares	(23,017)	—	(16,048)
Cash dividends paid	(68,951)	(76,604)	(74,306)
Net cash (used in) provided by financing activities	$(186,121)	$239,385	$103,515
Increase (decrease) in cash and cash equivalents	28,540	(29,452)	(151,294)

Cash and cash equivalents at beginning of year	189,728	219,180	370,474
Cash and cash equivalents at end of year	$218,268	$189,728	$219,180

Cash paid for:
Interest	$95,183	$30,818	$16,704

Federal income taxes	17,200	24,670	25,505

Non cash items:
Loans transferred to OREO	$1,097	$13,418	$150

Non-mortgage loans transferred to held for sale, net	—	3,890	3,718

Right-of-use assets obtained in exchange for lease obligations	545	7,867	1,190

New commitments in affordable housing tax credit investments	10,000	10,000	10,000

New commitments in other investment securities	2,745	16,250	3,000

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

Restrictions on Cash and Due from Banks
As of March 26, 2020, the Federal Reserve Board eliminated reserve requirements for all depository institutions. There were no compensating balance arrangements in existence at December 31, 2023 or 2022.

Investment Securities
Debt securities are classified upon acquisition into one of three categories: HTM, AFS, or trading (see Note 4 - Investment Securities).

HTM debt securities are those debt securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. The Corporation did not hold any HTM debt securities during any period presented. AFS debt securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. AFS debt securities are reported at fair value, with unrealized holding gains and losses excluded from earnings, but included in other comprehensive income (loss), net of applicable income taxes. The Corporation did not hold any trading securities during any period presented.

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

Accrued interest receivable on debt securities AFS totaled $10.6 million and $12.4 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable totaled $28.5 million and $22.3 million at December 31, 2023 and 2022, respectively, and was reported in "Accrued interest receivable" on the Consolidated Balance Sheets. Late charges on loans are recognized as income when they are collected. Net loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Generally, commercial loans are placed on nonaccrual status at 90 days past due and consumer and residential mortgage loans are placed on nonaccrual status at 120 days past due. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received. Park’s charge-off policy for commercial loans requires management to establish an individual reserve or record a charge-off when collection is in doubt and there is, or likely will be, a collateral shortfall related to the estimated value of the collateral securing a loan. The Company’s charge-off policy for consumer loans is dependent on the class of the loan. Residential mortgage loans, HELOCs, and consumer loans secured by residential real estate are typically charged down to the value of the collateral, less estimated selling costs, at 180 days past due. The charge-off policy for other consumer loans, primarily installment loans, requires a monthly review of delinquent loans and a complete charge-off for any account that reaches 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Consumer: The Company originates direct and indirect consumer loans, primarily automobile, recreational vehicle and watercraft loans, to customers in the Company's primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stable employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s financial stability, and thus are more likely to be affected by adverse personal circumstances.

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

Concentration of Credit Risk
Park's commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 26 Ohio counties, four North Carolina counties, four South Carolina counties and one Kentucky county where PNB operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing, finance and insurance, construction, accommodation and food services, health care and social assistance, other services, manufacturing, retail trade, agriculture, forestry, fishing and hunting, and professional, scientific, and technical services.

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

ACL - Loans - Collectively Evaluated
The ACL is measured on a collective pool basis when similar risk characteristics exist. Park has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Measurement Method	Loss Driver
Commercial, financial and agricultural
Commercial, financial and agricultural	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
PPP loans	Other	Not Applicable
Overdrafts	Historical Loss Experience	Not Applicable
Commercial real estate	Discounted Cash Flow	Ohio Unemployment
Construction real estate:
Commercial	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Retail	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Residential real estate:
Commercial	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Mortgage	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
HELOC	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Installment	Discounted Cash Flow	Ohio Unemployment, Ohio HPI
Consumer:
Consumer	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
GFSC	Discounted Cash Flow	Ohio Unemployment, Ohio GDP
Check loans	Historical Loss Experience	Not Applicable
Leases	Remaining Life	Not Applicable

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate. The contractual term excludes extensions, renewals, and modifications unless renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Park.

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

In creating the DCF model, Park established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through December 31, 2023, whenever possible. Park and peer FFIEC Call Report data are utilized when there are insufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

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

Allowance for Credit Losses - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Individual analysis establishes an individual reserve for loans in scope.  Reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

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

Foreclosed Assets
Foreclosed assets include non-real estate assets where Park, as creditor, has received physical possession of a borrower’s assets, regardless of whether formal foreclosure proceedings take place. Foreclosed assets are initially recorded as fair value less costs to sell when acquired, establishing a new cost basis.  Operating costs after acquisition are expensed as incurred. As of December 31, 2023 and 2022, Park had $1.1 million and $605,000, respectively, of foreclosed assets included within “Other assets.”

Mortgage Servicing Rights
When Park sells mortgage loans with servicing retained, MSRs are initially recorded at fair value with the income statement effect recorded in "Other service income". Capitalized MSRs are amortized in proportion to and over the period of the estimated future servicing income of the underlying loan and are included within “Other service income”.

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

Leases
Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At December 31, 2023 and 2022, all of Park's leases were classified as operating leases.

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

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Accrued settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the Consolidated Statements of Cash Flow under the same item as the cash flows of the items being hedged.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive loss are amortized into net income over the same periods that the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the outstanding contracts. All the contracts to which the Company is party settle monthly or quarterly.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain the transferee from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets.

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

Operating Segments
The Corporation is a financial holding company headquartered in Newark, Ohio. While the chief decision makers monitor the operating results of its lines of business, operations are managed and financial performance is evaluated on a consolidated basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. This is aligned with the information that the Chief Operating Decision Maker, Park's Chairman and Chief Executive Officer, utilizes when making key operating and resource allocation decisions.

2. Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards
The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and accounting standards that have been issued but were not effective for Park as of December 31, 2023:

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

The adoption of ASU 2022-02 impacted disclosures in Note 5 - Loans and Note 6 - Allowance for Credit Losses.

SEC Cybersecurity Disclosures: In July 2023, the SEC voted to standardize disclosures about cybersecurity risk management, strategy, governance, and material cybersecurity incidents by public companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Current Report on Form 8-K has a new item, Item 1.05, and registrants are required to disclose under this Item 1.05 any cybersecurity incident that is deemed to be material and describe the material aspects of the incident's nature, scope, and timing, as well as its material impact, or reasonably likely material impact on a registrant, including its financial condition and results of operations. The Form 8-K filing is generally due four business days after a registrant determines that the cybersecurity incident is material.

Also, SEC Regulation S-K has a new item, Item 106, which requires registrants to describe, on an annual basis, the processes for assessing, identifying, and managing material risks from cybersecurity threats as well as the material effects, or reasonably likely material effects, of risk from cybersecurity threats and previous cybersecurity incidents. Item 106 also requires registrants to describe the board of directors' oversight of risks from cybersecurity threats and management's role and expertise in assessing and managing material risks from cybersecurity threats. These disclosures are required in the annual report on Form 10-K. Compliance with the material incident disclosure requirements in Item 1.05 of Form 8-K began on December 18, 2023 and the annual disclosures are to be provided beginning with annual reports for fiscal years ending on or after December 15, 2023. Management adopted the SEC cybersecurity rules on December 18, 2023 and has included the new annual disclosures in this Annual Report on Form 10-K.

Issued But Not Yet Effective Accounting Standards

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

ASU 2023-07 - Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures
In November 2023, FASB issued ASU 2023-07 -Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will require public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. Public entities will be required to disclose other segment items for each reportable segment and provide a description of its composition. Significant expense categories are derived from expenses that are regularly reported to an entity's chief operating decision-makers and included in a segments' reported measures of profit or loss. ASU 2023-07 will also require for an entity to disclose the title and position of the chief operating decision-maker and explain how the chief operating decision-maker uses the reported measures of profit or loss to assess segment performance. ASU

2023-07 also requires interim disclosures of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 requires entities to adopt the changes to the segment reporting guidance on a retrospective basis and early adoption is permitted. The adoption of the provisions of ASU 2023-07 is not expected to have an impact on Park's consolidated financial statements.

ASU 2023-09- Income Taxes (Topic 740) Improvement to Income Tax Disclosures
In December 2023, FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. ASU 2023-09 also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction.

ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The adoption of the provisions of ASU 2023-09 is not expected to have an impact on Park's consolidated financial statements, but will impact disclosures.

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

Debt Securities
The following tables summarize the amortized cost and fair value of debt securities at December 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2023:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$251,531	$1,173	$11,520	$241,184
U.S. Government sponsored entities’ asset-backed securities	703,645	23	68,193	635,475
Collateralized loan obligations	443,112	31	4,857	438,286
Corporate debt securities	20,482	—	2,585	17,897
Total	$1,418,770	$1,227	$87,155	$1,332,842

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2022:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$39,000	$—	$1,787	$37,213
Obligations of states and political subdivisions	423,285	1,620	18,194	406,711
U.S. Government sponsored entities’ asset-backed securities	839,399	—	82,638	756,761
Collateralized loan obligations	535,518	—	18,979	516,539
Corporate debt securities	17,650	—	1,178	16,472
Total	$1,854,852	$1,620	$122,776	$1,733,696

All debt securities were classified as AFS at December 31, 2023 and December 31, 2022.

The following tables provide detail on debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded at December 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$46,685	$420	$103,993	$11,100	$150,678	$11,520
U.S. Government sponsored entities’ asset-backed securities	—	—	634,261	68,193	634,261	68,193
Collateralized loan obligations	—	—	404,019	4,857	404,019	4,857
Corporate debt securities	9,530	702	8,367	1,883	17,897	2,585
Total	$56,215	$1,122	$1,150,640	$86,033	$1,206,855	$87,155

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$37,213	$1,787	$—	$—	$37,213	$1,787
Obligations of states and political subdivisions	270,905	18,194	—	—	270,905	18,194
U.S. Government sponsored entities’ asset-backed securities	446,423	27,507	310,338	55,131	756,761	82,638
Collateralized loan obligations	415,491	15,446	101,048	3,533	516,539	18,979
Corporate debt securities	7,388	862	1,684	316	9,072	1,178
Total	$1,177,420	$63,796	$413,070	$58,980	$1,590,490	$122,776

At December 31, 2023, Park’s debt security portfolio consisted of $1.3 billion of securities, $1.2 billion of which were in an unrealized loss position with unrealized losses of $87.2 million. Of the $1.2 billion of securities in an unrealized loss position, $1.2 billion were in an unrealized loss position for 12 months or longer. Of the $87.2 million in unrealized losses, an aggregate of $68.2 million were related to Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. Quarterly, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at December 31, 2023 and December 31, 2022. Additionally, for the years ended December 31, 2023, 2022, and 2021, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2023, are shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value	Tax Equivalent Yield (1)
Debt Securities Available-for-Sale
Obligations of states and political subdivisions
Due one through five years	$1,510	$1,511	3.15%
Due five through ten years	110,685	110,449	3.47%
Due greater than ten years	139,336	129,224	3.08%
Total	$251,531	$241,184	3.25%

U.S. Government sponsored entities’ asset-backed securities	$703,645	$635,475	1.89%

Collateralized loan obligations	$443,112	$438,286	7.30%

Corporate debt securities
Due one through five years	$2,832	$2,801	10.39%
Due five through ten years	$17,650	$15,096	3.89%
Total	$20,482	$17,897	4.79%
(1) The tax equivalent yield for obligations of states and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

At December 31, 2023, investment securities with a fair value of $416.0 million were pledged for government and public fund deposits, $180.8 million were pledged to secure repurchase agreements and $5.2 million were pledged as collateral for FHLB advance borrowings. At December 31, 2022, investment securities with a fair value of $433.8 million were pledged for government and public fund deposits, $313.1 million were pledged to secure repurchase agreements and $6.8 million were pledged as collateral for FHLB advance borrowings.

At December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million. There were no sales of AFS debt securities during 2022 and 2021.

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

The carrying amount of other investment securities at December 31, 2023 and 2022 was as follows:

(In thousands)	December 31, 2023	December 31, 2022
FHLB stock	$17,754	$11,197
FRB stock	14,653	14,653
Equity investments carried at fair value	2,089	1,859
Equity investments carried at modified cost (1)	15,921	14,725
Equity investments carried at net asset value	45,885	44,657
Total other investment securities	$96,302	$87,091
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. There were no adjustments recorded during the year ended December 31, 2023 as a result of observable price changes. An upward adjustment of $871,000 was recorded during the year ended December 31, 2022 as a result of observable price changes.

During the year ended December 31, 2023, Park purchased 182,289 shares of FHLB stock with a book value of $18.2 million. During the year ended December 31, 2023, the FHLB repurchased 116,722 shares of FHLB stock with a book value of $11.7 million. During the year ended December 31, 2022, the FHLB repurchased 22,160 shares of FHLB stock with a book value of $2.2 million. During the year ended December 31, 2021, the FHLB repurchased 86,770 shares of FHLB stock with a book value of $8.7 million. No shares of FHLB stock were purchased in the years ended December 31, 2022 or 2021. No shares of FRB stock were purchased or sold in any of the years ended December 31, 2023, 2022, or 2021.

For the years ended December 31, 2023, 2022 and 2021, $600,000, $601,000 and $552,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

For the years ended December 31, 2023, 2022 and 2021, $371,000, $2.4 million and $4.5 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

5. Loans
The composition of the loan portfolio at December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,292,025	$1,295,238
PPP loans	2,116	4,206
Overdrafts	1,499	1,489
Commercial real estate (1)	1,875,993	1,794,054
Construction real estate:
Commercial	209,226	208,982
Retail	95,873	116,433
Residential real estate:
Commercial	609,410	550,183
Mortgage	1,239,861	1,075,446
HELOC	174,349	167,151
Installment	5,904	4,091
Consumer:
Consumer	1,943,869	1,902,831
Check loans	2,067	2,150
Leases	24,029	19,637
Total	$7,476,221	$7,141,891
Allowance for credit losses	(83,745)	(85,379)
Net loans	$7,392,476	$7,056,512
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

In order to support customers, Park participated in the CARES Act Paycheck Protection Program ("PPP"). For its assistance in making and retaining these loans, Park received an aggregate of $33.1 million in fees from the SBA. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, $41,000, $3.0 million, and $16.3 million, respectively, of PPP fee income was recognized within loan interest income.

Loans are shown net of deferred origination fees, costs and unearned income of $19.1 million at December 31, 2023, and of $18.2 million at December 31, 2022, which represented a net deferred income position in both years. At December 31, 2023 and December 31, 2022, loans included purchase accounting adjustments of $1.8 million and $2.5 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.5 million were reclassified to loans at both December 31, 2023 and December 31, 2022.

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

The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2023:

	December 31, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$21,284	$14	$21,298
PPP loans	—	—	$—
Overdrafts	—	—	$—
Commercial real estate	20,740	—	$20,740
Construction real estate:
Commercial	504	—	$504
Retail	—	26	$26
Residential real estate:
Commercial	2,670	—	$2,670
Mortgage	11,786	206	$11,992
HELOC	815	—	$815
Installment	16	—	$16
Consumer:
Consumer	2,371	613	$2,984
Check loans	—	—	$—
Leases	73	—	$73
Total loans	$60,259	$859	$61,118

The following table presents the amortized cost of nonaccrual loans, accruing TDRs, and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2022:

	December 31, 2022
(In thousands)	Nonaccrual Loans	Accruing TDRs	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$38,158	$3,261	$—	$41,419
PPP loans	—	—	389	389
Overdrafts	—	—	—	—
Commercial real estate	24,504	7,919	—	32,423
Construction real estate:
Commercial	1,712	—	—	1,712
Retail	1,254	12	—	1,266
Residential real estate:
Commercial	1,894	298	—	2,192
Mortgage	9,260	6,750	182	16,192
HELOC	1,133	187	7	1,327
Installment	51	1,037	—	1,088
Consumer
Consumer	1,022	670	703	2,395
Check loans	—	—	—	—
Leases	708	—	—	708
Total loans	$79,696	$20,134	$1,281	$101,111

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at December 31, 2023 and December 31, 2022:

	December 31, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,634	$12,650	$4,985
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,175	565	2
Construction real estate:
Commercial	504	—	—
Retail	—	—	—
Residential real estate:
Commercial	2,670	—	—
Mortgage	—	11,786	117
HELOC	—	815	25
Installment	—	16	—
Consumer
Consumer	—	2,371	672
Check loans	—	—	—
Leases	73	—	—
Total loans	$32,056	$28,203	$5,801

	December 31, 2022
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$28,291	$9,867	$3,440
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	22,965	1,539	130
Construction real estate:
Commercial	1,712	—	—
Retail	—	1,254	19
Residential real estate:
Commercial	1,894	—	—
Mortgage	—	9,260	85
HELOC	—	1,133	191
Installment	—	51	17
Consumer
Consumer	—	1,022	284
Check loans	—	—	—
Leases	680	28	9
Total loans	$55,542	$24,154	$4,175

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of December 31, 2023 and December 31, 2022:

	December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,137	$9,377	$3,737	$21,251
Commercial real estate	22,096	514	—	22,610
Construction real estate:
Commercial	1,130	—	—	1,130
Residential real estate:
Commercial	2,910	—	—	2,910
Mortgage	76	—	—	76
Leases	—	73	—	73
Total loans	$34,349	$9,964	$3,737	$48,050

	December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,242	$7,788	$23,125	$39,155
Commercial real estate	35,908	28	—	35,936
Construction real estate:
Commercial	2,372	—	—	2,372
Residential real estate:
Commercial	2,479	—	—	2,479
Mortgage	90	—	—	90
HELOC	—	—	—	—
Leases	—	708	—	708
Total loans	$49,091	$8,524	$23,125	$80,740

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the years ended December 31, 2023, 2022 and 2021:

	Interest Income Recognized
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,843	$438	$180
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	781	956	1,844
Construction real estate:
Commercial	65	32	39
Retail	—	13	4
Residential real estate:
Commercial	136	88	204
Mortgage	227	157	301
HELOC	20	16	17
Installment	3	3	2
Consumer:
Consumer	97	59	106
Check loans
Leases	—	33	73
Total loans	$3,172	$1,795	$2,770

The following tables present the aging of the amortized cost in past due loans at December 31, 2023 and December 31, 2022 by class of loan:

	December 31, 2023
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$522	$11,629	$12,151	$1,279,874	$1,292,025
PPP loans	9	—	9	2,107	2,116
Overdrafts	—	—	—	1,499	1,499
Commercial real estate	1,656	1,839	3,495	1,872,498	1,875,993
Construction real estate:
Commercial	—	205	205	209,021	209,226
Retail	554	26	580	95,293	95,873
Residential real estate:
Commercial	295	219	514	608,896	609,410
Mortgage	9,831	6,450	16,281	1,223,580	1,239,861
HELOC	788	611	1,399	172,950	174,349
Installment	52	—	52	5,852	5,904
Consumer:
Consumer	8,974	1,183	10,157	1,933,712	1,943,869
Check loans	5	—	5	2,062	2,067
Leases	—	—	—	24,029	24,029
Total loans	$22,686	$22,162	$44,848	$7,431,373	$7,476,221
(1) Includes an aggregate of $859,000 of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $39.0 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2022
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$378	$9,246	$9,624	$1,285,614	$1,295,238
PPP loans	155	389	544	3,662	4,206
Overdrafts	—	—	—	1,489	1,489
Commercial real estate	737	4,738	5,475	1,788,579	1,794,054
Construction real estate:
Commercial	751	—	751	208,231	208,982
Retail	1,035	523	1,558	114,875	116,433
Residential real estate:
Commercial	519	477	996	549,187	550,183
Mortgage	7,630	5,157	12,787	1,062,659	1,075,446
HELOC	832	587	1,419	165,732	167,151
Installment	57	4	61	4,030	4,091
Consumer
Consumer	5,499	964	6,463	1,896,368	1,902,831
Check loans	2	—	2	2,148	2,150
Leases	—	—	—	19,637	19,637
Total loans	$17,595	$22,085	$39,680	$7,102,211	$7,141,891
(1) Includes an aggregate of $1.3 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $58.9 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at December 31, 2023 and December 31, 2022 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2023 and December 31, 2022 are detailed in the tables below. Also included in the table detailing balances at December 31, 2023 are gross charge offs for the year ended December 31, 2023.

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$204,601	$149,386	$118,992	$93,495	$38,205	$45,814	$600,301	$1,250,794
Special Mention	530	1,549	435	128	252	2	16,260	19,156
Substandard	149	894	1,041	1,133	143	582	7,427	11,369
Doubtful	—	—	39	1,771	96	7,848	952	10,706
Total	$205,280	$151,829	$120,507	$96,527	$38,696	$54,246	$624,940	$1,292,025

Current period gross charge-offs	$—	$13	$73	$—	$5	$52	$19	$162

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$925	$1,191	$—	$—	$—	$2,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$925	$1,191	$—	$—	$—	$2,116

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$278,922	$322,096	$334,452	$318,473	$204,740	$347,389	$17,174	$1,823,246
Special Mention	2,092	2,951	4,637	7,629	—	13,043	98	30,450
Substandard	1,828	1,589	2,509	2,668	3,406	7,495	1,584	21,079
Doubtful	889	—	—	—	—	329	—	1,218
Total	$283,731	$326,636	$341,598	$328,770	$208,146	$368,256	$18,856	$1,875,993

Current period gross charge-offs	$224	$—	$—	$—	$—	$530	$—	$754

Construction real estate: Commercial
Risk rating
Pass	$89,283	$77,988	$7,480	$18,195	$1,090	$2,718	$11,342	$208,096
Special Mention	—	—	—	—	—	—	—	—
Substandard	831	236	63	—	—	—	—	1,130
Doubtful	—	—	—	—	—	—	—	—
Total	$90,114	$78,224	$7,543	$18,195	$1,090	$2,718	$11,342	$209,226

Current period gross charge-offs	$546	$—	$—	$—	$—	$—	$—	$546

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$128,589	$104,008	$105,225	$117,442	$49,797	$71,489	$23,535	$600,085
Special Mention	—	333	623	1,964	914	1,578	—	5,412
Substandard	195	560	159	1,192	16	1,601	190	3,913
Doubtful	—	—	—	—	—	—	—	—
Total	$128,784	$104,901	$106,007	$120,598	$50,727	$74,668	$23,725	$609,410

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$11,440	$4,404	$2,197	$1,941	$356	$623	$—	$20,961
Special Mention	731	1,564	391	297	10	2	—	2,995
Substandard	—	—	—	—	67	6	—	73
Doubtful	—	—	—	—	—	—	—	—
Total	$12,171	$5,968	$2,588	$2,238	$433	$631	$—	$24,029

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$712,835	$657,882	$569,271	$550,737	$294,188	$468,033	$652,352	$3,905,298
Special Mention	3,353	6,397	6,086	10,018	1,176	14,625	16,358	58,013
Substandard	3,003	3,279	3,772	4,993	3,632	9,684	9,201	37,564
Doubtful	889	—	39	1,771	96	8,177	952	11,924
Total	$720,080	$667,558	$579,168	$567,519	$299,092	$500,519	$678,863	$4,012,799

Current period gross charge-offs	$770	$13	$73	$—	$5	$582	$19	$1,462
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

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status. Also included in the table detailing loan balances at December 31, 2023 are gross charge offs for the year ended December 31, 2023. After the adoption of ASU 2022-02 on January 1, 2023, nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing. Prior to the adoption of ASU 2022-02, nonperforming loans consisted of nonaccrual loans, accruing TDRs and loans past due 90 days or more and still accruing.

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,499	$—	$—	$—	$—	$—	$—	$1,499
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,499	$—	$—	$—	$—	$—	$—	$1,499

Current period gross charge-offs	$1,064	$—	$—	$—	$—	$—	$—	$1,064

Construction Real Estate: Retail
Performing	$52,904	$24,219	$7,709	$4,251	$3,604	$2,891	$269	$95,847
Nonperforming	—	—	—	26	—	—	—	26
Total	$52,904	$24,219	$7,709	$4,277	$3,604	$2,891	$269	$95,873

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$209,315	$259,076	$218,417	$177,518	$80,627	$282,916	$—	$1,227,869
Nonperforming	197	1,144	1,172	406	581	8,492	—	11,992
Total	$209,512	$260,220	$219,589	$177,924	$81,208	$291,408	$—	$1,239,861

Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$35

Residential Real Estate: HELOC
Performing	$99	$205	$379	$98	$221	$1,838	$170,694	$173,534
Nonperforming	—	—	—	—	32	603	180	815
Total	$99	$205	$379	$98	$253	$2,441	$170,874	$174,349

Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$2,225	$162	$—	$3	$144	$3,354	$—	$5,888
Nonperforming	—	—	—	—	—	16	—	16
Total	$2,225	$162	$—	$3	$144	$3,370	$—	$5,904

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$627,985	$613,019	$319,161	$214,714	$81,446	$65,955	$18,605	$1,940,885
Nonperforming	395	891	654	435	216	389	4	2,984
Total	$628,380	$613,910	$319,815	$215,149	$81,662	$66,344	$18,609	$1,943,869

Current period gross charge-offs	$560	$3,517	$2,371	$763	$545	$480	$6	$8,242

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,067	$2,067

Current period gross charge-offs	—	—	—	—	—	—	51	51

Total Consumer Loans
Performing	$894,027	$896,681	$545,666	$396,584	$166,042	$356,954	$191,635	$3,447,589
Nonperforming	592	2,035	1,826	867	829	9,500	184	15,833
Total	$894,619	$898,716	$547,492	$397,451	$166,871	$366,454	$191,819	$3,463,422

Current period gross charge-offs	$1,624	$3,517	$2,371	$763	$545	$524	$57	$9,401

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,489	$—	$—	$—	$—	$—	$—	$1,489
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,489	$—	$—	$—	$—	$—	$—	$1,489

Construction Real Estate: Retail
Performing	$71,923	$26,134	$8,218	$4,619	$1,618	$2,580	$75	$115,167
Nonperforming	731	—	523	—	—	12	—	1,266
Total	$72,654	$26,134	$8,741	$4,619	$1,618	$2,592	$75	$116,433

Residential Real Estate: Mortgage
Performing	$207,093	$227,131	$192,904	$90,014	$55,648	$286,464	$—	$1,059,254
Nonperforming	—	—	700	650	518	14,324	—	16,192
Total	$207,093	$227,131	$193,604	$90,664	$56,166	$300,788	$—	$1,075,446

Residential Real Estate: HELOC
Performing	$140	$299	$23	$130	$141	$1,957	$163,134	$165,824
Nonperforming	—	—	43	100	—	999	185	1,327
Total	$140	$299	$66	$230	$141	$2,956	$163,319	$167,151

Residential Real Estate: Installment
Performing	$187	$—	$1	$241	$62	$2,512	$—	$3,003
Nonperforming	—	—	7	2	16	1,063	—	1,088
Total	$187	$—	$8	$243	$78	$3,575	$—	$4,091

Consumer: Consumer
Performing	$823,484	$462,014	$333,391	$150,348	$61,219	$65,614	$4,366	$1,900,436
Nonperforming	440	489	424	365	157	520	—	2,395
Total	$823,924	$462,503	$333,815	$150,713	$61,376	$66,134	$4,366	$1,902,831

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,150	$2,150
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,150	$2,150

Total Consumer Loans
Performing	$1,104,316	$715,578	$534,537	$245,352	$118,688	$359,127	$169,725	$3,247,323
Nonperforming	1,171	489	1,697	1,117	691	16,918	185	22,268
Total	$1,105,487	$716,067	$536,234	$246,469	$119,379	$376,045	$169,910	$3,269,591

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At each of December 31, 2023 and December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at December 31, 2023 and December 31, 2022 was $2.8 million and $4.7 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $534,000 at December 31, 2023. There were no nonaccrual loans acquired with deteriorated quality at December 31, 2022.

Modifications to Borrowers Experiencing Financial Difficulty
Management identifies loans as modifications to borrowers experiencing financial difficulty when a borrower is experiencing financial difficulties and Park has altered the cash flow of the loan as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Park modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, a term extension, an other-than-insignificant payment delay or an interest rate reduction.

In some cases, Park provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. For the loans included in the combination columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.

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

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023 by class of and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year ended December 31, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$11,866	$371	$363	$9	$12,609	0.98%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	2,458	—	—	—	2,458	0.13%
Construction real estate:
Commercial	—	—	831	—	—	—	831	0.40%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	10	—	144	—	154	0.03%
Mortgage	—	—	—	—	428	—	428	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	448	—	299	—	747	12.65%
Consumer:
Consumer	—	—	—	32	—	—	32	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$15,613	$403	$1,234	$9	$17,259	0.23%

Park has committed to lend additional amounts totaling $4.7 million to the borrowers included in the previous table as of December 31, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Year ended December 31, 2023
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	(1.64)%	0.8
PPP loans	—%	0.0
Overdrafts	—%	0.0
Commercial real estate	—%	4.1
Construction real estate:
Commercial	—%	1.6
Retail	—%	0.0
Residential real estate:
Commercial	(2.75)%	1.4
Mortgage	(2.34)%	0.5
HELOC	—%	0.0
Installment	(1.00)%	12.1
Consumer:
Consumer	(2.52)%	0.0
Check loans	—%	0.0
Leases	—%	0.0
Total	(1.82)%	1.8

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

Year ended December 31, 2023
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	219	—	—	219
Construction real estate:				—
Commercial	—	205	—	205
Retail	—	—	—	—
Residential real estate:				—
Commercial	—	—	—	—
Mortgage	—	—	—	—
HELOC	—	—	—	—
Installment	20	—	—	20
Consumer:				—
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$239	$205	$—	$444

The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2023 and were modified in the year prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

	Year ended December 31, 2023
(In thousands)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$9
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	219	—	—	—
Construction real estate:
Commercial	205	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	144	—
Mortgage	—	—	133	—
HELOC	—	—	—	—
Installment	20	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$444	$—	$277	$9

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amounts.

Related Party Loans
Certain of the Corporation’s executive officers, directors and related entities of directors are loan customers of PNB. As of December 31, 2023 and 2022, credit exposure aggregating approximately $34.7 million and $37.3 million, respectively, was outstanding to such parties. Of this total exposure, approximately $28.0 million and $28.4 million was outstanding at December 31, 2023 and 2022, respectively, with the remaining balance representing available credit. During 2023, new loans and advances on existing loans were made to these executive officers, directors and related entities of directors totaling $0.4 million and $3.8 million, respectively. These extensions of credit were offset by aggregate principal payments of $4.6 million. During 2022, new loans and advances on existing loans were $6.1 million and $1.2 million, respectively. These extensions of credit were offset by aggregate principal payments of $6.0 million.

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

During the first quarter of 2023, Park adopted ASU 2022-02. This standard was adopted using a modified retrospective transition method on January 1, 2023, resulting in a $383,000 increase to the ACL. A cumulative effect adjustment resulting in a $303,000 decrease to retained earnings and an $80,000 increase to deferred tax assets was also recorded as a result of the adoption of ASU 2022-02.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park updated the LDA in the fourth quarter of 2023. Per review of the correlation of data and subsequent results, management refined the peer group in the LDA and maintained the exclusion of periods impacted by COVID-19. Management reviewed and considered the impact of the inclusion of periods impacted by COVID-19 as part of the LDA update, but the correlation of the inclusion of COVID-19 periods was lower.
•Probability of default – PD is the probability that an asset will be in default within a given time frame. Park has defined default to be when a charge-off has occurred, a loan is placed on nonaccrual, or a loan is greater than 90 days past due. Whenever possible, Park utilizes its own loan-level PDs for the reasonable and supportable forecast period. When loan-level data is not available reflecting the forecasted economic conditions, the LDA is utilized to estimate PDs. In all cases, the LDA is then utilized to determine the long-term historical average, which is reached over the reversion period.
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
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2023.
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
◦As of December 31, 2023, the "most likely" scenario forecasted Ohio unemployment between 4.05% and 4.66% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2023, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued elevated levels of inflation, volatile levels of consumer confidence, continued elevated interest rates, financial system stress and geopolitical conflict (including the conflicts between Russia and Ukraine and between Israel and Hamas) and stress in the commercial real estate sector, continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2023. Changes in forecasts, updates to the LDA model and prepayment and curtailment assumptions, as well as changes in the loan mix, resulted in an 11 basis point decrease in the weighted quantitative allowance from December 31, 2022.

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

Qualitative adjustments amounted to $417,000 and $384,000 at December 31, 2023 and December 31, 2022, respectively.

Other Considerations
At December 31, 2023 and 2022, Park had $2.1 million and $4.2 million, respectively, of PPP loans which were included in the commercial, financial and agricultural portfolio segment. These loans are guaranteed by the SBA and thus have not been reserved for using the same methodology as the rest of Park’s loan portfolio. A 10 basis point reserve was calculated for these loans to reflect minimal credit risk at December 31, 2023 and December 31, 2022.

ACL Activity
The activity in the allowance for credit losses for the years ended December 31, 2023, 2022, and 2021 is summarized in the following tables.

	Year ended December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of adopting ASU 2022-02	222	181	—	(20)	—	—	383
Charge-offs	1,226	754	546	44	8,293	—	10,863
Recoveries	(292)	(240)	(548)	(482)	(4,379)	(1)	(5,942)
Net charge-offs (recoveries)	934	514	(2)	(438)	3,914	(1)	4,921
(Recovery of) provision for credit losses	(779)	(1,122)	(325)	1,569	3,606	(45)	2,904
Ending balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745

	Year ended December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	2,056	1,578	33	81	5,343	42	9,133
Recoveries	(826)	(627)	(1,343)	(164)	(3,767)	(31)	(6,758)
Net charge-offs (recoveries)	1,230	951	(1,310)	(83)	1,576	11	2,375
Provision for (recovery of) credit losses	4,192	(6,686)	(1,518)	5,324	3,311	(66)	4,557
Ending balance	16,987	17,829	5,550	16,831	28,021	161	85,379

	Year ended December 31, 2021
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$25,608	$23,480	$7,288	$11,363	$17,418	$518	$85,675
Impact of adopting ASC 326	(8,257)	2,119	(1,898)	3,121	10,925	80	6,090
Charge-offs	957	35	—	49	4,052	—	5,093
Recoveries	(639)	(802)	(2,299)	(941)	(3,759)	(1)	(8,441)
Net charge-offs (recoveries)	318	(767)	(2,299)	(892)	293	(1)	(3,348)
Recovery of credit losses	(3,008)	(900)	(1,931)	(3,952)	(1,764)	(361)	(11,916)
Ending balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at December 31, 2023 and December 31, 2022, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans at December 31, 2023 and all loans internally classified as commercial nonaccrual loans and TDRs at December 31, 2022, which are evaluated for impairment in accordance with U.S. GAAP (See Note 1-Significant Accounting Policies).

The composition of the ACL at December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,980	$3	$—	$—	$—	$—	$4,983
Collectively evaluated for impairment	10,516	16,371	5,227	18,818	27,713	117	78,762
Accruing acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745

Loan balance:
Loans individually evaluated for impairment	$21,228	$20,740	$504	$2,670	$—	$73	$45,215
Loans collectively evaluated for impairment	1,274,390	1,853,383	303,969	2,026,537	1,945,936	23,956	7,428,171
Accruing loans acquired with deteriorated credit quality	22	1,870	626	317	—	—	2,835
Total ending loan balance	$1,295,640	$1,875,993	$305,099	$2,029,524	$1,945,936	$24,029	$7,476,221

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	23.46%	0.01%	—%	—%	—%	—%	11.02%
Loans collectively evaluated for impairment	0.83%	0.88%	1.72%	0.93%	1.42%	0.49%	1.06%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.20%	0.87%	1.71%	0.93%	1.42%	0.49%	1.12%

	December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,426	$131	$—	$—	$—	$9	$3,566
Collectively evaluated for impairment	13,561	17,698	5,550	16,831	28,021	152	81,813
Accruing acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379

Loan balance:
Loans individually evaluated for impairment	$41,307	$32,423	$1,712	$2,191	$—	$708	$78,341
Loans collectively evaluated for impairment	1,259,524	1,758,118	323,043	1,794,302	1,904,981	18,929	7,058,897
Accruing loans acquired with deteriorated credit quality	102	3,513	660	378	—	—	4,653
Total ending loan balance	$1,300,933	$1,794,054	$325,415	$1,796,871	$1,904,981	$19,637	$7,141,891

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	8.29%	0.40%	—%	—%	—%	1.27%	4.55%
Loans collectively evaluated for impairment	1.08%	1.01%	1.72%	0.94%	1.47%	0.80%	1.16%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.31%	0.99%	1.71%	0.94%	1.47%	0.82%	1.20%

7. Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $3.2 million and $2.1 million at December 31, 2023 and 2022, respectively. These amounts are included in "Loans" on the Consolidated Balance Sheets and in the residential real estate loan segments in Note 5 - Loans and Note 6 - Allowance for Credit Losses. The contractual balance was $3.2 million and $2.1 million at December 31, 2023 and 2022, respectively. The gain expected upon sale was $53,000 and $41,000 at December 31, 2023 and 2022, respectively. None of these loans were 90 days or more past due or on nonaccrual status at December 31, 2023 or 2022.

During 2022, Park transferred certain commercial loans held for investment, previously nonperforming, with an amortized cost of $6.3 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, recording a charge-off in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loans were moved to the held for sale portfolio. The sale of $3.9 million in loans held for sale was subsequently completed and Park recognized a gain on sale of $495,000 which is recorded within "Miscellaneous income" on the Consolidated Statements of Income. The remaining $2.4 million in loans held for sale were transferred back to loans held for investment at the lower of cost or fair value. No non-performing loans were held for sale or sold during 2023 or 2021.

8. Goodwill and Other Intangible Assets
The following table shows the activity in goodwill and other intangible assets for the years ended December 31, 2023, 2022 and 2021.

(In thousands)	Goodwill	Other Intangible Assets	Total
January 1, 2021	$159,595	$9,260	$168,855
Amortization	—	1,798	1,798
December 31, 2021	$159,595	$7,462	$167,057
Amortization	—	1,487	1,487
December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	1,323	1,323
December 31, 2023	$159,595	$4,652	$164,247

Goodwill

Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value. Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. At April 1, 2023, the Company's reporting unit, PNB, had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of December 31, 2023 and 2022.

	2023		2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$14,456	$9,804	$14,456	$8,481

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. Amortization expense for the core deposit intangibles was $1.3 million, $1.5 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following is a schedule of estimated core deposit intangibles amortization expense for each of the next five years:

(In thousands)	Total
2024	$1,215
2025	1,042
2026	887
2027	754
2028	618

9. Premises and Equipment
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2023	2022
Land	$22,176	$22,139
Buildings	98,472	97,510
Equipment, furniture and fixtures	79,662	77,446
Leasehold improvements	5,684	3,575
Software	29,518	28,665
Total	$235,512	$229,335
Less accumulated depreciation	(161,301)	(147,209)
Premises and equipment, net	$74,211	$82,126

Depreciation expense amounted to $14.0 million, $13.8 million and $13.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Park records operating lease assets where Park acts as the lessor within "Other assets" on the Consolidated Balance Sheets. Equipment subject to lease agreements at December 31, 2023 and 2022 is summarized below:

December 31 (In thousands)	2023	2022
Equipment	$4,691	$4,427
Less accumulated depreciation	(2,385)	(3,162)
Leased assets, net	$2,306	$1,265

Depreciation expense on operating lease assets of $693,000, $1.1 million, and $1.5 million was recorded for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of December 31, 2023 and 2022.

(In thousands)	December 31, 2023	December 31, 2022
Affordable housing tax credit investments	$62,703	$60,968
Unfunded commitments	28,768	28,132

Commitments are funded when capital calls are made by the general partner of a limited partnership. Park expects that the commitments as of December 31, 2023 will be funded between 2024 and 2033.

During the years ended December 31, 2023, 2022 and 2021, Park recognized amortization expense of $8.3 million, $7.7 million and $7.3 million, respectively, which was included within the provision for income taxes. For the years ended December 31, 2023, 2022 and 2021, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $9.8 million, $9.3 million and $8.8 million, respectively.

11. Foreclosed and Repossessed Assets
Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amount of foreclosed real estate properties held at December 31, 2023 and December 31, 2022 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(In thousands)	December 31, 2023	December 31, 2022
OREO:
Commercial real estate	$983	$1,354
Residential real estate	—	—
Total OREO	$983	$1,354

Loans in process of foreclosure:
Residential real estate	$1,957	$1,614

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less costs to sell, when acquired. During the year ended December 31, 2022, Park recognized a $12.0 million OREO valuation markup related to the foreclosure and subsequent sale of a property collateralizing a former Vision Bank relationship. This income is included in "OREO valuation markup" on the Consolidated Statements of Income. There was no OREO valuation markup related to former Vision Bank relationships during the year ended December 31, 2023.

During the year ended December 31, 2022, Park recognized a $5.6 million gain on the sale of OREO related to former Vision Bank relationships. This income is included in "(Loss) gain on the sale of OREO, net" on the Consolidated Statements of Income. There was no gain or loss on the sale of OREO related to former Vision Bank relationships during the year ended December 31, 2023.

In addition to real estate, Park may also repossess different types of collateral. As of December 31, 2023 and December 31, 2022, Park had $1.1 million and $0.6 million in other repossessed assets which are included in "Other assets" on the Consolidated Balance Sheets.

12. Loan Servicing
Park serviced sold mortgage loans of $1,934 million at December 31, 2023, compared to $2,051 million at December 31, 2022 and $2,132 million at December 31, 2021. At December 31, 2023, $2.9 million of the sold mortgage loans were sold with recourse compared to $3.2 million at December 31, 2022 and $3.3 million at December 31, 2021. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. As of December 31, 2023 and 2022, management had established reserves of $54,000 and $59,000, respectively, to account for future loan repurchases. Custodial escrow balances maintained in connection with serviced sold mortgage loans were $19.2 million and $17.9 million at December 31, 2023 and 2022, respectively.

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

Activity for MSRs and the related valuation allowance follows:

December 31 (In thousands)	2023	2022	2021
MSRs:
Carrying amount, net, beginning of year	$15,792	$15,264	$12,210
Additions	535	1,455	4,945
Amortization	(1,759)	(2,313)	(3,512)
Change in valuation allowance	88	1,386	1,621
Carrying amount, net, end of year	$14,656	$15,792	$15,264
Valuation allowance:
Beginning of year	$182	$1,568	$3,189
Change in valuation allowance	(88)	(1,386)	(1,621)
End of year	$94	$182	$1,568

The fair value of MSRs was $16.7 million and $17.4 million at December 31, 2023 and 2022, respectively. The fair value of MSRs at December 31, 2023 was established using a discount rate of 12% and constant prepayment speeds ranging from 6.12% to 27.50%. The fair value of MSRs at December 31, 2022 was established using a discount rate of 12% and constant prepayment speeds ranging from 6.96% to 19.14%.

Servicing fees included in "Other service income" were $5.2 million, $5.4 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at December 31, 2023 were $15.7 million and $16.6 million, respectively. At December 31, 2022, the carrying amounts of Park's ROU assets and lease liability were $17.6 million and $19.3 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Statements of Income.

Other information related to operating leases for the years ended December 31, 2023, 2022 and 2021 follows:

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Lease cost
Operating lease cost	$2,874	$3,073	$2,827
Sublease income	(273)	(252)	(253)
Total lease cost	$2,601	$2,821	$2,574

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,630	$3,116	$3,199
ROU assets obtained in exchange for new operating lease liabilities	$545	$7,867	$1,190
Reductions to ROU assets resulting from reductions to lease obligations	$(3,062)	$(2,812)	$(2,865)

Park's operating leases had a weighted average remaining term of 10.1 years and 10.0 years at December 31, 2023 and 2022, respectively. The weighted average discount rate of Park's operating leases was 3.5% and 3.3% at December 31, 2023 and 2022, respectively.

Undiscounted cash flows included in lease liabilities at December 31, 2023 have expected contractual payments as follows:

(In thousands)	December 31, 2023
2024	$2,495
2025	2,169
2026	2,107
2027	2,014
2028	2,027
Thereafter	9,435
Total undiscounted minimum lease payments	$20,247
Less: imputed interest	(3,642)
Total lease liabilities	$16,605

14. Deposits
At December 31, 2023 and 2022, non-interest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2023	2022
Non-interest bearing	$2,628,234	$3,074,276
Interest bearing	5,414,332	5,160,439
Total	$8,042,566	$8,234,715

The table below details the maturities of time deposits at December 31, 2023. Time deposits below include $165.0 million of brokered deposits.

(In thousands)
2024	$659,791
2025	91,375
2026	24,776
2027	20,828
2028	9,828
After 5 years	2
Total	$806,600

At December 31, 2023 and 2022, respectively, Park had approximately $13.7 million and $17.5 million of deposits received from Park's executive officers, Park directors and related entities of Park directors.

Time deposits that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2023 and 2022 were $132.8 million and $44.3 million, respectively.

15. Repurchase Agreement Borrowings
Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in "Short-term borrowings" on the Consolidated Balance Sheets.

All repurchase agreements are subject to the terms and conditions of repurchase/security agreements between Park and the customer and are accounted for as secured borrowings. Park's repurchase agreements consisted of customer accounts and securities which are pledged on an individual security basis.

At December 31, 2023 and December 31, 2022, Park's repurchase agreement borrowings totaled $108.2 million and $227.3 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $180.8 million and $313.1 million at December 31, 2023 and December 31, 2022, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of December 31, 2023 and December 31, 2022, Park had $847 million and $1,147 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreement borrowings by remaining contractual maturity and collateral pledged at December 31, 2023 and December 31, 2022:

	December 31, 2023
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$108,182	$—	$—	$—	$108,182

	December 31, 2022
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$227,342	$—	$—	$—	$227,342

See Note 16 - Short-Term Borrowings for additional information related to repurchase agreements.

16. Short-Term Borrowings
Short-term borrowings were as follows:

December 31 (In thousands)	2023	2022
Securities sold under agreements to repurchase	$108,182	$227,342
FHLB advances	220,000	—
Total short-term borrowings	$328,182	$227,342

The outstanding balances for all short-term borrowings as of December 31, 2023 and 2022 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

(In thousands)	Repurchase agreements	FHLB Advances
2023
Ending balance	$108,182	$220,000
Highest month-end balance	218,126	247,000
Average daily balance	146,388	36,634
Weighted-average interest rate:
As of year-end	1.88%	5.44%
Paid during the year	1.76%	5.83%
2022
Ending balance	$227,342	$—
Highest month-end balance	227,342	25,000
Average daily balance	199,813	7,195
Weighted-average interest rate:
As of year-end	1.39%	N.A.
Paid during the year (1)	0.57%	0.04%
(1) Interest rate swaps with notional amounts of zero at December 31, 2022 (the swap was paid off during 2022) were designated as cash flow hedges of certain FHLB advances. Including interest expense related to the swaps, the weighted average interest rate paid during the year ended December 31, 2022 on FHLB advances was 3.62%.

During 2022 and 2023, outstanding FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2023 and December 31, 2022, $5.2 million and $6.8 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2023 and December 31, 2022, $1,959 million and $1,832 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB. See Note 15 - Repurchase Agreement Borrowings for information related to investment securities collateralizing repurchase agreements.

17. Long-Term Debt
Park did not have long-term borrowings at either December 31, 2023 or December 31, 2022.

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

On December 1, 2005, Vision Parent formed a wholly-owned Delaware statutory business trust, Vision Bancshares Trust I (“Trust I”), which issued $15.0 million of Trust I's floating rate preferred securities (the “Trust Preferred Securities”) to institutional investors. These Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of Trust I are owned by Park. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Trust I to purchase $15.5 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 174 basis points. The junior subordinated notes represent the sole asset of Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 174 basis points per annum. The Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in December 2035, or upon earlier redemption as provided in the junior subordinated notes. Since December 30, 2010, Park has had the right to redeem the junior subordinated notes purchased by Trust I in whole or in part. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, Trust I is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate will be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining the prior approval of the holders of the Company’s senior indebtedness and of the Federal Reserve Board to the extent the approval of the Federal Reserve Board is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The issuance costs of the Subordinated Notes totaled $2.4 million, which amount is being amortized through the Subordinated Note call date. At December 31, 2023 and 2022, the Subordinated Notes, net of unamortized issuance costs, totaled $174.1 million and $173.7 million, and qualify as Tier 2 capital for Park under the Federal Reserve Board capital adequacy rules.

19. Derivatives
Park uses certain derivative financial instruments (or "derivatives") to meet the needs of its customers while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative financial instruments utilized by Park follows.

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

Borrowing Derivatives: At each of December 31, 2023 and 2022, Park had no borrowing derivatives.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $18.2 million and $21.7 million at December 31, 2023 and December 31, 2022, respectively.

All of the Company's interest rate swaps were determined to be fully effective during the years ended December 31, 2023 and 2022. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income (loss)". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. During the year ended December 31, 2022, Park recognized expense of $66,000, or $52,000, net of taxes, as the result of the early termination of a borrowing interest rate swap. No expense related to early termination was recognized during the years ended December 31, 2023 and 2021. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$18,199	$21,700
Weighted average pay rates	4.517%	4.553%
Weighted average receive rates	4.517%	4.553%
Weighted average maturity (years)	6.5	7.9
Unrealized losses	$—	$—

Interest expense recorded on swap transactions was $171,000 and $614,000 for the years ended December 31, 2022 and 2021, respectively. No interest expense was recorded on swap transactions for the year ended December 31, 2023.

Additionally, Park recognized gains of $154,000 and $492,000, net of income taxes, related to borrowing swaps that was recorded in "Other comprehensive income (loss)" on the Consolidated Statements of Comprehensive Income (Loss) during the years ended December 31, 2022 and 2021, respectively. No gain or loss related to borrowing swaps was recorded during the year ended December 31, 2023.

Interest Rate Swaps
The following table reflects the interest rate swaps included in the Consolidated Balance Sheets as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	18,199	1,069	21,700	1,508
Total included in "Other assets"	$18,199	$1,069	$21,700	$1,508

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$18,199	$(1,069)	$21,700	$(1,508)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$18,199	$(1,069)	$21,700	$(1,508)

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

At December 31, 2023 and December 31, 2022, Park had $4.0 million and $2.1 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $87,000 and $46,000 at December 31, 2023 and December 31, 2022, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At December 31, 2023 and 2022, the fair value of the swap liability of $123,000 and $243,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

20. Share-Based Compensation
The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2023, 300,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2023, 60,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During 2023, 2022 and 2021, Park granted 13,054, 9,789 and 13,400 common shares, respectively, to directors of Park and to directors of PNB (and its divisions) under the 2017 Non-Employee Directors LTIP. The common shares granted to directors were not subject to a vesting period and resulted in expense of $1.2 million, $1.3 million, and $1.7 million in 2023, 2022, and 2021, respectively, which is included in "Professional fees and services" on the Consolidated Statements of Income.

During 2023, 2022 and 2021, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 54,698, 52,335 and 61,890 common shares, respectively, to certain employees of Park and its subsidiaries. As of December 31, 2023, Park reported 186,936 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and will also be subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the years ended December 31, 2023 and 2022 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2022	211,819
Granted	52,335
Vested	(55,464)
Forfeited	(8,406)
Adjustment for performance conditions of PBRSUs (1)	(634)
Nonvested at January 1, 2023	199,650
Granted	54,698
Vested	(62,815)
Forfeited	(4,597)
Adjustment for performance conditions of PBRSUs (1)	—
Nonvested at December 31, 2023 (2)	186,936
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of December 31, 2023, an aggregate of 184,199 PBRSUs are expected to vest.

A summary of awards that vested during the twelve months ended December 31, 2023 and 2022 follows:

	Twelve Months Ended December 31,
	2023	2022
PBRSU and TBRSU vested	62,815	55,464
Common shares withheld to satisfy employee income tax withholding obligations	23,973	21,219
Net common shares issued	38,842	34,245

Share-based compensation expense of $6.8 million, $5.9 million and $6.3 million was recognized for the years ended December 31, 2023, 2022 and 2021, respectively, related to PBRSU and TBRSU awards to employees. The following table details expected additional share-based compensation expense related to PBRSUs outstanding at December 31, 2023:

(In thousands)
2024	$4,393
2025	2,885
2026	1,206
2027	194
Total	$8,678

21. Benefit Plans
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of Park National Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There was no pension contribution in 2023 or 2022 and no contribution is expected to be made in 2024.

Using accrual measurement dates of December 31, 2023 and 2022, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2023	2022
Change in fair value of plan assets
Fair value at beginning of measurement period	$209,138	$263,473
Actual return on plan assets	34,764	(37,319)
Benefits paid	(11,008)	(17,016)
Fair value at end of measurement period	$232,894	$209,138
Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$127,394	$182,964
Service cost	6,236	9,749
Interest cost	6,523	5,705
Plan amendments	—	558
Actuarial loss (gain)	10,072	(54,566)
Benefits paid	(11,008)	(17,016)
Projected benefit obligation at the end of measurement period	$139,217	$127,394
Funded status at end of year (fair value of plan assets less benefit obligation)	$93,677	$81,744

The increase in the projected benefit obligation ("PBO") from $127.4 million as of December 31, 2022 to $139.2 million as of December 31, 2023, was the result of demographic losses driven by salary increases greater than assumed and a decrease in the discount rate from 5.32% to 5.14%, partially offset by assumption updates for a change in the mortality table for lump sum distributions, reflecting updates for the 2023 assumption study, and a decrease in the interest credit rate.

The asset allocation for the Pension Plan as of each measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset category	Target Allocation	2023	2022
Equity securities	50% - 100%	85%	84%
Fixed income and cash equivalents	remaining balance	15%	16%
Total		100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets used to measure the benefit obligation was 6.92% at both December 31, 2023 and December 31, 2022. This return was based on the expected long-term return of each of the asset categories, weighted based on the median of the target allocation for each class.

The accumulated benefit obligation for the Pension Plan was $113.4 million and $106.3 million at December 31, 2023 and 2022, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2023 and 2022, the fair value of the 115,800 common shares held by the Pension Plan was $15.4 million, or $132.86 per share and $16.3 million, or $140.75 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Discount rate	5.14%	5.32%	3.23%
Rate of compensation increase
Under age 25 (under age 30 for 2022 and 2021)	7.50%	8.25%	8.25%
Ages 25-29 (ages 30-39 for 2022 and 2021)	7.00%	6.00%	6.00%
Ages 30-34 (ages 40-49 for 2022 and 2021)	6.75%	5.00%	5.00%
Ages 35-39 (ages 50-54 for 2022 and 2021)	6.00%	4.25%	4.25%
Ages 40-44 (ages 55-59 for 2022 and 2021)	5.25%	3.75%	3.75%
Ages 45-54 (ages 60-64 for 2022 and 2021)	4.75%	3.50%	3.50%
Ages 55-69 (ages 65 and over for 2022 and 2021)	3.75%	3.25%	3.25%
Ages 70 and over (for 2023)	3.00%	N/A	N/A
Interest crediting rate	3.89%	4.07%	N/A

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below (in thousands):

2024	$10,966
2025	11,164
2026	11,246
2027	11,245
2028	10,896
2029-2033	54,844
Total	$110,361

The following table shows ending balances of accumulated other comprehensive income (loss) at December 31, 2023 and 2022.

(In thousands)	2023	2022
Prior service cost	$(388)	$(436)
Net actuarial gain (loss)	2,529	(8,020)
Total	2,141	(8,456)
Deferred tax (liability) asset	(449)	1,776
Accumulated other comprehensive income (loss)	$1,692	$(6,680)

Using actuarial measurement dates of December 31 for 2023, 2022 and 2021, components of net periodic benefit income (loss) and other amounts recognized in other comprehensive income (loss) were as follows:

(In thousands)	2023	2022	2021	Affected Line Item in the Consolidated Statements of Income
Components of net periodic benefit income (loss) and other amounts recognized in other comprehensive income (loss)
Service cost	$(6,236)	$(9,749)	$(9,916)	Employee benefits
Interest cost	(6,523)	(5,705)	(5,359)	Other components of net periodic benefit income
Expected return on plan assets	14,143	17,798	15,731	Other components of net periodic benefit income
Recognized net actuarial loss and prior service cost	(48)	15	(2,220)	Other components of net periodic benefit income
Net periodic benefit income (loss)	$1,336	$2,359	$(1,764)
Net actuarial gain (loss) and prior service credit (cost)	$10,549	$(1,109)	$34,019
Amortization of net loss (gain)	48	(15)	2,220
Total recognized in other comprehensive income (loss)	10,597	(1,124)	36,239
Total recognized in net benefit income (loss) and other comprehensive income (loss)	$11,933	$1,235	$34,475

The weighted average assumptions used to determine net periodic benefit income (loss) for the years ended December 31, 2023, 2022 and 2021 are listed below:

	2023	2022	2021
Discount rate	5.32%	3.23%	3.00%
Rate of compensation increase
Under age 30	8.25%	8.25%	8.25%
Ages 30-39	6.00%	6.00%	6.00%
Ages 40-49	5.00%	5.00%	5.00%
Ages 50-54	4.25%	4.25%	4.25%
Ages 55-59	3.75%	3.75%	3.75%
Ages 60-64	3.50%	3.50%	3.50%
Ages 65 and over	3.25%	3.25%	3.25%
Expected long-term return on plan assets	6.92%	6.92%	7.00%

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

The fair value of the plan assets at December 31, 2023 and December 31, 2022, by asset class, is as follows.

	Fair Value Measurements		Fair Value Measurements
	at December 31, 2023, Using		at December 31, 2022, Using
(In thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Interest-bearing account	$1,395	$4,758	$1,959	$3,910
Mutual funds	49,740	—	46,093	—
U.S. Government agency obligations	—	12,466	—	12,513
Corporate bonds	—	15,572	—	12,562
Common stocks	148,963	—	132,101	—
Total	$200,098	$32,796	$180,153	$28,985

Salary Deferral Plan

The Corporation has a voluntary salary deferral plan (the Corporation's Employees Stock Ownership Plan) covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $5.0 million, $4.6 million, and $4.3 million for 2023, 2022 and 2021, respectively.

Supplemental Executive Retirement Plan

The Corporation has entered into Supplemental Executive Retirement Plan Agreements (the "SERP Agreements") with certain key officers of Park National Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal income tax law. The accrued benefit cost for the SERP Agreements totaled $15.2 million and $14.2 million for 2023 and 2022, respectively, and is recorded within "Other liabilities" on the Consolidated Balance Sheet. The expense for the Corporation was as follows:

(In thousands)	2023	2022	2021	Affected Line Item in the Consolidated Statements of Income
Service cost	$1,224	$1,091	$1,345	Employee benefits
Interest cost	567	564	510	Miscellaneous expense
Total SERP expense	$1,791	$1,655	$1,855

22. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$18,248	$18,615
Accumulated other comprehensive loss – Pension Plan	—	1,776
Accumulated other comprehensive loss – Unrealized losses on debt securities AFS	18,045	25,443
Deferred compensation	6,177	6,255
OREO valuation adjustments	100	11
Net deferred loan fees	1,384	1,898
Deferred contract bonus	205	317
Nonvested equity-based compensation	3,019	2,827
Net operating loss ("NOL") carryforward	2,222	2,654
Capital loss carryforward	—	299
Fixed assets	1,243	510
Operating lease liability	3,620	4,206
Other	1,759	1,950
Total deferred tax assets	$56,022	$66,761
Deferred tax liabilities:
Accumulated other comprehensive gain – Pension Plan	$449	$—
Deferred investment income	2,455	4,890
Pension Plan	19,962	19,678
MSRs	3,196	3,445
Partnership adjustments	1,540	884
Purchase accounting adjustments	807	952
Operating lease right-of-use asset	3,426	3,837
Lessor adjustments	2,308	2,325
Other	614	565
Total deferred tax liabilities	$34,757	$36,576
Net deferred tax asset	$21,265	$30,185

As of December 31, 2023 and 2022, Park had a net deferred tax asset balance related to federal NOL carryforwards of approximately $2.0 million and $2.4 million, respectively, which expire at various dates from 2030-2039. Park also had a net deferred tax asset balance related to state NOL carryforwards of approximately $0.2 million and $0.3 million at December 31, 2023 and 2022, respectively, which expire at various dates from 2030-2039.

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP.  Management determined that it was not required to establish a valuation allowance against the December 31, 2023 or 2022 deferred tax assets in accordance with U.S. GAAP since it was more likely than not that the deferred tax asset will be fully utilized in future periods.

The components of the provision for federal income taxes are shown below:

December 31, (In thousands)	2023	2022	2021
Currently payable
Federal	$18,118	$22,574	$28,726
State	1,190	1,180	1,382
Amortization of qualified affordable housing projects	8,265	7,743	7,313

Deferred
Federal	(708)	464	(3,006)
State	5	147	(125)

Total	$26,870	$32,108	$34,290

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Changes in rates resulting from:
Tax exempt interest income, net of disallowed interest	(1.9)%	(1.6)%	(1.2)%
Bank owned life insurance	(0.7)%	(0.7)%	(0.5)%
Investments in qualified affordable housing projects, net of tax benefits	(1.0)%	(0.8)%	(0.8)%
KSOP dividend deduction	(0.6)%	(0.5)%	(0.5)%
Other	0.7%	0.4%	0.2%
Effective Tax Rate	17.5%	17.8%	18.2%

Park National Corporation and its subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on equity. The franchise tax expense is included in "State tax expense" on Park’s Consolidated Statements of Income. Park is also subject to state income tax in various states, including North Carolina and South Carolina. State income tax expense is included in “Income taxes” on Park’s Consolidated Statements of Income. Park’s state income tax expense was $1.2 million, $1.3 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(In thousands)	2023	2022	2021
January 1 Balance	$69	$339	$633
Additions based on tax positions related to the current year	47	—	—
Additions for tax positions of prior years	52	25	10
Reductions due to statute of limitations	(23)	(295)	(304)
December 31 Balance	$145	$69	$339

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2023, 2022 and 2021 was $0.1 million, $0.1 million and $0.3 million, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during 2024.

The expense (income) related to interest and penalties recorded on unrecognized tax benefits in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 was $1,500, $(56,000), and $(45,500), respectively. The amount accrued for interest and penalties at December 31, 2023, 2022 and 2021 was $11,000, $9,500 and $65,500, respectively.

Park National Corporation and its subsidiaries are subject to U.S. federal income tax and income tax in various state jurisdictions. The Corporation is subject to routine audits of tax returns by the Internal Revenue Service and states in which we conduct business. No material adjustments have been made on closed federal and state tax audits. Generally, all tax years ended prior to December 31, 2020 are closed to examination by federal and state taxing authorities.

23. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) components, net of income tax, are shown in the following table for the years ended December 31, 2023, 2022 and 2021.

(in thousands)	Changes in Pension Plan assets and benefit obligations	Unrealized (losses) gains on AFS debt securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at January 1, 2023	$(6,680)	$(95,714)	$—	$(102,394)
Other comprehensive income before reclassifications	8,334	21,610	—	29,944
Amounts reclassified from accumulated other comprehensive income	38	6,221	—	6,259
Net current period other comprehensive income	$8,372	$27,831	$—	$36,203
Ending balance at December 31, 2023	$1,692	$(67,883)	$—	$(66,191)

Beginning balance at January 1, 2022	$(5,792)	$21,153	$(206)	$15,155
Other comprehensive (loss) income before reclassifications	(876)	(116,867)	154	(117,589)
Amounts reclassified from accumulated other comprehensive loss	(12)	—	52	40
Net current period other comprehensive (loss) income	$(888)	$(116,867)	$206	$(117,549)
Ending balance at December 31, 2022	$(6,680)	$(95,714)	$—	$(102,394)

Beginning balance at January 1, 2021	$(34,421)	$40,690	$(698)	$5,571
Other comprehensive income (loss) before reclassifications	26,875	(19,537)	492	7,830
Amounts reclassified from accumulated other comprehensive income	1,754	—	—	1,754
Net current period other comprehensive income (loss)	$28,629	$(19,537)	$492	$9,584
Ending balance at December 31, 2021	$(5,792)	$21,153	$(206)	$15,155

The following table provides information concerning amounts reclassified out of accumulated other comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021:

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Consolidated Statements of Income
(In thousands)	2023	2022	2021
Amortization of defined benefit pension items
Amortization of prior service cost (credit)	$48	$(15)	$(15)	Employee benefits
Amortization of net actuarial loss	—	—	2,235	Employee benefits
Income (loss) before income taxes	48	(15)	2,220	Income before income taxes
Income tax effect	10	(3)	466	Income taxes
Net of income tax	$38	$(12)	$1,754	Net income

Unrealized losses on AFS debt securities
Net loss on the sale of debt securities	$7,875	$—	$—	Loss on the sale of debt securities, net
Loss before income taxes	7,875	—	—	Income before income taxes
Income tax effect	1,654	—	—	Income taxes
Net of income tax	$6,221	$—	$—	Net income

Unrealized net holding loss on cash flow hedge
Loss due to early termination of borrowing interest rate swap	$—	$66	$—	Miscellaneous expense
Loss before income taxes	—	66	—	Income before income taxes
Income tax effect	—	14	—	Income taxes
Net of income tax	$—	$52	$—	Net income

24. Earnings Per Common Share
U.S. GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of PBRSUs and TBRSUs.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31 (In thousands, except share data)	2023	2022	2021
Numerator:
Net income	$126,734	$148,351	$153,945
Denominator:
Weighted-average common shares outstanding	16,163,500	16,246,009	16,291,016
Effect of dilutive PBRSUs and TBRSUs	86,519	119,300	134,190
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,250,019	16,365,309	16,425,206
Earnings per common share:
Basic earnings per common share	$7.84	$9.13	$9.45
Diluted earnings per common share	$7.80	$9.06	$9.37

Park awarded 54,698, 52,335 and 61,890 PBRSUs to certain employees during the years ended December 31, 2023, 2022 and 2021, respectively.

During the years ended December 31, 2023 and 2021, Park repurchased 199,000 and 137,659 common shares, respectively, to fund the PBRSUs, TBRSUs and common shares awarded to directors of Park and to directors of PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. There were no common shares repurchased during the year ended December 31, 2022.

25. Dividend Restrictions
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2023, approximately $112.9 million of the total shareholders’ equity of PNB was available for the payment of dividends to Park National Corporation, without approval by the applicable regulatory authorities.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (In thousands)	2023	2022
Loan commitments	$1,527,577	$1,416,699
Standby letters of credit	31,261	30,468

The loan commitments are generally for variable rates of interest. Commitments to originate new loans are generally made for periods of 180 days or less.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following tables present assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$241,184	$—	$241,184
U.S. Government sponsored entities’ asset-backed securities	—	635,475	—	635,475
Collateralized loan obligations	—	438,286	—	438,286
Corporate debt securities	—	11,548	6,349	17,897
Equity securities	1,616	—	473	2,089
Mortgage loans held for sale	—	3,235	—	3,235
Mortgage IRLCs	—	87	—	87
Loan interest rate swaps	—	1,069	—	1,069

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,069	—	1,069

Fair Value Measurements at December 31, 2022 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$37,213	$—	$37,213
Obligations of states and political subdivisions	—	406,711	—	406,711
U.S. Government sponsored entities’ asset-backed securities	—	756,761	—	756,761
Collateralized loan obligations	—	516,539	—	516,539
Corporate debt securities	—	9,472	7,000	16,472
Equity securities	1,420	—	439	1,859
Mortgage loans held for sale	—	2,149	—	2,149
Mortgage IRLCs	—	46	—	46
Loan interest rate swaps	—	1,508	—	1,508

Liabilities
Fair value swap	$—	$—	$243	$243
Loan interest rate swaps	—	1,508	—	1,508

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2023 and 2022, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2023	$7,000	$439	$(243)
Transfers into (out of) level 3, net	11	—	—
Total gains / (losses)
Included in other income / other (expense)	—	34	(175)
Included in other comprehensive income	(662)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	295
Balance at December 31, 2023	$6,349	$473	$(123)

Balance at January 1, 2022	$—	$499	$(226)
Total losses
Included in other income / other (expense)	—	(60)	(221)
Transfers into level 3	7,000	—	—
Purchases, sales, issuances and settlements, other, net	—	—	204
Balance at December 31, 2022	$7,000	$439	$(243)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis as described below:

Individually evaluated collateral dependent loans: When a loan is individually evaluated, it is valued at the lower of cost or fair value. Collateral dependent loans which are individually evaluated and carried at fair value have been partially charged off or receive allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, valuations for all collateral dependent loans are updated annually, either through independent valuations by a licensed appraiser or a verification of value ("VOV") performed by an internal licensed appraiser, in accordance with Company policy. A VOV can only be used in select circumstances and verifies that the original appraised value has not deteriorated through property inspection, consideration of market conditions, and performance of all valuation methods utilized in a prior valuation.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of December 31, 2023 and 2022, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at December 31, 2023 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,315	$2,315
Residential real estate	—	—	182	182
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,497	$2,497

MSRs	$—	$866	$—	$866

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

Fair Value Measurements at December 31, 2022 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$5,573	$5,573
Residential real estate	—	—	200	200
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$5,773	$5,773

MSRs	$—	$1,717	$—	$1,717

OREO recorded at fair value	$—	$—	$—	$—

The tables below provide additional detail on those individually evaluated loans which are recorded at fair value as well as the remaining individually evaluated loan portfolio not included above. The remaining individually evaluated loans consist of 1) loans which are not collateral dependent, 2) loans which are not secured by real estate, and 3) loans carried at cost as the fair value of the underlying collateral or the present value of expected future cash flows on each of the loans exceeded the book value for each respective credit.

	December 31, 2023
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$2,499	$2,048	$2	$2,497
Remaining individually evaluated loans	42,716	301	4,981	37,735
Total individually evaluated loans	$45,215	$2,349	$4,983	$40,232

	December 31, 2022
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$5,903	$1,523	$130	$5,773
Remaining individually evaluated loans	72,438	252	3,436	69,002
Total individually evaluated loans	$78,341	$1,775	$3,566	$74,775

The (expense) income from credit adjustments related to individually evaluated loans carried at fair value for the years ended December 31, 2023, 2022 and 2021 was $(1.0) million, $(0.9) million, and $0.5 million, respectively.

MSRs totaled $14.7 million at December 31, 2023. Of this $14.7 million MSR carrying balance, $0.9 million was recorded at fair value and included a valuation allowance of $0.1 million. The remaining $13.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2023. At December 31, 2022, MSRs totaled $15.8 million. Of this $15.8 million MSR carrying balance, $1.7 million was recorded at fair value and included a valuation allowance of $0.2 million. The remaining $14.1 million was recorded at cost, as the fair value exceeded cost at December 31, 2022. The income related to MSRs carried at fair value for the years ended December 31, 2023, 2022 and 2021 was $0.1 million, $1.4 million and $1.6 million, respectively.

Total OREO held by Park at December 31, 2023 and 2022 was $1.0 million and $1.4 million, respectively. At December 31, 2023, there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2022, there was no OREO carried at fair value. The net (expense) income related to OREO fair value adjustments was $(0.4) million, $11.3 million and $32,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023 and December 31, 2022:

December 31, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,315	Sales comparison approach	Adj to comparables	0.2% - 89.0% (21.2%)
		Income approach	Capitalization rate	7.5% - 9.5% (8.9%)

Residential real estate	$182	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.6%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

December 31, 2022
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$5,573	Sales comparison approach	Adj to comparables	0.0% - 202.0% (19.4%)
		Income approach	Capitalization rate	7.0% - 10.0% (7.9%)
		Cost approach	Entrepreneurial profit	10.0% - 12.0% (11.4%)
		Cost approach	Accumulated depreciation	38.8% (38.8%)

Residential real estate	$200	Sales comparison approach	Adj to comparables	1.9% - 119.8% (17.4%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments are valued using the NAV practical expedient in accordance with ASC 820.

At December 31, 2023 and December 31, 2022, Park had Partnerships Investments with a NAV of $27.5 million and $24.4 million, respectively. At December 31, 2023 and December 31, 2022, Park had $18.4 million and $20.3 million in unfunded commitments related to these Partnership Investments. For the years ended December 31, 2023, 2022 and 2021, Park recognized income of $0.4 million, $2.4 million and $4.5 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$218,268	$218,268	$—	$—	$218,268
Investment securities (1)	1,332,842	—	1,326,493	6,349	1,332,842
Other investment securities (2)	2,089	1,616	—	473	2,089

Mortgage loans held for sale	3,235	—	3,235	—	3,235
Mortgage IRLCs	87	—	87	—	87
Individually evaluated loans carried at fair value	2,497	—	—	2,497	2,497
Other loans, net	7,386,657	—	—	7,200,851	7,200,851
Loans receivable, net	$7,392,476	$—	$3,322	$7,203,348	$7,206,670

Financial liabilities:
Time deposits	$641,615	$—	$641,180	$—	$641,180
Brokered deposits and Bid Ohio CDs	164,985	—	165,059	—	165,059
Other	1,261	1,261	—	—	1,261
Deposits (excluding demand deposits)	$807,861	$1,261	$806,239	$—	$807,500

Short-term borrowings	$328,182	$—	$328,182	$—	$328,182
Subordinated notes	189,147	—	172,059	—	172,059

Derivative financial instruments - assets:
Loan interest rate swaps	$1,069	$—	$1,069	$—	$1,069

Derivative financial instruments - liabilities:
Fair value swap	$123	$—	$—	$123	$123
Loan interest rate swaps	1,069	—	1,069	—	1,069
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

Each of PNB and Park met all of the well-capitalized ratio guidelines applicable to it at December 31, 2023. The following table indicates the capital ratios for PNB and Park at December 31, 2023 and 2022.

	As of December 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.11%	10.95%	10.95%	12.35%
Park	10.74%	12.97%	12.79%	16.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2022
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	8.34%	10.69%	10.69%	12.15%
Park	9.90%	12.76%	12.57%	16.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

The following table reflects various measures of capital for Park and PNB:

			To Be Adequately Capitalized		To Be Well-Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2023
Total Risk-Based Capital (to risk-weighted assets)
PNB	$1,005,211	12.35%	$651,130	8.00%	$813,913	10.00%
Park	1,323,588	16.19%	654,197	8.00%	817,747	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$891,363	10.95%	$488,348	6.00%	$651,130	8.00%
Park	1,060,593	12.97%	490,648	6.00%	490,648	6.00%
Leverage Ratio (to average total assets)
PNB	$891,363	9.11%	$391,376	4.00%	$489,220	5.00%
Park	1,060,593	10.74%	395,131	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	$891,363	10.95%	$366,261	4.50%	$529,043	6.50%
Park	1,045,593	12.79%	367,986	4.50%	N/A	N/A

At December 31, 2022
Total Risk-Based Capital (to risk-weighted assets)
PNB	$965,470	12.15%	$635,769	8.00%	$794,711	10.00%
Park	1,283,409	16.07%	639,102	8.00%	798,877	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$849,886	10.69%	$476,827	6.00%	$635,769	8.00%
Park	1,019,149	12.76%	479,326	6.00%	479,326	6.00%
Leverage Ratio (to average total assets)
PNB	$849,886	8.34%	$407,836	4.00%	$509,795	5.00%
Park	1,019,149	9.90%	411,838	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	849,886	10.69%	357,620	4.50%	516,562	6.50%
Park	1,004,149	12.57%	359,495	4.50%	N/A	N/A

29. Parent Company Statements
The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below. Investments in subsidiaries are accounted for using the equity method of accounting.

Cash represents non-interest bearing deposits with PNB. Net cash provided by operating activities reflects cash payments (received from subsidiaries) partially offset by cash payments to government entities for income taxes of $6.1 million, $2.2 million and $4.3 million in 2023, 2022 and 2021, respectively.

Condensed Balance Sheets
December 31, 2023 and 2022
(In thousands)	2023	2022
Assets:
Cash	$282,151	$274,464
Investment in subsidiaries	1,007,342	941,826
Debentures receivable from PNB	25,000	25,000
Other receivables from subsidiaries	1,160	—
Other investments	1,170	1,177
Other assets	35,610	36,636
Total assets	$1,352,433	$1,279,103
Liabilities:
Subordinated notes	$189,147	$188,667
Other payables to subsidiaries	455	3,625
Other liabilities	17,538	17,585
Total liabilities	$207,140	$209,877
Total shareholders’ equity	$1,145,293	$1,069,226
Total liabilities and shareholders’ equity	$1,352,433	$1,279,103

Condensed Statements of Income
for the years ended December 31, 2023, 2022 and 2021
(In thousands)	2023	2022	2021
Income:
Dividends from subsidiaries	$110,000	$120,000	$115,500
Interest and dividends	1,678	1,250	1,250
Other	163	2,478	2,016
Total income	111,841	123,728	118,766
Expense:
Interest expense	$9,383	$8,833	$8,887
Other, net	9,536	10,504	10,707
Total expense	18,919	19,337	19,594
Income before income taxes and equity in undistributed income of subsidiaries	$92,922	$104,391	$99,172
Income tax benefit	4,196	5,142	4,897
Income before equity in undistributed income of subsidiaries	97,118	109,533	104,069
Equity in undistributed income of subsidiaries	29,616	38,818	49,876
Net income	$126,734	$148,351	$153,945
Other comprehensive income (loss) (1)	36,203	(117,549)	9,584
Comprehensive income	$162,937	$30,802	$163,529
(1) See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows
for the years ended December 31, 2023, 2022 and 2021
(In thousands)	2023	2022	2021
Operating activities:
Net income	$126,734	$148,351	$153,945
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(29,616)	(38,818)	(49,876)
Compensation expense for issuance of treasury shares to directors	1,223	1,320	1,676
Share-based compensation expense	6,787	5,879	6,345
Loss (gain) on equity securities, net	151	207	(1,218)
Decrease (increase) in other assets	828	(2,514)	8,249
(Decrease) increase in other liabilities	(2,752)	4,896	(2,407)
Net cash provided by operating activities	103,355	119,321	116,714
Investing activities:
Proceeds from sales of securities	1,370	—	934
Purchase of equity securities	(2,195)	(9,165)	—
Other, net	(31)	144	2,332
Net cash (used in) provided by investing activities	(856)	(9,021)	3,266
Financing activities:
Cash dividends paid	(68,951)	(76,604)	(74,306)
Repayment of long-term debt	—	—	(32,500)
Repurchase of common shares to be held as treasury shares	(23,017)	—	(16,048)
Cash payment for fractional shares	—	(2)	(6)
Value of common shares withheld to pay employee income taxes	(2,844)	(2,761)	(2,403)
Net cash used in financing activities	(94,812)	(79,367)	(125,263)
Increase (decrease) in cash	7,687	30,933	(5,283)

Cash at beginning of year	274,464	243,531	248,814
Cash at end of year	$282,151	$274,464	$243,531

30. Revenue from Contracts with Customers
All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Statements of Income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Revenue by Operating Segment (in thousands)	PRK	PRK	PRK
Income from fiduciary activities
Personal trust and agency accounts	$10,297	10,091	10,264
Employee benefit and retirement-related accounts	9,894	9,698	9,705
Investment management and investment advisory agency accounts	13,242	12,442	12,620
Other	2,041	1,860	1,860
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,744	6,095	5,244
Demand deposit account (DDA) charges	4,229	3,439	3,074
Other	472	557	514
Other service income (1)
Credit card	2,799	2,808	2,563
HELOC	369	397	389
Installment	177	163	148
Real estate	5,795	9,952	24,907
Commercial	1,160	1,975	1,805
Debit card fee income	26,522	26,046	25,865
Bank owned life insurance income (2)	5,338	6,100	4,897
ATM fees	2,178	2,273	2,379
(Loss) gain on the sale of OREO, net	(3)	5,611	(4)
OREO valuation markup	60	12,039	64
Loss on the sale of debt securities, net (2)	(7,875)	—	—
Gain on equity securities, net (2)	971	2,955	5,011
Other components of net periodic pension benefit income (2)	7,572	12,108	8,152
Miscellaneous (3)	3,652	9,326	10,487
Total other income	$92,634	$135,935	$129,944
(1) "Other Service Income" totaled $10.3 million, $15.3 million, and $29.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Of this aggregate service revenue, approximately, $5.2 million, $5.6 million, and $5.3 million is within the scope of ASC 606, with the remaining $5.1 million, $9.7 million, and $24.5 million consisting primarily of residential real estate loan fees which are out of scope for each respective year.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $3.7 million, $9.3 million, and $10.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, all of which are within the scope of ASC 606.

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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

During the three months (the quarterly period) ended December 31, 2023, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 22, 2024 (the “2024 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2024 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2024 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2024 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K regarding delinquent reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to the 2023 fiscal year, is incorporated by reference from the disclosure to be included under the caption "BENEFICIAL OWNERSHIP OF PARK COMMON SHARES - Delinquent Section 16(a) Reports" in Park's 2024 Proxy Statement.
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
The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Nominating and Corporate Governance Committee Charter (including the Corporate Governance Guidelines) and the Risk Committee Charter is posted on the “Governance - Governance Documents” section of the “Investor Relations” page of Park’s Internet site located at http://www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Nominating and Corporate Governance Committee Charter and the Risk Committee Charter, without charge, by writing to the Chief Financial Officer, Secretary and Treasurer of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: Brady T. Burt.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2024 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders held on April 24, 2023. Park's Regulations were amended on October 23, 2023 to address the requirements to be satisfied by a shareholder who wishes to nominate candidates for election as directors at an annual meeting of shareholders or at any special meeting of shareholders called for the purpose of electing directors.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2024 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K, with the exception of Item 402(v) of SEC Regulation S-K, is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2024 Proxy Statement. The information required by Item 402(v) of SEC Regulation S-K to be included in Park's 2024 Proxy Statement is not incorporated into this Annual Report on Form 10-K and will not deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2024 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2024 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2024 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2024 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2024 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2024 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2024 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Balance Sheets at December 31, 2023 and 2022 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Notes to Consolidated Financial Statements -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
(2)     Financial Statement Schedules.

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

(c)         Financial Statement Schedules.

None.

ITEM 16.     FORM 10-K SUMMARY.

None.

Index to Exhibits

Exhibit No.    Description of Exhibit

3.1(a)    Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in complied form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (incorporated herein by reference to Exhibit 3.1(i) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 1-13006))

3.2(a)    Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including the amendments adopted and approved by the Board of Directors of Park National Corporation on October 23, 2023] (Incorporated herein by reference to Exhibit 3.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed October 27, 2023 (File No. 1-13006))

4.1(a)    Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

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

Exhibit No.    Description of Exhibit

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

10.18(a)†    Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering certain Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

Exhibit No.    Description of Exhibit
10.18(b)†    Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (incorporated herein by reference to Exhibit 10.18(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 1-3006))

10.19†    Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017 (File No. 1-13006)) ("Park's April 26, 2017 Form 8-K")
10.20†    Park National Corporation 2017 Long-Term Incentive Plan for Employees (incorporated herein by reference to Exhibit 10.1 to Park's April 26, 2017 Form 8-K)
10.21†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 1, 2020 and prior to January 20, 2022 (incorporated herein by reference to Exhibit 10.4 to Park's March 31, 2020 Form 10-Q)
10.22†    Park National Corporation 2017 Long-Term Incentive Plan for Employees Amendment No. 1 to Certain Performance-Based Restricted Stock Unit Award Agreements, entered into as of June 30, 2021, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on July 9, 2021 (File No. 1-3006))
10.23†    Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 20, 2022 (incorporated herein by reference to Exhibit 10.29 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 1-13006)
21    Subsidiaries of Park National Corporation (filed herewith)

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

97    [Clawback Policy] (filed herewith)

101    The following information from Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)**

Exhibit No.    Description of Exhibit
104    Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
___________________

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

PARK NATIONAL CORPORATION

Date: February 23, 2024	By:	/s/ David L. Trautman
David L. Trautman,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23nd day of February, 2024.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chairman of the Board, Chief Executive Officer and Director
/s/ Matthew R. Miller Matthew R. Miller	President and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Kelly A. Herreman Kelly A. Herreman	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ Frederic M. Bertley, Ph.D.* Frederic M. Bertley, Ph.D.	Director
/s/ C. Daniel DeLawder* C. Daniel DeLawder	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Jason N. Judd* Jason N. Judd	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ D. Byrd Miller III* D. Byrd Miller III	Director

Name	Capacity
/s/ Robert E. O’Neill* Robert E. O’Neill	Director
/s/ Mark R. Ramser* Mark R. Ramser	Director
/s/ Lee Zazworsky* Leon "Lee" Zazworsky	Director

__________________________

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to a Power of Attorney executed by the directors of the Registrant identified above, which Power of Attorney is filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ Matthew R. Miller
Matthew R. Miller
President
Attorney-in-Fact