Form 10-Q
period 2024-03-31
PARK NATIONAL CORP /OH/
filed 2024-05-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,149,523 Common Shares, no par value per share, outstanding at May 1, 2024.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in the Unaudited Consolidated Condensed Financial Statements, Notes to Unaudited Consolidated Condensed Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACH	Automated clearing house	LDA	Loss driver analysis
ACL	Allowance for credit losses	LGD	Loss given default
AFS	Available-for-sale	LTIP	Long-Term Incentive Plan
Allowance	Allowance for credit losses	MSRs	Mortgage servicing rights
ASC	Accounting Standards Codification	NAV	Net asset value
ASU	Accounting Standards Update	NewDominion	NewDominion Bank
ATM	Automated teller machine	NSF	Non-sufficient funds
Carolina Alliance	CAB Financial Corporation and its subsidiaries	OREO	Other real estate owned
Company	Park National Corporation and its subsidiaries	Park	Park National Corporation and its subsidiaries
Corporation	Park National Corporation and its subsidiaries	Park National Bank	The Park National Bank
COVID-19	Novel coronavirus	PBRSUs	Performance-based restricted stock units
DCF	Discounted cash flow	PCD	Purchased credit deteriorated
DDA	Demand deposit account	PD	Probability of default
EPS	Earnings per common share	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PPP	CARES Act Paycheck Protection Program
FDIC	Federal Deposit Insurance Corporation	PTPP	Pre-tax, pre-provision
FFIEC	Federal Financial Institutions Examination Council	Registrant	Park National Corporation
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
FTE	Fully taxable equivalent	SEC	U.S. Securities and Exchange Commission
GDP	Gross domestic product	SERP	Supplemental Executive Retirement Plan
HELOC	Home equity line of credit	TBRSUs	Time-based restricted stock units
HPI	Home price index	TDRs	Troubled debt restructurings
ICS	Insured Cash Sweep	U.S.	United States of America
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	United States	United States of America
		VOV	Verification of value

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$112,117	$160,477
Money market instruments	193,964	57,791
Cash and cash equivalents	306,081	218,268

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,334,973 and $1,418,770 at March 31, 2024 and December 31, 2023, respectively, and no allowance for credit losses at March 31, 2024 or at December 31, 2023)	1,248,787	1,332,842
Other investment securities	90,960	96,302
Total investment securities	1,339,747	1,429,144

Loans	7,525,005	7,476,221
Allowance for credit losses	(85,084)	(83,745)
Net loans	7,439,921	7,392,476

Bank owned life insurance	233,245	231,631
Prepaid assets	167,488	165,879
Goodwill	159,595	159,595
Other intangible assets	4,332	4,652
Premises and equipment, net	73,818	74,211
Affordable housing tax credit investments	60,565	62,703
OREO	1,674	983
Accrued interest receivable	38,052	39,236
Operating lease ROU asset	15,786	15,715
Mortgage loan servicing rights	14,435	14,656
Other	26,338	27,304
Total assets	$9,881,077	$9,836,453

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	March 31, 2024	December 31, 2023
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,587,152	$2,628,234
Interest bearing	5,718,880	5,414,332
Total deposits	8,306,032	8,042,566

Short-term borrowings	105,859	328,182
Subordinated notes	189,271	189,147
Unfunded commitments in affordable housing tax credit investments	24,674	28,768
Operating lease liability	16,510	16,605
Allowance for credit losses on off-balance sheet commitments	5,021	5,103
Accrued interest payable	5,494	6,860
Other	66,237	73,929
Total liabilities	$8,719,098	$8,691,160

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 common shares issued at March 31, 2024 and at December 31, 2023)	459,532	463,280
Retained earnings	921,101	903,877
Treasury shares (1,473,581 common shares at March 31, 2024 and 1,506,625 common shares at December 31, 2023)	(152,259)	(155,673)
Accumulated other comprehensive loss, net of taxes	(66,395)	(66,191)
Total shareholders' equity	1,161,979	1,145,293
Total liabilities and shareholders’ equity	$9,881,077	$9,836,453

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2024	2023
Interest and dividend income:

Interest and fees on loans	$111,211	$91,614

Interest and dividends on:
Debt securities - taxable	11,899	12,979
Debt securities - tax-exempt	1,410	2,912
Other interest income	2,120	3,396
Total interest and dividend income	126,640	110,901

Interest expense:

Interest on deposits:
Demand and savings deposits	19,855	14,212
Time deposits	7,338	1,347

Interest on borrowings:
Short-term borrowings	1,464	824
Subordinated notes	2,360	2,320

Total interest expense	31,017	18,703

Net interest income	95,623	92,198

Provision for credit losses	2,180	183

Net interest income after provision for credit losses	$93,443	$92,015

Other income:
Income from fiduciary activities	$10,024	$8,615
Service charges on deposit accounts	2,106	2,241
Other service income	2,524	2,697
Debit card fee income	6,243	6,457
Bank owned life insurance income	2,629	1,185
ATM fees	496	533
Gain (loss) on the sale of OREO, net	121	(9)
Loss on the sale of debt securities, net	(398)	—
Loss on equity securities, net	(687)	(405)
Other components of net periodic pension benefit income	2,204	1,893
Miscellaneous	938	1,180
Total other income	$26,200	$24,387

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2024	2023
Other expense:
Salaries	$35,733	$34,871
Employee benefits	11,560	10,816
Occupancy expense	3,181	3,353
Furniture and equipment expense	2,583	3,246
Data processing fees	8,808	8,750
Professional fees and services	6,817	7,221
Marketing	1,741	1,319
Insurance	1,718	1,814
Communication	1,036	1,037
State tax expense	1,110	1,278
Amortization of intangible assets	320	327
Miscellaneous	2,621	2,471
Total other expense	$77,228	$76,503

Income before income taxes	$42,415	$39,899

Income taxes	7,211	6,166

Net income	$35,204	$33,733

Earnings per common share:
Basic	$2.18	$2.08
Diluted	$2.17	$2.07

Weighted average common shares outstanding:
Basic	16,116,842	16,242,353
Diluted	16,191,065	16,324,823

Regular cash dividends declared per common share	$1.06	$1.05

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$35,204	$33,733

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(138) and $3,285 for the three months ended March 31, 2024 and 2023, respectively	(518)	12,361
Net loss realized on sale of debt securities, AFS, net of income tax effect of $84 for the three months ended March 31, 2024	314	—
Other comprehensive (loss) income	$(204)	$12,361

Comprehensive income	$35,000	$46,094

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$—	$463,280	$903,877	$(155,673)	$(66,191)
Net income			35,204
Other comprehensive loss, net of tax					(204)
Dividends on common shares at $1.06 per common share			(17,287)
Issuance of 33,044 common shares under share-based compensation awards, net of 21,937 common shares withheld to pay employee income taxes		(5,701)	(693)	3,414
Share-based compensation expense		1,953
Balance at March 31, 2024	$—	$459,532	$921,101	$(152,259)	$(66,395)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$462,404	$847,235	$(138,019)	$(102,394)
Cumulative effect of a change in accounting principle			(303)
Balance at January 1, 2023	$—	$462,404	$846,932	$(138,019)	$(102,394)
Net income			33,733
Other comprehensive income, net of tax					12,361
Dividends on common shares at $1.05 per common share			(17,285)
Issuance of 34,484 common shares under share-based compensation awards, net of 21,981 common shares withheld to pay employee income taxes		(5,309)	(862)	3,564
Share-based compensation expense		2,336
Repurchase of 124,000 common shares to be held as treasury shares				$(15,308)
Balance at March 31, 2023	$—	$459,431	$862,518	$(149,763)	$(90,033)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$35,204	$33,733

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,180	183
Accretion of loan fees and costs, net	(2,027)	(2,169)
Depreciation of premises and equipment	3,119	3,500
Amortization of investment securities, net	415	817
Net (accretion) amortization of purchase accounting adjustments	(30)	119
Loss on the sale of debt securities, net	398	—
Loss on equity securities, net	687	405
Loan originations to be sold in secondary market	(16,382)	(15,332)
Proceeds from sale of loans in secondary market	17,892	15,730
Gain on sale of loans in secondary market	(312)	(325)
Share-based compensation expense	1,953	2,336
(Gain) loss on sale of OREO, net	(121)	9
Bank owned life insurance income	(2,629)	(1,185)
Investment in qualified affordable housing tax credits amortization	2,138	2,097

Changes in assets and liabilities:
Decrease in prepaid dealer premiums	173	601
Decrease (increase) in other assets	1,533	(2,116)
Decrease in other liabilities	(9,537)	(13,986)
Net cash provided by operating activities	$34,654	$24,417

Investing activities:
Proceeds from sales of investment securities	$30,797	$—
Proceeds from the redemption/repurchase of FHLB stock	4,563	3,094
Proceeds from calls and maturities of:
Debt securities AFS	54,287	34,085
Purchases of:
Debt securities AFS	(2,100)	—
Equity securities	—	(2,195)
FHLB stock	(225)	—
Net decrease (increase) in other investments	317	(183)
Net loan (originations) paydowns, portfolio loans	(49,181)	50,193
Investment in qualified affordable housing tax credits	(4,094)	(1,409)
Proceeds from the sale of OREO	167	13
Bank owned life insurance death benefits	3,685	229
Purchases of bank owned life insurance	(2,670)	(2,500)
Purchases of premises and equipment	(3,142)	(2,674)
Net cash provided by investing activities	$32,404	$78,653

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2024	2023
Financing activities:
Net increase in deposits	$264,560	$28,392
Net (increase) decrease in off-balance sheet deposits	(1,094)	31,337
Net decrease in short-term borrowings	(222,323)	(55,284)
Value of common shares withheld to pay employee income taxes	(2,980)	(2,607)
Repurchase of common shares to be held as treasury shares	—	(15,308)
Cash dividends paid	(17,408)	(17,409)
Net cash provided by (used in) financing activities	$20,755	$(30,879)

Increase in cash and cash equivalents	87,813	72,191

Cash and cash equivalents at beginning of year	218,268	189,728

Cash and cash equivalents at end of period	$306,081	$261,919

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$32,383	$20,528

Non-cash items:
Loans transferred to OREO	$737	$138

ROU assets obtained in exchange for lease obligations	547	136

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2024.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive income, consolidated condensed statements of changes in shareholders’ equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2023 ("Park's 2023 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2023 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

No significant new pronouncements were adopted during the three months ended March 31, 2024.

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

For entities, like Park that are subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments are to be applied prospectively and, if by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entity. Management intends to adopt the provisions of ASU 2023-06 on their respective effective dates. The adoption of the provisions of ASU 2023-06 is not expected to have a material impact on Park's consolidated financial statements.

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

Note 3 – Investment Securities

Investment securities at March 31, 2024 and at December 31, 2023, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2024:
Obligations of states and political subdivisions	$219,886	$392	$13,752	$206,526
U.S. Government sponsored entities' asset-backed securities	672,462	13	69,466	603,009
Collateralized loan obligations	420,041	320	1,364	418,997
Corporate debt securities	22,584	1	2,330	20,255
Total	$1,334,973	$726	$86,912	$1,248,787

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2023:
Obligations of states and political subdivisions	$251,531	$1,173	$11,520	$241,184
U.S. Government sponsored entities' asset-backed securities	703,645	23	68,193	635,475
Collateralized loan obligations	443,112	31	4,857	438,286
Corporate debt securities	20,482	—	2,585	17,897
Total	$1,418,770	$1,227	$87,155	$1,332,842

Investment securities in an unrealized loss position at March 31, 2024, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$37,808	$276	$131,395	$13,476	$169,203	$13,752
U.S. Government sponsored entities' asset-backed securities	—	—	601,810	69,466	601,810	69,466
Collateralized loan obligations	34,873	25	254,721	1,339	289,594	1,364
Corporate debt securities	3,001	40	15,360	2,290	18,361	2,330
Total	$75,682	$341	$1,003,286	$86,571	$1,078,968	$86,912

 Investment securities in an unrealized loss position at December 31, 2023, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$46,685	$420	$103,993	$11,100	$150,678	$11,520
U.S. Government sponsored entities' asset-backed securities	—	—	634,261	68,193	634,261	68,193
Collateralized loan obligations	—	—	404,019	4,857	404,019	4,857
Corporate debt securities	9,530	702	8,367	1,883	17,897	2,585
Total	$56,215	$1,122	$1,150,640	$86,033	$1,206,855	$87,155

At March 31, 2024, Park’s debt securities portfolio consisted of $1.2 billion of securities, $1.1 billion of which were in an unrealized loss position with aggregate unrealized losses of $86.9 million. Of the $1.1 billion of securities in an unrealized loss position, $1.0 billion were in an unrealized loss position for 12 months or longer. Of the $86.9 million in unrealized losses, $69.5 million were related to Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at either March 31, 2024 or December 31, 2023. Additionally, for the three months ended March 31, 2024 and 2023, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at March 31, 2024, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of state and political subdivisions:
Due one through five years	$1,505	$1,503	3.15%
Due five through ten years	87,545	85,731	3.26%
Due over ten years	130,836	119,292	3.14%
Total (1)	$219,886	$206,526	3.19%

U.S. Government sponsored entities' asset-backed securities	$672,462	$603,009	1.83%

Collateralized loan obligations	$420,041	$418,997	7.23%

Corporate debt securities
Due one through five years	$2,834	$2,795	9.21%
Due five through ten years	19,750	17,460	4.10%
Total	$22,584	$20,255	4.74%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During the three-month period ended March 31, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities AFS during the three-month period ended March 31, 2023.

Investment securities having a fair value of $762.1 million and $602.0 million at March 31, 2024 and December 31, 2023, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at March 31, 2024 and December 31, 2023 were as follows:

(In thousands)	March 31, 2024	December 31, 2023
FHLB stock	$13,415	$17,754
FRB stock	14,653	14,653
Equity investments carried at fair value	2,092	2,089
Equity investments carried at modified cost (1)	15,921	15,921
Equity investments carried at NAV	44,879	45,885
Total other investment securities	$90,960	$96,302
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $871,000 have been recorded as a result of observable price changes. There were no adjustments recorded during the three months March 31, 2024 or March 31, 2023 as a result of observable price changes.

During the three months ended March 31, 2024, Park purchased 2,246 shares of FHLB stock with a book value of $225,000. No shares of FHLB stock were purchased during the three months ended March 31, 2023. During the three months ended March 31, 2024, the FHLB repurchased 45,630 shares of FHLB stock with a book value of $4.6 million. During the three months ended March 31, 2023, the FHLB repurchased 30,938 shares of FHLB stock with a book value of $3.1 million. No shares of FRB stock were purchased or sold during the three months ended March 31, 2024 or 2023.

During the three months ended March 31, 2024 and 2023, $3,000 and $(27,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Loss on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended March 31, 2024 and 2023, $(690,000) and $(378,000), respectively, of losses on equity investments carried at NAV were recorded within “Loss on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at March 31, 2024 and at December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,273,035	$1,292,025
PPP loans	1,800	2,116
Overdrafts	1,635	1,499
Commercial real estate (1)	1,900,968	1,875,993
Construction real estate:
Commercial	238,721	209,226
Retail	103,118	95,873
Residential real estate:
Commercial	617,002	609,410
Mortgage	1,251,340	1,239,861
HELOC	177,017	174,349
Installment	6,005	5,904
Consumer:
Consumer	1,923,867	1,943,869
Check loans	1,900	2,067
Leases	28,597	24,029
Total	$7,525,005	$7,476,221
Allowance for credit losses	(85,084)	(83,745)
Net loans	$7,439,921	$7,392,476
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.3 million at March 31, 2024, and of $19.8 million at December 31, 2023, which represented a net deferred income position at both dates. At March 31, 2024 and December 31, 2023, loans included purchase accounting adjustments of $1.5 million and $1.8 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.6 million and $1.5 million were reclassified to loans at March 31, 2024 and at December 31, 2023, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at March 31, 2024 and December 31, 2023.

	March 31, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$26,989	$—	$26,989
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	21,968	—	21,968
Construction real estate:
Commercial	1,949	—	1,949
Retail	148	251	399
Residential real estate:
Commercial	3,833	—	3,833
Mortgage	12,233	586	12,819
HELOC	784	26	810
Installment	17	—	17
Consumer:
Consumer	2,213	707	2,920
Check loans	—	—	—
Leases	55	—	55
Total loans	$70,189	$1,570	$71,759

	December 31, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$21,284	$14	$21,298
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,740	—	20,740
Construction real estate:
Commercial	504	—	504
Retail	—	26	26
Residential real estate:
Commercial	2,670	—	2,670
Mortgage	11,786	206	11,992
HELOC	815	—	815
Installment	16	—	16
Consumer
Consumer	2,371	613	2,984
Check loans	—	—	—
Leases	73	—	73
Total loans	$60,259	$859	$61,118

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at March 31, 2024 and December 31, 2023:

	March 31, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$15,492	$11,497	$5,000
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	21,078	890	35
Construction real estate:
Commercial	1,949	—	—
Retail	—	148	148
Residential real estate:
Commercial	3,833	—	—
Mortgage	—	12,233	126
HELOC	—	784	25
Installment	—	17	1
Consumer
Consumer	—	2,213	583
Check loans	—	—	—
Leases	55	—	—
Total loans	$42,407	$27,782	$5,918

	December 31, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,634	$12,650	$4,985
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,175	565	2
Construction real estate:
Commercial	504	—	—
Retail	—	—	—
Residential real estate:
Commercial	2,670	—	—
Mortgage	—	11,786	117
HELOC	—	815	25
Installment	—	16	—
Consumer
Consumer	—	2,371	672
Check loans	—	—	—
Leases	73	—	—
Total	$32,056	$28,203	$5,801

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at March 31, 2024 and at December 31, 2023:

	March 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,319	$9,867	$8,766	$26,952
Commercial real estate	22,968	512	—	23,480
Construction real estate:
Commercial	2,564	—	—	2,564
Residential real estate:
Commercial	4,062	—	—	4,062
Mortgage	83	—	—	83
Leases	—	55	—	55
Total loans	$37,996	$10,434	$8,766	$57,196

	December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,137	$9,377	$3,737	$21,251
Commercial real estate	22,096	514	—	22,610
Construction real estate:
Commercial	1,130	—	—	1,130
Residential real estate:
Commercial	2,910	—	—	2,910
Mortgage	76	—	—	76
Leases	—	73	—	73
Total loans	$34,349	$9,964	$3,737	$48,050

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month periods ended March 31, 2024 and 2023:

	Interest Income Recognized
(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Commercial, financial and agricultural:
Commercial, financial and agricultural	$264	$605
PPP loans	—	—
Overdrafts	—	—
Commercial real estate	255	160
Construction real estate:
Commercial	37	32
Retail	—	—
Residential real estate:
Commercial	48	26
Mortgage	70	49
HELOC	5	8
Installment	—	1
Consumer:
Consumer	31	19
Check loans	—	—
Leases	—	—
Total loans	$710	$900

The following tables present the aging of the amortized cost in past due loans at March 31, 2024 and at December 31, 2023 by class of loan:

	March 31, 2024
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$3,927	$11,334	$15,261	$1,257,774	$1,273,035
PPP loans	2	—	2	1,798	1,800
Overdrafts	—	—	—	1,635	1,635
Commercial real estate	125	1,559	1,684	1,899,284	1,900,968
Construction real estate:
Commercial	—	—	—	238,721	238,721
Retail	26	399	425	102,693	103,118
Residential real estate:
Commercial	12	219	231	616,771	617,002
Mortgage	7,847	6,025	13,872	1,237,468	1,251,340
HELOC	571	609	1,180	175,837	177,017
Installment	—	3	3	6,002	6,005
Consumer:
Consumer	7,510	1,079	8,589	1,915,278	1,923,867
Check loans	3	—	3	1,897	1,900
Leases	—	—	—	28,597	28,597
Total loans	$20,023	$21,227	$41,250	$7,483,755	$7,525,005
(1) Includes an aggregate of $1.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.5 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2023
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$522	$11,629	$12,151	$1,279,874	$1,292,025
PPP loans	9	—	9	2,107	2,116
Overdrafts	—	—	—	1,499	1,499
Commercial real estate	1,656	1,839	3,495	1,872,498	1,875,993
Construction real estate:
Commercial	—	205	205	209,021	209,226
Retail	554	26	580	95,293	95,873
Residential real estate:
Commercial	295	219	514	608,896	609,410
Mortgage	9,831	6,450	16,281	1,223,580	1,239,861
HELOC	788	611	1,399	172,950	174,349
Installment	52	—	52	5,852	5,904
Consumer
Consumer	8,974	1,183	10,157	1,933,712	1,943,869
Check loans	5	—	5	2,062	2,067
Leases	—	—	—	24,029	24,029
Total loans	$22,686	$22,162	$44,848	$7,431,373	$7,476,221
(1) Includes an aggregate of $0.9 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $39.0 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at March 31, 2024 and December 31, 2023 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at March 31, 2024 and at December 31, 2023 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the three months ended March 31, 2024 and for the year ended December 31, 2023.

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$47,722	$190,793	$139,203	$106,098	$86,410	$76,150	$583,652	$1,230,028
Special Mention	786	1,017	2,744	285	626	75	10,423	15,956
Substandard	48	350	456	1,096	2,085	668	9,615	14,318
Doubtful	—	—	441	35	1,810	7,964	2,483	12,733
Total	$48,556	$192,160	$142,844	$107,514	$90,931	$84,857	$606,173	$1,273,035
Current period gross charge-offs	$—	$—	$—	$5	$—	$—	$—	$5

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$—	$823	$977	$—	$—	$1,800
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$823	$977	$—	$—	$1,800
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$87,302	$274,310	$314,750	$323,474	$294,762	$530,032	$20,595	$1,845,225
Special Mention	1,088	2,005	3,494	6,515	6,435	12,721	—	32,258
Substandard	31	2,482	2,601	2,469	2,404	9,860	3,096	22,943
Doubtful	—	—	—	—	—	542	—	542
Total	$88,421	$278,797	$320,845	$332,458	$303,601	$553,155	$23,691	$1,900,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction real estate: Commercial
Risk rating
Pass	$25,878	$89,993	$83,543	$3,414	$18,075	$3,646	$10,936	$235,485
Special Mention	—	300	372	—	—	—	—	672
Substandard	—	615	1,899	50	—	—	—	2,564
Doubtful	—	—	—	—	—	—	—	—
Total	$25,878	$90,908	$85,814	$3,464	$18,075	$3,646	$10,936	$238,721
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$24,393	$127,964	$100,789	$101,026	$114,211	$114,599	$22,952	$605,934
Special Mention	149	364	519	1,900	2,162	1,876	90	7,060
Substandard	438	162	392	154	1,181	1,461	220	4,008
Doubtful	—	—	—	—	—	—	—	—
Total	$24,980	$128,490	$101,700	$103,080	$117,554	$117,936	$23,262	$617,002
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$10,916	$6,774	$3,916	$1,893	$1,629	$644	$—	$25,772
Special Mention	29	683	1,475	339	239	5	—	2,770
Substandard	—	—	—	—	—	55	—	55
Doubtful	—	—	—	—	—	—	—	—
Total	$10,945	$7,457	$5,391	$2,232	$1,868	$704	$—	$28,597
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$196,211	$689,834	$642,201	$536,728	$516,064	$725,071	$638,135	$3,944,244
Special Mention	2,052	4,369	8,604	9,039	9,462	14,677	10,513	58,716
Substandard	517	3,609	5,348	3,769	5,670	12,044	12,931	43,888
Doubtful	—	—	441	35	1,810	8,506	2,483	13,275
Total	$198,780	$697,812	$656,594	$549,571	$533,006	$760,298	$664,062	$4,060,123
Current period gross charge-offs	$—	$—	$—	$5	$—	$—	$—	$5
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

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the three months ended March 31, 2024 and for the year ended December 31, 2023. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,635	$—	$—	$—	$—	$—	$—	$1,635
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,635	$—	$—	$—	$—	$—	$—	$1,635
Current period gross charge-offs	$215	$—	$—	$—	$—	$—	$—	$215

Construction Real Estate: Retail
Performing	$4,442	$63,367	$17,289	$7,235	$4,094	$6,218	$74	$102,719
Nonperforming	—	148	—	251	—	—	—	399
Total	$4,442	$63,515	$17,289	$7,486	$4,094	$6,218	$74	$103,118
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$38,674	$206,167	$261,025	$209,948	$173,087	$349,620	$—	$1,238,521
Nonperforming	—	196	1,577	1,337	738	8,971	—	12,819
Total	$38,674	$206,363	$262,602	$211,285	$173,825	$358,591	$—	$1,251,340
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: HELOC
Performing	$—	$147	$427	$352	$63	$1,930	$173,288	$176,207
Nonperforming	—	20	—	—	—	614	176	810
Total	$—	$167	$427	$352	$63	$2,544	$173,464	$177,017
Current period gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Residential Real Estate: Installment
Performing	$422	$2,091	$156	$—	$—	$3,319	$—	$5,988
Nonperforming	—	—	—	—	2	15	—	17
Total	$422	$2,091	$156	$—	$2	$3,334	$—	$6,005
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$155,368	$594,174	$564,502	$288,467	$190,160	$126,692	$1,584	$1,920,947
Nonperforming	—	441	887	576	347	665	4	2,920
Total	$155,368	$594,615	$565,389	$289,043	$190,507	$127,357	$1,588	$1,923,867
Current period gross charge-offs	$—	$620	$1,107	$891	$246	$134	$2	$3,000

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,900	$1,900
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,900	$1,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$19	$19

Total Consumer Loans
Performing	$200,541	$865,946	$843,399	$506,002	$367,404	$487,779	$176,846	$3,447,917
Nonperforming	—	805	2,464	2,164	1,087	10,265	180	16,965
Total	$200,541	$866,751	$845,863	$508,166	$368,491	$498,044	$177,026	$3,464,882
Current period gross charge-offs	$215	$620	$1,107	$891	$246	$135	$21	$3,235

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,499	$—	$—	$—	$—	$—	$—	$1,499
Nonperforming	—	—	—	—	—	—	—	—
Total	1,499	$—	$—	$—	$—	$—	$—	$1,499
Current period gross charge-offs	$1,064	$—	$—	$—	$—	$—	$—	$1,064

Construction Real Estate: Retail
Performing	$52,904	$24,219	$7,709	$4,251	$3,604	$2,891	$269	$95,847
Nonperforming	—	—	—	26	—	—	—	26
Total	$52,904	$24,219	$7,709	$4,277	$3,604	$2,891	$269	$95,873
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$209,315	$259,076	$218,417	$177,518	$80,627	$282,916	$—	$1,227,869
Nonperforming	197	1,144	1,172	406	581	8,492	—	11,992
Total	$209,512	$260,220	$219,589	$177,924	$81,208	$291,408	$—	$1,239,861
Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$35

Residential Real Estate: HELOC
Performing	$99	$205	$379	$98	$221	$1,838	$170,694	$173,534
Nonperforming	—	—	—	—	32	603	180	815
Total	$99	$205	$379	$98	$253	$2,441	$170,874	$174,349
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Installment
Performing	$2,225	$162	$—	$3	$144	$3,354	$—	$5,888
Nonperforming	—	—	—	—	—	16	—	16
Total	$2,225	$162	$—	$3	$144	$3,370	$—	$5,904
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$627,985	$613,019	$319,161	$214,714	$81,446	$65,955	$18,605	$1,940,885
Nonperforming	395	891	654	435	216	389	4	2,984
Total	$628,380	$613,910	$319,815	$215,149	$81,662	$66,344	$18,609	$1,943,869
Current period gross charge-offs	$560	$3,517	$2,371	$763	$545	$480	$6	$8,242

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$51	$51

Total Consumer Loans
Performing	$894,027	$896,681	$545,666	$396,584	$166,042	$356,954	$191,635	$3,447,589
Nonperforming	592	2,035	1,826	867	829	9,500	184	15,833
Total	$894,619	$898,716	$547,492	$397,451	$166,871	$366,454	$191,819	$3,463,422
Current period gross charge-offs	$1,624	$3,517	$2,371	$763	$545	$524	$57	$9,401

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At March 31, 2024 and at December 31, 2023, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at March 31, 2024 and at December 31, 2023 was $2.5 million and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $544,000 and $534,000 at March 31, 2024 and at December 31, 2023, respectively.

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

The following tables present the amortized cost basis of loans at March 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$12,144	$2	$—	$—	$12,200	0.96%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	161	4,522	344	122	—	5,149	0.27%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	438	—	220	—	658	0.11%
Mortgage	—	—	48	—	—	—	48	—%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	57	—	—	—	57	0.95%
Consumer:
Consumer	—	—	—	8	—	—	8	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$215	$17,209	$354	$342	$—	$18,120	0.24%

	Three Months Ended March 31, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$3,104	$—	$—	$—	$3,104	0.25%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	—	—	—	—	—	—%
Construction real estate:
Commercial	—	—	988	—	—	—	988	0.57%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	163	—	—	—	163	0.03%
Mortgage	—	—	—	—	—	—	—	—%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	—	—	64	—	64	1.61%
Consumer:
Consumer	—	—	—	15	—	—	15	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$4,255	$15	$64	$—	$4,334	0.06%

At March 31, 2024 Park had commitments to lend $1.4 million related to to loans which were both experiencing financial difficulty and modified during the three months ended March 31, 2024.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.50)%	0.3	0.4
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.90)%	3.0	0.4
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.00)%	3.0	0.0
Mortgage	—	—%	7.8	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	7.8	0.0
Consumer:
Consumer	—	(7.54)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.68)%	1.2	0.4

	Three Months Ended March 31, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	0.3
PPP loans	—	—%	0.0
Overdrafts	—	—%	0.0
Commercial real estate	—	—%	0.0
Construction real estate:
Commercial	—	—%	0.2
Retail	—	—%	0.0
Residential real estate:
Commercial	—	—%	0.5
Mortgage	—	—%	0.0
HELOC	—	—%	0.0
Installment	—	(1.13)%	10.0
Consumer:
Consumer	—	(4.19)%	0.0
Check loans	—	—%	0.0
Leases	—	—%	0.0
Total	$—	(1.69)%	0.4

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. There were $3.5 million in loans modified to borrowers experiencing financial difficulty that had been modified during the twelve months ended March 31, 2024 that were 60-89 days past due as of March 31, 2024 in the Commercial, financial, and agricultural loan portfolio segment. There were $9,000 in loans modified to borrowers experiencing financial difficulty that had been modified during the previous twelve months that were 30-59 days past due as of March 31, 2024 in the Commercial, financial, and agricultural loan portfolio segment. All other loans modified to borrowers experiencing financial difficulty during the twelve months ended March 31, 2024 were less than 30 days past due as of March 31, 2024. There were no loans modified to borrowers experiencing financial difficulty that had been modified during the three months ended March 31, 2023 that were greater than 30 days past due as of March 31, 2023.

The following table presents the amortized cost basis of loans that had a payment default subsequent to modification during the three months ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Three Months Ended March 31, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$3,507	$—	$—	$9
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:		—	—	—
Commercial	—	—	—	—
Mortgage	—	—	—	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$3,526	$—	$—	$9

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

During the first quarter of 2023, Park adopted ASU 2022-02. This standard was adopted using a modified retrospective transition method on January 1, 2023, resulting in a $383,000 increase to the ACL. A cumulative effect adjustment resulting in a $303,000 decrease to retained earnings and an $80,000 increase to deferred tax assets was also recorded as a result of the adoption of ASU 2022-02 was also recorded as a result of the adoption of ASU 2022-02.

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
◦As of March 31, 2024, the "most likely" scenario forecasted Ohio unemployment between 4.31% and 4.79% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2024, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued elevated levels of inflation, volatile levels of consumer confidence, continued elevated interest rates, financial system stress and geopolitical conflict (including the conflicts between Russia and Ukraine and between Israel and Hamas) and stress in the commercial real estate sector, continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2024.

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

Qualitative adjustments amounted to $428,000 and $417,000 at March 31, 2024 and December 31, 2023, respectively.

ACL Activity
The activity in the ACL for the three-month periods ended March 31, 2024 and March 31, 2023 is summarized in the following tables:

	Three Months Ended March 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	220	—	—	1	3,019	—	3,240
Recoveries	171	22	914	82	1,210	—	2,399
Net charge-offs/(recoveries)	$49	$(22)	$(914)	$(81)	$1,809	$—	$841
(Recovery of) provision for credit losses	(476)	785	(399)	734	1,490	46	2,180
Ending balance	$14,971	$17,181	$5,742	$19,633	$27,394	$163	$85,084

	Three Months Ended March 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of Adoption of ASU 2022-02	222	181	—	(20)	—	—	383
Charge-offs	349	—	—	29	1,857	—	2,235
Recoveries	46	232	496	357	1,105	—	2,236
Net charge-offs/(recoveries)	$303	$(232)	$(496)	$(328)	$752	$—	$(1)
(Recovery of) provision for credit losses	(334)	(296)	(684)	750	784	(37)	183
Ending balance	$16,572	$17,946	$5,362	$17,889	$28,053	$124	$85,946

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2024 and at December 31, 2023, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2023 Form 10-K).

The composition of the ACL at March 31, 2024 and at December 31, 2023 was as follows:

	March 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,997	$35	$—	$—	$—	$—	$5,032
Collectively evaluated for impairment	9,974	17,146	5,742	19,633	27,394	163	80,052
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$14,971	$17,181	$5,742	$19,633	$27,394	$163	$85,084

Loan balance:
Loans individually evaluated for impairment	$26,937	$21,968	$1,949	$3,833	$—	$55	$54,742
Loans collectively evaluated for impairment	1,249,518	1,877,488	339,275	2,047,219	1,925,767	28,542	7,467,809
Accruing loans acquired with deteriorated credit quality	15	1,512	615	312	—	—	2,454
Total ending loan balance	$1,276,470	$1,900,968	$341,839	$2,051,364	$1,925,767	$28,597	$7,525,005

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	18.55%	0.16%	—%	—%	—%	—%	9.19%
Loans collectively evaluated for impairment	0.80%	0.91%	1.69%	0.96%	1.42%	0.57%	1.07%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.17%	0.90%	1.68%	0.96%	1.42%	0.57%	1.13%

	December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,980	$3	$—	$—	$—	$—	$4,983
Collectively evaluated for impairment	10,516	16,371	5,227	18,818	27,713	117	78,762
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745

Loan balance:
Loans individually evaluated for impairment	$21,228	$20,740	$504	$2,670	$—	$73	$45,215
Loans collectively evaluated for impairment	1,274,390	1,853,383	303,969	2,026,537	1,945,936	23,956	7,428,171
Accruing loans acquired with deteriorated credit quality	22	1,870	626	317	—	—	2,835
Total ending loan balance	$1,295,640	$1,875,993	$305,099	$2,029,524	$1,945,936	$24,029	$7,476,221

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	23.46%	0.01%	—%	—%	—%	—%	11.02%
Loans collectively evaluated for impairment	0.83%	0.88%	1.72%	0.93%	1.42%	0.49%	1.06%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.20%	0.87%	1.71%	0.93%	1.42%	0.49%	1.12%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2024 and at December 31, 2023, respectively, Park had $2.0 million and $3.2 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $2.0 million and $3.2 million at March 31, 2024 and at December 31, 2023, respectively. The gain expected upon sale was $33,000 and $53,000 at March 31, 2024 and at December 31, 2023, respectively. None of these loans were 90 days or more past due or on nonaccrual status at March 31, 2024 or at December 31, 2023.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month periods ended March 31, 2024 and 2023.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	327	327
March 31, 2023	$159,595	$5,648	$165,243

December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	320	320
March 31, 2024	$159,595	$4,332	$163,927

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2023, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at March 31, 2024 and at December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$10,124	$14,456	$9,804

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $320,000 and $327,000 for the three months ended March 31, 2024 and 2023, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2024 and the next four years follows:

(in thousands)	Total
Nine months ending December 31, 2024	$894
2025	1,042
2026	887
2027	754
2028	618

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Affordable housing tax credit investments	$60,565	$62,703
Unfunded commitments	24,674	28,768

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2024 through 2033.

Park recognized amortization expense of $2.1 million for both the three months ended March 31, 2024 and 2023, which were included within the provision for income taxes. Additionally, during the three months ended March 31, 2024 and 2023, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.6 million and $2.4 million, respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at March 31, 2024 and December 31, 2023 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2024	December 31, 2023
OREO:
Commercial real estate	$1,184	$983
Residential real estate	476	—
Construction real estate	14	—
Total OREO	$1,674	$983

Loans in process of foreclosure:
Residential real estate	$2,097	$1,957

In addition to real estate, Park may also repossess different types of collateral. At March 31, 2024 and December 31, 2023, Park had $1.2 million and $1.1 million, respectively, in other repossessed assets which are included in "Other assets" on the consolidated condensed balance sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.91 billion at March 31, 2024, $1.93 billion at December 31, 2023 and $2.02 billion at March 31, 2023. At March 31, 2024, $2.9 million of the sold mortgage loans were sold with recourse, compared to $2.9 million at December 31, 2023 and $3.2 million at March 31, 2023. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2024 and December 31, 2023, management had established reserves of $50,000 and $54,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Mortgage servicing rights:
Carrying amount, net, beginning of period	$14,656	$15,792
Additions	143	124
Amortization	(389)	(425)
Change in valuation allowance	25	14
Carrying amount, net, end of period	$14,435	$15,505

Valuation allowance:
Beginning of period	$94	$182
Change in valuation allowance	(25)	(14)
End of period	$69	$168

Servicing fees included in "Other service income" were $1.3 million for both the three months ended March 31, 2024 and 2023.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at March 31, 2024 were $15.8 million and $16.5 million, respectively. At December 31, 2023, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $16.6 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's consolidated condensed statements of income.

Other information related to operating leases for the three-month periods ended March 31, 2024 and 2023 follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Lease cost
Operating lease cost	$622	$732
Sublease income	(10)	(63)
Total lease cost	$612	$669

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$794	$923
ROU assets obtained in exchange for new operating lease liabilities	$547	$136
Reductions to ROU assets resulting from reductions to lease obligations	$(658)	$(777)

Park's operating leases had a weighted average remaining term of 10.0 years and 10.1 years at March 31, 2024 and at December 31, 2023, respectively. The weighted average discount rate of Park's operating leases was 3.6% and 3.5% at March 31, 2024 and at December 31, 2023, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2024
Nine months ending December 31, 2024	$1,759
2025	2,240
2026	2,177
2027	2,078
2028	2,092
Thereafter	9,806
Total undiscounted minimum lease payments	$20,152
Present value adjustment	(3,642)
Total lease liabilities	$16,510

In March 2024, the Company entered into a noncancellable operating lease for an additional retail office for an initial term of 88 months, with three five-year renewal options. This lease is expected to commence no later than the fourth quarter of 2024, and, therefore, was not recognized as of March 31, 2024. The fixed payments due on an undiscounted basis over the noncancellable 88-month period of the lease are $1.6 million. The Company will assess the lease renewal options as of the lease commencement date.

Note 13 – Repurchase Agreement Borrowings

Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in "Short-term borrowings" on the consolidated condensed balance sheets.

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the customer and are accounted for as secured borrowings. Park's repurchase agreements consist of customer accounts and securities which are pledged on an individual security basis.

At March 31, 2024 and at December 31, 2023, Park's repurchase agreement borrowings totaled $105.9 million and $108.2 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $143.5 million and $180.8 million at March 31, 2024 and at December 31, 2023, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At March 31, 2024 and at December 31, 2023, Park had $647.8 million and $847.5 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2024 and at December 31, 2023:

	March 31, 2024
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$105,859	$—	$—	$—	$105,859

	December 31, 2023
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$108,182	$—	$—	$—	$108,182

Note 14 - Derivatives

Park uses certain derivative financial instruments (or "derivatives") to meet the needs of Park's customers while managing the interest rate risk associated with certain transactions. Park does not use derivatives for speculative purposes. A summary of derivative financial instruments utilized by Park follows.

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $17.0 million and $18.2 million at March 31, 2024 and at December 31, 2023, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month periods ended March 31, 2024 and March 31, 2023. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive (loss) income". The amount included in "Accumulated other comprehensive loss, net of tax"

would be reclassified to net income should the hedges no longer be considered effective. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at March 31, 2024 and at December 31, 2023 follows:

	March 31, 2024	December 31, 2023
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$16,974	$18,199
Weighted average pay rates	4.480%	4.517%
Weighted average receive rates	4.480%	4.517%
Weighted average maturity (years)	6.1	6.5
Unrealized losses	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at March 31, 2024 and at December 31, 2023.

(In thousands)	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	16,974	1,241	18,199	1,069
Total included in "Other assets"	$16,974	$1,241	$18,199	$1,069

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$16,974	$(1,241)	$18,199	$(1,069)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$16,974	$(1,241)	$18,199	$(1,069)

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

At March 31, 2024 and at December 31, 2023, Park had $7.3 million and $4.0 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $158,000 and $87,000 at March 31, 2024 and at December 31, 2023, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both March 31, 2024 and December 31, 2023, the fair value of the swap agreement liability of $123,000 represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month periods ended March 31, 2024 and 2023:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized losses on debt securities AFS	Total
Beginning balance at January 1, 2024	$1,692	$(67,883)	$(66,191)
Other comprehensive loss before reclassifications	—	(518)	(518)
Amounts reclassified from accumulated other comprehensive loss	—	314	314
Net current period other comprehensive loss	—	(204)	(204)
Ending balance at March 31, 2024	$1,692	$(68,087)	$(66,395)

Beginning balance at January 1, 2023	$(6,680)	$(95,714)	$(102,394)
Other comprehensive income before reclassifications	—	12,361	12,361
Net current period other comprehensive income	—	12,361	12,361
Ending balance at March 31, 2023	$(6,680)	$(83,353)	$(90,033)
During the three-months ended March 31, 2024, there was $398,000 ($314,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the sale of debt securities. This loss was recorded within "Loss on the sale of debt securities, net" on the consolidated condensed statements of income. During the three-month period ended March 31, 2023, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In thousands, except common share and per common share data)	2024	2023
Numerator:
Net income	$35,204	$33,733
Denominator:
Weighted-average common shares outstanding	16,116,842	16,242,353
Effect of dilutive PBRSUs and TBRSUs	74,223	82,470
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,191,065	16,324,823
Earnings per common share:
Basic earnings per common share	$2.18	$2.08
Diluted earnings per common share	$2.17	$2.07

Park awarded 59,165 PBRSUs and 54,698 PBRSUs to certain employees during the three months ended March 31, 2024 and 2023, respectively.

Park repurchased an aggregate 124,000 common shares during the three months ended March 31, 2023, to fund the PBRSUs, the TBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months ended March 31, 2024.

Note 17 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2024, 240,835 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2024, 60,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the three months ended March 31, 2024 and 2023, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 59,165 common shares and 54,698 common shares, respectively, to certain employees of Park and its subsidiaries.

At March 31, 2024, Park reported 191,120 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the three months ended March 31, 2024 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2024	186,936
Granted	59,165
Vested	(54,981)
Forfeited	—
Adjustment for performance conditions of PBRSUs (1)	—
Nonvested at March 31, 2024 (2)	191,120
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of March 31, 2024, an aggregate of 184,709 PBRSUs were expected to vest.

A summary of awards vested during the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
	2024	2023
PBRSUs vested	54,981	56,465
Common shares withheld to satisfy employee income tax withholding obligations	21,937	21,981
Net common shares issued	33,044	34,484

Share-based compensation expense of $2.0 million and $2.3 million was recognized for the three-month periods ended March 31, 2024 and 2023, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at March 31, 2024:

(In thousands)
Nine months ending December 31, 2024	$4,495
2025	4,828
2026	3,155
2027	1,317
2028	212
Total	$14,007

Note 18 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month periods ended March 31, 2024 or 2023. Additionally, no contributions are expected to be made during the remainder of 2024.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2024	2023
Service cost	$1,750	$1,559	Employee benefits
Interest cost	1,719	1,631	Other components of net periodic pension benefit income
Expected return on plan assets	(3,935)	(3,536)	Other components of net periodic pension benefit income
Recognized prior service cost	12	12	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(454)	$(334)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2024	2023
Service cost	$216	$234	Employee benefits
Interest cost	155	176	Miscellaneous expense
Total SERP expense	$371	$410

Note 19 – Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2024
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$206,526	$—	$206,526
U.S. Government sponsored entities’ asset-backed securities	—	603,009	—	603,009
Collateralized loan obligations	—	418,997	—	418,997
Corporate debt securities	—	13,883	6,372	20,255
Equity securities	1,597	—	495	2,092
Mortgage loans held for sale	—	2,037	—	2,037
Mortgage IRLCs	—	158	—	158
Loan interest rate swaps	—	1,241	—	1,241

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,241	—	1,241

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$241,184	$—	$241,184
U.S. Government sponsored entities’ asset-backed securities	—	635,475	—	635,475
Collateralized loan obligations	—	438,286	—	438,286
Corporate debt securities	—	11,548	6,349	17,897
Equity securities	1,616	—	473	2,089
Mortgage loans held for sale	—	3,235	—	3,235
Mortgage IRLCs	—	87	—	87
Loan interest rate swaps	—	1,069	—	1,069

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,069	—	1,069

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month periods ended March 31, 2024 and 2023, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2024 and 2023
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2024	$6,349	$473	$(123)
Transfer into (out of) level 3	—	—	—
Total gains
Included in other income	—	22	—
Included in other comprehensive income	23	—	—
Purchases, sales, issuances and settlements, other, net	—	—	—
Balance at March 31, 2024	$6,372	$495	$(123)

Balance at January 1, 2023	$7,000	$439	$(243)
Transfer into level 3	622	—	—
Total gains / (losses)
Included in other income	—	10	—
Included in other comprehensive income	(767)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	122
Balance at March 31, 2023	$6,855	$449	$(121)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis as described below:

Individually evaluated collateral dependent loans: When a loan is individually evaluated, it is valued at the lower of cost or fair value. Collateral dependent loans which are individually evaluated and carried at fair value have been partially charged off or receive allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the customer and the customer’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, valuations for all collateral dependent loans are updated annually, either through independent valuations by a licensed appraiser or a VOV performed by an internal licensed appraiser, in accordance with Company policy. A VOV can only be used in select circumstances and verifies that the original appraised value has not deteriorated through property inspection, consideration of market conditions, and performance of all valuation methods utilized in a prior valuation.

Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans.

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

Appraisals for both individually evaluated collateral dependent loans and OREO are performed by licensed appraisers. Appraisals are generally obtained to support the fair value of collateral. In general, there are three types of appraisals received by the Company: real estate appraisals, income approach appraisals, and lot development loan appraisals. These are discussed below:

•Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties. Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property. Management generally applies a 15% discount to real estate appraised values which management expects will cover all disposition costs (including selling costs). This 15% discount is based on historical discounts to appraised values on sold OREO.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At March 31, 2024 and December 31, 2023, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at March 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,641	$1,641
Residential real estate	—	—	176	176
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$1,817	$1,817

MSRs	$—	$950	$—	$950
OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,315	$2,315
Residential real estate	—	—	182	182
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,497	$2,497

MSRs	$—	$866	$—	$866

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

The following table provides additional detail on those individually evaluated loans which are recorded at fair value as well as the remaining individually evaluated loan portfolio not included above. The remaining individually evaluated loans consist of 1) loans which are not collateral dependent, 2) loans which are not secured by real estate, and 3) loans carried at cost as the fair value of the underlying collateral or the present value of expected future cash flows on each of the loans exceeded the book value for each respective credit.

	March 31, 2024
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$1,852	$2,048	$35	$1,817
Remaining individually evaluated loans	52,890	263	4,997	47,893
Total individually evaluated loans	$54,742	$2,311	$5,032	$49,710

	December 31, 2023
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$2,499	$2,048	$2	$2,497
Remaining individually evaluated loans	42,716	301	4,981	37,735
Total individually evaluated loans	$45,215	$2,349	$4,983	$40,232

The expense from credit adjustments related to individually evaluated loans carried at fair value was $35,000 and $107,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

MSRs totaled $14.4 million at March 31, 2024. Of this $14.4 million MSR carrying balance, $1.0 million was recorded at fair value and included a valuation allowance of $0.1 million. The remaining $13.4 million was recorded at cost, as the fair value exceeded cost at March 31, 2024. At December 31, 2023, MSRs totaled $14.7 million. Of this $14.7 million MSR carrying balance, $0.9 million was recorded at fair value and included a valuation allowance of $0.1 million. The remaining $13.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2023. The income related to MSRs carried at fair value during the three-month periods ended March 31, 2024 and 2023 was $25,000 and $14,000, respectively.

Total OREO held by Park at March 31, 2024 and December 31, 2023 was $1.7 million and $1.0 million, respectively. At both March 31, 2024 and December 31, 2023 there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. There was no net (expense) income related to OREO fair value adjustments for the three months ended March 31, 2024. The net income related to OREO fair value adjustments was $15,000 for the three months ended March 31, 2023.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

March 31, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$1,641	Sales comparison approach	Adj to comparables	2.6% - 52.0% (22.7%)
		Income approach	Capitalization rate	7.5% - 9.5% (9.0%)

Residential real estate	$176	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.5%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% 5.0%
		Cost approach	Accumulated depreciation	50.0% 50.0%

December 31, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,315	Sales comparison approach	Adj to comparables	0.2% - 89.0% (21.2%)
		Income approach	Capitalization rate	7.5% - 9.5% (8.9%)

Residential real estate	$182	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.6%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At March 31, 2024 and at December 31, 2023, Park had Partnership Investments with a NAV of $27.0 million and $27.5 million, respectively. At March 31, 2024 and at December 31, 2023, Park had $17.9 million and $18.4 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2024 and 2023, Park recognized expense of $690,000 and $378,000, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at March 31, 2024 and at December 31, 2023, was as follows:

	March 31, 2024
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$306,081	$306,081	$—	$—	$306,081
Investment securities (1)	1,248,787	—	1,242,415	6,372	1,248,787
Other investment securities (2)	2,092	1,597	—	495	2,092

Mortgage loans held for sale	2,037	—	2,037	—	2,037
Mortgage IRLCs	158	—	158	—	158
Individually evaluated loans carried at fair value	1,817	—	—	1,817	1,817
Other loans, net	7,435,909	—	—	7,260,568	7,260,568
Loans receivable, net	$7,439,921	$—	$2,195	$7,262,385	$7,264,580

Financial liabilities:
Time deposits	$663,859	$—	$664,032	$—	$664,032
Brokered deposits and Bid Ohio CDs	180,332	—	180,241	—	180,241
Other	2,461	2,461	—	—	2,461
Deposits (excluding demand deposits)	$846,652	$2,461	$844,273	$—	$846,734

Short-term borrowings	$105,859	$—	$105,859	$—	$105,859
Subordinated notes	189,271	—	180,947	—	180,947

Derivative financial instruments - assets:
Loan interest rate swaps	$1,241	$—	$1,241	$—	$1,241

Derivative financial instruments - liabilities:
Fair value swap	$123	$—	$—	$123	$123
Loan interest rate swaps	1,241	—	1,241	—	1,241
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2023
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$218,268	$218,268	$—	$—	$218,268
Investment securities (1)	1,332,842	—	1,326,493	6,349	1,332,842
Other investment securities (2)	2,089	1,616	—	473	2,089

Mortgage loans held for sale	3,235	—	3,235	—	3,235
Mortgage IRLCs	87	—	87	—	87
Individually evaluated loans carried at fair value	2,497	—	—	2,497	2,497
Other loans, net	7,386,657	—	—	7,200,851	7,200,851
Loans receivable, net	$7,392,476	$—	$3,322	$7,203,348	$7,206,670

Financial liabilities:
Time deposits	$641,615	$—	$641,180	—	$641,180
Brokered deposits and Bid Ohio CDs	164,985		165,059		165,059
Other	1,261	1,261	—	—	1,261
Deposits (excluding demand deposits)	$807,861	$1,261	$806,239	$—	$807,500

Short-term borrowings	$328,182	$—	$328,182	$—	$328,182
Subordinated notes	189,147	—	172,059	—	172,059

Derivative financial instruments - assets:
Loan interest rate swaps	$1,069	$—	$1,069	$—	$1,069

Derivative financial instruments - liabilities:
Fair value swap	$123	$—	$—	$123	$123
Loan interest rate swaps	1,069	—	1,069	—	1,069
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 20 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the consolidated condensed statements of income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the three-month periods ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
Revenue by Operating Segment (in thousands)	2024	2023
Income from fiduciary activities
Personal trust and agency accounts	$2,954	$2,504
Employee benefit and retirement-related accounts	2,651	2,472
Investment management and investment advisory agency accounts	3,800	3,162
Other	619	477
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	792	1,061
Demand deposit account (DDA) charges	1,208	1,038
Other	106	142
Other service income (1)
Credit card	611	683
HELOC	82	89
Installment	20	49
Real estate	1,497	1,455
Commercial	314	421
Debit card fee income	6,243	6,457
Bank owned life insurance income (2)	2,629	1,185
ATM fees	496	533
Gain (loss) on sale of OREO, net	121	(9)
Loss on the sale of debt securities, net (2)	(398)	—
Loss on equity securities, net (2)	(687)	(405)
Other components of net periodic pension benefit income (2)	2,204	1,893
Miscellaneous (3)	938	1,180
Total other income	$26,200	$24,387
(1) "Other Service Income" totaled $2.5 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. Of this aggregate revenue approximately $1.2 million and $1.4 million was within the scope of ASC 606, with the remaining $1.3 million, in each period presented, consisting primarily of certain residential real estate loan fees which were out of scope.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, and miscellaneous bank fees totaling $0.9 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, all of which were within the scope of ASC 606.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations, estimates, or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.

Risks and uncertainties that could cause actual results to differ materially include, without limitation:

•Park's ability to execute our business plan successfully and within the expected timeframe as well as our ability to manage strategic initiatives;
•current and future economic and financial market conditions, either nationally or in the states in which Park does business, that may reflect deterioration in business and economic conditions, including the effects of higher unemployment rates or labor shortages, the impact of persistent inflation, the impact of continued elevated interest rates, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the impact of the Russia-Ukraine conflict and associated sanctions and export controls as well as the Israel-Hamas conflict), and any slowdown in global economic growth, any of which may result in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' inability to meet credit and other obligations and the possible impairment of collectability of loans;
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

•uncertainty regarding the nature, timing, cost and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;
•Park's ability to meet heightened supervisory requirements and expectations;
•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, may adversely affect Park's reported financial condition or results of operations;
•Park's assumptions and estimates used in applying critical accounting estimates and modeling which may prove unreliable, inaccurate or not predictive of actual results;
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
•operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Park is highly dependent;
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
•unexpected outflows of deposits which may require Park to sell assets at a loss; and
•other risk factors included in the current and periodic reports filed by Park with the SEC from time to time.

Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Any forward looking statement in this Form 10-Q are based on current information as of the date of this Form 10-Q, and Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances whether as a result of new information, future developments or otherwise, or reflect the occurrence of unanticipated events, except to the extent required by law.

Non-U.S. GAAP Financial Measures

This Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") contains non-U.S. GAAP financial measures where management believes them to be helpful in understanding Park’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measures, as well as the reconciliation from the comparable U.S. GAAP financial measures, can be found herein.

Items Impacting Comparability of Period Results
From time to time, revenue, expenses and/or taxes are impacted by items judged by management of Park to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their impact is believed by management of Park at that time to be infrequent or short-term in nature. Most often, these items impacting comparability of period results are due to merger and acquisition activities and revenue and expenses related to former Vision Bank loan relationships. In other cases, they may result from management's decisions associated with significant corporate actions outside of the ordinary course of business.

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for credit losses (aside from those related to former Vision Bank loan relationships), (losses) gains on equity securities, net, and asset valuation adjustments, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Non-U.S. GAAP Financial Measures
Park's management uses certain non-U.S. GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets and pre-tax, pre-provision net income.

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended and at March 31, 2024 and March 31, 2023. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

Management believes that the disclosure of the annualized return on average tangible equity, the annualized return on average tangible assets and pre-provision net income presents additional information to the reader of the condensed consolidated financial statements, which, when read in conjunction with the condensed consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of average tangible equity from average shareholders' equity, average tangible assets from average assets and pre-tax, pre-provision net income from net income solely for the purpose of complying with SEC Regulation G and not as an indication that the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income are substitutes for the annualized return on average equity, the annualized return on average assets and net income, respectively, as determined in accordance with U.S. GAAP.

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

Critical Accounting Estimates

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

One of the significant judgments impacting the ACL is the economic forecasts for Ohio unemployment, Ohio GDP, and Ohio HPI. These economic forecasts inform the regression model used to calculate cash flows during the reasonable and supportable forecast period. Additionally, multiple economic forecast scenarios are weighted to arrive at the quantitative reserve. Changes in the economic forecast or weighting could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At March 31, 2024, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) tensions with China and Taiwan increase, China briefly interrupts trade through the Taiwan Strait, the Russian invasion lasts longer than expected, and the Hamas-Israel conflict will lead to a wider conflict; (2) the FRB keeps the fed funds rate at the terminal range of 5.25-5.50% through the second quarter of 2024 and, as a downturn persists, the FRB begins to lower rates; (3) Europe goes into a recession. Populism in Europe rises, raising uncertainties about the longevity of the Euro and causes financial stress to highly indebted nations; (4) risk of an extended government shutdown increases, causing consumer and business confidence to fall; (5) concerns about bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; (6) a recession occurs in the second quarter of 2024 and lasts through the fourth quarter of 2024 resulting in real GDP declining by 2.6%, unemployment rates rising to a peak of 7.7% in the second quarter of 2025, and the stock market falling 37% from the second quarter of 2024 to the fourth quarter of 2024. The adverse scenario also forecasts Ohio unemployment for the next twelve months to range from 6.4% to 9.0%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $24.2 million as of March 31, 2024 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $24.2 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the "Credit Metrics and Provision for Credit Losses" section of this MD&A for additional discussion.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2024 and 2023

Summary Discussion of Results

Net income for the three months ended March 31, 2024 was $35.2 million, compared to $33.7 million for the first quarter of 2023. Pre-tax, pre-provision net income (non-U.S. GAAP) for the three months ended March 31, 2024 was $44.6 million, compared to $40.1 million for the first quarter of 2023. Diluted earnings per common share were $2.17 for the first quarter of 2024, compared to $2.07 for the first quarter of 2023. Weighted average diluted common shares outstanding were 16,191,065 for the first quarter of 2024, compared to 16,324,823 weighted average diluted common shares outstanding for the first quarter of 2023.

The following discussion provides additional information regarding Park.

Park National Corporation (Park)

The following table reflects the net income for the first quarters (the three months ended March 31) of 2024 and 2023, and for the years ended December 31, 2023 and 2022.

(In thousands)	Q1 2024	Q1 2023	2023	2022
Net interest income	$95,623	$92,198	$373,113	$347,059
Provision for credit losses	2,180	183	2,904	4,557
Other income	26,200	24,387	92,634	135,935
Other expense	77,228	76,503	309,239	297,978
Income before income taxes	$42,415	$39,899	$153,604	$180,459
Income tax expense	7,211	6,166	26,870	32,108
Net income	$35,204	$33,733	$126,734	$148,351

Net interest income of $95.6 million for the three months ended March 31, 2024 represented a $3.4 million, or 3.7%, increase compared to $92.2 million for the three months ended March 31, 2023. The increase was a result of a $15.7 million increase in interest income, partially offset by a $12.3 million increase in interest expense.

The $15.7 million increase in interest income was due to a $19.6 million increase in interest income on loans partially offset by a $3.9 million decrease in investment income. The $19.6 million increase in interest income on loans was primarily the result of a $383.4 million (or 5.40%) increase in average loans, from $7.10 billion for the three months ended March 31, 2023 to $7.48 billion for the three months ended March 31, 2024, as well as an increase in the yield on loans, which increased 75 basis points to 5.99% for the three months ended March 31, 2024, compared to 5.24% for the three months ended March 31, 2023. The $3.9 million decrease in investment income was primarily the result of a decrease in average investments, including money market investments, from $2.17 billion for the three months ended March 31, 2023 to $1.57 billion for the three months ended March 31, 2024. The decrease in average investments was partially offset by an increase in the yield on investments, including money market investments, which increased 31 basis points to 4.06% for the three months ended March 31, 2024, compared to 3.75% for the three months ended March 31, 2023.

The $12.3 million increase in interest expense was due to a $11.6 million increase in interest expense on deposits, as well as a $0.7 million increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $167.4 million (or 3.06%) increase in average on-balance sheet interest bearing deposits from $5.48 billion for the three months ended March 31, 2023, to $5.64 billion for the three months ended March 31, 2024, as well as an increase in the cost of deposits of 79 basis points, from 1.15% for the three months ended March 31, 2023 to 1.94% for the three months ended March 31, 2024. The increase in on-balance sheet interest bearing deposits was due to an increase in brokered deposits, bid CD deposits, time deposits and transaction accounts, which was partially offset by decreases in savings accounts. During the three months ended March 31, 2024 and 2023, Park continued to participate in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet.

The provision for credit losses of $2.2 million for the three months ended March 31, 2024 represented an increase of $2.0 million, compared to $183,000 for the three months ended March 31, 2023. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

The table below reflects Park's total other income for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	2024	2023	$ change	% change
Other income:
Income from fiduciary activities	$10,024	$8,615	$1,409	16.4%
Service charges on deposit accounts	2,106	2,241	(135)	(6.0)%
Other service income	2,524	2,697	(173)	(6.4)%
Debit card fee income	6,243	6,457	(214)	(3.3)%
Bank owned life insurance income	2,629	1,185	1,444	N.M.
ATM fees	496	533	(37)	(6.9)%
Gain (loss) on the sale of OREO, net	121	(9)	130	N.M.
Loss on sale of debt securities, net	(398)	—	(398)	N.M.
Loss on equity securities, net	(687)	(405)	(282)	N.M.
Other components of net periodic benefit income	2,204	1,893	311	16.4%
Miscellaneous	938	1,180	(242)	(20.5)%
Total other income	$26,200	$24,387	$1,813	7.4%

Other income of $26.2 million for the three months ended March 31, 2024 represented an increase of $1.8 million, or 7.4%, compared to $24.4 million for the three months ended March 31, 2023. The $1.4 million increase in income from fiduciary activity was largely due to an increase in the market value of assets under management. The $1.4 million increase in bank owned life insurance income was primarily related to death benefits received during the three months ended March 31, 2024. The change in loss on sale of debt securities, net was due to net losses on the sale of debt securities of $398,000 recorded during the three months ended March 31, 2024. No loss on sale of debt securities, net was recorded during the three months ended March 31, 2023. The $282,000 change in loss on equity securities, net, was due to fair value adjustments on equity securities. The $311,000 increase in other components of net periodic benefit income was largely due to an increase in the expected return on plan assets, and was partially offset by an increase in interest cost.

The table below reflects Park's total other expense for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	2024	2023	$ change	% change
Other expense:
Salaries	$35,733	$34,871	$862	2.5%
Employee benefits	11,560	10,816	744	6.9%
Occupancy expense	3,181	3,353	(172)	(5.1)%
Furniture and equipment expense	2,583	3,246	(663)	(20.4)%
Data processing fees	8,808	8,750	58	0.7%
Professional fees and services	6,817	7,221	(404)	(5.6)%
Marketing	1,741	1,319	422	32.0%
Insurance	1,718	1,814	(96)	(5.3)%
Communication	1,036	1,037	(1)	(0.1)%
State tax expense	1,110	1,278	(168)	(13.1)%
Amortization of intangible assets	320	327	(7)	(2.1)%
Miscellaneous	2,621	2,471	150	6.1%
Total other expense	$77,228	$76,503	$725	0.9%

Total other expense of $77.2 million for the three months ended March 31, 2024 represented an increase of $725,000, or 0.9%, compared to $76.5 million for the three months ended March 31, 2023. The increase in salaries expense was primarily related to increases in base salary expense, partially offset by decreases in share-based compensation expense, additional compensation expense and officer incentive compensation expense. The increase in employee benefits expense was primarily related to increases in group insurance expense and retirement benefit expense. The decrease in furniture and equipment expense was primarily due to decreases in depreciation expense and maintenance and repairs expense. The decrease in professional fees and services expense was primarily due to decreases in legal expenses and other fees expense, partially offset by increases in credit services expense.

The table below provides certain balance sheet information and financial ratios for Park as of or for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	% change from 12/31/23	% change from 3/31/23
Loans	7,525,005	7,476,221	7,093,857	0.65%	6.08%
Allowance for credit losses	85,084	83,745	85,946	1.60%	(1.00)%
Net loans	7,439,921	7,392,476	7,007,911	0.64%	6.16%
Investment securities	1,339,747	1,429,144	1,800,410	(6.26)%	(25.59)%
Total assets	9,881,077	9,836,453	9,856,981	0.45%	0.24%
Total deposits	8,306,032	8,042,566	8,294,444	3.28%	0.14%
Average assets (1)	9,863,378	9,957,554	10,058,880	(0.95)%	(1.94)%
Efficiency ratio (2)	63.07%	65.87%	65.10%	(4.25)%	(3.12)%
Return on average assets (3)	1.44%	1.27%	1.36%	13.39%	5.88%
(1) Average assets for the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $616,000 and $926,000 for the three months ended March 31, 2024 and 2023 and $3.7 million for the year ended December 31, 2023.
(3) Annualized for the three months ended March 31, 2024 and 2023.

Loans

Loans outstanding at March 31, 2024 were $7.53 billion, compared to (i) $7.48 billion at December 31, 2023, an increase of $48.8 million, and (ii) $7.09 billion at March 31, 2023, an increase of $431.1 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	$ change from 12/31/23	% change from 12/31/23	$ change from 3/31/23	% change from 3/31/23
Home equity	$177,094	$174,621	$164,736	$2,473	1.4%	$12,358	7.5%
Installment	1,947,215	1,950,304	1,914,921	(3,089)	(0.2)%	32,294	1.7%
Real estate	1,359,193	1,340,169	1,210,045	19,024	1.4%	149,148	12.3%
Commercial	4,038,327	4,007,941	3,803,948	30,386	0.8%	234,379	6.2%
Other	3,176	3,186	207	(10)	(0.3)%	2,969	N.M.
Total loans	$7,525,005	$7,476,221	$7,093,857	$48,784	0.7%	$431,148	6.1%

Park's allowance for credit losses was $85.1 million at March 31, 2024, compared to $83.7 million at December 31, 2023, an increase of $1.3 million, or 1.6%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at March 31, 2024 were $8.31 billion, compared to (i) $8.04 billion at December 31, 2023, an increase of $263.5 million and (ii) $8.29 billion at March 31, 2023, an increase of $11.6 million. During the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, Park participated in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet, as deposits increased significantly throughout the COVID-19 pandemic. At March 31, 2024, December 31, 2023 and March 31, 2023, Park had $2.3 million, $1.2 million and $164.6 million, respectively, in deposits which were off-balance sheet. Total deposits would have increased $264.6 million, or 3.3%, compared to December 31, 2023 and would have decreased $150.7 million, or 1.8%, had the $2.3 million, $1.2 million and $164.6 million in deposits remained on the balance sheet at the respective dates.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	$ change from 12/31/23	% change from 12/31/23	$ change from 3/31/23	% change from 3/31/23
Non-interest bearing deposits	$2,587,152	$2,628,234	$2,922,242	$(41,082)	(1.6)%	$(335,090)	(11.5)%
Transaction accounts	2,270,677	2,064,512	2,170,814	206,165	10.0%	99,863	4.6%
Savings	2,604,012	2,543,220	2,669,537	60,792	2.4%	(65,525)	(2.5)%
Certificates of deposit	663,859	641,615	531,851	22,244	3.5%	132,008	24.8%
Brokered and bid cd deposits	180,332	164,985	—	15,347	9.3%	180,332	N.M.
Total deposits	$8,306,032	$8,042,566	$8,294,444	$263,466	3.3%	$11,588	0.1%
Off balance sheet deposits	2,279	1,185	164,600	1,094	92.3%	(162,321)	(98.6)%
Total deposits including off balance sheet deposits	$8,308,311	$8,043,751	$8,459,044	$264,560	3.3%	$(150,733)	(1.8)%

Park's deposits grew during the COVID-19 pandemic and have declined toward pre-pandemic levels throughout 2022 and 2023. As previously noted, in order to manage the impact of this growth on its balance sheet, Park has utilized a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. The balance of deposits transferred off balance sheet has declined as deposit balances have declined toward pre-pandemic levels.

The table below breaks out the change in deposit balances, by deposit type, for Park.

(Dollars in thousands)	March 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Retail deposits	$4,027,777	$4,080,372	$4,388,394	$4,416,228	$4,025,852	$3,748,039
Commercial deposits	4,097,923	3,797,209	3,846,321	3,488,300	3,535,578	3,233,269
Brokered and bid CD deposits	180,332	164,985	—	—	10,928	71,304
Total deposits	$8,306,032	$8,042,566	$8,234,715	$7,904,528	$7,572,358	$7,052,612
Off balance sheet deposits	2,279	1,185	195,937	983,053	710,101	—
Total deposits including off balance sheet deposits	$8,308,311	$8,043,751	$8,430,652	$8,887,581	$8,282,459	$7,052,612
$ change from prior period end	$264,560	$(386,901)	$(456,929)	$605,122	$1,229,847
% change from prior period end	3.3%	(4.6)%	(5.1)%	7.3%	17.4%

During the three months ended March 31, 2024, total deposits including off balance sheet deposits increased by $264.6 million, or 3.3%. This increase consisted of a $300.7 million increase in total commercial deposits, a $15.3 million increase in brokered and bid CD deposits and a $1.1 million increase in off balance sheet deposits, partially offset by a $52.6 million decrease in total retail deposits. The majority of off balance sheet deposits are commercial and thus impact the increase in commercial deposits as the deposits are moved back onto the balance sheet.

The table below breaks out the change in deposit balance, by deposit type, for March 31, 2024 compared to March 31, 2023.

(Dollars in thousands)	March 31, 2024	March 31, 2023	$ change from 3/31/23	% change from 3/31/23
Retail deposits	$4,027,777	$4,263,947	$(236,170)	(5.5)%
Commercial deposits	4,097,923	4,030,497	67,426	1.7%
Brokered and bid CD deposits	180,332	—	180,332	N.M.
Total deposits	$8,306,032	$8,294,444	$11,588	0.1%
Off balance sheet deposits	2,279	164,600	(162,321)	(98.6)%
Total deposits including off balance sheet deposits	$8,308,311	$8,459,044	$(150,733)	(1.8)%

At March 31, 2024, total deposits including off balance sheet deposits decreased by $150.7 million, or 1.8%, to $8.31 billion compared to $8.46 billion at March 31, 2023. This decrease consisted of a $236.2 million decrease in total retail deposits and a $162.3 million decrease in off balance sheet deposits, partially offset by a $180.3 million increase in brokered and bid CD deposits and a $67.4 million increase in total commercial deposits. The majority of off balance sheet deposits are commercial and thus impact the increase in commercial deposits as the deposits are moved back onto the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. The following table details the change in public fund deposits.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Total public fund deposits	$1,603,490	$1,213,418	$1,518,319	$1,335,400	$1,548,217	$1,406,101	$1,293,090
$ change from prior period end	$390,072	$(304,901)	$182,919	$(212,817)	$142,116	$113,011
% change from prior period end	32.1%	(20.1)%	13.7%	(13.7)%	10.1%	8.7%

As of March 31, 2024, Park had approximately $1.4 billion of uninsured deposits, which was 16.8% of total deposits. Uninsured deposits of $1.4 billion included $410.0 million of deposits that were over $250,000 but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2024 and 2023

Net interest income increased by $3.4 million, or 3.7%, to $95.6 million for the first quarter of 2024, compared to $92.2 million for the first quarter of 2023. See the discussion under the table below.

	Three months ended March 31, 2024			Three months ended March 31, 2023
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,482,650	$111,452	5.99%	$7,099,240	$91,766	5.24%
Taxable investments	1,186,510	11,899	4.03%	1,452,398	12,979	3.62%
Tax-exempt investments (2)	223,533	1,785	3.21%	422,832	3,686	3.54%
Money market instruments	155,511	2,120	5.48%	292,948	3,396	4.70%
Interest earning assets	$9,048,204	$127,256	5.66%	$9,267,418	$111,827	4.89%

Interest bearing deposits	$5,644,088	$27,193	1.94%	$5,476,661	$15,559	1.15%
Short-term borrowings	172,493	1,464	3.41%	204,471	824	1.64%
Long-term debt	189,210	2,360	5.02%	188,727	2,320	4.99%
Interest bearing liabilities	$6,005,791	$31,017	2.08%	$5,869,859	$18,703	1.29%
Excess interest earning assets	$3,042,413			$3,397,559
Tax equivalent net interest income		$96,239			$93,124
Net interest spread			3.58%			3.60%
Net interest margin			4.28%			4.08%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $241,000 for the three months ended March 31, 2024 and $152,000 for the same period of 2023.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $375,000 for the three months ended March 31, 2024 and $774,000 for the same period of 2023.

Average interest earning assets for the first quarter of 2024 decreased by $219.2 million, or 2.4%, to $9,048 million for the first quarter of 2024, compared to $9,267 million for the first quarter of 2023. The average yield on interest earning assets increased by 77 basis points to 5.66% for the first quarter of 2024, compared to 4.89% for the first quarter of 2023.

Average interest bearing liabilities for the first quarter of 2024 increased by $135.9 million, or 2.3%, to $6,006 million, compared to $5,870 million for the first quarter of 2023. The average cost of interest bearing liabilities increased by 79 basis points to 2.08% for the first quarter of 2024, compared to 1.29% for the first quarter of 2023.

Yield on Loans: Average loan balances increased $383.4 million, or 5.4%, to $7,483 million for the first quarter of 2024, compared to $7,099 million for the first quarter of 2023. The average yield on the loan portfolio increased by 75 basis points to 5.99% for the first quarter of 2024, compared to 5.24% for the first quarter of 2023.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2024 and 2023.

	Three months ended March 31, 2024		Three months ended March 31, 2023
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$174,894	8.55%	$166,648	7.74%
Installment loans	1,944,321	6.17%	1,911,708	5.03%
Real estate loans	1,345,036	4.85%	1,197,827	4.12%
Commercial loans (1)	4,014,186	6.17%	3,818,741	5.59%
Other	4,213	8.15%	4,316	8.37%
Total loans before allowance	$7,482,650	5.99%	$7,099,240	5.24%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $241,000 for the three months ended March 31, 2024 and $152,000 for the same period of 2023.

Cost of Deposits: Average interest bearing deposit balances increased $167.4 million, or 3.1%, to $5,644 million for the first quarter of 2024, compared to $5,477 million for the first quarter of 2023. The average cost of funds on deposit balances increased by 79 basis points to 1.94% for the first quarter of 2024, compared to 1.15% for the first quarter of 2023. The table below shows for the three months ended March 31, 2024 and 2023, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2024		Three months ended March 31, 2023
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,168,763	1.70%	$2,156,473	1.15%
Savings deposits and clubs	2,632,699	1.64%	2,777,518	1.18%
Time deposits	658,364	3.01%	542,670	1.01%
Brokered/bid CD deposits	184,262	5.26%	—	—%
Total interest bearing deposits	$5,644,088	1.94%	$5,476,661	1.15%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2024 and for the years ended December 31, 2023, 2022 and 2021.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - first three months	5.99%	3.90%	5.48%	5.66%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $241,000 for the three months ended March 31, 2024, and $811,000, $627,000, and $704,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $375,000 for the three months ended March 31, 2024, and $2.9 million, $2.9 million, and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2024 and for the years ended December 31, 2023, 2022 and 2021.

	Interest bearing deposits (1)	Short-term borrowings	Long-term debt	Total
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - first three months	1.94%	3.41%	5.02%	2.08%

Credit Metrics and Provision for Credit Losses

The provision for credit losses is the amount subtracted from/added to the allowance for credit losses to ensure the allowance is sufficient to absorb estimated credit losses over the life of a loan. The amount of the provision for credit losses is determined by management based on relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

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

The table below provides additional information on the provision for credit losses for the three-month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses:
Beginning balance	$83,745	$85,379
Cumulative change in accounting principle; adoption of ASU 2022-02	—	383
Charge-offs	3,240	2,235
Recoveries	2,399	2,236
Net charge-offs (recoveries)	841	(1)
Provision for credit losses	2,180	183
Ending balance	$85,084	$85,946

Net charge-offs (recoveries) as a % of average loans (annualized)	0.05%	—%

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at March 31, 2024, December 31, 2023, and March 31, 2023.

(Dollars in thousands)	3/31/2024	12/31/2023	3/31/2023
Total allowance for credit losses	$85,084	$83,745	$85,946
Allowance on accruing PCD loans	—	—	—
Reserves on individually evaluated loans	5,032	4,983	4,318
General reserves on collectively evaluated loans	$80,052	$78,762	$81,628

Total loans	$7,525,005	$7,476,221	$7,093,857
Accruing PCD loans	2,454	2,835	4,555
Individually evaluated loans	54,742	45,215	59,384
Collectively evaluated loans	$7,467,809	$7,428,171	$7,029,918

Allowance for credit losses as a % of period end loans	1.13%	1.12%	1.21%
General reserve as a % of collectively evaluated loans	1.07%	1.06%	1.16%

The total allowance for credit losses of $85.1 million at March 31, 2024 represented a $1.3 million, or 1.6%, increase compared to $83.7 million at December 31, 2023. The increase was due to a $1.3 million increase in general reserves and a $49,000 increase in specific reserves.

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

The following table compares Park’s nonperforming assets at March 31, 2024, December 31, 2023 and March 31, 2023.

(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Nonaccrual loans	$70,189	$60,259	$73,114
Loans past due 90 days or more	1,570	859	1,251
Total nonperforming loans	$71,759	$61,118	$74,365

OREO	1,674	983	1,468
Total nonperforming assets	$73,433	$62,101	$75,833

Percentage of nonaccrual loans to total loans	0.93%	0.81%	1.03%
Percentage of nonperforming loans to total loans	0.95%	0.82%	1.05%
Percentage of nonperforming assets to total loans	0.98%	0.83%	1.07%
Percentage of nonperforming assets to total assets	0.74%	0.63%	0.77%

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at March 31, 2024, December 31, 2023 and March 31, 2023. Loans are classified as current if they are less than 30 days past due.

	March 31, 2024		December 31, 2023			March 31, 2023
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$50,532	0.67%	$38,956	0.52%	1	$32,813	0.46%
Nonaccrual loans - past due	19,657	0.26%	21,303	0.29%		40,301	0.57%
Total nonaccrual loans	$70,189	0.93%	$60,259	0.81%		$73,114	1.03%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Pass-rated	$3,945,112	$3,905,673	$3,664,298
Special mention	57,934	57,236	87,431
Substandard	1,598	3,414	2,176
Individually evaluated for impairment	54,742	45,215	59,384
Accruing PCD	2,372	2,760	4,469
Total	$4,061,758	$4,014,298	$3,817,758
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $59.5 million of collectively evaluated commercial loans included on the watch list at March 31, 2024, compared to $60.7 million at December 31, 2023, and $89.6 million at March 31, 2023. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $21.6 million, or 0.29%, of total loans at March 31, 2024, compared to $23.5 million, or 0.31% of total loans at December 31, 2023, and $14.0 million or 0.20% of total loans at March 31, 2023.

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

Individually evaluated commercial loans were $54.7 million at March 31, 2024, an increase of $9.5 million, compared to $45.2 million at December 31, 2023 and a decrease of $4.7 million, compared to $59.4 million at March 31, 2023.

At March 31, 2024, Park had taken partial charge-offs of $2.3 million related to the $54.7 million of individually evaluated commercial loans, compared to partial charge-offs of $2.3 million related to the $45.2 million of individually evaluated commercial loans at December 31, 2023.

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At March 31, 2024 and at December 31, 2023, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at March 31, 2024 and at December 31, 2023 was $2.5 million and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality at March 31, 2024 and at December 31, 2023 was $544,000 and $534,000, respectively.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges as it adjusts to the new normal of work from home brought on by the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of March 31, 2024, Park had $224.2 million of loans which were fully or partially secured by non-owner-occupied office space, $222.6 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

Other Income

Other income increased by $1.8 million to $26.2 million for the quarter ended March 31, 2024, compared to $24.4 million for the first quarter of 2023.

The increase for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to increases in income from fiduciary activities, bank owned life insurance income, and other components of net periodic pension benefit income, partially offset by decreases in debit card fee income, a loss on the sale of debt securities, net, loss on equity securities, net, and a decrease in miscellaneous income.

The following table provides a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2024	2023	Change
Income from fiduciary activities	$10,024	$8,615	$1,409
Service charges on deposit accounts	2,106	2,241	(135)
Other service income	2,524	2,697	(173)
Debit card fee income	6,243	6,457	(214)
Bank owned life insurance income	2,629	1,185	1,444
ATM fees	496	533	(37)
Gain (loss) on sale of OREO, net	121	(9)	130
Loss on the sale of debt securities, net	(398)	—	(398)
Loss on equity securities, net	(687)	(405)	(282)
Other components of net periodic pension benefit income	2,204	1,893	311
Miscellaneous	938	1,180	(242)
Total other income	$26,200	$24,387	$1,813

Income from fiduciary activities increased by $1.4 million, or 16.4%, to $10.0 million for the three months ended March 31, 2024, compared to $8.6 million for the same period of 2023. The majority of fiduciary fees are calculated on a lag, based on the market value of the assets under management. The average market value of assets under management for the three months ended March 31, 2024 was $8,373 million compared to $7,463 million for the same period in 2023.

Bank owned life insurance income increased by $1.4 million to $2.6 million for the three months ended March 31, 2024, compared to $1.2 million for the same period of 2023. The increase for the three-month period ended March 31, 2024 compared to March 31, 2023 was due to an increase in received death benefits.

During the three-month period ended March 31, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities during the three-month period ended March 31, 2023.

Loss on equity securities, net, changed by $282,000, to a net loss of $687,000 for the three months ended March 31, 2024 compared to a net loss of $405,000 for the same period in 2023. The $282,000 change for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was related to a $30,000 change in the gain (loss) on other equity securities which went from a net loss of $27,000 for the three months ended March 31, 2023 to a net gain of $3,000 for the three months ended March 31, 2024, and a $312,000 increase in the loss on equity securities held at NAV, which went from a $378,000 net loss for the three months ended March 31, 2023 to a $690,000 net loss for the three months ended March 31, 2024.

Other components of net periodic pension benefit income increased $311,000, or 16.4%, to $2.2 million for the three months ended March 31, 2024 compared to $1.9 million for the same period in 2023. The increase was largely due to an increase in the expected return on plan assets, partially offset by an increase in interest cost.

Other Expense

Other expense increased by $725,000 to $77.2 million for the three months ended March 31, 2024 compared to $76.5 million for the same period of 2023.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2024	2023	Change
Salaries	$35,733	$34,871	$862
Employee benefits	11,560	10,816	744
Occupancy expense	3,181	3,353	(172)
Furniture and equipment expense	2,583	3,246	(663)
Data processing fees	8,808	8,750	58
Professional fees and services	6,817	7,221	(404)
Marketing	1,741	1,319	422
Insurance	1,718	1,814	(96)
Communication	1,036	1,037	(1)
State tax expense	1,110	1,278	(168)
Amortization of intangible assets	320	327	(7)
Miscellaneous	2,621	2,471	150
Total other expense	$77,228	$76,503	$725

Salaries increased by $862,000, or 2.5%, to $35.7 million for the three months ended March 31, 2024, compared to $34.9 million for the same period in 2023. The increase for the three months ended March 31, 2024 compared to the same period of 2023 was due to an increase of $1.6 million in base salary expense. These increases were partially offset by a decrease in share-based compensation expense of $383,000 and a decrease of $154,000 in additional compensation incentives.

Employee benefits increased $744,000, or 6.9%, to $11.6 million for the three months ended March 31, 2024, compared to $10.8 million for the same period in 2023.The $744,000 increase for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in group insurance costs of $458,000, an increase in payroll tax expense of $175,000, and an increase in pension plan expense of $191,000, partially offset by a decrease in other employee benefits of $193,000.

Furniture and equipment expense decreased $663,000, or 20.4%, to $2.6 million for the three months ended March 31, 2024 compared to $3.2 million for the same period in 2023. The decrease for the three-months ended March 31, 2024 compared to the same period in 2023 related to decreases in depreciation and maintenance and repairs expense.

Professional fees and services expense decreased $404,000, or 5.6%, to $6.8 million for the three months ended March 31, 2024 compared to $7.2 million for the same period in 2023. The decrease for the three-month period ended March 31, 2024 compared to the same period in 2023 related to a $756,000 decrease in legal expenses and a $332,000 decrease in other fees, partially offset by (i) an increase of $132,000 in temporary wages; (ii) an increase of $119,000 in credit services expense; (iii) an increase of $114,000 in ICS fees; (iv) an increase of $103,000 in consulting fees; and (v) an increase of $103,000 in appraisal and title expenses.

Marketing expense increased $422,000, or 32.0%, to $1.7 million for the three months ended March 31, 2024 compared to $1.3 million for the same period in 2023. The increase for the three-month period ended March 31, 2024 compared to the same period in 2023 related to an increase in advertising expense.

Items Impacting Comparability (Non-U.S. GAAP)

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED
(in thousands except per common share data)	March 31, 2024	March 31, 2023	Affected Line Item
Net interest income	$95,623	$92,198
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	352	200	Interest and fees on loans
less interest income on former Vision Bank relationships	2	574	Interest and fees on loans
Net interest income - adjusted	$95,269	$91,424

Provision for credit losses	$2,180	$183
less recoveries on former Vision Bank relationships	(953)	(723)	Provision for credit losses
Provision for credit losses - adjusted	$3,133	$906

Total other income	$26,200	$24,387
less loss on sale of debt securities, net	(398)	—	Loss on the sale of debt securities, net
less write-downs on strategic initiatives	(155)	—	Miscellaneous
less Vision related gain on the sale of OREO, net	121	—	Gain (loss) on sale of OREO, net
less other service income related to former Vision Bank relationships	7	135	Other service income
Total other income - adjusted	$26,625	$24,252

Total other expense	$77,228	$76,503
less direct expenses related to collection of payments on former Vision Bank loan relationships	—	100	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	320	327	Amortization of intangible assets
Total other expense - adjusted	$76,908	$76,076

Tax effect of adjustments to net income identified above (7)	$(118)	$(253)

Net income - reported	$35,204	$33,733
Net income - adjusted (6)	$34,760	$32,781

Diluted EPS	$2.17	$2.07
Diluted EPS- adjusted (6)	$2.15	$2.01

Annualized return on average assets (1)(2)	1.44%	1.36%
Annualized return on average assets- adjusted (1)(2)(6)	1.42%	1.32%

Annualized return on average tangible assets (1)(2)(4)	1.46%	1.38%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.44%	1.34%

Annualized return on average shareholders' equity (1)(2)	12.23%	12.54%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	12.07%	12.19%

Annualized return on average tangible equity (1)(2)(3)	14.24%	14.78%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	14.06%	14.36%

Efficiency ratio (5)	63.07%	65.10%
Efficiency ratio- adjusted (5)(6)	62.78%	65.24%

Annualized net interest margin (5)	4.28%	4.08%
Annualized net interest margin- adjusted (5)(6)	4.26%	4.04%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months ended March 31, 2024 and March 31, 2023, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023
AVERAGE SHAREHOLDERS' EQUITY	$1,158,184	$1,090,952
Less: Average goodwill and other intangible assets	164,137	165,457
AVERAGE TANGIBLE EQUITY	$994,047	$925,495

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS
	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023
AVERAGE ASSETS	$9,363,378	$10,058,880
Less: Average goodwill and other intangible assets	164,137	165,457
AVERAGE TANGIBLE ASSETS	$9,199,241	$9,893,423

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023
Interest income	$126,640	$110,901
FTE adjustment	616	926
FTE interest income	$127,256	$111,827
Interest expense	31,017	18,703
FTE net interest income	$96,239	$93,124

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for credit losses, total other income, and total other expense, as well as the disclosure of the "Tax effect of adjustments to net income identified above."

(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

(8) Pre-tax, pre-provision ("PTPP") net income is calculated as net income, plus income taxes, plus the provision for credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for credit losses.

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023
Net income	$35,204	$33,733
Plus: Income taxes	7,211	6,166
Plus: Provision for credit losses	2,180	183
Pre-tax, pre-provision net income	$44,595	$40,082

Income Tax

Income tax expense was $7.2 million for the first quarter of 2024 and consisted of federal income tax expense of $6.9 million and state income tax expense of $321,000. This compares to income tax expense of $6.2 million for the first quarter of 2023, which consisted of federal income tax expense of $6.4 million and state income tax benefit of $234,000, as a result of a refund. The effective income tax rate for the first quarter of 2024 was 17.0%, compared to 15.5% for the same period in 2023.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2024 year will be approximately $6.4 million.

Comparison of Financial Condition
At March 31, 2024 and at December 31, 2023

Changes in Financial Condition

Total assets increased by $44.6 million during the first three months of 2024 to $9,881 million at March 31, 2024, compared to $9,836 million at December 31, 2023. This increase was primarily due to the following:

•Cash and cash equivalents increased by $87.8 million, or 40.2%, to $306.1 million at March 31, 2024, compared to $218.3 million at December 31, 2023. Money market instruments increased by $136.2 million and cash and due from banks decreased by $48.4 million.
•Loans increased by $48.8 million, or 0.7%, to $7,525 million at March 31, 2024, compared to $7,476 million at December 31, 2023.
•Total investment securities decreased by $89.4 million, or 6.3%, to $1,340 million at March 31, 2024, compared to $1,429 million at December 31, 2023.

Total liabilities increased by $27.9 million, or 0.3%, during the first three months of 2024 to $8,719 million at March 31, 2024, compared to $8,691 million at December 31, 2023. This increase was primarily due to the following:

•Total deposits increased by $263.5 million, or 3.3%, to $8,306 million at March 31, 2024, compared to $8,043 million at December 31, 2023.
•Short-term borrowings decreased by $222.3 million, or 67.7%, to $105.9 million at March 31, 2024, compared to $328.2 million at December 31, 2023.
•Other liabilities decreased by $7.7 million, or 10.4%, to $66.2 million at March 31, 2024, compared to $73.9 million at December 31, 2023.

Total shareholders’ equity increased by $16.7 million, or 1.5%, to $1,162 million at March 31, 2024, from $1,145 million at December 31, 2023. This increase was primarily due to the following:

•Retained earnings increased by $17.2 million during the period primarily as a result of net income of $35.2 million, partially offset by cash dividends on common shares of $17.3 million.
•Treasury shares decreased by $3.4 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Common shares decreased by $3.7 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes), partially offset by an increase due to share-based compensation expense.

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

Liquidity

Cash provided by operating activities was $34.7 million and $24.4 million for the three months ended March 31, 2024 and 2023, respectively. Net income was the primary source of cash from operating activities for each of the three-month periods ended March 31, 2024 and 2023.

Cash provided by investing activities was $32.4 million and $78.7 million for the three months ended March 31, 2024 and 2023, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $87.6 million for the three months ended March 31, 2024 and $34.8 million for the three months ended March 31, 2023. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $49.2 million and cash provided by the net decrease in the loan portfolio was $50.2 million for the three months ended March 31, 2024 and 2023, respectively.

Cash provided by financing activities was $20.8 million and cash used in financing activities was $30.9 million for the three months ended March 31, 2024 and 2023, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $263.5 million and $59.7 million of cash for the three months ended March 31, 2024 and 2023, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the three months ended March 31, 2024 and 2023, net short-term borrowings decreased and used $222.3 million and $55.3 million in cash, respectively. For the three months ended March 31, 2023, cash declined by $15.3 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the three months ended March 31, 2024. Finally, cash declined by $17.4 million for both the three months ended March 31, 2024 and 2023, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $2.15 billion at March 31, 2024. The Corporation’s loan to asset ratio was 76.16% at March 31, 2024, compared to 76.01% at December 31, 2023 and 71.97% at March 31, 2023. Cash and cash equivalents were $306.1 million at March 31, 2024, compared to $218.3 million at December 31, 2023 and $261.9 million at March 31, 2023. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at March 31, 2024 was $1,162 million, or 11.8% of total assets, compared to $1,145 million, or 11.6% of total assets, at December 31, 2023 and $1,082 million, or 11.0% of total assets, at March 31, 2023.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2024. The following table indicates the capital ratios for PNB and Park at March 31, 2024 and December 31, 2023.

	At March 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	9.34%	11.11%	11.11%	12.52%
Park National Corporation	11.00%	13.12%	12.94%	16.34%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	9.11%	10.95%	10.95%	12.35%
Park National Corporation	10.74%	12.97%	12.79%	16.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 70 of Park’s 2023 Form 10-K (Table 32) for disclosure concerning contractual obligations and commitments at December 31, 2023. There were no significant changes in contractual obligations and commitments during the first three months of 2024.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Loan commitments	$1,613,500	$1,527,577
Standby letters of credit	$31,431	$31,261

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

On page 69 (Table 31) of Park’s 2023 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $782.9 million or 8.7% of total interest earning assets at December 31, 2023. At March 31, 2024, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $698.3 million or 7.64% of total interest earning assets.

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

On page 70 of Park’s 2023 Form 10-K, management reported that at December 31, 2023, the earnings simulation model projected that net income would increase by 1.5% using a rising interest rate scenario and decrease by 1.9% using a declining interest rate scenario over the next year. At March 31, 2024, the earnings simulation model projected that net income would decrease by 0.5% using a rising interest rate scenario and would increase by 0.2% in a declining interest rate scenario. At March 31, 2024, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of March 31, 2024 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

    We are routinely engaged in various litigation and other legal matters that are part of, or incidental to, our ordinary course of business and we have a number of unresolved lawsuits and open matters pending resolution. While the ultimate liability with respect to these matters and claims cannot be determined at this time, we believe that losses, damages, or liabilities, if any, and other amounts relating to pending matters, individually or in the aggregate, are not likely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2023 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors set forth in Park's 2023 Form 10-K. Any of the risks described in Park's 2023 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2024, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2024	—	$—	—	996,088
February 1 through February 29, 2024	—	—	—	996,088
March 1 through March 31, 2024	—	—	—	996,088
Total	—	$—	—	996,088

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)Not applicable
(b)Not applicable
(c)During the three months (the quarterly period) ended March 31, 2024, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Filed herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Filed herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2024 and December 31, 2023 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2024 and 2023 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

May 2, 2024	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

May 2, 2024	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)