Form 10-Q
period 2024-06-30
PARK NATIONAL CORP /OH/
filed 2024-08-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,151,640 Common Shares, no par value per share, outstanding at August 1, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$142,593	$160,477
Money market instruments	118,872	57,791
Cash and cash equivalents	261,465	218,268

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,259,498 and $1,418,770 at June 30, 2024 and December 31, 2023, respectively, and no allowance for credit losses at June 30, 2024 or at December 31, 2023)	1,170,706	1,332,842
Other investment securities	94,152	96,302
Total investment securities	1,264,858	1,429,144

Loans	7,664,377	7,476,221
Allowance for credit losses	(86,575)	(83,745)
Net loans	7,577,802	7,392,476

Bank owned life insurance	241,414	231,631
Prepaid assets	169,931	165,879
Goodwill	159,595	159,595
Other intangible assets	4,012	4,652
Premises and equipment, net	72,131	74,211
Affordable housing tax credit investments	68,426	62,703
OREO	1,210	983
Accrued interest receivable	39,024	39,236
Operating lease ROU asset	17,224	15,715
Mortgage loan servicing rights	14,271	14,656
Other	28,420	27,304
Total assets	$9,919,783	$9,836,453

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	June 30, 2024	December 31, 2023
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,542,446	$2,628,234
Interest bearing	5,770,059	5,414,332
Total deposits	8,312,505	8,042,566

Short-term borrowings	94,478	328,182
Subordinated notes	189,396	189,147
Unfunded commitments in affordable housing tax credit investments	31,468	28,768
Operating lease liability	17,898	16,605
Allowance for credit losses on off-balance sheet commitments	5,183	5,103
Accrued interest payable	8,812	6,860
Other	76,786	73,929
Total liabilities	$8,736,526	$8,691,160

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 common shares issued at June 30, 2024 and at December 31, 2023)	460,821	463,280
Retained earnings	943,149	903,877
Treasury shares (1,473,581 common shares at June 30, 2024 and 1,506,625 common shares at December 31, 2023)	(152,259)	(155,673)
Accumulated other comprehensive loss, net of taxes	(68,454)	(66,191)
Total shareholders' equity	1,183,257	1,145,293
Total liabilities and shareholders’ equity	$9,919,783	$9,836,453

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:

Interest and fees on loans	$115,318	$96,428	$226,529	$188,042

Interest and dividends on:
Debt securities - taxable	10,950	13,431	22,849	26,410
Debt securities - tax-exempt	1,382	2,906	2,792	5,818
Other interest income	1,254	1,909	3,374	5,305
Total interest and dividend income	128,904	114,674	255,544	225,575

Interest expense:

Interest on deposits:
Demand and savings deposits	20,370	18,068	40,225	32,280
Time deposits	7,525	1,966	14,863	3,313

Interest on borrowings:
Short-term borrowings	811	728	2,275	1,552
Subordinated notes	2,361	2,340	4,721	4,660

Total interest expense	31,067	23,102	62,084	41,805

Net interest income	97,837	91,572	193,460	183,770

Provision for credit losses	3,113	2,492	5,293	2,675

Net interest income after provision for credit losses	$94,724	$89,080	$188,167	$181,095

Other income:
Income from fiduciary activities	$10,728	$8,816	$20,752	$17,431
Service charges on deposit accounts	2,214	2,041	4,320	4,282
Other service income	2,906	2,639	5,430	5,336
Debit card fee income	6,580	6,830	12,823	13,287
Bank owned life insurance income	1,565	1,332	4,194	2,517
ATM fees	458	553	954	1,086
Loss on the sale of debt securities, net	—	—	(398)	—
Gain (loss) on equity securities, net	358	25	(329)	(380)
Other components of net periodic pension benefit income	2,204	1,893	4,408	3,786
Miscellaneous	1,781	886	2,840	2,057
Total other income	$28,794	$25,015	$54,994	$49,402

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other expense:
Salaries	$35,954	$33,649	$71,687	$68,520
Employee benefits	9,873	10,538	21,433	21,354
Occupancy expense	2,975	3,214	6,156	6,567
Furniture and equipment expense	2,454	3,103	5,037	6,349
Data processing fees	9,542	9,582	18,350	18,332
Professional fees and services	6,022	7,365	12,839	14,586
Marketing	1,164	1,239	2,905	2,558
Insurance	1,777	1,960	3,495	3,774
Communication	1,002	1,045	2,038	2,082
State tax expense	1,129	1,096	2,239	2,374
Amortization of intangible assets	320	328	640	655
Miscellaneous	2,977	2,766	5,598	5,237
Total other expense	$75,189	$75,885	$152,417	$152,388

Income before income taxes	$48,329	$38,210	$90,744	$78,109

Income taxes	8,960	6,626	16,171	12,792

Net income	$39,369	$31,584	$74,573	$65,317

Earnings per common share:
Basic	$2.44	$1.95	$4.62	$4.03
Diluted	$2.42	$1.94	$4.60	$4.01

Weighted average common shares outstanding:
Basic	16,149,523	16,165,119	16,133,183	16,203,736
Diluted	16,239,617	16,240,600	16,215,342	16,282,693

Regular cash dividends declared per common share	$1.06	$1.05	$2.12	$2.10

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$39,369	$31,584	$74,573	$65,317

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(547) and $(1,795) for the three months ended June 30, 2024 and 2023, respectively, and $(685) and $1,490 for the six months ended June 30, 2024 and 2023, respectively	(2,059)	(6,753)	(2,577)	5,608
Net loss realized on sale of debt securities, AFS, net of income tax effect of $84 for the six months ended June 30, 2024	—	—	314	—
Other comprehensive (loss) income	$(2,059)	$(6,753)	$(2,263)	$5,608

Comprehensive income	$37,310	$24,831	$72,310	$70,925

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$—	$463,280	$903,877	$(155,673)	$(66,191)
Net income			35,204
Other comprehensive loss, net of tax					(204)
Dividends on common shares at $1.06 per common share			(17,287)
Issuance of 33,044 common shares under share-based compensation awards, net of 21,937 common shares withheld to pay employee income taxes		(5,701)	(693)	3,414
Share-based compensation expense		1,953
Balance at March 31, 2024	$—	$459,532	$921,101	$(152,259)	$(66,395)
Net income			39,369
Other comprehensive loss, net of tax					(2,059)
Dividends on common shares at $1.06 per common share			(17,321)
Share-based compensation expense		1,289
Balance at June 30, 2024	$—	$460,821	$943,149	$(152,259)	$(68,454)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$462,404	$847,235	$(138,019)	$(102,394)
Cumulative effect of a change in accounting principle			(303)
Balance at January 1, 2023	$—	$462,404	$846,932	$(138,019)	$(102,394)
Net income			33,733
Other comprehensive income, net of tax					12,361
Dividends on common shares at $1.05 per common share			(17,285)
Issuance of 34,484 common shares under share-based compensation awards, net of 21,981 common shares withheld to pay employee income taxes		(5,309)	(862)	3,564
Share-based compensation expense		2,336
Repurchase of 124,000 common shares to be held as treasury shares				$(15,308)
Balance at March 31, 2023	$—	$459,431	$862,518	$(149,763)	$(90,033)
Net income			31,584
Other comprehensive loss, net of tax					(6,753)
Dividends on common shares at $1.05 per common share			(17,187)
Issuance of 4358 common shares under share-based compensation awards, net of 1992 common shares withheld to pay employee income taxes		(602)	(85)	450
Share-based compensation expense		1,749
Repurchase of 25000 common shares to be held as treasury shares				(2,552)
Balance at June 30, 2023	$—	$460,578	$876,830	$(151,865)	$(96,786)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$74,573	$65,317

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,293	2,675
Accretion of loan fees and costs, net	(4,334)	(4,400)
Depreciation of premises and equipment	6,138	7,122
Amortization of investment securities, net	787	1,722
Net amortization of purchase accounting adjustments	21	263
Loss on the sale of debt securities, net	398	—
Loss on equity securities, net	329	380
Loan originations to be sold in secondary market	(46,800)	(32,720)
Proceeds from sale of loans in secondary market	46,593	32,008
Gain on sale of loans in secondary market	(867)	(625)
Share-based compensation expense	3,242	4,085
Bank owned life insurance income	(4,194)	(2,517)
Investment in qualified affordable housing tax credits amortization	4,277	4,194

Changes in assets and liabilities:
Decrease (increase) in prepaid dealer premiums	704	(244)
Increase in other assets	(2,905)	(7,315)
Increase (decrease) in other liabilities	1,986	(12,261)
Net cash provided by operating activities	$85,241	$57,684

Investing activities:
Proceeds from sales of investment securities	$30,797	$—
Proceeds from the redemption/repurchase of FHLB stock	13,634	3,605
Proceeds from calls and maturities of:
Debt securities AFS	129,390	71,116
Purchases of:
Debt securities AFS	(2,100)	(908)
Equity securities	(2,255)	(2,195)
FHLB stock	(6,501)	(1,407)
Net (increase) decrease in other investments	(557)	1,114
Net loan originations, portfolio loans	(185,414)	(62,399)
Investment in qualified affordable housing tax credits	(7,300)	(5,576)
Proceeds from the sale of OREO	713	57
Bank owned life insurance death benefits	4,344	1,104
Purchases of bank owned life insurance	(9,933)	(2,500)
Purchases of premises and equipment	(5,004)	(4,047)
Net cash used in investing activities	$(40,186)	$(2,036)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2024	2023
Financing activities:
Net increase (decrease) in deposits	$268,754	$(70,909)
Net decrease in off-balance sheet deposits	1,185	195,170
Net decrease in short-term borrowings	(233,704)	(83,428)
Value of common shares withheld to pay employee income taxes	(2,980)	(2,844)
Repurchase of common shares to be held as treasury shares	—	(17,860)
Cash dividends paid	(35,113)	(35,108)
Net cash used in financing activities	$(1,858)	$(14,979)

Increase in cash and cash equivalents	43,197	40,669

Cash and cash equivalents at beginning of year	218,268	189,728

Cash and cash equivalents at end of period	$261,465	$230,397

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$60,132	$41,243

Federal income tax	10,600	7,350

Non-cash items:
Loans transferred to OREO	$827	$1,051

ROU assets obtained in exchange for lease obligations	2,450	179

New commitments in affordable housing tax credits	10,000	—

New commitments in other investment securities	2,500	2,495

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and the six-month periods ended June 30, 2024 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2024.

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

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements:

Adoption of New Accounting Pronouncements

No significant new pronouncements were adopted during the three months or six months ended June 30, 2024.

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

Note 3 – Investment Securities

Investment securities at June 30, 2024 and at December 31, 2023, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2024:
Obligations of states and political subdivisions	$219,431	$110	$17,414	$202,127
U.S. Government sponsored entities' asset-backed securities	640,810	4	69,975	570,839
Collateralized loan obligations	378,546	602	152	378,996
Corporate debt securities	20,711	51	2,018	18,744
Total	$1,259,498	$767	$89,559	$1,170,706

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2023:
Obligations of states and political subdivisions	$251,531	$1,173	$11,520	$241,184
U.S. Government sponsored entities' asset-backed securities	703,645	23	68,193	635,475
Collateralized loan obligations	443,112	31	4,857	438,286
Corporate debt securities	20,482	—	2,585	17,897
Total	$1,418,770	$1,227	$87,155	$1,332,842

Investment securities in an unrealized loss position at June 30, 2024, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$57,246	$1,588	$136,200	$15,826	$193,446	$17,414
U.S. Government sponsored entities' asset-backed securities	—	—	569,653	69,975	569,653	69,975
Collateralized loan obligations	7,993	6	143,950	146	151,943	152
Corporate debt securities	—	—	16,582	2,018	16,582	2,018
Total	$65,239	$1,594	$866,385	$87,965	$931,624	$89,559

 Investment securities in an unrealized loss position at December 31, 2023, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$46,685	$420	$103,993	$11,100	$150,678	$11,520
U.S. Government sponsored entities' asset-backed securities	—	—	634,261	68,193	634,261	68,193
Collateralized loan obligations	—	—	404,019	4,857	404,019	4,857
Corporate debt securities	9,530	702	8,367	1,883	17,897	2,585
Total	$56,215	$1,122	$1,150,640	$86,033	$1,206,855	$87,155

At June 30, 2024, Park’s debt securities portfolio consisted of $1.2 billion of securities, $931.6 million of which were in an unrealized loss position with aggregate unrealized losses of $89.6 million. Of the $931.6 million of securities in an unrealized loss position, $866.4 million were in an unrealized loss position for 12 months or longer. Of the $89.6 million in unrealized losses, $70.0 million were related to Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at either June 30, 2024 or December 31, 2023. Additionally, for the three months and the six months ended June 30, 2024 and 2023, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at June 30, 2024, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of state and political subdivisions:
Due one through five years	$1,499	$1,496	3.15%
Due five through ten years	87,346	83,655	3.26%
Due over ten years	130,586	116,976	3.14%
Total (1)	$219,431	$202,127	3.19%

U.S. Government sponsored entities' asset-backed securities	$640,810	$570,839	1.87%

Collateralized loan obligations	$378,546	$378,996	7.25%

Corporate debt securities
Due one through five years	$950	$916	9.67%
Due five through ten years	19,761	17,828	4.10%
Total	$20,711	$18,744	4.35%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During the six-month period ended June 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities AFS during the three month period ended June 30, 2024. There were no sales of debt securities AFS during the three month or six-month periods ended June 30, 2023.

Investment securities having a fair value of $731.9 million and $602.0 million at June 30, 2024 and December 31, 2023, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at June 30, 2024 and December 31, 2023 were as follows:

(In thousands)	June 30, 2024	December 31, 2023
FHLB stock	$10,621	$17,754
FRB stock	14,653	14,653
Equity investments carried at fair value	2,870	2,089
Equity investments carried at modified cost (1)	17,847	15,921
Equity investments carried at NAV	48,161	45,885
Total other investment securities	$94,152	$96,302
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $1.4 million have been recorded as a result of observable price changes. There were $571,000 in upward adjustments recorded during the three months and six months ended June 30, 2024 as a result of observable price changes. There were no adjustments recorded during the three months and six months ended June 30, 2023 as a result of observable price changes.

During the three months ended June 30, 2024, Park purchased 62,766 shares of FHLB stock with a book value of $6.3 million.
During the six months ended June 30, 2024, Park purchased 65,012 shares of FHLB stock with a book value of $6.5 million. During the three and six months ended June 30, 2023, Park purchased 14,075 shares of FHLB stock with a book value of $1.4 million.

During the three months ended June 30, 2024, the FHLB repurchased 90,708 shares of FHLB stock with a book value of $9.1 million. During the six months ended June 30, 2024, the FHLB repurchased 136,338 shares of FHLB stock with a book value of $13.6 million. During the three months ended June 30, 2023, the FHLB repurchased 5,114 shares of FHLB stock with a book value of $511,000. During the six months ended June 30, 2023, the FHLB repurchased 36,052 shares of FHLB stock with a book value of $3.6 million.

No shares of FRB stock were purchased or sold during the three months or six months ended June 30, 2024 or 2023.

During the three months ended June 30, 2024 and 2023, $450,000 and $(112,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2024 and 2023, $453,000 and $(139,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended June 30, 2024 and 2023, $(92,000) and $137,000, respectively, of (losses) gains on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2024 and 2023, $(782,000) and $(241,000), respectively, of losses on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at June 30, 2024 and at December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,324,853	$1,292,025
PPP loans	1,404	2,116
Overdrafts	4,108	1,499
Commercial real estate (1)	1,942,490	1,875,993
Construction real estate:
Commercial	232,736	209,226
Retail	102,934	95,873
Residential real estate:
Commercial	616,142	609,410
Mortgage	1,286,503	1,239,861
HELOC	185,558	174,349
Installment	6,060	5,904
Consumer:
Consumer	1,931,173	1,943,869
Check loans	1,960	2,067
Leases	28,456	24,029
Total	$7,664,377	$7,476,221
Allowance for credit losses	(86,575)	(83,745)
Net loans	$7,577,802	$7,392,476
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.0 million at June 30, 2024, and of $19.8 million at December 31, 2023, which represented a net deferred income position at both dates. At June 30, 2024 and December 31, 2023, loans included purchase accounting adjustments of $1.2 million and $1.8 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $4.1 million and $1.5 million were reclassified to loans at June 30, 2024 and at December 31, 2023, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at June 30, 2024 and December 31, 2023.

	June 30, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$26,823	$—	$26,823
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	24,052	—	24,052
Construction real estate:
Commercial	37	—	37
Retail	173	—	173
Residential real estate:
Commercial	4,091	—	4,091
Mortgage	13,124	576	13,700
HELOC	813	—	813
Installment	15	—	15
Consumer:
Consumer	2,200	801	3,001
Check loans	—	—	—
Leases	40	—	40
Total loans	$71,368	$1,377	$72,745

	December 31, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$21,284	$14	$21,298
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,740	—	20,740
Construction real estate:
Commercial	504	—	504
Retail	—	26	26
Residential real estate:
Commercial	2,670	—	2,670
Mortgage	11,786	206	11,992
HELOC	815	—	815
Installment	16	—	16
Consumer
Consumer	2,371	613	2,984
Check loans	—	—	—
Leases	73	—	73
Total loans	$60,259	$859	$61,118

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at June 30, 2024 and December 31, 2023:

	June 30, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$14,117	$12,706	$5,256
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	22,703	1,349	39
Construction real estate:
Commercial	37	—	—
Retail	—	173	150
Residential real estate:
Commercial	3,902	189	18
Mortgage	—	13,124	132
HELOC	—	813	90
Installment	—	15	1
Consumer
Consumer	—	2,200	515
Check loans	—	—	—
Leases	40	—	—
Total loans	$40,799	$30,569	$6,201

	December 31, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,634	$12,650	$4,985
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,175	565	2
Construction real estate:
Commercial	504	—	—
Retail	—	—	—
Residential real estate:
Commercial	2,670	—	—
Mortgage	—	11,786	117
HELOC	—	815	25
Installment	—	16	—
Consumer
Consumer	—	2,371	672
Check loans	—	—	—
Leases	73	—	—
Total	$32,056	$28,203	$5,801

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at June 30, 2024 and at December 31, 2023:

	June 30, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,685	$9,240	$8,522	$26,447
Commercial real estate	25,555	13	—	25,568
Construction real estate:
Commercial	641	—	—	641
Residential real estate:
Commercial	4,307	—	—	4,307
Mortgage	80	—	—	80
Leases	—	40	—	40
Total loans	$39,268	$9,293	$8,522	$57,083

	December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,137	$9,377	$3,737	$21,251
Commercial real estate	22,096	514	—	22,610
Construction real estate:
Commercial	1,130	—	—	1,130
Residential real estate:
Commercial	2,910	—	—	2,910
Mortgage	76	—	—	76
Leases	—	73	—	73
Total loans	$34,349	$9,964	$3,737	$48,050

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and the six-month periods ended June 30, 2024 and 2023:

	Interest Income Recognized
(In thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Commercial, financial and agricultural:
Commercial, financial and agricultural	$313	$722	$577	$1,327
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	310	200	565	360
Construction real estate:
Commercial	1	22	38	54
Retail	—	—	—	—
Residential real estate:
Commercial	59	37	107	63
Mortgage	83	53	153	102
HELOC	2	7	7	15
Installment	—	1	—	2
Consumer:
Consumer	27	21	58	40
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$795	$1,063	$1,505	$1,963

The following tables present the aging of the amortized cost in past due loans at June 30, 2024 and at December 31, 2023 by class of loan:

	June 30, 2024
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$3,152	$16,835	$19,987	$1,304,866	$1,324,853
PPP loans	2	—	2	1,402	1,404
Overdrafts	—	—	—	4,108	4,108
Commercial real estate	3,007	1,969	4,976	1,937,514	1,942,490
Construction real estate:
Commercial	21	—	21	232,715	232,736
Retail	198	173	371	102,563	102,934
Residential real estate:
Commercial	—	408	408	615,734	616,142
Mortgage	9,227	5,553	14,780	1,271,723	1,286,503
HELOC	175	662	837	184,721	185,558
Installment	57	3	60	6,000	6,060
Consumer:
Consumer	8,143	1,247	9,390	1,921,783	1,931,173
Check loans	9	—	9	1,951	1,960
Leases	51	—	51	28,405	28,456
Total loans	$24,042	$26,850	$50,892	$7,613,485	$7,664,377
(1) Includes an aggregate of $1.4 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $45.9 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2023
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$522	$11,629	$12,151	$1,279,874	$1,292,025
PPP loans	9	—	9	2,107	2,116
Overdrafts	—	—	—	1,499	1,499
Commercial real estate	1,656	1,839	3,495	1,872,498	1,875,993
Construction real estate:
Commercial	—	205	205	209,021	209,226
Retail	554	26	580	95,293	95,873
Residential real estate:
Commercial	295	219	514	608,896	609,410
Mortgage	9,831	6,450	16,281	1,223,580	1,239,861
HELOC	788	611	1,399	172,950	174,349
Installment	52	—	52	5,852	5,904
Consumer
Consumer	8,974	1,183	10,157	1,933,712	1,943,869
Check loans	5	—	5	2,062	2,067
Leases	—	—	—	24,029	24,029
Total loans	$22,686	$22,162	$44,848	$7,431,373	$7,476,221
(1) Includes an aggregate of $859,000 of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $39.0 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at June 30, 2024 and December 31, 2023 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at June 30, 2024 and at December 31, 2023 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the six months ended June 30, 2024 and for the year ended December 31, 2023.

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$117,600	$176,443	$131,424	$99,307	$79,138	$68,541	$588,440	$1,260,893
Special Mention	806	1,062	1,870	327	803	1,456	30,775	37,099
Substandard	1,412	457	689	375	672	475	10,660	14,740
Doubtful	29	188	142	833	1,913	8,082	934	12,121
Total	$119,847	$178,150	$134,125	$100,842	$82,526	$78,554	$630,809	$1,324,853
Current period gross charge-offs	$—	$43	$—	$5	$18	$—	$—	$66

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$—	$715	$689	$—	$—	$1,404
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$715	$689	$—	$—	$1,404
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$173,547	$268,096	$310,023	$313,080	$283,305	$511,928	$29,009	$1,888,988
Special Mention	2,611	1,987	6,251	6,115	6,699	5,354	—	29,017
Substandard	42	3,568	2,294	3,559	2,370	8,851	2,912	23,596
Doubtful	—	889	—	—	—	—	—	889
Total	$176,200	$274,540	$318,568	$322,754	$292,374	$526,133	$31,921	$1,942,490
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction real estate: Commercial
Risk rating
Pass	$52,511	$95,513	$46,164	$2,894	$17,902	$3,103	$13,639	$231,726
Special Mention	—	—	369	—	—	—	—	369
Substandard	—	604	—	37	—	—	—	641
Doubtful	—	—	—	—	—	—	—	—
Total	$52,511	$96,117	$46,533	$2,931	$17,902	$3,103	$13,639	$232,736
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$53,039	$116,948	$96,235	$99,598	$109,364	$107,501	$22,327	$605,012
Special Mention	513	552	1,021	604	1,887	1,397	665	6,639
Substandard	575	95	718	218	1,172	1,403	310	4,491
Doubtful	—	—	—	—	—	—	—	—
Total	$54,127	$117,595	$97,974	$100,420	$112,423	$110,301	$23,302	$616,142
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$12,567	$6,949	$4,186	$1,873	$1,233	$561	$—	$27,369
Special Mention	—	51	799	—	197	—	—	1,047
Substandard	—	—	—	—	—	40	—	40
Doubtful	—	—	—	—	—	—	—	—
Total	$12,567	$7,000	$4,985	$1,873	$1,430	$601	$—	$28,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$409,264	$663,949	$588,032	$517,467	$491,631	$691,634	$653,415	$4,015,392
Special Mention	3,930	3,652	10,310	7,046	9,586	8,207	31,440	74,171
Substandard	2,029	4,724	3,701	4,189	4,214	10,769	13,882	43,508
Doubtful	29	1,077	142	833	1,913	8,082	934	13,010
Total	$415,252	$673,402	$602,185	$529,535	$507,344	$718,692	$699,671	$4,146,081
Current period gross charge-offs	$—	$43	$—	$5	$18	$—	$—	$66
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

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the six months ended June 30, 2024 and for the year ended December 31, 2023. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$4,108	$—	$—	$—	$—	$—	$—	$4,108
Nonperforming	—	—	—	—	—	—	—	—
Total	$4,108	$—	$—	$—	$—	$—	$—	$4,108
Current period gross charge-offs	$440	$—	$—	$—	$—	$—	$—	$440

Construction Real Estate: Retail
Performing	$16,058	$53,277	$16,538	$6,985	$3,865	$5,965	$73	$102,761
Nonperforming	—	148	—	—	25	—	—	173
Total	$16,058	$53,425	$16,538	$6,985	$3,890	$5,965	$73	$102,934
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$96,859	$216,820	$256,197	$203,478	$167,750	$331,699	$—	$1,272,803
Nonperforming	183	274	1,495	1,331	1,913	8,504	—	13,700
Total	$97,042	$217,094	$257,692	$204,809	$169,663	$340,203	$—	$1,286,503
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Residential Real Estate: HELOC
Performing	$—	$146	$426	$351	$61	$1,771	$181,990	$184,745
Nonperforming	—	20	14	—	—	619	160	813
Total	$—	$166	$440	$351	$61	$2,390	$182,150	$185,558
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$783	$1,924	$149	$—	$—	$3,189	$—	$6,045
Nonperforming	—	—	—	—	2	13	—	15
Total	$783	$1,924	$149	$—	$2	$3,202	$—	$6,060
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$313,518	$547,085	$518,743	$258,556	$166,919	$110,281	$13,070	$1,928,172
Nonperforming	52	704	952	449	324	516	4	3,001
Total	$313,570	$547,789	$519,695	$259,005	$167,243	$110,797	$13,074	$1,931,173
Current period gross charge-offs	$11	$1,463	$2,065	$1,299	$457	$465	$2	$5,762

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,960	$1,960
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,960	$1,960
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$38	$38

Total Consumer Loans
Performing	$431,326	$819,252	$792,053	$469,370	$338,595	$452,905	$197,093	$3,500,594
Nonperforming	235	1,146	2,461	1,780	2,264	9,652	164	17,702
Total	$431,561	$820,398	$794,514	$471,150	$340,859	$462,557	$197,257	$3,518,296
Current period gross charge-offs	$451	$1,463	$2,065	$1,299	$457	$496	$40	$6,271

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,499	$—	$—	$—	$—	$—	$—	$1,499
Nonperforming	—	—	—	—	—	—	—	—
Total	1,499	$—	$—	$—	$—	$—	$—	$1,499
Current period gross charge-offs	$1,064	$—	$—	$—	$—	$—	$—	$1,064

Construction Real Estate: Retail
Performing	$52,904	$24,219	$7,709	$4,251	$3,604	$2,891	$269	$95,847
Nonperforming	—	—	—	26	—	—	—	26
Total	$52,904	$24,219	$7,709	$4,277	$3,604	$2,891	$269	$95,873
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$209,315	$259,076	$218,417	$177,518	$80,627	$282,916	$—	$1,227,869
Nonperforming	197	1,144	1,172	406	581	8,492	—	11,992
Total	$209,512	$260,220	$219,589	$177,924	$81,208	$291,408	$—	$1,239,861
Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$35

Residential Real Estate: HELOC
Performing	$99	$205	$379	$98	$221	$1,838	$170,694	$173,534
Nonperforming	—	—	—	—	32	603	180	815
Total	$99	$205	$379	$98	$253	$2,441	$170,874	$174,349
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Installment
Performing	$2,225	$162	$—	$3	$144	$3,354	$—	$5,888
Nonperforming	—	—	—	—	—	16	—	16
Total	$2,225	$162	$—	$3	$144	$3,370	$—	$5,904
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$627,985	$613,019	$319,161	$214,714	$81,446	$65,955	$18,605	$1,940,885
Nonperforming	395	891	654	435	216	389	4	2,984
Total	$628,380	$613,910	$319,815	$215,149	$81,662	$66,344	$18,609	$1,943,869
Current period gross charge-offs	$560	$3,517	$2,371	$763	$545	$480	$6	$8,242

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$51	$51

Total Consumer Loans
Performing	$894,027	$896,681	$545,666	$396,584	$166,042	$356,954	$191,635	$3,447,589
Nonperforming	592	2,035	1,826	867	829	9,500	184	15,833
Total	$894,619	$898,716	$547,492	$397,451	$166,871	$366,454	$191,819	$3,463,422
Current period gross charge-offs	$1,624	$3,517	$2,371	$763	$545	$524	$57	$9,401

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At June 30, 2024 and at December 31, 2023, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at June 30, 2024 and at December 31, 2023 was $2.4 million and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $546,000 and $534,000 at June 30, 2024 and at December 31, 2023, respectively.

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

The following tables present the amortized cost basis of loans at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three months and the six months ended June 30, 2024 and 2023 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$300	$—	$—	$—	$300	0.02%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	—	—	—	—	—	—%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	406	—	—	—	406	0.07%
Mortgage	—	—	46	—	—	—	46	—%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	51	—	77	—	128	2.11%
Consumer:
Consumer	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$803	$—	$77	$—	$880	0.01%

	Three Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$10,370	$—	$—	$12	$10,382	0.81%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	836	—	—	—	836	0.05%
Construction real estate:
Commercial	—	—	366	—	—	—	366	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	—	—	—	—	—	—%
Mortgage	—	—	—	—	135	—	135	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	4	—	16	—	20	0.47%
Consumer:
Consumer	—	—	—	8	—	—	8	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$11,576	$8	$151	$12	$11,747	0.16%

	Six Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$11,783	$9	$—	$—	$11,846	0.89%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	161	4,813	340	121	—	5,435	0.28%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	834	—	220	—	1,054	0.17%
Mortgage	—	—	93	—	—	—	93	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	107	—	77	—	184	3.04%
Consumer:
Consumer	—	—	—	6	—	—	6	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$215	$17,630	$355	$418	$—	$18,618	0.24%

	Six Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$11,412	$—	$—	$12	$11,424	0.89%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	836	—	—	—	836	0.05%
Construction real estate:
Commercial	—	—	366	—	—	—	366	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	162	—	—	—	162	0.03%
Mortgage	—	—	—	—	135	—	135	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	4	—	79	—	83	1.95%
Consumer:
Consumer	—	—	—	22	—	—	22	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$12,780	$22	$214	$12	$13,028	0.18%

At June 30, 2024, Park had commitments to lend $1.5 million related to loans which were both experiencing financial difficulty and modified during the six months ended June 30, 2024.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	0.5	0.0
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	—%	0.0	0.0
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	0.9	0.0
Mortgage	—	—%	0.3	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.22)%	10.4	0.0
Consumer:
Consumer	—	—%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.22)%	2.1	0.0

	Three Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	0.6	0.0
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	—%	3.6	0.0
Construction real estate:
Commercial	—	—%	1.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	0.0	0.0
Mortgage	—	(1.88)%	0.4	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(4.13)%	10.0	0.0
Consumer:
Consumer	—	(0.69)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(2.04)%	0.8	0.0

	Six Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.50)%	0.3	0.4
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.90)%	2.9	0.4
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.00)%	2.2	0.0
Mortgage	—	—%	4.2	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.22)%	9.6	0.0
Consumer:
Consumer	—	(7.54)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.61)%	1.2	0.4

	Six Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	0.6	0.0
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	—%	3.6	0.0
Construction real estate:
Commercial	—	—%	1.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	0.4	0.0
Mortgage	—	(1.88)%	0.4	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.72)%	10.0	0.0
Consumer:
Consumer	—	(2.92)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.92)%	0.9	0.0

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. There were $5.8 million in loans modified to borrowers experiencing financial difficulty that had been modified during the twelve months ended June 30, 2024 that were greater than 90 days past due as of June 30, 2024 in the Commercial, financial, and agricultural loan portfolio segment. There were $19,000 in loans modified to borrowers experiencing financial difficulty that had been modified during the previous twelve months that were 60-89 days past due as of June 30, 2024 in the Residential Real Estate: Installment loan portfolio segment. All other loans modified to borrowers experiencing financial difficulty during the twelve months ended June 30, 2024 were less than 30 days past due as of June 30, 2024. There were $150,000 in loans modified to borrowers experiencing financial difficulty that had been modified during the six months ended June 30, 2023 that were greater than 30-59 days past due as of June 30, 2023 in the Residential Real Estate: Commercial segment.

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three and six months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Three Months Ended June 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$5,821	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	48	—	—	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$5,888	$—	$—	$—

Six Months Ended June 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,872	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	48	—	—	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$8,939	$—	$—	$—

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
◦As of June 30, 2024, the "most likely" scenario forecasted Ohio unemployment between 4.33% and 4.56% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2024, management considered the range of forecasted unemployment as well as a number of economic indicators. The continued elevated levels of inflation, volatile levels of consumer confidence, continued elevated interest rates, financial system stress and geopolitical conflict (including the conflicts between Russia and Ukraine and between Israel and Hamas) and stress in the commercial real estate sector, continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2024.

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

Qualitative adjustments amounted to $432,000 and $417,000 at June 30, 2024 and December 31, 2023, respectively.

ACL Activity
The activity in the ACL for the three-month and the six-month periods ended June 30, 2024 and June 30, 2023 is summarized in the following tables:

	Three Months Ended June 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,971	$17,181	$5,742	$19,633	$27,394	$163	$85,084
Charge-offs	286	—	—	30	2,781	—	3,097
Recoveries	90	5	119	185	1,076	—	1,475
Net charge-offs/(recoveries)	$196	$(5)	$(119)	$(155)	$1,705	$—	$1,622
Provision for (recovery of) credit losses	1,888	(331)	6	(338)	1,890	(2)	3,113
Ending balance	$16,663	$16,855	$5,867	$19,450	$27,579	$161	$86,575

	Three Months Ended June 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,572	$17,946	$5,362	$17,889	$28,053	$124	$85,946
Charge-offs	188	530	—	14	1,953	—	2,685
Recoveries	84	—	12	114	1,243	—	1,453
Net charge-offs/(recoveries)	$104	$530	$(12)	$(100)	$710	$—	$1,232
(Recovery of) provision for credit losses	(190)	1,725	(488)	430	1,027	(12)	2,492
Ending balance	$16,278	$19,141	$4,886	$18,419	$28,370	$112	$87,206

	Six Months Ended June 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	506	—	—	31	5,800	—	$6,337
Recoveries	261	27	1,033	267	2,286	—	3,874
Net charge-offs/(recoveries)	$245	$(27)	$(1,033)	$(236)	$3,514	$—	$2,463
Provision for (recovery of) credit losses	1,412	454	(393)	396	3,380	44	5,293
Ending balance	$16,663	$16,855	$5,867	$19,450	$27,579	$161	$86,575

	Six Months Ended June 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of Adoption of ASU 2022-02	222	181	—	(20)	—	—	$383
Charge-offs	537	530	—	43	3,810	—	$4,920
Recoveries	130	232	508	471	2,348	—	3,689
Net charge-offs/(recoveries)	$407	$298	$(508)	$(428)	$1,462	$—	$1,231
(Recovery of) provision for credit losses	(524)	1,429	(1,172)	1,180	1,811	(49)	2,675
Ending balance	$16,278	$19,141	$4,886	$18,419	$28,370	$112	$87,206

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2024 and at December 31, 2023, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2023 Form 10-K).

The composition of the ACL at June 30, 2024 and at December 31, 2023 was as follows:

	June 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,253	$40	$—	$18	$—	$—	$5,311
Collectively evaluated for impairment	11,410	16,815	5,867	19,432	27,579	161	81,264
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$16,663	$16,855	$5,867	$19,450	$27,579	$161	$86,575

Loan balance:
Loans individually evaluated for impairment	$26,773	$24,052	$37	$4,091	$—	$40	$54,993
Loans collectively evaluated for impairment	1,303,588	1,916,922	335,029	2,089,876	1,933,133	28,416	7,606,964
Accruing loans acquired with deteriorated credit quality	4	1,516	604	296	—	—	2,420
Total ending loan balance	$1,330,365	$1,942,490	$335,670	$2,094,263	$1,933,133	$28,456	$7,664,377

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	19.62%	0.17%	—%	0.44%	—%	—%	9.66%
Loans collectively evaluated for impairment	0.88%	0.88%	1.75%	0.93%	1.43%	0.57%	1.07%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.25%	0.87%	1.75%	0.93%	1.43%	0.57%	1.13%

	December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,980	$3	$—	$—	$—	$—	$4,983
Collectively evaluated for impairment	10,516	16,371	5,227	18,818	27,713	117	78,762
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745

Loan balance:
Loans individually evaluated for impairment	$21,228	$20,740	$504	$2,670	$—	$73	$45,215
Loans collectively evaluated for impairment	1,274,390	1,853,383	303,969	2,026,537	1,945,936	23,956	7,428,171
Accruing loans acquired with deteriorated credit quality	22	1,870	626	317	—	—	2,835
Total ending loan balance	$1,295,640	$1,875,993	$305,099	$2,029,524	$1,945,936	$24,029	$7,476,221

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	23.46%	0.01%	—%	—%	—%	—%	11.02%
Loans collectively evaluated for impairment	0.83%	0.88%	1.72%	0.93%	1.42%	0.49%	1.06%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.20%	0.87%	1.71%	0.93%	1.42%	0.49%	1.12%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2024 and at December 31, 2023, respectively, Park had $4.3 million and $3.2 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $4.2 million and $3.2 million at June 30, 2024 and at December 31, 2023, respectively. The gain expected upon sale was $74,000 and $53,000 at June 30, 2024 and at December 31, 2023, respectively. None of these loans were 90 days or more past due or on nonaccrual status at June 30, 2024 or at December 31, 2023.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month and six-month periods ended June 30, 2024 and 2023.

(in thousands)	Goodwill	Other intangible assets	Total
April 1, 2023	$159,595	$5,648	$165,243
Amortization	—	328	328
June 30, 2023	$159,595	$5,320	$164,915

April 1, 2024	$159,595	$4,332	$163,927
Amortization	—	320	320
June 30, 2024	$159,595	$4,012	$163,607

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	655	655
June 30, 2023	$159,595	$5,320	$164,915

December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	640	640
June 30, 2024	$159,595	$4,012	$163,607

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2024, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at June 30, 2024 and at December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$10,444	$14,456	$9,804

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $320,000 and $328,000 for the three months ended June 30, 2024 and 2023, respectively and was $640,000 and $655,000 for the six months ended June 30, 2024 and 2023, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2024 and the next four years follows:

(in thousands)	Total
Six months ending December 31, 2024	$574
2025	1,042
2026	887
2027	754
2028	618

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at June 30, 2024 and December 31, 2023.

(in thousands)	June 30, 2024	December 31, 2023
Affordable housing tax credit investments	$68,426	$62,703
Unfunded commitments	31,468	28,768

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2024 through 2035.

Park recognized amortization expense of $2.1 million for both the three months ended June 30, 2024 and 2023, and $4.3 million and $4.2 million, respectively for the six months ended June 30, 2024 and 2023, which were included within the provision for income taxes. Additionally, during each of the three months ended June 30, 2024 and 2023, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.6 million and during the six months ended June 30, 2024 and 2023, recognized $5.2 million and $5.0 million respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at June 30, 2024 and December 31, 2023 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2024	December 31, 2023
OREO:
Commercial real estate	$938	$983
Residential real estate	272	—
Total OREO	$1,210	$983

Loans in process of foreclosure:
Residential real estate	$2,507	$1,957

In addition to real estate, Park may also repossess different types of collateral. At June 30, 2024 and December 31, 2023, Park had $1.0 million and $1.1 million, respectively, in other repossessed assets which are included in "Other assets" on the consolidated condensed balance sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.89 billion at June 30, 2024, $1.93 billion at December 31, 2023 and $1.99 billion at June 30, 2023. At June 30, 2024, $2.7 million of the sold mortgage loans were sold with recourse, compared to $2.9 million at December 31, 2023 and $3.1 million at June 30, 2023. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2024 and December 31, 2023, management had established reserves of $50,000 and $54,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Mortgage servicing rights:
Carrying amount, net, beginning of period	$14,435	$15,505	$14,656	$15,792
Additions	255	144	398	268
Amortization	(460)	(479)	(849)	(904)
Change in valuation allowance	41	67	66	81
Carrying amount, net, end of period	$14,271	$15,237	$14,271	$15,237

Valuation allowance:
Beginning of period	$69	$168	$94	$182
Change in valuation allowance	(41)	(67)	(66)	(81)
End of period	$28	$101	$28	$101

Servicing fees included in "Other service income" were $1.2 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and were $2.5 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively.
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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at June 30, 2024 were $17.2 million and $17.9 million, respectively. At December 31, 2023, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $16.6 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and the six-month periods ended June 30, 2024 and 2023 follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease cost
Operating lease cost	$618	$728	$1,240	$1,460
Sublease income	—	(63)	(10)	(126)
Total lease cost	$618	$665	$1,230	$1,334

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$577	$921	$1,371	$1,844
ROU assets obtained in exchange for new operating lease liabilities	$1,903	$43	$2,450	$179
Reductions to ROU assets resulting from reductions to lease obligations	$(437)	$(777)	$(1,095)	$(1,554)

Park's operating leases had a weighted average remaining term of 10.2 years and 10.1 years at June 30, 2024 and at December 31, 2023, respectively. The weighted average discount rate of Park's operating leases was 3.8% and 3.5% at June 30, 2024 and at December 31, 2023, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2024
Six months ending December 31, 2024	$637
2025	2,432
2026	2,432
2027	2,340
2028	2,359
Thereafter	12,158
Total undiscounted minimum lease payments	$22,358
Present value adjustment	(4,460)
Total lease liabilities	$17,898

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

At June 30, 2024 and at December 31, 2023, Park's repurchase agreement borrowings totaled $94.5 million and $108.2 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $124.6 million and $180.8 million at June 30, 2024 and at December 31, 2023, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At June 30, 2024 and at December 31, 2023, Park had $534.9 million and $847.5 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2024 and at December 31, 2023:

	June 30, 2024
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$94,478	$—	$—	$—	$94,478

	December 31, 2023
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$108,182	$—	$—	$—	$108,182

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $16.6 million and $18.2 million at June 30, 2024 and at December 31, 2023, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and the six-month periods ended June 30, 2024 and June 30, 2023. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive (loss) income". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at June 30, 2024 and at December 31, 2023 follows:

	June 30, 2024	December 31, 2023
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$16,598	$18,199
Weighted average pay rates	4.486%	4.517%
Weighted average receive rates	4.486%	4.517%
Weighted average maturity (years)	5.9	6.5
Unrealized losses	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at June 30, 2024 and at December 31, 2023.

(In thousands)	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	16,598	1,221	18,199	1,069
Total included in "Other assets"	$16,598	$1,221	$18,199	$1,069

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$16,598	$(1,221)	$18,199	$(1,069)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$16,598	$(1,221)	$18,199	$(1,069)

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

At June 30, 2024 and at December 31, 2023, Park had $4.9 million and $4.0 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $102,000 and $87,000 at June 30, 2024 and at December 31, 2023, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At both June 30, 2024 and December 31, 2023, the fair value of the swap agreement liability of $123,000 represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and the six-month periods ended June 30, 2024 and 2023:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized losses on debt securities AFS	Total
Beginning balance at April 1, 2024	$1,692	$(68,087)	$(66,395)
Other comprehensive loss before reclassifications	—	(2,059)	(2,059)
Net current period other comprehensive loss	—	(2,059)	(2,059)
Ending balance at June 30, 2024	$1,692	$(70,146)	$(68,454)

Beginning balance at April 1, 2023	$(6,680)	$(83,353)	$(90,033)
Other comprehensive loss before reclassifications	—	(6,753)	(6,753)
Net current period other comprehensive loss	—	(6,753)	(6,753)
Ending balance at June 30, 2023	$(6,680)	$(90,106)	$(96,786)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2024	$1,692	$(67,883)	$(66,191)
Other comprehensive loss before reclassifications	—	(2,577)	(2,577)
Amounts reclassified from accumulated other comprehensive loss	—	314	314
Net current period other comprehensive loss	—	(2,263)	(2,263)
Ending balance at June 30, 2024	$1,692	$(70,146)	$(68,454)

Beginning balance at January 1, 2023	$(6,680)	$(95,714)	$(102,394)
Other comprehensive income before reclassifications	—	5,608	5,608
Net current period other comprehensive income	—	5,608	5,608
Ending balance at June 30, 2023	$(6,680)	$(90,106)	$(96,786)

During the six-month period ended June 30, 2024, there was $398,000 ($314,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the sale of debt securities. This loss was recorded within "Loss on the sale of debt securities, net" on the consolidated condensed statements of income. During the three-month period ended June 30, 2024, there were no reclassifications out of accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2023, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except common share and per common share data)	2024	2023	2024	2023
Numerator:
Net income	$39,369	$31,584	$74,573	$65,317
Denominator:
Weighted-average common shares outstanding	16,149,523	16,165,119	16,133,183	16,203,736
Effect of dilutive PBRSUs and TBRSUs	90,094	75,481	82,159	78,957
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,239,617	16,240,600	16,215,342	16,282,693
Earnings per common share:
Basic earnings per common share	$2.44	$1.95	$4.62	$4.03
Diluted earnings per common share	$2.42	$1.94	$4.60	$4.01

Park awarded 59,165 PBRSUs and 54,698 PBRSUs to certain employees during the six months ended June 30, 2024 and 2023, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2024 and 2023

Park repurchased an aggregate of 25,000 and 149,000 common shares during the three months and six months ended June 30, 2023, respectively, to fund the PBRSUs, the TBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months or the six months ended June 30, 2024.

Note 17 - Share-Based Compensation

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2024, 240,835 common shares were available for future grants under the 2017 Employees LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2024, 60,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the six months ended June 30, 2024 and 2023, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 59,165 common shares and 54,698 common shares, respectively, to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended June 30, 2024 or 2023.

At June 30, 2024, Park reported 189,620 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the six months ended June 30, 2024 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2024	186,936
Granted	59,165
Vested	(54,981)
Forfeited	(1,500)
Adjustment for performance conditions of PBRSUs (1)	—
Nonvested at June 30, 2024 (2)	189,620
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of June 30, 2024, an aggregate of 185,318 PBRSUs were expected to vest.

A summary of awards vested during the three months and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PBRSUs vested	—	6,350	54,981	62,815
Common shares withheld to satisfy employee income tax withholding obligations	—	1,992	21,937	23,973
Net common shares issued	—	4,358	33,044	38,842

Share-based compensation expense of $1.3 million and $1.7 million was recognized for the three-month periods ended June 30, 2024 and 2023, respectively, and share-based compensation expense of $3.2 million and $4.1 million was recognized for the six-month periods ended June 30, 2024 and 2023, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at June 30, 2024:

(In thousands)
Six months ending December 31, 2024	$3,076
2025	4,927
2026	3,232
2027	1,347
2028	217
Total	$12,799

Note 18 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or the six-month periods ended June 30, 2024 or 2023. Additionally, no contributions are expected to be made during the remainder of 2024.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2024	2023	2024	2023
Service cost	$1,750	$1,559	$3,500	$3,118	Employee benefits
Interest cost	1,719	1,631	3,438	3,262	Other components of net periodic pension benefit income
Expected return on plan assets	(3,935)	(3,536)	(7,870)	(7,072)	Other components of net periodic pension benefit income
Recognized prior service cost	12	12	24	24	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(454)	$(334)	$(908)	$(668)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and the six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2024	2023	2024	2023
Service cost	$769	$234	$985	$468	Employee benefits
Interest cost	155	175	310	351	Miscellaneous expense
Total SERP expense	$924	$409	$1,295	$819

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2024
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$202,127	$—	$202,127
U.S. Government sponsored entities’ asset-backed securities	—	570,839	—	570,839
Collateralized loan obligations	—	378,996	—	378,996
Corporate debt securities	—	12,317	6,427	18,744
Equity securities	2,375	—	495	2,870
Mortgage loans held for sale	—	4,309	—	4,309
Mortgage IRLCs	—	102	—	102
Loan interest rate swaps	—	1,221	—	1,221

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,221	—	1,221

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$241,184	$—	$241,184
U.S. Government sponsored entities’ asset-backed securities	—	635,475	—	635,475
Collateralized loan obligations	—	438,286	—	438,286
Corporate debt securities	—	11,548	6,349	17,897
Equity securities	1,616	—	473	2,089
Mortgage loans held for sale	—	3,235	—	3,235
Mortgage IRLCs	—	87	—	87
Loan interest rate swaps	—	1,069	—	1,069

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,069	—	1,069

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and the six-month periods ended June 30, 2024 and 2023, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2024 and 2023
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at April 1, 2024	$6,372	$495	$(123)
Transfer into (out of) level 3	—	—	—
Total gains
Included in other income	—	—	—
Included in other comprehensive income	55	—	—
Balance at June 30, 2024	$6,427	$495	$(123)

Balance at April 1, 2023	$6,855	$449	$(121)
Transfer into (out of) level 3, net	(611)	—	—
Total (losses) / gains
Included in other income / other (expense)	—	6	(175)
Included in other comprehensive income	(128)	—	—
Balance at June 30, 2023	$6,116	$455	$(296)

Level 3 Fair Value Measurements
Six months ended June 30, 2024 and 2023
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2024	$6,349	$473	$(123)
Transfer into (out of) level 3	—	—	—
Total gains
Included in other income	—	22	—
Included in other comprehensive income	78	—	—
Balance at June 30, 2024	$6,427	$495	$(123)

Balance at January 1, 2023	$7,000	$439	$(243)
Transfers into (out of) level 3, net	11	—	—
Total (losses) / gains
Included in other income / other (expense)	—	16	(175)
Included in other comprehensive income	(895)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	122
Balance at June 30, 2023	$6,116	$455	$(296)

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At June 30, 2024 and December 31, 2023, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at June 30, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,078	$2,078
Residential real estate	—	—	191	191
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,269	$2,269

MSRs	$—	$499	$—	$499
OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,315	$2,315
Residential real estate	—	—	182	182
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,497	$2,497

MSRs	$—	$866	$—	$866

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

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

	June 30, 2024
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$2,327	$1,948	$58	$2,269
Remaining individually evaluated loans	52,666	243	5,253	47,413
Total individually evaluated loans	$54,993	$2,191	$5,311	$49,682

	December 31, 2023
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$2,499	$2,048	$2	$2,497
Remaining individually evaluated loans	42,716	301	4,981	37,735
Total individually evaluated loans	$45,215	$2,349	$4,983	$40,232

The expense from credit adjustments related to individually evaluated loans carried at fair value was $23,000 and $551,000 for the three-month periods ended June 30, 2024 and 2023, respectively, and was $58,000 and $658,000 for the six-month periods ended June 30, 2024 and 2023, respectively.

MSRs totaled $14.3 million at June 30, 2024. Of this $14.3 million MSR carrying balance, $0.5 million was recorded at fair value and included a valuation allowance of $28,000. The remaining $13.8 million was recorded at cost, as the fair value exceeded cost at June 30, 2024. At December 31, 2023, MSRs totaled $14.7 million. Of this $14.7 million MSR carrying balance, $0.9 million was recorded at fair value and included a valuation allowance of $94,000. The remaining $13.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2023. The income related to MSRs carried at fair value during the three-month periods ended June 30, 2024 and 2023 was $41,000 and $67,000, respectively, and was $66,000 and $81,000 for the six-month periods ended June 30, 2024 and 2023, respectively.

Total OREO held by Park at June 30, 2024 and December 31, 2023 was $1.2 million and $1.0 million, respectively. At both June 30, 2024 and December 31, 2023 there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. There was no net income (expense) related to OREO fair value adjustments for the three-month or the six-month periods ended June 30, 2024. The net expense related to OREO fair value adjustments was $77,000 for both the three-month and the six-month periods ended June 30, 2023.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

June 30, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,078	Sales comparison approach	Adj to comparables	0.4% - 52.0% (19.9%)
		Income approach	Capitalization rate	6.3% - 9.5% (8.2%)

Residential real estate	$191	Sales comparison approach	Adj to comparables	0.0% - 78.6% (3.4%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% 5.0%
		Cost approach	Accumulated depreciation	50.0% 50.0%

December 31, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,315	Sales comparison approach	Adj to comparables	0.2% - 89.0% (21.2%)
		Income approach	Capitalization rate	7.5% - 9.5% (8.9%)

Residential real estate	$182	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.6%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At June 30, 2024 and at December 31, 2023, Park had Partnership Investments with a NAV of $28.0 million and $27.5 million, respectively. At June 30, 2024 and at December 31, 2023, Park had $20.1 million and $18.4 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2024 and 2023, Park recognized (expense) income of $(92,000) and $137,000, respectively, and for the six-month periods ended June 30, 2024 and 2023, Park recognized (expense) of $(782,000) and $(241,000), respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at June 30, 2024 and at December 31, 2023, was as follows:

	June 30, 2024
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$261,465	$261,465	$—	$—	$261,465
Investment securities (1)	1,170,706	—	1,164,279	6,427	1,170,706
Other investment securities (2)	2,870	2,375	—	495	2,870

Mortgage loans held for sale	4,309	—	4,309	—	4,309
Mortgage IRLCs	102	—	102	—	102
Individually evaluated loans carried at fair value	2,269	—	—	2,269	2,269
Other loans, net	7,571,122	—	—	7,399,488	7,399,488
Loans receivable, net	$7,577,802	$—	$4,411	$7,401,757	$7,406,168

Financial liabilities:
Time deposits	$682,207	$—	$682,949	$—	$682,949
Brokered deposits and Bid Ohio CDs	176,199	—	176,133	—	176,133
Other	3,520	3,520	—	—	3,520
Deposits (excluding demand deposits)	$861,926	$3,520	$859,082	$—	$862,602

Short-term borrowings	$94,478	$—	$94,478	$—	$94,478
Subordinated notes	189,396	—	178,474	—	178,474

Derivative financial instruments - assets:
Loan interest rate swaps	$1,221	$—	$1,221	$—	$1,221

Derivative financial instruments - liabilities:
Fair value swap	$123	$—	$—	$123	$123
Loan interest rate swaps	1,221	—	1,221	—	1,221
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

The following table presents the Corporation's sources of other income by revenue stream for the three-month and six-month periods ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,
Revenue by Operating Segment (in thousands)	2024	2023
Income from fiduciary activities
Personal trust and agency accounts	$3,480	$2,571
Employee benefit and retirement-related accounts	2,675	2,467
Investment management and investment advisory agency accounts	4,017	3,273
Other	556	505
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	777	860
Demand deposit account (DDA) charges	1,331	1,069
Other	106	112
Other service income (1)
Credit card	670	730
HELOC	114	108
Installment	40	35
Real estate	1,853	1,510
Commercial	229	256
Debit card fee income	6,580	6,830
Bank owned life insurance income (2)	1,565	1,332
ATM fees	458	553
Loss on the sale of debt securities, net (2)	—	—
Gain on equity securities, net (2)	358	25
Other components of net periodic pension benefit income (2)	2,204	1,893
Miscellaneous (3)	1,781	886
Total other income	$28,794	$25,015
(1) "Other Service Income" totaled $2.9 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively. Of this aggregate revenue approximately $1.3 million in each period was within the scope of ASC 606 in each period presented, with the remaining $1.6 million and $1.3 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended June 30, 2024 and 2023, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $1.8 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, all of which were within the scope of ASC 606.

	Six Months Ended June 30,
Revenue by Operating Segment (in thousands)	2024	2023
Income from fiduciary activities
Personal trust and agency accounts	$6,434	$5,075
Employee benefit and retirement-related accounts	5,326	4,939
Investment management and investment advisory agency accounts	7,817	6,435
Other	1,175	982
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	1,569	1,921
Demand deposit account (DDA) charges	2,539	2,107
Other	212	254
Other service income (1)
Credit card	1,281	1,413
HELOC	196	197
Installment	60	84
Real estate	3,350	2,965
Commercial	543	677
Debit card fee income	12,823	13,287
Bank owned life insurance income (2)	4,194	2,517
ATM fees	954	1,086
Loss on the sale of debt securities, net (2)	(398)	—
Loss on equity securities, net (2)	(329)	(380)
Other components of net periodic pension benefit income (2)	4,408	3,786
Miscellaneous (3)	2,840	2,057
Total other income	$54,994	$49,402
(1) "Other Service Income" totaled $5.4 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively. Of this aggregate revenue approximately $2.5 million and $2.7 million was within the scope of ASC 606, with the remaining $2.9 million and $2.6 million consisting primarily of certain residential real estate loan fees which were out of scope for the six months ended June 30, 2024 and 2023, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $2.8 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively, all of which were within the scope of ASC 606.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended and at June 30, 2024 and June 30, 2023 and for the six months ended June 30, 2024 and June 30, 2023. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At June 30, 2024, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) tensions with China and Taiwan increase, China briefly interrupts trade through the Taiwan Strait, the Russian invasion lasts longer than expected, and the Hamas-Israel conflict will lead to a wider conflict; (2) the FRB keeps the fed funds rate at the terminal range of 5.25-5.50% through the second quarter of 2024 and, as a downturn persists, the FRB begins to lower rates; (3) Europe goes into a recession. Populism in Europe rises, raising uncertainties about the longevity of the Euro and causes financial stress to highly indebted nations; (4) the U.S. election in November 2024 results in a democratic President and a divided House of Representatives and Senate that will allow for policy status quo to endure. Political divide will be intense, causing business and consumer sentiment to decline sharply; (5) concerns about bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; (6) a recession occurs in the third quarter of 2024 and lasts through the first quarter of 2025 resulting in real GDP declining by 2.6%, unemployment rates rising to a peak of 8.0% in the third quarter of 2025, and the stock market falling 35% from the third quarter of 2024 to the first quarter of 2025. The adverse scenario also forecasts Ohio unemployment for the next twelve months to range from 6.4% to 9.1%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $24.8 million as of June 30, 2024 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $24.8 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.
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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2024 and 2023

Summary Discussion of Results

Net income for the three months ended June 30, 2024 of $39.4 million represented a $7.8 million, or 24.6%, increase compared to $31.6 million for the three months ended June 30, 2023. Pre-tax, pre-provision net income for the three months ended June 30, 2024 of $51.4 million represented a $10.7 million, or 26.4%, increase compared to $40.7 million for the three months ended June 30, 2023. Weighted average diluted common shares outstanding were 16,239,617 for the second quarter of 2024, compared to 16,240,600 weighted average diluted common shares outstanding for the second quarter of 2023.

Net income for the six months ended June 30, 2024 of $74.6 million represented a $9.3 million, or 14.2%, increase compared to $65.3 million for the six months ended June 30, 2023. Pre-tax, pre-provision net income for the six months ended June 30, 2024 of $96.0 million represented a $15.2 million, or 18.9%, increase compared to $80.8 million for the six months ended June 30, 2023. Weighted average diluted common shares outstanding were 16,215,342 for the first half of 2024, compared to 16,282,693 weighted average diluted common shares outstanding for the first half of 2023.

The following discussion provides additional information regarding Park.

Park National Corporation (Park)

The following table reflects the net income and financial ratios for the first and second quarters of 2024, for the first half of 2024 and 2023 (the six months ended June 30) and for the years ended December 31, 2023 and 2022.

(In thousands)	Q2 2024	Q1 2024	Six months YTD 2024	Six months YTD 2023	2023	2022
Net interest income	$97,837	$95,623	$193,460	$183,770	$373,113	$347,059
Provision for credit losses	3,113	2,180	5,293	2,675	2,904	4,557
Other income	28,794	26,200	54,994	49,402	92,634	135,935
Other expense	75,189	77,228	152,417	152,388	309,239	297,978
Income before income taxes	$48,329	$42,415	$90,744	$78,109	$153,604	$180,459
Income tax expense	8,960	7,211	16,171	12,792	26,870	32,108
Net income	$39,369	$35,204	$74,573	$65,317	$126,734	$148,351
Return on average assets (1)	1.61%	1.44%	1.52%	1.32%	1.27%	1.48%
Return on average equity (1)	13.52%	12.23%	12.88%	12.07%	11.55%	13.78%
(1) Annualized for the three months and six months ended June 30, 2024 and 2023.

Net interest income of $193.5 million for the six months ended June 30, 2024 represented a $9.7 million, or 5.3%, increase compared to $183.8 million for the six months ended June 30, 2023. The increase was a result of a $30.0 million increase in interest income, partially offset by a $20.3 million increase in interest expense.

The $30.0 million increase in interest income was due to a $38.5 million increase in interest income on loans, partially offset by a $8.5 million decrease in investment income. The $38.5 million increase in interest income on loans was primarily the result of a $419.2 million (or 5.89%) increase in average loans, from $7.12 billion for the six months ended June 30, 2023 to $7.53 billion for the six months ended June 30, 2024, as well as an increase in the yield on loans, which increased 72 basis points to 6.06% for the six months ended June 30, 2024, compared to 5.34% for the six months ended June 30, 2023. The $8.5 million decrease in investment income was primarily the result of a $581.1 million (or 28.0%) decrease in average investments, including money market investments, from $2.08 billion for the six months ended June 30, 2023 to $1.50 billion for the six months ended June 30, 2024. The decrease in average investments was partially offset by an increase in the yield on investments, including money market investments, which increased 21 basis points to 4.00% for the six months ended June 30, 2024, compared to 3.79% for the six months ended June 30, 2023.

The $20.3 million increase in interest expense was due to a $19.5 million increase in interest expense on deposits, as well as a $0.8 million increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $142.4 million (or 2.59%) increase in average on-balance sheet interest bearing deposits from $5.49 billion for the six months ended June 30, 2023, to $5.64 billion for the six months ended June 30, 2024, as well as an increase in the cost of deposits of 66 basis points, from 1.31% for the six months ended June 30, 2023 to 1.97% for the six months ended June 30, 2024. The increase in on-balance sheet interest bearing deposits was due to an increase in brokered deposits, bid CD deposits and time deposits, which was partially offset by decreases in savings accounts and transaction accounts.

The provision for credit losses of $5.3 million for the six months ended June 30, 2024 represented an increase of $2.6 million, compared to $2.7 million for the six months ended June 30, 2023. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

The table below reflects Park's total other income for the six months ended June 30, 2024 and 2023.

(Dollars in thousands)	2024	2023	$ change	% change
Other income:
Income from fiduciary activities	$20,752	$17,431	$3,321	19.1%
Service charges on deposit accounts	4,320	4,282	38	0.9%
Other service income	5,430	5,336	94	1.8%
Debit card fee income	12,823	13,287	(464)	(3.5)%
Bank owned life insurance income	4,194	2,517	1,677	66.6%
ATM fees	954	1,086	(132)	(12.2)%
Loss on sale of debt securities, net	(398)	—	(398)	N.M.
Loss on equity securities, net	(329)	(380)	51	(13.4)%
Other components of net periodic benefit income	4,408	3,786	622	16.4%
Miscellaneous	2,840	2,057	783	38.1%
Total other income	$54,994	$49,402	$5,592	11.3%

Other income of $55.0 million for the six months ended June 30, 2024 represented an increase of $5.6 million, or 11.3%, compared to $49.4 million for the six months ended June 30, 2023. The $3.3 million increase in income from fiduciary activity was largely due to an increase in the market value of assets under management as well as updates to the fee structure. The $464,000 decrease in debit card fee income was partially due to a decrease in the average blended interchange rate per transaction, which is influenced by various factors, including the average spend per transaction. The $1.7 million increase in bank owned life insurance income was primarily related to an increase in death benefits received during the six months ended June 30, 2024. The change in loss on sale of debt securities, net was due to net losses on the sale of debt securities of $398,000 recorded during the six months ended June 30, 2024. No loss on sale of debt securities, net was recorded during the six months ended June 30, 2023. The $622,000 increase in other components of net periodic benefit income was largely due to an increase in the expected return on plan assets, and was partially offset by an increase in interest cost. The increase in miscellaneous income was largely due to an increase in net gain on sale of assets.

The table below reflects Park's total other expense for the six months ended June 30, 2024 and 2023.

(Dollars in thousands)	2024	2023	$ change	% change
Other expense:
Salaries	$71,687	$68,520	$3,167	4.6%
Employee benefits	21,433	21,354	79	0.4%
Occupancy expense	6,156	6,567	(411)	(6.3)%
Furniture and equipment expense	5,037	6,349	(1,312)	(20.7)%
Data processing fees	18,350	18,332	18	0.1%
Professional fees and services	12,839	14,586	(1,747)	(12.0)%
Marketing	2,905	2,558	347	13.6%
Insurance	3,495	3,774	(279)	(7.4)%
Communication	2,038	2,082	(44)	(2.1)%
State tax expense	2,239	2,374	(135)	(5.7)%
Amortization of intangible assets	640	655	(15)	(2.3)%
Miscellaneous	5,598	5,237	361	6.9%
Total other expense	$152,417	$152,388	$29	—%

Total other expense of $152.4 million for the six months ended June 30, 2024 represented an increase of $29,000 compared to $152.4 million for the six months ended June 30, 2023. The increase in salaries expense was primarily related to increases in base salary expense and officer incentive compensation expense, partially offset by decreases in share-based compensation expense and additional compensation expense. The decrease in occupancy expense was primarily due to decreases in lease expense and utilities expense. The decrease in furniture and equipment expense was primarily due to decreases in depreciation expense and maintenance and repairs expense. The decrease in professional fees and services expense was primarily due to decreases in legal expenses, consulting expenses and other fees expense, partially offset by increases in credit services expense and IntraFi deposit fee expense.

The table below provides certain balance sheet information and financial ratios for Park as of or for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023	% change from 12/31/23	% change from 6/30/23
Loans	7,664,377	7,476,221	7,208,109	2.52%	6.33%
Allowance for credit losses	86,575	83,745	87,206	3.38%	(0.72)%
Net loans	7,577,802	7,392,476	7,120,903	2.51%	6.42%
Investment securities	1,264,858	1,429,144	1,756,953	(11.50)%	(28.01)%
Total assets	9,919,783	9,836,453	9,899,551	0.85%	0.20%
Total deposits	8,312,505	8,042,566	8,358,976	3.36%	(0.56)%
Average assets (1)	9,837,352	9,957,554	9,987,953	(1.21)%	(1.51)%
Efficiency ratio (2)	61.05%	65.87%	64.84%	(7.32)%	(5.85)%
Return on average assets (3)	1.52%	1.27%	1.32%	19.69%	15.15%
(1) Average assets for the six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.2 million and $1.8 million for the six months ended June 30, 2024 and 2023 and $3.7 million for the year ended December 31, 2023.
(3) Annualized for the six months ended June 30, 2024 and 2023.

Loans

Loans outstanding at June 30, 2024 were $7.66 billion, compared to (i) $7.48 billion at December 31, 2023, an increase of $188.2 million, and (ii) $7.21 billion at June 30, 2023, an increase of $456.3 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023	$ change from 12/31/23	% change from 12/31/23	$ change from 6/30/23	% change from 6/30/23
Home equity	$185,635	$174,621	$168,256	$11,014	6.3%	$17,379	10.3%
Installment	1,943,108	1,950,304	1,945,190	(7,196)	(0.4)%	(2,082)	(0.1)%
Real estate	1,394,468	1,340,169	1,252,243	54,299	4.1%	142,225	11.4%
Commercial	4,135,595	4,007,941	3,838,318	127,654	3.2%	297,277	7.7%
Other	5,571	3,186	4,102	2,385	74.9%	1,469	35.8%
Total loans	$7,664,377	$7,476,221	$7,208,109	$188,156	2.5%	$456,268	6.3%

Loans outstanding at June 30, 2024 were $7.66 billion, compared to $7.53 billion at March 31, 2024, an increase of $139.4 million. The $139.4 million increase represented a 1.9% (7.4% annualized) increase during the three months ended June 30, 2024. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2024	March 31, 2024	$ change from 3/31/24	% change from 3/31/24
Home equity	$185,635	$177,094	$8,541	4.8%
Installment	1,943,108	1,947,215	(4,107)	(0.2)%
Real estate	1,394,468	1,359,193	35,275	2.6%
Commercial	4,135,595	4,038,327	97,268	2.4%
Other	5,571	3,176	2,395	75.4%
Total loans	$7,664,377	$7,525,005	$139,372	1.9%

Park's allowance for credit losses was $86.6 million at June 30, 2024, compared to $83.7 million at December 31, 2023, an increase of $2.8 million, or 3.4%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at June 30, 2024 were $8.31 billion, compared to (i) $8.04 billion at December 31, 2023, an increase of $269.9 million and (ii) $8.36 billion at June 30, 2023, a decrease of $46.5 million.

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023	$ change from 12/31/23	% change from 12/31/23	$ change from 6/30/23	% change from 6/30/23
Non-interest bearing deposits	$2,542,446	$2,628,234	$2,796,009	$(85,788)	(3.3)%	$(253,563)	(9.1)%
Transaction accounts	2,146,457	2,064,512	2,238,131	81,945	4.0%	(91,674)	(4.1)%
Savings	2,765,196	2,543,220	2,756,228	221,976	8.7%	8,968	0.3%
Certificates of deposit	682,207	641,615	568,608	40,592	6.3%	113,599	20.0%
Brokered and bid CD deposits	176,199	164,985	—	11,214	6.8%	176,199	N.M.
Total deposits	$8,312,505	$8,042,566	$8,358,976	$269,939	3.4%	$(46,471)	(0.6)%

Park's deposits grew during the COVID pandemic and declined toward pre-pandemic levels throughout 2022 and 2023. In order to manage the impact of this growth on its balance sheet, Park utilized a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. The balance of deposits transferred off balance sheet has declined as deposit balances declined toward pre-pandemic levels.

The table below breaks out the change in deposit balances, by deposit type, for Park.

(Dollars in thousands)	June 30, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Retail deposits	$3,968,739	$4,080,372	$4,388,394	$4,416,228	$4,025,852	$3,748,039
Commercial deposits	4,167,567	3,797,209	3,846,321	3,488,300	3,535,578	3,233,269
Brokered and bid CD deposits	176,199	164,985	—	—	10,928	71,304
Total deposits	$8,312,505	$8,042,566	$8,234,715	$7,904,528	$7,572,358	$7,052,612
Off balance sheet deposits	—	1,185	195,937	983,053	710,101	—
Total deposits including off balance sheet deposits	$8,312,505	$8,043,751	$8,430,652	$8,887,581	$8,282,459	$7,052,612
$ change from prior period end	$268,754	$(386,901)	$(456,929)	$605,122	$1,229,847
% change from prior period end	3.3%	(4.6)%	(5.1)%	7.3%	17.4%

During the six months ended June 30, 2024, total deposits including off balance sheet deposits increased by $268.8 million, or 3.3%. This increase consisted of a $370.4 million increase in total commercial deposits and a $11.2 million increase in brokered and bid CD deposits, partially offset by a $111.6 million decrease in total retail deposits and a $1.2 million decrease in off balance sheet deposits. The majority of off balance sheet deposits were commercial and thus impact the increase in commercial deposits as the deposits are moved back onto the balance sheet.

The table below breaks out the change in deposit balance, by deposit type, for June 30, 2024 compared to June 30, 2023.

(Dollars in thousands)	June 30, 2024	June 30, 2023	$ change from 6/30/23	% change from 6/30/23
Retail deposits	$3,968,739	$4,136,401	$(167,662)	(4.1)%
Commercial deposits	4,167,567	4,222,575	(55,008)	(1.3)%
Brokered and bid CD deposits	176,199	—	176,199	N.M.
Total deposits	$8,312,505	$8,358,976	$(46,471)	(0.6)%
Off balance sheet deposits	$—	$767	$(767)	(100.0)%
Total deposits including off balance sheet deposits	$8,312,505	$8,359,743	$(47,238)	(0.6)%

At June 30, 2024, total deposits, including off balance sheet deposits, decreased by $47.2 million, or 0.6%, to $8.31 billion compared to $8.36 billion at June 30, 2023. This decrease consisted of a $167.7 million decrease in total retail deposits and a $55.0 million decrease in total commercial deposits, partially offset by a $176.2 million increase in brokered and bid CD deposits.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on Park's balance sheet.

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Public funds included in commercial deposits	$1,555,841	$1,198,418	$1,573,684	$1,335,400	$1,548,217	$1,406,101	$1,293,090
Bid Ohio CDs	135,000	15,000	—	—	—	—	—
Total public fund deposits	$1,690,841	$1,213,418	$1,573,684	$1,335,400	$1,548,217	$1,406,101	$1,293,090
$ change from prior period end	$477,423	$(360,266)	$238,284	$(212,817)	$142,116	$113,011
% change from prior period end	39.3%	(22.9)%	17.8%	(13.7)%	10.1%	8.7%

As of June 30, 2024, Park had approximately $1.4 billion of uninsured deposits, which was 16.9% of total deposits. Uninsured deposits of $1.4 billion included $455.0 million of deposits that were over $250,000 but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2024 and 2023

Net interest income increased by $6.3 million, or 6.8%, to $97.8 million for the second quarter of 2024, compared to $91.6 million for the second quarter of 2023. See the discussion under the table below.

	Three months ended June 30, 2024			Three months ended June 30, 2023
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,587,127	$115,555	6.13%	$7,132,025	$96,575	5.43%
Taxable investments	1,115,461	10,950	3.95%	1,418,617	13,431	3.80%
Tax-exempt investments (2)	219,659	1,750	3.20%	421,936	3,679	3.50%
Money market instruments	94,658	1,254	5.33%	149,745	1,909	5.11%
Interest earning assets	$9,016,905	$129,509	5.78%	$9,122,323	$115,594	5.08%

Interest bearing deposits	$5,626,577	$27,895	1.99%	$5,509,022	$20,034	1.46%
Short-term borrowings	123,628	811	2.64%	158,345	728	1.84%
Long-term debt	189,335	2,361	5.02%	188,846	2,340	4.97%
Interest bearing liabilities	$5,939,540	$31,067	2.10%	$5,856,213	$23,102	1.58%
Excess interest earning assets	$3,077,365			$3,266,110
Tax equivalent net interest income		$98,442			$92,492
Net interest spread			3.68%			3.50%
Net interest margin			4.39%			4.07%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $237,000 for the three months ended June 30, 2024 and $147,000 for the same period of 2023.
(2) Interest income on tax-exempt investment `securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $368,000 for the six months ended June 30, 2024 and $773,000 for the same period of 2023.

Average interest earning assets for the second quarter of 2024 decreased by $105.4 million, or 1.2%, to $9,017 million for the second quarter of 2024, compared to $9,122 million for the second quarter of 2023. The average yield on interest earning assets increased by 70 basis points to 5.78% for the second quarter of 2024, compared to 5.08% for the second quarter of 2023.

Average interest bearing liabilities for the second quarter of 2024 increased by $83.3 million, or 1.4%, to $5,940 million, compared to $5,856 million for the second quarter of 2023. The average cost of interest bearing liabilities increased by 52 basis points to 2.10% for the second quarter of 2024, compared to 1.58% for the second quarter of 2023.

Yield on Loans: Average loan balances increased $455.1 million, or 6.4%, to $7,587 million for the second quarter of 2024, compared to $7,132 million for the second quarter of 2023. The average yield on the loan portfolio increased by 70 basis points to 6.13% for the second quarter of 2024, compared to 5.43% for the second quarter of 2023.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2024 and 2023.

	Three months ended June 30, 2024		Three months ended June 30, 2023
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$180,012	8.52%	$166,806	8.20%
Installment loans	1,946,319	6.36%	1,926,504	5.26%
Real estate loans	1,375,013	5.00%	1,228,725	4.27%
Commercial loans (1)	4,082,282	6.28%	3,806,110	5.77%
Other	3,501	9.39%	3,880	9.17%
Total loans before allowance	$7,587,127	6.13%	$7,132,025	5.43%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $237,000 for the three months ended June 30, 2024 and $147,000 for the same period of 2023.

Cost of Deposits: Average interest bearing deposit balances increased $117.6 million, or 2.1%, to $5,627 million for the second quarter of 2024, compared to $5,509 million for the second quarter of 2023. The average cost of funds on deposit balances increased by 53 basis points to 1.99% for the second quarter of 2024, compared to 1.46% for the second quarter of 2023. The table below shows for the three months ended June 30, 2024 and 2023, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2024		Three months ended June 30, 2023
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,161,072	1.74%	$2,212,568	1.47%
Savings deposits and clubs	2,625,611	1.69%	2,754,020	1.45%
Time deposits	672,892	3.23%	542,434	1.45%
Brokered/bid CD deposits	167,002	5.12%	—	N.A.
Total interest bearing deposits	$5,626,577	1.99%	$5,509,022	1.46%

Comparison for the First Half of 2024 and 2023

Net interest income increased by $9.7 million, or 5.3%, to $193.5 million for the first half of 2024, compared to $183.8 million for the first half of 2023. See the discussion under the table below.

	Six months ended June 30, 2024			Six months ended June 30, 2023
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,534,889	$227,008	6.06%	$7,115,723	$188,342	5.34%
Taxable investments	1,150,985	22,849	3.99%	1,435,414	26,410	3.71%
Tax-exempt investments (2)	221,596	3,534	3.21%	422,381	7,364	3.52%
Money market instruments	125,084	3,374	5.42%	220,951	5,305	4.84%
Interest earning assets	$9,032,554	$256,765	5.72%	$9,194,469	$227,421	4.99%

Interest bearing deposits	$5,635,332	$55,088	1.97%	$5,492,931	$35,593	1.31%
Short-term borrowings	148,060	2,275	3.09%	181,280	1,552	1.73%
Long-term debt	189,273	4,721	5.02%	188,787	4,660	4.98%
Interest bearing liabilities	$5,972,665	$62,084	2.09%	$5,862,998	$41,805	1.44%
Excess interest earning assets	$3,059,889			$3,331,471
Tax equivalent net interest income		$194,681			$185,616
Net interest spread			3.63%			3.55%
Net interest margin			4.33%			4.07%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $479,000 for the six months ended June 30, 2024 and $300,000 for the same period of 2023.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $742,000 for the six months ended June 30, 2024 and $1.5 million for the same period of 2023.

Average interest earning assets for the first half of 2024 decreased by $161.9 million, or 1.8%, to $9,033 million for the first half of 2024, compared to $9,194 million for the first half of 2023. The average yield on interest earning assets increased by 73 basis points to 5.72% for the first half of 2024, compared to 4.99% for the first half of 2023.

Average interest bearing liabilities for the first half of 2024 increased by $109.7 million, or 1.9%, to $5,973 million, compared to $5,863 million for the first half of 2023. The average cost of interest bearing liabilities increased by 65 basis points to 2.09% for the first half of 2024, compared to 1.44% for the first half of 2023.

Yield on Loans: Average loan balances increased $419.2 million, or 5.9%, to $7,535 million for the first half of 2024, compared to $7,116 million for the first half of 2023. The average yield on the loan portfolio increased by 72 basis points to 6.06% for the first half of 2024, compared to 5.34% for the first half of 2023.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2024 and 2023.

	Six months ended June 30, 2024		Six months ended June 30, 2023
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$177,453	8.54%	$166,728	7.97%
Installment loans	1,945,320	6.27%	1,919,147	5.15%
Real estate loans	1,360,025	4.93%	1,213,362	4.20%
Commercial loans (1)	4,048,234	6.23%	3,812,390	5.68%
Other	3,857	8.71%	4,096	8.75%
Total loans before allowance	$7,534,889	6.06%	$7,115,723	5.34%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $479,000 for the six months ended June 30, 2024 and $300,000 for the same period of 2023.

Cost of Deposits: Average interest bearing deposit balances increased $142.4 million, or 2.6%, to $5,635 million for the first half of 2024, compared to $5,493 million for the first half of 2023. The average cost of funds on deposit balances increased by 66 basis points to 1.97% for the first half of 2024, compared to 1.31% for the first half of 2023. The table below shows for the six months ended June 30, 2024 and 2023, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2024		Six months ended June 30, 2023
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,164,917	1.72%	$2,184,675	1.31%
Savings deposits and clubs	2,629,155	1.66%	2,765,704	1.32%
Time deposits	665,628	3.12%	542,552	1.23%
Brokered/bid CD deposits	175,632	5.19%	—	N.A.
Total interest bearing deposits	$5,635,332	1.97%	$5,492,931	1.31%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2024 and for the years ended December 31, 2023, 2022 and 2021.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - first six months	6.06%	3.87%	5.42%	5.72%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $479,000 for the six months ended June 30, 2024, and $811,000, $627,000, and $704,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $742,000 for the six months ended June 30, 2024, and $2.9 million, $2.9 million, and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2024 and for the years ended December 31, 2023, 2022 and 2021.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - first six months	1.97%	3.09%	5.02%	2.09%

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

The table below provides additional information on the provision for credit losses for the three-month and six-month periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$85,084	$85,946	$83,745	$85,379
Cumulative change in accounting principle; adoption of ASU 2022-02	—	—	—	383
Charge-offs	3,097	2,685	6,337	4,920
Recoveries	1,475	1,453	3,874	3,689
Net charge-offs	1,622	1,232	2,463	1,231
Provision for credit losses	3,113	2,492	5,293	2,675
Ending balance	$86,575	$87,206	$86,575	$87,206

Net charge-offs as a % of average loans (annualized)	0.09%	0.07%	0.07%	0.03%

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at June 30, 2024, March 31, 2024, December 31, 2023, and June 30, 2023.

(Dollars in thousands)	6/30/2024	3/31/2024	12/31/2023	6/30/2023
Total allowance for credit losses	$86,575	$85,084	$83,745	$87,206
Allowance on accruing PCD loans	—	—	—	—
Reserves on individually evaluated loans	5,311	5,032	4,983	4,132
General reserves on collectively evaluated loans	$81,264	$80,052	$78,762	$83,074

Total loans	$7,664,377	$7,525,005	$7,476,221	$7,208,109
Accruing PCD loans	2,420	2,454	2,835	4,455
Individually evaluated loans	54,993	54,742	45,215	43,887
Collectively evaluated loans	$7,606,964	$7,467,809	$7,428,171	$7,159,767

Allowance for credit losses as a % of period end loans	1.13%	1.13%	1.12%	1.21%
General reserve as a % of collectively evaluated loans	1.07%	1.07%	1.06%	1.16%

The total allowance for credit losses of $86.6 million at June 30, 2024 represented a $1.5 million, or 1.8%, increase compared to $85.1 million at March 31, 2024. The increase was due to a $1.2 million increase in general reserves and a $279,000 increase in specific reserves.

The total allowance for credit losses of $86.6 million at June 30, 2024 represented a $2.8 million, or 3.4%, increase compared to $83.7 million at December 31, 2023. The increase was due to a $2.5 million increase in general reserves and a $328,000 increase in specific reserves.

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

The following table compares Park’s nonperforming assets at June 30, 2024, December 31, 2023 and June 30, 2023.

(In thousands)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Nonaccrual loans	$71,368	$70,189	$60,259	$57,279
Loans past due 90 days or more	1,377	1,570	859	950
Total nonperforming loans	$72,745	$71,759	$61,118	$58,229

OREO	1,210	1,674	983	2,267
Total nonperforming assets	$73,955	$73,433	$62,101	$60,496

Percentage of nonaccrual loans to total loans	0.93%	0.93%	0.81%	0.79%
Percentage of nonperforming loans to total loans	0.95%	0.95%	0.82%	0.81%
Percentage of nonperforming assets to total loans	0.96%	0.98%	0.83%	0.84%
Percentage of nonperforming assets to total assets	0.75%	0.74%	0.63%	0.61%

Nonperforming loans as of June 30, 2024 of $72.7 million represented a $1.0 million, or 1.37%, increase from $71.8 million at March 31, 2024 and represented a $11.6 million, or 19.0%, increase from $61.1 million at December 31, 2023. A majority of the increase occurred in the three months ended March 31, 2024 and included the downgrade of a $5.6 million loan to a non-bank consumer financial company as well as several smaller downgrades.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at June 30, 2024, December 31, 2023 and June 30, 2023. Loans are classified as current if they are less than 30 days past due.

	June 30, 2024		December 31, 2023			June 30, 2023
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$45,895	0.60%	$38,956	0.52%	1	$36,618	0.51%
Nonaccrual loans - past due	25,473	0.33%	21,303	0.29%		20,661	0.28%
Total nonaccrual loans	$71,368	0.93%	$60,259	0.81%		$57,279	0.79%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Pass-rated	$4,018,735	$3,905,673	$3,694,097
Special mention	73,383	57,236	101,387
Substandard	739	3,414	1,868
Individually evaluated for impairment	54,993	45,215	43,887
Accruing PCD	2,339	2,760	4,373
Total	$4,150,189	$4,014,298	$3,845,612
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $74.1 million of collectively evaluated commercial loans included on the watch list at June 30, 2024, compared to $60.7 million at December 31, 2023, and $103.3 million at June 30, 2023. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The increase in watch list credits during the first six months of 2024 was largely due to a $20.3 million loan to a non-bank consumer finance company which was downgraded to special mention, partially offset by problem loan resolutions. The downgraded loan was current in respect to its contractual terms at June 30, 2024.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $25.4 million, or 0.33%, of total loans at June 30, 2024, compared to $23.5 million, or 0.31% of total loans at December 31, 2023, and $18.7 million or 0.26% of total loans at June 30, 2023.

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

Individually evaluated commercial loans were $55.0 million at June 30, 2024, an increase of $9.8 million, compared to $45.2 million at December 31, 2023 and an increase of $11.1 million, compared to $43.9 million at June 30, 2023. At June 30, 2024, Park had taken partial charge-offs of $2.2 million related to the $55.0 million of individually evaluated commercial loans, compared to partial charge-offs of $2.3 million related to the $45.2 million of individually evaluated commercial loans at December 31, 2023.

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At June 30, 2024 and at December 31, 2023, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at June 30, 2024 and at December 31, 2023 was $2.4 million and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality at June 30, 2024 and at December 31, 2023 was $546,000 and $534,000, respectively.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges as it adjusts to the new normal of work from home brought on by the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of June 30, 2024, Park had $226.4 million of loans which were fully or partially secured by non-owner-occupied office space, $224.9 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

Other Income

Other income increased by $3.8 million to $28.8 million for the quarter ended June 30, 2024, compared to $25.0 million for the second quarter of 2023 and increased $5.6 million to $55.0 million for the first half of 2024 compared to $49.4 million for the first half of 2023.

The increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to increases in income from fiduciary activities, miscellaneous income, bank owned life insurance income, gain (loss) on equity securities, net, other components of net periodic pension benefit income and other service income, partially offset by a decrease in debit card fee income.

The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to increases in income from fiduciary activities, bank owned life insurance income, miscellaneous income, and other components of net periodic pension benefit income, partially offset by decreases in debit card fee income, and a loss on the sale of debt securities, net.

The following table provides a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Income from fiduciary activities	$10,728	$8,816	$1,912	$20,752	$17,431	$3,321
Service charges on deposit accounts	2,214	2,041	173	4,320	4,282	38
Other service income	2,906	2,639	267	5,430	5,336	94
Debit card fee income	6,580	6,830	(250)	12,823	13,287	(464)
Bank owned life insurance income	1,565	1,332	233	4,194	2,517	1,677
ATM fees	458	553	(95)	954	1,086	(132)
Loss on the sale of debt securities, net	—	—	—	(398)	—	(398)
Gain (loss) on equity securities, net	358	25	333	(329)	(380)	51
Other components of net periodic pension benefit income	2,204	1,893	311	4,408	3,786	622
Miscellaneous	1,781	886	895	2,840	2,057	783
Total other income	$28,794	$25,015	$3,779	$54,994	$49,402	$5,592

Income from fiduciary activities increased by $1.9 million, or 21.7%, to $10.7 million for the three months ended June 30, 2024, compared to $8.8 million for the same period of 2023 and increased $3.3 million, or 19.1%, to $20.7 million for the six months ended June 30, 2024 compared to $17.4 million for the same period of 2023. The increase in income from fiduciary activities was largely due to an increase in the market value of assets under management as well as updates to the fee structure. The average market value of assets under management for the three months ended June 30, 2024 was $8,373 million compared to $7,646 million for the same period in 2023. The average market value of assets under management for the six months ended June 30, 2024 was $8,373 million compared to $7,554 million for the same period in 2023.

Other service income increased by $267,000, or 10.1%, to $2.9 million for the three months ended June 30, 2024, compared to $2.6 million for the same period of 2023. The primary reasons for the increase for the three months ended June 30, 2024 compared to the same period of 2023 was an increase in fee income related to mortgage loan originations to be sold in the secondary market of $255,000 and an increase in mortgage servicing rights income of $106,000, partially offset by a decrease in real estate investor fees of $70,000 and a decrease in merchant fees of $57,000.

Debit card fee income decreased by $250,000, or 3.7%, to $6.6 million for the three months ended June 30, 2024, compared to $6.8 million for the same period of 2023 and decreased $464,000, or 3.5%, to $12.8 million for the six months ended June 30, 2024, compared to $13.3 million for the same period of 2023. The decrease for both the three-month and six-month periods was partially due to a decrease in the average blended interchange rate per transaction, which is influenced by various factors, including the average spend per transaction.

Bank owned life insurance income increased by $233,000 to $1.6 million for the three months ended June 30, 2024, compared to $1.3 million for the same period of 2023, and increased $1.7 million to $4.2 million for the six months ended June 30, 2024, compared to $2.5 million for the same period of 2023. The increase for the three-month period ended June 30, 2024 compared to the three-month period ended June 30, 2023 was primarily due to an increase in monthly income on the bank owned life insurance policies, as well as an increase in received death benefits. The increase for the six-month period ended June 30, 2024 compared to June 30, 2023 was primarily related to an increase in received death benefits as well as an increase in monthly income on the bank owned life insurance policies.

During the six-month period ended June 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities during the three-month period ended June 30, 2024 or the three-month and six-month periods ended June 30, 2023.

Gain (loss) on equity securities, net, changed by $333,000, to a net gain of $358,000 for the three months ended June 30, 2024 compared to a net gain of $25,000 for the same period in 2023. The $333,000 change for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was related to a $561,000 change in the gain (loss) on other equity securities which went from a net loss of $112,000 for the three months ended June 30, 2023 to a net gain of $449,000 for the three months ended June 30, 2024, and a $228,000 change in the gain (loss) on equity securities held at NAV, which went from a $136,000 net gain for the three months ended June 30, 2023 to a $92,000 net loss for the three months ended June 30, 2024.

Other components of net periodic pension benefit income increased $311,000 to $2.2 million for the three months ended June 30, 2024 compared to $1.9 million for the same period in 2023 and increased $622,000 to $4.4 million for the six months ended June 30, 2024 compared to $3.8 million for the same period in 2023. The increase was largely due to an increase in the expected return on plan assets, partially offset by an increase in interest cost.

Miscellaneous income increased $895,000, or 101.0%, to $1.8 million for the three months ended June 30, 2024, compared to $886,000 million for the same period in 2023. The increase for the three-month period ended June 30, 2024 compared to the same period of 2023 was primarily the result of an increase in the net gain on the sale of assets of $767,000.

Miscellaneous income increased $783,000, or 38.1%, to $2.8 million for the six months ended June 30, 2024, compared to to $2.1 million for the same period in 2024. The increase for the six-month period ended June 30, 2024 compared to the same period of 2023 was primarily the result of an increase in the net gain on the sale of assets of $612,000.

Other Expense

Other expense decreased by $696,000 to $75.2 million for the three months ended June 30, 2024 compared to $75.9 million for the same period of 2023 and increased by $29,000, to remain at $152.4 million, for the six months ended June 30, 2024 compared to the same period of 2023

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Salaries	$35,954	$33,649	$2,305	$71,687	$68,520	$3,167
Employee benefits	9,873	10,538	(665)	21,433	21,354	79
Occupancy expense	2,975	3,214	(239)	6,156	6,567	(411)
Furniture and equipment expense	2,454	3,103	(649)	5,037	6,349	(1,312)
Data processing fees	9,542	9,582	(40)	18,350	18,332	18
Professional fees and services	6,022	7,365	(1,343)	12,839	14,586	(1,747)
Marketing	1,164	1,239	(75)	2,905	2,558	347
Insurance	1,777	1,960	(183)	3,495	3,774	(279)
Communication	1,002	1,045	(43)	2,038	2,082	(44)
State tax expense	1,129	1,096	33	2,239	2,374	(135)
Amortization of intangible assets	320	328	(8)	640	655	(15)
Miscellaneous	2,977	2,766	211	5,598	5,237	361
Total other expense	$75,189	$75,885	$(696)	$152,417	$152,388	$29

Salaries increased by $2.3 million, or 6.9%, to $36.0 million for the three months ended June 30, 2024, compared to $33.6 million for the same period in 2023. The increase for the three months ended June 30, 2024 compared to the same period of 2023 was due to an increase of $1.7 million in incentive compensation expense and an increase of $1.1 million in base salary expense. These increases were partially offset by a decrease in share-based compensation expense of $459,000.

Salaries increased by $3.2 million, or 4.6%, to $71.7 million for the six months ended June 30, 2024, compared to $68.5 million for the same period in 2023. The increase for the six months ended June 30, 2024 compared to the same period of 2023 was due to an increase of $2.7 million in base salary expense and an increase of $1.4 million in incentive compensation expense. These increases were partially offset by a decrease in share-based compensation expense of $842,000.

Employee benefits decreased $665,000, or 6.3%, to $9.9 million for the three months ended June 30, 2024, compared to $10.5 million for the same period in 2023. The $665,000 decrease for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a decrease in group insurance costs of $1.6 million and a decrease in payroll tax expense of $193,000, partially offset by an increase in SERP expense of $535,000, an increase in other employee benefits expense of $352,000 and an increase in pension plan expense of $191,000.

Occupancy expense decreased $239,000, or 7.4%, to $3.0 million for the three months ended June 30, 2024, compared to $3.2 million for the same period in 2023 and decreased $411,000, or 6.3%, to $6.2 million for the six months ended June 30, 2024, compared to $6.6 million for the same period in 2023. The decrease for the three-month period ended June 30, 2024 compared to the same period in 2023 was primarily due to decreases in expense for the rental of leased space, depreciation expense, and parking expense. The decrease for the six-month period ended June 30, 2024 compared to the same period in 2023 was due to decreases in utilities expense and expense for the rental of leased space.

Furniture and equipment expense decreased $649,000, or 20.9%, to $2.5 million for the three months ended June 30, 2024 compared to $3.1 million for the same period in 2023 and decreased $1.3 million, or 20.7%, to $5.0 million for the six months ended June 30, 2024 compared to $6.3 million for the same period in 2023. The decrease for both the three-month and six-month periods ended June 30, 2024 compared to the same periods in 2023 related to decreases in depreciation and maintenance and repairs expense.

Professional fees and services expense decreased $1.3 million, or 18.2%, to $6.0 million for the three months ended June 30, 2024 compared to $7.4 million for the same period in 2023. The decrease for the three-month period ended June 30, 2024 compared to the same period in 2023 primarily related to a $777,000 decrease in consulting fees and a $719,000 decrease in legal expenses.

Professional fees and services expense decreased $1.8 million, or 12.0%, to $12.8 million for the six months ended June 30, 2024 compared to $14.6 million for the same period in 2023. The decrease for the six-month period ended June 30, 2024 compared to the same period in 2023 primarily related to a $1.5 million decrease in legal expense and a $674,000 decrease in consulting fees.

Marketing expense increased $347,000, or 13.6%, to $2.9 million for the six months ended June 30, 2024 compared to $2.6 million for the same period in 2023. The increase for the six-month period ended June 30, 2024 compared to the same period in 2023 related to an increase in advertising expense and community relations and donations expense.

Insurance expense decreased $183,000 or 9.3%, to $1.8 million for the three months ended June 30, 2024 compared to $2.0 million for the same period in 2023 and decreased $279,000, or 7.4%, to $3.5 million for the six months ended June 30, 2024 compared to $3.8 million for the same period in 2023. The decrease for both the three-month and the six-month periods ended June 30, 2024 compared to the periods ended June 30, 2023 related to a decrease in FDIC insurance assessment expense.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands except per common share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	Affected Line Item
Net interest income	$97,837	$91,572	$193,460	$183,770
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	271	164	623	364	Interest and fees on loans
less interest income on former Vision Bank relationships	5	13	7	587	Interest and fees on loans
Net interest income - adjusted	$97,561	$91,395	$192,830	$182,819

Provision for credit losses	$3,113	$2,492	$5,293	$2,675
less recoveries on former Vision Bank relationships	(117)	(25)	(1,070)	(748)	Provision for credit losses
Provision for credit losses - adjusted	$3,230	$2,517	$6,363	$3,423

Total other income	$28,794	$25,015	$54,994	$49,402
less loss on sale of debt securities, net	—	—	(398)	—	Loss on the sale of debt securities, net
less write-downs on strategic initiatives	813	—	658	—	Miscellaneous
less Vision related gain on the sale of OREO, net	(7)	—	114	—	Miscellaneous
less other service income related to former Vision Bank relationships	6	—	13	135	Other service income
Total other income - adjusted	$27,982	$25,015	$54,607	$49,267

Total other expense	$75,189	$75,885	$152,417	$152,388
less direct expenses related to collection of payments on former Vision Bank loan relationships	—	—	—	100	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	320	328	640	655	Amortization of intangible assets
Total other expense - adjusted	$74,869	$75,557	$151,777	$151,633

Tax effect of adjustments to net income identified above (7)	$(186)	$26	$(304)	$(227)

Net income - reported	$39,369	$31,584	$74,573	$65,317
Net income - adjusted (6)	$38,670	$31,684	$73,430	$64,465

Diluted EPS	$2.42	$1.94	$4.60	$4.01
Diluted EPS- adjusted (6)	$2.38	$1.95	$4.53	$3.96

Annualized return on average assets (1)(2)	1.61%	1.28%	1.52%	1.32%
Annualized return on average assets- adjusted (1)(2)(6)	1.59%	1.28%	1.50%	1.30%

Annualized return on average tangible assets (1)(2)(4)	1.64%	1.30%	1.55%	1.34%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.61%	1.30%	1.53%	1.32%

Annualized return on average shareholders' equity (1)(2)	13.52%	11.61%	12.88%	12.07%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	13.28%	11.65%	12.68%	11.92%

Annualized return on average tangible equity (1)(2)(3)	15.72%	13.68%	14.98%	14.23%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	15.44%	13.73%	14.76%	14.04%

Efficiency ratio (5)	59.09%	64.58%	61.05%	64.84%
Efficiency ratio- adjusted (5)(6)	59.35%	64.40%	61.04%	64.82%

Annualized net interest margin (5)	4.39%	4.07%	4.33%	4.07%
Annualized net interest margin- adjusted (5)(6)	4.38%	4.06%	4.32%	4.05%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months and six months ended June 30, 2024 and June 30, 2023, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
AVERAGE SHAREHOLDERS' EQUITY	$1,171,347	$1,091,016	$1,164,765	$1,090,985
Less: Average goodwill and other intangible assets	163,816	165,129	163,977	165,292
AVERAGE TANGIBLE EQUITY	$1,007,531	$925,887	$1,000,788	$925,693

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
AVERAGE ASSETS	$9,811,326	$9,917,805	$9,837,352	$9,987,953
Less: Average goodwill and other intangible assets	163,816	165,129	163,977	165,292
AVERAGE TANGIBLE ASSETS	$9,647,510	$9,752,676	$9,673,375	$9,822,661

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income	$128,904	$114,674	$255,544	$225,575
FTE adjustment	605	920	1,221	1,846
FTE interest income	$129,509	$115,594	$256,765	$227,421
Interest expense	31,067	23,102	62,084	41,805
FTE net interest income	$98,442	$92,492	$194,681	$185,616

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

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$39,369	$31,584	$74,573	$65,317
Plus: Income taxes	8,960	6,626	16,171	12,792
Plus: Provision for credit losses	3,113	2,492	5,293	2,675
Pre-tax, pre-provision net income	$51,442	$40,702	$96,037	$80,784

Income Tax

Income tax expense was $9.0 million for the second quarter of 2024 and consisted of federal income tax expense of $8.7 million and state income tax expense of $273,000. This compares to income tax expense of $6.6 million for the second quarter of 2023, which consisted of federal income tax expense of $6.3 million and state income tax expense of $345,000. The effective income tax rate for the second quarter of 2024 was 18.5%, compared to 17.3% for the same period in 2023. Income tax expense was $16.2 million for the first half of 2024 and consisted of federal income tax expense of $15.6 million and state income tax expense of $595,000. This compares to income tax expense of $12.8 million for the first half of 2023, which consisted of federal income tax expense of $12.7 million and state income tax expense of $111,000. The effective income tax rate for the first half of 2024 was 17.8%, compared to 16.4% for the same period in 2023.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2024 year will be approximately $6.3 million.

Comparison of Financial Condition
At June 30, 2024 and at December 31, 2023

Changes in Financial Condition

Total assets increased by $83.3 million during the first six months of 2024 to $9,920 million at June 30, 2024, compared to $9,836 million at December 31, 2023. This increase was primarily due to the following:

•Cash and cash equivalents increased by $43.2 million, or 19.8%, to $261.5 million at June 30, 2024, compared to $218.3 million at December 31, 2023. Money market instruments increased by $61.1 million and cash and due from banks decreased by $17.9 million.
•Loans increased by $188.2 million, or 2.5%, to $7,664 million at June 30, 2024, compared to $7,476 million at December 31, 2023.
•Total investment securities decreased by $164.3 million, or 11.5%, to $1,265 million at June 30, 2024, compared to $1,429 million at December 31, 2023.

Total liabilities increased by $45.4 million, or 0.5%, during the first six months of 2024 to $8,737 million at June 30, 2024, compared to $8,691 million at December 31, 2023. This change was primarily due to the following:

•Total deposits increased by $269.9 million, or 3.4%, to $8,313 million at June 30, 2024, compared to $8,043 million at December 31, 2023. This increase was primarily due to the seasonal increase in public funds.
•Short-term borrowings decreased by $233.7 million, or 71.2%, to $94.5 million at June 30, 2024, compared to $328.2 million at December 31, 2023.

Total shareholders’ equity increased by $38.0 million, or 3.3%, to $1,183 million at June 30, 2024, from $1,145 million at December 31, 2023. This change was primarily due to the following:

•Retained earnings increased by $39.3 million during the period primarily as a result of net income of $74.6 million, partially offset by cash dividends on common shares of $34.6 million.
•Treasury shares decreased by $3.4 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Common shares decreased by $2.5 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes), partially offset by an increase due to share-based compensation expense.

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

Liquidity

Cash provided by operating activities was $85.2 million and $57.7 million for the six months ended June 30, 2024 and 2023, respectively. Net income was the primary source of cash from operating activities for each of the six-months periods ended June 30, 2024 and 2023.

Cash used in investing activities was $40.2 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $162.4 million for the six months ended June 30, 2024 and $71.3 million for the six months ended June 30, 2023. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $185.4 million and $62.4 million for the six months ended June 30, 2024 and 2023, respectively.

Cash used in financing activities was $1.9 million and $15.0 million for the six months ended June 30, 2024 and 2023, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $269.9 million and $124.3 million of cash for the six months ended June 30, 2024 and 2023, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the six months ended June 30, 2024 and 2023, net short-term borrowings decreased and used $233.7 million and $83.4 million in cash, respectively. For the six months ended June 30, 2023, cash declined by $17.9 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the six months ended June 30, 2024. Finally, cash declined by $35.1 million for both of the six months ended June 30, 2024 and 2023, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $2.09 billion at June 30, 2024. The Corporation’s loan to asset ratio was 77.26% at June 30, 2024, compared to 76.01% at December 31, 2023 and 72.81% at June 30, 2023. Cash and cash equivalents were $261.5 million at June 30, 2024, compared to $218.3 million at December 31, 2023 and $230.4 million at June 30, 2023. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at June 30, 2024 was $1,183 million, or 11.9% of total assets, compared to $1,145 million, or 11.6% of total assets, at December 31, 2023 and $1,089 million, or 11.0% of total assets, at June 30, 2023.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2024. The following table indicates the capital ratios for PNB and Park at June 30, 2024 and December 31, 2023.

	At June 30, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	9.62%	11.23%	11.23%	12.64%
Park National Corporation	11.29%	13.22%	13.04%	16.41%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	9.11%	10.95%	10.95%	12.35%
Park National Corporation	10.74%	12.97%	12.79%	16.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 70 of Park’s 2023 Form 10-K (Table 32) for disclosure concerning contractual obligations and commitments at December 31, 2023. There were no significant changes in contractual obligations and commitments during the first six months of 2024.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Loan commitments	$1,584,439	$1,527,577
Standby letters of credit	$32,599	$31,261

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

On page 69 (Table 31) of Park’s 2023 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $782.9 million or 8.7% of total interest earning assets at December 31, 2023. At June 30, 2024, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $592.1 million or 6.48% of total interest earning assets.

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

On page 70 of Park’s 2023 Form 10-K, management reported that at December 31, 2023, the earnings simulation model projected that net income would increase by 1.5% using a rising interest rate scenario and decrease by 1.9% using a declining interest rate scenario over the next year. At June 30, 2024, the earnings simulation model projected that net income would decrease by 0.3% using a rising interest rate scenario and would decrease by 0.1% in a declining interest rate scenario. At June 30, 2024, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of June 30, 2024 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2024, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2024	—	$—	—	996,088
May 1 through May 31, 2024	—	—	—	996,088
June 1 through June 30, 2024	—	—	—	996,088
Total	—	$—	—	996,088

(1)The number shown represents, as of the end of each period, the maximum number of Common Shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, which announcement was made on April 24, 2017; Park's publicly announced stock repurchase authorization covering 500,000 Common Shares which was announced on January 23, 2017; and Park's stock repurchase authorization covering 500,000 Common Shares which was announced on January 28, 2019 and as to which approval from the Federal Reserve was obtained in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019.

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended June 30, 2024, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 6.      Exhibits

3.1
Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (Incorporated herein by reference to Exhibit 3.1(i) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 1-13006))

3.2
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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Filed herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Filed herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2024 and December 31, 2023 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the six months ended June 30, 2024 and 2023 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and the six months ended June 30, 2024 and 2023 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the six months ended June 30, 2024 and 2023 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

August 2, 2024	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

August 2, 2024	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)