Form 10-Q
period 2024-09-30
PARK NATIONAL CORP /OH/
filed 2024-11-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

 Yes   ☐   No   ☒

At November 1, 2024, the number of common shares, without par value, of the registrant issued and outstanding was 16,158,982.

PARK NATIONAL CORPORATION

Glossary of Abbreviations and Acronyms

References in this Form 10-Q to "we," "our," "us," "Company," "Corporation," or "Park" are collectively to Park National Corporation and its subsidiaries. In addition, Park has identified the following list of abbreviations and acronyms that are used in the Unaudited Consolidated Condensed Financial Statements, Notes to Unaudited Consolidated Condensed Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	LGD	Loss given default
2017 Non-Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	MSRs	Mortgage servicing rights
ACH	Automated clearing house	NAV	Net asset value
ACL	Allowance for credit losses	NewDominion	NewDominion Bank
AFS	Available-for-sale	NSF	Non-sufficient funds
ASC	Accounting Standards Codification	OREO	Other real estate owned
ASU	Accounting Standards Update	Park's 2023 Form 10-K	The Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2023
ATM	Automated teller machine	PBRSUs	Performance-based restricted stock units
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
DDA	Demand deposit account	PPP	CARES Act Paycheck Protection Program
EPS	Earnings per common share	PBO	Projected benefit obligation
FASB	Financial Accounting Standards Board	PTPP	Pre-tax, pre-provision
FDIC	Federal Deposit Insurance Corporation	Registrant	Park National Corporation
FFIEC	Federal Financial Institutions Examination Council	ROU	Right-of-use
FHLB	Federal Home Loan Bank	SARs	Stock appreciation rights
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTE	Fully taxable equivalent	SERP	Supplemental Executive Retirement Plan
GDP	Gross domestic product	TBRSUs	Time-based restricted stock units
HELOC	Home equity line of credit	TDRs	Troubled debt restructurings
HPI	Home price index	U.S.	United States of America
IRLC	Interest rate lock commitment	U.S. GAAP	United States Generally Accepted Accounting Principles
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	VOV	Verification of value
LDA	Loss driver analysis

Cautionary Note Regarding Forward-Looking Statements

Certain statements by Park included in this Quarterly Report on Form 10-Q, including without limitation, in Part I- Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operation,” or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations, estimates, or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s current expectations, estimates, and projections concerning future results or events and are subject to a number of risks and uncertainties. These statements are often identified because they are not limited to historical fact or by the use of forward-looking words or phrases such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements as a result of various risk factors. See Item 1A. Risk Factors” in Part I of Park's 2023 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.

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

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$147,338	$160,477
Money market instruments	54,345	57,791
Cash and cash equivalents	201,683	218,268

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,192,562 and $1,418,770 at September 30, 2024 and December 31, 2023, respectively, and no allowance for credit losses at September 30, 2024 or at December 31, 2023)	1,129,875	1,332,842
Other investment securities	103,422	96,302
Total investment securities	1,233,297	1,429,144

Loans	7,730,984	7,476,221
Allowance for credit losses	(87,237)	(83,745)
Net loans	7,643,747	7,392,476

Bank owned life insurance	235,434	231,631
Prepaid assets	194,734	165,879
Goodwill	159,595	159,595
Other intangible assets	3,725	4,652
Premises and equipment, net	70,939	74,211
Affordable housing tax credit investments	67,287	62,703
OREO	1,119	983
Accrued interest receivable	36,869	39,236
Operating lease ROU asset	16,169	15,715
Mortgage loan servicing rights	14,063	14,656
Other	24,388	27,304
Total assets	$9,903,049	$9,836,453

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	September 30, 2024	December 31, 2023
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,516,722	$2,628,234
Interest bearing	5,697,949	5,414,332
Total deposits	8,214,671	8,042,566

Short-term borrowings	117,442	328,182
Subordinated notes	189,522	189,147
Unfunded commitments in affordable housing tax credit investments	31,688	28,768
Operating lease liability	17,282	16,605
Allowance for credit losses on off-balance sheet commitments	6,150	5,103
Accrued interest payable	6,350	6,860
Other	80,531	73,929
Total liabilities	$8,663,636	$8,691,160

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 common shares issued at September 30, 2024 and at December 31, 2023)	462,129	463,280
Retained earnings	964,008	903,877
Treasury shares (1,471,464 common shares at September 30, 2024 and 1,506,625 common shares at December 31, 2023)	(152,040)	(155,673)
Accumulated other comprehensive loss, net of taxes	(34,684)	(66,191)
Total shareholders' equity	1,239,413	1,145,293
Total liabilities and shareholders’ equity	$9,903,049	$9,836,453

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:

Interest and fees on loans	$120,203	$103,258	$346,732	$291,300

Interest and dividends on:
Debt securities - taxable	10,228	13,321	33,077	39,731
Debt securities - tax-exempt	1,381	2,900	4,173	8,718
Other interest income	1,996	1,410	5,370	6,715
Total interest and dividend income	133,808	120,889	389,352	346,464

Interest expense:

Interest on deposits:
Demand and savings deposits	22,762	20,029	62,987	52,309
Time deposits	7,073	3,097	21,936	6,410

Interest on borrowings:
Short-term borrowings	492	1,136	2,767	2,688
Subordinated notes	2,367	2,358	7,088	7,018

Total interest expense	32,694	26,620	94,778	68,425

Net interest income	101,114	94,269	294,574	278,039

Provision for (recovery of) credit losses	5,315	(1,580)	10,608	1,095

Net interest income after provision for (recovery of) credit losses	$95,799	$95,849	$283,966	$276,944

Other income:
Income from fiduciary activities	$10,615	$9,100	$31,367	$26,531
Service charges on deposit accounts	2,362	2,109	6,682	6,391
Other service income	3,036	2,615	8,466	7,951
Debit card fee income	6,539	6,652	19,362	19,939
Bank owned life insurance income	2,057	1,448	6,251	3,965
ATM fees	471	575	1,425	1,661
Pension settlement gain	5,783	—	5,783	—
Loss on the sale of debt securities, net	—	—	(398)	—
Gain on equity securities, net	1,557	998	1,228	618
Other components of net periodic pension benefit income	2,204	1,893	6,612	5,679
Miscellaneous	1,906	2,323	4,746	4,380
Total other income	$36,530	$27,713	$91,524	$77,115

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other expense:
Salaries	$38,370	$34,525	$110,057	$103,045
Employee benefits	10,162	10,822	31,595	32,176
Occupancy expense	3,731	3,203	9,887	9,770
Furniture and equipment expense	2,571	3,060	7,608	9,409
Data processing fees	11,764	9,700	30,114	28,032
Professional fees and services	7,842	7,572	20,681	22,158
Marketing	1,464	1,197	4,369	3,755
Insurance	1,640	2,158	5,135	5,932
Communication	955	1,135	2,993	3,217
State tax expense	1,116	1,125	3,355	3,499
Amortization of intangible assets	287	334	927	989
Foundation contributions	2,000	—	2,000	—
Miscellaneous	3,779	2,977	9,377	8,214
Total other expense	$85,681	$77,808	$238,098	$230,196

Income before income taxes	$46,648	$45,754	$137,392	$123,863

Income taxes	8,431	8,837	24,602	21,629

Net income	$38,217	$36,917	$112,790	$102,234

Earnings per common share:
Basic	$2.37	$2.29	$6.99	$6.32
Diluted	$2.35	$2.28	$6.95	$6.29

Weighted average common shares outstanding:
Basic	16,151,640	16,133,310	16,139,335	16,180,261
Diluted	16,264,393	16,217,880	16,231,766	16,261,109

Regular cash dividends declared per common share	$1.06	$1.05	$3.18	$3.15

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$38,217	$36,917	$112,790	$102,234

Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Amortization of prior service cost, net of income tax effect of $8 for the three months and nine months ended September 30, 2024	29	—	29	—
Unrealized net actuarial gain, net of income tax effect of $4,702 for the three months and nine months ended September 30, 2024	17,687	—	17,687	—
Gain recognition on partial settlement of vested benefits, net of income tax effect of $(1,214) for the three months and nine months ended September 30, 2024	(4,569)	—	(4,569)	—
Change in funded status of defined benefit pension plan, net of income tax effect	13,147	—	13,147	—

Debt securities available-for-sale:
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $5,482 and $(5,078) for the three months ended September 30, 2024 and 2023, respectively, and $4,797 and $(3,588) for the nine months ended September 30, 2024 and 2023, respectively	20,623	(19,104)	18,046	(13,496)
Net loss realized on sale of debt securities, AFS, net of income tax effect of $84 for the nine months ended September 30, 2024	—	—	314	—
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect	20,623	(19,104)	18,360	(13,496)

Other comprehensive income (loss)	$33,770	$(19,104)	$31,507	$(13,496)

Comprehensive income	$71,987	$17,813	$144,297	$88,738

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$—	$463,280	$903,877	$(155,673)	$(66,191)
Net income			35,204
Other comprehensive loss, net of tax					(204)
Dividends on common shares at $1.06 per common share			(17,287)
Issuance of 33,044 common shares under share-based compensation awards, net of 21,937 common shares withheld to pay employee income taxes		(5,701)	(693)	3,414
Share-based compensation expense		1,953
Balance at March 31, 2024	$—	$459,532	$921,101	$(152,259)	$(66,395)
Net income			39,369
Other comprehensive loss, net of tax					(2,059)
Dividends on common shares at $1.06 per common share			(17,321)
Share-based compensation expense		1,289
Balance at June 30, 2024	$—	$460,821	$943,149	$(152,259)	$(68,454)
Net income			38,217
Other comprehensive income, net of tax					33,770
Dividends on common shares at $1.06 per common share			(17,322)
Issuance of 2,117 common shares under share-based compensation awards, net of 958 common shares withheld to pay employee income taxes		(319)	(36)	219
Share-based compensation expense		1,627
Balance at September 30, 2024	$—	$462,129	$964,008	$(152,040)	$(34,684)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$462,404	$847,235	$(138,019)	$(102,394)
Cumulative effect of a change in accounting principle			(303)
Balance at January 1, 2023	$—	$462,404	$846,932	$(138,019)	$(102,394)
Net income			33,733
Other comprehensive income, net of tax					12,361
Dividends on common shares at $1.05 per common share			(17,285)
Issuance of 34,484 common shares under share-based compensation awards, net of 21,981 common shares withheld to pay employee income taxes		(5,309)	(862)	3,564
Share-based compensation expense		2,336
Repurchase of 124,000 common shares to be held as treasury shares				$(15,308)
Balance at March 31, 2023	$—	$459,431	$862,518	$(149,763)	$(90,033)
Net income			31,584
Other comprehensive loss, net of tax					(6,753)
Dividends on common shares at $1.05 per common share			(17,187)
Issuance of 4,358 common shares under share-based compensation awards, net of 1,992 common shares withheld to pay employee income taxes		(602)	(85)	450
Share-based compensation expense		1,749
Repurchase of 25,000 common shares to be held as treasury shares				(2,552)
Balance at June 30, 2023	$—	$460,578	$876,830	$(151,865)	$(96,786)
Net income			36,917
Other comprehensive loss, net of tax					(19,104)
Dividends on common shares at $1.05 per common share			(17,120)
Share-based compensation expense		1,271
Repurchase of 50,000 common shares to be held as treasury shares				$(5,157)
Balance at September 30, 2023	$—	$461,849	$896,627	$(157,022)	$(115,890)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$112,790	$102,234

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,608	1,095
Accretion of loan fees and costs, net	(6,663)	(6,621)
Depreciation of premises and equipment	9,114	10,635
Amortization of investment securities, net	1,203	3,156
Pension settlement gain	(5,783)	—
Loss on the sale of debt securities, net	398	—
Gain on equity securities, net	(1,228)	(618)
Loan originations to be sold in secondary market	(82,416)	(53,432)
Proceeds from sale of loans in secondary market	82,113	53,711
Gain on sale of loans in secondary market	(1,484)	(996)
Share-based compensation expense	4,869	5,356
Bank owned life insurance income	(6,251)	(3,965)
Investment in qualified affordable housing tax credits amortization	6,416	6,292

Changes in assets and liabilities:
Decrease (increase) in prepaid dealer premiums	115	(1,339)
Decrease (increase) in other assets	2,427	(6,030)
Increase (decrease) in other liabilities	3,395	(12,099)
Net cash provided by operating activities	$129,623	$97,379

Investing activities:
Proceeds from sales of investment securities	$30,797	$—
Proceeds from the redemption/repurchase of FHLB stock	15,989	4,605
Proceeds from calls and maturities of:
Debt securities AFS	196,410	108,281
Purchases of:
Debt securities AFS	(2,100)	(3,981)
Equity securities	(8,046)	(2,195)
FHLB stock	(9,225)	(13,636)
Net (increase) decrease in other investments	(2,110)	2,009
Net loan originations, portfolio loans	(254,937)	(203,822)
Investment in qualified affordable housing tax credits	(8,080)	(6,579)
Proceeds from the sale of OREO	987	965
Bank owned life insurance death benefits	5,171	1,658
Purchases of bank owned life insurance	(9,933)	(2,500)
Purchases of premises and equipment	(7,092)	(5,858)
Net cash used in investing activities	$(52,169)	$(121,053)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2024	2023
Financing activities:
Net increase (decrease) in deposits	$170,920	$(185,164)
Net decrease in off-balance sheet deposits	1,185	195,173
Net (decrease) increase in short-term borrowings	(210,740)	125,444
Value of common shares withheld to pay employee income taxes	(3,116)	(2,844)
Repurchase of common shares to be held as treasury shares	—	(23,017)
Cash dividends paid	(52,288)	(52,028)
Net cash (used in) provided by financing activities	$(94,039)	$57,564

(Decrease) increase in cash and cash equivalents	(16,585)	33,890

Cash and cash equivalents at beginning of year	218,268	189,728

Cash and cash equivalents at end of period	$201,683	$223,618

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$95,288	$68,634

Federal income tax	19,010	12,200

Non-cash items:
Loans transferred to OREO	$1,008	$1,051

ROU assets obtained in exchange for lease obligations	2,654	499

New commitments in affordable housing tax credits	11,000	10,000

New commitments in other investment securities	2,500	2,745

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and the nine-month periods ended September 30, 2024 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2024.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X of the SEC. Therefore, they do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive income, consolidated condensed statements of changes in shareholders’ equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in Park's 2023 Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2023 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Note 2 - Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards

The following is a summary of new accounting pronouncements impacting Park's consolidated condensed financial statements:

Adoption of New Accounting Pronouncements

No significant new pronouncements were adopted during the three months or nine months ended September 30, 2024.

Issued But Not Yet Effective Accounting Standards

ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative: In October 2023, FASB issued ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements. In the final rule, the SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into US GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations if the FASB incorporated them into the relevant ASC subtopics. The disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC.

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

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 requires entities to adopt the changes to the segment reporting guidance on a retrospective basis and early adoption is permitted. The adoption of the provisions of ASU 2023-07 is not expected to have an impact on Park's consolidated financial statements, but will impact disclosures.

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

Note 3 – Investment Securities

Investment securities at September 30, 2024 and at December 31, 2023, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2024:
Obligations of U.S. Government sponsored entities	$250	$—	$2	$248
Obligations of states and political subdivisions	219,248	484	13,362	206,370
U.S. Government sponsored entities' asset-backed securities	608,962	74	48,187	560,849
Collateralized loan obligations	343,370	434	75	343,729
Corporate debt securities	20,732	4	2,057	18,679
Total	$1,192,562	$996	$63,683	$1,129,875

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2023:
Obligations of states and political subdivisions	$251,531	$1,173	$11,520	$241,184
U.S. Government sponsored entities' asset-backed securities	703,645	23	68,193	635,475
Collateralized loan obligations	443,112	31	4,857	438,286
Corporate debt securities	20,482	—	2,585	17,897
Total	$1,418,770	$1,227	$87,155	$1,332,842

Investment securities in an unrealized loss position at September 30, 2024, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$248	$2	$—	$—	$248	$2
Obligations of states and political subdivisions	23,999	312	144,936	13,050	168,935	13,362
U.S. Government sponsored entities' asset-backed securities	—	—	553,361	48,187	553,361	48,187
Collateralized loan obligations	66,578	22	73,616	53	140,194	75
Corporate debt securities	944	16	15,609	2,041	16,553	2,057
Total	$91,769	$352	$787,522	$63,331	$879,291	$63,683

 Investment securities in an unrealized loss position at December 31, 2023, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$46,685	$420	$103,993	$11,100	$150,678	$11,520
U.S. Government sponsored entities' asset-backed securities	—	—	634,261	68,193	634,261	68,193
Collateralized loan obligations	—	—	404,019	4,857	404,019	4,857
Corporate debt securities	9,530	702	8,367	1,883	17,897	2,585
Total	$56,215	$1,122	$1,150,640	$86,033	$1,206,855	$87,155

At September 30, 2024, Park’s debt securities portfolio consisted of $1.1 billion of securities, $879.3 million of which were in an unrealized loss position with aggregate unrealized losses of $63.7 million. Of the $879.3 million of securities in an unrealized loss position, $787.5 million were in an unrealized loss position for 12 months or longer. Of the $63.7 million in unrealized losses, $48.2 million were related to Park's "Obligations of U.S. Government sponsored entities" and "U.S. Government sponsored entities' asset-backed securities" portfolios. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no ACL recorded for debt securities AFS at either September 30, 2024 or December 31, 2023. Additionally, for the three months and the nine months ended September 30, 2024 and 2023, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at September 30, 2024, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S.Government sponsored entities
Due within one year	$250	$248	2.88%
Total	$250	$248	2.88%

Obligations of state and political subdivisions:
Due within one year	$250	$250	6.06%
Due one through five years	1,494	1,494	3.15%
Due five through ten years	94,696	91,936	3.18%
Due over ten years	122,808	112,690	3.19%
Total	$219,248	$206,370	3.19%

U.S. Government sponsored entities' asset-backed securities	$608,962	$560,849	1.86%

Collateralized loan obligations	$343,370	$343,729	7.00%

Corporate debt securities
Due within one year	$961	$945	9.67%
Due five through ten years	19,771	17,734	4.10%
Total	$20,732	$18,679	4.36%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During the nine-month period ended September 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities AFS during the three month period ended September 30, 2024. There were no sales of debt securities AFS during the three month or nine-month periods ended September 30, 2023.

Investment securities having a fair value of $724.7 million and $602.0 million at September 30, 2024 and December 31, 2023, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at September 30, 2024 and December 31, 2023 were as follows:

(In thousands)	September 30, 2024	December 31, 2023
FHLB stock	$10,990	$17,754
FRB stock	14,653	14,653
Equity investments carried at fair value	7,861	2,089
Equity investments carried at modified cost (1)	19,347	15,921
Equity investments carried at NAV	50,571	45,885
Total other investment securities	$103,422	$96,302
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $1.4 million have been recorded as a result of observable price changes. There were $571,000 in upward adjustments recorded during the nine months ended September 30, 2024 as a result of observable price changes. There were no adjustments recorded during the three months ended September 30, 2024 as a result of observable price changes. There were no adjustments recorded during the three months and nine months ended September 30, 2023 as a result of observable price changes.

During the three months ended September 30, 2024, Park purchased 27,233 shares of FHLB stock with a book value of $2.7 million. During the nine months ended September 30, 2024, Park purchased 92,245 shares of FHLB stock with a book value of $9.2 million. During the three months ended September 30, 2023, Park purchased 122,296 shares of FHLB stock with a book value of $12.2 million. During the nine months ended September 30, 2023, Park purchased 136,371 shares of FHLB stock with a book value of $13.6 million.

During the three months ended September 30, 2024, the FHLB repurchased 23,548 shares of FHLB stock with a book value of $2.4 million. During the nine months ended September 30, 2024, the FHLB repurchased 159,886 shares of FHLB stock with a book value of $16.0 million. During the three months ended September 30, 2023, the FHLB repurchased 10,002 shares of FHLB stock with a book value of $1.0 million. During the nine months ended September 30, 2023, the FHLB repurchased 46,054 shares of FHLB stock with a book value of $4.6 million.

No shares of FRB stock were purchased or sold during the three months or nine months ended September 30, 2024 or 2023.

During the three months ended September 30, 2024 and 2023, $700,000 and $74,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2024 and 2023, $1.2 million and $(65,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended September 30, 2024 and 2023, $857,000 and $924,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2024 and 2023, $75,000 and $683,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at September 30, 2024 and at December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,299,399	$1,292,025
PPP loans	1,123	2,116
Overdrafts	1,012	1,499
Commercial real estate (1)	1,957,079	1,875,993
Construction real estate:
Commercial	252,120	209,226
Retail	98,767	95,873
Residential real estate:
Commercial	627,680	609,410
Mortgage	1,319,170	1,239,861
HELOC	197,008	174,349
Installment	6,152	5,904
Consumer:
Consumer	1,941,225	1,943,869
Check loans	1,948	2,067
Leases	28,301	24,029
Total	$7,730,984	$7,476,221
Allowance for credit losses	(87,237)	(83,745)
Net loans	$7,643,747	$7,392,476
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.2 million at September 30, 2024, and of $19.8 million at December 31, 2023, which represented a net deferred income position at both dates. At September 30, 2024 and December 31, 2023, loans included purchase accounting adjustments of $918,000 and $1.8 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.0 million and $1.5 million were reclassified to loans at September 30, 2024 and at December 31, 2023, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at September 30, 2024 and December 31, 2023.

	September 30, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$28,305	$2,004	$30,309
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	21,090	—	21,090
Construction real estate:
Commercial	25	—	25
Retail	23	—	23
Residential real estate:
Commercial	4,179	—	4,179
Mortgage	11,082	689	11,771
HELOC	834	—	834
Installment	33	—	33
Consumer:
Consumer	2,399	857	3,256
Check loans	—	—	—
Leases	21	—	21
Total loans	$67,991	$3,550	$71,541

	December 31, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$21,284	$14	$21,298
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,740	—	20,740
Construction real estate:
Commercial	504	—	504
Retail	—	26	26
Residential real estate:
Commercial	2,670	—	2,670
Mortgage	11,786	206	11,992
HELOC	815	—	815
Installment	16	—	16
Consumer
Consumer	2,371	613	2,984
Check loans	—	—	—
Leases	73	—	73
Total loans	$60,259	$859	$61,118

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at September 30, 2024 and December 31, 2023:

	September 30, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$22,961	$5,344	$2,479
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,641	449	13
Construction real estate:
Commercial	25	—	—
Retail	—	23	1
Residential real estate:
Commercial	4,179	—	—
Mortgage	—	11,082	112
HELOC	—	834	136
Installment	—	33	1
Consumer
Consumer	—	2,399	552
Check loans	—	—	—
Leases	21	—	—
Total loans	$47,827	$20,164	$3,294

	December 31, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,634	$12,650	$4,985
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,175	565	2
Construction real estate:
Commercial	504	—	—
Retail	—	—	—
Residential real estate:
Commercial	2,670	—	—
Mortgage	—	11,786	117
HELOC	—	815	25
Installment	—	16	—
Consumer
Consumer	—	2,371	672
Check loans	—	—	—
Leases	73	—	—
Total	$32,056	$28,203	$5,801

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Management’s general practice is to proactively charge down loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at September 30, 2024 and at December 31, 2023:

	September 30, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,788	$14,235	$7,905	$27,928
Commercial real estate	22,395	11	—	22,406
Construction real estate:
Commercial	618	—	—	618
Residential real estate:
Commercial	4,382	—	—	4,382
Mortgage	79	—	—	79
Leases	—	21	—	21
Total loans	$33,262	$14,267	$7,905	$55,434

	December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,137	$9,377	$3,737	$21,251
Commercial real estate	22,096	514	—	22,610
Construction real estate:
Commercial	1,130	—	—	1,130
Residential real estate:
Commercial	2,910	—	—	2,910
Mortgage	76	—	—	76
Leases	—	73	—	73
Total loans	$34,349	$9,964	$3,737	$48,050

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and the nine-month periods ended September 30, 2024 and 2023:

	Interest Income Recognized
(In thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Commercial, financial and agricultural:
Commercial, financial and agricultural	$441	$253	$1,018	$1,580
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	257	177	822	537
Construction real estate:
Commercial	—	5	38	59
Retail	1	—	1	—
Residential real estate:
Commercial	62	37	169	100
Mortgage	85	58	238	160
HELOC	2	1	9	16
Installment	—	1	—	3
Consumer:
Consumer	32	25	90	65
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$880	$557	$2,385	$2,520

The following tables present the aging of the amortized cost in past due loans at September 30, 2024 and at December 31, 2023 by class of loan:

	September 30, 2024
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$3,265	$16,815	$20,080	$1,279,319	$1,299,399
PPP loans	1	—	1	1,122	1,123
Overdrafts	—	—	—	1,012	1,012
Commercial real estate	236	2,146	2,382	1,954,697	1,957,079
Construction real estate:
Commercial	—	—	—	252,120	252,120
Retail	86	—	86	98,681	98,767
Residential real estate:
Commercial	717	219	936	626,744	627,680
Mortgage	8,666	5,120	13,786	1,305,384	1,319,170
HELOC	231	621	852	196,156	197,008
Installment	28	22	50	6,102	6,152
Consumer:
Consumer	7,894	1,283	9,177	1,932,048	1,941,225
Check loans	1	—	1	1,947	1,948
Leases	196	—	196	28,105	28,301
Total loans	$21,321	$26,226	$47,547	$7,683,437	$7,730,984
(1) Includes an aggregate of $3.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $45.3 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2023
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$522	$11,629	$12,151	$1,279,874	$1,292,025
PPP loans	9	—	9	2,107	2,116
Overdrafts	—	—	—	1,499	1,499
Commercial real estate	1,656	1,839	3,495	1,872,498	1,875,993
Construction real estate:
Commercial	—	205	205	209,021	209,226
Retail	554	26	580	95,293	95,873
Residential real estate:
Commercial	295	219	514	608,896	609,410
Mortgage	9,831	6,450	16,281	1,223,580	1,239,861
HELOC	788	611	1,399	172,950	174,349
Installment	52	—	52	5,852	5,904
Consumer
Consumer	8,974	1,183	10,157	1,933,712	1,943,869
Check loans	5	—	5	2,062	2,067
Leases	—	—	—	24,029	24,029
Total loans	$22,686	$22,162	$44,848	$7,431,373	$7,476,221
(1) Includes an aggregate of $859,000 of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $39.0 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at September 30, 2024 and December 31, 2023 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at September 30, 2024 and at December 31, 2023 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$160,107	$161,990	$116,352	$91,264	$74,094	$52,195	$577,740	$1,233,742
Special Mention	1,285	902	3,597	333	791	1,399	27,500	35,807
Substandard	1,161	904	945	406	826	5,466	16,264	25,972
Doubtful	298	525	89	792	1,786	49	339	3,878
Total	$162,851	$164,321	$120,983	$92,795	$77,497	$59,109	$621,843	$1,299,399
Current period gross charge-offs	$—	$51	$11	$5	$18	$2,869	$50	$3,004

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$—	$628	$495	$—	$—	$1,123
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$628	$495	$—	$—	$1,123
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$223,379	$263,320	$302,460	$305,453	$289,772	$492,078	$30,720	$1,907,182
Special Mention	2,007	1,968	7,228	4,310	5,599	6,697	—	27,809
Substandard	1,125	4,394	1,398	3,177	1,595	7,210	2,623	21,522
Doubtful	—	117	449	—	—	—	—	566
Total	$226,511	$269,799	$311,535	$312,940	$296,966	$505,985	$33,343	$1,957,079
Current period gross charge-offs	$—	$40	$—	$—	$—	$—	$—	$40

Construction real estate: Commercial
Risk rating
Pass	$98,732	$87,482	$38,473	$2,692	$3,121	$2,888	$17,748	$251,136
Special Mention	—	—	367	—	—	—	—	367
Substandard	—	593	—	24	—	—	—	617
Doubtful	—	—	—	—	—	—	—	—
Total	$98,732	$88,075	$38,840	$2,716	$3,121	$2,888	$17,748	$252,120
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$82,553	$114,783	$91,862	$96,814	$106,212	$101,169	$23,194	$616,587
Special Mention	508	546	1,000	510	1,762	1,469	659	6,454
Substandard	562	93	861	331	1,172	1,053	384	4,456
Doubtful	—	—	183	—	—	—	—	183
Total	$83,623	$115,422	$93,906	$97,655	$109,146	$103,691	$24,237	$627,680
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$14,134	$6,447	$4,097	$1,584	$1,055	$492	$—	$27,809
Special Mention	—	48	270	—	153	—	—	471
Substandard	21	—	—	—	—	—	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$14,155	$6,495	$4,367	$1,584	$1,208	$492	$—	$28,301
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$578,905	$634,022	$553,244	$498,435	$474,749	$648,822	$649,402	$4,037,579
Special Mention	3,800	3,464	12,462	5,153	8,305	9,565	28,159	70,908
Substandard	2,869	5,984	3,204	3,938	3,593	13,729	19,271	52,588
Doubtful	298	642	721	792	1,786	49	339	4,627
Total	$585,872	$644,112	$569,631	$508,318	$488,433	$672,165	$697,171	$4,165,702
Current period gross charge-offs	$—	$91	$11	$5	$18	$2,869	$50	$3,044
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

Park considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the nine months ended September 30, 2024 and for the year ended December 31, 2023. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,012	$—	$—	$—	$—	$—	$—	$1,012
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,012	$—	$—	$—	$—	$—	$—	$1,012
Current period gross charge-offs	$653	$—	$—	$—	$—	$—	$—	$653

Construction Real Estate: Retail
Performing	$31,232	$42,301	$8,920	$6,480	$3,683	$5,670	$458	$98,744
Nonperforming	—	—	—	—	23	—	—	23
Total	$31,232	$42,301	$8,920	$6,480	$3,706	$5,670	$458	$98,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$150,381	$224,396	$255,824	$199,200	$161,092	$316,506	$—	$1,307,399
Nonperforming	—	546	1,340	581	1,525	7,779	—	11,771
Total	$150,381	$224,942	$257,164	$199,781	$162,617	$324,285	$—	$1,319,170
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Residential Real Estate: HELOC
Performing	$13	$145	$425	$346	$59	$1,173	$194,013	$196,174
Nonperforming	—	39	14	57	—	616	108	834
Total	$13	$184	$439	$403	$59	$1,789	$194,121	$197,008
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$1,102	$1,848	$140	$—	$—	$3,029	$—	$6,119
Nonperforming	—	—	—	—	2	31	—	33
Total	$1,102	$1,848	$140	$—	$2	$3,060	$—	$6,152
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$493,184	$499,892	$470,356	$229,546	$144,550	$94,407	$6,034	$1,937,969
Nonperforming	136	870	1,005	476	262	504	3	3,256
Total	$493,320	$500,762	$471,361	$230,022	$144,812	$94,911	$6,037	$1,941,225
Current period gross charge-offs	$451	$2,315	$3,149	$1,922	$656	$617	$2	$9,112

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,948	$1,948
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,948	$1,948
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$51	$51

Total Consumer Loans
Performing	$676,924	$768,582	$735,665	$435,572	$309,384	$420,785	$202,453	$3,549,365
Nonperforming	136	1,455	2,359	1,114	1,812	8,930	111	15,917
Total	$677,060	$770,037	$738,024	$436,686	$311,196	$429,715	$202,564	$3,565,282
Current period gross charge-offs	$1,104	$2,315	$3,149	$1,922	$656	$648	$53	$9,847

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,499	$—	$—	$—	$—	$—	$—	$1,499
Nonperforming	—	—	—	—	—	—	—	—
Total	1,499	$—	$—	$—	$—	$—	$—	$1,499
Current period gross charge-offs	$1,064	$—	$—	$—	$—	$—	$—	$1,064

Construction Real Estate: Retail
Performing	$52,904	$24,219	$7,709	$4,251	$3,604	$2,891	$269	$95,847
Nonperforming	—	—	—	26	—	—	—	26
Total	$52,904	$24,219	$7,709	$4,277	$3,604	$2,891	$269	$95,873
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$209,315	$259,076	$218,417	$177,518	$80,627	$282,916	$—	$1,227,869
Nonperforming	197	1,144	1,172	406	581	8,492	—	11,992
Total	$209,512	$260,220	$219,589	$177,924	$81,208	$291,408	$—	$1,239,861
Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$35

Residential Real Estate: HELOC
Performing	$99	$205	$379	$98	$221	$1,838	$170,694	$173,534
Nonperforming	—	—	—	—	32	603	180	815
Total	$99	$205	$379	$98	$253	$2,441	$170,874	$174,349
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Installment
Performing	$2,225	$162	$—	$3	$144	$3,354	$—	$5,888
Nonperforming	—	—	—	—	—	16	—	16
Total	$2,225	$162	$—	$3	$144	$3,370	$—	$5,904
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$627,985	$613,019	$319,161	$214,714	$81,446	$65,955	$18,605	$1,940,885
Nonperforming	395	891	654	435	216	389	4	2,984
Total	$628,380	$613,910	$319,815	$215,149	$81,662	$66,344	$18,609	$1,943,869
Current period gross charge-offs	$560	$3,517	$2,371	$763	$545	$480	$6	$8,242

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$51	$51

Total Consumer Loans
Performing	$894,027	$896,681	$545,666	$396,584	$166,042	$356,954	$191,635	$3,447,589
Nonperforming	592	2,035	1,826	867	829	9,500	184	15,833
Total	$894,619	$898,716	$547,492	$397,451	$166,871	$366,454	$191,819	$3,463,422
Current period gross charge-offs	$1,624	$3,517	$2,371	$763	$545	$524	$57	$9,401

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At September 30, 2024 and at December 31, 2023, there was no ACL on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at September 30, 2024 and at December 31, 2023 was $2.2 million and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $548,000 and $534,000 at September 30, 2024 and at December 31, 2023, respectively.

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

The starting point for the estimate of the ACL is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. As a result, the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL and a change to the ACL is generally not recorded upon modification. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL.

The following tables present the amortized cost basis of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three months and the nine months ended September 30, 2024 and 2023 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$6,137	$416	$—	$—	$6,553	0.50%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	1,750	128	15	—	1,893	0.10%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	278	—	—	—	278	0.04%
Mortgage	—	—	175	89	81	—	345	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	104	—	—	—	104	1.69%
Consumer:
Consumer	—	—	—	11	—	—	11	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$8,444	$644	$96	$—	$9,184	0.12%

	Three Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$3,870	$387	$618	$—	$4,875	0.38%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	877	—	—	—	877	0.05%
Construction real estate:
Commercial	—	—	865	—	—	—	865	0.47%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	—	—	147	—	147	0.03%
Mortgage	—	—	—	—	95	—	95	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	174	—	121	—	295	5.57%
Consumer:
Consumer	—	—	—	22	—	—	22	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$5,786	$409	$981	$—	$7,176	0.10%

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$16,320	$423	$—	$—	$16,797	1.29%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	160	6,141	456	135	—	6,892	0.35%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	819	—	238	—	1,057	0.17%
Mortgage	—	—	268	89	81	—	438	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	208	—	75	—	283	4.60%
Consumer:
Consumer	—	—	—	15	—	—	15	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$214	$23,756	$983	$529	$—	$25,482	0.33%

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$11,147	$387	$617	$11	$12,162	0.95%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	1,877	—	—	—	1,877	0.10%
Construction real estate:
Commercial	—	—	865	—	—	—	865	0.47%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	11	—	147	—	158	0.03%
Mortgage	—	—	—	—	229	—	229	0.02%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	178	—	199	—	377	7.12%
Consumer:
Consumer	—	—	—	39	—	—	39	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$14,078	$426	$1,192	$11	$15,707	0.21%

At September 30, 2024, Park had commitments to lend $2.8 million related to loans which were both experiencing financial difficulty and modified during the nine months ended September 30, 2024.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(2.68)%	0.5	0.0
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.01)%	5.6	0.0
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	0.3	0.0
Mortgage	—	(2.30)%	6.5	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	7.6	0.0
Consumer:
Consumer	—	(2.79)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(2.27)%	1.8	0.0

	Three Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(1.42)%	0.5	0.0
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	—%	2.0	0.0
Construction real estate:
Commercial	—	—%	1.6	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(2.75)%	1.1	0.0
Mortgage	—	(4.00)%	0.8	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(0.89)%	13.6	0.0
Consumer:
Consumer	—	(1.49)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.69)%	1.4	0.0

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(2.65)%	0.4	0.4
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.68)%	3.7	0.4
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.00)%	2.3	0.0
Mortgage	—	(2.30)%	5.9	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.22)%	8.9	0.0
Consumer:
Consumer	—	(4.18)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.92)%	1.5	0.4

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(1.42)%	0.6	0.0
PPP loans	—	—%	0.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	—%	3.1	0.0
Construction real estate:
Commercial	—	—%	1.6	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(2.75)%	1.4	0.0
Mortgage	—	(2.76)%	0.6	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.21)%	12.9	0.0
Consumer:
Consumer	—	(2.33)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.73)%	1.3	0.0

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following table provides the performance of loans as of the period end date, of modifications made to borrowers experiencing financial difficulty during the twelve months preceding September 30, 2024:

	Twelve Months Ended September 30, 2024
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$10,939	$—	$6	$7,624	$18,569
PPP loans	—	—	—	—	—
Overdrafts	—	—	—	—	—
Commercial real estate	7,266	—	—	—	7,266
Construction real estate:					—
Commercial	—	—	—	—	—
Retail	—	—	—	—	—
Residential real estate:					—
Commercial	1,057	—	—	—	1,057
Mortgage	547	—	—	89	636
HELOC	—	—	—	—	—
Installment	623	—	—	19	642
Consumer:					—
Consumer	15	—	—	—	15
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$20,447	$—	$6	$7,732	$28,185

There were $11,000 in loans modified to borrowers experiencing financial difficulty that had been modified during the nine months ended September 30, 2023 that were 30-59 days past due as of September 30, 2023 in the commercial, financial, and agricultural loan portfolio segment.

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three and nine months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Three Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$7,577	$—	$—	$54
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	89	70	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$7,596	$89	$70	$54

Nine Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$10,164	$—	$—	$54
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	48	89	70	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$10,231	$89	$70	$54

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

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amounts.

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
◦As of September 30, 2024, the "most likely" scenario forecasted Ohio unemployment between 4.64% and 4.70% during the next four quarters. In determining the appropriate weighting of scenarios at September 30,

2024, management considered the range of forecasted unemployment as well as a number of economic indicators. The low and volatile levels of consumer confidence, increased unemployment rates, the impact of elevated inflation for several years, the interest rate environment, financial system stress, and geopolitical conflict (including the conflicts between Russia and Ukraine and between Israel and Hamas) and stress in the commercial real estate sector, continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2024.

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

Qualitative adjustments amounted to $2.1 million and $417,000 at September 30, 2024 and December 31, 2023, respectively. Qualitative adjustments at September 30, 2024 included a $1.7 million reserve related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area as well as industries in which commercial borrowers operate. Management will continue to evaluate potential losses as a result of Hurricane Helene as additional information becomes available

ACL Activity
The activity in the ACL for the three-month and the nine-month periods ended September 30, 2024 and September 30, 2023 is summarized in the following tables:

	Three Months Ended September 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,663	$16,855	$5,867	$19,450	$27,579	$161	$86,575
Charge-offs	3,151	40	—	—	3,363	—	6,554
Recoveries	79	223	25	40	1,534	—	1,901
Net charge-offs/(recoveries)	$3,072	$(183)	$(25)	$(40)	$1,829	$—	$4,653
Provision for credit losses	284	1,818	194	768	2,247	4	5,315
Ending balance	$13,875	$18,856	$6,086	$20,258	$27,997	$165	$87,237

	Three Months Ended September 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,278	$19,141	$4,886	$18,419	$28,370	$112	$87,206
Charge-offs	218	—	—	1	2,074	—	2,293
Recoveries	79	3	40	8	1,139	—	1,269
Net charge-offs/(recoveries)	$139	$(3)	$(40)	$(7)	$935	$—	$1,024
(Recovery of) provision for credit losses	(1,171)	(526)	373	(1,437)	1,185	(4)	(1,580)
Ending balance	$14,968	$18,618	$5,299	$16,989	$28,620	$108	$84,602

	Nine Months Ended September 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	3,657	40	—	31	9,163	—	$12,891
Recoveries	340	250	1,058	307	3,820	—	5,775
Net charge-offs/(recoveries)	$3,317	$(210)	$(1,058)	$(276)	$5,343	$—	$7,116
Provision for (recovery of) credit losses	1,696	2,272	(199)	1,164	5,627	48	10,608
Ending balance	$13,875	$18,856	$6,086	$20,258	$27,997	$165	$87,237

	Nine Months Ended September 30, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of Adoption of ASU 2022-02	222	181	—	(20)	—	—	$383
Charge-offs	755	530	—	44	5,884	—	$7,213
Recoveries	209	235	548	479	3,487	—	4,958
Net charge-offs/(recoveries)	$546	$295	$(548)	$(435)	$2,397	$—	$2,255
(Recovery of) provision for credit losses	(1,695)	903	(799)	(257)	2,996	(53)	1,095
Ending balance	$14,968	$18,618	$5,299	$16,989	$28,620	$108	$84,602

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2024 and at December 31, 2023, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans which are individually evaluated for impairment in accordance with U.S. GAAP (see Note 1 - Summary of Significant Accounting Policies of the Notes to consolidated financial statements included in Park’s 2023 Form 10-K).

The composition of the ACL at September 30, 2024 and at December 31, 2023 was as follows:

	September 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,476	$13	$—	$—	$—	$—	$2,489
Collectively evaluated for impairment	11,399	18,843	6,086	20,258	27,997	165	84,748
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$13,875	$18,856	$6,086	$20,258	$27,997	$165	$87,237

Loan balance:
Loans individually evaluated for impairment	$28,258	$21,090	$25	$4,179	$—	$21	$53,573
Loans collectively evaluated for impairment	1,273,276	1,934,673	350,269	2,145,549	1,943,173	28,280	7,675,220
Accruing loans acquired with deteriorated credit quality	—	1,316	593	282	—	—	2,191
Total ending loan balance	$1,301,534	$1,957,079	$350,887	$2,150,010	$1,943,173	$28,301	$7,730,984

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	8.76%	0.06%	—%	—%	—%	—%	4.65%
Loans collectively evaluated for impairment	0.90%	0.97%	1.74%	0.94%	1.44%	0.58%	1.10%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.07%	0.96%	1.73%	0.94%	1.44%	0.58%	1.13%

	December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,980	$3	$—	$—	$—	$—	$4,983
Collectively evaluated for impairment	10,516	16,371	5,227	18,818	27,713	117	78,762
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745

Loan balance:
Loans individually evaluated for impairment	$21,228	$20,740	$504	$2,670	$—	$73	$45,215
Loans collectively evaluated for impairment	1,274,390	1,853,383	303,969	2,026,537	1,945,936	23,956	7,428,171
Accruing loans acquired with deteriorated credit quality	22	1,870	626	317	—	—	2,835
Total ending loan balance	$1,295,640	$1,875,993	$305,099	$2,029,524	$1,945,936	$24,029	$7,476,221

ACL as a percentage of loan balance:
Loans individually evaluated for impairment	23.46%	0.01%	—%	—%	—%	—%	11.02%
Loans collectively evaluated for impairment	0.83%	0.88%	1.72%	0.93%	1.42%	0.49%	1.06%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.20%	0.87%	1.71%	0.93%	1.42%	0.49%	1.12%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2024 and at December 31, 2023, respectively, Park had $5.0 million and $3.2 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $4.9 million and $3.2 million at September 30, 2024 and at December 31, 2023, respectively. The gain expected upon sale was $82,000 and $53,000 at September 30, 2024 and at December 31, 2023, respectively. None of these loans were 90 days or more past due or on nonaccrual status at September 30, 2024 or at December 31, 2023.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month and nine-month periods ended September 30, 2024 and 2023.

(in thousands)	Goodwill	Other intangible assets	Total
July 1, 2023	$159,595	$5,320	$164,915
Amortization	—	334	334
September 30, 2023	$159,595	$4,986	$164,581

July 1, 2024	$159,595	$4,012	$163,607
Amortization	—	287	287
September 30, 2024	$159,595	$3,725	$163,320

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	989	989
September 30, 2023	$159,595	$4,986	$164,581

December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	927	927
September 30, 2024	$159,595	$3,725	$163,320

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2024, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at September 30, 2024 and at December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$10,731	$14,456	$9,804

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $287,000 and $334,000 for the three months ended September 30, 2024 and 2023, respectively and was $927,000 and $989,000 for the nine months ended September 30, 2024 and 2023, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2024 and the next four years follows:

(in thousands)	Total
Three months ending December 31, 2024	$287
2025	1,042
2026	887
2027	754
2028	618

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Affordable housing tax credit investments	$67,287	$62,703
Unfunded commitments	31,688	28,768

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2024 through 2039.

Park recognized amortization expense of $2.1 million for both the three months ended September 30, 2024 and 2023, and $6.4 million and $6.3 million, respectively, for the nine months ended September 30, 2024 and 2023, which were included within the provision for income taxes. Additionally, during each of the three months ended September 30, 2024 and 2023, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.7 million and $2.6 million, respectively, and during the nine months ended September 30, 2024 and 2023, recognized $7.9 million and $7.6 million respectively, which were included within the provision for income taxes.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at September 30, 2024 and December 31, 2023 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2024	December 31, 2023
OREO:
Commercial real estate	$938	$983
Construction real estate	181	—
Total OREO	$1,119	$983

Loans in process of foreclosure:
Residential real estate	$2,263	$1,957

In addition to real estate, Park may also repossess different types of collateral. At September 30, 2024 and December 31, 2023, Park had $1.2 million and $1.1 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.87 billion at September 30, 2024, $1.93 billion at December 31, 2023 and $1.96 billion at September 30, 2023. At September 30, 2024, $2.6 million of the sold mortgage loans were sold with recourse, compared to $2.9 million at December 31, 2023 and $3.0 million at September 30, 2023. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2024 and December 31, 2023, management had established reserves of $50,000 and $54,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
MSRs:
Carrying amount, net, beginning of period	$14,271	$15,237	$14,656	$15,792
Additions	286	169	684	437
Amortization	(494)	(462)	(1,343)	(1,366)
Change in valuation allowance	—	16	66	97
Carrying amount, net, end of period	$14,063	$14,960	$14,063	$14,960

Valuation allowance:
Beginning of period	$28	$101	$94	$182
Change in valuation allowance	—	(16)	(66)	(97)
End of period	$28	$85	$28	$85

Servicing fees included in "Other service income" were $1.2 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and were $3.7 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at September 30, 2024 were $16.2 million and $17.3 million, respectively. At December 31, 2023, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $16.6 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and the nine-month periods ended September 30, 2024 and 2023 follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease cost
Operating lease cost	$640	$727	$1,880	$2,187
Sublease income	—	(73)	(10)	(199)
Total lease cost	$640	$654	$1,870	$1,988

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$573	$890	$1,944	$2,734
ROU assets obtained in exchange for new operating lease liabilities	$204	$320	$2,654	$499
Reductions to ROU assets resulting from reductions to lease obligations	$(435)	$(753)	$(1,530)	$(2,307)

Park's operating leases had a weighted average remaining term of 9.8 years and 10.1 years at September 30, 2024 and at December 31, 2023, respectively. The weighted average discount rate of Park's operating leases was 3.8% and 3.5% at September 30, 2024 and at December 31, 2023, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2024
Three months ending December 31, 2024 (1)	$87
2025	2,504
2026	2,506
2027	2,389
2028	2,359
Thereafter	11,641
Total undiscounted minimum lease payments	$21,486
Present value adjustment	(4,204)
Total lease liabilities	$17,282
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures.

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

At September 30, 2024 and at December 31, 2023, Park's repurchase agreement borrowings totaled $87.4 million and $108.2 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $144.1 million and $180.8 million at September 30, 2024 and at December 31, 2023, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At September 30, 2024 and at December 31, 2023, Park had $550.4 million and $847.5 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2024 and at December 31, 2023:

	September 30, 2024
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$87,442	$—	$—	$—	$87,442

	December 31, 2023
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$108,182	$—	$—	$—	$108,182

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $15.8 million and $18.2 million at September 30, 2024 and at December 31, 2023, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month and the nine-month periods ended September 30, 2024 and September 30, 2023. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income (loss)". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at September 30, 2024 and at December 31, 2023 follows:

	September 30, 2024	December 31, 2023
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$15,824	$18,199
Weighted average pay rates	4.498%	4.517%
Weighted average receive rates	4.498%	4.517%
Weighted average maturity (years)	5.7	6.5
Unrealized losses	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at September 30, 2024 and at December 31, 2023.

(In thousands)	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	15,824	672	18,199	1,069
Total included in "Other assets"	$15,824	$672	$18,199	$1,069

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$15,824	$(672)	$18,199	$(1,069)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$15,824	$(672)	$18,199	$(1,069)

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

At September 30, 2024 and at December 31, 2023, Park had $6.9 million and $4.0 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $131,000 and $87,000 at September 30, 2024 and at December 31, 2023, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2024 and December 31, 2023, the fair value of the swap agreement liability of $623,000 and $123,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and the nine-month periods ended September 30, 2024 and 2023:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at July 1, 2024	$1,692	$(70,146)	$(68,454)
Other comprehensive income before reclassifications	17,687	20,623	38,310
Amounts reclassified from accumulated other comprehensive loss	(4,540)	—	(4,540)
Net current period other comprehensive income	13,147	20,623	33,770
Ending balance at September 30, 2024	$14,839	$(49,523)	$(34,684)

Beginning balance at July 1, 2023	$(6,680)	$(90,106)	$(96,786)
Other comprehensive loss before reclassifications	—	(19,104)	(19,104)
Net current period other comprehensive loss	—	(19,104)	(19,104)
Ending balance at September 30, 2023	$(6,680)	$(109,210)	$(115,890)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2024	$1,692	$(67,883)	$(66,191)
Other comprehensive income before reclassifications	17,687	18,046	35,733
Amounts reclassified from accumulated other comprehensive loss	(4,540)	314	(4,226)
Net current period other comprehensive income	13,147	18,360	31,507
Ending balance at September 30, 2024	$14,839	$(49,523)	$(34,684)

Beginning balance at January 1, 2023	$(6,680)	$(95,714)	$(102,394)
Other comprehensive loss before reclassifications	—	(13,496)	(13,496)
Net current period other comprehensive loss	—	(13,496)	(13,496)
Ending balance at September 30, 2023	$(6,680)	$(109,210)	$(115,890)

The following table provides information concerning amounts reclassified out of accumulated other comprehensive loss for the three-month and the nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023	Affected Line Item in the Consolidated Condensed Statements of Income
Change in funded status of defined benefit pension items
Amortization of prior service costs	$37	$—	$37	$—	Other components of net periodic pension benefit income
Gain recognition on partial settlement of vested benefits	(5,783)	—	(5,783)	—	Pension settlement gain
Income before income taxes	(5,746)	—	(5,746)	—	Income before income taxes
Income tax effect	(1,206)	—	(1,206)	—	Income taxes
Net of income tax	$(4,540)	$—	$(4,540)	$—	Net income

Unrealized losses on AFS debt securities
Net loss on the sale of debt securities	$—	$—	$398	$—	Loss on the sale of debt securities, net
Loss before income taxes	—	—	398	—	Income before income taxes
Income tax effect	—	—	84	—	Income taxes
Net of income tax	$—	$—	$314	$—	Net income

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except common share and per common share data)	2024	2023	2024	2023
Numerator:
Net income	$38,217	$36,917	$112,790	$102,234
Denominator:
Weighted-average common shares outstanding	16,151,640	16,133,310	16,139,335	16,180,261
Effect of dilutive PBRSUs and TBRSUs	112,753	84,570	92,431	80,848
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,264,393	16,217,880	16,231,766	16,261,109
Earnings per common share:
Basic earnings per common share	$2.37	$2.29	$6.99	$6.32
Diluted earnings per common share	$2.35	$2.28	$6.95	$6.29

Park awarded 59,165 PBRSUs and 54,698 PBRSUs to certain employees during the nine months ended September 30, 2024 and 2023, respectively. No PBRSUs were awarded during either of the three months ended September 30, 2024 and 2023.

Park repurchased an aggregate of 50,000 and 199,000 common shares during the three months and nine months ended September 30, 2023, respectively, to fund the PBRSUs, the TBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months or the nine months ended September 30, 2024.

Note 17 - Share-Based Compensation

The 2017 Employees LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2024, 240,835 common shares were available for future grants under the 2017 Employees LTIP.

The 2017 Non-Employee Directors LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2024, 60,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the nine months ended September 30, 2024 and 2023, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 59,165 common shares and 54,698 common shares, respectively, to certain employees of Park and its subsidiaries. No awards were granted during either of the three months ended September 30, 2024 or 2023.

At September 30, 2024, Park reported 186,020 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the nine months ended September 30, 2024 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2024	186,936
Granted	59,165
Vested	(58,056)
Forfeited	(2,025)
Adjustment for performance conditions of PBRSUs (1)	—
Nonvested at September 30, 2024 (2)	186,020
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of September 30, 2024, an aggregate of 184,596 PBRSUs were expected to vest.

A summary of awards vested during the three months and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PBRSUs vested	3,075	—	58,056	62,815
Common shares withheld to satisfy employee income tax withholding obligations	958	—	22,895	23,973
Net common shares issued	2,117	—	35,161	38,842

Share-based compensation expense of $1.6 million and $1.3 million was recognized for the three-month periods ended September 30, 2024 and 2023, respectively, and share-based compensation expense of $4.9 million and $5.4 million was recognized for the nine-month periods ended September 30, 2024 and 2023, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at September 30, 2024:

(In thousands)
Three months ending December 31, 2024	$1,559
2025	5,018
2026	3,310
2027	1,383
2028	223
Total	$11,493

Note 18 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or the nine-month periods ended September 30, 2024 or 2023. Additionally, no contributions are expected to be made during the remainder of 2024.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2024	2023	2024	2023
Service cost	$1,750	$1,559	$5,250	$4,677	Employee benefits
Interest cost	1,719	1,631	5,157	4,893	Other components of net periodic pension benefit income
Expected return on plan assets	(3,936)	(3,536)	(11,806)	(10,608)	Other components of net periodic pension benefit income
Recognized prior service cost	13	12	37	36	Other components of net periodic pension benefit income
Pension settlement gain	(5,783)	—	(5,783)	—	Pension settlement gain
Net periodic pension benefit income	$(6,237)	$(334)	$(7,145)	$(1,002)

During the three months and nine months ended September 30, 2024, Park recognized a $5.8 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. To calculate the gain, the PBO was remeasured as of September 30, 2024. In calculating the September 30, 2024 PBO, a discount rate of 5.17% was used which was a 3 basis point increase from the discount rate utilized to calculate the December 31, 2023 PBO. There were no changes from December 31, 2023 to the assumptions utilized for the long-term rate of return on plan assets, salaries increases, turnover rates or mortality. There was no pension settlement gain recognized during the three months or the nine months ended September 30, 2023.

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and the nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2024	2023	2024	2023
Service cost	$216	$234	$1,201	$702	Employee benefits
Interest cost	154	176	464	527	Miscellaneous expense
Total SERP expense	$370	$410	$1,665	$1,229

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
•Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market date.
•Level 3: Significant unobservable inputs that reflect Park's own assumptions about the assumptions that market participants would use in pricing an asset or liability. This could include the use of internally developed models, financial forecasting and similar inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2024
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$248	$—	$248
Obligations of states and political subdivisions	—	206,370	—	206,370
U.S. Government sponsored entities’ asset-backed securities	—	560,849	—	560,849
Collateralized loan obligations	—	343,729	—	343,729
Corporate debt securities	—	12,099	6,580	18,679
Equity securities	7,348	—	513	7,861
Mortgage loans held for sale	—	5,022	—	5,022
Mortgage IRLCs	—	131	—	131
Loan interest rate swaps	—	672	—	672

Liabilities
Fair value swap	$—	$—	$623	$623
Loan interest rate swaps	—	672	—	672

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$241,184	$—	$241,184
U.S. Government sponsored entities’ asset-backed securities	—	635,475	—	635,475
Collateralized loan obligations	—	438,286	—	438,286
Corporate debt securities	—	11,548	6,349	17,897
Equity securities	1,616	—	473	2,089
Mortgage loans held for sale	—	3,235	—	3,235
Mortgage IRLCs	—	87	—	87
Loan interest rate swaps	—	1,069	—	1,069

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,069	—	1,069

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

Investment securities: Fair values for investment securities are based on quoted market prices, where available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using DCF (Level 3).

Mortgage interest rate lock commitments: Mortgage IRLCs are based on current secondary market pricing and are classified as Level 2.

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using market prices for similar product types and, therefore, are classified in Level 2.

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and the nine-month periods ended September 30, 2024 and 2023, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2024 and 2023
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at July 1, 2024	$6,427	$495	$(123)
Transfer into (out of) level 3	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	18	(500)
Included in other comprehensive income	153	—	—
Balance at September 30, 2024	$6,580	$513	$(623)

Balance at July 1, 2023	$6,116	$455	$(296)
Transfer into (out of) level 3, net	—	—	—
Total gains
Included in other income	—	11	—
Included in other comprehensive income	10	—	—
Purchases, sales, issuances and settlements, other, net	—	—	173
Balance at September 30, 2023	$6,126	$466	$(123)

Level 3 Fair Value Measurements
Nine months ended September 30, 2024 and 2023
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2024	$6,349	$473	$(123)
Transfer into (out of) level 3	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	40	(500)
Included in other comprehensive income	231	—	—
Balance at September 30, 2024	$6,580	$513	$(623)

Balance at January 1, 2023	$7,000	$439	$(243)
Transfers into (out of) level 3, net	11	—	—
Total (losses) / gains
Included in other income / other (expense)	—	27	(175)
Included in other comprehensive income	(885)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	295
Balance at September 30, 2023	$6,126	$466	$(123)

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

•Lot development loan appraisals are typically performed using a DCF analysis. Appraisers determine an anticipated absorption period and a discount rate that takes into account an investor’s required rate of return based on recent comparable sales. Management generally applies a 6% discount to lot development appraised values, which is an additional discount above the net present value calculation included in the appraisal, to account for selling costs.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At September 30, 2024 and December 31, 2023, there were no PCD loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at September 30, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,070	$2,070
Residential real estate	—	—	20	20
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,090	$2,090

MSRs	$—	$497	$—	$497
OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,315	$2,315
Residential real estate	—	—	182	182
Total individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,497	$2,497

MSRs	$—	$866	$—	$866

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

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

	September 30, 2024
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$2,103	$1,948	$13	$2,090
Remaining individually evaluated loans	51,470	3,122	2,476	48,994
Total individually evaluated loans	$53,573	$5,070	$2,489	$51,084

	December 31, 2023
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total individually evaluated collateral dependent loans recorded at fair value	$2,499	$2,048	$2	$2,497
Remaining individually evaluated loans	42,716	301	4,981	37,735
Total individually evaluated loans	$45,215	$2,349	$4,983	$40,232

The expense from credit adjustments related to individually evaluated loans carried at fair value was $14,000 and $275,000 for the three-month periods ended September 30, 2024 and 2023, respectively, and was $71,000 and $933,000 for the nine-month periods ended September 30, 2024 and 2023, respectively.

MSRs totaled $14.1 million at September 30, 2024. Of this $14.1 million MSR carrying balance, $0.5 million was recorded at fair value and included a valuation allowance of $28,000. The remaining $13.6 million was recorded at cost, as the fair value exceeded cost at September 30, 2024. At December 31, 2023, MSRs totaled $14.7 million. Of this $14.7 million MSR carrying balance, $0.9 million was recorded at fair value and included a valuation allowance of $94,000. The remaining $13.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2023. There was no income or expense related to MSRs carried at fair value during the three-month period ended September 30, 2024. The income related to MSRs carried at fair value during the three-month period ended September 30, 2023 was and $16,000, and was $66,000 and $97,000 for the nine-month periods ended September 30, 2024 and 2023, respectively.

Total OREO held by Park at September 30, 2024 and December 31, 2023 was $1.1 million and $1.0 million, respectively. At both September 30, 2024 and December 31, 2023 there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. There was no expense related to OREO fair value adjustments for the three-month or the nine-month periods ended September 30, 2024 or the three-month period ended September 30, 2023. The net expense related to OREO fair value adjustments was $77,000 for the nine-month period ended September 30, 2023.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

September 30, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,070	Sales comparison approach	Adj to comparables	0.0% - 46.6% (18.2%)
		Income approach	Capitalization rate	6.3% - 10.0% (8.7%)

Residential real estate	$20	Sales comparison approach	Adj to comparables	12.3% - 78.6% (33.4%)

OREO:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

December 31, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Individually evaluated collateral dependent loans:
Commercial real estate	$2,315	Sales comparison approach	Adj to comparables	0.2% - 89.0% (21.2%)
		Income approach	Capitalization rate	7.5% - 9.5% (8.9%)

Residential real estate	$182	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.6%)

OREO:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At September 30, 2024 and at December 31, 2023, Park had Partnership Investments with a NAV of $30.8 million and $27.5 million, respectively. At September 30, 2024 and at December 31, 2023, Park had $19.8 million and $18.4 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2024 and 2023, Park recognized income of $857,000 and $924,000, respectively, and for the nine-month periods ended September 30, 2024 and 2023, Park recognized income of $75,000 and $683,000, respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at September 30, 2024 and at December 31, 2023, was as follows:

	September 30, 2024
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$201,683	$201,683	$—	$—	$201,683
Investment securities (1)	1,129,875	—	1,123,295	6,580	1,129,875
Other investment securities (2)	7,861	7,348	—	513	7,861

Mortgage loans held for sale	5,022	—	5,022	—	5,022
Mortgage IRLCs	131	—	131	—	131
Individually evaluated loans carried at fair value	2,090	—	—	2,090	2,090
Other loans, net	7,636,504	—	—	7,491,584	7,491,584
Loans receivable, net	$7,643,747	$—	$5,153	$7,493,674	$7,498,827

Financial liabilities:
Time deposits	$722,236	$—	$723,599	$—	$723,599
Brokered deposits and Bid Ohio CDs	90,998	—	91,026	—	91,026
Other	4,488	4,488	—	—	4,488
Deposits (excluding demand deposits)	$817,722	$4,488	$814,625	$—	$819,113

Short-term borrowings	$117,442	$—	$117,442	$—	$117,442
Subordinated notes	189,522	—	184,213	—	184,213

Derivative financial instruments - assets:
Loan interest rate swaps	$672	$—	$672	$—	$672

Derivative financial instruments - liabilities:
Fair value swap	$623	$—	$—	$623	$623
Loan interest rate swaps	672	—	672	—	672
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

The following table presents the Corporation's sources of other income by revenue stream for the three-month and nine-month periods ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
Revenue by Operating Segment (in thousands)	2024	2023
Income from fiduciary activities
Personal trust and agency accounts	$3,124	$2,593
Employee benefit and retirement-related accounts	2,766	2,568
Investment management and investment advisory agency accounts	4,142	3,407
Other	583	532
Service charges on deposit accounts
NSF fees	867	943
DDA charges	1,380	1,060
Other	115	106
Other service income (1)
Credit card	693	719
HELOC	112	100
Installment	53	39
Real estate	1,869	1,497
Commercial	309	260
Debit card fee income	6,539	6,652
Bank owned life insurance income (2)	2,057	1,448
ATM fees	471	575
Pension settlement gain (2)	5,783	—
Gain on equity securities, net (2)	1,557	998
Other components of net periodic pension benefit income (2)	2,204	1,893
Miscellaneous (3)	1,906	2,323
Total other income	$36,530	$27,713
(1) "Other Service Income" totaled $3.0 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. Of this aggregate revenue approximately $1.4 million and $1.3 million was within the scope of ASC 606, with the remaining $1.6 million and $1.3 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended September 30, 2024 and 2023, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $1.9 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, all of which were within the scope of ASC 606.

	Nine Months Ended September 30,
Revenue by Operating Segment (in thousands)	2024	2023
Income from fiduciary activities
Personal trust and agency accounts	$9,558	$7,668
Employee benefit and retirement-related accounts	8,092	7,507
Investment management and investment advisory agency accounts	11,959	9,842
Other	1,758	1,514
Service charges on deposit accounts
NSF fees	2,436	2,864
DDA charges	3,919	3,167
Other	327	360
Other service income (1)
Credit card	1,974	2,132
HELOC	308	297
Installment	113	123
Real estate	5,219	4,462
Commercial	852	937
Debit card fee income	19,362	19,939
Bank owned life insurance income (2)	6,251	3,965
ATM fees	1,425	1,661
Pension settlement gain (2)	5,783	—
Loss on the sale of debt securities, net (2)	(398)	—
Gain on equity securities, net (2)	1,228	618
Other components of net periodic pension benefit income (2)	6,612	5,679
Miscellaneous (3)	4,746	4,380
Total other income	$91,524	$77,115
(1) "Other Service Income" totaled $8.5 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively. Of this aggregate revenue approximately $4.0 million and $4.1 million was within the scope of ASC 606, with the remaining $4.5 million and $3.9 million consisting primarily of certain residential real estate loan fees which were out of scope for the nine months ended September 30, 2024 and 2023, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $4.7 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively, all of which were within the scope of ASC 606.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations, estimates, or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s current expectations, estimates, and projections concerning future results or events, and are subject to a number of risks and uncertainties. These statements are often identified because they are not limited to historical fact or by the use of forward-looking words or phrases such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements, as a result of various risk factors. See Item 1A. Risk Factors” in Part I of Park's 2023 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC, for more information regarding those risk factors.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended September 30, 2024 and September 30, 2023 and for the nine months ended September 30, 2024 and September 30, 2023. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for (recovery of) credit losses are added back to net income, in each case during the applicable period.

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

Allowance for Credit Losses: Park believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting estimates. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on individually evaluated loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At September 30, 2024, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) tensions with China and Taiwan increase, China briefly interrupts trade through the Taiwan Strait, the Russian invasion lasts longer than expected, and the Hamas-Israel conflict will lead to a wider conflict; (2) the FRB begins to lower rates, but at a faster pace than the baseline scenario; (3) Europe goes into a recession. Populism in Europe rises, raising uncertainties about the longevity of the Euro and causes financial stress to highly indebted nations; (4) the U.S. election in November 2024 results in a democratic President and a divided House of Representatives and Senate that will allow for policy status quo to endure. Political divide will be intense, causing business and consumer sentiment to decline sharply; (5) concerns about bank failures raise fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; (6) a recession occurs in the fourth quarter of 2024 and lasts through the second quarter of 2025 resulting in real GDP declining by 2.6%, unemployment rates rising to a peak of 8.3% in the fourth quarter of 2025, and the stock market falling 35% from the fourth quarter of 2024 to the second quarter of 2025. The adverse scenario also forecasts Ohio unemployment for the next twelve months to range from 6.9% to 9.5%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $26.1 million as of September 30, 2024 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $26.1 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the "Credit Metrics and Provision for (Recovery of) Credit Losses" section of this MD&A for additional discussion.

Pension Plan: The determination of Pension Plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees will earn while working, as well as the present value of those benefits. Annual pension income/expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our Pension Plan. During the three months and the nine months ended September 30, 2024, Park exceeded the pension settlement threshold established in ASC 715-30 and recognized in income a pro-rata portion of the unamortized gain in accumulated other comprehensive loss (pension settlement gain).

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023

Summary Discussion of Results

Net income for the three months ended September 30, 2024 of $38.2 million represented a $1.3 million, or 3.5%, increase compared to $36.9 million for the three months ended September 30, 2023. Pre-tax, pre-provision net income for the three months ended September 30, 2024 of $52.0 million represented a $7.8 million, or 17.6%, increase compared to $44.2 million for the three months ended September 30, 2023. Weighted average diluted common shares outstanding were 16,264,393 for the third quarter of 2024, compared to 16,217,880 weighted average diluted common shares outstanding for the third quarter of 2023.

Net income for the nine months ended September 30, 2024 of $112.8 million represented a $10.6 million, or 10.3%, increase compared to $102.2 million for the nine months ended September 30, 2023. Pre-tax, pre-provision net income for the nine months ended September 30, 2024 of $148.0 million represented a $23.0 million, or 18.4%, increase compared to $125.0 million for the nine months ended September 30, 2023. Weighted average diluted common shares outstanding were 16,231,766 for the first nine months of 2024, compared to 16,261,109 weighted average diluted common shares outstanding for the first nine months of 2023.

The following discussion provides additional information regarding Park.
Park National Corporation (Park)

The following table reflects the net income for the first, second and third quarters of 2024, for the first nine months of 2024 and 2023 (the nine months ended September 30) and for the year ended December 31, 2023.

(In thousands)	Q3 2024	Q2 2024	Q1 2024	Nine months YTD 2024	Nine months YTD 2023	2023
Net interest income	$101,114	$97,837	$95,623	$294,574	$278,039	$373,113
Provision for credit losses	5,315	3,113	2,180	10,608	1,095	2,904
Other income	36,530	28,794	26,200	91,524	77,115	92,634
Other expense	85,681	75,189	77,228	238,098	230,196	309,239
Income before income taxes	$46,648	$48,329	$42,415	$137,392	$123,863	$153,604
Income tax expense	8,431	8,960	7,211	24,602	21,629	26,870
Net income	$38,217	$39,369	$35,204	$112,790	$102,234	$126,734

Net interest income of $294.6 million for the nine months ended September 30, 2024 represented a $16.5 million, or 5.9%, increase compared to $278.0 million for the nine months ended September 30, 2023. The increase was a result of a $42.9 million increase in interest income, partially offset by a $26.4 million increase in interest expense.

The $42.9 million increase in interest income was due to a $55.4 million increase in interest income on loans, partially offset by a $12.5 million decrease in investment income. The $55.4 million increase in interest income on loans was primarily the result of a $417.0 million (or 5.82%) increase in average loans, from $7.17 billion for the nine months ended September 30, 2023 to $7.58 billion for the nine months ended September 30, 2024, as well as an increase in the yield on loans, which increased 68 basis points to 6.12% for the nine months ended September 30, 2024, compared to 5.44% for the nine months ended September 30, 2023. The $12.5 million decrease in investment income was primarily the result of a $550.6 million (or 27.23%) decrease in average investments, including money market investments, from $2.02 billion for the nine months ended September 30, 2023 to $1.47 billion for the nine months ended September 30, 2024. The decrease in average investments was partially offset by an increase in the yield on investments, including money market investments, which increased 17 basis points to 3.97% for the nine months ended September 30, 2024, compared to 3.80% for the nine months ended September 30, 2023.

The $26.4 million increase in interest expense was due to a $26.2 million increase in interest expense on deposits, as well as a $0.2 million increase in interest expense on borrowings. The increase in interest expense on deposits was the result of a $138.2 million (or 2.49%) increase in average on-balance sheet interest bearing deposits from $5.54 billion for the nine months ended September 30, 2023, to $5.68 billion for the nine months ended September 30, 2024, as well as an increase in the cost of deposits of 58 basis points, from 1.42% for the nine months ended September 30, 2023 to 2.00% for the nine months ended

September 30, 2024. The increase in on-balance sheet interest bearing deposits was due to an increase in brokered deposits, bid CD deposits and time deposits, which was partially offset by decreases in savings accounts and transaction accounts.

The provision for credit losses of $10.6 million for the nine months ended September 30, 2024 represented an increase of $9.5 million, compared to $1.1 million for the nine months ended September 30, 2023. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

The table below reflects Park's total other income for the nine months ended September 30, 2024 and 2023.

(Dollars in thousands)	2024	2023	$ change	% change
Other income:
Income from fiduciary activities	$31,367	$26,531	$4,836	18.2%
Service charges on deposit accounts	6,682	6,391	291	4.6%
Other service income	8,466	7,951	515	6.5%
Debit card fee income	19,362	19,939	(577)	(2.9)%
Bank owned life insurance income	6,251	3,965	2,286	57.7%
ATM fees	1,425	1,661	(236)	(14.2)%
Pension settlement gain	5,783	—	5,783	N.M.
Loss on sale of debt securities, net	(398)	—	(398)	N.M.
Gain on equity securities, net	1,228	618	610	98.7%
Other components of net periodic benefit income	6,612	5,679	933	16.4%
Miscellaneous	4,746	4,380	366	8.4%
Total other income	$91,524	$77,115	$14,409	18.7%

Other income of $91.5 million for the nine months ended September 30, 2024 represented an increase of $14.4 million, or 18.7%, compared to $77.1 million for the nine months ended September 30, 2023. The $4.8 million increase in income from fiduciary activities was largely due to an increase in the market value of assets under management as well as updates to the fee structure. The $515,000 increase in other service income was mainly due to an increase in mortgage related other service income. The $577,000 decrease in debit card fee income was partially due to a decrease in the average blended interchange rate per transaction, which is influenced by various factors, including the average spend per transaction. The $2.3 million increase in bank owned life insurance income was primarily related to an increase in death benefits received during the nine months ended September 30, 2024. The change in pension settlement gain was due to a $5.8 million pension settlement gain, which was related to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract that will provide ongoing benefits to vested and retired participants. The change in loss on sale of debt securities, net was due to net losses on the sale of debt securities of $398,000 recorded during the nine months ended September 30, 2024. No loss on sale of debt securities, net was recorded during the nine months ended September 30, 2023. The $610,000 increase in the gain on equity securities, net, was due to a $1.2 million increase in the gain on equity securities carried at fair value, partially offset by a $608,000 decrease in the gain on equity securities carried at NAV. The $933,000 increase in other components of net periodic benefit income was largely due to an increase in the expected return on plan assets, and was partially offset by an increase in interest cost. The increase in miscellaneous income was largely due to an increase in net gain on sale of assets.

The table below reflects Park's total other expense for the nine months ended September 30, 2024 and 2023.

(Dollars in thousands)	2024	2023	$ change	% change
Other expense:
Salaries	$110,057	$103,045	$7,012	6.8%
Employee benefits	31,595	32,176	(581)	(1.8)%
Occupancy expense	9,887	9,770	117	1.2%
Furniture and equipment expense	7,608	9,409	(1,801)	(19.1)%
Data processing fees	30,114	28,032	2,082	7.4%
Professional fees and services	20,681	22,158	(1,477)	(6.7)%
Marketing	4,369	3,755	614	16.4%
Insurance	5,135	5,932	(797)	(13.4)%
Communication	2,993	3,217	(224)	(7.0)%
State tax expense	3,355	3,499	(144)	(4.1)%
Amortization of intangible assets	927	989	(62)	(6.3)%
Foundation contributions	2,000	—	2,000	N.M.
Miscellaneous	9,377	8,214	1,163	14.2%
Total other expense	$238,098	$230,196	$7,902	3.4%

Total other expense of $238.1 million for the nine months ended September 30, 2024 represented an increase of $7.9 million compared to $230.2 million for the nine months ended September 30, 2023. The increase in salaries expense was primarily related to increases in base salary expense and additional incentive compensation expense, that included a $1.7 million accrual for a one-time incentive payment, partially offset by a decrease in share-based compensation expense. The decrease in employee benefit expense was primarily due to a decrease in group insurance expense, partially offset by an increase in retirement expense. The decrease in furniture and equipment expense was primarily due to decreases in depreciation expense and maintenance and repairs expense. The increase in data processing fees was mainly related to an increase in software related expenses, partially offset by a decrease in ATM and debit card processing expense. The decrease in professional fees and services expense was primarily due to decreases in legal expenses, consulting expenses and other fees expense, partially offset by increases in credit services expense, audit fee expense and IntraFi deposit fee expense. The increase in marketing expense was primarily due to increases in advertising expense. The decrease in insurance expense was primarily due to decreases in FDIC insurance expense. The increase in foundation contributions was the result of a $2.0 million contribution made during the nine months ended September 30, 2024, with no contribution being made during the nine months ended September 30, 2023. The increase in miscellaneous expense is primarily due to an increase in expense for the allowance for unfunded credit losses.

The table below provides certain balance sheet information and financial ratios for Park as of or for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023	% change from 12/31/23	% change from 9/30/23
Loans	7,730,984	7,476,221	7,349,745	3.41%	5.19%
Allowance for credit losses	87,237	83,745	84,602	4.17%	3.11%
Net loans	7,643,747	7,392,476	7,265,143	3.40%	5.21%
Investment securities	1,233,297	1,429,144	1,708,827	(13.70)%	(27.83)%
Total assets	9,903,049	9,836,453	10,000,914	0.68%	(0.98)%
Total deposits	8,214,671	8,042,566	8,244,724	2.14%	(0.36)%
Average assets (1)	9,865,315	9,957,554	9,980,256	(0.93)%	(1.15)%
Efficiency ratio (2)	61.38%	65.87%	64.29%	(6.82)%	(4.53)%
Return on average assets (3)	1.53%	1.27%	1.37%	20.47%	11.68%
(1) Average assets for the nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.8 million and $2.9 million for the nine months ended September 30, 2024 and 2023 and $3.7 million for the year ended December 31, 2023.
(3) Annualized for the nine months ended September 30, 2024 and 2023.

Loans

Loans outstanding at September 30, 2024 were $7.73 billion, compared to (i) $7.48 billion at December 31, 2023, an increase of $254.8 million, and (ii) $7.35 billion at September 30, 2023, an increase of $381.2 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023	$ change from 12/31/23	% change from 12/31/23	$ change from 9/30/23	% change from 9/30/23
Home equity	$197,470	$174,621	$173,570	$22,849	13.1%	$23,900	13.8%
Installment	1,961,680	1,950,304	1,977,750	11,376	0.6%	(16,070)	(0.8)%
Real estate	1,423,120	1,340,169	1,295,769	82,951	6.2%	127,351	9.8%
Commercial	4,146,473	4,007,941	3,897,821	138,532	3.5%	248,652	6.4%
Other	2,241	3,186	4,835	(945)	(29.7)%	(2,594)	(53.7)%
Total loans	$7,730,984	$7,476,221	$7,349,745	$254,763	3.4%	$381,239	5.2%

Park's allowance for credit losses was $87.2 million at September 30, 2024, compared to $83.7 million at December 31, 2023, an increase of $3.5 million, or 4.2%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at September 30, 2024 were $8.21 billion, compared to (i) $8.04 billion at December 31, 2023, an increase of $172.1 million and (ii) $8.24 billion at September 30, 2023, a decrease of $30.1 million.

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023	$ change from 12/31/23	% change from 12/31/23	$ change from 9/30/23	% change from 9/30/23
Non-interest bearing deposits	$2,516,722	$2,628,234	$2,732,504	$(111,512)	(4.2)%	$(215,782)	(7.9)%
Transaction accounts	2,141,208	2,064,512	2,193,054	76,696	3.7%	(51,846)	(2.4)%
Savings	2,743,507	2,543,220	2,716,001	200,287	7.9%	27,506	1.0%
Certificates of deposit	722,236	641,615	603,165	80,621	12.6%	119,071	19.7%
Brokered and bid CD deposits	90,998	164,985	—	(73,987)	(44.8)%	90,998	N.M.
Total deposits	$8,214,671	$8,042,566	$8,244,724	$172,105	2.1%	$(30,053)	(0.4)%

Park's deposits grew during the COVID pandemic and declined toward pre-pandemic levels throughout 2022 and 2023. In order to manage the impact of this growth on its balance sheet, Park utilized a program where certain deposit balances were transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. The balance of deposits transferred off balance sheet has declined as overall deposit balances declined toward pre-pandemic levels.

The table below breaks out the change in deposit balances, by deposit type, for Park.

(Dollars in thousands)	September 30, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Retail deposits	$3,943,537	$4,080,372	$4,388,394	$4,416,228	$4,025,852	$3,748,039
Commercial deposits	4,180,136	3,797,209	3,846,321	3,488,300	3,535,578	3,233,269
Brokered and bid CD deposits	90,998	164,985	—	—	10,928	71,304
Total deposits	$8,214,671	$8,042,566	$8,234,715	$7,904,528	$7,572,358	$7,052,612
Off balance sheet deposits	—	1,185	195,937	983,053	710,101	—
Total deposits including off balance sheet deposits	$8,214,671	$8,043,751	$8,430,652	$8,887,581	$8,282,459	$7,052,612
$ change from prior period end	$170,920	$(386,901)	$(456,929)	$605,122	$1,229,847
% change from prior period end	2.1%	(4.6)%	(5.1)%	7.3%	17.4%

Noninterest bearing deposits to total deposits	30.6%	32.7%	37.3%	38.8%	36.0%	27.8%

During the nine months ended September 30, 2024, total deposits including off balance sheet deposits increased by $170.9 million, or 2.1%. This increase consisted of a $382.9 million increase in total commercial deposits, partially offset by a $136.8 million decrease in total retail deposits, a $74.0 million decrease in brokered and bid CD deposits and a $1.2 million decrease in off balance sheet deposits. The majority of off balance sheet deposits were commercial and thus impact the increase in commercial deposits as the deposits are moved back onto the balance sheet.

The table below breaks out the change in deposit balance, by deposit type, for September 30, 2024 compared to September 30, 2023.

(Dollars in thousands)	September 30, 2024	September 30, 2023	$ change from 9/30/23	% change from 9/30/23
Retail deposits	$3,943,537	$4,110,821	$(167,284)	(4.1)%
Commercial deposits	4,180,136	4,133,903	46,233	1.1%
Brokered and bid CD deposits	90,998	—	90,998	N.M.
Total deposits	$8,214,671	$8,244,724	$(30,053)	(0.4)%
Off balance sheet deposits	—	763	(763)	(100.0)%
Total deposits including off balance sheet deposits	$8,214,671	$8,245,487	$(30,816)	(0.4)%

Noninterest bearing deposits to total deposits	30.6%	33.1%	N.M.	N.M.

At September 30, 2024, total deposits including off balance sheet deposits decreased by $30.8 million, or 0.4%, to $8.21 billion compared to $8.25 billion at September 30, 2023. This decrease consisted of a $167.3 million decrease in total retail deposits, partially offset by a $46.2 million increase in total commercial deposits and $91.0 million increase in brokered and bid CD deposits.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on Park's balance sheet.

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Public funds included in commercial deposits	$1,467,432	$1,198,418	$1,400,807	$1,335,400	$1,548,217	$1,406,101	$1,293,090
Bid Ohio CDs	90,998	15,000	—	—	—	—	—
Total public fund deposits	$1,558,430	$1,213,418	$1,400,807	$1,335,400	$1,548,217	$1,406,101	$1,293,090
$ change from prior period end	$345,012	$(187,389)	$65,407	$(212,817)	$142,116	$113,011
% change from prior period end	28.4%	(13.4)%	4.9%	(13.7)%	10.1%	8.7%

Cost of public fund deposits	2.44%	2.24%	2.20%	0.60%	0.11%	0.52%	1.77%
Cost of total interest bearing deposits (1)	2.00%	1.52%	1.42%	0.39%	0.12%	0.41%	1.01%
(1) Annualized for the nine months ended September 30, 2024

As of September 30, 2024, Park had approximately $1.4 billion of uninsured deposits, which was 16.9% of total deposits. Uninsured deposits of $1.4 billion included $412.9 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2024 and 2023

Net interest income increased by $6.8 million, or 7.3%, to $101.1 million for the third quarter of 2024, compared to $94.3 million for the third quarter of 2023. See the discussion under the table below.

	Three months ended September 30, 2024			Three months ended September 30, 2023
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,680,657	$120,430	6.24%	$7,267,476	$103,529	5.65%
Taxable investments	1,052,977	10,228	3.86%	1,385,023	13,321	3.82%
Tax-exempt investments (2)	219,252	1,748	3.17%	421,028	3,671	3.46%
Money market instruments	147,708	1,996	5.38%	104,754	1,410	5.34%
Interest earning assets	$9,100,594	$134,402	5.88%	$9,178,281	$121,931	5.27%

Interest bearing deposits	$5,765,082	$29,835	2.06%	$5,634,621	$23,126	1.63%
Short-term borrowings	97,303	492	2.01%	164,237	1,136	2.74%
Long-term debt	189,460	2,367	4.97%	188,966	2,358	4.95%
Interest bearing liabilities	$6,051,845	$32,694	2.15%	$5,987,824	$26,620	1.76%
Excess interest earning assets	$3,048,749			$3,190,457
Tax equivalent net interest income		$101,708			$95,311
Net interest spread			3.73%			3.51%
Net interest margin			4.45%			4.12%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $227,000 for the three months ended September 30, 2024 and $271,000 for the same period of 2023.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $367,000 for the three months ended September 30, 2024 and $771,000 for the same period of 2023.

Average interest earning assets for the third quarter of 2024 decreased by $77.7 million, or 0.8%, to $9,101 million for the third quarter of 2024, compared to $9,178 million for the third quarter of 2023. The average yield on interest earning assets increased by 61 basis points to 5.88% for the third quarter of 2024, compared to 5.27% for the third quarter of 2023.

Average interest bearing liabilities for the third quarter of 2024 increased by $64.0 million, or 1.1%, to $6,052 million, compared to $5,988 million for the third quarter of 2023. The average cost of interest bearing liabilities increased by 39 basis points to 2.15% for the third quarter of 2024, compared to 1.76% for the third quarter of 2023.

Yield on Loans: Average loan balances increased $413.2 million, or 5.7%, to $7,681 million for the third quarter of 2024, compared to $7,267 million for the third quarter of 2023. The average yield on the loan portfolio increased by 59 basis points to 6.24% for the third quarter of 2024, compared to 5.65% for the third quarter of 2023.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2024 and 2023.

	Three months ended September 30, 2024		Three months ended September 30, 2023
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$189,792	8.52%	$171,235	8.34%
Installment loans	1,947,453	6.59%	1,962,225	5.66%
Real estate loans	1,403,590	5.18%	1,270,156	4.45%
Commercial loans (1)	4,131,749	6.33%	3,860,066	5.91%
Other	8,073	4.23%	3,794	9.10%
Total loans before allowance	$7,680,657	6.24%	$7,267,476	5.65%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $227,000 for the three months ended September 30, 2024 and $271,000 for the same period of 2023.

Cost of Deposits: Average interest bearing deposit balances increased $130.5 million, or 2.3%, to $5,765 million for the third quarter of 2024, compared to $5,635 million for the third quarter of 2023. The average cost of funds on deposit balances increased by 43 basis points to 2.06% for the third quarter of 2024, compared to 1.63% for the third quarter of 2023. The table below shows for the three months ended September 30, 2024 and 2023, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2024		Three months ended September 30, 2023
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,198,472	1.78%	$2,309,320	1.62%
Savings deposits and clubs	2,750,688	1.87%	2,742,151	1.54%
Time deposits	701,588	3.17%	583,150	2.11%
Brokered/bid CD deposits	114,334	5.18%	—	N.A.
Total interest bearing deposits	$5,765,082	2.06%	$5,634,621	1.63%

Comparison for the First Nine Months of 2024 and 2023

Net interest income increased by $16.5 million, or 5.9%, to $294.6 million for the first nine months of 2024, compared to $278.0 million for the first nine months of 2023. See the discussion under the table below.

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,583,833	$347,438	6.12%	$7,166,863	$291,871	5.44%
Taxable investments	1,118,077	33,077	3.95%	1,418,433	39,731	3.74%
Tax-exempt investments (2)	220,809	5,282	3.20%	421,925	11,035	3.50%
Money market instruments	132,681	5,370	5.41%	181,793	6,715	4.94%
Interest earning assets	$9,055,400	$391,167	5.77%	$9,189,014	$349,352	5.08%

Interest bearing deposits	$5,678,898	$84,923	2.00%	$5,540,680	$58,719	1.42%
Short-term borrowings	131,018	2,767	2.82%	175,537	2,688	2.05%
Long-term debt	189,335	7,088	5.00%	188,847	7,018	4.97%
Interest bearing liabilities	$5,999,251	$94,778	2.11%	$5,905,064	$68,425	1.55%
Excess interest earning assets	$3,056,149			$3,283,950
Tax equivalent net interest income		$296,389			$280,927
Net interest spread			3.66%			3.53%
Net interest margin			4.37%			4.09%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $706,000 for the nine months ended September 30, 2024 and $571,000 for the same period of 2023.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.1 million for the nine months ended September 30, 2024 and $2.3 million for the same period of 2023.

Average interest earning assets for the first nine months of 2024 decreased by $133.6 million, or 1.5%, to $9,055 million for the first nine months of 2024, compared to $9,189 million for the first nine months of 2023. The average yield on interest earning assets increased by 69 basis points to 5.77% for the first nine months of 2024, compared to 5.08% for the first nine months of 2023.

Average interest bearing liabilities for the first nine months of 2024 increased by $94.2 million, or 1.6%, to $5,999 million, compared to $5,905 million for the first nine months of 2023. The average cost of interest bearing liabilities increased by 56 basis points to 2.11% for the first nine months of 2024, compared to 1.55% for the first nine months of 2023.

Yield on Loans: Average loan balances increased $417.0 million, or 5.8%, to $7,584 million for the first nine months of 2024, compared to $7,167 million for the first nine months of 2023. The average yield on the loan portfolio increased by 68 basis points to 6.12% for the first nine months of 2024, compared to 5.44% for the first nine months of 2023.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$181,596	8.53%	$168,246	8.10%
Installment loans	1,946,036	6.38%	1,933,664	5.32%
Real estate loans	1,374,653	5.01%	1,232,501	4.29%
Commercial loans (1)	4,076,275	6.26%	3,828,457	5.76%
Other	5,273	6.41%	3,995	8.86%
Total loans before allowance	$7,583,833	6.12%	$7,166,863	5.44%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $706,000 for the nine months ended September 30, 2024 and $571,000 for the same period of 2023.

Cost of Deposits: Average interest bearing deposit balances increased $138.2 million, or 2.5%, to $5,679 million for the first nine months of 2024, compared to $5,541 million for the first nine months of 2023. The average cost of funds on deposit balances increased by 58 basis points to 2.00% for the first nine months of 2024, compared to 1.42% for the first nine months of 2023. The table below shows for the nine months ended September 30, 2024 and 2023, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,176,184	1.74%	$2,226,680	1.42%
Savings deposits and clubs	2,669,962	1.74%	2,757,767	1.39%
Time deposits	677,702	3.14%	556,233	1.54%
Brokered/bid CD deposits	155,050	5.19%	—	N.A.
Total interest bearing deposits	$5,678,898	2.00%	$5,540,680	1.42%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2024 and for the years ended December 31, 2023, 2022 and 2021.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2021 - year	4.53%	2.22%	0.13%	3.86%
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - first nine months	6.12%	3.83%	5.41%	5.77%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $706,000 for the nine months ended September 30, 2024, and $811,000, $627,000, and $704,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.1 million for the nine months ended September 30, 2024, and $2.9 million, $2.9 million, and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2024 and for the years ended December 31, 2023, 2022 and 2021.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2021 - year	0.12%	0.27%	4.32%	0.28%
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - first nine months	2.00%	2.82%	5.00%	2.11%

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

The table below provides additional information on the provision for (recovery of) credit losses for the three-month and nine-month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$86,575	$87,206	$83,745	$85,379
Cumulative change in accounting principle; adoption of ASU 2022-02	—	—	—	383
Charge-offs	6,554	2,293	12,891	7,213
Recoveries	1,901	1,269	5,775	4,958
Net charge-offs	4,653	1,024	7,116	2,255
Provision for (recovery of) credit losses	5,315	(1,580)	10,608	1,095
Ending balance	$87,237	$84,602	$87,237	$84,602

Net charge-offs as a % of average loans (annualized)	0.24%	0.06%	0.13%	0.04%

Net charge-offs were $4.7 million, or 0.24% annualized, of total average loans, for the three months ended September 30, 2024, compared to $1.0 million, or 0.06% annualized, of total average loans, for the three months ended September 30, 2023. Net charge-offs were $7.1 million, or 0.13% annualized, of total average loans, for the nine months ended September 30, 2024, compared to $2.3 million, or 0.04% annualized, of total average loans, for the nine months ended September 30, 2023. Included in net charge-offs for the three months and nine months ended September 30, 2024 was a $2.9 million charge-off related to one relationship that previously carried a specific reserve.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023,

and September 30, 2023.

(Dollars in thousands)	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Total allowance for credit losses	$87,237	$86,575	$85,084	$83,745	$84,602
Allowance on accruing PCD loans	—	—	—	—	—
Reserves on individually evaluated loans	2,489	5,311	5,032	4,983	3,422
General reserves on collectively evaluated loans	$84,748	$81,264	$80,052	$78,762	$81,180

Total loans	$7,730,984	$7,664,377	$7,525,005	$7,476,221	$7,349,745
Accruing PCD loans	2,191	2,420	2,454	2,835	3,807
Individually evaluated loans	53,573	54,993	54,742	45,215	40,839
Collectively evaluated loans	$7,675,220	$7,606,964	$7,467,809	$7,428,171	$7,305,099

Allowance for credit losses as a % of period end loans	1.13%	1.13%	1.13%	1.12%	1.15%
General reserve as a % of collectively evaluated loans	1.10%	1.07%	1.07%	1.06%	1.11%

The total allowance for credit losses of $87.2 million at September 30, 2024 represented a $622,000, or 0.8%, increase compared to $86.6 million at June 30, 2024. The increase was due to a $3.5 million increase in general reserves, partially offset by a $2.8 million decrease in specific reserves.

The total allowance for credit losses of $87.2 million at September 30, 2024 represented a $3.5 million, or 4.2%, increase compared to $83.7 million at December 31, 2023. The increase was due to a $6.0 million increase in general reserves partially offset by a $2.5 million decrease in specific reserves.

The increase in general reserves at September 30, 2024 compared to June 30, 2024 and December 31, 2023 included a $1.7 million additional reserve related to Hurricane Helene, which impacted borrowers in Park's Carolina region. Park identified $148.1 million in loans to borrowers in the hardest hit areas of Asheville and Hendersonville North Carolina. This reserve considers the overall population of loans to borrowers in this area as well as the industries in which commercial borrowers operate. Management will continue to evaluate potential losses as a result of Hurricane Helene as additional information becomes available.

The decrease in specific reserves at September 30, 2024 compared to June 30, 2024 and December 31, 2023 was primarily related to the charge-off of one loan relationship which carried a $2.8 million specific reserve.

Nonperforming Assets: Non-performing assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (3) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023.

(In thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Nonaccrual loans	$67,991	$71,368	$70,189	$60,259	$55,008
Loans past due 90 days or more	3,550	1,377	1,570	859	627
Total nonperforming loans	$71,541	$72,745	$71,759	$61,118	$55,635

OREO	1,119	1,210	1,674	983	1,354
Total nonperforming assets	$72,660	$73,955	$73,433	$62,101	$56,989

Percentage of nonaccrual loans to total loans	0.88%	0.93%	0.93%	0.81%	0.75%
Percentage of nonperforming loans to total loans	0.93%	0.95%	0.95%	0.82%	0.76%
Percentage of nonperforming assets to total loans	0.94%	0.96%	0.98%	0.83%	0.78%
Percentage of nonperforming assets to total assets	0.73%	0.75%	0.74%	0.63%	0.57%

Nonperforming loans as of September 30, 2024 of $71.5 million represented a $1.2 million, or 1.66%, decrease from $72.7 million at June 30, 2024, and represented a $10.4 million, or 17.1%, increase from $61.1 million at December 31, 2023. A majority of the increase occurred in the three months ended March 31, 2024 and included the downgrade of a $5.6 million loan to a non-bank consumer financial company as well as several smaller downgrades.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at September 30, 2024, December 31, 2023 and September 30, 2023. Loans are classified as current if they are less than 30 days past due.

	September 30, 2024			December 31, 2023			September 30, 2023
(In thousands)	Balance		Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$45,315		0.59%	$38,956	0.52%	1	$33,470	0.46%
Nonaccrual loans - past due	22,676	0.88%	0.29%	21,303	0.29%		21,538	0.29%
Total nonaccrual loans	$67,991		0.88%	$60,259	0.81%		$55,008	0.75%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Pass-rated	$4,038,013	$3,905,673	$3,774,839
Special mention	70,116	57,236	84,517
Substandard	2,901	3,414	3,170
Individually evaluated for impairment	53,573	45,215	40,839
Accruing PCD	2,111	2,760	3,728
Total	$4,166,714	$4,014,298	$3,907,093
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $73.0 million of collectively evaluated commercial loans included on the watch list at September 30, 2024, compared to $60.7 million at December 31, 2023, and $87.7 million at September 30, 2023. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The increase in watch list credits during the first nine months of 2024 was largely due to a $17.5 million loan to a non-bank consumer finance company which was downgraded to special mention, partially offset by problem loan resolutions. The downgraded loan was current in respect to its contractual terms at September 30, 2024.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $24.9 million, or 0.32%, of total loans at September 30, 2024, compared to $23.5 million, or 0.31% of total loans at December 31, 2023, and $16.3 million or 0.22% of total loans at September 30, 2023.

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

Individually evaluated commercial loans were $53.6 million at September 30, 2024, an increase of $8.4 million, compared to $45.2 million at December 31, 2023 and an increase of $12.8 million, compared to $40.8 million at September 30, 2023. At September 30, 2024, Park had taken partial charge-offs of $5.1 million related to the $53.6 million of individually evaluated commercial loans, compared to partial charge-offs of $2.3 million related to the $45.2 million of individually evaluated commercial loans at December 31, 2023.

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At September 30, 2024 and at December 31, 2023, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at September 30, 2024 and at December 31, 2023 was $2.2 million and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality at September 30, 2024 and at December 31, 2023 was $548,000 and $534,000, respectively.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges as it adjusts to the new normal of work from home brought on by the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of September 30, 2024, Park had $229.4 million of loans which were fully or partially secured by non-owner-occupied office space, $227.8 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

Other Income

Other income increased by $8.8 million to $36.5 million for the quarter ended September 30, 2024, compared to $27.7 million for the third quarter of 2023 and increased $14.4 million to $91.5 million for the first nine months of 2024 compared to $77.1 million for the first nine months of 2023.

The following table provides a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Income from fiduciary activities	$10,615	$9,100	$1,515	$31,367	$26,531	$4,836
Service charges on deposit accounts	2,362	2,109	253	6,682	6,391	291
Other service income	3,036	2,615	421	8,466	7,951	515
Debit card fee income	6,539	6,652	(113)	19,362	19,939	(577)
Bank owned life insurance income	2,057	1,448	609	6,251	3,965	2,286
ATM fees	471	575	(104)	1,425	1,661	(236)
Pension settlement gain	5,783	—	5,783	5,783	—	5,783
Loss on the sale of debt securities, net	—	—	—	(398)	—	(398)
Gain on equity securities, net	1,557	998	559	1,228	618	610
Other components of net periodic pension benefit income	2,204	1,893	311	6,612	5,679	933
Miscellaneous	1,906	2,323	(417)	4,746	4,380	366
Total other income	$36,530	$27,713	$8,817	$91,524	$77,115	$14,409

Income from fiduciary activities increased by $1.5 million, or 16.6%, to $10.6 million for the three months ended September 30, 2024, compared to $9.1 million for the same period of 2023 and increased $4.8 million, or 18.2%, to $31.4 million for the nine months ended September 30, 2024 compared to $26.5 million for the same period of 2023. The increase in income from fiduciary activities was largely due to an increase in the market value of assets under management as well as updates to the fee structure. The average market value of assets under management for the three months ended September 30, 2024 was $8,733 million compared to $7,797 million for the same period in 2023. The average market value of assets under management for the nine months ended September 30, 2024 was $8,493 million compared to $7,635 million for the same period in 2023.

Other service income increased by $421,000, or 16.1%, to $3.0 million for the three months ended September 30, 2024, compared to $2.6 million for the same period of 2023. The primary reason for the increase for the three months ended September 30, 2024 compared to the same period of 2023 was a $372,000 increase in income related to mortgage loans.

Other service income increased by $515,000, or 6.5%, to $8.5 million for the nine months ended September 30, 2024, compared to $8.0 million for the same period of 2023. The primary reason for the increase for the nine months ended September 30, 2024 compared to the same period of 2023 was a $757,000 increase in income related to mortgage loans.

Debit card fee income decreased by $113,000 or 1.7%, to $6.5 million for the three months ended September 30, 2024, compared to $6.7 million for the same period of 2023 and decreased $577,000, or 2.9%, to $19.4 million for the nine months ended September 30, 2024, compared to $19.9 million for the same period of 2023. The decrease for both the three-month and nine-month periods was partially due to a decrease in the average blended interchange rate per transaction, which is influenced by various factors, including the average spend per transaction.

Bank owned life insurance income increased by $609,000 to $2.1 million for the three months ended September 30, 2024, compared to $1.4 million for the same period of 2023, and increased $2.3 million to $6.3 million for the nine months ended September 30, 2024, compared to $4.0 million for the same period of 2023. The increase for the three-month and nine-month periods ended September 30, 2024 compared to the three-month and nine-month periods ended September 30, 2023 was primarily due to an increase in received death benefits as well as an increase in monthly income on the bank owned life insurance policies.

During the three months and nine months ended September 30, 2024, Park recognized a $5.8 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. There was no pension settlement gain recognized during the three months or the nine months ended September 30, 2023.

During the nine-month period ended September 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities during the three-month period ended September 30, 2024 or the three-month and nine-month periods ended September 30, 2023.

Gain on equity securities, net, changed by $559,000, to a net gain of $1.6 million for the three months ended September 30, 2024 compared to a net gain of $998,000 for the same period in 2023. The $559,000 change for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was related to a $626,000 change in the gain on other equity securities which went from a net gain of $74,000 for the three months ended September 30, 2023 to a net gain of $700,000 for the three months ended September 30, 2024, partially offset by a $67,000 decline in the gain on equity securities held at NAV, which went from a $924,000 net gain for the three months ended September 30, 2023 to a $857,000 net gain for the three months ended September 30, 2024.

Gain on equity securities, net, changed by $610,000, to a net gain of $1.2 million for the nine months ended September 30, 2024 compared to a net gain of $618,000 for the same period in 2023. The $610,000 change for the nine months ended September 30, 2024 compared to the three months ended September 30, 2023 was related to a $1.2 million change in the gain (loss) on other equity securities which went from a net loss of $65,000 for the nine months ended September 30, 2023 to a net gain of $1.2 million for the nine months ended September 30, 2024, partially offset by a $608,000 decline in the gain on equity securities held at NAV, which went from a $683,000 net gain for the nine months ended September 30, 2023 to a $75,000 net gain for the nine months ended September 30, 2024.

Other components of net periodic pension benefit income increased $311,000 to $2.2 million for the three months ended September 30, 2024 compared to $1.9 million for the same period in 2023 and increased $933,000 to $6.6 million for the nine months ended September 30, 2024 compared to $5.7 million for the same period in 2023. The increase was largely due to an increase in the expected return on plan assets, partially offset by an increase in interest cost.

Miscellaneous income decreased $417,000, or 18.0%, to $1.9 million for the three months ended September 30, 2024, compared to $2.3 million for the same period in 2023. The decrease for the three-month period ended September 30, 2024 compared to the same period of 2023 was due to a decline in gains on sales of other asset, and a decline in miscellaneous income that was received during the three months ended September 30, 2023 as the result of an investment fund liquidation, partially offset by an increase in net gains on sale of repossessed assets.

Miscellaneous income increased $366,000, or 8.4%, to $4.7 million for the nine months ended September 30, 2024, compared to $4.4 million for the same period in 2023. The increase for the nine-month period ended September 30, 2024 compared to the same period of 2023 was primarily the result of an increase in the net gain on the sale of assets, an increase in filing fee income, and an increase in net gains on the sale of repossessed assets, partially offset by a decline in miscellaneous income that was received during the nine months ended September 30, 2023 as the result of an investment fund liquidation.

Other Expense

Other expense increased by $7.9 million to $85.7 million for the three months ended September 30, 2024 compared to $77.8 million for the same period of 2023 and increased by $7.9 million, to $238.1 million for the nine months ended September 30, 2024 compared to $230.2 million for the same period of 2023.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Salaries	$38,370	$34,525	$3,845	$110,057	$103,045	$7,012
Employee benefits	10,162	10,822	(660)	31,595	32,176	(581)
Occupancy expense	3,731	3,203	528	9,887	9,770	117
Furniture and equipment expense	2,571	3,060	(489)	7,608	9,409	(1,801)
Data processing fees	11,764	9,700	2,064	30,114	28,032	2,082
Professional fees and services	7,842	7,572	270	20,681	22,158	(1,477)
Marketing	1,464	1,197	267	4,369	3,755	614
Insurance	1,640	2,158	(518)	5,135	5,932	(797)
Communication	955	1,135	(180)	2,993	3,217	(224)
State tax expense	1,116	1,125	(9)	3,355	3,499	(144)
Amortization of intangible assets	287	334	(47)	927	989	(62)
Foundation contributions	2,000	—	2,000	2,000	—	2,000
Miscellaneous	3,779	2,977	802	9,377	8,214	1,163
Total other expense	$85,681	$77,808	$7,873	$238,098	$230,196	$7,902

Salaries increased by $3.8 million, or 11.1%, to $38.4 million for the three months ended September 30, 2024, compared to $34.5 million for the same period in 2023. The increase for the three months ended September 30, 2024 compared to the same period of 2023 was due to an increase of $2.5 million in incentive compensation expense, an increase of $1.1 million in base salary expense, and an increase of $356,000 in share-based compensation expense. During the three months ended September 30, 2024, Park accrued $1.7 million for future one-time bonuses for associates. There were no similar one-time bonuses paid or accrued during the three months ended September 30, 2023.

Salaries increased by $7.0 million, or 6.8%, to $110.1 million for the nine months ended September 30, 2024, compared to $103.0 million for the same period in 2023. The increase for the nine months ended September 30, 2024 compared to the same period of 2023 was due to an increase of $3.9 million in incentive compensation expense, and an increase of $3.8 million in base salary expense. These increases were partially offset by a decrease in share-based compensation expense of $486,000. As previously mentioned, during the nine months ended September 30, 2024, Park accrued $1.7 million for future one-time bonuses for associates. There were no similar one-time bonuses paid or accrued during the nine months ended September 30, 2023.

Employee benefits decreased $660,000, or 6.1%, to $10.2 million for the three months ended September 30, 2024, compared to $10.8 million for the same period in 2023 and decreased $581,000 or 1.8%, to $31.6 million for the nine months ended September 30, 2024, compared to $32.2 million for the same period in 2023. The $660,000 decrease for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in group insurance costs of $870,000, partially offset by an increase in pension plan expense of $191,000. The $581,000 decrease for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in group insurance costs of $2.0 million, partially offset by an increase in pension plan expense of $573,000, an increase in SERP expense of $498,000, and an increase in company match KSOP contributions of $261,000.

Occupancy expense increased $528,000, or 16.5%, to $3.7 million for the three months ended September 30, 2024, compared to $3.2 million for the same period in 2023. The increase for the three-month period ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase in expense for the rental of leased space of $288,000 and an increase in maintenance and repairs expense of $265,000 which included $349,000 in expenses related to a building demolition.

Furniture and equipment expense decreased $489,000, or 16.0%, to $2.6 million for the three months ended September 30, 2024 compared to $3.1 million for the same period in 2023 and decreased $1.8 million, or 19.1%, to $7.6 million for the nine months ended September 30, 2024 compared to $9.4 million for the same period in 2023. The decrease for the three-month period ended September 30, 2024 compared to the same period in 2023 related to a decrease in depreciation expense. The decrease for the nine-month period ended September 30, 2024 compared to the same period in 2023 related to decreases in depreciation expense and repairs and maintenance expense.

Data processing expense increased $2.1 million, or 21.3%, to $11.8 million for the three months ended September 30, 2024 compared to $9.7 million for the same period in 2023, and increased $2.1 million, or 7.4%, to $30.1 million for the nine months ended September 30, 2023 from $28.0 million for the same period in 2023. The increase for both the three-month and the nine-month periods ended September 30, 2024 compared to the same periods in 2023 related to an increase in software expense, partially offset by a decline in debit card and ATM processing costs.

Professional fees and services expense decreased $1.5 million, or 6.7%, to $20.7 million for the nine months ended September 30, 2024 compared to $22.2 million for the same period in 2023. The decrease for the nine-month period ended September 30, 2024 compared to the same period in 2023 primarily related to a $1.3 million decrease in legal expense and a $746,000 decrease in consulting fees, partially offset by a $312,000 increase in credit services expense and an increase of $233,000 in audit and supervisory expenses.

Marketing expense increased $614,000, or 16.4%, to $4.4 million for the nine months ended September 30, 2024 compared to $3.8 million for the same period in 2023. The increase for the nine-month period ended September 30, 2024 compared to the same period in 2023 related to an increase in advertising expense.

Insurance expense decreased $518,000 or 24.0%, to $1.6 million for the three months ended September 30, 2024 compared to $2.2 million for the same period in 2023 and decreased $797,000, or 13.4%, to $5.1 million for the nine months ended September 30, 2024 compared to $5.9 million for the same period in 2023. The decrease for both the three-month and the nine-month periods ended September 30, 2024 compared to the periods ended September 30, 2023 related to a decrease in FDIC insurance assessment expense.

The Foundation contribution increase for the three months and the nine months ended September 30, 2024, compared to the same periods of 2023, was due to a $2.0 million contribution being made to Park's charitable foundation during the three months and the nine months ended September 30, 2024. There was no contribution made by Park to its charitable foundation during the three months and the nine months ended September 30, 2023.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense increased $802,000, or 26.9%, to $3.8 million for the three-month period ended September 30, 2024, compared to $3.0 million for the same period in 2023. This $802,000 increase in expense was primarily related to an increase of $1.2 million in the provision for unfunded credit losses, partially offset by a decrease in non-loan related losses of $318,000.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense increased $1.2 million or 14.2%, to $9.4 million for the nine-month period ended September 30, 2024, compared to $8.2 million for the same period in 2023. The $1.2 million increase in expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily related to an increase of $1.1 million in the provision for unfunded credit losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands except per common share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	Affected Line Item
Net interest income	$101,114	$94,269	$294,574	$278,039
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	281	145	904	509	Interest and fees on loans
less interest income on former Vision Bank relationships	9	9	16	596	Interest and fees on loans
Net interest income - adjusted	$100,824	$94,115	$293,654	$276,934

Provision for (recovery of) credit losses	$5,315	$(1,580)	$10,608	$1,095
less recoveries on former Vision Bank relationships	(234)	(40)	(1,304)	(788)	Provision for (recovery of) credit losses
Provision for (recovery of) credit losses - adjusted	$5,549	$(1,540)	$11,912	$1,883

Total other income	$36,530	$27,713	$91,524	$77,115
less loss on sale of debt securities, net	—	—	(398)	—	Loss on the sale of debt securities, net
less pension settlement gain	5,783	—	5,783	—	Pension settlement gain
less impact of strategic initiatives	—	—	658	—	Miscellaneous
less Vision related gain on the sale of OREO, net	1	—	115	—	Miscellaneous
less other service income related to former Vision Bank relationships	—	—	13	135	Other service income
Total other income - adjusted	$30,746	$27,713	$85,353	$76,980

Total other expense	$85,681	$77,808	$238,098	$230,196
less Foundation contribution	2,000	—	2,000	—	Foundation contributions
less one-time incentive	1,700	—	1,700	—	Salaries
less building demolition costs	349	—	414	—	Occupancy expense
less direct expenses related to collection of payments on former Vision Bank loan relationships	—	—	—	100	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	287	334	927	989	Amortization of intangible assets
Total other expense - adjusted	$81,345	$77,474	$233,057	$229,107

Tax effect of adjustments to net income identified above (7)	$(414)	$29	$(704)	$(197)

Net income - reported	$38,217	$36,917	$112,790	$102,234
Net income - adjusted (6)	$36,659	$37,028	$110,140	$101,492

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands except per common share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Diluted EPS	$2.35	$2.28	$6.95	$6.29
Diluted EPS- adjusted (6)	$2.25	$2.28	$6.79	$6.24

Annualized return on average assets (1)(2)	1.53%	1.47%	1.53%	1.37%
Annualized return on average assets- adjusted (1)(2)(6)	1.47%	1.47%	1.49%	1.36%

Annualized return on average tangible assets (1)(2)(4)	1.56%	1.49%	1.55%	1.39%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.49%	1.50%	1.52%	1.38%

Annualized return on average shareholders' equity (1)(2)	12.56%	13.28%	12.77%	12.48%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	12.05%	13.32%	12.47%	12.39%

Annualized return on average tangible equity (1)(2)(3)	14.52%	15.62%	14.82%	14.70%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	13.93%	15.66%	14.48%	14.59%

Efficiency ratio (5)	61.98%	63.25%	61.38%	64.29%
Efficiency ratio- adjusted (5)(6)	61.55%	63.05%	61.20%	64.21%

Annualized net interest margin (5)	4.45%	4.12%	4.37%	4.09%
Annualized net interest margin- adjusted (5)(6)	4.43%	4.11%	4.36%	4.07%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months and nine months ended September 30, 2024 and September 30, 2023, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
AVERAGE SHAREHOLDERS' EQUITY	$1,210,565	$1,102,677	$1,180,143	$1,094,924
Less: Average goodwill and other intangible assets	163,509	164,801	163,820	165,127
AVERAGE TANGIBLE EQUITY	$1,047,056	$937,876	$1,016,323	$929,797

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
AVERAGE ASSETS	$9,920,633	$9,965,114	$9,865,315	$9,980,256
Less: Average goodwill and other intangible assets	163,509	164,801	163,820	165,127
AVERAGE TANGIBLE ASSETS	$9,757,124	$9,800,313	$9,701,495	$9,815,129

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income	$133,808	$120,889	$389,352	$346,464
FTE adjustment	594	1,042	1,815	2,888
FTE interest income	$134,402	$121,931	$391,167	$349,352
Interest expense	32,694	26,620	94,778	68,425
FTE net interest income	$101,708	$95,311	$296,389	$280,927

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

(8) PTPP net income is calculated as net income, plus income taxes, plus the provision for (recovery of) credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for (recovery of) credit losses.

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$38,217	$36,917	$112,790	$102,234
Plus: Income taxes	8,431	8,837	24,602	21,629
Plus: Provision for (recovery of) credit losses	5,315	(1,580)	10,608	1,095
Pre-tax, pre-provision net income	$51,963	$44,174	$148,000	$124,958

Income Tax

Income tax expense was $8.4 million for the third quarter of 2024 and consisted of federal income tax expense of $8.2 million and state income tax expense of $273,000. This compares to income tax expense of $8.8 million for the second quarter of 2023, which consisted of federal income tax expense of $7.9 million and state income tax expense of $920,000. The effective income tax rate for the third quarter of 2024 was 18.1%, compared to 19.3% for the same period in 2023. Income tax expense was $24.6 million for the first nine months of 2024 and consisted of federal income tax expense of $23.7 million and state income tax expense of $868,000. This compares to income tax expense of $21.6 million for the first nine months of 2023, which consisted of federal income tax expense of $20.6 million and state income tax expense of $1.0 million. The effective income tax rate for the first half of 2024 was 17.9%, compared to 17.4% for the same period in 2023.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2024 year will be approximately $6.5 million.

Comparison of Financial Condition
At September 30, 2024 and at December 31, 2023

Changes in Financial Condition

Total assets increased by $66.6 million during the first nine months of 2024 to $9,903 million at September 30, 2024, compared to $9,836 million at December 31, 2023. This increase was primarily due to the following:

•Loans increased by $254.8 million, or 3.4%, to $7,731 million at September 30, 2024, compared to $7,476 million at December 31, 2023.
•Prepaid assets increased by $28.9 million, or 17.4%, to $194.7 million at September 30, 2024, compared to $165.9 million at December 31, 2023. This was primarily due to a change in the prepaid pension asset which was impacted by the remeasurement of the funded status of Park's pension plan as of September 30, 2024.
•Total investment securities decreased by $195.8 million, or 13.7%, to $1,233 million at September 30, 2024, compared to $1,429 million at December 31, 2023.
•Cash and cash equivalents decreased by $16.6 million, or 7.6%, to $201.7 million at September 30, 2024, compared to $218.3 million at December 31, 2023. Money market instruments decreased by $3.4 million and cash and due from banks decreased by $13.1 million.

Total liabilities decreased by $27.5 million, or 0.3%, during the first nine months of 2024 to $8,664 million at September 30, 2024, compared to $8,691 million at December 31, 2023. This change was primarily due to the following:

•Total deposits increased by $172.1 million, or 2.1%, to $8,215 million at September 30, 2024, compared to $8,043 million at December 31, 2023.
•Short-term borrowings decreased by $210.7 million, or 64.2%, to $117.4 million at September 30, 2024, compared to $328.2 million at December 31, 2023.

Total shareholders’ equity increased by $94.1 million, or 8.2%, to $1,239 million at September 30, 2024, from $1,145 million at December 31, 2023. This change was primarily due to the following:

•Retained earnings increased by $60.1 million during the period primarily as a result of net income of $112.8 million, partially offset by cash dividends on common shares of $51.9 million.
•Accumulated other comprehensive loss, net of taxes decreased by $31.5 million during the period primarily as a result of a $18.4 million unrealized net holding gain on debt securities available-for-sale, net of income tax effect and a $13.1 million change in funded status of defined benefit pension plan, net of income tax effect.
•Treasury shares decreased by $3.6 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Common shares decreased by $1.2 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes), partially offset by an increase due to share-based compensation expense.

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

Liquidity

Cash provided by operating activities was $129.6 million and $97.4 million for the nine months ended September 30, 2024 and 2023, respectively. Net income was the primary source of cash from operating activities for each of the nine-months periods ended September 30, 2024 and 2023.

Cash used in investing activities was $52.2 million and $121.1 million for the nine months ended September 30, 2024 and 2023, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $221.7 million for the nine months ended September 30, 2024 and $95.1 million for the nine months ended September 30, 2023. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $254.9 million and $203.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash used in financing activities was $94.0 million and cash provided by financing activities was $57.6 million for the nine months ended September 30, 2024 and 2023, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $172.1 million and $10.0 million of cash for the nine months ended September 30, 2024 and 2023, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the nine months ended September 30, 2024, net short-term borrowings decreased and used $210.7 million in cash. For the nine months ended September 30, 2023, net short-term borrowings increased and provided $125.4 million in cash. For the nine months ended September 30, 2023, cash declined by $23.0 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the nine months ended September 30, 2024. Finally, cash declined by $52.3 million and $52.0 million for the nine months ended September 30, 2024 and 2023, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $1.90 billion at September 30, 2024. The Corporation’s loan to asset ratio was 78.07% at September 30, 2024, compared to 76.01% at December 31, 2023 and 73.49% at September 30, 2023. Cash and cash equivalents were $201.7 million at September 30, 2024, compared to $218.3 million at December 31, 2023 and $223.6 million at September 30, 2023. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at September 30, 2024 was $1,239 million, or 12.5% of total assets, compared to $1,145 million, or 11.6% of total assets, at December 31, 2023 and $1,086 million, or 10.9% of total assets, at September 30, 2023.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2024. The following table indicates the capital ratios for PNB and Park at September 30, 2024 and December 31, 2023.

	At September 30, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	9.76%	11.35%	11.35%	12.77%
Park National Corporation	11.43%	13.33%	13.15%	16.50%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	At December 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	9.11%	10.95%	10.95%	12.35%
Park National Corporation	10.74%	12.97%	12.79%	16.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 70 of Park’s 2023 Form 10-K (Table 32) for disclosure concerning contractual obligations and commitments at December 31, 2023. There were no significant changes in contractual obligations and commitments during the first nine months of 2024.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Loan commitments	$1,606,896	$1,527,577
Standby letters of credit	$35,644	$31,261

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

On page 69 (Table 31) of Park’s 2023 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $782.9 million or 8.7% of total interest earning assets at December 31, 2023. At September 30, 2024, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $407.8 million or 4.49% of total interest earning assets.

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

On page 70 of Park’s 2023 Form 10-K, management reported that at December 31, 2023, the earnings simulation model projected that net income would increase by 1.5% using a rising interest rate scenario and decrease by 1.9% using a declining interest rate scenario over the next year. At September 30, 2024, the earnings simulation model projected that net income would increase by 0.2% using a rising interest rate scenario and would decrease by 1.0% in a declining interest rate scenario. At September 30, 2024, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of September 30, 2024 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2024, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2024	—	$—	—	996,088
August 1 through August 31, 2024	—	—	—	996,088
September 1 through September 30, 2024	—	—	—	996,088
Total	—	$—	—	996,088

(1)The number shown represents, as of the end of each period, the maximum number of Common Shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, which announcement was made on April 24, 2017; Park's publicly announced stock repurchase authorization covering 500,000 Common Shares which was announced on January 23, 2017; and Park's stock repurchase authorization covering 500,000 Common Shares which was announced on January 28, 2019 and as to which approval from the Federal Reserve was obtained in the form of correspondence from the Federal Reserve Bank of Cleveland dated April 19, 2019. Such authorizations are not subject to a fixed expiration date.

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

Item 3.      Defaults Upon Senior Securities

(a), (b) Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended September 30, 2024, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Filed herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Filed herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the nine months ended September 30, 2024 and 2023 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and the nine months ended September 30, 2024 and 2023 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the nine months ended September 30, 2024 and 2023 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

November 4, 2024	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

November 4, 2024	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)