Form 10-K
period 2024-12-31
PARK NATIONAL CORP /OH/
filed 2025-02-24
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)    FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to ____________

Commission File Number	1-13006

PARK NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 North Third Street,	P.O. Box 3500	Newark,	Ohio	43058-3500
(Address of principal executive offices)

(740)	349-8451
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	PRK	NYSE American

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
☐Yes ☒No

As of June 30, 2024, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $2,235,097,773 based on the closing sale price as reported on NYSE American. For this purpose, executive officers and directors of the Registrant are considered affiliates.
As of February 21, 2025, the Registrant had 16,158,982 outstanding Common Shares, no par value per share.
DOCUMENT INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2025	Part III (Items 10, 11, 12, 13, and 14)

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in this Annual Report on Form 10-K:

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan
2017 Non-Employee Directors LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LDA	Loss driver analysis
ACH	Automated clearing house	LGD	Loss given default
ACL	Allowance for credit losses	LIBOR	London Inter-bank Offered Rate
AFS	Available-for-sale	LTIP	Long-Term Incentive Plan
ASC	Accounting standards codification	MSRs	Mortgage servicing rights
ASU	Accounting standards update	NAV	Net asset value
ATM	Automated teller machine	NewDominion	NewDominion Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NSF	Non-sufficient funds
Carolina Alliance	CAB Financial Corporation and its subsidiaries	OREO	Other real estate owned
CECL	Current expected credit loss	Park	Park National Corporation and its subsidiaries unless context otherwise requires
CME	Chicago Mercantile Exchange	Park National Bank	The Park National Bank
Company	Park National Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
Corporation	Park National Corporation and its subsidiaries	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
CRE	Commercial real estate	PNB	The Park National Bank
DCF	Discounted cash flow	PPP	CARES Act Paycheck Protection Program
DDA	Demand deposit account	PBO	Projected benefit obligation
DOJ	U.S. Department of Justice	PTPP	Pre-tax, pre-provision
FASB	Financial Accounting Standards Board	Registrant	Park National Corporation
FDIC	Federal Deposit Insurance Corporation	ROU	Right-of-use
Federal Reserve Board	Board of Governors of Federal Reserve System	SARs	Stock appreciation rights
FFIEC	Federal Financial Institutions Examination Council	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SEPH	SE Property Holdings, LLC
FRB	Federal Reserve Bank	SERP	Supplemental Executive Retirement Plan
FTE	Fully taxable equivalent	SOFR	Secured overnight financing rate
GDP	Gross domestic product	TBRSUs	Time-based restricted stock units
GFSC	Guardian Financial Services Company	TDRs	Troubled debt restructurings
Guardian Finance	Guardian Financial Services Company	U.S.	United States
HELOC	Home equity line of credit	U.S. GAAP	United States generally accepted accounting principles
HPI	Home price index	United States	United States of America
HTM	Held-to-maturity	Vision	Vision Bancshares, Inc.
IRLC	Interest rate lock commitment	VOV	Verification of value

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.

Risks and uncertainties that could cause actual results to differ include, without limitation: (1) the ability to execute our business plan successfully and manage strategic initiatives; (2) the impact of current and future economic and financial market conditions, including unemployment rates, inflation, interest rates, supply-demand imbalances, and geopolitical matters; (3) factors impacting the performance of our loan portfolio, including real estate values, financial health of borrowers, and loan concentrations; (4) the effects of monetary and fiscal policies, including interest rates, money supply, and inflation; (5) changes in federal, state, or local tax laws; (6) the impact of changes in governmental policy and regulatory requirements on our operations; (7) changes in consumer spending, borrowing, and saving habits; (8) changes in the performance and creditworthiness of customers, suppliers, and counterparties; (9) increased credit risk and higher credit losses due to loan concentrations; (10) volatility in mortgage banking income due to interest rates and demand; (11) adequacy of our internal controls and risk management programs; (12) competitive pressures among financial services organizations; (13) uncertainty regarding changes in banking regulations and other regulatory requirements; (14) our ability to meet heightened supervisory requirements and expectations; (15) the impact of changes in accounting policies and practices on our financial condition; (16) the reliability and accuracy of assumptions and estimates used in applying critical accounting estimates; (17) the potential for higher future credit losses due to changes in economic assumptions; (18) the ability to anticipate and respond to technological changes and our reliance on third-party vendors; (19) operational issues related to and capital spending necessitated by the implementation of information technology systems on which we are highly dependent; (20) the ability to secure confidential information and deliver products and services through computer systems and telecommunications networks; (21) the impact of security breaches or failures in operational systems; (22) the costs associated with intellectual property rights and protection; (23) the impact of geopolitical instability and trade policies on our operations; (24) the impact of changes in credit ratings of government debt and financial stability of sovereign governments; (25) the effect of stock market price fluctuations on our asset and wealth management businesses; (26) litigation and regulatory compliance exposure; (27) availability of earnings and excess capital for dividend declarations; (28) the impact of fraud, scams, and schemes on our business; (29) the impact of natural disasters, pandemics, and other emergencies on our operations; (30) potential deterioration of the economy due to financial, political, or other shocks; (31) impact of healthcare laws and potential changes on our costs and operations; (32) the impact of problems encountered by other financial institutions on our business; (33) the ability to grow deposits or maintain adequate deposit levels; (34) the impact of unexpected deposit outflows on our financial condition; and (35) other risk factors related to the banking industry.

Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

PART I

ITEM 1. BUSINESS.
The disclosures set forth in this Item are qualified by "ITEM 1A. RISK FACTORS" and the section captioned "FORWARD-LOOKING STATEMENTS" of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General
Park National Corporation (“Park”) is a financial holding company regulated under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). Founded as Park National Bank of Ohio, in Newark, Ohio, Park’s legacy dates to 1908. As a bank holding company, Park was established in 1987. Park is headquartered at 51 North Third Street, Newark, Ohio 43055, and can be reached at (740) 349-8451. Its common shares trade on NYSE American under the symbol “PRK.” Park's internet site http://www.parknationalcorp.com provides access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments, and definitive proxy statements filed under the Securities Exchange Act of 1934 (the “Exchange Act”). These documents are available as soon as practicable after Park files them electronically with the SEC. Park's primary business is to own and oversee its subsidiaries, engaged primarily in the business of banking. While Park sets overall policies, including lending and financial strategies, the officers of its subsidiaries handle day-to-day operations.

Human Capital

At Park, banking is about more than money, and jobs are about more than work. Park provides a work experience that ignites associate passion to serve, unlocks potential to grow, and fuels the life of associates who want to build for themselves and those they love. Park provides opportunities for growth and advancement by empowering associates and offering ongoing training to develop knowledge and skills. Park strives to provide a safe, fair, caring and courteous work environment.

Associate Profile

Park associates are driven by purpose, a theme associates refer to as "Serving More." The organization prioritizes doing the right thing, whether that means listening attentively, empathizing with others, or prioritizing the best interests of others. This commitment makes the work deeply meaningful.

Park operates 87 financial service offices in Ohio, northern Kentucky, and the Carolinas. As of December 31, 2024, Park had 1,771 active associates, comprising 1,620 full-time and 151 part-time, which equates to 1,725 full-time equivalent associates. Of these, 68% are female and 32% are male, with an average tenure of 9 years. The branch delivery channels employ 32.8% of those associates.

Talent

Park is committed to equal employment opportunities, hiring, and promoting individuals who meet position requirements and show strong potential for growth. Park’s performance management emphasizes rewarding associates based on performance. Through annual goal-setting and quarterly updates, supervisors and associates collaboratively track progress. The annual evaluation process influences pay and salary reviews, fostering a culture of continuous improvement. Park values associates' experience and knowledge to identify enhancement areas.

Career Pathways and Professional Development

Park fosters professional growth with a culture that prioritizes compassion over competition. Associates take ownership of their journey with genuine support from leaders and access to development opportunities that enhance performance, engagement, and competitiveness. Comprehensive training and professional development align with Park's mission to promote long-term prosperity for its stakeholders.

The Learning and Development team bolsters Park's objectives by streamlining training, improving onboarding, overseeing associate development, and implementing learning solutions that foster belonging and connection. Launching in 2025, Park will continue to solidify its commitment to grow with its associates through its new Leadership Pathways program that will implement learning solutions that promote a sense of belonging and connection through culture building. Through these efforts, we are committed to ensuring that our associates have the tools and resources they need to thrive and contribute to the success of our organization.

Compensation & Benefits

Park's benefits package is designed to support what matters most to associates, including by investment in family, life/work balance, health and wellbeing, and financial security. Park’s compensation program includes market-aligned salary grades, an annual incentive compensation program for eligible associates, referral and rewards incentive programs available to associates based on job function, a long-term incentive plan ("LTIP") for select associates, and premium pay for associates working extended hours. Available benefits also include an employee stock ownership plan ("KSOP") with a company matching contribution, defined benefit pension plan, health and life insurance, dependent care assistance, health flexible spending plan, long-term disability plan, paid time off, tuition reimbursement for qualified schooling, and an employee assistance program.

Employee Culture & Retention

Park associates are driven by empathy, compassion, and a genuine desire to serve customers, communities, and colleagues. They value an environment for personal and professional growth, which is why many choose long-term careers with Park. In 2024, Park's voluntary turnover was 14.3%. By the end of the year, 89% of Park associates were shareholders through the organization’s KSOP, which includes a discretionary 50% match for each associate’s regular contribution. Park fosters a listening culture by regularly conducting employee engagement surveys to understand associate perspectives and address concerns. In 2024, 81.7% of our associates participated. Park’s commitment to associate retention is evident in the organization’s tenure statistics: 34% of our associates had been with our organization 10 years or more.

Banking Operations
Park’s banking operations are conducted through Park National Bank, a national banking association. Park National Bank engages in the commercial banking, consumer banking, and wealth management, including trust and investment services. Geographically, Park is focused on small and medium population areas in Ohio, North Carolina, South Carolina, and the metropolitan areas of Columbus, Cincinnati, Charlotte, and Louisville. As of December 31, 2024, Park National Bank operated 87 financial service offices, including 82 branches, in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank delivers financial products and services through its 87 financial service offices and a network of 107 automated teller machines, as well as telephone and internet-based banking by computer or mobile device, including with ParkDirect, a Park National Bank-tailored mobile banking application for Park customers.

There is one reportable segment for the Corporation.
Consumer Finance Subsidiary
Guardian Finance Service Company (“Guardian Finance”), an Ohio corporation and subsidiary of Park, provided consumer finance services in central Ohio, and is currently engaged solely in servicing the entity’s outstanding loans. In 2019, Guardian Finance ceased issuing new loans. As of December 31, 2024, Guardian Finance had $88,000 in outstanding loans and one administrative office in Licking County, Ohio.

SE Property Holdings, LLC ("SEPH")
SEPH, an Ohio limited liability company and Park subsidiary, was organized in 2011 to purchase and sell OREO from Vision Bank. Based on authorization from the Federal Reserve Board, SEPH is permitted to engage in lending activities and succeeded to the lending rights and obligations of Vision Bank when Vision Bank merged into SEPH on February 16, 2012 (the "Vision Bank-SEPH Merger"). SEPH operates in Ohio and other states in which Vision Bank originated loans, focused on selling OREO and resolving problem loans.

Scope Leasing, Inc.
Scope Leasing, Inc. (doing business as “Scope Aircraft Finance”), an Ohio corporation, is a subsidiary of Park National Bank specializing in aircraft financing. Customers of Scope Aircraft Finance include primarily small businesses and entrepreneurs who utilize aircraft for business or pleasure. Scope Aircraft Finance serves customers throughout the U.S. and Canada.

Vision Bancshares Trust I

In connection with the merger of Vision Bancshares, Inc. (“Vision”) into Park in March of 2007 (the “Vision Merger”), Park became the successor to Vision under the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued $15.5 million of junior subordinated notes to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The junior subordinated notes were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005. Park also became the successor to Vision in (i) the Amended and Restated Trust Agreement of the Vision Trust, dated as of December 5, 2005 (the “Trust Agreement”), and (ii) the Guarantee Agreement, dated as of December 5, 2005 (the “Guarantee Agreement”). Through these contractual obligations, Park has fully and unconditionally guaranteed all the Vision Trust’s obligations with respect to the floating rate preferred securities.

Both the junior subordinated notes and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened), and, since July 1, 2023, carry a floating rate based on three-month CME Term SOFR plus 174 basis points. Payment of interest on the junior subordinated notes, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed 20 consecutive quarters, subject to specified conditions.

Under the terms of the Indenture and Guarantee Agreement, Park, as successor to Vision, is prohibited, subject to limited exceptions, from declaring or paying dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any shares of Park’s capital stock: (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred. The floating rate preferred securities are considered Tier 1 Capital under regulatory capital standards.

Other Subsidiaries
Park Investments, Inc. ("PII"), a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2024, PII held municipal securities with an amortized cost of $203.4 million.

NSCB 2, LLC; X Holdings, LLC; and X Holdings Nevada, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity. River Park Properties, LLC and Park ABQ, LLC, former subsidiaries of Park National Bank that held certain OREO properties or other nonperforming assets, were dissolved in 2024, as the entities were no longer engaged in business.

87A Orange Beach, LLC; Swindall Holdings, LLC; Swindall Partnership Holdings, LLC; Farm Holdings, LLC; Marina Holding WE, LLC; Alabama Apartment Holdings, LLC; and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity. Morningside Holding, LLC and Marina Holdings Z, LLC, former subsidiaries of SEPH that held certain OREO properties or other nonperforming assets, were dissolved in 2024, as the entities were no longer engaged in business.

Services Provided by Park’s Subsidiaries
Park National Bank provides the following principal services:
•the acceptance of deposits for demand, savings, and time accounts, and the servicing of those accounts;
•commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which are offered through a third party), home equity lines of credit, and commercial leasing;
•a national portfolio of loans to non-bank consumer finance companies;
•wealth management, including trust and investment services;
•aircraft financing;
•commercial cash management;
•safe deposit operations;
•electronic funds transfers;
•internet and mobile banking solutions with bill pay service; and
•ParkDirect, a personal banking app.

Park believes that Park National Bank's current deposit mix is diverse enough that the loss of any single customer would not significantly impact Park National Bank's business.

Lending Activities
Park National Bank deals with consumers and businesses primarily in the 24 Ohio counties, one Kentucky county, five North Carolina counties and four South Carolina counties where Park National Bank has office locations. SEPH, through the Vision Bank-SEPH Merger, manages loans formerly serviced by Vision Bank, with minimal new origination expected. Such origination (or modification) volume has been and is expected to continue to be insignificant to the consolidated Park entity.

To maintain acceptable loan quality, loan decisions are made to align with Park’s written policies and procedures. Park National Bank retains commercial and commercial real estate loans, commercial leases, residential real estate loans, home equity lines of credit, and installment loans for its portfolio, and also sells fixed-rate residential real estate loans to the secondary market. Park National Bank acknowledges there are certain risks inherent in making loans. These risks include borrower credit changes, interest rate fluctuations, economic shifts, borrower reliability, and potential changes in collateral value.

Commercial Loans
At December 31, 2024, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $3,294 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 42.1% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,270 million represented commercial, financial and agricultural loans, $1,994 million represented commercial real estate loans, and $30 million represented commercial leases.
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
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the counties where Park National Bank operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing; construction; finance and insurance; accommodation and food services; other services (except public administration); health care and social assistance; manufacturing; retail trade; agriculture, forestry, fishing and hunting; and professional, scientific, and technical services.
Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. The credit information required generally includes, depending on the amount of money lent, financial statements, two years of federal income tax returns and a current credit report. Loan terms include amortization schedules commensurate with the purpose of each loan, identification of the source of each repayment and the risk involved. In most instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan and the collateral available to be pledged by the borrower. Most often, the collateral is inventory, machinery, accounts receivable and/or real estate. The guarantee of the business owners/principals is generally required on loans made to closely-held business entities.
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
The regulatory limit for loans made to one borrower by Park National Bank was $161.4 million at December 31, 2024. Participations in a loan by Park National Bank in an amount larger than $53.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $161.4 million, the total exposure of the largest single borrower within the commercial portfolio was $75.0 million at December 31, 2024.
Park has an independent, internal loan review program which annually evaluates all commercial loan relationships equal to or greater than $1.0 million, all new commercial loans equal to or greater than $1.0 million in its metropolitan markets of Columbus, Ohio; Cincinnati, Ohio; Louisville, Kentucky; Charlotte, North Carolina; and within its loans to non-bank consumer finance companies and aircraft financing sectors, all new commercial loans equal to or greater than $500,000 in all other markets, and a risk-based sample of commercial relationships less than $1.0 million. If a loan has deteriorated, Park takes prompt action designed to increase the likelihood that it will be repaid. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, Park may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. Park then works with the borrower to develop a payment schedule which it anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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
Loans to Non-Bank Consumer Finance Companies
At December 31, 2024, Park National Bank had $325 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans issued by a consumer finance company that is, in turn, a borrower from Park National Bank. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.
Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon such experience and certain industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2024, Scope Aircraft Finance had $314 million in loans outstanding, primarily secured by aircraft (which are included in the commercial loan portfolio).

Consumer Loans
At December 31, 2024, Park's subsidiaries had outstanding consumer loans (including automobile loans) in an aggregate amount of $1,910 million, constituting approximately 24.4% of their aggregate total loan portfolio. Park makes installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through an automobile and other vehicle dealer; whereas, direct loans are originated through direct customer interaction within Park's regions. For both direct and indirect loans, the final credit decisions are made by Park with the assistance of an automated underwriting platform (system). At December 31, 2024, of the $1,910 million in consumer loans, $1,719 million were originated through indirect lending, while the remaining $191 million were considered direct loans.
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
Residential Real Estate and Construction Loans
At December 31, 2024, Park's subsidiaries had outstanding approximately $2,613 million in construction real estate loans and residential real estate loans, representing approximately 33.4% of total loans outstanding. Of the $2,613 million, approximately $2,200 million was included within the residential real estate loan segment, which included $644 million of commercial loans secured by residential real estate, $1,347 million of mortgage loans, $203 million of home equity lines of credit and $6 million of installment loans. The remaining $413 million was included within the construction real estate loan segment, which included $311 million of commercial land and development loans and $102 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky, North Carolina and South Carolina.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category that are made to be held in Park National Bank's portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Park’s management may decide to retain certain 15-year, fixed-rate residential mortgage loans, rather than sell in the secondary market. At December 31, 2024 and 2023, Park reported $586 million and $551 million, respectively, of 15-year, fixed-rate residential mortgage loans on Park's Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.

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
SEPH

SEPH is a non-bank subsidiary of Park that holds OREO property and non-performing loans. In addition to approximately $938,000 in OREO property, SEPH also held non-performing loans that were fully charged off as of December 31, 2024, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees work with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts.

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
Associates
At December 31, 2024, Park and its subsidiaries had 1,771 active associates, consisting of 1,620 full-time and 151 part-time, resulting in 1,725 full-time equivalent associates.
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

The FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on insured institutions with assets of less than $10.0 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10.0 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10.0 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10.0 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years of the plan establishment, by September 30, 2028. The DRR was 1.26% as of September 30, 2022. Since the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. As of December 31, 2024, the DRR remained below the statutory minimum of 1.35%.

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

In order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See "Note 27 - Capital Ratios" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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
At December 31, 2024, approximately $133.8 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2024, the reserve requirement ratio remains at zero percent.

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

On October 24, 2023, the federal banking agencies, including the OCC, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The impact the changes to the CRA will have on Park National Bank’s operations cannot be predicted at this time, but is being evaluated.

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

Executive and Incentive Compensation
The Dodd-Frank Act requires that the federal bank regulatory agencies, including the Federal Reserve Board and the OCC, establish joint regulations or guidelines related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016, and again in 2024, that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the bank regulatory agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, Park and Park National Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

Up until 2020, Park's provision for credit losses had declined since the end of the most recent recession, which ended in June 2009, primarily due to improvement in general economic conditions, as well as actions taken by us to better manage our loan portfolio. During 2020, Park experienced elevated provision for credit losses primarily due to the impact of COVID-19. During 2021-2024, the provision fluctuated as a result of changes in economic forecasts and other assumptions. If we were to experience higher levels of provision for credit losses, it could result in lower levels of net income.
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

Our estimation of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond our control, and the losses may exceed current estimates. We cannot be assured of the amount or timing of losses, nor whether the allowance for credit losses will be adequate in the future.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. Throughout 2024 and 2025 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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

We have significant investments in financial service office premises and equipment for our financial service office network, including 87 financial service offices as well as our retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing our products and services, could affect the value of our financial service office network or other retail distribution assets and may cause us to change our retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce our remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media, digital or cryptocurrency, blockchain, and other “fintech” technologies could result in additional changes in our retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform our retail distribution channel.

General Risk Factors

If our total consolidated assets exceed $10.0 billion, we will become subject to additional regulations

As of December 31, 2024, Park had total consolidated assets of $9.8 billion. However, should our total consolidated assets exceed $10.0 billion, Park and Park National Bank will become subject to heightened regulatory requirements stemming largely from the Dodd-Frank Act. These requirements include, but are not limited to, the following: (i) supervision, examination and enforcement by the CFPB with respect to federal consumer financial protection laws; (ii) a modified methodology and scorecard for calculating FDIC insurance assessments and, depending on the result of Park National Bank’s performance under the scorecard, potentially higher assessment rates; (iii) limitations on interchange transaction fees for debit card transactions; (iv) heightened compliance standards under the Volcker Rule; (v) enhanced supervision by the OCC and the Federal Reserve Board; and (vi) no longer being eligible to elect to be subject to the CBLR. The imposition of these regulatory requirements and increased supervision, should the $10.0 billion threshold be crossed, may require the additional commitment of financial resources to regulatory compliance and may increase Park National Bank’s cost of operations and provide greater limitations on the products and services that can be offered.

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

Through its first two years, Park National Bank is in full compliance with the DOJ Consent Order and on target to complete its compliance with the DOJ Consent Order within the required five-year period. Continuing to achieve compliance may continue to require management attention, may affect Park’s financial performance, and may require Park to allocate resources away from existing businesses or to undertake significant changes to our businesses, operations, products and services, and risk management practices. In addition, Park and Park National Bank could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ Consent Order.

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

Park maintains a third-party risk management program that is designed to evaluate, monitor, and control risks connected with third-party vendors, particularly those vendors with access to or possession of sensitive information. The third-party risk management program solicits diligence materials from vendors and conducts internal risk assessments for vendors, including with regard to information security policies, practices, testing, and reporting. Diligence and internal risk assessments for vendors include analysis specific to the vendor’s transmission and storage of information, encryption practices, security appliances, vulnerability testing, and past security incidents. Vendor contract negotiations involve data protection terms and responsibilities regarding information breach notifications and reporting.

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

Park’s Board of Directors recognizes the importance of cybersecurity in safeguarding sensitive information. The Board Risk Committee is responsible for overseeing Park’s Enterprise Risk Management program which includes responsibility for cybersecurity. The Park information security and business continuity teams, both part of Park’s Enterprise Risk Management, manage and oversee the Incident Response Plan and Cybersecurity Response Playbook. The Incident Response Plan and Cybersecurity Response Playbook guide Park’s response to cybersecurity issues and events. The Board Executive Committee is engaged in the final determination of whether a cybersecurity issue or event is material, as discussed below. Park's Board of Directors is regularly apprised of cybersecurity risks. Park’s information security team and cybersecurity operations team jointly prepare and issue a quarterly report to the full Board of Directors on the status of incidents, health of program, penetration testing results, risk assessments, identifying cybersecurity trends, internal data, issues, events, and key-risk indicator metrics.

Park’s information security and cybersecurity operations teams have defined escalation paths for issues and events, which include engaging Park’s Incident Response Plan, and working issues and events through Park’s Cybersecurity Response Playbook. Evaluation of escalated events is performed first by the Information Security Officer and Chief Legal Officer, who track and log cybersecurity incidents across Park and Park’s vendors. Any incident assessed as potentially being or becoming material is further escalated to a leadership team that includes the Chief Financial Officer, Chief Operations Officer, Chief Risk Officer, Chief Information Officer, and Chief Accounting Officer. Events that leadership determines may be material are shared with the Board of Director’s Executive Committee for final review and evaluation. Park engages teams, including but not limited to information security, information technology, corporate fraud and security, and fraud prevention, to address and remediate cybersecurity events and issues as they arise. Park engages outside legal counsel for assistance in evaluating and remediating cybersecurity issues and events. Information regarding issues and events is also shared by Park leadership with both internal and external auditors.

Park’s business strategy, results of operations, and financial performance have not been materially affected by risks from cybersecurity threats. Park cannot provide assurance that business strategy, results of operations, or financial performance will not be materially affected in the future by such risks or any future incidents.

ITEM 2.PROPERTIES.

Park’s principal executive offices are located at 51 North Third Street, Newark, Ohio 43055. This facility, which we own, houses our executive offices as well as various operational functions. We believe that our current facilities are suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.
Park National Bank
As of December 31, 2024, Park National Bank and its subsidiary Scope Leasing, Inc. had a total of 87 financial service offices in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank has three financial service offices (including its main office) and three operations centers in Newark in Licking County, Ohio. We operate a total of 76 financial service offices in Ohio, one financial service office in Kentucky, five financial service offices in North Carolina and five financial service offices in South Carolina. Of the financial service offices described above, 17 are leased and the remainder are owned. Park National Bank also operates 32 off-site automated teller machines.

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

ITEM 3.LEGAL PROCEEDINGS.

We are routinely engaged in various litigation and other legal matters that are part of, or incidental to, our ordinary course of business and we have a number of unresolved lawsuits and open matters pending resolution. While the ultimate liability with respect to these matters and claims cannot be determined at this time, we believe that losses, damages, or liabilities, if any, and other amounts relating to pending matters, individually or in the aggregate, are not likely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. See "Note 1 - Significant Accounting Policies - Loss Contingencies" of the Notes to the Financial Statements included in "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information.
ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Park's common shares (symbol: PRK) are traded on NYSE American. At February 21, 2025, Park had 3,035 shareholders of record. Park currently intends to continue to pay quarterly cash dividends comparable to the regular quarterly cash dividends paid during the year ended December 31, 2024, subject to the regulatory restrictions described in "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," as well as in the section captioned "Supervision and Regulation of Park and Park's Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return performance for Park's common shares with the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index for the five-year period from December 31, 2019 to December 31, 2024. The NYSE Composite Index is a market capitalization-weighted index of the stocks listed on NYSE. The KBW NASDAQ Bank Index is comprised of 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions and focuses specifically on banking and de-emphasizes components that would be heavily insurance-related or investment-oriented. The S&P U.S. SmallCap Banks Index is a market capitalization-weighted index comprised of common stocks of U.S. financial services companies that are principally engaged in the business of providing services and products, including banking, investment services, insurance and real estate finance services.

Park believes that the KBW NASDAQ Bank Index and the S&P U.S. SmallCap Banks Index are the appropriate industry indices for Park to use for the five-year total shareholder return performance comparison given the nature of the services provided by the financial services companies included in each.

Total Return Performance
	Period Ended
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Park National Corporation	100.00	107.61	145.87	154.82	151.72	201.81
NYSE Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

The annual compound total return on Park’s common shares for the past five years was a positive 15.1%.  By comparison, the annual compound total returns for the past five years on the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index were a positive 9.0%, a positive 5.8% and a positive 5.8%, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Park's common shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2024, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2024	—	—	—	996,088

November 1 through November 30, 2024	—	—	—	996,088

December 1 through December 31, 2024	—	—	—	996,088

Total	—	—	—	996,088

(1)The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, both of which became effective on April 24, 2017; Park's stock repurchase authorization covering 500,000 common shares which was announced on January 23, 2017; and Park's stock repurchase authorization covering 500,000 common shares which was announced on January 28, 2019. Such authorizations are not subject to a fixed expiration date.

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

Management has included in this Management's Discussion and Analysis of Financial Condition and Results of Operation, information relating to the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio,and pre-tax, pre-provision net income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022. For the purpose of calculating the return on average tangible equity, a non-GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the return on average tangible assets, a non-GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

Management believes that the disclosure of the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income presents additional information to the reader of the consolidated financial statements, which, when read in conjunction with the consolidated financial statements prepared in accordance with U.S. GAAP, assists in analyzing Park's operating performance, ensures comparability of operating performance from period to period, and facilitates comparisons with the performance of Park's peer financial holding companies and bank holding companies, while eliminating certain non-operational effects of acquisitions. In the tables included within the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, Park has provided a reconciliation of average tangible equity from average shareholders' equity, average tangible assets from average assets, tangible equity from total shareholders' equity, tangible assets from total assets, and pre-tax, pre-provision net income from net income solely for the purpose of complying with SEC Regulation G and not as an indication that the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income are substitutes for the return on average equity, the return on average assets, the total shareholders' equity to total assets ratio, and net income, respectively, as determined in accordance with U.S. GAAP

FTE (fully taxable equivalent) Financial Measures

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

OVERVIEW

The table below reflects Park's net income for the years ended December 31, 2024, 2023 and 2022.

Table 1 - Summary Income Statement
(In thousands)	2024	2023	2022
Net interest income	$398,019	$373,113	$347,059
Provision for credit losses	14,543	2,904	4,557
Other income	122,588	92,634	135,935
Other expense	321,339	309,239	297,978
Income before income taxes	$184,725	$153,604	$180,459
Income tax expense	33,305	26,870	32,108
Net income	$151,420	$126,734	$148,351
Pre-tax, pre-provision net income (1)	$199,268	$156,508	$185,016
(1) PTPP net income is calculated as net income, plus income taxes, plus the provision for credit losses, in each case during the applicable period.

Net income for the year ended December 31, 2024 of $151.4 million represented a $24.7 million, or 19.5%, increase compared to $126.7 million for the year ended December 31, 2023. Net income for the year ended December 31, 2023 of $126.7 million represented a $21.6 million, or 14.6%, decrease compared to $148.4 million for the year ended December 31, 2022.

Pre-tax, pre-provision net income (non-U.S. GAAP) for the year ended December 31, 2024 of $199.3 million represented a $42.8 million, or 27.3%, increase compared to $156.5 million for the year ended December 31, 2023. Pre-tax, pre-provision net income for the year ended December 31, 2023 of $156.5 million represented a $28.5 million, or 15.4%, decrease compared to $185.0 million for the year ended December 31, 2022.

Highlights from the years ended December 31, 2024, 2023, and 2022 included:

•During the year ended December 31, 2024, Park recognized a $6.1 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested and retired participants. There was no pension settlement gain recognized during the years ended December 31, 2023 and December 31, 2022.
•Park completed a series of debt security sale trades in November 2023, selling an aggregate of $291.0 million in available-for-sale ("AFS") debt securities with a net pre-tax loss of $7.9 million for the year ended December 31, 2023. Among the various objectives of the trade, the liquidity generated from the sale was used to reduce borrowing needs and improve the overall net interest margin. A net loss on sale of debt securities of $526,000 was recognized during the year ended December 31, 2024. No gain or loss on the sale of debt securities was recorded in the year ended December 31, 2022.
•During the years ended December 31, 2024 and 2022, Park recognized $115,000 and $5.6 million, respectively, in net gains on the sale of OREO related to former Vision Bank relationships. There was no gain on the sale of OREO, net, related to former Vision Bank relationships during the year ended December 31, 2023.
•During the years ended December 31, 2023 and 2022, Park recognized $46,000 and $12.0 million, respectively, in OREO valuation markups related to the foreclosure and subsequent sale of properties collateralizing former Vision Bank relationships. There was no OREO valuation markup related to former Vision Bank relationships during the year ended December 31, 2024.
•During the years ended December 31, 2024, 2023, and 2022, Park incurred $215,000, $100,000 and $1.8 million, respectively, in direct expenses related to the collection of payments on former Vision Bank loan relationships.
•During the year ended December 31, 2024, Park contributed $2.0 million to its charitable foundation, compared to $1.0 million for the year ended December 31, 2023 and $4.0 million for the year ended December 31, 2022.
•Park's loans outstanding at December 31, 2024 increased 4.6% compared to December 31, 2023. Park's loans outstanding at December 31, 2023 increased 4.7% compared to December 31, 2022.

Net income for each of the years ended December 31, 2024, 2023 and 2022, included several items of income and expense that impacted comparability of period results. These items are detailed in the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

DIVIDENDS ON COMMON SHARES

Cash dividends declared on Park's common shares were $4.74 in 2024, $4.20 in 2023 and $4.66 in 2022. Dividends declared as a percentage of net income was 51%, 54% and 51% for 2024, 2023 and 2022, respectively. Management targets a dividend payout ratio of 50% each year.

The quarterly cash dividend on Park's common shares was $1.06 per share for the first, second and third quarters of 2024, and $1.56 per share for the fourth quarter of 2024. The fourth quarter of 2024 included a one-time special cash dividend of $0.50 per share. The quarterly cash dividend on Park's common shares was $1.05 per share for each of the quarters of 2023. The quarterly cash dividend on Park's common shares was $1.04 per share for the first, second and third quarters of 2022, and $1.54 per share for the fourth quarter of 2022. The fourth quarter of 2022 included a one-time special cash dividend of $0.50 per share.

Please see the discussion of limitations on Park's ability to pay dividends in the section captioned "Supervision and Regulation of Park and its Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The significant accounting estimates used in the development and presentation of Park’s consolidated financial statements are listed in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."  The accounting and reporting estimates of Park conform with U.S. GAAP and general practices within the financial services industry.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At December 31, 2024, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Tensions with China and Taiwan increase and China briefly interrupts trade through the Taiwan Strait and the Russian invasion lasts longer than expected. Worries grow that the Hamas-Israel conflict will lead to a wider conflict. (2) Due to continuing concerns about rising inflation, the Federal Reserve raises the federal funds rate. However, it resumes easing in Q3 2025 as a downturn persists. (3) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about longevity of the Euro and causes financial stress to highly indebted nations, especially Italy. (4) Impacts of Trump tariffs and deportations are significantly worse than expected. Tariffs will be levied on China, Canada, Mexico and Europe and the tariff rate will increase more than in the baseline forecast before rolling back in 2026. Retaliatory tariffs reduce US exports and lead to a global turndown. Tax revenues are lower than in the baseline creating a higher deficit. (5) Recession in Q1 2025 which lasts through Q3 2025. Real GDP declines by 2.6%. The unemployment rate rises to a peak of 8.3% in Q1 2026. The stock market falls 35% from Q1 2025 to Q3 2025. The adverse scenario forecasts Ohio unemployment for the next twelve months to range from 6.6% to 9.5%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $27.5 million as of December 31, 2024 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $27.5 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

Refer to the “CREDIT METRICS AND PROVISION FOR CREDIT LOSSES” section within this "ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for additional discussion.

Pension Plan: The determination of pension plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees will earn while working, as well as the present value of those benefits. Annual pension income/expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our pension plan. During the year ended December 31, 2024, Park exceeded the pension settlement threshold established in ASC 715-30 and recognized in income a pro-rata portion of the unamortized gain in accumulated other comprehensive loss (pension settlement gain).

Significant assumptions used to measure our annual pension expense include:

•the interest rate used to determine the present value of liabilities (discount rate);
•certain employee-related factors, such as turnover, retirement age and mortality;
•the expected return on assets in our funded pension plan; and
•the rate of salary increases where benefits are based on earnings.

The most significant of these assumptions is the discount rate and the expected return on assets. The discount rate utilized for the December 31, 2024 calculation was 5.89% and the expected return on plan assets was 6.92%. This compares to the discount rate utilized for the December 31, 2023 calculation of 5.14% and the expected return on plan assets of 6.92%. Presented below is the estimated impact on Park's projected benefit obligation ("PBO") and 2024 pension expense assuming changes in the significant assumptions.

Table 2 - Pension Sensitivity
	Discount Rate		Expected Return on Plan Assets
(In thousands)	- 25 BPS	+25 BPS	- 50 BPS	+50 BPS
Change in PBO	$2,690	$(2,560)	N.A.	N.A.
Change in Pension Expense	110	(280)	$1,110	$(1,110)

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan income/expense and obligation.

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

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions.  At December 31, 2024, Park operated 87 financial service offices (including those of PNB and Scope Leasing, Inc. ("Scope Aircraft Finance")) and a network of 108 automated teller machines in 24 Ohio counties, five North Carolina counties, four South Carolina counties and one Kentucky county. SEPH and Guardian each operated one administrative office, located in Newark, Ohio.

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government entities.  These deposits consist of non-interest bearing and interest bearing deposits.

Average total deposits were $8,260 million in 2024, compared to $8,360 million in 2023 and $8,450 million in 2022. The average interest rate paid on interest bearing deposits was 1.97% in 2024, 1.52% in 2023 and 0.39% in 2022. The average cost of interest bearing deposits for each quarter of 2024 was 1.90% for the fourth quarter, 2.06% for the third quarter, 1.99% for the second quarter and 1.94% for the first quarter.

The table below provides a summary of deposit balances as of December 31, 2024 and 2023, along with the change over the past year.

Table 3 - Year-End Deposits
December 31 (In thousands)	2024	2023	Change
Non-interest bearing checking	$2,612,708	$2,628,234	$(15,526)
Interest bearing transaction accounts	1,939,755	2,064,512	(124,757)
Savings	2,678,015	2,541,959	136,056
Time deposits	735,297	641,615	93,682
Brokered deposits and Bid Ohio CDs	176,486	164,985	11,501
Other	1,265	1,261	4
Total	$8,143,526	$8,042,566	$100,960
Off balance sheet deposits	115,186	1,185	114,001
Total deposits including off balance sheet deposits	$8,258,712	$8,043,751	$214,961

During the years ended December 31, 2024 and 2023, Park decided to continue participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. At December 31, 2024 and December 31, 2023, Park had $115.2 million and $1.2 million, respectively, in off balance sheet deposits.

The table below breaks out the change in deposit balances, by deposit type, for Park.

Table 4 - Retail and Commercial Deposits
December 31 (In thousands)	2024	2023	2022	2021	2020
Retail deposits	$4,035,351	$4,080,372	$4,388,394	$4,416,228	$4,025,852
Commercial deposits	3,931,689	3,797,209	3,846,321	3,488,300	3,535,578
Brokered and bid CD deposits	176,486	164,985	—	—	10,928
Total deposits	$8,143,526	$8,042,566	$8,234,715	$7,904,528	$7,572,358
Off balance sheet deposits	115,186	1,185	195,937	983,053	710,101
Total deposits including off balance sheet deposits	$8,258,712	$8,043,751	$8,430,652	$8,887,581	$8,282,459
$ change from prior period end	$214,961	$(386,901)	$(456,929)	$605,122
% change from prior period end	2.7%	(4.6)%	(5.1)%	7.3%

Noninterest bearing deposits to total deposits	32.1%	32.7%	37.3%	38.8%	36.0%

During the year ended December 31, 2024, total deposits including off balance sheet deposits increased by $215.0 million, or 2.7%. This increase consisted of a $134.5 million increase in total commercial deposits, a $114.0 million increase in off balance sheet deposits and a $11.5 million increase in brokered and bid CD deposits, partially offset by a $45.0 million decrease in total retail deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous table are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds include Bid Ohio CDs. The following table details the change in public fund deposits.

Table 5 - Public Fund Deposits
(Dollars in thousands)	2024	2023	2022	2021	2020
Public funds included in commercial deposits	$1,278,325	$1,198,418	$1,335,400	$1,548,217	$1,406,101
Bid Ohio CDs	76,497	15,000	—	—	—
Total public fund deposits	$1,354,822	$1,213,418	$1,335,400	$1,548,217	$1,406,101
$ change from prior period end	$141,404	$(121,982)	$(212,817)	$142,116
% change from prior period end	11.7%	(9.1)%	(13.7)%	10.1%

Cost of public fund deposits	2.36%	2.24%	0.60%	0.11%	0.52%
As of December 31, 2024, Park had approximately $1.4 billion of uninsured deposits, which was 17.6% of total deposits. Uninsured deposits of $1.4 billion included $395.4 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio. As of December 31, 2023, Park had approximately $1.3 billion of uninsured deposits, which was 16.2% of total deposits. Uninsured deposits of $1.3 billion included $288.2 million of deposits which were over $250,000 but were fully collateralized by Park's investment securities portfolio. The uninsured amounts, those in excess of the $250,000 FDIC insurance limit, are estimates based on the methodologies used for the Corporation's regulatory reporting requirements.

The following table provides a summary of the portion of the Corporation's time deposits, by account, that are in excess of the FDIC insurance limit of $250,000, by remaining time until maturity, as of December 31, 2024:

Table 6 - Maturities of Time Deposits in Excess of FDIC Insurance Limit
December 31 (In thousands)	2024
3 months or less	$117,011
Over 3 months through 6 months	58,576
Over 6 months through 12 months	50,324
Over 12 months	24,431
Total	$250,342

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, Federal Funds purchased and other borrowings.  These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk.  The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments.  The average rate paid on short-term borrowings was 2.60% in 2024, compared to 2.58% in 2023 and 0.67% in 2022. The year-end balance for short-term borrowings was $90 million at December 31, 2024, compared to $328 million at December 31, 2023 and $227 million at December 31, 2022.

Subordinated Notes: Park assumed, with the 2007 acquisition of Vision's parent holding company, $15.5 million of floating rate junior subordinated notes.  The $15.5 million of junior subordinated notes were purchased by Vision Bancshares Trust I ("Trust I") following the issuance of Trust I's $15.0 million of floating rate preferred securities. The interest rate on these junior subordinated notes adjusts every quarter at 174 basis points above the three-month CME Term SOFR.  The maturity date for the junior subordinated notes is December 30, 2035, and, since December 30, 2010, Park has had the right to prepay the junior subordinated notes, without penalty.  These junior subordinated notes qualify as Tier 1 capital under current Federal Reserve Board guidelines.

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate will be deemed to be zero. The Corporation may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, subject to obtaining the prior approval of the Federal Reserve Board, if required, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The Subordinated Notes qualify as Tier 2 capital for Park under the Federal Reserve Board's capital adequacy rules.

In 2024, the average balance of subordinated notes was $189 million, compared to $189 million in 2023 and $188 million in 2022. The average interest rate paid on subordinated notes was 4.98% in 2024, compared to 4.97% in 2023 and 4.69% in 2022.

See "Note 18 - Subordinated Notes" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information about the Subordinated Notes.

Total Debt: Average total debt (subordinated notes and short-term) was $310 million in 2024, compared to $372 million in 2023 and $396 million in 2022. Average total debt decreased by $62.0 million, or 16.7% in 2024 compared to 2023 and decreased $23.6 million, or 6.0% in 2023 compared to 2022. Average long term subordinated notes were 61% of average total debt in 2024, compared to 51% of average total debt in 2023 and 48% of average total debt in 2022.

Shareholders' Equity: The ratio of total shareholders' equity to total assets was 12.69% at December 31, 2024, compared to 11.64% at December 31, 2023 and 10.85% at December 31, 2022. The non-GAAP ratio of tangible shareholders’ equity [shareholders' equity ($1,243.8 million) less goodwill ($159.6 million) and other intangible assets ($3.4 million)] to tangible assets [total assets ($9,805.4 million) less goodwill ($159.6 million) and other intangible assets ($3.4 million)] was 11.21% at December 31, 2024, compared to 10.14% at December 31, 2023 and 9.33% at December 31, 2022.

In accordance with U.S. GAAP, Park reflects any unrealized holding gain or loss on AFS debt securities, any unrealized net holding gain or loss on cash flow hedging derivatives and any change in the funded status of Park's pension plan, in each case, net of income taxes, as accumulated other comprehensive (loss) income which is part of Park’s shareholders’ equity.

The unrealized net holding loss, net of income taxes, on AFS debt securities was $62.9 million at year-end 2024, compared to an unrealized net holding loss, net of income taxes, $67.9 million at year-end 2023 and compared to an unrealized net holding loss, net of income taxes, of $95.7 million at year-end 2022. The unrealized net holding loss on AFS debt securities at December 31, 2024 was impacted by the realization of $415,000 in losses, net of income taxes, during the year ended December 31, 2024 as the result of the sale of $44.6 million in AFS debt securities. The unrealized net holding loss on AFS debt securities at December 31, 2023 was impacted by the realization of $6.2 million in losses, net of income taxes, during the year ended December 31, 2023 as the result of the sale of $291.0 million in AFS debt securities.

The unrealized net holding loss, net of income taxes, on cash flow hedging derivatives was zero at year-end 2024, year-end 2023 and year-end 2022. Park's only borrowing cash flow hedging derivative was terminated during 2022.

In accordance with U.S. GAAP, Park adjusts accumulated other comprehensive (loss) income to recognize the net actuarial gain or loss and prior service cost or credit reflected in the funding status of Park’s pension plan.  See "Note 21 - Benefit Plans" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information on the accounting for Park’s pension plan. At year-end 2024, the balance in accumulated other comprehensive loss pertaining to the pension plan was unrealized income of $16.8 million, compared to unrealized income of $1.7 million at December 31, 2023 and compared to an unrealized loss of $6.7 million at December 31, 2022.

The net other comprehensive income in 2024 was largely due to a $25.2 million ($19.9 million, net of taxes) net unrealized actuarial gain, partially offset by a $6.1 million ($4.9 million, net of taxes) realized pension settlement gain. The unrealized gain was due to asset returns greater than expected, an increase in the discount rate and assumption updates for a change in the mortality table for lump sum distributions, reflecting updates for the 2024 assumption study, partially offset by demographic losses and an increase in the interest credit rate. The realized pension settlement gain was recognized as a result of a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants.

The net other comprehensive income in 2023 was largely due to a $10.5 million ($8.3 million, net of taxes) net actuarial gain. The gain was due to asset returns greater than expected, partially offset by the impact of demographic losses driven by salary increases greater than assumed and a decrease in the discount rate. The net other comprehensive loss in 2022 was largely due to $558,000 ($441,000, net of taxes) in prior service cost, as a result of plan amendments, and a $551,000 ($435,000, net of taxes) net actuarial loss.

INVESTMENT OF FUNDS

Loans:  Average loans were $7,627 million in 2024, compared to $7,222 million in 2023 and $6,956 million in 2022. The average yield on average loan balances was 6.14% in 2024, compared to 5.55% in 2023 and 4.65% in 2022. Approximately 45% of Park’s loan balances mature or reprice within one year (see Table 31).  The average yield on average loan balances for each quarter of 2024 was 6.21% for the fourth quarter, 6.24% for the third quarter, 6.13% for the second quarter and 5.99% for the first quarter.

Loan interest income for 2024, 2023, and 2022 included $54,000, $631,000 and $3.7 million, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $1.2 million, $633,000 and $1.8 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2023 and 2022 included interest and fee income related to PPP loans of $69,000 and $3.1 million, respectively.

Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 6.13%, 5.53% and 4.55%, for the years ended December 31, 2024, 2023, and 2022. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 6.20% for the fourth quarter of 2024, 6.22% for the third quarter of 2024, 6.11% for the second quarter of 2024, and 5.97% for the first quarter of 2024.

At December 31, 2024, loan balances were $7,817 million compared to $7,476 million at year-end 2023, an increase of $341 million, or 4.6%. At December 31, 2023, loan balances were $7,476 million, compared to $7,142 million at year-end 2022, an increase of $334 million, or 4.7%.

The table below reports year-end loan balances by type of loan for the past three years.

Table 7 - Loans by Type
December 31 (In thousands)	2024	2023	2022
Commercial, financial and agricultural	$1,269,585	$1,295,640	$1,300,933
Construction real estate	412,577	305,099	325,415
Residential real estate	2,200,433	2,029,524	1,796,871
Commercial real estate	1,994,332	1,875,993	1,794,054
Consumer	1,910,372	1,945,936	1,904,981
Leases	29,829	24,029	19,637
Total loans	$7,817,128	$7,476,221	$7,141,891

On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased by $199.8 million, or 5.7%, in 2024. The increase in 2024 was due to an increase in commercial real estate loans of $118.3 million and an increase in construction real estate loans of $107.5 million, which were partially offset by an decrease in commercial, financial and agricultural loans of $26.1 million. On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased $56.3 million, or 1.6%, in 2023. The increase in 2023 was due to an increase in commercial real estate of $81.9 million, partially offset by a decrease of $20.3 million in construction real estate and a $5.3 million decrease in commercial, financial and agricultural loans.

Consumer loans decreased by $35.6 million, or 1.8% in 2024 and increased by $41.0 million, or 2.1%, in 2023. The change in consumer loans in 2024 and 2023 was primarily due to fluctuations in automobile lending in Ohio.

Residential real estate loans increased by $170.9 million, or 8.4% in 2024 and increased by $232.7 million, or 12.9%, in 2023. The increase in 2024 was due to an increase in mortgage loans secured by residential real estate of $106.7 million, an increase in commercial loans secured by residential real estate of $35.0 million, an increase in home equity loans secured by residential real estate of $29.1 million and an increase in installment loans secured by residential real estate of $109,000. The increase in 2023 was due to an increase in mortgage loans secured by residential real estate of $164.4 million, an increase in commercial loans secured by residential real estate of $59.2 million, an increase in home equity loans secured by residential real estate of $7.2 million and an increase in installment loans secured by residential real estate of $1.8 million.

Leases increased by $5.8 million to $29.8 million in 2024 and increased by $4.4 million to $24.0 million in 2023.

The table below summarizes the distribution of maturities for loan segments as of December 31, 2024:

Table 8 - Loan Maturity Distribution
	One Year or Less (1)	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total
December 31, 2024
(In thousands)
Commercial, financial and agricultural	$482,598	$550,330	$133,674	$102,983	$1,269,585
Construction real estate	66,716	168,026	97,487	80,348	412,577
Residential real estate	67,883	204,793	764,811	1,162,946	2,200,433
Commercial real estate	101,428	444,034	743,432	705,438	1,994,332
Consumer	24,239	903,550	949,874	32,709	1,910,372
Leases	1,894	27,407	528	—	29,829
Total loans and leases	$744,758	$2,298,140	$2,689,806	$2,084,424	$7,817,128
(1) Nonaccrual loans of $68.2 million are included within the one year or less classification above.

The table below summarizes the composition of the loan portfolio by fixed and adjustable rate as of December 31, 2024 that are contractually due after December 31, 2025:

Table 9 - Amounts Due After One Year
(In thousands)	Fixed	Adjustable	Total
Commercial, financial and agricultural	$470,583	$316,404	$786,987
Construction real estate	70,318	275,543	345,861
Residential real estate	685,378	1,447,172	2,132,550
Commercial real estate	433,374	1,459,530	1,892,904
Consumer	1,877,029	9,104	1,886,133
Leases	27,935	—	27,935
Total loans and leases	$3,564,617	$3,507,753	$7,072,370

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

Beginning in 2021, Park began investing in the AAA and AA rated tranches of Collateralized Loan Obligations ("CLOs"). CLOs had a fair value as of December 31, 2024 of $271.8 million. Management closely monitors the credit status of these securities. At December 31, 2024, the market value of overcollateralization was greater than 121% for each CLO. The market value of overcollateralization is a measure of the underlying collateral value of the instrument relative to our specific tranche position, and our AAA or AA rated senior tranches are supported by subordinate tranches.

Average taxable debt investment securities were $1,082 million in 2024, compared to $1,387 million in 2023 and $1,475 million in 2022. The average yield on taxable debt investment securities was 3.86% in 2024, compared to 3.81% in 2023 and 2.44% in 2022. Average tax-exempt debt investment securities were $219 million in 2024, compared to $400 million in 2023 and $405 million in 2022. The average tax-equivalent yield on tax-exempt debt investment securities was 3.19% in 2024, compared to 3.47% in 2023 and 3.43% in 2022.

Total debt securities (at amortized cost) were $1,076 million at December 31, 2024, compared to $1,419 million at December 31, 2023 and $1,855 million at December 31, 2022. Management purchased debt securities totaling $3 million in 2024, $4 million in 2023 and $317 million in 2022. Proceeds from repayments, redemptions and maturities of debt securities were $300 million in 2024, $145 million in 2023 and $186 million in 2022.

During 2024, Park sold certain AFS debt securities with a book value of $42.3 million at a gross loss of $553,000 and sold certain AFS debt securities with a book value of $2.3 million for a gross gain of $27,000. During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million. There were no sales of AFS debt securities in 2022.

For the years ended December 31, 2024, 2023, and 2022, the average tax-equivalent yield on the total investment portfolio was 3.74%, 3.73% and 2.66%, respectively.  The weighted average remaining maturity of the total investment portfolio was 4.7 years at December 31, 2024, 4.8 years at December 31, 2023 and 5.0 years at December 31, 2022. Obligations of U.S. Government sponsored entities and U.S. Government sponsored entities' asset-backed securities were approximately 47.1% of the total investment portfolio at year-end 2024, 44.4% of the total investment portfolio at year-end 2023 and 43.6% of the total investment portfolio at year-end 2022.

Other investment securities (as shown on Park's Consolidated Balance Sheets) consist of restricted stock investments in the FHLB and the FRB and equity securities which include equity investments in other financial institutions and equity investments in limited partnerships which provide mezzanine funding.  Total other investment securities were $104 million at December 31, 2024, $96 million at December 31, 2023 and $87 million at December 31, 2022. There were $9.2 million in FHLB stock purchases in 2024, $18.2 million in FHLB stock purchases in 2023 and no FHLB stock purchases in 2022. Proceeds from the redemption/repurchase of FHLB stock were $18.4 million in 2024, compared to $11.7 million in 2023 and compared to $2.2 million in 2022. No shares of FRB stock were purchased or sold in any of the years ended December 31, 2024, 2023, or 2022. Management purchased equity securities totaling $10.2 million in 2024, $2.2 million in 2023 and $9.2 million in 2022. During the years ended December 31, 2024, 2023, and 2022. Park entered into partnership agreements with commitments totaling $2.5 million, $2.7 million and $16.3 million, respectively. Funding of limited partnerships totaled $7.5 million, $5.6 million and $4.8 million during the years ended December 31, 2024, 2023, and 2022, respectively.

"Gain on equity securities, net" on Park's Consolidated Statements of Income were $3.1 million, $971,000 and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. These gains on equity securities were made up of gains (losses) on equity investments carried at fair value as well as gains (losses) on equity investments carried at modified cost and gains (losses) on partnership investments carried at NAV.

For the years ended December 31, 2024, 2023 and 2022, $2.6 million, $600,000 and $601,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

For the years ended December 31, 2024, 2023 and 2022, $468,000, $371,000 and $2.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

The average maturity of the investment portfolio would lengthen if long-term interest rates were to increase as principal repayments from mortgage-backed securities and CMOs would decrease and callable securities would price to their maturity dates.  At year-end 2024, management estimated that the average maturity of the investment portfolio would lengthen to 5.1 years with a 100 basis point increase in long-term interest rates and would lengthen to 5.2 years with a 200 basis point increase in long-term interest rates. Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates were to decrease as the principal repayments from mortgage-backed securities and CMOs would increase and callable securities would price to their call dates. At year-end 2024, management estimated that the average maturity of the investment portfolio would decrease to 4.3 years with a 100 basis point decrease in long-term interest rates and to 4.0 years with a 200 basis point decrease in long-term interest rates.

The table below sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2024, 2023 and 2022:

Table 10 - Investment Securities
December 31 (In thousands)	2024	2023	2022
Obligations of U.S. Government sponsored entities	$249	$—	$37,213
Obligations of states and political subdivisions	186,883	241,184	406,711
U.S. Government sponsored entities' asset-backed securities	518,576	635,475	756,761
Collateralized loan obligations	271,833	438,286	516,539
Corporate debt securities	19,083	17,897	16,472
FHLB stock	8,607	17,754	11,197
FRB stock	14,653	14,653	14,653
Equities	80,977	63,895	61,241
Total	$1,100,861	$1,429,144	$1,820,787
Investments by category as a percentage of total investment securities
Obligations of U.S. Government sponsored entities	—%	—%	2.0%
Obligations of states and political subdivisions	17.0%	16.9%	22.3%
U.S. Government sponsored entities' asset-backed securities	47.1%	44.4%	41.6%
Collateralized loan obligations	24.7%	30.7%	28.4%
Corporate debt securities	1.7%	1.3%	0.9%
FHLB stock	0.8%	1.2%	0.6%
FRB stock	1.3%	1.0%	0.8%
Equities	7.4%	4.5%	3.4%
Total	100.0%	100.0%	100.0%

The carrying value of investments in debt securities at December 31, 2024, is shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Table 11 - Investment Maturity Distribution
	One Year or under	Over One Through Five Years	Over Five Through Ten Years	Over Ten Years	Total
December 31, 2024
(In thousands)
Corporate debt securities	$979	$18,104	$—	$—	$19,083
Obligations of U.S. Government sponsored entities	249	—	—	—	249
Obligations of states and political subdivisions	250	1,490	75,408	109,735	186,883
Total	$1,478	$19,594	$75,408	$109,735	$206,215

U.S. Government sponsored entities' asset-backed securities					$518,576
Collateralized loan obligations					271,833

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

Table 12 - Distribution of Assets, Liabilities and Shareholders' Equity
December 31,	2024			2023			2022
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
ASSETS

Loans (1)(2)	$7,627,419	$468,566	6.14%	$7,222,479	$400,606	5.55%	$6,955,674	$323,734	4.65%
Taxable investment securities	1,081,906	41,718	3.86%	1,386,670	52,786	3.81%	1,474,659	36,047	2.44%
Tax-exempt investment securities (3)	219,233	6,992	3.19%	400,028	13,881	3.47%	404,788	13,878	3.43%
Money market instruments	157,292	8,121	5.16%	162,544	8,123	5.00%	392,256	8,129	2.07%
Total interest earning assets	9,085,850	525,397	5.78%	9,171,721	475,396	5.18%	9,227,377	381,788	4.14%
Non-interest earning assets:
Allowance for credit losses	(85,930)			(87,002)			(81,736)
Cash and due from banks	129,070			147,414			157,295
Premises and equipment, net	72,689			79,443			86,322
Other assets	699,585			645,978			654,950
TOTAL	$9,901,264			$9,957,554			$10,044,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Transaction accounts	$2,156,400	$36,351	1.69%	$2,209,846	$32,633	1.48%	$1,932,752	$6,880	0.36%
Savings deposits	2,688,773	46,438	1.73%	2,727,299	39,143	1.44%	2,771,016	10,766	0.39%
Time deposits	690,938	21,531	3.12%	572,918	10,699	1.87%	653,041	3,314	0.51%
Brokered/bid CD deposits	160,074	8,063	5.04%	35,952	1,978	5.50%	—	—	N.M.
Total interest bearing deposits	5,696,185	112,383	1.97%	5,546,015	84,453	1.52%	5,356,809	20,960	0.39%
Federal funds purchased	123	7	5.55%	26	1	5.66%	68	1	0.95%
Repurchase agreements	95,680	1,746	1.82%	146,388	2,583	1.76%	199,813	1,134	0.57%
Short-term borrowings	24,794	1,382	5.58%	36,633	2,137	5.83%	7,195	260	3.62%
Subordinated notes	189,399	9,428	4.98%	188,908	9,383	4.97%	188,439	8,833	4.69%
Total interest bearing liabilities	6,006,181	124,946	2.08%	5,917,970	98,557	1.67%	5,752,324	31,188	0.54%
Non-interest bearing liabilities:
Demand deposits	2,564,009			2,814,259			3,093,019
Other	133,954			128,182			121,986
Total non-interest bearing liabilities	2,697,963			2,942,441			3,215,005
Shareholders' equity	1,197,120			1,097,143			1,076,879
TOTAL	$9,901,264			$9,957,554			$10,044,208
Tax equivalent net interest income		$400,451			$376,839			$350,600
Net interest spread			3.70%			3.51%			3.60%
Net yield on interest earning assets (net interest margin)			4.41%			4.11%			3.80%
(1)Loan income includes net loan-related fee (expense) income, purchase accounting accretion and origination expense in the aggregate amount of $(11.6) million in 2024, $(12.1) million in 2023 and $(5.5) million in 2022.  Loan income also includes the effects of taxable equivalent adjustments using a 21%

federal corporate income tax rate in 2024, 2023 and 2022. The taxable equivalent adjustments were $964,000 in 2024, $811,000 in 2023 and $627,000 in 2022.
(2)For the purpose of the computation for loans, nonaccrual loans are included in the daily average loans outstanding.
(3)Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2024, 2023 and 2022. The taxable equivalent adjustments were $1.5 million in 2024, $2.9 million in 2023 and $2.9 million in 2022.

Average interest earning assets for 2024 decreased $86 million, or 0.9% to $9,086 million, compared to $9,172 million for 2023. The decrease was largely due to a $486 million decrease in average investment securities and a $5 million decrease in average money market instruments, partially offset by a $405 increase in average loans. Average interest earning assets for 2023 decreased by $55 million, or 0.6%, to $9,172 million, compared to $9,227 million for 2022. The average yield on interest earning assets increased by 60 basis points to 5.78% for 2024, compared to 5.18% for 2023 and 4.14% for 2022.

Loan interest income for 2024, 2023, and 2022 included $54,000, $631,000 and $3.7 million, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $1.2 million, $633,000 and $1.8 million, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2023 and 2022 included interest and fee income related to PPP loans of $69,000 and $3.1 million, respectively. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 6.13%, 5.53% and 4.55%, for the years ended December 31, 2024, 2023, and 2022. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on earning assets was 5.77%, 5.17% and 4.06%, for the years ended December 31, 2024, 2023 and 2022, respectively, and the net interest margin was 4.39%, 4.09% and 3.72%, for the years ended December 31, 2024, 2023 and 2022, respectively.

Average interest bearing liabilities for 2024 increased by $88 million, or 1.5%, to $6,006 million, compared to $5,918 million for 2023. Average interest bearing liabilities for 2023 increased by $166 million, or 2.9%, to $5,918 million, compared to $5,752 million for 2022. The average cost of interest bearing liabilities increased by 41 basis points to 2.08% for 2024, compared to 1.67% for 2023 and 0.54% for 2022.
For the most recent interest rate cycle, peak through-the-cycle beta on interest bearing deposits (measured as the change from December 31, 2021 to September 30, 2024 compared to the peak change in the Fed Funds target rate) totaled 38%, while the peak through-the-cycle betas on total deposits and total cost of funds were both 26%. During this same time period, betas on loans and total interest earning assets were 32% and 38%, respectively.

The table below shows for the years ended December 31, 2024, 2023, and 2022, the average balance and tax equivalent yield by type of loan.

Table 13 - Average Loans and Tax Equivalent Yield
Year Ended December 31,	2024		2023		2022
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$186,466	8.34%	$169,570	8.17%	$163,388	5.03%
Installment loans	1,946,060	6.46%	1,942,428	5.49%	1,818,778	4.74%
Real estate loans	1,389,914	5.08%	1,253,919	4.38%	1,145,989	3.81%
Commercial loans (1)	4,099,623	6.25%	3,852,174	5.83%	3,823,481	4.85%
Other	5,356	6.26%	4,388	8.07%	4,038	8.47%
Total loans and leases before allowance for credit losses	$7,627,419	6.14%	$7,222,479	5.55%	$6,955,674	4.65%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2023, 2022 and 2021. The taxable equivalent adjustments were $964,000 in 2024, $811,000 in 2023 and $627,000 in 2022.

Loan interest income for 2024, 2023, and 2022 included $54,000, $631,000 and $3.7 million, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $1.2 million, $633,000 and $1.8 million of purchase accounting accretion for 2024, 2023 and 2022, respectively. Interest income for 2023 and 2022 included interest and fee income related to PPP loans of $69,000 and $3.1 million, respectively. Below is a summary of the impact of these items on the tax equivalent yield of loans.

•The amount of interest related to purchase accounting accretion included in home equity loan interest income for 2024, 2023 and 2022 was $184,000, $79,000 and $173,000, respectively. Excluding the impact of these items, the average tax equivalent yield on home equity loans was 8.23%, 8.11% and 4.93%, respectively.
•The amount of interest related to purchase accounting accretion included in real estate loan interest income for 2024, 2023 and 2022 was $80,000, $4,000 and $170,000, respectively. Excluding the impact of these items, the average tax equivalent yield on real estate loans was 5.07%, 4.38% and 3.80%, respectively.
•The amount of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion included in commercial loan interest income for 2024, 2023 and 2022 was $935,000, $1.2 million and $8.2 million, respectively. Excluding the impact of these items, the average tax equivalent yield on commercial loans was 6.23%, 5.80% and 4.66%, for 2024, 2023 and 2022, respectively.
•Excluding the impact of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion, the average tax equivalent yield on total loans and leases was 6.13%, 5.53% and 4.55%, for 2024, 2023, and 2022, respectively.

The table below shows for the years ended December 31, 2024, 2023, and 2022, the average balance and cost of funds by type of deposit.

Table 14 - Average Deposits and Cost of Funds
Year Ended December 31,	2024		2023		2022
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,156,400	1.69%	$2,209,846	1.48%	$1,932,752	0.36%
Savings deposits and clubs	2,688,773	1.73%	2,727,299	1.44%	2,771,016	0.39%
Time deposits	690,938	3.12%	572,918	1.87%	653,041	0.51%
Brokered/bid CD deposits	160,074	5.04%	35,952	5.50%	—	N.M.
Total interest bearing deposits	$5,696,185	1.97%	$5,546,015	1.52%	$5,356,809	0.39%

The following table displays (for each quarter of 2024) the average balance of interest earning assets, the net interest income and the tax equivalent net interest income and net interest margin.

Table 15 - Quarterly Net Interest Margin
(In thousands)	Average Interest Earning Assets	Net Interest Income	Tax Equivalent Net Interest Income	Tax Equivalent Net Interest Margin
First Quarter	$9,048,204	$95,623	$96,239	4.28%
Second Quarter	9,016,905	97,837	98,442	4.39%
Third Quarter	9,100,594	101,114	101,708	4.45%
Fourth Quarter	9,176,540	103,445	104,062	4.51%
2024	$9,085,850	$398,019	$400,451	4.41%

In the following table, the change in tax equivalent interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 16 - Volume/Rate Variance Analysis
	Change from 2023 to 2024			Change from 2022 to 2023
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$22,461	$45,499	$67,960	$12,426	$64,446	$76,872
Taxable investments	(11,601)	533	(11,068)	(2,151)	18,890	16,739
Tax-exempt investments	(6,274)	(615)	(6,889)	(164)	167	3
Money market instruments	(263)	261	(2)	(4,760)	4,754	(6)
Total interest income	4,323	45,678	50,001	5,351	88,257	93,608
Interest expense:
Transaction accounts	$(789)	$4,507	$3,718	$986	$24,767	$25,753
Savings accounts	(553)	7,848	7,295	(170)	28,547	28,377
Time deposits and brokered/bid CD deposits	5,041	11,876	16,917	(224)	9,587	9,363
Short-term borrowings	(1,610)	24	(1,586)	(162)	3,488	3,326
Subordinated notes	25	20	45	22	528	550
Total interest expense	2,114	24,275	26,389	452	66,917	67,369
Net variance	$2,209	$21,403	$23,612	$4,899	$21,340	$26,239

Other Income:  Other income was $122.6 million for 2024, compared to $92.6 million for 2023 and $135.9 million for 2022.

The following table displays total other income for Park in 2024, 2023 and 2022.

Table 17 - Other Income
Year Ended December 31,
(In thousands)	2024	2023	2022
Income from fiduciary activities	$42,489	$35,474	$34,091
Service charges on deposit accounts	9,001	8,445	10,091
Other service income	11,743	10,300	15,295
Debit card fee income	25,873	26,522	26,046
Bank owned life insurance income	7,770	5,338	6,100
ATM fees	1,840	2,178	2,273
Pension settlement gain	6,148	—	—
Gain (loss) on the sale of OREO, net	42	(3)	5,611
OREO valuation markup	30	60	12,039
Loss on sale of debt securities, net	(526)	(7,875)	—
Gain on equity securities, net	3,080	971	2,955
Other components of net periodic benefit income	9,263	7,572	12,108
Miscellaneous	5,835	3,652	9,326
Total other income	$122,588	$92,634	$135,935

Income from fiduciary activities increased by $7.0 million, or 19.8%, to $42.5 million, compared to $35.5 million in 2023. The $35.5 million in 2023 was an increase of $1.4 million, or 4.1%, compared to $34.1 million in 2022. The majority of fiduciary fees are calculated on a lag, based on the market value of the assets under management. The average market value of the wealth management assets managed by PNB was $8.58 billion in 2024, compared to $7.69 billion in 2023 and $7.22 billion in 2022.

The increase in fiduciary fee income in 2024 was largely due to an increase in the market value of assets under management as well as updates to the fee structure. The increase in fiduciary fee income in 2023 was primarily related to an increase in wealth management assets due to improvements in equity market values and new wealth management accounts.

Service charges on deposit accounts increased $556,000, or 6.6%, to $9.0 million in 2024, compared to $8.4 million in 2023. The $8.4 million in 2023 was a decrease of $1.6 million, or 16.3%, compared to $10.1 million in 2022. The increase in 2024 was related to increases in service charges on demand deposit accounts, partially offset by decreases in non-sufficient funds (NSF) fee income. The decrease in 2023 was related to decreases in non-sufficient funds (NSF) fee income.

Other service income increased $1.4 million in 2024, or 14.0%, to $11.7 million, compared to $10.3 million in 2023. The $10.3 million in 2023 was a decrease of $5.0 million, or 32.7%, compared to $15.3 million in 2022. The increase in 2024 compared to 2023 was primarily due to an increase in other service income related to mortgage loan originations, including a $950,000 increase in fee income related to mortgage loan originations to be sold in the secondary market and a $400,000 increase in mortgage servicing rights income. The decrease in 2023 compared to 2022 was primarily related to a decrease in other service income related to mortgage loan originations, including a $2.6 million decrease in fee income related to mortgage loan originations to be sold in the secondary market and a $1.7 million decrease in mortgage servicing rights income, partially offset by a $465,000 increase in income related to investor rate locks and loans held for sale. Park has experienced fluctuations in mortgage loan origination volume resulting in increases and decreases in other service income. A summary of mortgage loan originations for the years ended December 31, 2024, 2023 and 2022 follows.

Table 18 - Mortgage Loan Origination Volume
Year Ended December 31,
(In thousands)	2024	2023	2022
Sold	$107,665	$59,386	$159,142
Portfolio	233,237	249,151	263,287
Construction	81,887	92,612	120,794
Service released	8,241	5,825	14,738
Total mortgage loan originations	$431,030	$406,974	$557,961

Refinances as a % of Total Mortgage Loan Originations	15.3%	17.4%	29.4%
Debit card fee income, which is generated from debit card transactions, decreased $649,000, or 2.4%, to $25.9 million in 2024, compared to $26.5 million in 2023. The $26.5 million in 2023 was an increase of $476,000, or 1.8%, compared to $26.0 million in 2022. The decrease in 2024 was attributable to a decrease in the average blended interchange rate per transaction, which is influenced by various factors, including the average spend per transaction. This decrease was partially offset by continued increases in both the volume of debit card transactions and increases in total sales dollars of debit card transactions. The increase in 2023 was attributable to continued increases in both the volume of debit card transactions and increases in total sales dollars of debit card transactions. Debit card transaction volume increased 1.3% in 2024 from 2023. Total sales dollars of debit card transactions increased 1.4% in 2024 from 2023. Debit card transaction volume increased 3.4% in 2023 from 2022. Total sales dollars of debit card transactions increased 2.5% in 2023 from 2022. Park continues to focus on deposit offerings that provide incentives for our customers to use their debit card.

Bank owned life insurance income increased $2.4 million, or 45.6%, to $7.8 million in 2024, compared to $5.3 million in 2023. The $5.3 million in 2023 was a decrease of $762,000, or 12.5%, compared to $6.1 million in 2022. The increase in 2024 and the decrease in 2023 was related to death benefit income of $2.0 million recognized in 2024, compared to $325,000 recognized in 2023 and compared to $1.4 million recognized in 2022.

During 2024, Park recognized a $6.1 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. There was no pension settlement gain recognized during 2023 or 2022.

Gain (loss) on the sale of OREO, net, reflected a net gain of $42,000 in 2024, compared to a net loss of $3,000 in 2023, and a net gain of $5.6 million in 2022. A $5.6 million gain on the sale of OREO, net, was recognized during 2022 and was related to former Vision Bank relationships.

OREO valuation markup income was $30,000, $60,000 and $12.0 million for 2024, 2023 and 2022, respectively. The $12.0 million OREO valuation markup during 2022 related to the foreclosure of a property collateralizing a former Vision Bank relationship. This property was subsequently sold during 2022.

During 2024, Park sold certain AFS debt securities with a book value of $42.3 million at a gross loss of $553,000 and sold certain AFS debt securities with a book value of $2.3 million for a gross gain of $27,000. During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million. No debt securities were sold in 2022.
During the years ended December 31, 2024, 2023 and 2022, $2.6 million, $600,000 and $601,000, respectively, of gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net". For the years ended December 31, 2024, 2023 and 2022, $468,000, $371,000 and $2.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net".

Other components of net periodic pension benefit income increased $1.7 million, or 22.3%, to $9.3 million in 2024, compared to $7.6 million in 2023. The $7.6 million in 2023 was a decrease of $4.5 million, or 37.5%, compared to $12.1 million in 2022. The increase in 2024 was largely due to an increase in the expected return on plan assets, partially offset by a decrease in interest cost. The decrease in 2023 was largely due a decrease in the expected return on plan assets as well as an increase in interest cost.

Miscellaneous income increased by $2.2 million, or 59.8%, to $5.8 million in 2024, compared to $3.7 million in 2023. The $3.7 million in 2023 was a decrease of $5.7 million, or 60.8%, compared to $9.3 million in 2022. The increase in 2024 was primarily due to an increase in the net gain on the sale of assets, an increase in filing fee income, an increase in net gains on the sale of repossessed assets and a decrease in OREO devaluations, partially offset by a decline in miscellaneous income that was received in 2023 as the result of an investment fund liquidation. The decrease in 2023 was primarily due to a decrease in the net gain on the sale of loans and other assets, a decrease due to the write downs on strategic initiatives, and a decrease in fees earned on off-balance sheet deposit accounts.

Other Expense: Other expense was $321.3 million in 2024, compared to $309.2 million in 2023 and $298.0 million in 2022. Other expense increased by $12.1 million, or 3.9% in 2024, compared to 2023 and increased by $11.3 million, or 3.8%, in 2023 compared to 2022. The following table displays total other expense for Park for 2024, 2023 and 2022.

Table 19 - Other Expense
Year Ended December 31,
(In thousands)	2024	2023	2022
Salaries	$147,311	$139,237	$133,299
Employee benefits	41,724	42,264	40,490
Occupancy expense	12,816	13,114	13,866
Furniture and equipment expense	9,983	12,233	11,901
Data processing fees	40,564	37,637	32,627
Professional fees and services	31,146	29,173	30,837
Marketing	6,318	5,471	5,335
Insurance	6,735	7,640	5,413
Communication	4,097	4,210	3,891
State tax expense	4,500	4,657	4,585
Amortization of intangible assets	1,215	1,323	1,487
Foundation contributions	2,000	1,000	4,000
Miscellaneous	12,930	11,280	10,247
Total other expense	$321,339	$309,239	$297,978
Full-time equivalent employees	1,725	1,782	1,725

Salaries expense increased by $8.1 million, or 5.8%, to $147.3 million in 2024, compared to $139.2 million in 2023. The $139.2 million in 2023 was an increase of $5.9 million, or 4.5%, compared to $133.3 million in 2022. The increase in 2024 was due to an increase in salaries expense of $4.9 million, a $2.6 million increase in officer incentive compensation expense, and a $1.2 million increase in additional compensation expense, partially offset by a $340,000 decrease in share-based compensation expenses related to PBRSU and TBRSU awards granted under the 2017 Employee LTIP and a $288,000 decrease in the vacation expense accrual. The increase in 2023 was due to an increase in salaries expense of $11.1 million and a $909,000 increase in share-based compensation expenses related to PBRSU and TBRSU awards granted under the 2017 Employee LTIP, partially offset by a $4.4 million decrease in additional compensation expense and a $1.6 million decrease in officer incentive compensation expense.

Park had 1,725 full-time equivalent employees at year-end 2024, compared to 1,782 full-time equivalent employees at year-end 2023, and 1,725 full-time equivalent employees at year-end 2022.

Employee benefits expense decreased by $540,000, or 1.3%, to $41.7 million in 2024, compared to $42.3 million in 2023. The $42.3 million in 2023 was an increase of $1.8 million, or 4.4%, compared to $40.5 million in 2022. The decrease in 2024 was due to a $1.9 million decrease in group insurance costs, partially offset by a $680,000 increase in pension plan expense, a $310,000 increase in the KSOP match and a $175,000 increase in payroll tax expense. The increase in 2023 was due to a $3.5 million increase in group insurance costs, a $1.0 million increase in payroll tax expense and a $347,000 increase in the KSOP match, partially offset by a $3.5 million decrease in pension plan expense.

Occupancy expense decreased by $298,000, or 2.3%, to $12.8 million in 2024, compared to $13.1 million in 2023. The $13.1 million in 2023 was a decrease of $752,000, or 5.4%, compared to $13.9 million in 2022. The $298,000 decrease was primarily due to decreased expense for the rental of leased space and decreased utilities expense, partially offset by increases in maintenance and repairs expense, which included expenses related to a building demolition. The $752,000 decrease in 2023 was primarily related to decreased lease expense and depreciation expense, partially offset by an increase in maintenance and repair expenses and an increase in utilities expense.

Furniture and equipment expense decreased $2.3 million, or 18.4%, to $10.0 million in 2024, compared to $12.2 million in 2023. The $12.2 million in 2023 was an increase of $332,000, or 2.8%, compared to $11.9 million in 2022. The decrease in 2024 was primarily related to decreased depreciation expense and decreased expenses related to repairs on maintenance and equipment. The increase in 2023 was primarily related to increased depreciation expense and increased expenses related to repairs and maintenance on equipment.

Data processing fees increased by $2.9 million, or 7.8%, to $40.6 million in 2024, compared to $37.6 million in 2023. The $37.6 million in 2023 was an increase of $5.0 million, or 15.4%, compared to $32.6 million in 2022. The increase in 2024 primarily related to an increase in software expenses of $5.9 million, partially offset by a decrease in debit card processing costs of $3.0 million. The increase in 2023 primarily related to an increase in software expenses of $3.7 million and an increase in debit card processing costs of $1.4 million.

Professional fees and services increased $2.0 million, or 6.8%, to $31.1 million in 2024, compared to $29.2 million in 2023. The $29.2 million in 2023 was a decrease of $1.7 million, or 5.4%, compared to $30.8 million in 2022. This subcategory of total other expense includes legal fees, management consulting fees, directors' fees, audit fees, regulatory examination fees and memberships in industry associations. The $2.0 million increase in 2024 related to increases in management consulting fees, credit services expense, IntraFi insured deposit fees, temporary wages and recruiting fees, partially offset by decreases in legal fees and other fees. The $1.7 million decrease in 2023 related to decreases in management consulting fees and recruiting fees, partially offset by increases in IntraFi insured deposit fees and temporary wages.

Marketing expense increased by $847,000, or 15.5%, to $6.3 million in 2024, compared to $5.5 million in 2023. The $5.5 million in 2023 was an increase of $136,000, or 2.5%, compared to $5.3 million in 2022. The $847,000 increase in 2024 was primarily due to an increase in advertising expense.

Insurance expense decreased by $905,000, or 11.8% to $6.7 million in 2024, compared to $7.6 million in 2023. The $7.6 million in 2023 was an increase of $2.2 million, or 41.1%, compared to $5.4 million in 2022. The decrease in 2024 and the increase in 2023 were related to fluctuations in FDIC assessment expense.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, and other miscellaneous expense. The subcategory Miscellaneous other expense increased by $1.7 million, or 14.6%, to $12.9 million in 2024, compared to $11.3 million in 2023. The $11.3 million in 2023 was an increase of $1.0 million, or 10.1%, compared to $10.2 million in 2022. The increase in 2024 was related to increases in fraud and other non loan related losses as well as an increase in the provision for unfunded credit losses. The increase in 2023 was related to increases in training and travel expenses and increased expense related to losses as a result of fraud and other non loan related losses and other miscellaneous expenses, partially offset by a decrease in operating lease depreciation expense and a decrease in the expense for the provision for unfunded credit losses.

Efficiency Ratio: The following table details the calculation of the efficiency ratio for the years ended December 31, 2024, 2023, and 2022.

Table 20 - Efficiency ratio(1)	Year Ended December 31,
(In thousands)	2024	2023	2022
Net interest income	$398,019	$373,113	$347,059
Add: Tax equivalent adjustment (2)	2,432	3,726	3,541
Net interest income - Fully tax equivalent	$400,451	$376,839	$350,600

Total other income	$122,588	$92,634	$135,935

Total other expense	$321,339	$309,239	$297,978

Efficiency ratio	61.44%	65.87%	61.24%
(1) Calculated by dividing "Total other expense" by the sum of fully-tax equivalent net interest income and "Total other income."
(2) The tax equivalent adjustment to net interest income was calculated assuming a 21% corporate federal income tax rate for 2024, 2023 and 2022.

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

The following table details those items which management believes impacts the comparability of current and prior period amounts.

Table 21 - Items impacting comparability	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022	Affected Line Item
Net interest income	$398,019	$373,113	$347,059
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	1,154	633	1,773	Interest and fees on loans
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	—	—	7	Interest on deposits
less interest income on former Vision Bank relationships	54	631	3,703	Interest and fees on loans
Net interest income - adjusted	$396,811	$371,849	$341,576

Provision for credit losses	$14,543	$2,904	$4,557
less recoveries on former Vision Bank relationships	(1,304)	(788)	(1,319)	Provision for credit losses
Provision for credit losses - adjusted	$15,847	$3,692	$5,876

Total other income	$122,588	$92,634	$135,935
less pension settlement gain	6,148	—	—	Pension settlement gain
less impact of strategic initiatives	775	(1,038)	—	Miscellaneous income
less Vision related gain on the sale of OREO, net	115	—	5,607	Gain (loss) on the sale of OREO, net
less other service income related to former Vision Bank relationships	312	175	788	Other service income
less Vision related OREO devaluations	—	(416)	(594)	Miscellaneous income
less Vision related OREO valuation markup	—	46	12,009	OREO valuation markup
less loss on the sale of debt securities, net	(526)	(7,875)	—	Loss on the sale of debt securities, net
Total other income - adjusted	$115,764	$101,742	$118,125

Table 21 - Items impacting comparability (continued)	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022	Affected Line Item

Total other expense	$321,339	$309,239	$297,978
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	1,215	1,323	1,487	Amortization of intangible assets
less building demolition costs	458	—	—	Occupancy expense
less special incentive	1,700	—	—	Salaries
less Foundation contributions	2,000	1,000	4,000	Foundation contributions
less direct expenses related to collection of payments on former Vision Bank loan relationships	215	100	1,761	Professional fees and services
Total other expense - adjusted	$315,751	$306,816	$290,730

Tax effect of adjustments to net income identified above (7)	$(787)	$1,991	$(3,646)

Net income - reported	$151,420	$126,734	$148,351
Net income - adjusted (6)	$148,459	$134,222	$134,633

Diluted earnings per common share (1)	$9.32	$7.80	$9.06
Diluted earnings per common share, adjusted (6)	$9.14	$8.26	$8.23

Return on average assets (1)(2)	1.53%	1.27%	1.48%
Return on average assets, adjusted (1)(2)(6)	1.50%	1.35%	1.34%

Return on average tangible assets (1)(2)(4)	1.56%	1.29%	1.50%
Return on average tangible assets, adjusted (1)(2)(4)(6)	1.52%	1.37%	1.36%

Return on average shareholders' equity (1)(2)	12.65%	11.55%	13.78%
Return on average shareholders' equity, adjusted (1)(2)(6)	12.40%	12.23%	12.50%

Return on average tangible equity (1)(2)(3)	14.65%	13.60%	16.29%
Return on average tangible equity, adjusted (1)(2)(3)(6)	14.37%	14.40%	14.79%

Efficiency ratio (5)	61.44%	65.87%	61.24%
Efficiency ratio, adjusted (5)(6)	61.31%	64.28%	62.76%

Net interest margin (5)	4.41%	4.11%	3.80%
Net interest margin, adjusted (5)(6)	4.39%	4.09%	3.74%

Table 21 - Items impacting comparability (continued)
Financial Reconciliations
(1) Reported measure uses net income.

(2) Averages are for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	Year Ended December 31,
	2024	2023	2022
AVERAGE SHAREHOLDERS' EQUITY	$1,197,120	$1,097,143	$1,076,879
Less: Average goodwill and other intangible assets	163,669	164,960	166,337
AVERAGE TANGIBLE EQUITY	$1,033,451	$932,183	$910,542

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equal average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	Year Ended December 31,
	2024	2023	2022
AVERAGE ASSETS	$9,901,264	$9,957,554	$10,044,208
Less: Average goodwill and other intangible assets	163,669	164,960	166,337
AVERAGE TANGIBLE ASSETS	$9,737,595	$9,792,594	$9,877,871

(5) Efficiency ratio is calculated by dividing total other expense by the sum of FTE net interest income and other income. The FTE net interest income reconciliation is shown assuming a 21% corporate federal income tax rate. Additionally, net interest margin is calculated on a fully taxable equivalent basis by dividing FTE net interest income by average interest earning assets, in each case during the applicable period.

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	Year Ended December 31,
	2024	2023	2022
Interest income	$522,965	$471,670	$378,247
FTE adjustment	2,432	3,726	3,541
FTE interest income	$525,397	$475,396	$381,788
Interest expense	124,946	98,557	31,188
FTE net interest income	$400,451	$376,839	$350,600

(6) Adjustments to net income for each period presented are detailed in the non-GAAP reconciliations of net interest income, provision for credit losses, other income, other expense and tax effect of adjustments to net income.

(7) The tax effect of adjustments to net income was calculated assuming a 21% federal corporate income tax rate.

OTHER RECONCILIATIONS

The following reconciliations are not utilized in Table 21 - Items impacting comparability, but provide reconciliations for values referenced elsewhere within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(8) Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL SHAREHOLDERS' EQUITY TO TANGIBLE EQUITY:
	Year Ended December 31,
	2024	2023	2022
TOTAL SHAREHOLDERS' EQUITY	$1,243,848	$1,145,293	$1,069,226
Less: Goodwill and other intangible assets	163,032	164,247	165,570
TANGIBLE EQUITY	$1,080,816	$981,046	$903,656

Table 21 - Items impacting comparability (continued)

(9) Tangible assets equal total assets less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL ASSETS TO TANGIBLE ASSETS:
	Year Ended December 31,
	2024	2023	2022
TOTAL ASSETS	$9,805,350	$9,836,453	$9,854,993
Less: Goodwill and other intangible assets	163,032	164,247	165,570
TANGIBLE ASSETS	$9,642,318	$9,672,206	$9,689,423

(10) Pre-tax, pre-provision ("PTPP") net income is calculated as net income, plus income taxes, plus the provision for credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for credit losses.

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	Year Ended December 31,
	2024	2023	2022
Net income	$151,420	$126,734	$148,351
Plus: Income taxes	33,305	26,870	32,108
Plus: Provision for credit losses	14,543	2,904	4,557
Pre-tax, pre-provision net income	$199,268	$156,508	$185,016

Income Taxes:
Income tax expense was $33.3 million in 2024 and consisted of federal income tax expense of $31.8 million and state income tax expense of $1.5 million. Income tax expense was $26.9 million in 2023 and consisted of federal income tax expense of $25.7 million and state income tax expense of $1.2 million. This compares to income tax expense of $32.1 million in 2022, which consisted of federal income tax expense of $30.8 million and state income tax expense of $1.3 million. The effective income tax rate was 18.0% in 2024, 17.5% in 2023 and 17.8% in 2022.

The difference between the statutory federal corporate income tax rate of 21% and Park’s effective tax rate reflected permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on common shares held within Park’s salary deferral plan, offset by the impact of state income taxes. Park's permanent federal tax differences were approximately $7.0 million in 2024, compared to $6.6 million in 2023 and $7.1 million in 2022. Park expects permanent federal tax differences for 2025 will be approximately $5.5 million.

CREDIT METRICS AND PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount added to/subtracted from the allowance for credit losses to ensure the allowance is sufficient to absorb estimated credit losses over the life of a loan. The amount of the provision for credit losses is determined by management based on relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

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

The table below provides additional information on the provision for credits losses and the ACL for 2024, 2023 and 2022.

Table 22 - ACL Activity
(In thousands)	2024	2023	2022
ACL, beginning balance	$83,745	$85,379	$83,197
Cumulative change in accounting principle; adoption of ASU 2022-02	—	383	—
Charge-offs	18,334	10,863	9,133
Recoveries	(8,012)	(5,942)	(6,758)
Net charge-offs	10,322	4,921	2,375
Provision for credit losses:	14,543	2,904	4,557
ACL, ending balance	$87,966	$83,745	$85,379
Average loans	$7,627,419	$7,222,479	$6,955,674
Net charge-offs as a percentage of average loans	0.14%	0.07%	0.03%

For the year ended December 31, 2024, gross income of $6.4 million would have been recognized on loans that were nonaccrual as of December 31, 2024 had these loans been current in accordance with their original terms. Interest income on nonaccrual loans may be recorded on a cash basis and be included in income only when Park expects to receive the entire recorded investment of the loan. Of the $6.4 million that would have been recognized, approximately $4.1 million was included in interest income for the year ended December 31, 2024 as a result of payments made.

At year-end 2024, the allowance for credit losses was $88.0 million, or 1.13%, of total loans outstanding, compared to $83.7 million, or 1.12%, of total loans outstanding at year-end 2023, and $85.4 million, or 1.20% of total loans outstanding at year-end 2022.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and collective reserves, at December 31, 2024, December 31, 2023 and December 31, 2022. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are also to be individually evaluated.

Table 23- Allowance for Credit Losses Summary
(Dollars in thousands)	12/31/2024	12/31/2023	12/31/2022
Total allowance for credit losses	$87,966	$83,745	$85,379
Allowance on accruing PCD loans	—	—	—
Reserves on individually evaluated loans - accruing (1)	—	—	—
Reserves on individually evaluated loans - nonaccrual	1,299	4,983	3,566
General reserves on collectively evaluated loans	$86,667	$78,762	$81,813

Total loans	$7,817,128	$7,476,221	$7,141,891
Accruing PCD loans	2,174	2,835	4,653
Individually evaluated loans - accrual (1)	15,290	—	11,477
Individually evaluated loans - nonaccrual	53,149	45,215	66,864
Collectively evaluated loans	$7,746,515	$7,428,171	$7,058,897

Allowance for credit losses as a % of period end loans	1.13%	1.12%	1.20%
General reserve as a % of collectively evaluated loans	1.12%	1.06%	1.16%
(1) Includes accruing collateral dependent commercial loans to borrowers experiencing financial difficulty at December 31, 2024 and 2023 and accruing TDRs at December 31, 2022.

The allowance for credit losses of $88.0 million at December 31, 2024 represented a $4.2 million, or 5.0%, increase compared to $83.7 million at December 31, 2023. The increase was due to a $7.9 million increase in general reserves and a $3.7 million decrease in individual reserves on nonaccrual loans. The $7.9 million increase in general reserves takes into account changing economic forecasts and prepayment and curtailment speeds, while balancing the risks associated with other economic factors. Additionally, the $7.9 million increase in general reserves included a $757,000 additional reserve related to Hurricane Helene which impacted borrowers in Park's Carolina region. The decrease in individual reserves at December 31, 2024 compared to December 31, 2023 was primarily related to $4.2 million in charge-offs related to two relationships that previously carried individual reserves, partially offset by new or increasing reserves on other credits.

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

Management believes that the allowance for credit losses at year-end 2024 is adequate to absorb estimated life of loan credit losses in the loan portfolio. See "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K, and the discussion under the heading “CRITICAL ACCOUNTING POLICIES” earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on management’s evaluation of the adequacy of the allowance for credit losses.

ACL Detail by Loan Type: The following tables breakdown the allowance for credit losses and components by loan type.

The table below provides a summary of Park's loan loss experience over the past three years:

Table 24 - Summary of Loan Credit Loss Experience
(In thousands)	2024	2023	2022

Average loans	$7,627,419	$7,222,479	$6,955,674

Allowance for credit losses:
Beginning balance	83,745	85,379	83,197
Adoption of ASU 2022-02	—	383	—

Charge-offs:
Commercial, financial and agricultural	5,443	1,226	2,056
Construction real estate	—	546	33
Residential real estate	31	44	81
Commercial real estate	99	754	1,578
Consumer	12,753	8,293	5,343
Leases	8	—	42
Total charge-offs	$18,334	$10,863	$9,133

Recoveries:
Commercial financial, and agricultural	$438	$292	$826
Construction real estate	1,067	548	1,343
Residential real estate	366	482	164
Commercial real estate	825	240	627
Consumer	5,315	4,379	3,767
Leases	1	1	31
Total recoveries	$8,012	$5,942	$6,758

Net charge-offs	$10,322	$4,921	$2,375
Provision included in net income	14,543	2,904	4,557
Ending balance	$87,966	$83,745	$85,379

Ratio of net charge-offs to average loans	0.14%	0.07%	0.03%
Ratio of allowance for credit losses to end of year loans	1.13%	1.12%	1.20%

The follow table presents net-charge offs (recoveries), average loans outstanding, and net charge-offs (recoveries) as a percentage of average loans, by type of loan over the past three years:

Table 25- Net Charge-Offs (Recoveries) to Average Loans
Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans
Commercial, financial, and agricultural	$5,005	$1,277,654	0.39%	$934	$1,262,791	0.07%	$1,230	$1,282,431	0.10%
Construction real estate	(1,067)	348,195	(0.31)%	(2)	292,920	—%	(1,310)	316,805	(0.41)%
Residential real estate	(335)	2,101,285	(0.02)%	(438)	1,894,891	(0.02)%	(83)	1,747,149	—%
Commercial real estate	(726)	1,936,959	(0.04)%	514	1,818,935	0.03%	951	1,778,622	0.05%
Consumer	7,438	1,935,322	0.38%	3,914	1,933,669	0.20%	1,576	1,810,985	0.09%
Leases	7	28,004	0.02%	(1)	19,273	(0.01)%	11	19,682	0.06%
Total	$10,322	$7,627,419	0.14%	$4,921	$7,222,479	0.07%	$2,375	$6,955,674	0.03%

The following table summarizes Park's allocation of the allowance for credit losses for the past three years:

Table 26- Allocation of Allowance for Credit Losses
December 31,	2024		2023		2022
(In thousands)	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category
Commercial, financial, and agricultural	$12,683	16.24%	$15,496	17.33%	$16,987	18.22%
Construction real estate	7,125	5.28%	5,227	4.08%	5,550	4.56%
Residential real estate	22,355	28.15%	18,818	27.15%	16,831	25.16%
Commercial real estate	19,571	25.51%	16,374	25.09%	17,829	25.12%
Consumer	26,081	24.44%	27,713	26.03%	28,021	26.67%
Leases	151	0.38%	117	0.32%	161	0.27%
Total	$87,966	100.00%	$83,745	100.00%	$85,379	100.00%

Nonperforming Assets: After the adoption of ASU 2022-02 on January 1, 2023, which eliminated the TDR classification, non-performing assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and 3) OREO which results from taking possession of property that served as collateral for a defaulted loan. Prior to the adoption of ASU 2022-02 on January 1, 2023, nonperforming assets included: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and 4) OREO which results from taking possession of property that served as collateral for a defaulted loan.

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

The following is a summary of Park’s nonperforming assets at the end of the last three years:

Table 27 - Nonperforming Assets
	December 31,
(In thousands)	2024	2023	2022
Nonaccrual loans	$68,178	$60,259	$79,696
Accruing TDRs (for year 2022) (1)	N/A	N/A	20,134
Loans past due 90 days or more and accruing	1,754	859	1,281
Total nonperforming loans	$69,932	$61,118	$101,111
OREO	938	983	1,354
Total nonperforming assets	$70,870	$62,101	$102,465
Percentage of nonperforming loans to total loans (1)	0.89%	0.82%	1.42%
Percentage of nonperforming assets to total loans (1)	0.91%	0.83%	1.43%
Percentage of nonperforming assets to total assets (1)	0.72%	0.63%	1.04%
Percentage of nonaccrual loans to total loans	0.87%	0.81%	1.12%
Allowance for credit losses to nonaccrual loans	129.02%	138.98%	107.13%
  (1) Effective January 1, 2023, Park adopted ASU 2022-02. Among other things, this ASU eliminated the concept of TDRs.

Park classifies loans as nonaccrual when 1) a loan is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at December 31, 2024, 2023, and 2022. Loans are classified as current if they are less than 30 days past due.

Table 28 - Delinquency Status of Nonaccrual Loans
	December 31, 2024		December 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$44,135	0.56%	$38,956	0.52%	$58,893	0.83%
Nonaccrual loans - past due	24,043	0.31%	21,303	0.29%	20,803	0.29%
Total nonaccrual loans	$68,178	0.87%	$60,259	0.81%	$79,696	1.12%

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

The following table highlights the credit trends within the commercial loan portfolio.

Table 29- Commercial Credit Trends
Commercial loans * (In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Pass rated	$4,094,178	$3,905,673	$3,709,065
Special Mention	81,090	57,236	79,855
Substandard	3,484	3,414	1,965
Individually evaluated for impairment - accrual (1)	15,290	—	11,477
Individually evaluated for impairment - nonaccrual	53,149	45,215	66,864
Accruing PCD	2,095	2,760	4,563
Total	$4,249,286	$4,014,298	$3,873,789
(1) Includes accruing collateral dependent commercial loans to borrowers experiencing financial difficulty at December 31, 2024 and 2023 and accruing TDRs at December 31, 2022.
*Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) commercial related loans in the construction portfolio; (4) commercial related loans in the residential real estate portfolio; and (5) leases.

Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse. Park had $99.9 million of collectively evaluated commercial loans and accruing individually evaluated for impairment loans included on the watch list at December 31, 2024, compared to $60.7 million at December 31, 2023, and $93.3 million at December 31, 2022. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

The increase in watch list credits during the year ended 2024 was largely due to the downgrade of two non-bank consumer finance company relationships to special mention and/or accruing individually evaluated totaling $28.0 million, partially offset by problem loan resolutions. The downgraded loans were current in respect to their contractual terms at December 31, 2024.

Delinquencies have remained low over the past 36 months. Delinquent and accruing loans were $28.4 million, or 0.36% of total loans at December 31, 2024, compared to $23.5 million, or 0.31% of total loans at December 31, 2023, and $18.9 million, or 0.26% of total loans at December 31, 2022.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis. Park has determined that any commercial loans which have been placed on nonaccrual status will be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty will be individually evaluated. Individual analysis will establish a reserve for loans in scope.  Reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate. Prior to the elimination of TDRs with the adoption of ASU 2022-02 on January 1, 2023, Park also included commercial accruing TDRs as individually evaluated loans.

Nonaccrual individually evaluated commercial loans were $53.1 million at December 31, 2024, an increase of $7.9 million, compared to $45.2 million at December 31, 2023 and a decrease of $13.7 million, compared to $66.9 million at December 31, 2022. Accruing individually evaluated commercial loans were $15.3 million at December 31, 2024, compared to no accruing individually evaluated commercial loans at December 31, 2023 and $11.5 million of accruing individually evaluated commercial loans at December 31, 2022. The $11.5 million of individually evaluated commercial loans at December 31, 2022 consisted of loans modified in a TDR which were performing in accordance with the restructured terms.

At December 31, 2024, Park had taken partial charge-offs of $5.0 million related to the $53.1 million of the nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $2.3 million related to the $45.2 million of nonaccrual individually evaluated commercial loans at December 31, 2023 and compared to partial charge-offs of $1.8 million related to the $78.3 million of nonaccrual individually evaluated commercial loans at December 31, 2022.

The table below provides additional information related to Park's nonaccrual individually evaluated commercial loans at December 31, 2024, 2023, and 2022.

Table 30 - Nonaccrual individually Evaluated Commercial Loans
Years ended December 31,
(In thousands)	2024	2023	2022
Unpaid principal balance	$58,158	$47,564	$68,639
Prior charge-offs	5,009	2,349	1,775
Remaining principal balance	53,149	45,215	66,864
Reserves	1,299	4,983	3,566
Book value, after reserves	$51,850	$40,232	$63,298

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At December 31, 2024, December 31, 2023 and December 31, 2022, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at December 31, 2024, 2023, and 2022 was $2.2 million, $2.8 million, and $4.7 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $551,000 and $534,000 at December 31, 2024 and December 31, 2023, respectively. There were no nonaccrual loans acquired with deteriorated quality at December 31, 2022.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges as it adjusts to the new normal of work from home brought on by the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of December 31, 2024, Park had $247.2 million of loans which were fully or partially secured by non-owner-occupied office space, $244.0 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

CAPITAL RESOURCES

Liquidity and Interest Rate Sensitivity Management: Park’s objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents decreased by $57.7 million during 2024 to $160.6 million at year end. Cash provided by operating activities was $178.8 million in 2024, $151.1 million in 2023 and $136.6 million in 2022. Net income was the primary source of cash provided by operating activities during each year.

Cash used in investing activities was $19.1 million in 2024, cash provided by investing activities was $63.5 in 2023 and cash used in investing activities was $405.5 million in 2022. Investment securities transactions and loan originations/repayments are the major uses or sources of cash in investing activities.  Proceeds from the sale, repayment or maturity of investment securities provide cash and purchases of investment securities use cash.  Net investment securities transactions provided cash of $338.5 million in 2024, provided cash of $418.9 million in 2023 and used cash of $137.8 million in 2022. Cash used by the net increase in the loan portfolio was $341.5 million in 2024, $330.4 million in 2023 and $273.5 million in 2022.

Cash used in financing activities was $217.4 million in 2024, $186.1 million in 2023 and cash provided by financing activities was $239.4 million in 2022. A major source of cash provided by or used in financing activities is the net change in deposits.  Deposits increased and provided $101.0 million of cash in 2024, decreased and used $192.1 million of cash in 2023, and increased and provided $330.2 million of cash in 2022. These decreases and increases in deposits included an increase in off-balance sheet deposits of $114.0 million in 2024, a decrease in off-balance sheet deposits of $194.8 million in 2023 and a decrease in off-balance sheet deposits of $787.1 million in 2022. Other major sources of cash from financing activities are short-term borrowings. In 2024, net short-term borrowings decreased and used $237.8 million in cash. In 2023, net short-term borrowings increased and provided $100.8 million in cash. In 2022, net short-term borrowings decreased and used $11.4 million in cash. Cash used in the repurchase of common shares was $23.0 million in 2023. No common shares were repurchased in 2024 or 2022. Finally, cash declined by $77.5 million in 2024, $69.0 million in 2023 and $76.6 million in 2022, from the payment of cash dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. In the opinion of Park's management, the present funding sources provide more than adequate liquidity for Park to meet our cash flow needs in the short- and long-term.

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2024:

Table 31 - Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$300,985	$83,833	$187,129	$119,769	$438,660	$1,130,376
Money market instruments	38,203	—	—	—	—	38,203
Loans (1)	1,880,759	1,651,084	2,590,624	1,218,712	475,949	7,817,128
Total interest earning assets	2,219,947	1,734,917	2,777,753	1,338,481	914,609	8,985,707
Interest bearing liabilities:
Interest bearing transaction accounts (2)	$1,149,388	$—	$790,367	$—	$—	$1,939,755
Savings accounts (2)	1,424,213	—	1,253,802	—	—	2,678,015
Time deposits and brokered/bid CD deposits	504,904	293,380	86,439	24,938	2,122	911,783
Other	—	1,265	—	—	—	1,265
Total deposits	3,078,505	294,645	2,130,608	24,938	2,122	5,530,818
Short-term borrowings	90,432	—	—	—		90,432
Subordinated notes	15,000	174,651	—	—	—	189,651
Total interest bearing liabilities	3,183,937	469,296	2,130,608	24,938	2,122	5,810,901
Interest rate sensitivity gap	(963,990)	1,265,621	647,145	1,313,543	912,487	3,174,806
Cumulative rate sensitivity gap	(963,990)	301,631	948,776	2,262,319	3,174,806
Cumulative gap as a
percentage of total
interest earning assets	(10.73)%	3.36%	10.56%	25.18%	35.33%
(1)Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their re-pricing date or their expected repayment date and not by their contractual maturity date. Nonaccrual loans of $68.2 million are included within the over five year maturity category.
(2)Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 59.3% of interest bearing transaction accounts and 53.2% of savings accounts are considered to re-price within one year. If all of the interest bearing transaction accounts and savings accounts were considered to re-price within one year, the one-year cumulative gap would change from a positive 3.36% to a negative 19.39%.

The interest rate sensitivity gap analysis provides an overall picture of Park’s static interest rate risk position.  At December 31, 2024, the cumulative interest earning assets maturing or repricing within twelve months were $3,955 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $3,653 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $302 million or 3.4% of interest earning assets. The cumulative twelve-month interest rate sensitivity gap position at year-end 2023 was a positive $783 million or 8.7% of total interest earning assets.  The percentage of interest earning assets maturing or repricing within one year was 44.0% at year-end 2024, compared to 46.5% at year-end 2023.  The percentage of interest bearing liabilities maturing or repricing within one year was 62.9% at year-end 2024, compared to 57.3% at year-end 2023.

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

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon. At December 31, 2024, the earnings simulation model projected that net income would increase by 1.25% using a rising interest rate scenario and decrease by 1.34% using a declining interest rate scenario over the next year. At December 31, 2023, the earnings simulation model projected that net income would increase by 1.52% using a rising interest rate scenario and decrease by 1.92% using a declining interest rate scenario over the next year. At December 31, 2022, the earnings simulation model projected that net income would increase by 3.69% using a rising interest rate scenario and decrease by 5.38% using a declining interest rate scenario over the next year. Park’s net interest margin was 4.41% in 2024, 4.11% in 2023 and 3.80% in 2022.

Contractual Obligations: In the ordinary course of operations, Park enters into certain contractual obligations. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2024.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Table 32 - Contractual Obligations (1)
December 31, 2024	Payments Due In
		0-1	1-3	3-5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	14	$7,231,743	$—	$—	$—	$7,231,743
Certificates of deposit	14	776,464	111,665	23,644	10	911,783
Short-term borrowings	16	90,432	—	—	—	90,432
Subordinated notes (3)	17	—	—	—	189,651	189,651
Operating leases	13	1,882	4,747	4,559	9,334	20,522
Defined benefit pension plan (2)	20	8,469	16,733	17,055	43,780	86,037
Supplemental Executive Retirement Plan agreements	20	790	2,329	2,468	39,319	44,906
Total contractual obligations		$8,109,780	$135,474	$47,726	$282,094	$8,575,074
(1) Amounts do not include associated interest payments.
(2) Pension payments reflect 10 years of payments, through 2034.
(3) Subordinated notes are shown above based on their contractual maturity. Of the $189.7 million in subordinated notes, $15.0 million is currently able to be redeemed and $174.7 million is able to be redeemed on or after September 1, 2025.

As of December 31, 2024, Park had $29.7 million in unfunded commitments related to investments in qualified affordable housing projects which are not included in "Table 32 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2025 and 2039.

As of December 31, 2024, Park had $17.6 million in unfunded commitments related to certain equity investments which are not included in "Table 32 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner.

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of our customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2024, the Corporation had $1.5 billion of loan commitments and had $33.5 million of standby letters of credit. At December 31, 2023, the Corporation had $1.5 billion of loan commitments and had $31.3 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements.  These commitments often expire without being drawn upon.  However, all of the loan commitments and standby letters of credit were permitted to be drawn upon in 2024. See "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in this Annual Report on Form 10-K, for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2024.

Capital: Park’s primary means of maintaining capital adequacy is through retained earnings.  At December 31, 2024, the Corporation’s total shareholders’ equity was $1,243.8 million, compared to $1,145.3 million at December 31, 2023.  Total shareholders’ equity at December 31, 2024 was 12.69% of total assets, compared to 11.64% of total assets at December 31, 2023.

Tangible equity (non-U.S. GAAP) was $1,080.8 million at December 31, 2024, and was $981.0 million at December 31, 2023. At December 31, 2024, tangible equity (non-U.S. GAAP) was 11.21% of tangible assets compared to 10.14% of tangible assets at December 31, 2023. A reconciliation of total shareholders' equity to tangible equity and total assets to tangible assets is included in Table 21.

Net income was $151.4 million in 2024, $126.7 million in 2023 and $148.4 million in 2022.

Cash dividends declared for Park's common shares were $77.4 million in 2024, $68.7 million in 2023 and $76.8 million in 2022. On a per share basis, the cash dividends declared were $4.74 per common share in 2024, $4.20 per common share in 2023 and $4.66 per common share in 2022.

The table below shows the repurchases and issuances of common shares and treasury shares for 2022 through 2024.

Table 33
(In thousands, except share data)	Treasury Shares	Number of Common Shares
Balance at January 1, 2022	$(142,490)	16,219,563
Cash payment for fractional shares in dividend reinvestment plan	—	(14)
Treasury shares reissued for share-based compensation awards	3,477	34,245
Treasury shares reissued for director grants	994	9,789
Balance at December 31, 2022	$(138,019)	16,263,583
Treasury shares repurchased	(23,017)	(199,000)
Treasury shares reissued for share-based compensation awards	4,014	38,842
Treasury shares reissued for director grants	1,349	13,054
Balance at December 31, 2023	$(155,673)	16,116,479
Treasury shares repurchased	—	—
Treasury shares reissued for share-based compensation awards	3,633	35,161
Treasury shares reissued for director grants	758	7,342
Balance at December 31, 2024	$(151,282)	16,158,982

Park did not issue any new common shares, which had not already been held as treasury shares, in 2024, 2023 or 2022. Common shares (including treasury shares) had a balance of $463.7 million, $463.3 million and $462.4 million at December 31, 2024, 2023, and 2022, respectively.

Accumulated other comprehensive (loss) income, net reflected a loss of $46.2 million, $66.2 million, and $102.4 million at December 31, 2024, 2023, and 2022, respectively. During 2024, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a gain of $5.0 million, which included a $415,000, net of income tax, realized loss on the sale of debt securities. During 2023, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a gain of $27.8 million, which included a $6.2 million, net of income tax, realized loss on the sale of debt securities. During 2022, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a loss of $116.9 million.
Additionally, Park recognized an other comprehensive gain of $15.1 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2024. The $15.1 million gain in 2024 included $4.9 million, net of income tax, related to a realized pension settlement gain. Park recognized an other comprehensive gain of $8.4 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2023, compared to an other comprehensive loss of $888,000, net of income tax, related to the change in pension plan assets and benefit obligations in 2022. Finally, during 2022, Park recognized an other comprehensive gain of $206,000, net of income tax, related to an unrealized net holding gain on cash flow hedging derivatives. There was no unrealized holding gain or loss on cash flow hedging derivatives in 2024 or 2023.

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

Park and PNB met each of the well-capitalized ratio guidelines applicable to them at December 31, 2024. The following table indicates the capital ratios for PNB and Park at December 31, 2024 and December 31, 2023.

Table 34 - PNB and Park Capital Ratios
	As of December 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.80%	11.44%	11.44%	12.85%
Park	11.51%	13.46%	13.28%	16.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.11%	10.95%	10.95%	12.35%
Park	10.74%	12.97%	12.79%	16.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in "Table 12 - Distribution of Assets, Liabilities and Shareholders' Equity" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, Park’s tax equivalent net interest margin increased by 30 basis points in 2024, 31 basis points in 2023 and 11 basis points in 2022. The tax equivalent net interest margin was 4.41%, 4.11% and 3.80% for each of the years ended December 31, 2024, 2023 and 2022, respectively. The discussion of interest rate sensitivity included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Audited Financial Statements    Page

Management’s Report on Internal Control Over Financial Reporting    72
Report of Independent Registered Public Accounting Firm     74
Auditor Name: Crowe LLP
Auditor Location: Columbus, OH
Auditor Firm ID: 173
Consolidated Balance Sheets at December 31, 2024 and 2023    76
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022    78
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022    80
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022    81
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022    82
Notes to Consolidated Financial Statements    83

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

With the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, Secretary, and Treasurer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2024, the end of the Corporation’s fiscal year. In making this assessment, management used the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) Internal Control — Integrated Framework (2013).

Based on our assessment under the criteria described in the immediately preceding paragraph, management concluded that the
Corporation maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2024. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors of the Corporation.

The Corporation’s independent registered public accounting firm, Crowe LLP, has audited the Consolidated Balance Sheets of the Corporation and its subsidiaries at December 31, 2024 and 2023 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024, included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K and the Corporation’s internal control over financial reporting as of December 31, 2024, and has issued their Report of Independent

Registered Public Accounting Firm, which appears in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

/s/ David L. Trautman	/s/ Brady T. Burt
David L. Trautman	Brady T. Burt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer

February 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Park National Corporation
Newark, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Park National Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Columbus, Ohio
February 24, 2025

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2024 and 2023

(In thousands, except share and per share data)	2024	2023

Assets
Cash and due from banks	$122,363	$160,477
Money market instruments	38,203	57,791
Cash and cash equivalents	160,566	218,268

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,076,281 and $1,418,770 at December 31, 2024 and 2023, respectively, and no allowance for credit losses at December 31, 2024 and 2023)	996,624	1,332,842
Other investment securities	104,237	96,302
Total investment securities	1,100,861	1,429,144

Total loans	7,817,128	7,476,221
Allowance for credit losses	(87,966)	(83,745)
Net loans	7,729,162	7,392,476

Other assets:
Bank owned life insurance	236,872	231,631
Prepaid assets	190,119	165,879
Goodwill	159,595	159,595
Other intangible assets	3,437	4,652
Premises and equipment, net	69,522	74,211
Affordable housing tax credit investments	66,077	62,703
Accrued interest receivable	36,280	39,236
Other real estate owned	938	983
Mortgage loan servicing rights	13,918	14,656
Operating lease right-of-use asset	15,745	15,715
Other	22,258	27,304
Total other assets	814,761	796,565

Total assets	$9,805,350	$9,836,453

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2024 and 2023

(In thousands, except share and per share data)	2024	2023

Liabilities and shareholders’ equity

Deposits:
Non-interest bearing	$2,612,708	$2,628,234
Interest bearing	5,530,818	5,414,332
Total deposits	8,143,526	8,042,566

Borrowings:
Short-term borrowings	90,432	328,182
Subordinated notes	189,651	189,147
Total borrowings	280,083	517,329

Other liabilities:
Operating lease liability	16,505	16,605
Accrued interest payable	7,859	6,860
Unfunded commitments in affordable housing tax credit investments	29,677	28,768
Allowance for credit losses on off-balance sheet commitments	5,865	5,103
Other	77,987	73,929
Total other liabilities	137,893	131,265

Total liabilities	8,561,502	8,691,160

Commitments and contingencies

Shareholders’ equity:

Preferred shares (200,000 preferred shares authorized; no preferred shares outstanding at December 31, 2024 and 2023)	$—	$—
Common shares, no par value (20,000,000 common shares authorized; 17,623,104 common shares issued at December 31, 2024 and 2023)	463,706	463,280
Accumulated other comprehensive loss, net of taxes	(46,175)	(66,191)
Retained earnings	977,599	903,877
Less: Treasury shares (1,464,122 and 1,506,625 common shares at December 31, 2024 and 2023, respectively)	(151,282)	(155,673)
Total shareholders’ equity	1,243,848	1,145,293
Total liabilities and shareholders’ equity	$9,805,350	$9,836,453

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)	2024	2023	2022

Interest and dividend income:
Interest and fees on loans	$467,602	$399,795	$323,107
Interest and dividends on securities:
Taxable	41,718	52,786	36,047
Tax-exempt	5,524	10,966	10,964
Other interest income	8,121	8,123	8,129
Total interest and dividend income	522,965	471,670	378,247

Interest expense:
Interest on deposits:
Demand and savings deposits	82,789	71,776	17,646
Time deposits	29,594	12,677	3,314
Interest on short-term borrowings	3,135	4,721	1,395
Interest on subordinated notes	9,428	9,383	8,833
Total interest expense	124,946	98,557	31,188
Net interest income	398,019	373,113	347,059

Provision for credit losses	14,543	2,904	4,557
Net interest income after provision for credit losses	383,476	370,209	342,502

Other income:
Income from fiduciary activities	42,489	35,474	34,091
Service charges on deposit accounts	9,001	8,445	10,091
Other service income	11,743	10,300	15,295
Debit card fee income	25,873	26,522	26,046
Bank owned life insurance income	7,770	5,338	6,100
ATM fees	1,840	2,178	2,273
Pension settlement gain	6,148	—	—
Gain (loss) on the sale of OREO, net	42	(3)	5,611
OREO valuation markup	30	60	12,039
Loss on the sale of debt securities, net	(526)	(7,875)	—
Gain on equity securities, net	3,080	971	2,955
Other components of net periodic benefit income	9,263	7,572	12,108
Miscellaneous	5,835	3,652	9,326
Total other income	$122,588	$92,634	$135,935

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)	2024	2023	2022

Other expense:
Salaries	$147,311	$139,237	$133,299
Employee benefits	41,724	42,264	40,490
Occupancy expense	12,816	13,114	13,866
Furniture and equipment expense	9,983	12,233	11,901
Data processing fees	40,564	37,637	32,627
Professional fees and services	31,146	29,173	30,837
Marketing	6,318	5,471	5,335
Insurance	6,735	7,640	5,413
Communication	4,097	4,210	3,891
State tax expense	4,500	4,657	4,585
Amortization of intangible assets	1,215	1,323	1,487
Foundation contributions	2,000	1,000	4,000
Miscellaneous	12,930	11,280	10,247
Total other expense	321,339	309,239	297,978

Income before income taxes	184,725	153,604	180,459

Income taxes	33,305	26,870	32,108

Net income	$151,420	$126,734	$148,351

Earnings per common share:
Basic	$9.38	$7.84	$9.13
Diluted	$9.32	$7.80	$9.06

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
for years ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022

Net income	$151,420	$126,734	$148,351

Other comprehensive income (loss) net of income tax:
Defined benefit pension plan:
Amortization of prior service cost (credit), net of income tax effect of $10, $10 and $(3), for the years ended December 31, 2024, 2023, and 2022, respectively	38	38	(12)
Unrealized net actuarial gain (loss) and prior service credit (cost), net of income tax effect of $5,285, $2,215 and $(233), for the years ended December 31, 2024, 2023, and 2022, respectively	19,881	8,334	(876)
Gain recognition on partial settlement of vested benefits, net of income tax effect of $(1,291) for the year ended December 31, 2024	(4,857)	—	—
Change in funded status of defined benefit pension plan, net of income tax effect	15,062	8,372	(888)

Debt securities available-for-sale:
Net loss realized on sale of debt securities AFS, net of income tax effect of $111 and $1,654 for the years ended December 31, 2024 and 2023, respectively	415	6,221	—
Unrealized holding gain (loss) on debt securities AFS, net of income tax effect of $1,206, $5,743 and $(31,066), for the years ended December 31, 2024, 2023 and 2022, respectively	4,539	21,610	(116,867)
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect	4,954	27,831	(116,867)

Cash flow hedging derivatives:
Unrealized gain on cash flow hedging derivatives, net of income tax effect of $41 for the year ended December 31, 2022	—	—	154
Reclassification adjustment for losses included in net income on cash flow hedging derivatives, net of income tax effect of $14 for the year ended December 31, 2022	—	—	52
Unrealized net holding gain on cash flow hedging derivatives, net of income tax effect	—	—	206

Other comprehensive income (loss)	$20,016	$36,203	$(117,549)

Comprehensive income	$171,436	$162,937	$30,802
The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2024, 2023 and 2022

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount

Balance, January 1, 2022	—	$—	16,219,563	461,800	776,294	(142,490)	15,155
Net income					148,351
Other comprehensive loss, net of income tax							(117,549)
Cash dividends, $4.66 per common share					(76,771)
Cash payment for fractional shares in dividend reinvestment plan			(14)	(2)
Share-based compensation expense				5,879
Issuance of 34,245 common shares under share-based compensation awards, net of 21,219 common shares withheld to pay employee income taxes			34,245	(5,273)	(965)	3,477
Treasury shares reissued for director grants			9,789		326	994
Balance, December 31, 2022	—	—	16,263,583	462,404	847,235	(138,019)	(102,394)
Cumulative effect of a change in accounting principle for ASU 2022-02, net of income tax					(303)
Balance January 1, 2023, as adjusted	—	$—	16,263,583	462,404	846,932	(138,019)	(102,394)
Net income					126,734
Other comprehensive income, net of income tax							36,203
Cash dividends, $4.20 per common share					(68,716)
Share-based compensation expense				6,787
Issuance of 38,842 common shares under share-based compensation awards, net of 23,973 common shares withheld to pay employee income taxes			38,842	(5,911)	(947)	4,014
Treasury shares repurchased			(199,000)			(23,017)
Treasury shares reissued for director grants			13,054		(126)	1,349
Balance, December 31, 2023	—	$—	16,116,479	$463,280	$903,877	$(155,673)	$(66,191)
Net income					151,420
Other comprehensive income, net of income tax							20,016
Cash dividends, $4.74 per common share					(77,434)
Share-based compensation expense				6,446
Issuance of 35,161 common shares under share-based compensation awards, net of 22,895 common shares withheld to pay employee income taxes			35,161	(6,020)	(729)	3,633
Treasury shares reissued for director grants			7,342		465	758
Balance, December 31, 2024	—	$—	16,158,982	$463,706	$977,599	$(151,282)	$(46,175)

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022

Operating activities:
Net income	$151,420	$126,734	$148,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,543	2,904	4,557
Accretion of loan fees and costs, net	(8,892)	(8,759)	(12,085)
Depreciation of premises and equipment	12,192	14,015	13,819
Amortization of investment securities, net	1,606	3,794	3,666
(Increase) decrease in deferred income tax	(409)	(703)	611
Loss on the sale of debt securities, net	526	7,875	—
Gain on equity securities, net	(3,080)	(971)	(2,955)
Share-based compensation expense	7,669	8,010	7,199
Pension settlement gain	(6,148)	—	—
Loan originations to be sold in secondary market	(115,906)	(65,211)	(173,880)
Proceeds from sale of loans in secondary market	115,602	65,338	185,361
Gain on sale of loans in secondary market	(2,011)	(1,213)	(4,243)
(Gain) loss on the sale of OREO, net	(42)	3	(5,611)
OREO valuation markup	(30)	(60)	(12,039)
Gain on sale of non-mortgage loans	—	—	(495)
Bank owned life insurance income	(7,770)	(5,338)	(6,100)
Investment in qualified affordable housing tax credits amortization	8,126	8,265	7,743
Changes in assets and liabilities:
Decrease (increase) in prepaid dealer premiums	1,513	(43)	(9,422)
Decrease (increase) in other assets	8,872	3,479	(3,021)
Increase (decrease) in other liabilities	1,067	(6,982)	(4,814)
Net cash provided by operating activities	$178,848	$151,137	$136,642

Investing activities:
Proceeds from redemption/repurchase of FHLB stock	18,371	11,672	2,216
Proceeds from sales of investment securities	44,037	284,454	—
Proceeds from calls and maturities of:
AFS debt securities	299,702	145,310	186,123
Purchase of:
AFS debt securities	(2,882)	(3,981)	(317,278)
Equity securities	(10,213)	(2,195)	(9,165)
FHLB stock	(9,225)	(18,228)	—
Net (increase) decrease in other investments	(1,288)	1,886	331
Net loan originations, portfolio loans	(341,500)	(330,443)	(273,526)

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2024, 2023 and 2022
(In thousands)	2024	2023	2022

Proceeds from the sale of non-mortgage loans	—	—	4,345
Proceeds from the sale of OREO	1,095	965	17,684
Bank owned life insurance death benefits	12,466	1,816	9,587
Purchases of bank owned life insurance	(9,937)	(10,779)	(7,500)
Investment in qualified affordable housing tax credits	(10,591)	(9,364)	(10,352)
Purchases of premises and equipment	(9,183)	(7,589)	(7,937)
Net cash (used in) provided by investing activities	$(19,148)	$63,524	$(405,472)

Financing activities
Net increase (decrease) in deposits	214,961	(386,901)	(456,929)
Net (increase) decrease in off-balance sheet deposits	(114,001)	194,752	787,116
Net (decrease) increase in short-term borrowings	(237,750)	100,840	(11,444)
Value of common shares withheld to pay employee income taxes	(3,116)	(2,844)	(2,761)
Repurchase of common shares to be held as treasury shares	—	(23,017)	—
Cash dividends paid	(77,496)	(68,951)	(76,604)
Net cash (used in) provided by financing activities	$(217,402)	$(186,121)	$239,378
(Decrease) increase in cash and cash equivalents	(57,702)	28,540	(29,452)

Cash and cash equivalents at beginning of year	218,268	189,728	219,180
Cash and cash equivalents at end of year	$160,566	$218,268	$189,728

Cash paid for:
Interest	$123,947	$95,183	$30,818

Federal income taxes	23,260	17,200	24,670

Non cash items:
Loans transferred to OREO	$1,008	$1,097	$13,418

Non-mortgage loans transferred to held for sale, net	—	—	3,890

Right-of-use assets obtained in exchange for lease obligations	2,718	545	7,867

New commitments in affordable housing tax credit investments	11,500	10,000	10,000

New commitments in other investment securities	2,500	2,745	16,250

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

Restrictions on Cash and Due from Banks
As of March 26, 2020, the Federal Reserve Board eliminated reserve requirements for all depository institutions. There were no compensating balance arrangements in existence at December 31, 2024 or 2023.

Debt Securities
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

Accrued interest receivable on debt securities AFS totaled $6.9 million and $10.6 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

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

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  The fair value of an interest rate lock is recorded at the time the commitment to fund a mortgage loan is executed and is adjusted for the expected exercise of a commitment before a loan is funded.  In order to economically hedge against a change in interest rates resulting from the Company's commitments to fund loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into.  The fair value of Park's mortgage banking derivatives is estimated based on the change in mortgage interest rates from the date the interest on a loan is locked. The fair value of these mortgage banking derivatives is included in "Loans" in the Consolidated Balance Sheets. Changes in the fair value of these mortgage banking derivatives are included in "Other service income" in the Consolidated Statements of Income.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable totaled $29.2 million and $28.5 million at December 31, 2024 and 2023, respectively, and was reported in "Accrued interest receivable" on the Consolidated Balance Sheets. Late charges on loans are recognized as income when they are collected. Net loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Residential real estate: The Company defines residential real estate loans as first mortgages on individuals’ primary residences or second mortgages on individuals’ primary residences in the form of HELOCs or installment loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stable employment, an established credit record and a current independent third-party appraisal providing the market value of the real estate securing the loan. Residential real estate loans typically have longer terms and higher balances with lower yields as compared to consumer loans, but generally carry lower risks of default. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires creditors to make a reasonable and good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. Documentation and verification of income within defined time frames and not-to-exceed limits are bases for affirming ability to repay. Risk of loss largely depends upon factors affecting the borrower's ability to repay as well as general economic trends as they may adversely impact the value of the property. These risks are mitigated by completing a comprehensive underwriting of the borrower and by requiring appraisals pursuant to government regulations.

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

Concentration of Credit Risk
Park's commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 24 Ohio counties, five North Carolina counties, four South Carolina counties and one Kentucky county where PNB operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing; construction; finance and insurance; accommodation and food services; other services (except public administration); health care and social assistance; manufacturing; retail trade; agriculture, forestry, fishing and hunting; and professional, scientific, and technical services.

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

In creating the DCF model, Park established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through December 31, 2024, whenever possible. Park and peer FFIEC Call Report data are utilized when there are insufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

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

When the discounted cash flow method is used to determine the allowance for credit losses, management incorporates expected prepayments to determine the effective interest rate utilized to discount expected cash flows.

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

Allowance for Credit Losses - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated. Individual analysis establishes an individual reserve for loans in scope.  Reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

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

Foreclosed Assets
Foreclosed assets include non-real estate assets where Park, as creditor, has received physical possession of a borrower’s assets, regardless of whether formal foreclosure proceedings take place. Foreclosed assets are initially recorded as fair value less costs to sell when acquired, establishing a new cost basis.  Operating costs after acquisition are expensed as incurred. As of December 31, 2024 and 2023, Park had $1.2 million and $1.1 million, respectively, of foreclosed assets included within “Other assets.”

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

Leases
Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At December 31, 2024 and 2023, all of Park's leases were classified as operating leases.

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

Dividend Restriction
Banking regulations require the maintenance of certain capital levels and may limit the dividends paid by a bank to its parent holding company or by the parent holding company to its shareholders.  (See Note 24 - Dividend Restrictions and Note 27 -Capital Ratios.)

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

Share-Based Compensation
Compensation cost is recognized for restricted stock units and stock awards issued to employees and directors, respectively, based on the fair value of these awards at the date of grant. The market price of Park’s common shares at the date of grant is used to estimate the fair value of restricted stock units and stock awards. Compensation cost related to restricted stock units granted to employees is recognized on a straight-line basis over the required service period, generally defined as the vesting period and is recorded in "Salaries" expense. (See Note 19 - Share-Based Compensation.) Compensation cost related to stock awards granted to directors is recognized on the date of grant and is recorded in "Professional fees and services" expense. The Company's accounting policy is to recognize forfeitures as they occur.

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

Fair Value Measurement
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 26 - Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into net income over the same periods that the hedged transactions will affect earnings.

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

Operating Segments
The Corporation is a financial holding company headquartered in Newark, Ohio. While the chief operating decision maker monitors the operating results of its lines of business, operations are managed and financial performance is evaluated on a consolidated basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. This is aligned with the information that the Chief Operating Decision Maker, Park's Chairman and Chief Executive Officer, utilizes when making key operating and resource allocation decisions.

2. Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards
The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and accounting standards that have been issued but were not effective for Park as of December 31, 2024:

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

The adoption of ASU 2022-02 impacted disclosures in Note 5 - Loans and Note 6 - Allowance for Credit Losses.

ASU 2023-07 - Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures: In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. Public entities are required to disclose other segment items for each reportable segment and provide a description of its composition. Significant expense categories are derived from expenses that are regularly reported to an entity's chief operating decision-makers and included in a segments' reported measures of profit or loss. ASU 2023-07 also requires for an entity to disclose the title and position of the chief operating decision-maker and explain how the chief operating decision-maker uses the reported measures of profit or loss to assess segment performance. ASU 2023-07 also requires interim disclosures of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 requires entities to adopt the changes to the segment reporting guidance on a retrospective basis and early adoption is permitted. The adoption of the provisions of ASU 2023-07 impacted segment disclosures in Note 28 - Segment Information.

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

ASU 2023-09 - Income Taxes (Topic 740) Improvement to Income Tax Disclosures: In December 2023, FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. ASU 2023-09 also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction.

ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The adoption of the provisions of ASU 2023-09 is not expected to have an impact on Park's consolidated financial statements, but will impact disclosures.

ASU 2024-02 - Codification Improvements - Amendments to Remove References to Concepts Statements: In March 2024, FASB issued ASU 2024-02 - Codification Improvements - Amendments to Remove References to the Concepts Statements. ASU 2024-02 contains amendments to the Codification that remove references to various Concepts Statements. In most cases the references were extraneous and not required to understand or apply the guidance. In other instances, the references were used in previous Statements to provide guidance on certain topical areas.
ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. The adoption of ASU 2024-02 is not expected to have an impact on Park's consolidated financial statements.

ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): In November 2024, FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities in disclosures within the footnotes to the financial statements. The disclosures will require a footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) deprecation, depletion and amortization recognized as part of oil and gas producing activities and other types of depletion expenses. The tabular disclosure would also include certain other expenses, as applicable.

ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and public business entities are required to adopt ASU 2024-03 prospectively; however, entities are permitted to apply the amendments retrospectively. The adoption of the provisions of ASU 2024-03 is not expected to have an impact on Park's consolidated financial statements, but will impact disclosures.

3. Organization
Park National Corporation is a financial holding company headquartered in Newark, Ohio. Through PNB, Park is engaged in a general commercial banking and trust and wealth management business, primarily in Ohio, Kentucky, North Carolina, and South Carolina, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. PNB is headquartered in Newark, Ohio. A wholly-owned subsidiary of Park, GFSC is a consumer finance company located in Central Ohio. During 2019, Guardian Finance stopped seeking new loans.

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

Debt Securities
The following tables summarize the amortized cost and fair value of debt securities at December 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2024:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$250	$—	$1	$249
Obligations of states and political subdivisions	203,438	88	16,643	$186,883
U.S. Government sponsored entities’ asset-backed securities	580,268	2	61,694	518,576
Collateralized loan obligations	271,572	288	27	271,833
Corporate debt securities	20,753	50	1,720	19,083
Total	$1,076,281	$428	$80,085	$996,624

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2023:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$251,531	$1,173	$11,520	$241,184
U.S. Government sponsored entities’ asset-backed securities	703,645	23	68,193	635,475
Collateralized loan obligations	443,112	31	4,857	438,286
Corporate debt securities	20,482	—	2,585	17,897
Total	$1,418,770	$1,227	$87,155	$1,332,842

All debt securities were classified as AFS at December 31, 2024 and December 31, 2023.

The following tables provide detail on debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded at December 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$249	$1	$—	$—	$249	$1
Obligations of states and political subdivisions	34,256	528	137,471	16,115	171,727	16,643
U.S. Government sponsored entities’ asset-backed securities	6,555	249	510,846	61,445	517,401	61,694
Collateralized loan obligations	44,935	14	36,223	13	81,158	27
Corporate debt securities	—	—	15,929	1,720	15,929	1,720
Total	$85,995	$792	$700,469	$79,293	$786,464	$80,085

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$46,685	$420	$103,993	$11,100	$150,678	$11,520
U.S. Government sponsored entities’ asset-backed securities	—	—	634,261	68,193	634,261	68,193
Collateralized loan obligations	—	—	404,019	4,857	404,019	4,857
Corporate debt securities	9,530	702	8,367	1,883	17,897	2,585
Total	$56,215	$1,122	$1,150,640	$86,033	$1,206,855	$87,155

At December 31, 2024, Park’s debt security portfolio consisted of $1.0 billion of securities, $786.5 million of which were in an unrealized loss position with unrealized losses of $80.1 million. Of the $786.5 million of securities in an unrealized loss position, $700.5 million were in an unrealized loss position for 12 months or longer. Of the $80.1 million in unrealized losses, an aggregate of $61.7 million were related to Park's "Obligations of U.S. Government sponsored entities" and "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at December 31, 2024 and December 31, 2023. Additionally, for the years ended December 31, 2024, 2023, and 2022, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2024, are shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value	Tax Equivalent Yield (1)
Debt Securities Available-for-Sale
Obligations of U.S.Government sponsored entities
Due within one year	$250	$249	2.88%
Total	$250	$249	2.88%

Obligations of states and political subdivisions
Due within one year	$250	$250	6.06%
Due one through five years	1,490	1,490	5.06%
Due five through ten years	79,116	75,408	3.07%
Due greater than ten years	122,582	109,735	3.19%
Total	$203,438	$186,883	3.16%

U.S. Government sponsored entities’ asset-backed securities	$580,268	$518,576	1.86%

Collateralized loan obligations	$271,572	$271,833	6.33%

Corporate debt securities
Due within one year	$971	$979	9.67%
Due five through ten years	19,782	18,104	4.10%
Total	$20,753	$19,083	4.36%
(1) The tax equivalent yield for obligations of states and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

At December 31, 2024, investment securities with a fair value of $471.2 million were pledged for government and public fund deposits, $124.1 million were pledged to secure repurchase agreements and $3.9 million were pledged as collateral for FHLB advance borrowings. At December 31, 2023, investment securities with a fair value of $416.0 million were pledged for government and public fund deposits, $180.8 million were pledged to secure repurchase agreements and $5.2 million were pledged as collateral for FHLB advance borrowings.

At December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

During 2024, Park sold certain AFS debt securities with a book value of $42.3 million at a gross loss of $553,000 and sold certain AFS debt securities with a book value of $2.3 million for a gross gain of $27,000. During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million. There were no sales of AFS debt securities during 2022.

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

The carrying amount of other investment securities at December 31, 2024 and 2023 was as follows:

(In thousands)	December 31, 2024	December 31, 2023
FHLB stock	$8,607	$17,754
FRB stock	14,653	14,653
Equity investments carried at fair value	11,488	2,089
Equity investments carried at modified cost (1)	19,347	15,921
Equity investments carried at net asset value	50,142	45,885
Total other investment securities	$104,237	$96,302
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $1.4 million have been recorded as a result of observable price changes. An upward adjustment of $571,000 was recorded during the year ended December 31, 2024 as a result of observable price changes. There were no adjustments recorded during the year ended December 31, 2023 as a result of observable price changes.

During the year ended December 31, 2024, Park purchased 92,245 shares of FHLB stock with a book value of $9.2 million and the FHLB repurchased 183,713 shares of FHLB stock with a book value of $18.4 million. During the year ended December 31, 2023, Park purchased 182,289 shares of FHLB stock with a book value of $18.2 million. and the FHLB repurchased 116,722 shares of FHLB stock with a book value of $11.7 million. During the year ended December 31, 2022, the FHLB repurchased 22,160 shares of FHLB stock with a book value of $2.2 million. No shares of FHLB stock were purchased in the year ended December 31, 2022.

No shares of FRB stock were purchased or sold in any of the years ended December 31, 2024, 2023, or 2022.

For the years ended December 31, 2024, 2023 and 2022, $2.6 million, $600,000 and $601,000, respectively, of gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

For the years ended December 31, 2024, 2023 and 2022, $468,000, $371,000 and $2.4 million, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

5. Loans
The composition of the loan portfolio at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,267,263	$1,292,025
PPP loans	847	2,116
Overdrafts	1,475	1,499
Commercial real estate (1)	1,994,332	1,875,993
Construction real estate:
Commercial	311,122	209,226
Retail	101,455	95,873
Residential real estate:
Commercial	644,418	609,410
Mortgage	1,346,543	1,239,861
HELOC	203,459	174,349
Installment	6,013	5,904
Consumer:
Consumer	1,908,473	1,943,869
Check loans	1,899	2,067
Leases	29,829	24,029
Total	$7,817,128	$7,476,221
Allowance for credit losses	(87,966)	(83,745)
Net loans	$7,729,162	$7,392,476
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.4 million at December 31, 2024, and of $19.8 million at December 31, 2023, which represented a net deferred income position in both years. At December 31, 2024 and December 31, 2023, loans included purchase accounting adjustments of $669,000 and $1.8 million, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.5 million were reclassified to loans at both December 31, 2024 and December 31, 2023.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2024 and December 31, 2023:

	December 31, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$24,241	$—	$24,241
PPP loans	—	—	$—
Overdrafts	—	—	$—
Commercial real estate	23,230	—	$23,230
Construction real estate:
Commercial	8	—	$8
Retail	22	—	$22
Residential real estate:
Commercial	5,700	—	$5,700
Mortgage	11,368	913	$12,281
HELOC	918	15	$933
Installment	31	—	$31
Consumer:
Consumer	2,643	826	$3,469
Check loans	—	—	$—
Leases	17	—	$17
Total loans	$68,178	$1,754	$69,932

	December 31, 2023
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$21,284	$14	$21,298
PPP loans	—	—	$—
Overdrafts	—	—	$—
Commercial real estate	20,740	—	$20,740
Construction real estate:
Commercial	504	—	$504
Retail	—	26	$26
Residential real estate:
Commercial	2,670	—	$2,670
Mortgage	11,786	206	$11,992
HELOC	815	—	$815
Installment	16	—	$16
Consumer
Consumer	2,371	613	$2,984
Check loans	—	—	$—
Leases	73	—	$73
Total loans	$60,259	$859	$61,118

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at December 31, 2024 and December 31, 2023:

	December 31, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$18,778	$5,463	$1,261
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	23,230	—	—
Construction real estate:
Commercial	8	—	—
Retail	—	22	1
Residential real estate:
Commercial	3,755	1,945	39
Mortgage	—	11,368	128
HELOC	—	918	154
Installment	—	31	1
Consumer
Consumer	—	2,643	786
Check loans	—	—	—
Leases	17	—	—
Total loans	$45,788	$22,390	$2,370

	December 31, 2023
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,634	$12,650	$4,985
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	20,175	565	2
Construction real estate:
Commercial	504	—	—
Retail	—	—	—
Residential real estate:
Commercial	2,670	—	—
Mortgage	—	11,786	117
HELOC	—	815	25
Installment	—	16	—
Consumer
Consumer	—	2,371	672
Check loans	—	—	—
Leases	73	—	—
Total loans	$32,056	$28,203	$5,801

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are individually evaluated. Management’s general practice is to proactively charge down nonaccrual loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,583	$11,423	$22,187	$39,193
Commercial real estate	24,539	8	—	24,547
Construction real estate:
Commercial	589	—	—	589
Residential real estate:
Commercial	5,898	—	—	5,898
Mortgage	78	—	—	78
Leases	—	17	—	17
Total loans	$36,687	$11,448	$22,187	$70,322

	December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$8,137	$9,377	$3,737	$21,251
Commercial real estate	22,096	514	—	22,610
Construction real estate:
Commercial	1,130	—	—	1,130
Residential real estate:
Commercial	2,910	—	—	2,910
Mortgage	76	—	—	76
Leases	—	73	—	73
Total loans	$34,349	$9,964	$3,737	$48,050

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the years ended December 31, 2024, 2023 and 2022:

	Interest Income Recognized
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,595	$1,843	$438
PPP loans	—	—	—
Overdrafts	—	—	—
Commercial real estate	1,132	781	956
Construction real estate:
Commercial	38	65	32
Retail	1	—	13
Residential real estate:
Commercial	238	136	88
Mortgage	434	227	157
HELOC	16	20	16
Installment	—	3	3
Consumer:
Consumer	134	97	59
Check loans
Leases	—	—	33
Total loans	$3,588	$3,172	$1,795

The following tables present the aging of the amortized cost in past due loans at December 31, 2024 and December 31, 2023 by class of loan:

	December 31, 2024
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,881	$13,234	$15,115	$1,252,148	$1,267,263
PPP loans	20	—	20	827	847
Overdrafts	—	—	—	1,475	1,475
Commercial real estate	458	2,594	3,052	1,991,280	1,994,332
Construction real estate:
Commercial	—	—	—	311,122	311,122
Retail	100	22	122	101,333	101,455
Residential real estate:
Commercial	—	2,164	2,164	642,254	644,418
Mortgage	13,403	5,946	19,349	1,327,194	1,346,543
HELOC	438	620	1,058	202,401	203,459
Installment	39	22	61	5,952	6,013
Consumer:
Consumer	10,309	1,195	11,504	1,896,969	1,908,473
Check loans	3	—	3	1,896	1,899
Leases	—	—	—	29,829	29,829
Total loans	$26,651	$25,797	$52,448	$7,764,680	$7,817,128
(1) Includes an aggregate of $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $44.1 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2023
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$522	$11,629	$12,151	$1,279,874	$1,292,025
PPP loans	9	—	9	2,107	2,116
Overdrafts	—	—	—	1,499	1,499
Commercial real estate	1,656	1,839	3,495	1,872,498	1,875,993
Construction real estate:
Commercial	—	205	205	209,021	209,226
Retail	554	26	580	95,293	95,873
Residential real estate:
Commercial	295	219	514	608,896	609,410
Mortgage	9,831	6,450	16,281	1,223,580	1,239,861
HELOC	788	611	1,399	172,950	174,349
Installment	52	—	52	5,852	5,904
Consumer
Consumer	8,974	1,183	10,157	1,933,712	1,943,869
Check loans	5	—	5	2,062	2,067
Leases	—	—	—	24,029	24,029
Total loans	$22,686	$22,162	$44,848	$7,431,373	$7,476,221
(1) Includes an aggregate of $859,000 of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $39.0 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at December 31, 2024 and December 31, 2023 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2024 and December 31, 2023 are detailed in the tables below. Also included in the tables detailing balances at December 31, 2024 and December 31, 2023 are gross charge offs for the years ended December 31, 2024 and December 31, 2023.

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$239,260	$150,007	$97,761	$80,409	$66,032	$53,327	$506,998	$1,193,794
Special Mention	2,709	1,222	3,819	314	818	1,467	37,447	47,796
Substandard	1,574	633	264	1,879	817	5,232	12,417	22,816
Doubtful	371	944	256	104	336	—	846	2,857
Total	$243,914	$152,806	$102,100	$82,706	$68,003	$60,026	$557,708	$1,267,263

Current period gross charge-offs	$—	$104	$143	$20	$1,317	$2,872	$50	$4,506

Commercial, financial and agricultural: PPP
Risk rating
Pass	$—	$—	$—	$547	$300	$—	$—	$847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$547	$300	$—	$—	$847

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (1)
Risk rating
Pass	$329,203	$252,923	$289,622	$296,745	$276,181	$459,856	$30,203	$1,934,733
Special Mention	3,054	2,779	11,978	4,071	5,728	7,416	1,165	36,191
Substandard	2,083	1,477	3,037	3,310	2,223	7,850	2,985	22,965
Doubtful	—	—	443	—	—	—	—	443
Total	$334,340	$257,179	$305,080	$304,126	$284,132	$475,122	$34,353	$1,994,332

Current period gross charge-offs	$—	$99	$—	$—	$—	$—	$—	$99

Construction real estate: Commercial
Risk rating
Pass	$158,403	$83,233	$32,035	$2,623	$3,014	$2,783	$22,896	$304,987
Special Mention	5,084	—	374	—	—	—	88	5,546
Substandard	8	581	—	—	—	—	—	589
Doubtful	—	—	—	—	—	—	—	—
Total	$163,495	$83,814	$32,409	$2,623	$3,014	$2,783	$22,984	$311,122

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Commercial
Risk rating
Pass	$120,873	$111,577	$88,292	$92,240	$102,999	$93,918	$20,455	$630,354
Special Mention	1,403	540	661	437	831	941	3,165	7,978
Substandard	351	91	2,790	324	1,262	1,123	145	6,086
Doubtful	—	—	—	—	—	—	—	—
Total	$122,627	$112,208	$91,743	$93,001	$105,092	$95,982	$23,765	$644,418

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$17,537	$5,868	$3,557	$1,243	$967	$315	$—	$29,487
Special Mention	—	46	251	—	28	—	—	325
Substandard	17	—	—	—	—	—	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$17,554	$5,914	$3,808	$1,243	$995	$315	$—	$29,829

Current period gross charge-offs	$8	$—	$—	$—	$—	$—	$—	$8

Total Commercial Loans
Risk rating
Pass	$865,276	$603,608	$511,267	$473,807	$449,493	$610,199	$580,552	$4,094,202
Special Mention	12,250	4,587	17,083	4,822	7,405	9,824	41,865	97,836
Substandard	4,033	2,782	6,091	5,513	4,302	14,205	15,547	52,473
Doubtful	371	944	699	104	336	—	846	3,300
Total	$881,930	$611,921	$535,140	$484,246	$461,536	$634,228	$638,810	$4,247,811

Current period gross charge-offs	$8	$203	$143	$20	$1,317	$2,872	$50	$4,613
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

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge-offs for the years ended December 31, 2024 and December 31, 2023. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,475	$—	$—	$—	$—	$—	$—	$1,475
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,475	$—	$—	$—	$—	$—	$—	$1,475

Current period gross charge-offs	$937	$—	$—	$—	$—	$—	$—	$937

Construction Real Estate: Retail
Performing	$51,109	$26,237	$8,517	$6,233	$3,571	$5,306	$460	$101,433
Nonperforming	—	—	—	—	22	—	—	22
Total	$51,109	$26,237	$8,517	$6,233	$3,593	$5,306	$460	$101,455

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$194,883	$236,260	$250,132	$192,193	$157,438	$303,356	$—	$1,334,262
Nonperforming	536	721	1,324	729	1,508	7,463	—	12,281
Total	$195,419	$236,981	$251,456	$192,922	$158,946	$310,819	$—	$1,346,543

Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: HELOC
Performing	$13	$153	$577	$333	$56	$1,048	$200,346	$202,526
Nonperforming	—	39	14	56	—	610	214	933
Total	$13	$192	$591	$389	$56	$1,658	$200,560	$203,459

Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$1,198	$1,704	$133	$—	$—	$2,947	$—	$5,982
Nonperforming	—	—	—	—	2	29	—	31
Total	$1,198	$1,704	$133	$—	$2	$2,976	$—	$6,013

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$607,783	$454,403	$427,982	$204,806	$126,075	$76,707	$7,248	$1,905,004
Nonperforming	337	1,035	928	452	310	404	3	3,469
Total	$608,120	$455,438	$428,910	$205,258	$126,385	$77,111	$7,251	$1,908,473

Current period gross charge-offs	$683	$3,532	$4,596	$2,328	$809	$743	$2	$12,693

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,899	$1,899

Current period gross charge-offs	—	—	—	—	—	—	60	60

Total Consumer Loans
Performing	$856,461	$718,757	$687,341	$403,565	$287,140	$389,364	$209,953	$3,552,581
Nonperforming	873	1,795	2,266	1,237	1,842	8,506	217	16,736
Total	$857,334	$720,552	$689,607	$404,802	$288,982	$397,870	$210,170	$3,569,317

Current period gross charge-offs	$1,620	$3,532	$4,596	$2,328	$809	$774	$62	$13,721

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,499	$—	$—	$—	$—	$—	$—	$1,499
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,499	$—	$—	$—	$—	$—	$—	$1,499

Current period gross charge-offs	$1,064	$—	$—	$—	$—	$—	$—	$1,064

Construction Real Estate: Retail
Performing	$52,904	$24,219	$7,709	$4,251	$3,604	$2,891	$269	$95,847
Nonperforming	—	—	—	26	—	—	—	26
Total	$52,904	$24,219	$7,709	$4,277	$3,604	$2,891	$269	$95,873

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Mortgage
Performing	$209,315	$259,076	$218,417	$177,518	$80,627	$282,916	$—	$1,227,869
Nonperforming	197	1,144	1,172	406	581	8,492	—	11,992
Total	$209,512	$260,220	$219,589	$177,924	$81,208	$291,408	$—	$1,239,861

Current period gross charge-offs	$—	$—	$—	$—	$—	$35	$—	$35

Residential Real Estate: HELOC
Performing	$99	$205	$379	$98	$221	$1,838	$170,694	$173,534
Nonperforming	—	—	—	—	32	603	180	815
Total	$99	$205	$379	$98	$253	$2,441	$170,874	$174,349

Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$2,225	$162	$—	$3	$144	$3,354	$—	$5,888
Nonperforming	—	—	—	—	—	16	—	16
Total	$2,225	$162	$—	$3	$144	$3,370	$—	$5,904

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$627,985	$613,019	$319,161	$214,714	$81,446	$65,955	$18,605	$1,940,885
Nonperforming	395	891	654	435	216	389	4	2,984
Total	$628,380	$613,910	$319,815	$215,149	$81,662	$66,344	$18,609	$1,943,869

Current period gross charge-offs	$560	$3,517	$2,371	$763	$545	$480	$6	$8,242

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$2,067	$2,067
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,067	$2,067

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$51	$51

Total Consumer Loans
Performing	$894,027	$896,681	$545,666	$396,584	$166,042	$356,954	$191,635	$3,447,589
Nonperforming	592	2,035	1,826	867	829	9,500	184	15,833
Total	$894,619	$898,716	$547,492	$397,451	$166,871	$366,454	$191,819	$3,463,422

Current period gross charge-offs	$1,624	$3,517	$2,371	$763	$545	$524	$57	$9,401

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At each of December 31, 2024 and December 31, 2023, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at December 31, 2024 and December 31, 2023 was $2.2 million and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $551,000 and $534,000 at December 31, 2024 and December 31, 2023, respectively.

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

The following tables present the amortized cost basis of loans at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023 by class of and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year ended December 31, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$19,008	$765	$—	$—	$19,827	1.56%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	160	6,508	718	533	—	7,919	0.40%
Construction real estate:
Commercial	—	—	8	—	—	—	8	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	136	12	639	—	787	0.12%
Mortgage	—	—	574	84	82	—	740	0.05%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	232	—	92	—	324	5.39%
Consumer:
Consumer	—	—	—	14	—	—	14	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$214	$26,466	$1,593	$1,346	$—	$29,619	0.38%

	Year ended December 31, 2023
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$11,866	$371	$363	$9	$12,609	0.98%
PPP loans	—	—	—	—	—	—	—	—%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	2,458	—	—	—	2,458	0.13%
Construction real estate:
Commercial	—	—	831	—	—	—	831	0.40%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	10	—	144	—	154	0.03%
Mortgage	—	—	—	—	428	—	428	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	448	—	299	—	747	12.65%
Consumer:
Consumer	—	—	—	32	—	—	32	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$15,613	$403	$1,234	$9	$17,259	0.23%

Park has committed to lend additional amounts totaling $7.7 million to the borrowers included in the previous table as of December 31, 2024.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023:

	Year ended December 31, 2024
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	(2.00)%	0.8	0.4
PPP loans	—%	0.0	0.0
Overdrafts	—%	0.0	0.0
Commercial real estate	(1.80)%	3.9	0.4
Construction real estate:
Commercial	—%	0.4	0.0
Retail	—%	0.0	0.0
Residential real estate:
Commercial	(0.77)%	3.1	0.0
Mortgage	(2.30)%	3.3	0.0
HELOC	—%	0.0	0.0
Installment	(1.28)%	9.1	0.0
Consumer:
Consumer	(4.09)%	0.0	0.0
Check loans	—%	0.0	0.0
Leases	—%	0.0	0.0
Total	(1.65)%	1.8	0.4

	Year ended December 31, 2023
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	(1.64)%	0.8
PPP loans	—%	0.0
Overdrafts	—%	0.0
Commercial real estate	—%	4.1
Construction real estate:
Commercial	—%	1.6
Retail	—%	0.0
Residential real estate:
Commercial	(2.75)%	1.4
Mortgage	(2.34)%	0.5
HELOC	—%	0.0
Installment	(1.00)%	12.1
Consumer:
Consumer	(2.52)%	0.0
Check loans	—%	0.0
Leases	—%	0.0
Total	(1.82)%	1.8

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months for the years ended December 31, 2024 and 2023:

Year ended December 31, 2024
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial, financial and agricultural:
Commercial, financial and agricultural	$115	$—	$4,611	$4,726
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:				—
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:				—
Commercial	—	—	—	—
Mortgage	71	—	84	155
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:				—
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$186	$—	$4,695	$4,881

Year ended December 31, 2023
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	219	—	—	219
Construction real estate:				—
Commercial	—	205	—	205
Retail	—	—	—	—
Residential real estate:				—
Commercial	—	—	—	—
Mortgage	—	—	—	—
HELOC	—	—	—	—
Installment	20	—	—	20
Consumer:				—
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$239	$205	$—	$444

The following tables present the amortized cost basis of loans that had a payment default during the years ended December 31, 2024 and 2023 and were modified in the year prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Year ended December 31, 2024
(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Commercial, financial and agricultural:
Commercial, financial and agricultural	$54	$6,756	$115	$—
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	47	84	71
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$54	$6,803	$199	$71

	Year ended December 31, 2023
(In thousands)	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—	$9
PPP loans	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate	219	—	—	—
Construction real estate:		—	—	—
Commercial	205	—	—	—
Retail	—	—	—	—
Residential real estate:		—	—	—
Commercial	—	—	144	—
Mortgage	—	—	133	—
HELOC	—	—	—	—
Installment	20	—	—	—
Consumer:		—	—	—
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$444	$—	$277	$9

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amounts.

Related Party Loans
Certain of the Corporation’s executive officers, directors and related entities of directors are loan customers of PNB. As of December 31, 2024 and 2023, credit exposure aggregating approximately $29.2 million and $34.7 million, respectively, was outstanding to such parties. Of this total exposure, approximately $25.1 million and $28.0 million was outstanding at December 31, 2024 and 2023, respectively, with the remaining balance representing available credit. During 2024, there were no new loans and advances on existing loans made to these executive officers, directors and related entities of directors totaled $783,000. These extensions of credit were offset by aggregate principal payments of $3.7 million. During 2023, new loans and advances on existing loans were $0.4 million and $3.8 million, respectively. These extensions of credit were offset by aggregate principal payments of $4.6 million.

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

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park updated the LDA in the fourth quarter of 2024. During the COVID pandemic, macroeconomic indicators showed significant deterioration, however, Park, along with most financial institutions, observed little to no meaningful increase in default activity. This can be attributed to external intervention in the form of deferral programs and government stimulus which is unlikely to reoccur in future downturns. For these reasons, management has excluded data from 2020-2022 in the LDA by using indicator variables during this time period.
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
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a three-year average. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2024.
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
◦As of December 31, 2024, the "most likely" scenario forecasted Ohio unemployment between 4.48% and 4.60% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2024, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing improvement and stabilization, volatile levels of consumer confidence, higher unemployment rates, the impact of elevated inflation for several years with no immediate indications of sustained decline, the interest rate environment, financial system stress, and geopolitical conflict (including the conflicts between Russia and Ukraine and between Israel and Hamas) and stress in the commercial real estate sector, continued to cause uncertainty as to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2024. Changes in forecasts, updates to the LDA model and prepayment and curtailment assumptions, as well as changes in the loan mix, resulted in a five basis point increase in the weighted quantitative allowance from December 31, 2023.

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

Qualitative adjustments amounted to $1.2 million and $417,000 at December 31, 2024 and December 31, 2023, respectively. Qualitative adjustments at December 31, 2024 included a $757,000 reserve related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area. Management will continue to evaluate potential losses as a result of Hurricane Helene as additional information becomes available.

ACL Activity
The activity in the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022 is summarized in the following tables.

	Year ended December 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	5,443	99	—	31	12,753	8	18,334
Recoveries	(438)	(825)	(1,067)	(366)	(5,315)	(1)	(8,012)
Net charge-offs (recoveries)	5,005	(726)	(1,067)	(335)	7,438	7	10,322
Provision for credit losses	2,192	2,471	831	3,202	5,806	41	14,543
Ending balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966

	Year ended December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
Impact of adopting ASU 2022-02	222	181	—	(20)	—	—	383
Charge-offs	1,226	754	546	44	8,293	—	10,863
Recoveries	(292)	(240)	(548)	(482)	(4,379)	(1)	(5,942)
Net charge-offs (recoveries)	934	514	(2)	(438)	3,914	(1)	4,921
(Recovery of) provision for credit losses	(779)	(1,122)	(325)	1,569	3,606	(45)	2,904
Ending balance	15,496	16,374	5,227	18,818	27,713	117	83,745

	Year ended December 31, 2022
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$14,025	$25,466	$5,758	$11,424	$26,286	$238	$83,197
Charge-offs	2,056	1,578	33	81	5,343	42	9,133
Recoveries	(826)	(627)	(1,343)	(164)	(3,767)	(31)	(6,758)
Net charge-offs (recoveries)	1,230	951	(1,310)	(83)	1,576	11	2,375
Provision for (recovery of) credit losses	4,192	(6,686)	(1,518)	5,324	3,311	(66)	4,557
Ending balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at December 31, 2024 and December 31, 2023, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans which are individually evaluated for impairment in accordance with U.S. GAAP. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are individually evaluated. (See Note 1-Significant Accounting Policies).

The composition of the ACL at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$1,259	$—	$—	$40	$—	$—	$1,299
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	11,424	19,571	7,125	22,315	26,081	151	86,667
Accruing acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966

Loan balance:
Individually evaluated for impairment - nonaccrual	$24,194	$23,230	$8	$5,700	$—	$17	$53,149
Individually evaluated for impairment - accrual	15,290	—	—	—	—	—	15,290
Loans collectively evaluated for impairment	1,230,101	1,969,785	411,988	2,194,457	1,910,372	29,812	7,746,515
Accruing loans acquired with deteriorated credit quality	—	1,317	581	276	—	—	2,174
Total ending loan balance	$1,269,585	$1,994,332	$412,577	$2,200,433	$1,910,372	$29,829	$7,817,128

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	5.20%	—%	—%	0.70%	—%	—%	2.44%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.93%	0.99%	1.73%	1.02%	1.37%	0.51%	1.12%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.00%	0.98%	1.73%	1.02%	1.37%	0.51%	1.13%

	December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$4,980	$3	$—	$—	$—	$—	$4,983
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	10,516	16,371	5,227	18,818	27,713	117	78,762
Accruing acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745

Loan balance:
Individually evaluated for impairment - nonaccrual	$21,228	$20,740	$504	$2,670	$—	$73	$45,215
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Loans collectively evaluated for impairment	1,274,390	1,853,383	303,969	2,026,537	1,945,936	23,956	7,428,171
Accruing loans acquired with deteriorated credit quality	22	1,870	626	317	—	—	2,835
Total ending loan balance	$1,295,640	$1,875,993	$305,099	$2,029,524	$1,945,936	$24,029	$7,476,221

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	23.46%	0.01%	—%	—%	—%	—%	11.02%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.83%	0.88%	1.72%	0.93%	1.42%	0.49%	1.06%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.20%	0.87%	1.71%	0.93%	1.42%	0.49%	1.12%

7. Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $5.6 million and $3.2 million at December 31, 2024 and 2023, respectively. These amounts are included in "Loans" on the Consolidated Balance Sheets and in the residential real estate loan segments in Note 5 - Loans and Note 6 - Allowance for Credit Losses. The contractual balance was $5.5 million and $3.2 million at December 31, 2024 and 2023, respectively. The gain expected upon sale was $72,000 and $53,000 at December 31, 2024 and 2023, respectively. None of these loans were 90 days or more past due or on nonaccrual status at December 31, 2024 or 2023.

During 2022, Park transferred certain commercial loans held for investment, previously nonperforming, with an amortized cost of $6.3 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, recording a charge-off in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loans were moved to the held for sale portfolio. The sale of $3.9 million in loans held for sale was subsequently completed and Park recognized a gain on sale of $495,000 which is recorded within "Miscellaneous income" on the Consolidated Statements of Income. The remaining $2.4 million in loans held for sale were transferred back to loans held for investment at the lower of cost or fair value. No non-performing loans were held for sale or sold during 2024 or 2023.

8. Goodwill and Other Intangible Assets
The following table shows the activity in goodwill and other intangible assets for the years ended December 31, 2024, 2023 and 2022.

(In thousands)	Goodwill	Other Intangible Assets	Total
January 1, 2022	$159,595	$7,462	$167,057
Amortization	—	1,487	1,487
December 31, 2022	$159,595	$5,975	$165,570
Amortization	—	1,323	1,323
December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	1,215	1,215
December 31, 2024	$159,595	$3,437	$163,032

Goodwill

Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value. Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. At April 1, 2024, the Company's reporting unit, PNB, had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of December 31, 2024 and 2023.

	2024		2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$14,456	$11,019	$14,456	$9,804

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. Amortization expense for the core deposit intangibles was $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following is a schedule of estimated core deposit intangibles amortization expense for each of the next five years:

(In thousands)	Total
2025	$1,042
2026	887
2027	754
2028	618
2029	136

9. Premises and Equipment
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2024	2023
Land	$19,773	$22,176
Buildings	97,578	98,472
Equipment, furniture and fixtures	78,865	79,662
Leasehold improvements	6,701	5,684
Software	32,338	29,518
Total	$235,255	$235,512
Less accumulated depreciation	(165,733)	(161,301)
Premises and equipment, net	$69,522	$74,211

Depreciation expense amounted to $12.2 million, $14.0 million and $13.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Park records operating lease assets where Park acts as the lessor within "Other assets" on the Consolidated Balance Sheets. Equipment subject to lease agreements at December 31, 2024 and 2023 is summarized below:

December 31 (In thousands)	2024	2023
Equipment	$4,277	$4,691
Less accumulated depreciation	(2,610)	(2,385)
Leased assets, net	$1,667	$2,306

Depreciation expense on operating lease assets of $726,000, $693,000, and $1.1 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of December 31, 2024 and 2023.

(In thousands)	December 31, 2024	December 31, 2023
Affordable housing tax credit investments	$66,077	$62,703
Unfunded commitments	29,677	28,768

Commitments are funded when capital calls are made by the general partner of a limited partnership. Park expects that the commitments as of December 31, 2024 will be funded between 2025 and 2039.

During the years ended December 31, 2024, 2023 and 2022, Park recognized amortization expense of $8.1 million, $8.3 million and $7.7 million, respectively, which was included within the provision for income taxes on the Consolidated Statements of Income and within investment in qualified affordable housing tax credits amortization on the Consolidated Statements of Cash Flows. For the years ended December 31, 2024, 2023 and 2022, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $10.0 million, $9.8 million and $9.3 million, respectively.

11. Foreclosed and Repossessed Assets
Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amount of foreclosed real estate properties held at December 31, 2024 and December 31, 2023 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(In thousands)	December 31, 2024	December 31, 2023
OREO:
Commercial real estate	$938	$983
Total OREO	$938	$983

Loans in process of foreclosure:
Residential real estate	$2,225	$1,957

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less costs to sell, when acquired.

During the years ended December 31, 2023 and 2022, Park recognized $46,000 and $12.0 million, respectively, in OREO valuation markups related to the foreclosure and subsequent sale of properties collateralizing former Vision Bank relationships. This income is included in "OREO valuation markup" on the Consolidated Statements of Income. There was no OREO valuation markup related to former Vision Bank relationships during the year ended December 31, 2024.

During the years ended December 31, 2024 and 2022, Park recognized $115,000 and $5.6 million, respectively, in net gains on the sale of OREO related to former Vision Bank relationships. This income is included in "Gain (loss) on the sale of OREO, net" on the Consolidated Statements of Income. There was no gain or loss on the sale of OREO related to former Vision Bank relationships during the years ended December 31, 2023.

In addition to real estate, Park may also repossess different types of collateral. As of December 31, 2024 and December 31, 2023, Park had $1.2 million and $1.1 million in other repossessed assets which are included in "Other assets" on the Consolidated Balance Sheets.

12. Loan Servicing
Park serviced sold mortgage loans of $1,858 million at December 31, 2024, compared to $1,934 million at December 31, 2023 and $2,051 million at December 31, 2022. At December 31, 2024, $2.5 million of the sold mortgage loans were sold with recourse compared to $2.9 million at December 31, 2023 and $3.2 million at December 31, 2022. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. As of December 31, 2024 and 2023, management had established reserves of $50,000 and $54,000, respectively, to account for future loan repurchases. Custodial escrow balances maintained in connection with serviced sold mortgage loans were $19.7 million and $19.2 million at December 31, 2024 and 2023, respectively.

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

Activity for MSRs and the related valuation allowance follows:

December 31 (In thousands)	2024	2023	2022
MSRs:
Carrying amount, net, beginning of year	$14,656	$15,792	$15,264
Additions	963	535	1,455
Amortization	(1,776)	(1,759)	(2,313)
Change in valuation allowance	75	88	1,386
Carrying amount, net, end of year	$13,918	$14,656	$15,792
Valuation allowance:
Beginning of year	$94	$182	$1,568
Change in valuation allowance	(75)	(88)	(1,386)
End of year	$19	$94	$182

The fair value of MSRs was $16.5 million and $16.7 million at December 31, 2024 and 2023, respectively. The fair value of MSRs at December 31, 2024 was established using a discount rate of 12.5% and constant prepayment speeds ranging from 5.76% to 29.76%. The fair value of MSRs at December 31, 2023 was established using a discount rate of 12% and constant prepayment speeds ranging from 6.12% to 27.50%.

Servicing fees included in "Other service income" were $4.9 million, $5.2 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at December 31, 2024 were $15.7 million and $16.5 million, respectively. At December 31, 2023, the carrying amounts of Park's ROU assets and lease liability were $15.7 million and $16.6 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Statements of Income.

Other information related to operating leases for the years ended December 31, 2024, 2023 and 2022 follows:

(In thousands)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Lease cost
Operating lease cost	$2,511	$2,874	$3,073
Sublease income	(10)	(273)	(252)
Total lease cost	$2,501	$2,601	$2,821

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,530	$3,630	$3,116
ROU assets obtained in exchange for new operating lease liabilities	$2,718	$545	$7,867
Reductions to ROU assets resulting from reductions to lease obligations	$(1,970)	$(3,062)	$(2,812)

Park's operating leases had a weighted average remaining term of 9.8 years and 10.1 years at December 31, 2024 and 2023, respectively. The weighted average discount rate of Park's operating leases was 3.8% and 3.5% at December 31, 2024 and 2023, respectively.

Undiscounted cash flows included in lease liabilities at December 31, 2024 have expected contractual payments as follows:

(In thousands)	December 31, 2024
2025 (1)	$1,882
2026	2,422
2027	2,325
2028	2,278
2029	2,281
Thereafter	9,334
Total undiscounted minimum lease payments	$20,522
Less: imputed interest	(4,017)
Total lease liabilities	$16,505
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures.

14. Deposits
At December 31, 2024 and 2023, non-interest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2024	2023
Non-interest bearing	$2,612,708	$2,628,234
Interest bearing	5,530,818	5,414,332
Total	$8,143,526	$8,042,566

The table below details the maturities of time deposits at December 31, 2024. Time deposits below include $176.5 million of brokered and BID CD deposits.

(In thousands)
2025	$776,464
2026	90,965
2027	20,700
2028	11,689
2029	11,955
After 5 years	10
Total	$911,783

At December 31, 2024 and 2023, respectively, Park had approximately $22.0 million and $13.7 million of deposits received from Park's executive officers, Park directors and related entities of Park directors.

Time deposits that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2024 and 2023 were $255.3 million and $132.8 million, respectively. Time deposits that met or exceeded the FDIC insurance limit of $250,000 included $76.5 million and $15.0 million of BID CD deposits at December 31, 2024 and 2023, respectively.

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

At December 31, 2024 and December 31, 2023, Park's repurchase agreement borrowings totaled $90.4 million and $108.2 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $124.1 million and $180.8 million at December 31, 2024 and December 31, 2023, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of December 31, 2024 and December 31, 2023, Park had $440.2 million and $847.5 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreement borrowings by remaining contractual maturity and collateral pledged at December 31, 2024 and December 31, 2023:

	December 31, 2024
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$90,432	$—	$—	$—	$90,432

	December 31, 2023
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$108,182	$—	$—	$—	$108,182

See Note 16 - Short-Term Borrowings for additional information related to repurchase agreements.

16. Short-Term Borrowings
Short-term borrowings were as follows:

December 31 (In thousands)	2024	2023
Securities sold under agreements to repurchase	$90,432	$108,182
FHLB advances	—	220,000
Total short-term borrowings	$90,432	$328,182

The outstanding balances for all short-term borrowings as of December 31, 2024 and 2023 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

(In thousands)	Repurchase agreements	FHLB Advances
2024
Ending balance	$90,432	$—
Highest month-end balance	108,858	185,000
Average daily balance	95,803	24,794
Weighted-average interest rate:
As of year-end	1.49%	—%
Paid during the year	1.83%	5.58%
2023
Ending balance	$108,182	$220,000
Highest month-end balance	218,126	247,000
Average daily balance	146,388	36,634
Weighted-average interest rate:
As of year-end	1.88%	5.44%
Paid during the year	1.76%	5.83%

During 2023 and 2024, outstanding FHLB advances were collateralized by investment securities owned by PNB and by various loans pledged under a blanket agreement by PNB. At December 31, 2024 and December 31, 2023, $3.9 million and $5.2 million, respectively, of investment securities were pledged as collateral for FHLB advances. At December 31, 2024 and December 31, 2023, $2,112 million and $1,959 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB. See Note 15 - Repurchase Agreement Borrowings for information related to investment securities collateralizing repurchase agreements.

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

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). The Subordinated Notes initially bear a fixed interest rate of 4.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Commencing on September 1, 2025, the Subordinated Notes will bear interest at a floating rate per annum equal to the Benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 439 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears; provided, however, that if the Benchmark rate is less than zero, then the Benchmark rate will be deemed to be zero. The Company may, at its option, beginning with the interest payment date of September 1, 2025 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, subject to obtaining the prior approval of the holders of the Company’s senior indebtedness and of the Federal Reserve Board, if required, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the date of redemption. The issuance costs of the Subordinated Notes totaled $2.4 million, which amount is being amortized through the Subordinated Note call date. At December 31, 2024 and 2023, the Subordinated Notes, net of unamortized issuance costs, totaled $174.7 million and $174.1 million, and qualify as Tier 2 capital for Park under the Federal Reserve Board capital adequacy rules.

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

Borrowing Derivatives: At each of December 31, 2024 and 2023, Park had no borrowing derivatives.

Loan Derivatives: In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $15.4 million and $18.2 million at December 31, 2024 and December 31, 2023, respectively.

All of the Company's interest rate swaps were determined to be fully effective during the years ended December 31, 2024 and 2023. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income (loss)". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. During the year ended December 31, 2022, Park recognized expense of $66,000, or $52,000, net of taxes, as the result of the early termination of a borrowing interest rate swap. No expense related to early termination was recognized during the years ended December 31, 2024 and 2023. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the swaps.

Summary information about Park's interest rate swaps as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$15,445	$18,199
Weighted average pay rates	4.504%	4.517%
Weighted average receive rates	4.504%	4.517%
Weighted average maturity (years)	5.4	6.5
Unrealized losses	$—	$—

Park recognized a gain of $154,000, net of income taxes, related to borrowing swaps that was recorded in "Other comprehensive income (loss)" on the Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2022. No gain or loss related to borrowing swaps was recorded during the years ended December 31, 2024 and 2023.

The following table reflects the interest rate swaps included in the Consolidated Balance Sheets as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	15,445	1,009	18,199	1,069
Total included in "Other assets"	$15,445	$1,009	$18,199	$1,069

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$15,445	$(1,009)	$18,199	$(1,069)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$15,445	$(1,009)	$18,199	$(1,069)

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

At December 31, 2024 and December 31, 2023, Park had $4.2 million and $4.0 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $85,000 and $87,000 at December 31, 2024 and December 31, 2023, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At December 31, 2024 and 2023, the fair value of the swap liability of $103,000 and $123,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

19. Share-Based Compensation
The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2024, 225,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-

Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2024, 45,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During 2024, 2023 and 2022, Park granted 7,342, 13,054 and 9,789 common shares, respectively, to directors of Park and to directors of PNB (and its divisions) under the 2017 Non-Employee Directors LTIP. The common shares granted to directors were not subject to a vesting period and resulted in expense of $1.2 million, $1.2 million, and $1.3 million in 2024, 2023, and 2022, respectively, which is included in "Professional fees and services" on the Consolidated Statements of Income.

During 2024, 2023 and 2022, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 59,165, 54,698 and 52,335 common shares, respectively, to certain employees of Park and its subsidiaries. As of December 31, 2024, Park reported 186,020 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and will also be subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the years ended December 31, 2024 and 2023 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	199,650	$108.97
Granted	54,698	140.53
Vested	(62,815)	94.09
Forfeited	(4,597)	130.20
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at December 31, 2023	186,936	$122.68
Granted	59,165	$131.30
Vested	(58,056)	103.70
Forfeited	(2,025)	135.55
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at December 31, 2024 (2)	186,020	$131.20
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of December 31, 2024, an aggregate of 184,186 PBRSUs are expected to vest.

A summary of awards that vested during the twelve months ended December 31, 2024 and 2023 follows:

	Twelve Months Ended December 31,
	2024	2023
PBRSUs and TBRSUs vested	58,056	62,815
Common shares withheld to satisfy employee income tax withholding obligations	22,895	23,973
Net common shares issued	35,161	38,842

Share-based compensation expense of $6.4 million, $6.8 million and $5.9 million was recognized for the years ended December 31, 2024, 2023 and 2022, respectively, related to PBRSU and TBRSU awards to employees. The following table details expected additional share-based compensation expense related to PBRSUs outstanding at December 31, 2024:

(In thousands)
2025	$4,978
2026	3,284
2027	1,376
2028	222
Total	$9,860

20. Benefit Plans
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of Park National Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There was no pension contribution in 2024 or 2023 and no contribution is expected to be made in 2025.

Using accrual measurement dates of December 31, 2024 and 2023, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2024	2023
Change in fair value of plan assets
Fair value at beginning of measurement period	$232,894	$209,138
Actual return on plan assets	31,116	34,764
Benefits paid	(38,239)	(11,008)
Fair value at end of measurement period	$225,771	$232,894

Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$139,217	$127,394
Service cost	6,916	6,236
Interest cost	6,443	6,523
Actuarial (gain) loss	(9,804)	10,072
Benefits paid	(38,239)	(11,008)
Projected benefit obligation at the end of measurement period	$104,533	$139,217

Funded status at end of year (fair value of plan assets less benefit obligation)	$121,238	$93,677

The decrease in the projected benefit obligation ("PBO") from $139.2 million as of December 31, 2023 to $104.5 million as of December 31, 2024, was the result of an increase in benefits paid, an increase in the discount rate from 5.14% to 5.89% and assumption updates for a change in the mortality table for lump sum distributions, reflecting updates for the 2024 assumption study, partially offset by demographic losses and an increase in the interest credit rate.

The asset allocation for the Pension Plan as of each measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset category	Target Allocation	2024	2023
Equity securities	50% - 100%	61%	85%
Fixed income and cash equivalents	remaining balance	39%	15%
Total		100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets used to measure the benefit obligation was 6.92% at both December 31, 2024 and December 31, 2023. This return was estimated based on historical returns, current trends in the plan assets as well as projected future rates of returns on those assets.

The accumulated benefit obligation for the Pension Plan was $82.1 million and $113.4 million at December 31, 2024 and 2023, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2024 and 2023, the fair value of the 115,800 common shares held by the Pension Plan was $19.9 million, or $171.43 per share and $15.4 million, or $132.86 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Discount rate	5.89%	5.14%	5.32%
Rate of compensation increase
Under age 25 (under age 30 for 2022)	7.50%	7.50%	8.25%
Ages 25-29 (ages 30-39 for 2022)	7.00%	7.00%	6.00%
Ages 30-34 (ages 40-49 for 2022)	6.75%	6.75%	5.00%
Ages 35-39 (ages 50-54 for 2022)	6.00%	6.00%	4.25%
Ages 40-44 (ages 55-59 for 2022)	5.25%	5.25%	3.75%
Ages 45-54 (ages 60-64 for 2022)	4.75%	4.75%	3.50%
Ages 55-69 (ages 65 and over for 2022)	3.75%	3.75%	3.25%
Ages 70 and over (for 2023 and 2024)	3.00%	3.00%	N/A
Interest crediting rate	4.64%	3.89%	4.07%

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below (in thousands):

2025	$8,469
2026	8,450
2027	8,283
2028	8,239
2029	8,816
2030-2034	43,780
Total	$86,037

The following table shows ending balances of accumulated other comprehensive income at December 31, 2024 and 2023.

(In thousands)	2024	2023
Prior service cost	$(340)	$(388)
Net actuarial gain	21,547	2,529
Total	21,207	2,141
Deferred tax liability	(4,453)	(449)
Accumulated other comprehensive income	$16,754	$1,692

Using actuarial measurement dates of December 31 for 2024, 2023 and 2022, components of net periodic benefit income and other amounts recognized in other comprehensive income (loss) were as follows:

(In thousands)	2024	2023	2022	Affected Line Item in the Consolidated Statements of Income
Components of net periodic benefit income and other amounts recognized in other comprehensive income (loss)
Service cost	$(6,916)	$(6,236)	$(9,749)	Employee benefits
Interest cost	(6,443)	(6,523)	(5,705)	Other components of net periodic benefit income
Expected return on plan assets	15,754	14,143	17,798	Other components of net periodic benefit income
Recognized prior service cost	(48)	(48)	15	Other components of net periodic benefit income
Settlement income	6,148	—	—	Pension settlement gain
Net periodic benefit income	$8,495	$1,336	$2,359

Net actuarial gain (loss)	$25,166	$10,549	$(1,109)
Amortization of actuarial gain	(6,148)	—	—
Amortization of prior service cost (credit)	48	48	(15)
Total recognized in other comprehensive income (loss)	19,066	10,597	(1,124)
Total recognized in net benefit income and other comprehensive income (loss)	$27,561	$11,933	$1,235

During the year ended December 31, 2024, Park recognized a $6.1 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. To calculate the gain, the PBO was remeasured as of September 30, 2024 as well as December 31, 2024. In calculating the September 30, 2024 PBO, a discount rate of 5.17% was used which was a 3 basis point increase from the discount rate utilized to calculate the December 31, 2023 PBO. There were no changes from December 31, 2023 to the assumptions utilized for the long-term rate of return on plan assets, salaries increases, turnover rates or mortality. There was no pension settlement gain recognized during the year ended December 31, 2023.

The weighted average assumptions used to determine net periodic benefit income for the years ended December 31, 2024, 2023 and 2022 are listed below:

	2024	2023	2022
Discount rate	5.14%	5.32%	3.23%
Rate of compensation increase
Under age 25 (under age 30 for 2023 and 2022)	7.50%	8.25%	8.25%
Ages 25-29 (ages 30-39 for 2023 and 2022)	7.00%	6.00%	6.00%
Ages 30-34 (ages 40-49 for 2023 and 2022)	6.75%	5.00%	5.00%
Ages 35-39 (ages 50-54 for 2023 and 2022)	6.00%	4.25%	4.25%
Ages 40-44 (ages 55-59 for 2023 and 2022)	5.25%	3.75%	3.75%
Ages 45-54 (ages 60-64 for 2023 and 2022)	4.75%	3.50%	3.50%
Ages 55-69 (ages 65 and over for 2023 and 2022)	3.75%	3.25%	3.25%
Ages 70 and over (for 2024)	3.00%	N/A	N/A
Interest crediting rate	3.89%	4.07%	N/A
Expected long-term return on plan assets	6.92%	6.92%	6.92%

U.S. GAAP defines fair value as the price that would be received by Park for an asset or paid by Park to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date, using the most advantageous market for the asset or liability. The fair values of equity securities, consisting of mutual fund investments and common stock held by the Pension Plan, are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). Additionally, due to their short-term nature, the fair value of interest bearing demand deposits is determined by reference to their face value (Level 1 inputs). Interest bearing time deposits, United States treasury notes, United States Government agency obligations and corporate bonds are valued by the trustee based on yields available on comparable securities of issuers with similar credit ratings as of the end of the year (Level 2 inputs). No investments were categorized as Level 3 inputs.

The fair value of the plan assets at December 31, 2024 and December 31, 2023, by asset class, is as follows.

	Fair Value Measurements		Fair Value Measurements
	at December 31, 2024, Using		at December 31, 2023, Using
(In thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Interest-bearing account	$3,529	$3,671	$1,395	$4,758
Mutual funds	34,973	—	49,740	—
U.S. Treasury Notes	—	55,062	—	—
U.S. Government agency obligations	—	11,237	—	12,466
Corporate bonds	—	14,003	—	15,572
Common stocks	103,296	—	148,963	—
Total	$141,798	$83,973	$200,098	$32,796

Salary Deferral Plan

The Corporation has a voluntary salary deferral plan (the Corporation's Employees Stock Ownership Plan) covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $5.3 million, $5.0 million, and $4.6 million for 2024, 2023 and 2022, respectively.

Supplemental Executive Retirement Plan

The Corporation has entered into Supplemental Executive Retirement Plan Agreements (the "SERP Agreements") with certain key officers of Park National Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal income tax law. The accrued benefit cost for the SERP Agreements totaled $15.5 million and $15.2 million for 2024 and 2023, respectively, and is recorded within "Other liabilities" on the Consolidated Balance Sheet. The expense for the Corporation was as follows:

(In thousands)	2024	2023	2022	Affected Line Item in the Consolidated Statements of Income
Service cost	$1,297	$1,224	$1,091	Employee benefits
Interest cost	658	567	564	Miscellaneous expense
Total SERP expense	$1,955	$1,791	$1,655

21. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$19,144	$18,248
Allowance for unfunded credit losses	1,288	1,125
Accumulated other comprehensive loss – Unrealized losses on debt securities AFS	16,728	18,045
Deferred compensation	6,811	6,177
Net deferred loan fees	581	1,384
Nonvested equity-based compensation	3,130	3,019
Net operating loss ("NOL") carryforward	2,173	2,222
Fixed assets	1,728	1,243
Operating lease liability	3,592	3,620
Other	1,009	939
Total deferred tax assets before valuation allowance	$56,184	$56,022
Valuation allowance	(562)	—
Total deferred tax assets	$55,622	$56,022
Deferred tax liabilities:
Accumulated other comprehensive gain – Pension Plan	$4,453	$449
Deferred investment income	1,226	2,455
Pension Plan	21,776	19,962
MSRs	3,030	3,196
Partnership adjustments	1,080	1,540
Purchase accounting adjustments	791	807
Operating lease right-of-use asset	3,427	3,426
Lessor adjustments	2,287	2,308
Other	1,199	614
Total deferred tax liabilities	$39,269	$34,757
Net deferred tax asset	$16,353	$21,265

As of December 31, 2024 and 2023, Park had a net deferred tax asset balance related to federal NOL carryforwards of approximately $1.6 million and $2.0 million, respectively, which expire at various dates from 2030-2039. Park also had a net deferred tax asset balance related to state NOL carryforwards of approximately $0.6 million and $0.2 million at December 31, 2024 and 2023, respectively, which expire at various dates from 2030-2039.

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP. At December 31, 2024, management determined that it was required to establish a $0.6 million state tax valuation allowance against certain deferred tax assets generated by one of its non-bank subsidiaries since it was not more likely than not that the deferred tax assets would be fully utilized in future periods. No valuation allowance was required for the year ended December 31, 2023.

The components of the provision for federal income taxes are shown below:

December 31, (In thousands)	2024	2023	2022
Currently payable
Federal	$23,905	$18,118	$22,574
State	1,360	1,190	1,180
Amortization of qualified affordable housing projects and historic tax credits	8,449	8,265	7,743

Deferred
Federal	(517)	(708)	464
State	108	5	147

Total	$33,305	$26,870	$32,108

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Changes in rates resulting from:
Tax exempt interest income, net of disallowed interest	(1.0)%	(1.9)%	(1.6)%
Bank owned life insurance	(0.9)%	(0.7)%	(0.7)%
Investments in qualified affordable housing projects, net of tax benefits	(1.0)%	(1.0)%	(0.8)%
KSOP dividend deduction	(0.5)%	(0.6)%	(0.5)%
Other	0.4%	0.7%	0.4%
Effective Tax Rate	18.0%	17.5%	17.8%

Park National Corporation and its subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on equity. The franchise tax expense is included in "State tax expense" on Park’s Consolidated Statements of Income. Park is also subject to state income tax in various states, including North Carolina and South Carolina. State income tax expense is included in “Income taxes” on Park’s Consolidated Statements of Income. Park’s state income tax expense was $1.5 million, $1.2 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(In thousands)	2024	2023	2022
January 1 Balance	$145	$69	$339
Additions based on tax positions related to the current year	5	47	—
Additions for tax positions of prior years	—	52	25
Reductions for tax positions of prior years	(28)	—	—
Reductions due to statute of limitations	(24)	(23)	(295)
December 31 Balance	$98	$145	$69

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2024, 2023 and 2022 was $87,000, $123,000 and $62,000, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during 2024.

The expense (income) related to interest and penalties recorded on unrecognized tax benefits in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $1,500, $1,500, and $(56,000), respectively. The amount accrued for interest and penalties at December 31, 2024, 2023 and 2022 was $12,500, $11,000 and $9,500, respectively.

Park National Corporation and its subsidiaries are subject to U.S. federal income tax and income tax in various state jurisdictions. The Corporation is subject to routine audits of tax returns by the Internal Revenue Service and states in which we conduct business. No material adjustments have been made on closed federal and state tax audits. Generally, all tax years ended prior to December 31, 2021 are closed to examination by federal and state taxing authorities.

22. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) components, net of income tax, are shown in the following table for the years ended December 31, 2024, 2023 and 2022.

(in thousands)	Changes in Pension Plan assets and benefit obligations	Unrealized (losses) gains on AFS debt securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at January 1, 2024	$1,692	$(67,883)	$—	$(66,191)
Other comprehensive income before reclassifications	19,881	4,539	—	24,420
Amounts reclassified from accumulated other comprehensive loss	(4,819)	415	—	(4,404)
Net current period other comprehensive income	$15,062	$4,954	$—	$20,016
Ending balance at December 31, 2024	$16,754	$(62,929)	$—	$(46,175)

Beginning balance at January 1, 2023	$(6,680)	$(95,714)	$—	$(102,394)
Other comprehensive income before reclassifications	8,334	21,610	—	29,944
Amounts reclassified from accumulated other comprehensive loss	38	6,221	—	6,259
Net current period other comprehensive income	$8,372	$27,831	$—	$36,203
Ending balance at December 31, 2023	$1,692	$(67,883)	$—	$(66,191)

Beginning balance at January 1, 2022	$(5,792)	$21,153	$(206)	$15,155
Other comprehensive (loss) income before reclassifications	(876)	(116,867)	154	(117,589)
Amounts reclassified from accumulated other comprehensive loss	(12)	—	52	40
Net current period other comprehensive (loss) income	$(888)	$(116,867)	$206	$(117,549)
Ending balance at December 31, 2022	$(6,680)	$(95,714)	$—	$(102,394)

The following table provides information concerning amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Consolidated Statements of Income
(In thousands)	2024	2023	2022
Amortization of defined benefit pension items
Amortization of prior service cost (credit)	$48	$48	$(15)	Other components of net periodic pension benefit income
Gain recognition on partial settlement of vested benefits	(6,148)	—	—	Pension settlement gain
(Income) loss before income taxes	(6,100)	48	(15)	Income before income taxes
Income tax effect	(1,281)	10	(3)	Income taxes
Net of income tax	$(4,819)	$38	$(12)	Net income

Unrealized losses on AFS debt securities
Net loss on the sale of debt securities	$526	$7,875	$—	Loss on the sale of debt securities, net
Loss before income taxes	526	7,875	—	Income before income taxes
Income tax effect	111	1,654	—	Income taxes
Net of income tax	$415	$6,221	$—	Net income

Unrealized net holding loss on cash flow hedge
Loss due to early termination of borrowing interest rate swap	$—	$—	$66	Miscellaneous expense
Loss before income taxes	—	—	66	Income before income taxes
Income tax effect	—	—	14	Income taxes
Net of income tax	$—	$—	$52	Net income

23. Earnings Per Common Share
U.S. GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of PBRSUs and TBRSUs.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31 (In thousands, except share data)	2024	2023	2022
Numerator:
Net income	$151,420	$126,734	$148,351
Denominator:
Weighted-average common shares outstanding	16,143,708	16,163,500	16,246,009
Effect of dilutive PBRSUs and TBRSUs	101,089	86,519	119,300
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,244,797	16,250,019	16,365,309

Earnings per common share:
Basic earnings per common share	$9.38	$7.84	$9.13
Diluted earnings per common share	$9.32	$7.80	$9.06

Park awarded 59,165, 54,698 and 52,335 PBRSUs to certain employees during the years ended December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2023, Park repurchased 199,000 common shares, to fund the PBRSUs, TBRSUs and common shares awarded to directors of Park and to directors of PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. There were no common shares repurchased during the years ended December 31, 2024 or December 31, 2022.

24. Dividend Restrictions
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2024, approximately $133.8 million of the total shareholders’ equity of PNB was available for the payment of dividends to Park National Corporation, without approval by the applicable regulatory authorities.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (In thousands)	2024	2023
Loan commitments	$1,525,435	$1,527,577
Standby letters of credit	33,545	31,261

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

26. Fair Value
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that Park uses to measure fair value are as follows:

•Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that Park has the ability to access as of the measurement date.
•Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following tables present assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$249	$—	$249
Obligations of states and political subdivisions	—	186,883	—	186,883
U.S. Government sponsored entities’ asset-backed securities	—	518,576	—	518,576
Collateralized loan obligations	—	271,833	—	271,833
Corporate debt securities	—	12,419	6,664	19,083
Equity securities	10,885	—	603	11,488
Mortgage loans held for sale	—	5,550	—	5,550
Mortgage IRLCs	—	85	—	85
Loan interest rate swaps	—	1,009	—	1,009

Liabilities
Fair value swap	$—	$—	$103	$103
Loan interest rate swaps	—	1,009	—	1,009

Fair Value Measurements at December 31, 2023 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$241,184	$—	$241,184
U.S. Government sponsored entities’ asset-backed securities	—	635,475	—	635,475
Collateralized loan obligations	—	438,286	—	438,286
Corporate debt securities	—	11,548	6,349	17,897
Equity securities	1,616	—	473	2,089
Mortgage loans held for sale	—	3,235	—	3,235
Mortgage IRLCs	—	87	—	87
Loan interest rate swaps	—	1,069	—	1,069

Liabilities
Fair value swap	$—	$—	$123	$123
Loan interest rate swaps	—	1,069	—	1,069

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2024 and 2023, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2024	$6,349	$473	$(123)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	130	(500)
Included in other comprehensive income	315	—	—
Purchases, sales, issuances and settlements, other, net	—	—	520
Balance at December 31, 2024	$6,664	$603	$(103)

Balance at January 1, 2023	$7,000	$439	$(243)
Transfers into level 3	11	—	—
Total gains / (losses)
Included in other income / other (expense)	—	34	(175)
Included in other comprehensive income	(662)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	295
Balance at December 31, 2023	$6,349	$473	$(123)

Level 3 corporate debt securities consist of a single debt security at both December 31, 2024 and 2023 which was valued using a discounted cash flow calculation. Significant unobservable inputs include the credit spread assumption which was 3.67% and 3.84% at December 31, 2024 and 2023, respectively.

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

Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans and accruing collateral dependent loans to borrowers experiencing financial difficulty.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of December 31, 2024 and 2023, there were no PCD loans carried at fair value. Additionally, there were no accruing individually evaluated collateral dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at December 31, 2024 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Nonaccrual individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,022	$1,022
Residential real estate	—	—	1,924	1,924
Total nonaccrual individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,946	$2,946

MSRs	$—	$371	$—	$371

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

Fair Value Measurements at December 31, 2023 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023
Nonaccrual individually evaluated collateral dependent loans recorded at fair value:
Commercial real estate	$—	$—	$2,315	$2,315
Residential real estate	—	—	182	182
Total nonaccrual individually evaluated collateral dependent loans recorded at fair value	$—	$—	$2,497	$2,497

MSRs	$—	$866	$—	$866

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

The tables below provide additional detail on those nonaccrual individually evaluated loans which are recorded at fair value as well as the remaining nonaccrual individually evaluated loan portfolio not included above. The remaining nonaccrual individually evaluated loans consist of 1) loans which are not collateral dependent, 2) loans which are not secured by real estate, and 3) loans carried at cost as the fair value of the underlying collateral or the present value of expected future cash flows on each of the loans exceeded the book value for each respective credit.

	December 31, 2024
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual individually evaluated collateral dependent loans recorded at fair value	$2,986	$488	$40	$2,946
Remaining nonaccrual individually evaluated loans	50,163	4,521	1,259	48,904
Total nonaccrual individually evaluated loans	$53,149	$5,009	$1,299	$51,850

	December 31, 2023
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual individually evaluated collateral dependent loans recorded at fair value	$2,499	$2,048	$2	$2,497
Remaining nonaccrual individually evaluated loans	42,716	301	4,981	37,735
Total nonaccrual individually evaluated loans	$45,215	$2,349	$4,983	$40,232

The expense from credit adjustments related to nonaccrual individually evaluated loans carried at fair value for the years ended December 31, 2024, 2023 and 2022 was $0.2 million, $1.0 million, and $0.9 million, respectively.

MSRs totaled $13.9 million at December 31, 2024. Of this $13.9 million MSR carrying balance, $0.4 million was recorded at fair value and included a valuation allowance of $19,000. The remaining $13.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2024. At December 31, 2023, MSRs totaled $14.7 million. Of this $14.7 million MSR carrying balance, $0.9 million was recorded at fair value and included a valuation allowance of $0.1 million. The remaining $13.8 million was recorded at cost, as the fair value exceeded cost at December 31, 2023. The income related to MSRs carried at fair value for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.1 million and $1.4 million, respectively.

Total OREO held by Park at December 31, 2024 and 2023 was $0.9 million and $1.0 million, respectively. At both December 31, 2024 and 2023, there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The net income (expense) related to OREO fair value adjustments was $30,000, $(0.4) million and $11.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024 and December 31, 2023:

December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual individually evaluated collateral dependent loans:
Commercial real estate	$1,022	Sales comparison approach	Adj to comparables	0.0% - 30.0% (15.2%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$1,924	Sales comparison approach	Adj to comparables	4.7% - 45.5% (21.6%)
		Income approach	Capitalization rate	6.3% (6.3%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

December 31, 2023
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual individually evaluated collateral dependent loans:
Commercial real estate	$2,315	Sales comparison approach	Adj to comparables	0.2% - 89.0% (21.2%)
		Income approach	Capitalization rate	7.5% - 9.5% (8.9%)

Residential real estate	$182	Sales comparison approach	Adj to comparables	1.2% - 78.6% (7.6%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments are valued using the NAV practical expedient in accordance with ASC 820.

At December 31, 2024 and December 31, 2023, Park had Partnership Investments with a NAV of $32.6 million and $27.5 million, respectively. At December 31, 2024 and December 31, 2023, Park had $17.6 million and $18.4 million in unfunded commitments related to these Partnership Investments. For the years ended December 31, 2024, 2023 and 2022, Park recognized income of $0.5 million, $0.4 million and $2.4 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$160,566	$160,566	$—	$—	$160,566
Investment securities (1)	996,624	—	989,960	6,664	996,624
Other investment securities (2)	11,488	10,885	—	603	11,488

Mortgage loans held for sale	5,550	—	5,550	—	5,550
Mortgage IRLCs	85	—	85	—	85
Individually evaluated loans carried at fair value	2,946	—	—	2,946	2,946
Other loans, net	7,720,581	—	—	7,586,111	7,586,111
Loans receivable, net	$7,729,162	$—	$5,635	$7,589,057	$7,594,692

Financial liabilities:
Time deposits	$735,297	$—	$736,188	$—	$736,188
Brokered deposits and Bid Ohio CDs	176,486	—	176,522	—	176,522
Other	1,265	1,265	—	—	1,265
Deposits (excluding demand deposits)	$913,048	$1,265	$912,710	$—	$913,975

Short-term borrowings	$90,432	$—	$90,432	$—	$90,432
Subordinated notes	189,651	—	185,599	—	185,599

Derivative financial instruments - assets:
Loan interest rate swaps	$1,009	$—	$1,009	$—	$1,009

Derivative financial instruments - liabilities:
Fair value swap	$103	$—	$—	$103	$103
Loan interest rate swaps	1,009	—	1,009	—	1,009
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

27. Capital Ratios
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

Each of PNB and Park met all of the well-capitalized ratio guidelines applicable to it at December 31, 2024. The following table indicates the capital ratios for PNB and Park at December 31, 2024 and 2023.

	As of December 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.80%	11.44%	11.44%	12.85%
Park	11.51%	13.46%	13.28%	16.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2023
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.11%	10.95%	10.95%	12.35%
Park	10.74%	12.97%	12.79%	16.19%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

The following table reflects various measures of capital for Park and PNB:

			To Be Adequately Capitalized		To Be Well-Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2024
Total Risk-Based Capital (to risk-weighted assets)
PNB	$1,081,979	12.85%	$673,671	8.00%	$842,089	10.00%
Park	1,408,999	16.63%	677,966	8.00%	847,458	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$963,148	11.44%	$505,253	6.00%	$673,671	8.00%
Park	1,140,517	13.46%	508,475	6.00%	508,475	6.00%
Leverage Ratio (to average total assets)
PNB	$963,148	9.80%	$393,256	4.00%	$491,570	5.00%
Park	1,140,517	11.51%	396,519	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	$963,148	11.44%	$378,940	4.50%	$547,358	6.50%
Park	1,125,517	13.28%	381,356	4.50%	N/A	N/A

At December 31, 2023
Total Risk-Based Capital (to risk-weighted assets)
PNB	$1,005,211	12.35%	$651,130	8.00%	$813,913	10.00%
Park	1,323,588	16.19%	654,197	8.00%	817,747	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$891,363	10.95%	$488,348	6.00%	$651,130	8.00%
Park	1,060,593	12.97%	490,648	6.00%	490,648	6.00%
Leverage Ratio (to average total assets)
PNB	$891,363	9.11%	$391,376	4.00%	$489,220	5.00%
Park	1,060,593	10.74%	395,131	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	891,363	10.95%	366,261	4.50%	529,043	6.50%
Park	1,045,593	12.79%	367,986	4.50%	N/A	N/A

28. Segment Information

Park's chief operating decision maker is Park's Chairman and Chief Executive Officer. While the chief decision maker monitors the operating results of its lines of business, operations are managed and financial performance is evaluated on a consolidated basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

The segment is determined by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products, and services are similar. The chief operating decision maker will evaluate the financial performance of Park's business components such as by evaluating interest income, interest expense, other revenue streams, significant expenses, and budget to actual results in assessing Park's segment and in the determination of allocation resources. The chief operating decision maker uses consolidated net income to benchmark Park against its peers. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment of performance and in establishing compensation. Loans, investments, deposits, and fiduciary income provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll/benefits provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for Park's reportable segment are the same as described in Note 1 - Summary of Significant Accounting Policies. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements.

	Banking Segment
(in thousands)	2024	2023	2022

Interest Income	$522,965	$471,670	$378,247

Reconciliation of Revenue
Other revenues	$122,588	$92,634	$135,935
Total consolidated revenues	$645,553	$564,304	$514,182

Less:
Interest expense	$124,946	$98,557	$31,188
Segment net interest income and noninterest income	$520,607	$465,747	$482,994

Less:
Provision for credit losses	14,543	2,904	4,557
Salaries	147,311	139,237	133,299
Employee benefits	41,724	42,264	40,490
Occupancy expense	12,816	13,114	13,866
Furniture and equipment expense	9,983	12,233	11,901
Data processing fees	40,564	37,637	32,627
Professional fees and services	31,146	29,173	30,837
Marketing	6,318	5,471	5,335
Insurance	6,735	7,640	5,413
Communication	4,097	4,210	3,891
State tax expense	4,500	4,657	4,585
Amortization of intangible assets	1,215	1,323	1,487
Foundation contributions	2,000	1,000	4,000
Miscellaneous	12,930	11,280	10,247
Income taxes	33,305	26,870	32,108
Segment net income/consolidated net income	$151,420	$126,734	$148,351

(in thousands)	2024	2023	2022
Other segment disclosures
Interest income	522,965	471,670	378,247
Interest expense	124,946	98,557	31,188
Depreciation	12,192	14,015	13,819
Amortization	1,215	1,323	1,487
Other significant noncash items:
Provision for credit losses	14,543	2,904	4,557
Segment assets	9,805,350	9,836,453	9,854,993

Reconciliation of assets
Total assets for reportable segments	$9,805,350	9,836,453	9,854,993
Other assets	—	—	—
Total consolidated assets	$9,805,350	9,836,453	9,854,993

29. Parent Company Statements
The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below. Investments in subsidiaries are accounted for using the equity method of accounting.

Cash represents non-interest bearing deposits with PNB. Net cash provided by operating activities reflects cash payments (received from subsidiaries) partially offset by cash payments to government entities for income taxes of $3.0 million, $6.1 million and $2.2 million in 2024, 2023 and 2022, respectively.

Condensed Balance Sheets
December 31, 2024 and 2023
(In thousands)	2024	2023
Assets:
Cash	$277,808	$282,151
Investment in subsidiaries	1,095,701	1,007,342
Debentures receivable from PNB	25,000	25,000
Other receivables from subsidiaries	1,261	1,160
Other investments	10,523	1,170
Other assets	41,363	35,610
Total assets	$1,451,656	$1,352,433
Liabilities:
Subordinated notes	$189,651	$189,147
Other payables to subsidiaries	1	455
Other liabilities	18,156	17,538
Total liabilities	$207,808	$207,140
Total shareholders’ equity	$1,243,848	$1,145,293
Total liabilities and shareholders’ equity	$1,451,656	$1,352,433

Condensed Statements of Income
for the years ended December 31, 2024, 2023 and 2022
(In thousands)	2024	2023	2022
Income:
Dividends from subsidiaries	$93,000	$110,000	$120,000
Interest and dividends	2,188	1,678	1,250
Other	2,418	163	2,478
Total income	97,606	111,841	123,728
Expense:
Interest expense	$9,428	$9,383	$8,833
Other, net	8,976	9,536	10,504
Total expense	18,404	18,919	19,337
Income before income taxes and equity in undistributed income of subsidiaries	$79,202	$92,922	$104,391
Income tax benefit	3,876	4,196	5,142
Income before equity in undistributed income of subsidiaries	83,078	97,118	109,533
Equity in undistributed income of subsidiaries	68,342	29,616	38,818
Net income	$151,420	$126,734	$148,351
Other comprehensive income (loss) (1)	20,016	36,203	(117,549)
Comprehensive income	$171,436	$162,937	$30,802
(1) See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows
for the years ended December 31, 2024, 2023 and 2022
(In thousands)	2024	2023	2022
Operating activities:
Net income	$151,420	$126,734	$148,351
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(68,342)	(29,616)	(38,818)
Compensation expense for issuance of treasury shares to directors	1,223	1,223	1,320
Share-based compensation expense	6,446	6,787	5,879
(Gain) loss on equity securities, net	(1,872)	151	207
(Increase) decrease in other assets	(23)	828	(2,514)
(Decrease) increase in other liabilities	(1,770)	(2,752)	4,896
Net cash provided by operating activities	87,082	103,355	119,321
Investing activities:
Proceeds from sales of securities	—	1,370	—
Purchase of equity securities	(10,213)	(2,195)	(9,165)
Other, net	(600)	(31)	144
Net cash used in investing activities	(10,813)	(856)	(9,021)
Financing activities:
Cash dividends paid	(77,496)	(68,951)	(76,604)
Repurchase of common shares to be held as treasury shares	—	(23,017)	—
Cash payment for fractional shares	—	—	(2)
Value of common shares withheld to pay employee income taxes	(3,116)	(2,844)	(2,761)
Net cash used in financing activities	(80,612)	(94,812)	(79,367)
(Decrease) increase in cash	(4,343)	7,687	30,933

Cash at beginning of year	282,151	274,464	243,531
Cash at end of year	$277,808	$282,151	$274,464

30. Revenue from Contracts with Customers
All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Statements of Income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Revenue by Operating Segment (in thousands)	PRK	PRK	PRK
Income from fiduciary activities
Personal trust and agency accounts	$12,825	10,297	10,091
Employee benefit and retirement-related accounts	11,093	9,894	9,698
Investment management and investment advisory agency accounts	16,184	13,242	12,442
Other	2,387	2,041	1,860
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	3,236	3,744	6,095
Demand deposit account (DDA) charges	5,286	4,229	3,439
Other	479	472	557
Other service income (1)
Credit card	2,652	2,799	2,808
HELOC	389	369	397
Installment	161	177	163
Real estate	7,091	5,795	9,952
Commercial	1,450	1,160	1,975
Debit card fee income	25,873	26,522	26,046
Bank owned life insurance income (2)	7,770	5,338	6,100
ATM fees	1,840	2,178	2,273
Pension settlement gain (2)	6,148	—	—
Gain (loss) on the sale of OREO, net	42	(3)	5,611
OREO valuation markup	30	60	12,039
Loss on the sale of debt securities, net (2)	(526)	(7,875)	—
Gain on equity securities, net (2)	3,080	971	2,955
Other components of net periodic pension benefit income (2)	9,263	7,572	12,108
Miscellaneous (3)	5,835	3,652	9,326
Total other income	$122,588	$92,634	$135,935
(1) "Other Service Income" totaled $11.7 million, $10.3 million, and $15.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Of this aggregate service revenue, approximately, $5.7 million, $5.2 million, and $5.6 million is within the scope of ASC 606, with the remaining $6.0 million, $5.1 million, and $9.7 million consisting primarily of residential real estate loan fees which are out of scope for each respective year.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, gains/losses on asset sales, and miscellaneous bank fees totaling $5.8 million, $3.7 million, and $9.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, all of which are within the scope of ASC 606.

A description of Park's material revenue streams accounted for under ASC 606 follows:

Income from fiduciary activities (gross): Park earns fiduciary fee income and investment brokerage fees from its contracts with wealth management customers for various fiduciary and investment-related services. These fees are earned over time as the Company provides the contracted monthly and quarterly services and are generally assessed based on the market value of the trust assets.

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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

During the three months (the quarterly period) ended December 31, 2024, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 28, 2025 (the “2025 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2025 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2025 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2025 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K regarding delinquent reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to the 2024 fiscal year, is incorporated by reference from the disclosure to be included under the caption "BENEFICIAL OWNERSHIP OF PARK COMMON SHARES - Delinquent Section 16(a) Reports" in Park's 2025 Proxy Statement.
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
Park has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of Park’s securities by directors, officers, employees, and by Park itself that are reasonably designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards. The Insider Trading Policy is attached as Exhibit 19 to this Annual Report on Form 10-K.
The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Nominating and Corporate Governance Committee Charter (including the Corporate Governance Guidelines) and the Risk Committee Charter is posted on the “Governance - Governance Documents” section of the “Investor Relations” page of Park’s Internet site located at http://www.parknationalcorp.com, which website and its contents are not incorporated by reference into this Annual Report on Form 10-K. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Nominating and Corporate Governance Committee Charter and the Risk Committee Charter, without charge, by writing to the Chief Financial Officer, Secretary and Treasurer of Park at Park National Corporation, 51 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: Brady T. Burt.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2025 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders held on April 22, 2024.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2025 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K, with the exception of Item 402(v) of SEC Regulation S-K, is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2025 Proxy Statement. The information required by Item 402(v) of SEC Regulation S-K to be included in Park's 2025 Proxy Statement is not incorporated into this Annual Report on Form 10-K and will not deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2025 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2025 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2025 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2025 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2025 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2025 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2025 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Balance Sheets at December 31, 2024 and 2023 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Notes to Consolidated Financial Statements -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
(2)     Financial Statement Schedules.

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

4.2(c)    Notice of Removal of Administrative Trustee and Appointment of Successor, dated February 21, 2013, delivered to Wilmington Trust Company by the continuing Administrative Trustees named therein, the Successor Administrative Trustee named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(c) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-13006))

4.2(d)    Notice of Resignation of Administrative Trustee and Appointment of Successor, dated July 1, 2021, delivered to Wilmington Trust Company by the Resigning Administrative Trustee named therein, the Successor Administrative Trustee named therein, the continuing Current Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(d) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.1-13006))

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
10.21†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 1, 2020 and prior to January 20, 2022 (incorporated herein by reference to Exhibit 10.4 to Park's March 31, 2020 Form 10-Q)
10.22†    Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation and of its subsidiaries granted effective as of January 20, 2022 (incorporated herein by reference to Exhibit 10.29 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 1-13006)
10.23†    Form of Park National Corporation 2017 Long-Term Incentive Plan for Employees Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of performance-based restricted stock units to employees of Park National Corporation (filed herewith)
19    [Insider Trading Policy] (filed herewith)
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

97    [Clawback Policy] (filed herewith)

101    The following information from Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)**

Exhibit No.    Description of Exhibit
104    Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) **
___________________

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

PARK NATIONAL CORPORATION

Date: February 24, 2025	By:	/s/ David L. Trautman
David L. Trautman,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2025.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chairman of the Board, Chief Executive Officer and Director
/s/ Matthew R. Miller Matthew R. Miller	President and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Kelly A. Herreman Kelly A. Herreman	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ Frederic M. Bertley, Ph.D.* Frederic M. Bertley, Ph.D.	Director
/s/ C. Daniel DeLawder* C. Daniel DeLawder	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Kelly K.Gratz* Kelly K.Gratz	Director
/s/ Jason N. Judd* Jason N. Judd	Director
/s/ Karen A. Morrison* Karen A. Morrison	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ D. Byrd Miller III* D. Byrd Miller III	Director

Name	Capacity
/s/ Robert E. O’Neill* Robert E. O’Neill	Director
/s/ Mark R. Ramser* Mark R. Ramser	Director
/s/ Lee Zazworsky* Leon "Lee" Zazworsky	Director

__________________________

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to a Power of Attorney executed by the directors of the Registrant identified above, which Power of Attorney is filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ Matthew R. Miller
Matthew R. Miller
President
Attorney-in-Fact