Form 10-Q
period 2025-03-31
PARK NATIONAL CORP /OH/
filed 2025-05-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

 Yes   ☐   No   ☒

At May 1, 2025 the number of common shares, without par value, of the registrant issued and outstanding was 16,191,347.

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

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan
2017 Non-Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LDA	Loss driver analysis
ACH	Automated clearing house	LGD	Loss given default
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
AFS	Available-for-sale	NAV	Net asset value
ASC	Accounting Standards Codification	NewDominion	NewDominion Bank
ASU	Accounting Standards Update	NSF	Non-sufficient funds
ATM	Automated teller machine	OREO	Other real estate owned
Carolina Alliance	CAB Financial Corporation and its subsidiaries	Park's 2024 Form 10-K	The Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2024
COVID-19	Novel coronavirus	PBRSUs	Performance-based restricted stock units
DCF	Discounted cash flow	PCD	Purchased credit deteriorated
DDA	Demand deposit account	PD	Probability of default
EPS	Earnings per common share	PNB	The Park National Bank
FASB	Financial Accounting Standards Board	PBO	Projected benefit obligation
FDIC	Federal Deposit Insurance Corporation	PTPP	Pre-tax, pre-provision
FFIEC	Federal Financial Institutions Examination Council	Registrant	Park National Corporation
FHLB	Federal Home Loan Bank	ROU	Right-of-use
FRB	Federal Reserve Bank	SARs	Stock appreciation rights
FTE	Fully taxable equivalent	SEC	U.S. Securities and Exchange Commission
GDP	Gross domestic product	SERP	Supplemental Executive Retirement Plan
HELOC	Home equity line of credit	U.S.	United States of America
HPI	Home price index	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	VOV	Verification of value

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.

Risks and uncertainties that could cause actual results to differ include, without limitation: (1) the ability to execute our business plan successfully and manage strategic initiatives; (2) the impact of current and future economic and financial market conditions, including unemployment rates, inflation, interest rates, supply-demand imbalances, and geopolitical matters; (3) factors impacting the performance of our loan portfolio, including real estate values, financial health of borrowers, and loan concentrations; (4) the effects of monetary and fiscal policies, including interest rates, money supply, and inflation; (5) changes in federal, state, or local tax laws; (6) the impact of changes in governmental policy and regulatory requirements on our operations; (7) changes in consumer spending, borrowing, and saving habits; (8) changes in the performance and creditworthiness of customers, suppliers, and counterparties; (9) increased credit risk and higher credit losses due to loan concentrations; (10) volatility in mortgage banking income due to interest rates and demand; (11) adequacy of our internal controls and risk management programs; (12) competitive pressures among financial services organizations; (13) uncertainty regarding changes in banking regulations and other regulatory requirements; (14) our ability to meet heightened supervisory requirements and expectations; (15) the impact of changes in accounting policies and practices on our financial condition; (16) the reliability and accuracy of assumptions and estimates used in applying critical accounting estimates; (17) the potential for higher future credit losses due to changes in economic assumptions; (18) the ability to anticipate and respond to technological changes and our reliance on third-party vendors; (19) operational issues related to and capital spending necessitated by the implementation of information technology systems on which we are highly dependent; (20) the ability to secure confidential information and deliver products and services through computer systems and telecommunications networks; (21) the impact of security breaches or failures in operational systems; (22) the impact of geopolitical instability and trade policies on our operations including the imposition of tariffs and retaliatory tariffs; (23) the impact of changes in credit ratings of government debt and financial stability of sovereign governments; (24) the effect of stock market price fluctuations on our asset and wealth management businesses; (25) litigation and regulatory compliance exposure; (26) availability of earnings and excess capital for dividend declarations; (27) the impact of fraud, scams, and schemes on our business; (28) the impact of natural disasters, pandemics, and other emergencies on our operations; (29) potential deterioration of the economy due to financial, political, or other shocks; (30) impact of healthcare laws and potential changes on our costs and operations; (31) the ability to grow deposits and maintain adequate deposit levels, including by mitigating the effect of unexpected deposit outflows on our financial condition; and (32) other risk factors related to the banking industry.

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

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$154,536	$122,363
Money market instruments	83,078	38,203
Cash and cash equivalents	237,614	160,566

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,003,318 and $1,076,281 at March 31, 2025 and December 31, 2024, respectively, and no allowance for credit losses at March 31, 2025 or at December 31, 2024)	938,239	996,624
Other investment securities	103,924	104,237
Total investment securities	1,042,163	1,100,861

Loans	7,883,735	7,817,128
Allowance for credit losses	(88,130)	(87,966)
Net loans	7,795,605	7,729,162

Bank owned life insurance	240,652	236,872
Prepaid assets	192,451	190,119
Goodwill	159,595	159,595
Other intangible assets	3,163	3,437
Premises and equipment, net	66,327	69,522
Affordable housing tax credit investments	63,802	66,077
OREO	119	938
Accrued interest receivable	34,752	36,280
Operating lease ROU asset	16,334	15,745
Mortgage loan servicing rights	13,760	13,918
Other	20,275	22,258
Total assets	$9,886,612	$9,805,350

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	March 31, 2025	December 31, 2024
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,637,577	$2,612,708
Interest bearing	5,564,118	5,530,818
Total deposits	8,201,695	8,143,526

Short-term borrowings	80,977	90,432
Subordinated notes	189,780	189,651
Unfunded commitments in affordable housing tax credit investments	24,909	29,677
Operating lease liability	17,660	16,505
Allowance for credit losses on off-balance sheet commitments	5,390	5,865
Accrued interest payable	5,815	7,859
Unsettled investment commitments	12,001	—
Other	69,343	77,987
Total liabilities	$8,607,570	$8,561,502

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 17,623,104 common shares issued at March 31, 2025 and at December 31, 2024)	459,529	463,706
Retained earnings	1,002,110	977,599
Treasury shares (1,431,757 common shares at March 31, 2025 and 1,464,122 common shares at December 31, 2024)	(147,938)	(151,282)
Accumulated other comprehensive loss, net of taxes	(34,659)	(46,175)
Total shareholders' equity	1,279,042	1,243,848
Total liabilities and shareholders’ equity	$9,886,612	$9,805,350

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income:

Interest and fees on loans	$120,648	$111,211

Interest and dividends on:
Debt securities - taxable	7,130	11,899
Debt securities - tax-exempt	1,269	1,410
Other interest income	3,153	2,120
Total interest and dividend income	132,200	126,640

Interest expense:

Interest on deposits:
Demand and savings deposits	18,436	19,855
Time deposits	6,770	7,338

Interest on borrowings:
Short-term borrowings	291	1,464
Subordinated notes	2,326	2,360

Total interest expense	27,823	31,017

Net interest income	104,377	95,623

Provision for credit losses	756	2,180

Net interest income after provision for credit losses	$103,621	$93,443

Other income:
Income from fiduciary activities	$10,994	$10,024
Service charges on deposit accounts	2,407	2,106
Other service income	2,936	2,524
Debit card fee income	6,089	6,243
Bank owned life insurance income	1,512	2,629
ATM fees	335	496
(Loss) gain on the sale of OREO, net	(229)	121
Loss on the sale of debt securities, net	—	(398)
Loss on equity securities, net	(862)	(687)
Other components of net periodic pension benefit income	2,344	2,204
Miscellaneous	220	938
Total other income	$25,746	$26,200

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2025	2024
Other expense:
Salaries	$36,216	$35,733
Employee benefits	10,516	11,560
Occupancy expense	3,519	3,181
Furniture and equipment expense	2,301	2,583
Data processing fees	10,529	8,808
Professional fees and services	7,307	6,817
Marketing	1,528	1,741
Insurance	1,686	1,718
Communication	1,202	1,036
State tax expense	1,186	1,110
Amortization of intangible assets	274	320
Miscellaneous	1,900	2,621
Total other expense	$78,164	$77,228

Income before income taxes	$51,203	$42,415

Income taxes	9,046	7,211

Net income	$42,157	$35,204

Earnings per common share:
Basic	$2.61	$2.18
Diluted	$2.60	$2.17

Weighted average common shares outstanding:
Basic	16,159,342	16,116,842
Diluted	16,238,701	16,191,065

Regular cash dividends declared per common share	$1.07	$1.06

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$42,157	$35,204

Other comprehensive income (loss), net of tax:
Debt securities available-for-sale:
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $3,062 and $(138) for the three months ended March 31, 2025 and 2024	11,516	(518)
Net loss realized on sale of debt securities, AFS, net of income tax effect of $84 for the three months ended March 31, 2024	—	314
Other comprehensive income (loss)	$11,516	$(204)

Comprehensive income	$53,673	$35,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$—	$463,706	$977,599	$(151,282)	$(46,175)
Net income			42,157
Other comprehensive income, net of tax					11,516
Dividends on common shares at $1.07 per common share			(17,538)
Issuance of 32,365 common shares under share-based compensation awards, net of 19,468 common shares withheld to pay employee income taxes		(6,184)	(108)	3,344
Share-based compensation expense		2,007
Balance at March 31, 2025	$—	$459,529	$1,002,110	$(147,938)	$(34,659)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$—	$463,280	$903,877	$(155,673)	$(66,191)
Net income			35,204
Other comprehensive loss, net of tax					(204)
Dividends on common shares at $1.06 per common share			(17,287)
Issuance of 33,044 common shares under share-based compensation awards, net of 21,937 common shares withheld to pay employee income taxes		(5,701)	(693)	3,414
Share-based compensation expense		1,953
Balance at March 31, 2024	$—	$459,532	$921,101	$(152,259)	$(66,395)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$42,157	$35,204

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	756	2,180
Accretion of loan fees and costs, net	(2,291)	(2,027)
Depreciation of premises and equipment	2,913	3,119
Amortization of investment securities, net	345	415
Loss on the sale of debt securities, net	—	398
Loss on equity securities, net	862	687
Loan originations to be sold in secondary market	(28,224)	(16,382)
Proceeds from sale of loans in secondary market	29,329	17,892
Gain on sale of loans in secondary market	(458)	(312)
Share-based compensation expense	2,007	1,953
Loss (gain) on the sale of OREO, net	229	(121)
Bank owned life insurance income	(1,512)	(2,629)
Investment in qualified affordable housing tax credits amortization	2,275	2,138

Changes in assets and liabilities:
Decrease in prepaid dealer premiums	1,296	173
(Increase) decrease in other assets	(1,074)	1,855
Decrease in other liabilities	(10,750)	(9,537)
Net cash provided by operating activities	$37,860	$35,006

Investing activities:
Proceeds from the redemption/repurchase of FHLB stock	624	4,563
Proceeds from sale of:
Debt securities AFS	—	30,797
Equity securities	1,187	—
Proceeds from calls and maturities of:
Debt securities AFS	113,418	54,287
Purchases of:
Debt securities AFS	(28,799)	(2,100)
Equity securities	(1,264)	—
FHLB stock	—	(225)
Net (increase) decrease in other investments	(1,096)	317
Net loan originations, portfolio loans	(65,674)	(49,533)
Investment in qualified affordable housing tax credits	(4,768)	(4,094)
Proceeds from the sale of OREO	709	167
Bank owned life insurance death benefits	232	3,685
Purchases of bank owned life insurance	(2,500)	(2,670)
Purchases of premises and equipment	(1,076)	(3,142)
Net cash provided by investing activities	$10,993	$32,052

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2025	2024
Financing activities:
Net increase in deposits	$193,830	$264,560
Net increase in off-balance sheet deposits	(135,661)	(1,094)
Net decrease in short-term borrowings	(9,455)	(222,323)
Value of common shares withheld to pay employee income taxes	(2,948)	(2,980)
Cash dividends paid	(17,571)	(17,408)
Net cash provided by financing activities	$28,195	$20,755

Increase in cash and cash equivalents	77,048	87,813

Cash and cash equivalents at beginning of year	160,566	218,268

Cash and cash equivalents at end of period	$237,614	$306,081

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$29,867	$32,383

Non-cash items:
Loans transferred to OREO	$119	$737

ROU assets obtained in exchange for lease obligations	1,069	547

Debt securities AFS purchase commitment	12,001	—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2025.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X of the SEC. Therefore, they do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive income, consolidated condensed statements of changes in shareholders’ equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in Park's 2024 Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2024 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. The adoption of ASU 2024-02 did not have an impact on Park's consolidated financial statements.

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

Note 3 – Investment Securities

Investment securities at March 31, 2025 and at December 31, 2024, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2025:
Obligations of states and political subdivisions	$208,311	$49	$16,922	$191,438
U.S. Government sponsored entities' asset-backed securities	573,296	95	47,213	526,178
Collateralized loan obligations	200,937	107	70	200,974
Corporate debt securities	20,774	100	1,225	19,649
Total	$1,003,318	$351	$65,430	$938,239

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2024:
Obligations of U.S. Government sponsored entities	$250	$—	$1	$249
Obligations of states and political subdivisions	203,438	88	16,643	186,883
U.S. Government sponsored entities' asset-backed securities	580,268	2	61,694	518,576
Collateralized loan obligations	271,572	288	27	271,833
Corporate debt securities	20,753	50	1,720	19,083
Total	$1,076,281	$428	$80,085	$996,624

Investment securities in an unrealized loss position at March 31, 2025, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$28,048	$655	$153,976	$16,267	$182,024	$16,922
U.S. Government sponsored entities' asset-backed securities	10,976	138	496,363	47,075	507,339	47,213
Collateralized loan obligations	131,490	69	950	1	132,440	70
Corporate debt securities	—	—	16,424	1,225	16,424	1,225
Total	$170,514	$862	$667,713	$64,568	$838,227	$65,430

 Investment securities in an unrealized loss position at December 31, 2024, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$249	$1	$—	$—	$249	$1
Obligations of states and political subdivisions	34,256	528	137,471	16,115	171,727	16,643
U.S. Government sponsored entities' asset-backed securities	6,555	249	510,846	61,445	517,401	61,694
Collateralized loan obligations	44,935	14	36,223	13	81,158	27
Corporate debt securities	—	—	15,929	1,720	15,929	1,720
Total	$85,995	$792	$700,469	$79,293	$786,464	$80,085

At March 31, 2025, Park’s debt securities portfolio consisted of $938.2 million of securities, $838.2 million of which were in an unrealized loss position with aggregate unrealized losses of $65.4 million. Of the $838.2 million of securities in an unrealized loss position, $667.7 million were in an unrealized loss position for 12 months or longer. Of the $65.4 million in unrealized losses, $47.2 million were related to Park's "U.S. Government sponsored entities' asset-backed securities" portfolios. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no ACL recorded for debt securities AFS at either March 31, 2025 or December 31, 2024. Additionally, for the three months ended March 31, 2025 and 2024, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at March 31, 2025, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of state and political subdivisions:
Due five through ten years	$89,873	$85,386	3.04%
Due over ten years	118,438	106,052	3.41%
Total (1)	$208,311	$191,438	3.25%

U.S. Government sponsored entities' asset-backed securities	$573,296	$526,178	1.96%

Collateralized loan obligations	$200,937	$200,974	6.13%

Corporate debt securities
Due within one year	$982	$988	9.67%
Due five through ten years	19,792	18,661	4.10%
Total	$20,774	$19,649	4.36%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

During the three-month period ended March 31, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities AFS during the three-month period ended March 31, 2025.

Investment securities having a fair value of $661.5 million and $599.2 million at March 31, 2025 and December 31, 2024, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at March 31, 2025 and December 31, 2024 were as follows:

(In thousands)	March 31, 2025	December 31, 2024
FHLB stock	$7,983	$8,607
FRB stock	14,653	14,653
Equity investments carried at fair value	12,001	11,488
Equity investments carried at modified cost (1)	18,346	19,347
Equity investments carried at NAV	50,941	50,142
Total other investment securities	$103,924	$104,237
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $1.4 million have been recorded as a result of observable price changes. There were no adjustments recorded during the three months ended March 31, 2025 or March 31, 2024 as a result of observable price changes.

No shares of FHLB stock were purchased during the three months ended March 31, 2025. During the three months ended March 31, 2024, Park purchased 2,246 shares of FHLB stock with a book value of $225,000.

During the three months ended March 31, 2025, the FHLB repurchased 6,243 shares of FHLB stock with a book value of $624,000. During the three months ended March 31, 2024, the FHLB repurchased 45,630 shares of FHLB stock with a book value of $4.6 million.

No shares of FRB stock were purchased or sold during the three months ended March 31, 2025 or 2024.

During the three months ended March 31, 2025 and 2024, $(563,000) and $3,000, respectively, of (losses) gains on equity investments carried at fair value were recorded within "Loss on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended March 31, 2025 and 2024, $(299,000) and $(690,000), respectively, of losses on equity investments carried at NAV were recorded within “Loss on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at March 31, 2025 and at December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,246,160	$1,268,110
Overdrafts	1,068	1,475
Commercial real estate (1)	2,029,349	1,994,332
Construction real estate:
Commercial	362,857	311,122
Retail	99,504	101,455
Residential real estate:
Commercial	663,220	644,418
Mortgage	1,360,827	1,346,543
HELOC	209,191	203,459
Installment	6,032	6,013
Consumer:
Consumer	1,874,845	1,908,473
Check loans	1,845	1,899
Leases	28,837	29,829
Total	$7,883,735	$7,817,128
Allowance for credit losses	(88,130)	(87,966)
Net loans	$7,795,605	$7,729,162
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.0 million at March 31, 2025, and of $20.4 million at December 31, 2024, which represented a net deferred income position at both dates. At March 31, 2025 and December 31, 2024, loans included purchase accounting adjustments of $493,000 and $669,000, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.1 million and $1.5 million were reclassified to loans at March 31, 2025 and at December 31, 2024, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at March 31, 2025 and December 31, 2024.

	March 31, 2025
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$22,993	$2	$22,995
Overdrafts	—	—	—
Commercial real estate	22,929	—	22,929
Construction real estate:
Commercial	100	—	100
Retail	20	—	20
Residential real estate:
Commercial	1,764	—	1,764
Mortgage	10,383	391	10,774
HELOC	815	40	855
Installment	50	—	50
Consumer:
Consumer	2,865	786	3,651
Check loans	—	—	—
Leases	10	—	10
Total loans	$61,929	$1,219	$63,148

	December 31, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$24,241	$—	$24,241
Overdrafts	—	—	—
Commercial real estate	23,230	—	23,230
Construction real estate:
Commercial	8	—	8
Retail	22	—	22
Residential real estate:
Commercial	5,700	—	5,700
Mortgage	11,368	913	12,281
HELOC	918	15	933
Installment	31	—	31
Consumer
Consumer	2,643	826	3,469
Check loans	—	—	—
Leases	17	—	17
Total loans	$68,178	$1,754	$69,932

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at March 31, 2025 and December 31, 2024:

	March 31, 2025
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$19,211	$3,782	$988
Overdrafts	—	—	—
Commercial real estate	22,139	790	68
Construction real estate:
Commercial	100	—	—
Retail	—	20	1
Residential real estate:
Commercial	1,764	—	—
Mortgage	—	10,383	118
HELOC	—	815	93
Installment	—	50	20
Consumer
Consumer	—	2,865	868
Check loans	—	—	—
Leases	10	—	—
Total loans	$43,224	$18,705	$2,156

	December 31, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$18,778	$5,463	$1,261
Overdrafts	—	—	—
Commercial real estate	23,230	—	—
Construction real estate:
Commercial	8	—	—
Retail	—	22	1
Residential real estate:
Commercial	3,755	1,945	39
Mortgage	—	11,368	128
HELOC	—	918	154
Installment	—	31	1
Consumer
Consumer	—	2,643	786
Check loans	—	—	—
Leases	17	—	—
Total	$45,788	$22,390	$2,370

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

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at March 31, 2025 and at December 31, 2024:

	March 31, 2025
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,535	$12,336	$18,723	$36,594
Commercial real estate	24,243	5	—	24,248
Construction real estate:
Commercial	669	—	—	669
Residential real estate:
Commercial	1,938	—	—	1,938
Mortgage	77	—	—	77
Leases	—	10	—	10
Total loans	$32,462	$12,351	$18,723	$63,536

	December 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,583	$11,423	$22,187	$39,193
Commercial real estate	24,539	8	—	24,547
Construction real estate:
Commercial	589	—	—	589
Residential real estate:
Commercial	5,898	—	—	5,898
Mortgage	78	—	—	78
Leases	—	17	—	17
Total loans	$36,687	$11,448	$22,187	$70,322

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month periods ended March 31, 2025 and 2024:

	Interest Income Recognized
(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Commercial, financial and agricultural:
Commercial, financial and agricultural	$332	$264
Overdrafts	—	—
Commercial real estate	260	255
Construction real estate:
Commercial	1	37
Retail	—	—
Residential real estate:
Commercial	22	48
Mortgage	92	70
HELOC	8	5
Installment	—	—
Consumer:
Consumer	45	31
Check loans	—	—
Leases	—	—
Total loans	$760	$710

The following tables present the aging of the amortized cost in past due loans at March 31, 2025 and at December 31, 2024 by class of loan:

	March 31, 2025
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$2,075	$9,571	$11,646	$1,234,514	$1,246,160
Overdrafts	—	—	—	1,068	1,068
Commercial real estate	685	1,926	2,611	2,026,738	2,029,349
Construction real estate:
Commercial	—	—	—	362,857	362,857
Retail	245	—	245	99,259	99,504
Residential real estate:
Commercial	633	298	931	662,289	663,220
Mortgage	10,645	5,347	15,992	1,344,835	1,360,827
HELOC	133	583	716	208,475	209,191
Installment	2	22	24	6,008	6,032
Consumer:
Consumer	8,537	1,195	9,732	1,865,113	1,874,845
Check loans	5	—	5	1,840	1,845
Leases	—	—	—	28,837	28,837
Total loans	$22,960	$18,942	$41,902	$7,841,833	$7,883,735
(1) Includes an aggregate of $1.2 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $44.2 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2024
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$1,901	$13,234	$15,135	$1,252,975	$1,268,110
Overdrafts	—	—	—	1,475	1,475
Commercial real estate	458	2,594	3,052	1,991,280	1,994,332
Construction real estate:
Commercial	—	—	—	311,122	311,122
Retail	100	22	122	101,333	101,455
Residential real estate:
Commercial	—	2,164	2,164	642,254	644,418
Mortgage	13,403	5,946	19,349	1,327,194	1,346,543
HELOC	438	620	1,058	202,401	203,459
Installment	39	22	61	5,952	6,013
Consumer
Consumer	10,309	1,195	11,504	1,896,969	1,908,473
Check loans	3	—	3	1,896	1,899
Leases	—	—	—	29,829	29,829
Total loans	$26,651	$25,797	$52,448	$7,764,680	$7,817,128
(1) Includes an aggregate of $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $44.1 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at March 31, 2025 and December 31, 2024 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at March 31, 2025 and at December 31, 2024 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the three months ended March 31, 2025 and for the year ended December 31, 2024.

March 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$69,958	$215,382	$138,152	$90,406	$74,341	$96,582	$494,085	$1,178,906
Special Mention	150	2,335	1,132	3,327	197	766	35,617	43,524
Substandard	1,321	976	1,081	436	1,897	5,507	9,395	20,613
Doubtful	244	226	947	209	171	222	1,098	3,117
Total	$71,673	$218,919	$141,312	$94,378	$76,606	$103,077	$540,195	$1,246,160
Current period gross charge-offs	$—	$—	$35	$12	$—	$—	$—	$47

Commercial real estate (1)
Risk rating
Pass	$91,189	$334,301	$244,180	$284,337	$292,830	$692,872	$30,954	$1,970,663
Special Mention	175	2,206	3,357	12,210	2,817	12,338	916	34,019
Substandard	334	2,816	682	4,694	3,005	9,938	2,408	23,877
Doubtful	—	—	790	—	—	—	—	790
Total	$91,698	$339,323	$249,009	$301,241	$298,652	$715,148	$34,278	$2,029,349
Current period gross charge-offs	$—		$—	$—	$—	$—	$—	$—

Construction real estate: Commercial
Risk rating
Pass	$17,626	$188,423	$78,339	$31,825	$2,379	$5,581	$31,729	$355,902
Special Mention	—	6,265	21	—	—	—	—	6,286
Substandard	—	—	569	—	—	—	100	669
Doubtful	—	—	—	—	—	—	—	—
Total	$17,626	$194,688	$78,929	$31,825	$2,379	$5,581	$31,829	$362,857
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Commercial
Risk rating
Pass	$43,157	$119,567	$107,560	$87,356	$90,098	$183,522	$21,169	$652,429
Special Mention	—	1,402	535	643	940	1,768	3,161	8,449
Substandard	—	330	88	827	320	631	146	2,342
Doubtful	—	—	—	—	—	—	—	—
Total	$43,157	$121,299	$108,183	$88,826	$91,358	$185,921	$24,476	$663,220
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$4,558	$13,514	$5,374	$3,067	$1,021	$994	$—	$28,528
Special Mention	—	—	43	232	—	24	—	299
Substandard	—	10	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$4,558	$13,524	$5,417	$3,299	$1,021	$1,018	$—	$28,837
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$226,488	$871,187	$573,605	$496,991	$460,669	$979,551	$577,937	$4,186,428
Special Mention	325	12,208	5,088	16,412	3,954	14,896	39,694	92,577
Substandard	1,655	4,132	2,420	5,957	5,222	16,076	12,049	47,511
Doubtful	244	226	1,737	209	171	222	1,098	3,907
Total	$228,712	$887,753	$582,850	$519,569	$470,016	$1,010,745	$630,778	$4,330,423
Current period gross charge-offs	$—	$—	$35	$12	$—	$—	$—	$47
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$239,260	$150,007	$97,761	$80,956	$66,332	$53,327	$506,998	$1,194,641
Special Mention	2,709	1,222	3,819	314	818	1,467	37,447	47,796
Substandard	1,574	633	264	1,879	817	5,232	12,417	22,816
Doubtful	371	944	256	104	336	—	846	2,857
Total	$243,914	$152,806	$102,100	$83,253	$68,303	$60,026	$557,708	$1,268,110
Current period gross charge-offs	$—	$104	$143	$20	$1,317	$2,872	$50	$4,506

Commercial real estate (1)
Risk rating
Pass	$329,203	$252,923	$289,622	$296,745	$276,181	$459,856	$30,203	$1,934,733
Special Mention	3,054	2,779	11,978	4,071	5,728	7,416	1,165	36,191
Substandard	2,083	1,477	3,037	3,310	2,223	7,850	2,985	22,965
Doubtful	—	—	443	—	—	—	—	443
Total	$334,340	$257,179	$305,080	$304,126	$284,132	$475,122	$34,353	$1,994,332
Current period gross charge-offs	$—	$99	$—	$—	$—	$—	$—	$99

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction real estate: Commercial
Risk rating
Pass	$158,403	$83,233	$32,035	$2,623	$3,014	$2,783	$22,896	$304,987
Special Mention	5,084	—	374	—	—	—	88	5,546
Substandard	8	581	—	—	—	—	—	589
Doubtful	—	—	—	—	—	—	—	—
Total	$163,495	$83,814	$32,409	$2,623	$3,014	$2,783	$22,984	$311,122
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Commercial
Risk rating
Pass	$120,873	$111,577	$88,292	$92,240	$102,999	$93,918	$20,455	$630,354
Special Mention	1,403	540	661	437	831	941	3,165	7,978
Substandard	351	91	2,790	324	1,262	1,123	145	6,086
Doubtful	—	—	—	—	—	—	—	—
Total	$122,627	$112,208	$91,743	$93,001	$105,092	$95,982	$23,765	$644,418
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases
Risk rating
Pass	$17,537	$5,868	$3,557	$1,243	$967	$315	$—	$29,487
Special Mention	—	46	251	—	28	—	—	325
Substandard	17	—	—	—	—	—	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$17,554	$5,914	$3,808	$1,243	$995	$315	$—	$29,829
Current period gross charge-offs	$8	$—	$—	$—	$—	$—	$—	$8

Total Commercial Loans
Risk rating
Pass	$865,276	$603,608	$511,267	$473,807	$449,493	$610,199	$580,552	$4,094,202
Special Mention	12,250	4,587	17,083	4,822	7,405	9,824	41,865	97,836
Substandard	4,033	2,782	6,091	5,513	4,302	14,205	15,547	52,473
Doubtful	371	944	699	104	336	—	846	3,300
Total	$881,930	$611,921	$535,140	$484,246	$461,536	$634,228	$638,810	$4,247,811
Current period gross charge-offs	$8	$203	$143	$20	$1,317	$2,872	$50	$4,613
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Park considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the three months ended March 31, 2025 and for the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

March 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,068	$—	$—	$—	$—	$—	$—	$1,068
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,068	$—	$—	$—	$—	$—	$—	$1,068
Current period gross charge-offs	$254	$—	$—	$—	$—	$—	$—	$254

Construction Real Estate: Retail
Performing	$3,521	$56,087	$16,812	$8,230	$5,983	$8,392	$459	$99,484
Nonperforming	—	—	—	—	—	20	—	20
Total	$3,521	$56,087	$16,812	$8,230	$5,983	$8,412	$459	$99,504
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$36,383	$196,486	$241,808	$243,137	$186,238	$446,001	$—	$1,350,053
Nonperforming	—	620	1,150	1,178	668	7,158	—	10,774
Total	$36,383	$197,106	$242,958	$244,315	$186,906	$453,159	$—	$1,360,827
Current period gross charge-offs	$—	$25	$—	$—	$—		$—	$25

Residential Real Estate: HELOC
Performing	$—	$63	$142	$461	$349	$1,012	$206,309	$208,336
Nonperforming	—	—	81	40	13	561	160	855
Total	$—	$63	$223	$501	$362	$1,573	$206,469	$209,191
Current period gross charge-offs	$—	$—	$—	$—	$—		$—	$—

Residential Real Estate: Installment
Performing	$344	$1,083	$1,613	$126	$—	$2,816	$—	$5,982
Nonperforming	—	20	—	—	—	30	—	50
Total	$344	$1,103	$1,613	$126	$—	$2,846	$—	$6,032
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$142,173	$566,880	$413,937	$386,629	$181,215	$174,987	$5,373	$1,871,194
Nonperforming	—	653	916	901	537	642	2	3,651
Total	$142,173	$567,533	$414,853	$387,530	$181,752	$175,629	$5,375	$1,874,845
Current period gross charge-offs	$—	$513	$1,226	$866	$387	$284	$—	$3,276

March 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,845	$1,845
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,845	$1,845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3

Total Consumer Loans
Performing	$183,489	$820,599	$674,312	$638,583	$373,785	$633,208	$213,986	$3,537,962
Nonperforming	—	1,293	2,147	2,119	1,218	8,411	162	15,350
Total	$183,489	$821,892	$676,459	$640,702	$375,003	$641,619	$214,148	$3,553,312
Current period gross charge-offs	$254	$538	$1,226	$866	$387	$284	$3	$3,558

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,475	$—	$—	$—	$—	$—	$—	$1,475
Nonperforming	—	—	—	—	—	—	—	—
Total	1,475	$—	$—	$—	$—	$—	$—	$1,475
Current period gross charge-offs	$937	$—	$—	$—	$—	$—	$—	$937

Construction Real Estate: Retail
Performing	$51,109	$26,237	$8,517	$6,233	$3,571	$5,306	$460	$101,433
Nonperforming	—	—	—	—	22	—	—	22
Total	$51,109	$26,237	$8,517	$6,233	$3,593	$5,306	$460	$101,455
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$194,883	$236,260	$250,132	$192,193	$157,438	$303,356	$—	$1,334,262
Nonperforming	536	721	1,324	729	1,508	7,463	—	12,281
Total	$195,419	$236,981	$251,456	$192,922	$158,946	$310,819	$—	$1,346,543
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Residential Real Estate: HELOC
Performing	$13	$153	$577	$333	$56	$1,048	$200,346	$202,526
Nonperforming	—	39	14	56	—	610	214	933
Total	$13	$192	$591	$389	$56	$1,658	$200,560	$203,459
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Installment
Performing	$1,198	$1,704	$133	$—	$—	$2,947	$—	$5,982
Nonperforming	—	—	—	—	2	29	—	31
Total	$1,198	$1,704	$133	$—	$2	$2,976	$—	$6,013
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$607,783	$454,403	$427,982	$204,806	$126,075	$76,707	$7,248	$1,905,004
Nonperforming	337	1,035	928	452	310	404	3	3,469
Total	$608,120	$455,438	$428,910	$205,258	$126,385	$77,111	$7,251	$1,908,473
Current period gross charge-offs	$683	$3,532	$4,596	$2,328	$809	$743	$2	$12,693

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$60	$60

Total Consumer Loans
Performing	$856,461	$718,757	$687,341	$403,565	$287,140	$389,364	$209,953	$3,552,581
Nonperforming	873	1,795	2,266	1,237	1,842	8,506	217	16,736
Total	$857,334	$720,552	$689,607	$404,802	$288,982	$397,870	$210,170	$3,569,317
Current period gross charge-offs	$1,620	$3,532	$4,596	$2,328	$809	$774	$62	$13,721

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At March 31, 2025 and at December 31, 2024, there was no ACL on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at March 31, 2025 and at December 31, 2024 was $2.1 million and $2.2 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $546,000 and $551,000 at March 31, 2025 and at December 31, 2024, respectively.

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

The following tables present the amortized cost basis of loans at March 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$932	$6,503	$—	$150	$—	$7,585	0.61%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	6,186	799	1,478	175	1,426	10,064	0.50%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	69	69	0.07%
Residential real estate:
Commercial	—	898	—	—	—	—	898	0.14%
Mortgage	—	—	—	—	—	451	451	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	73	—	—	—	73	1.21%
Consumer:
Consumer	—	—	—	16	—	—	16	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$8,016	$7,375	$1,494	$325	$1,946	$19,156	0.24%

	Three Months Ended March 31, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$12,144	$2	$—	$—	$12,200	0.96%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	161	4,522	344	122	—	5,149	0.27%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	438	—	220	—	658	0.11%
Mortgage	—	—	48	—	—	—	48	—%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	57	—	—	—	57	0.95%
Consumer:
Consumer	—	—	—	8	—	—	8	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$215	$17,209	$354	$342	$—	$18,120	0.24%

At March 31, 2025, Park had commitments to lend $2.7 million related to loans which were both experiencing financial difficulty and modified during the three months ended March 31, 2025.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.35)%	0.9	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.78)%	2.6	0.5
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.5	0.5
Residential real estate:
Commercial	—	—%	0.0	0.5
Mortgage	—	—%	0.4	0.4
HELOC	—	—%	0.0	0.0
Installment	—	—%	15.1	0.0
Consumer:
Consumer	—	(1.06)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.75)%	1.4	0.5

	Three Months Ended March 31, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.50)%	0.3	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.90)%	3.0	0.4
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.00)%	3.0	0.0
Mortgage	—	—%	7.8	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	7.8	0.0
Consumer:
Consumer	—	(7.54)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.68)%	1.2	0.4

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following table provides the performance of loans as of the period end date, of modifications made to borrowers experiencing financial difficulty during the twelve months preceding March 31, 2025:

	Twelve Months Ended March 31, 2025
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$17,064	$294	$—	$—	$17,358
Overdrafts	—	—	—	—	—
Commercial real estate	13,552	124	—	—	13,676
Construction real estate:					—
Commercial	—	—	—	—	—
Retail	69	—	—	—	69
Residential real estate:					—
Commercial	1,299	—	—	—	1,299
Mortgage	1,006	53	—	78	1,137
HELOC	—		—	—	—
Installment	336	—	—	—	336
Consumer:					—
Consumer	11	—	—	14	25
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$33,337	$471	$—	$92	$33,900

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

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three months ended March 31, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

	Three Months Ended March 31, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$29	$—	$265	$—
Overdrafts	—	—	—	—
Commercial real estate	124	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	78	11	43
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	14	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$153	$92	$276	$43

Three Months Ended March 31, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$3,507	$—	$—	$9
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$3,526	$—	$—	$9

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

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the commercial, financial and agricultural and residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial real estate, construction real estate, and consumer portfolio segments. Park updated the LDA in the fourth quarter of 2024. During the COVID-19 pandemic, macroeconomic indicators showed significant deterioration, however, Park, along with most financial institutions, observed little to no meaningful increase in default activity. This can be attributed to external intervention in the form of deferral programs and government stimulus which is unlikely to reoccur in future downturns. For these reasons, management has excluded data from 2020-2022 in the LDA by using indicator variables during this time period.
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
◦As of March 31, 2025, the "most likely" scenario forecasted Ohio unemployment between 4.51% and 4.85% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2025, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing stabilization, lower levels of consumer confidence, higher unemployment rates, the impact of elevated inflation for several years with no immediate signs of sustained decline, the interest rate environment, financial system stress, geopolitical conflict, uncertainty regarding fiscal policy of the new political administration, including tariffs, and stress in the commercial real estate sector cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2025.

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

Qualitative adjustments amounted to $1.1 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively. Qualitative adjustments included a $719,000 and $757,000 reserve at March 31, 2025 and December 31, 2024, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area. Management will continue to evaluate potential losses as a result of Hurricane Helene as additional information becomes available.

ACL Activity
The activity in the ACL for the three-month periods ended March 31, 2025 and March 31, 2024 is summarized in the following tables:

	Three Months Ended March 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966
Charge-offs	301	—	—	25	3,279	—	3,605
Recoveries	337	14	1,104	45	1,513	—	3,013
Net (recoveries)/charge-offs	$(36)	$(14)	$(1,104)	$(20)	$1,766	$—	$592
(Recovery of) provision for credit losses	(1,311)	253	(90)	374	1,500	30	756
Ending balance	$11,408	$19,838	$8,139	$22,749	$25,815	$181	$88,130

	Three Months Ended March 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	220	—	—	1	3,019	—	3,240
Recoveries	171	22	914	82	1,210	—	2,399
Net charge-offs/(recoveries)	$49	$(22)	$(914)	$(81)	$1,809	$—	$841
(Recovery of) provision for credit losses	(476)	785	(399)	734	1,490	46	2,180
Ending balance	$14,971	$17,181	$5,742	$19,633	$27,394	$163	$85,084

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2025 and at December 31, 2024, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans which are individually evaluated for impairment in accordance with U.S. GAAP. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are individually evaluated. (See Note 1 - Summary of Significant Accounting Policies of the Notes to consolidated financial statements included in Park’s 2024 Form 10-K).

The composition of the ACL at March 31, 2025 and at December 31, 2024 was as follows:

	March 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$976	$68	$—	$—	$—	$—	$1,044
Individually evaluated for impairment - accrual	—	—	—	—	—		—
Collectively evaluated for impairment	10,432	19,770	8,139	22,749	25,815	181	87,086
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$11,408	$19,838	$8,139	$22,749	$25,815	$181	$88,130

Loan balance:
Individually evaluated for impairment - nonaccrual	$22,915	$22,930	$100	$1,763	$—	$10	$47,718
Individually evaluated for impairment - accrual	$13,935	$—	$—	$—	$—	$—	13,935
Loans collectively evaluated for impairment	1,210,378	2,005,101	461,692	2,237,255	1,876,690	28,827	7,819,943
Accruing loans acquired with deteriorated credit quality	—	1,318	569	252	—	—	2,139
Total ending loan balance	$1,247,228	$2,029,349	$462,361	$2,239,270	$1,876,690	$28,837	$7,883,735

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	4.26%	0.30%	—%	—%	—%	—%	2.19%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.86%	0.99%	1.76%	1.02%	1.38%	0.63%	1.11%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	0.91%	0.98%	1.76%	1.02%	1.38%	0.63%	1.12%

	December 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$1,259	$—	$—	$40	$—	$—	$1,299
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	11,424	19,571	7,125	22,315	26,081	151	86,667
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966

Loan balance:
Individually evaluated for impairment - nonaccrual	$24,194	$23,230	$8	$5,700	$—	$17	$53,149
Individually evaluated for impairment - accrual	15,290	—	—	—	—	—	15,290
Loans collectively evaluated for impairment	1,230,101	1,969,785	411,988	2,194,457	1,910,372	29,812	7,746,515
Accruing loans acquired with deteriorated credit quality	—	1,317	581	276	—	—	2,174
Total ending loan balance	$1,269,585	$1,994,332	$412,577	$2,200,433	$1,910,372	$29,829	$7,817,128

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	5.20%	—%	—%	0.70%	—%	—%	2.44%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.93%	0.99%	1.73%	1.02%	1.37%	0.51%	1.12%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.00%	0.98%	1.73%	1.02%	1.37%	0.51%	1.13%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2025 and at December 31, 2024, respectively, Park had $4.9 million and $5.6 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $4.8 million and $5.5 million at March 31, 2025 and at December 31, 2024, respectively. The gain expected upon sale was $67,000 and $72,000 at March 31, 2025 and at December 31, 2024, respectively. None of these loans were 90 days or more past due or on nonaccrual status at March 31, 2025 or at December 31, 2024.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month periods ended March 31, 2025 and 2024.

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	320	320
March 31, 2024	$159,595	$4,332	$163,927

December 31, 2024	$159,595	$3,437	$163,032
Amortization	—	274	274
March 31, 2025	$159,595	$3,163	$162,758

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2024, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at March 31, 2025 and at December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$11,293	$14,456	$11,019

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $274,000 and $320,000 for the three months ended March 31, 2025 and 2024, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2025 and the next four years follows:

(in thousands)	Total
Nine months ending December 31, 2025	$768
2026	887
2027	754
2028	618
2029	136

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
Affordable housing tax credit investments	$63,802	$66,077
Unfunded commitments	24,909	29,677

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2025 through 2039.

Park recognized amortization expense of $2.3 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, which were included within "Income taxes" in the consolidated condensed statements of income. Additionally, during the three months ended March 31, 2025 and 2024, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.8 million and $2.6 million, respectively, which were included within "Income taxes" in the consolidated condensed statements of income.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at March 31, 2025 and December 31, 2024 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2025	December 31, 2024
OREO:
Commercial real estate	$—	$938
Residential real estate	119	—
Total OREO	$119	$938

Loans in process of foreclosure:
Residential real estate	$2,431	$2,225

In addition to real estate, Park may also repossess different types of collateral. At March 31, 2025 and December 31, 2024, Park had $1.3 million and $1.2 million, respectively, in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.84 billion at March 31, 2025, $1.86 billion at December 31, 2024 and $1.91 billion at March 31, 2024. At March 31, 2025, $2.4 million of the sold mortgage loans were sold with recourse, compared to $2.5 million at December 31, 2024 and $2.9 million at March 31, 2024. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2025 and December 31, 2024, management had established reserves of $18,000 and $50,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
MSRs:
Carrying amount, net, beginning of period	$13,918	$14,656
Additions	238	143
Amortization	(398)	(389)
Change in valuation allowance	2	25
Carrying amount, net, end of period	$13,760	$14,435

Valuation allowance:
Beginning of period	$19	$94
Change in valuation allowance	(2)	(25)
End of period	$17	$69

Servicing fees included in "Other service income" were $1.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at March 31, 2025 were $16.3 million and $17.7 million, respectively. At December 31, 2024, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $16.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month periods ended March 31, 2025 and 2024 follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Lease cost
Operating lease cost	$640	$622
Sublease income	—	(10)
Total lease cost	$640	$612

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$73	$794
ROU assets obtained in exchange for new operating lease liabilities	$1,069	$547
Reductions to ROU assets resulting from reductions to lease obligations	$(437)	$(658)
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures for the three-month period ended March 31, 2025.

Park's operating leases had a weighted average remaining term of 9.8 years at both March 31, 2025 and December 31, 2024. The weighted average discount rate of Park's operating leases was 4.0% and 3.8% at March 31, 2025 and at December 31, 2024, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2025
Nine months ending December 31, 2025	$1,871
2026	2,502
2027	2,411
2028	2,370
2029	2,379
Thereafter	10,343
Total undiscounted minimum lease payments	$21,876
Present value adjustment	(4,216)
Total lease liabilities	$17,660

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

At March 31, 2025 and at December 31, 2024, Park's repurchase agreement borrowings totaled $81.0 million and $90.4 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $106.0 million and $124.1 million at March 31, 2025 and at December 31, 2024, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At March 31, 2025 and at December 31, 2024, Park had $392.8 million and $440.2 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2025 and at December 31, 2024:

	March 31, 2025
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$80,977	$—	$—	$—	$80,977

	December 31, 2024
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$90,432	$—	$—	$—	$90,432

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $14.9 million and $15.4 million at March 31, 2025 and at December 31, 2024, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the three-month periods ended March 31, 2025 and March 31, 2024. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income (loss)". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at March 31, 2025 and at December 31, 2024 follows:

	March 31, 2025	December 31, 2024
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$14,853	$15,445
Weighted average pay rates	4.502%	4.504%
Weighted average receive rates	4.502%	4.504%
Weighted average maturity (years)	5.3	5.4
Unrealized losses	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at March 31, 2025 and at December 31, 2024.

(In thousands)	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	14,853	774	15,445	1,009
Total included in "Other assets"	$14,853	$774	$15,445	$1,009

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$14,853	$(774)	$15,445	$(1,009)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$14,853	$(774)	$15,445	$(1,009)

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

At March 31, 2025 and at December 31, 2024, Park had $7.3 million and $4.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $132,000 and $85,000 at March 31, 2025 and at December 31, 2024, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2025 and December 31, 2024, the fair value of the swap agreement liability of $233,000 and $103,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month periods ended March 31, 2025 and 2024:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2025	$16,754	$(62,929)	$(46,175)
Other comprehensive income before reclassifications	—	11,516	11,516
Net current period other comprehensive income	—	11,516	11,516
Ending balance at March 31, 2025	$16,754	$(51,413)	$(34,659)

Beginning balance at January 1, 2024	$1,692	$(67,883)	$(66,191)
Other comprehensive loss before reclassifications	—	(518)	(518)
Amounts reclassified from accumulated other comprehensive loss	—	314	314
Net current period other comprehensive loss	—	(204)	(204)
Ending balance at March 31, 2024	$1,692	$(68,087)	$(66,395)

During the three-month period ended March 31, 2024, there was $398,000 ($314,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the sale of debt securities. This loss was recorded within "Loss on the sale of debt securities, net" on the consolidated condensed statements of income. During the three-month period ended March 31, 2025, there were no reclassifications out of accumulated other comprehensive loss.
Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands, except common share and per common share data)	2025	2024
Numerator:
Net income	$42,157	$35,204
Denominator:
Weighted-average common shares outstanding	16,159,342	16,116,842
Effect of dilutive PBRSUs	79,359	74,223
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs	16,238,701	16,191,065
Earnings per common share:
Basic earnings per common share	$2.61	$2.18
Diluted earnings per common share	$2.60	$2.17

Park awarded 49,350 PBRSUs and 59,165 PBRSUs to certain employees during the three months ended March 31, 2025 and 2024, respectively.

No common shares were repurchased during the three months ended March 31, 2025 or 2024, respectively, to fund the PBRSUs or the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations..

Note 17 - Share-Based Compensation

The 2017 Employees LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2025, 175,650 common shares were available for future grants under the 2017 Employees LTIP.

The 2017 Non-Employee Directors LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2025, 45,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the three months ended March 31, 2025 and 2024, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 49,350 common shares and 59,165 common shares, respectively, to certain employees of Park and its subsidiaries.

At March 31, 2025, Park reported 183,537 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the three months ended March 31, 2025 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	186,936	$122.68
Granted	59,165	131.30
Vested	(54,981)	103.70
Forfeited	—	—
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at March 31, 2024	191,120	$130.81
Nonvested at January 1, 2025	186,020	$131.20
Granted	49,350	170.72
Vested	(51,833)	119.31
Forfeited	—	—
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at March 31, 2025 (2)	183,537	$145.19
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of March 31, 2025, an aggregate of 181,892 PBRSUs were expected to vest.

A summary of awards vested during the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31,
	2025	2024
PBRSUs vested	51,833	54,981
Common shares withheld to satisfy employee income tax withholding obligations	19,468	21,937
Net common shares issued	32,365	33,044

Share-based compensation expense of $2.0 million was recognized for both the three-month periods ended March 31, 2025 and 2024, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at March 31, 2025:

(In thousands)
Nine months ending December 31, 2025	$5,218
2026	5,599
2027	3,662
2028	1,527
2029	241
Total	$16,247

Note 18 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for either of the three-month periods ended March 31, 2025 or 2024. Additionally, no contributions are expected to be made during the remainder of 2025.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2025	2024
Service cost	$1,632	$1,750	Employee benefits
Interest cost	1,478	1,719	Other components of net periodic pension benefit income
Expected return on plan assets	(3,834)	(3,935)	Other components of net periodic pension benefit income
Recognized prior service cost	12	12	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(712)	$(454)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2025	2024
Service cost	$194	$216	Employee benefits
Interest cost	182	155	Miscellaneous expense
Total SERP expense	$376	$371

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2025
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$191,438	$—	$191,438
U.S. Government sponsored entities’ asset-backed securities	—	526,178	—	526,178
Collateralized loan obligations	—	200,974	—	200,974
Corporate debt securities	—	12,927	6,722	19,649
Equity securities	11,390	—	611	12,001
Mortgage loans held for sale	—	4,903	—	4,903
Mortgage IRLCs	—	132	—	132
Loan interest rate swaps	—	774	—	774

Liabilities
Fair value swap	$—	$—	$233	$233
Loan interest rate swaps	—	774	—	774

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$249	$—	$249
Obligations of states and political subdivisions	—	186,883	—	186,883
U.S. Government sponsored entities’ asset-backed securities	—	518,576	—	518,576
Collateralized loan obligations	—	271,833	—	271,833
Corporate debt securities	—	12,419	6,664	19,083
Equity securities	10,885	—	603	11,488
Mortgage loans held for sale	—	5,550	—	5,550
Mortgage IRLCs	—	85	—	85
Loan interest rate swaps	—	1,009	—	1,009

Liabilities
Fair value swap	$—	$—	$103	$103
Loan interest rate swaps	—	1,009	—	1,009

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month periods ended March 31, 2025 and 2024, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2025 and 2024
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2025	$6,664	$603	$(103)
Transfer into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	8	(130)
Included in other comprehensive income	58	—	—
Balance at March 31, 2025	$6,722	$611	$(233)

Balance at January 1, 2024	$6,349	$473	$(123)
Transfers into (out of) level 3, net	—	—	—
Total gains
Included in other income	—	22	—
Included in other comprehensive income	23	—	—
Balance at March 31, 2024	$6,372	$495	$(123)

Level 3 corporate debt securities consist of a single debt security at both March 31, 2025 and December 31, 2024 which was valued using a discounted cash flow calculation. Significant unobservable inputs include the credit spread assumption which was 3.67% at both March 31, 2025 and December 31, 2024.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At March 31, 2025 and December 31, 2024, there were no PCD loans carried at fair value. Additionally, there were no accruing, individually evaluated, collateral-dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement. There were no OREO properties recorded at fair value as of March 31, 2025.

Fair Value Measurements at March 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2025
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial real estate	$—	$—	$943	$943
Residential real estate	—	—	18	18
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$961	$961

MSRs	$—	$356	$—	$356

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,022	$1,022
Residential real estate	—	—	1,924	1,924
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$2,946	$2,946

MSRs	$—	$371	$—	$371

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

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

	March 31, 2025
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$1,029	$488	$68	$961
Remaining nonaccrual, individually evaluated loans	46,689	2,928	976	45,713
Total nonaccrual, individually evaluated loans	$47,718	$3,416	$1,044	$46,674

	December 31, 2024
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$2,986	$488	$40	$2,946
Remaining nonaccrual, individually evaluated loans	50,163	4,521	1,259	48,904
Total nonaccrual, individually evaluated loans	$53,149	$5,009	$1,299	$51,850

The expense from credit adjustments related to nonaccrual individually evaluated loans carried at fair value was $68,000 and $35,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

MSRs totaled $13.8 million at March 31, 2025. Of this $13.8 million MSR carrying balance, $0.4 million was recorded at fair value and included a valuation allowance of $17,000. The remaining $13.4 million was recorded at cost, as the fair value exceeded cost at March 31, 2025. At December 31, 2024, MSRs totaled $13.9 million. Of this $13.9 million MSR carrying balance, $0.4 million was recorded at fair value and included a valuation allowance of $19,000. The remaining $13.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2024. The income related to MSRs carried at fair value was $2,000 and $25,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

Total OREO held by Park at March 31, 2025 and December 31, 2024 was $0.1 million and $0.9 million, respectively. At March 31, 2025, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2024, there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The net income related to OREO fair value adjustments was $39,000 for the three-month period ended March 31, 2025. There was no net (expense) income related to OREO fair value adjustments for the three-month period ended March 31, 2024.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024:

March 31, 2025
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial real estate	$943	Sales comparison approach	Adj to comparables	0.0% - 30.0% (15.2%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$18	Sales comparison approach	Adj to comparables	11.9% - 38.9% (25.4%)

December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial real estate	$1,022	Sales comparison approach	Adj to comparables	0.0% - 30.0% (15.2%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$1,924	Sales comparison approach	Adj to comparables	4.7% - 45.5% (21.6%)
		Income approach	Capitalization rate	6.3% (6.3%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At March 31, 2025 and at December 31, 2024, Park had Partnership Investments with a NAV of $34.8 million and $32.6 million, respectively. At March 31, 2025 and at December 31, 2024, Park had $16.2 million and $17.6 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2025 and 2024, Park recognized expense of $299,000 and $690,000, respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at March 31, 2025 and at December 31, 2024, was as follows:

	March 31, 2025
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$237,614	$237,614	$—	$—	$237,614
Investment securities (1)	938,239	—	931,517	6,722	938,239
Other investment securities (2)	12,001	11,390	—	611	12,001

Mortgage loans held for sale	4,903	—	4,903	—	4,903
Mortgage IRLCs	132	—	132	—	132
Individually evaluated loans carried at fair value	961	—	—	961	961
Other loans, net	7,789,609	—	—	7,659,057	7,659,057
Loans receivable, net	$7,795,605	$—	$5,035	$7,660,018	$7,665,053

Financial liabilities:
Time deposits	$764,722	$—	$765,367	$—	$765,367
Brokered deposits and Bid Ohio CDs	45,499	—	45,488	—	45,488
Other	2,314	2,314	—	—	2,314
Deposits (excluding demand deposits)	$812,535	$2,314	$810,855	$—	$813,169

Short-term borrowings	$80,977	$—	$80,977	$—	$80,977
Subordinated notes	189,780	—	187,681	—	187,681

Derivative financial instruments - assets:
Loan interest rate swaps	$774	$—	$774	$—	$774

Derivative financial instruments - liabilities:
Fair value swap	$233	$—	$—	$233	$233
Loan interest rate swaps	774	—	774	—	774
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2024
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$160,566	$160,566	$—	$—	$160,566
Investment securities (1)	996,624	—	989,960	6,664	996,624
Other investment securities (2)	11,488	10,885	—	603	11,488

Mortgage loans held for sale	5,550	—	5,550	—	5,550
Mortgage IRLCs	85	—	85	—	85
Individually evaluated loans carried at fair value	2,946	—	—	2,946	2,946
Other loans, net	7,720,581	—	—	7,586,111	7,586,111
Loans receivable, net	$7,729,162	$—	$5,635	$7,589,057	$7,594,692

Financial liabilities:
Time deposits	$735,297	$—	$736,188	—	$736,188
Brokered deposits and Bid Ohio CDs	176,486	—	176,522	—	176,522
Other	1,265	1,265	—	—	1,265
Deposits (excluding demand deposits)	$913,048	$1,265	$912,710	$—	$913,975

Short-term borrowings	$90,432	$—	$90,432	$—	$90,432
Subordinated notes	189,651	—	185,599	—	185,599

Derivative financial instruments - assets:
Loan interest rate swaps	$1,009	$—	$1,009	$—	$1,009

Derivative financial instruments - liabilities:
Fair value swap	$103	$—	$—	$103	$103
Loan interest rate swaps	1,009	—	1,009	—	1,009
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 20 - Segment Information

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

Accounting policies for Park's reportable segment are the same as described in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2024 Form 10-K. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements.

	Banking Segment
	Three Months Ended March 31,
(in thousands)	2025	2024

Interest Income	$132,200	$126,640

Reconciliation of Revenue
Other revenues	$25,746	$26,200
Total consolidated revenues	$157,946	$152,840

Less:
Interest expense	$27,823	$31,017
Segment net interest income and noninterest income	$130,123	$121,823

Less:
Provision for credit losses	756	2,180
Salaries	36,216	35,733
Employee benefits	10,516	11,560
Occupancy expense	3,519	3,181
Furniture and equipment expense	2,301	2,583
Data processing fees	10,529	8,808
Professional fees and services	7,307	6,817
Marketing	1,528	1,741
Insurance	1,686	1,718
Communication	1,202	1,036
State tax expense	1,186	1,110
Amortization of intangible assets	274	320
Miscellaneous	1,900	2,621
Income taxes	9,046	7,211
Segment net income/consolidated net income	$42,157	$35,204

	Three Months Ended March 31,
(in thousands)	2025	2024
Other segment disclosures
Interest income	132,200	126,640
Interest expense	27,823	31,017
Depreciation	2,913	3,119
Amortization	274	320
Other significant noncash items:
Provision for credit losses	756	2,180
Segment assets	9,886,612	9,881,077

Reconciliation of assets
Total assets for reportable segments	$9,886,612	9,881,077
Other assets	—	—
Total consolidated assets	$9,886,612	$9,881,077

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the consolidated condensed statements of income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the three-month periods ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
Revenue by Operating Segment (in thousands)	2025	2024
Open
Personal trust and agency accounts	$3,158	$2,954
Employee benefit and retirement-related accounts	2,961	2,651
Investment management and investment advisory agency accounts	4,251	3,800
Other	624	619
Service charges on deposit accounts
NSF fees	763	792
DDA charges	1,475	1,208
Other	169	106
Other service income (1)
Credit card	677	611
HELOC	107	82
Installment	76	20
Real estate	1,778	1,497
Commercial	298	314
Debit card fee income	6,089	6,243
Bank owned life insurance income (2)	1,512	2,629
ATM fees	335	496
(Loss) gain on the sale of OREO, net	(229)	121
Loss on the sale of debt securities, net (2)	—	(398)
Loss on equity securities, net (2)	(862)	(687)
Other components of net periodic pension benefit income (2)	2,344	2,204
Miscellaneous (3)	220	938
Total other income	$25,746	$26,200
(1) "Other Service Income" totaled $2.9 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. Of this aggregate revenue approximately $1.4 million and $1.2 million was within the scope of ASC 606, with the remaining $1.5 million and $1.3 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended March 31, 2025 and 2024, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $0.2 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, all of which were within the scope of ASC 606.

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

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not result in the inclusion of an item as one impacting comparability of period results. For example, changes in the provision for/(recovery of) credit losses (aside from those related to former Vision Bank loan relationships), gains (losses) on equity securities, net, and asset valuation adjustments, reflect ordinary banking activities and are, therefore, typically excluded from consideration as items impacting comparability of period results.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended March 31, 2025 and March 31, 2024. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At March 31, 2025, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Worries that the Israel-Hamas ceasefire will collapse and Russia's invasion of the Ukraine will persist longer than expected. Risk grows that China may block the Taiwan Strait, causing business and consumer confidence to decline. Retaliatory tariffs reduce U.S. exports and lead to a global downturn. (2) Due to continuing concerns about rising inflation, the Federal Reserve raises federal funds rates. However, the Federal Reserve resumes easing rates as the recession persists. (3) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about the longevity of the Euro zone and causes financial stress to highly indebted nations. These developments further lower U.S. exports and the corporate earnings of foreign subsidiaries of U.S. companies. (4) Impacts of Trump tariffs and deportations are significantly worse than expected. Tariffs will be levied on China, Canada, Mexico and Europe and tariff rates will be the same as in the baseline forecast, however, tariffs will remain at the high level throughout 2025-2026. Retaliatory tariffs reduce U.S. exports and lead to global turn-down. Tax revenues are lower than in the baseline creating a higher deficit. (5) A recession occurs in the second quarter of 2025 and lasts through the fourth quarter of 2025 resulting in real GDP declining by 2.6%, unemployment rates rising to a peak of 8.3% in the second quarter of 2026, and the stock market falling 35% from the second quarter of 2025 to the fourth quarter of 2025. The adverse scenario also forecasts Ohio unemployment for the next twelve months to range from 6.7% to 9.6%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $28.3 million as of March 31, 2025 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $28.3 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2025 and 2024

Summary Discussion of Results

Net income for the three months ended March 31, 2025 of $42.2 million represented a $7.0 million, or 19.8%, increase compared to $35.2 million for the three months ended March 31, 2024. Pre-tax, pre-provision net income for the three months ended March 31, 2025 of $52.0 million represented a $7.4 million, or 16.5%, increase compared to $44.6 million for the three months ended March 31, 2024. Weighted average diluted common shares outstanding were 16,238,701 for the first quarter of 2025, compared to 16,191,065 weighted average diluted common shares outstanding for the first quarter of 2024.

The following discussion provides additional information regarding Park.

Overview

The following table reflects Park's net income for the first quarters (the three months ended March 31) of 2025 and 2024, and for the years ended December 31, 2024 and 2023.

(In thousands)	Q1 2025	Q1 2024	2024	2023
Net interest income	$104,377	$95,623	$398,019	$373,113
Provision for credit losses	756	2,180	14,543	2,904
Other income	25,746	26,200	122,588	92,634
Other expense	78,164	77,228	321,339	309,239
Income before income taxes	$51,203	$42,415	$184,725	$153,604
Income tax expense	9,046	7,211	33,305	26,870
Net income	$42,157	$35,204	$151,420	$126,734

Net interest income of $104.4 million for the three months ended March 31, 2025 represented a $8.8 million, or 9.2%, increase compared to $95.6 million for the three months ended March 31, 2024. The increase was a result of a $5.6 million increase in interest income and a $3.2 million decrease in interest expense.

The $5.6 million increase in interest income was due to a $9.4 million increase in interest income on loans, partially offset by a $3.8 million decrease in investment income. The $9.4 million increase in interest income on loans was primarily the result of a $350.6 million (or 4.69%) increase in average loans, from $7.48 billion for the three months ended March 31, 2024 to $7.83 billion for the three months ended March 31, 2025, as well as an increase in the yield on loans, which increased 27 basis points to 6.26% for the three months ended March 31, 2025, compared to 5.99% for the three months ended March 31, 2024. The $3.8 million decrease in investment income was primarily the result of a $188.4 million (or 12.03%) decrease in average investments, including money market investments, from $1.57 billion for the three months ended March 31, 2024 to $1.38 billion for the three months ended March 31, 2025. The decrease in investment income was also due to a decrease in the yield on investments, including money market investments, which decreased 56 basis points to 3.50% for the three months ended March 31, 2025, compared to 4.06% for the three months ended March 31, 2024.

The $3.2 million decrease in interest expense was due to a $2.0 million decrease in interest expense on deposits, as well as a $1.2 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was the result of a decrease in the cost of deposits of 18 basis points, from 1.94% for the three months ended March 31, 2024 to 1.76% for the three months ended March 31, 2025. This decrease was partially offset by a $149.8 million (or 2.65%) increase in average on-balance sheet interest bearing deposits from $5.64 billion for the three months ended March 31, 2024, to $5.79 billion for the three months ended March 31, 2025. The increase in on-balance sheet interest bearing deposits was due to an increase in savings accounts and time deposits, which was partially offset by decreases in transaction accounts and brokered and bid CD deposits. The decrease in interest expense on borrowings was the result of a decrease in the cost of borrowings of 31 basis points, from 4.25% for the three months ended March 31, 2024 to 3.94% for the three months ended March 31, 2025 as well as a $92.4 million (or 25.56%) decrease in average borrowings from $361.7 million for the three months ended March 31, 2024, to $269.3 million for the three months ended March 31, 2025.

The provision for credit losses of $756,000 for the three months ended March 31, 2025 represented a decrease of $1.4 million, compared to $2.2 million for the three months ended March 31, 2024. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

The table below reflects Park's total other income for the three months ended March 31, 2025 and 2024.

(Dollars in thousands)	2025	2024	$ change	% change
Other income:
Income from fiduciary activities	$10,994	$10,024	$970	9.7%
Service charges on deposit accounts	2,407	2,106	301	14.3%
Other service income	2,936	2,524	412	16.3%
Debit card fee income	6,089	6,243	(154)	(2.5)%
Bank owned life insurance income	1,512	2,629	(1,117)	(42.5)%
ATM fees	335	496	(161)	(32.5)%
(Loss) gain on the sale of OREO, net	(229)	121	(350)	N.M.
Loss on sale of debt securities, net	—	(398)	398	N.M.
Loss on equity securities, net	(862)	(687)	(175)	25.5%
Other components of net periodic benefit income	2,344	2,204	140	6.4%
Miscellaneous	220	938	(718)	(76.5)%
Total other income	$25,746	$26,200	$(454)	(1.7)%

Other income of $25.7 million for the three months ended March 31, 2025 represented a decrease of $454,000, or 1.7%, compared to $26.2 million for the three months ended March 31, 2024. The $970,000 increase in income from fiduciary activities was largely due to an increase in the market value of assets under management. The $301,000 increase in service charges on deposits was largely due to an increase in maintenance fees on deposits. The $412,000 increase in other service income was mainly due to an increase in mortgage related other service income. The $1.1 million decrease in bank owned life insurance income was primarily related to a decrease in death benefits received during the three months ended March 31, 2025. The change in loss on sale of debt securities, net was due to net losses on the sale of debt securities of $398,000 recorded during the three months ended March 31, 2024 compared to no net losses on the sale of debt securities during the three months ended March 31, 2025. The decrease in miscellaneous income was largely due to an increase in net loss on sale and disposal of assets, largely due to the impact of strategic initiatives.

The table below reflects Park's total other expense for the three months ended March 31, 2025 and 2024.

(Dollars in thousands)	2025	2024	$ change	% change
Other expense:
Salaries	$36,216	$35,733	$483	1.4%
Employee benefits	10,516	11,560	(1,044)	(9.0)%
Occupancy expense	3,519	3,181	338	10.6%
Furniture and equipment expense	2,301	2,583	(282)	(10.9)%
Data processing fees	10,529	8,808	1,721	19.5%
Professional fees and services	7,307	6,817	490	7.2%
Marketing	1,528	1,741	(213)	(12.2)%
Insurance	1,686	1,718	(32)	(1.9)%
Communication	1,202	1,036	166	16.0%
State tax expense	1,186	1,110	76	6.8%
Amortization of intangible assets	274	320	(46)	(14.4)%
Miscellaneous	1,900	2,621	(721)	(27.5)%
Total other expense	$78,164	$77,228	$936	1.2%

Total other expense of $78.2 million for the three months ended March 31, 2025 represented an increase of $936,000 compared to $77.2 million for the three months ended March 31, 2024. The increase in salaries expense was primarily related to increases in base salary expense, incentive compensation expense, and share-based compensation expense. The decrease in employee benefit expense was primarily due to a decrease in group insurance expense, partially offset by an increase in payroll tax related expense. The increase in occupancy expense was related to increases in rental of lease space expense and utilities expense. The decrease in furniture and equipment expense was primarily due to decreases in depreciation expense. The increase in data processing fees was mainly related to an increase in software related expenses, partially offset by a decrease in ATM and debit card processing expense. The increase in professional fees and services expense was primarily due to increases in legal expenses, consulting expenses, credit services expense and trust system provider expense, partially offset by decreases in other fees expense, temporary wages expense and appraisal related expense. The decrease in marketing expense was primarily due to decreases in advertising expense. The decrease in miscellaneous expense is primarily due to a decrease in expense for the allowance for unfunded credit losses and other non-loan related losses.

The table below provides certain balance sheet information and financial ratios for Park as of or for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	% change from 12/31/24	% change from 3/31/24
Loans	7,883,735	7,817,128	7,525,005	0.85%	4.77%
Allowance for credit losses	88,130	87,966	85,084	0.19%	3.58%
Net loans	7,795,605	7,729,162	7,439,921	0.86%	4.78%
Investment securities	1,042,163	1,100,861	1,339,747	(5.33)%	(22.21)%
Total assets	9,886,612	9,805,350	9,881,077	0.83%	0.06%
Total deposits	8,201,695	8,143,526	8,306,032	0.71%	(1.26)%
Average assets (1)	10,045,607	9,901,264	9,863,378	1.46%	1.85%
Efficiency ratio (2)	59.79%	61.44%	63.07%	(2.69)%	(5.20)%
Return on average assets (3)	1.70%	1.53%	1.44%	11.11%	18.06%
(1) Average assets for the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $607,000, $616,000 and $2.4 million for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024, respectively.
(3) Annualized for the three months ended March 31, 2025 and 2024.

Loans

Loans outstanding at March 31, 2025 were $7.88 billion, compared to (i) $7.82 billion at December 31, 2024, an increase of $66.6 million, and (ii) $7.53 billion at March 31, 2024, an increase of $358.7 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 03/31/24	% change from 03/31/24
Home equity	$209,657	$203,927	$177,094	$5,730	2.8%	$32,563	18.4%
Installment	1,895,950	1,927,168	1,947,215	(31,218)	(1.6)%	(51,265)	(2.6)%
Real estate	1,465,123	1,452,833	1,359,193	12,290	0.8%	105,930	7.8%
Commercial	4,311,093	4,230,399	4,038,327	80,694	1.9%	272,766	6.8%
Other	1,912	2,801	3,176	(889)	(31.7)%	(1,264)	(39.8)%
Total loans	$7,883,735	$7,817,128	$7,525,005	$66,607	0.9%	$358,730	4.8%

Park's allowance for credit losses was $88.1 million at March 31, 2025, compared to $88.0 million at December 31, 2024, an increase of $164,000, or 0.2%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at March 31, 2025 were $8.20 billion, compared to (i) $8.14 billion at December 31, 2024, an increase of $58.2 million and (ii) $8.31 billion at March 31, 2024, a decrease of $104.3 million. Total deposits including off balance sheet deposits at March 31, 2025 were $8.45 billion, compared to (i) $8.26 billion at December 31, 2024, an increase of $193.8 million and (ii) $8.31 billion at March 31, 2024, an increase of $144.2 million.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 03/31/24	% change from 03/31/24
Non-interest bearing deposits	$2,637,577	$2,612,708	$2,587,152	$24,869	1.0%	$50,425	1.9%
Transaction accounts	2,095,687	1,939,755	2,270,677	155,932	8.0%	(174,990)	(7.7)%
Savings	2,658,210	2,679,280	2,604,012	(21,070)	(0.8)%	54,198	2.1%
Certificates of deposit	764,722	735,297	663,859	29,425	4.0%	100,863	15.2%
Brokered and bid CD deposits	45,499	176,486	180,332	(130,987)	(74.2)%	(134,833)	(74.8)%
Total deposits	$8,201,695	$8,143,526	$8,306,032	$58,169	0.7%	$(104,337)	(1.3)%
Off balance sheet deposits	$250,847	$115,186	$2,279	135,661	117.8%	248,568	N.M.
Total deposits including off balance sheet deposits	$8,452,542	$8,258,712	$8,308,311	193,830	2.3%	144,231	1.7%

In order to manage the impact of deposit growth on its balance sheet, Park utilizes a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs.

The table below breaks out the change in deposit balances, by deposit type, for Park.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 03/31/24	% change from 03/31/24
Retail deposits	$4,078,123	$4,035,351	$4,027,777	$42,772	1.1%	$50,346	1.2%
Commercial deposits	4,078,073	3,931,689	4,097,923	$146,384	3.7%	$(19,850)	(0.5)%
Brokered and bid CD deposits	45,499	176,486	180,332	$(130,987)	(74.2)%	$(134,833)	(74.8)%
Total deposits	$8,201,695	$8,143,526	$8,306,032	$58,169	0.7%	$(104,337)	(1.3)%
Off balance sheet deposits	250,847	115,186	2,279	$135,661	117.8%	$248,568	N.M.
Total deposits including off balance sheet deposits	$8,452,542	$8,258,712	$8,308,311	$193,830	2.3%	$144,231	1.7%

Noninterest bearing deposits to total deposits	32.2%	32.1%	31.1%

During the three months ended March 31, 2025, total deposits including off balance sheet deposits increased by $193.8 million, or 2.3%. This increase consisted of a $146.4 million increase in total commercial deposits, a $135.7 million increase in off balance sheet deposits and a $42.8 million increase in retail deposits, partially offset by a $131.0 million decrease in brokered and bid CD deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on and off Park's balance sheet.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 03/31/24	% change from 03/31/24
Public funds included in commercial deposits	$1,482,976	$1,278,325	$1,513,494	$204,651	16.0%	$(30,518)	(2.0)%
Bid Ohio CDs	45,499	76,497	89,996	$(30,998)	(40.5)%	$(44,497)	(49.4)%
Total public fund deposits	$1,528,475	$1,354,822	$1,603,490	$173,653	12.8%	$(75,015)	(4.7)%

Cost of public fund deposits	1.97%	2.36%	2.41%
Cost of total interest bearing deposits	1.76%	1.97%	1.94%

As of March 31, 2025, Park had approximately $1.5 billion of uninsured deposits, which was 18.2% of total deposits. Uninsured deposits of $1.5 billion included $400.2 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2025 and 2024

Net interest income increased by $8.8 million, or 9.2%, to $104.4 million for the first quarter of 2025, compared to $95.6 million for the first quarter of 2024. See the discussion under the table below.

	Three months ended March 31, 2025			Three months ended March 31, 2024
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,833,234	$120,918	6.26%	$7,482,650	$111,452	5.99%
Taxable investments	887,578	7,130	3.26%	1,186,510	11,899	4.03%
Tax-exempt investments (2)	202,557	1,606	3.22%	223,533	1,785	3.21%
Money market instruments	287,016	3,153	4.46%	155,511	2,120	5.48%
Interest earning assets	$9,210,385	$132,807	5.85%	$9,048,204	$127,256	5.66%

Interest bearing deposits	$5,793,915	$25,206	1.76%	$5,644,088	$27,193	1.94%
Short-term borrowings	79,537	291	1.49%	172,493	1,464	3.41%
Long-term debt	189,717	2,326	4.97%	189,210	2,360	5.02%
Interest bearing liabilities	$6,063,169	$27,823	1.86%	$6,005,791	$31,017	2.08%
Excess interest earning assets	$3,147,216			$3,042,413
Tax equivalent net interest income		$104,984			$96,239
Net interest spread			3.99%			3.58%
Net interest margin			4.62%			4.28%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $270,000 for the three months ended March 31, 2025 and $241,000 for the same period of 2024.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $337,000 for the three months ended March 31, 2025 and $375,000 for the same period of 2024.

Average interest earning assets for the first quarter of 2025 increased by $162.2 million, or 1.8%, to $9,210 million for the first quarter of 2025, compared to $9,048 million for the first quarter of 2024. The average yield on interest earning assets increased by 19 basis points to 5.85% for the first quarter of 2025, compared to 5.66% for the first quarter of 2024.

Loan interest income for the three months ended March 31, 2025, included $1.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, for the three months ended March 31, 2025, the average yield on total loans was 6.21%, the average yield on interest earning assets was 5.80% and the net interest margin was 4.58%.

Average interest bearing liabilities for the first quarter of 2025 increased by $57.4 million, or 1.0%, to $6,063 million, compared to $6,006 million for the first quarter of 2024. The average cost of interest bearing liabilities decreased by 22 basis points to 1.86% for the first quarter of 2025, compared to 2.08% for the first quarter of 2024.

Yield on Loans: Average loan balances increased $350.6 million, or 4.7%, to $7,833 million for the first quarter of 2025, compared to $7,483 million for the first quarter of 2024. The average yield on the loan portfolio increased by 27 basis points to 6.26% for the first quarter of 2025, compared to 5.99% for the first quarter of 2024.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2025 and 2024.

	Three months ended March 31, 2025		Three months ended March 31, 2024
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$206,377	7.46%	$174,894	8.55%
Installment loans	1,910,777	6.78%	1,944,321	6.17%
Real estate loans	1,453,457	5.38%	1,345,036	4.85%
Commercial loans (1)	4,258,787	6.27%	4,014,186	6.17%
Other	3,836	8.42%	4,213	8.15%
Total loans before allowance	$7,833,234	6.26%	$7,482,650	5.99%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $270,000 for the three months ended March 31, 2025 and $241,000 for the same period of 2024.

Commercial loan interest income for the three months ended March 31, 2025, included $1.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, the average tax equivalent yield on commercial loans was 6.17% for the three months ended March 31, 2025 and the average tax equivalent yield on total loans was 6.21% for the three months ended March 31, 2025.

Cost of Deposits: Average interest bearing deposit balances increased $149.8 million, or 2.7%, to $5,794 million for the first quarter of 2025, compared to $5,644 million for the first quarter of 2024. The average cost of funds on deposit balances decreased by 18 basis points to 1.76% for the first quarter of 2025, compared to 1.94% for the first quarter of 2024. The table below shows for the three months ended March 31, 2025 and 2024, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2025		Three months ended March 31, 2024
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,128,575	1.42%	$2,168,763	1.70%
Savings deposits and clubs	2,804,486	1.59%	2,632,699	1.64%
Time deposits	746,392	3.01%	658,364	3.01%
Brokered/bid CD deposits	114,462	4.39%	184,262	5.26%
Total interest bearing deposits	$5,793,915	1.76%	$5,644,088	1.94%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2025 and for the years ended December 31, 2024, 2023 and 2022.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - year	6.14%	3.74%	5.16%	5.78%
2025 - first three months	6.26%	3.25%	4.46%	5.85%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $270,000 for the three months ended March 31, 2025, and $964,000, $811,000 and $627,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $337,000 for the three months ended March 31, 2025, and $1.5 million, $2.9 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2025 and for the years ended December 31, 2024, 2023 and 2022.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - year	1.97%	2.60%	4.98%	2.08%
2025 - first three months	1.76%	1.49%	4.97%	1.86%

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

The table below provides additional information on the provision for credit losses for the three-month periods ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Beginning balance	$87,966	$83,745
Charge-offs	3,605	3,240
Recoveries	3,013	2,399
Net charge-offs	592	841
Provision for credit losses	756	2,180
Ending balance	$88,130	$85,084

Net charge-offs as a % of average loans (annualized)	0.03%	0.05%

Net charge-offs were $592,000 or 0.03% annualized, of total average loans, for the three months ended March 31, 2025, compared to $841,000, or 0.05% annualized, of total average loans, for the three months ended March 31, 2024. Included in recoveries for the three months ended March 31, 2025 was $1.1 million in recoveries from former Vision Bank loan relationships compared to $1.0 million in recoveries for the three months ended March 31, 2024.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at March 31, 2025, December 31, 2024, and March 31, 2024. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are also to be individually evaluated.

(Dollars in thousands)	3/31/2025	12/31/2024	3/31/2024
Total allowance for credit losses	$88,130	$87,966	$85,084
Allowance on accruing PCD loans	—	—	—
Reserves on individually evaluated loans - accruing	—	—	—
Reserves on individually evaluated loans - nonaccrual	1,044	1,299	5,032
General reserves on collectively evaluated loans	$87,086	$86,667	$80,052

Total loans	$7,883,735	$7,817,128	$7,525,005
Accruing PCD loans	2,139	2,174	2,454
Individually evaluated loans - accrual	13,935	15,290	—
Individually evaluated loans - nonaccrual	47,718	53,149	54,742
Collectively evaluated loans	$7,819,943	$7,746,515	$7,467,809

Allowance for credit losses as a % of period end loans	1.12%	1.13%	1.13%
General reserve as a % of collectively evaluated loans	1.11%	1.12%	1.07%

The total allowance for credit losses of $88.1 million at March 31, 2025 represented a $164,000, or 0.2%, increase compared to $88.0 million at December 31, 2024. The increase was due to a $419,000 increase in general reserves, partially offset by a $255,000 decrease in individual reserves on nonaccrual loans.

The total allowance for credit losses of $88.1 million at March 31, 2025 represented a $3.0 million, or 3.6%, increase compared to $85.1 million at March 31, 2024. The increase was due to a $7.0 million increase in general reserves partially offset by a $4.0 million decrease in individual reserves on nonaccrual loans. The decrease in individual reserves at March 31, 2025 and December 31, 2024 compared to March 31, 2024 was primarily related to $4.2 million in charge-offs related to two relationships that previously carried individual reserves, partially offset by new or increasing reserves on other credits.

Nonperforming Assets: Non-performing assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (3) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at March 31, 2025, December 31, 2024 and March 31, 2024.

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Nonaccrual loans	$61,929	$68,178	$70,189
Loans past due 90 days or more	1,219	1,754	1,570
Total nonperforming loans	$63,148	$69,932	$71,759

OREO	119	938	1,674
Total nonperforming assets	$63,267	$70,870	$73,433

Percentage of nonaccrual loans to total loans	0.79%	0.87%	0.93%
Percentage of nonperforming loans to total loans	0.80%	0.89%	0.95%
Percentage of nonperforming assets to total loans	0.80%	0.91%	0.98%
Percentage of nonperforming assets to total assets	0.64%	0.72%	0.74%

Nonperforming loans as of March 31, 2025 of $63.1 million represented a $6.8 million, or 9.70%, decrease from $69.9 million at December 31, 2024. The decline was mostly attributable to a reduction in nonaccrual commercial loan balances due to loan payoffs and collection efforts.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at March 31, 2025, December 31, 2024 and March 31, 2024. Loans are classified as current if they are less than 30 days past due.

	March 31, 2025			December 31, 2024			March 31, 2024
(In thousands)	Balance		Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$44,207		0.56%	$44,135	0.56%	1	$50,532	0.67%
Nonaccrual loans - past due	17,722	0.88%	0.23%	24,043	0.31%		19,657	0.26%
Total nonaccrual loans	$61,929		0.79%	$68,178	0.87%		$70,189	0.93%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Pass rated	$4,186,930	$4,094,178	$3,945,112
Special Mention	77,844	81,090	57,934
Substandard	3,003	3,484	1,598
Individually evaluated for impairment - accrual	13,935	15,290	—
Individually evaluated for impairment - nonaccrual	47,718	53,149	57,742
Accruing PCD	2,061	2,095	2,372
Total	$4,331,491	$4,249,286	$4,064,758
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $94.8 million of accruing commercial loans included on the watch list at March 31, 2025, compared to $99.9 million at December 31, 2024, and $59.5 million at March 31, 2024. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $24.2 million, or 0.31%, of total loans at March 31, 2025, compared to $28.4 million, or 0.36% of total loans at December 31, 2024, and $21.6 million or 0.29% of total loans at March 31, 2024.

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

Nonaccrual individually evaluated commercial loans were $47.7 million at March 31, 2025, a decrease of $5.4 million, compared to $53.1 million at December 31, 2024 and a decrease of $10.0 million, compared to $57.7 million at March 31, 2024. Accruing individually evaluated commercial loans were $13.9 million at March 31, 2025, compared to $15.3 million at December 31, 2024 and no accruing individually evaluated commercial loans at March 31, 2024.

At March 31, 2025 Park had taken partial charge-offs of $3.4 million related to the $47.7 million of nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $5.0 million related to the $53.1 million of nonaccrual individually evaluated commercial loans at December 31, 2024.

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At March 31, 2025 and at December 31, 2024, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at March 31, 2025 and at December 31, 2024 was $2.1 million and $2.2 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality at March 31, 2025 and at December 31, 2024 was $546,000 and $551,000, respectively.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges as it adjusts to the new normal of work from home brought on by the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of March 31, 2025, Park had $247.4 million of loans which were fully or partially secured by non-owner-occupied office space, $245.2 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

Additionally, in calculating the allowance, management considered the geopolitical environment and uncertainty regarding the fiscal policy of the new political administration, including tariffs. While it is too early to assess the impact of increased tariffs on individual borrowers, management continues to weigh a baseline ("most likely" scenario) forecast with a "moderate recession" scenario in calculating the general reserve. The "moderate recession" scenario considers the impact of tariffs being higher for longer than considered in the "most likely" scenario

Other Income

Other income decreased by $454,000 to $25.7 million for the quarter ended March 31, 2025, compared to $26.2 million for the first quarter of 2024.

The following table provides a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2025	2024	Change
Income from fiduciary activities	$10,994	$10,024	$970
Service charges on deposit accounts	2,407	2,106	301
Other service income	2,936	2,524	412
Debit card fee income	6,089	6,243	(154)
Bank owned life insurance income	1,512	2,629	(1,117)
ATM fees	335	496	(161)
(Loss) gain on the sale of OREO, net	(229)	121	(350)
Loss on the sale of debt securities, net	—	(398)	398
Loss on equity securities, net	(862)	(687)	(175)
Other components of net periodic pension benefit income	2,344	2,204	140
Miscellaneous	220	938	(718)
Total other income	$25,746	$26,200	$(454)

Income from fiduciary activities increased by $970,000, or 9.7%, to $11.0 million for the three months ended March 31, 2025, compared to $10.0 million for the same period of 2024. The increase in income from fiduciary activities was largely due to an increase in the market value of assets under management. The average market value of assets under management for the three months ended March 31, 2025 was $8,766 million compared to $8,373 million for the same period in 2024.

Service charges on deposit accounts increased by $301,000, or 14.3%, to $2.4 million for the three months ended March 31, 2025, compared to $2.1 million for the same period of 2024. The increase was primarily due to a $329,000 increase in maintenance fees on deposit accounts.

Other service income increased by $412,000, or 16.3%, to $2.9 million for the three months ended March 31, 2025, compared to $2.5 million for the same period of 2024. The primary reason for the increase for the three months ended March 31, 2025 compared to the same period of 2024 was a $280,000 increase in income related to mortgage loans.

Bank owned life insurance income decreased by $1.1 million to $1.5 million for the three months ended March 31, 2025, compared to $2.6 million for the same period of 2024. The decrease for the three-month period ended March 31, 2025 compared to the three-month period ended March 31, 2024 was primarily due to a decrease in received death benefits.

During the three-month period ended March 31, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities during the three-month period ended March 31, 2025.

Miscellaneous income decreased $718,000, or 76.5%, to $220,000 for the three months ended March 31, 2025, compared to $938,000 for the same period in 2024. The decrease for the three-month period ended March 31, 2025 compared to the same period of 2024 was largely due to an increase in net loss on the sale and disposal of assets, largely due to the impact of strategic initiatives.

Other Expense

Other expense increased by $936,000, or 1.2%, to $78.2 million for the three months ended March 31, 2025 compared to $77.2 million for the same period of 2024.

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2025	2024	Change
Salaries	$36,216	$35,733	$483
Employee benefits	10,516	11,560	(1,044)
Occupancy expense	3,519	3,181	338
Furniture and equipment expense	2,301	2,583	(282)
Data processing fees	10,529	8,808	1,721
Professional fees and services	7,307	6,817	490
Marketing	1,528	1,741	(213)
Insurance	1,686	1,718	(32)
Communication	1,202	1,036	166
State tax expense	1,186	1,110	76
Amortization of intangible assets	274	320	(46)
Miscellaneous	1,900	2,621	(721)
Total other expense	$78,164	$77,228	$936

Salaries increased by $483,000, or 1.4%, to $36.2 million for the three months ended March 31, 2025, compared to $35.7 million for the same period in 2024. The increase for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to an increase of $357,000 in base salaries expense.

Employee benefits decreased $1.0 million, or 9.0%, to $10.5 million for the three months ended March 31, 2025, compared to $11.6 million for the same period in 2024. The $1.0 million decrease for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease in group insurance costs of $1.7 million, partially offset by an increase in other employee benefits expense of of $465,000.

Occupancy expense increased $338,000, or 10.6%, to $3.5 million for the three months ended March 31, 2025, compared to $3.2 million for the same period in 2024. The increase for the three-month period ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in expense for the rental of leased space of $176,000 and an increase in utilities expense of $106,000.

Data processing expense increased $1.7 million, or 19.5%, to $10.5 million for the three months ended March 31, 2025 compared to $8.8 million for the same period in 2024. The increase for the three-month period ended March 31, 2025 compared to the same period in 2024 related to an increase of $2.1 million software expense, partially offset by a decline in debit card and ATM processing costs of $369,000.

Professional fees and services expense increased $490,000, or 7.2%, to $7.3 million for the three months ended March 31, 2025 compared to $6.8 million for the same period in 2024. The increase for the three-month period ended March 31, 2025 compared to the same period in 2024 primarily related to an increase of $292,000 in trust systems provider expense, a $204,000 increase in legal expense, a $191,000 increase in consulting expenses, and a $154,000 increase in credit services expense, partially offset by a $214,000 decrease in other fees expense.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense decreased $721,000, or 27.5%, to $1.9 million for the three-month period ended March 31, 2025, compared to $2.6 million for the same period in 2024. This $721,000 decrease in expense was primarily related to a decrease of $394,000 in the provision for unfunded credit losses and a $261,000 decrease in non-loan related losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED
(in thousands except per common share data)	March 31, 2025	March 31, 2024	Affected Line Item
Net interest income	$104,377	$95,623
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	175	352	Interest and fees on loans
less interest income on former Vision Bank relationships	1,019	2	Interest and fees on loans
Net interest income - adjusted	$103,183	$95,269

Provision for credit losses	$756	$2,180
less recoveries on former Vision Bank relationships	(1,097)	(953)	Provision for credit losses
Provision for credit losses - adjusted	$1,853	$3,133

Total other income	$25,746	$26,200
less loss on sale of debt securities, net	—	(398)	Loss on the sale of debt securities, net
less impact of strategic initiatives	(914)	(155)	Miscellaneous
less Vision related (loss) gain on the sale of OREO, net	(229)	121	(Loss) gain on the sale of OREO, net
less other service income related to former Vision Bank relationships	3	7	Other service income
Total other income - adjusted	$26,886	$26,625

Total other expense	$78,164	$77,228
less building demolition costs	—	65	Occupancy expense
less direct expenses related to collection of payments on former Vision Bank loan relationships	276	—	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	274	320	Amortization of intangible assets
Total other expense - adjusted	$77,614	$76,843

Tax effect of adjustments to net income identified above (7)	$(126)	$(104)

Net income - reported	$42,157	$35,204
Net income - adjusted (6)	$41,682	$34,811

Diluted EPS	$2.60	$2.17
Diluted EPS- adjusted (6)	$2.57	$2.15

Annualized return on average assets (1)(2)	1.70%	1.44%
Annualized return on average assets- adjusted (1)(2)(6)	1.68%	1.42%

Annualized return on average tangible assets (1)(2)(4)	1.73%	1.46%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.71%	1.44%

Annualized return on average shareholders' equity (1)(2)	13.46%	12.23%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	13.31%	12.09%

Annualized return on average tangible equity (1)(2)(3)	15.44%	14.24%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	15.27%	14.08%

Efficiency ratio (5)	59.79%	63.07%
Efficiency ratio- adjusted (5)(6)	59.39%	62.72%

Annualized net interest margin (5)	4.62%	4.28%
Annualized net interest margin- adjusted (5)(6)	4.57%	4.26%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months ended March 31, 2025 and March 31, 2024, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024
AVERAGE SHAREHOLDERS' EQUITY	$1,270,259	$1,158,184
Less: Average goodwill and other intangible assets	162,938	164,137
AVERAGE TANGIBLE EQUITY	$1,107,321	$994,047

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024
AVERAGE ASSETS	$10,045,607	$9,363,378
Less: Average goodwill and other intangible assets	162,938	164,137
AVERAGE TANGIBLE ASSETS	$9,882,669	$9,199,241

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024
Interest income	$132,200	$126,640
FTE adjustment	607	616
FTE interest income	$132,807	$127,256
Interest expense	27,823	31,017
FTE net interest income	$104,984	$96,239

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

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024
Net income	$42,157	$35,204
Plus: Income taxes	9,046	7,211
Plus: Provision for credit losses	756	2,180
Pre-tax, pre-provision net income	$51,959	$44,595

Income Tax

Income tax expense was $9.0 million for the first quarter of 2025 and consisted of federal income tax expense of $8.7 million and state income tax expense of $328,000. This compares to income tax expense of $7.2 million for the first quarter of 2024, which consisted of federal income tax expense of $6.9 million and state income tax expense of $321,000. The effective income tax rate for the first quarter of 2025 was 17.7%, compared to 17.0% for the same period in 2024.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2025 year will be approximately $6.4 million.

Comparison of Financial Condition
At March 31, 2025 and at December 31, 2024

Changes in Financial Condition

Total assets increased by $81.3 million during the first three months of 2025 to $9,887 million at March 31, 2025, compared to $9,805 million at December 31, 2024. This increase was primarily due to the following:

•Cash and cash equivalents increased by $77.0 million, or 48.0%, to $237.6 million at March 31, 2025, compared to $160.6 million at December 31, 2024. Money market instruments increased by $44.9 million and cash and due from banks increased by $32.1 million.
•Loans increased by $66.6 million, or 0.9%, to $7,884 million at March 31, 2025, compared to $7,817 million at December 31, 2024.
•Total investment securities decreased by $58.7 million, or 5.3%, to $1,042 million at March 31, 2025, compared to $1,101 million at December 31, 2024.

Total liabilities increased by $46.1 million, or 0.5%, during the first three months of 2025 to $8,608 million at March 31, 2025, compared to $8,562 million at December 31, 2024. This change was primarily due to the following:

•Total deposits increased by $58.2 million, or 0.7%, to $8,202 million at March 31, 2025, compared to $8,144 million at December 31, 2024.
•Unsettled investment commitments increased by $12.0 million to $12.0 million at March 31, 2025, compared to no unsettled investment commitments at December 31, 2024.
•Short-term borrowings decreased by $9.5 million, or 10.5%, to $81.0 million at March 31, 2025, compared to $90.4 million at December 31, 2024.
•Other liabilities decreased by $8.6 million, or 11.1%, to $69.3 million at March 31, 2025, compared to $78.0 million at December 31, 2024.

Total shareholders’ equity increased by $35.2 million, or 2.8%, to $1,279 million at March 31, 2025, from $1,244 million at December 31, 2024. This change was primarily due to the following:

•Retained earnings increased by $24.5 million during the period primarily as a result of net income of $42.2 million, partially offset by cash dividends on common shares of $17.5 million.
•Accumulated other comprehensive loss, net of taxes decreased by $11.5 million during the period primarily as a result of a $11.5 million unrealized net holding gain on debt securities available-for-sale, net of income tax effect.
•Treasury shares decreased by $3.3 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Common shares decreased by $4.2 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes), partially offset by an increase due to share-based compensation expense.

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

Liquidity

Cash provided by operating activities was $37.9 million and $35.0 million for the three months ended March 31, 2025 and 2024, respectively. Net income was the primary source of cash from operating activities for each of the three-months periods ended March 31, 2025 and 2024.

Cash provided by investing activities was $11.0 million and $32.1 million for the three months ended March 31, 2025 and 2024, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $84.1 million for the three months ended March 31, 2025 and $87.6 million for the three months ended March 31, 2024. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $65.7 million and $49.5 million for the three months ended March 31, 2025 and 2024, respectively.

Cash provided by financing activities was $28.2 million and $20.8 million for the three months ended March 31, 2025 and 2024, respectively. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $58.2 million and $263.5 million of cash for the three months ended March 31, 2025 and 2024, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the three months ended March 31, 2025, net short-term borrowings decreased and used $9.5 million in cash. For the three months ended March 31, 2024, net short-term borrowings decreased and used $222.3 million in cash. Finally, cash declined by $17.6 million and $17.4 million for the three months ended March 31, 2025 and 2024, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $1.89 billion at March 31, 2025. The Corporation’s loan to asset ratio was 79.74% at March 31, 2025, compared to 79.72% at December 31, 2024 and 76.16% at March 31, 2024. Cash and cash equivalents were $237.6 million at March 31, 2025, compared to $160.6 million at December 31, 2024 and $306.1 million at March 31, 2024. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at March 31, 2025 was $1,279 million, or 12.9% of total assets, compared to $1,244 million, or 12.7% of total assets, at December 31, 2024 and $1,162 million, or 11.8% of total assets, at March 31, 2024.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2025. The following table indicates the capital ratios for PNB and Park at March 31, 2025 and December 31, 2024.

	At March 31, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.01%	11.69%	11.69%	13.09%
Park	11.74%	13.70%	13.52%	16.85%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.80%	11.44%	11.44%	12.85%
Park	11.51%	13.46%	13.28%	16.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 67 of Park’s 2024 Form 10-K (Table 32) for disclosure concerning contractual obligations and commitments at December 31, 2024. There were no significant changes in contractual obligations and commitments during the first three months of 2025.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Loan commitments	$1,547,114	$1,525,435
Standby letters of credit	$36,012	$33,545

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

On page 66 (Table 31) of Park’s 2024 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $301.6 million or 3.4% of total interest earning assets at December 31, 2024. At March 31, 2025, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $366.2 million or 4.06% of total interest earning assets.

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

On page 67 of Park’s 2024 Form 10-K, management reported that at December 31, 2024, the earnings simulation model projected that net income would increase by 1.3% using a rising interest rate scenario and decrease by 1.3% using a declining interest rate scenario over the next year. At March 31, 2025, the earnings simulation model projected that net income would increase by 0.7% using a rising interest rate scenario and would decrease by 1.1% in a declining interest rate scenario. At March 31, 2025, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of March 31, 2025 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2024 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors set forth in Park's 2024 Form 10-K. Any of the risks described in Park's 2024 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2025, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2025	—	$—	—	996,088
February 1 through February 28, 2025	—	—	—	996,088
March 1 through March 31, 2025	—	—	—	996,088
Total	—	$—	—	996,088

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

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended March 31, 2025, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 6.      Exhibits

3.1
Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (Filed herewith)

3.2
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including the amendments adopted and approved by the Board of Directors of Park National Corporation on October 23, 2023] (Incorporated herein by reference to Exhibit 3.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed October 27, 2023)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Filed herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Filed herewith)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2025 and December 31, 2024 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2025 and 2024 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith). *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________

* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

May 2, 2025	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

May 2, 2025	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)