Form 10-Q
period 2025-06-30
PARK NATIONAL CORP /OH/
filed 2025-08-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

 Yes   ☐   No   ☒

At August 1, 2025 the number of common shares, without par value, of the registrant issued and outstanding was 16,071,347.

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

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	LDA	Loss driver analysis
2017 Non-Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LGD	Loss given default
ACH	Automated clearing house	MSRs	Mortgage servicing rights
ACL	Allowance for credit losses	NAV	Net asset value
AFS	Available-for-sale	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	NSF	Non-sufficient funds
ASU	Accounting Standards Update	OREO	Other real estate owned
ATM	Automated teller machine	Park's 2024 Form 10-K	The Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2024
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
COVID-19	Novel coronavirus	PCD	Purchased credit deteriorated
DCF	Discounted cash flow	PD	Probability of default
DDA	Demand deposit account	PNB	The Park National Bank
EPS	Earnings per common share	PBO	Projected benefit obligation
FASB	Financial Accounting Standards Board	PTPP	Pre-tax, pre-provision
FDIC	Federal Deposit Insurance Corporation	Registrant	Park National Corporation
FFIEC	Federal Financial Institutions Examination Council	ROU	Right-of-use
FHLB	Federal Home Loan Bank	SARs	Stock appreciation rights
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTE	Fully taxable equivalent	SEPH	SE Property Holdings, LLC
GDP	Gross domestic product	SERP	Supplemental Executive Retirement Plan
HELOC	Home equity line of credit	U.S.	United States of America
HPI	Home price index	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	VOV	Verification of value
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan

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

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$147,917	$122,363
Money market instruments	45,202	38,203
Cash and cash equivalents	193,119	160,566

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,015,599 and $1,076,281 at June 30, 2025 and December 31, 2024, respectively, and no allowance for credit losses at June 30, 2025 or at December 31, 2024)	954,510	996,624
Other investment securities	108,016	104,237
Total investment securities	1,062,526	1,100,861

Loans	7,963,221	7,817,128
Allowance for credit losses	(89,785)	(87,966)
Net loans	7,873,436	7,729,162

Bank owned life insurance	240,370	236,872
Prepaid assets	193,999	190,119
Goodwill	159,595	159,595
Other intangible assets	2,890	3,437
Premises and equipment, net	64,205	69,522
Affordable housing tax credit investments	72,526	66,077
OREO	638	938
Accrued interest receivable	36,105	36,280
Operating lease ROU asset	16,146	15,745
Mortgage loan servicing rights	13,729	13,918
Other	20,294	22,258
Total assets	$9,949,578	$9,805,350

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	June 30, 2025	December 31, 2024
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,620,106	$2,612,708
Interest bearing	5,617,660	5,530,818
Total deposits	8,237,766	8,143,526

Short-term borrowings	95,670	90,432
Subordinated notes	189,912	189,651
Unfunded commitments in affordable housing tax credit investments	33,281	29,677
Operating lease liability	17,519	16,505
Allowance for credit losses on off-balance sheet commitments	5,064	5,865
Accrued interest payable	7,885	7,859
Other	68,001	77,987
Total liabilities	$8,655,098	$8,561,502

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 40,000,000 shares authorized at June 30, 2025 and 20,000,000 shares at December 31, 2024; 17,623,104 common shares issued at June 30, 2025 and at December 31, 2024)	461,266	463,706
Retained earnings	1,032,793	977,599
Treasury shares (1,551,757 common shares at June 30, 2025 and 1,464,122 common shares at December 31, 2024)	(168,072)	(151,282)
Accumulated other comprehensive loss, net of taxes	(31,507)	(46,175)
Total shareholders' equity	1,294,480	1,243,848
Total liabilities and shareholders’ equity	$9,949,578	$9,805,350

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income:

Interest and fees on loans	$125,543	$115,318	$246,191	$226,529

Interest and dividends on:
Debt securities - taxable	6,693	10,950	13,823	22,849
Debt securities - tax-exempt	1,503	1,382	2,772	2,792
Other interest income	2,757	1,254	5,910	3,374
Total interest and dividend income	136,496	128,904	268,696	255,544

Interest expense:

Interest on deposits:
Demand and savings deposits	19,055	20,370	37,491	$40,225
Time deposits	5,821	7,525	12,591	$14,863

Interest on borrowings:
Short-term borrowings	300	811	591	$2,275
Subordinated notes	2,329	2,361	4,655	$4,721

Total interest expense	27,505	31,067	55,328	62,084

Net interest income	108,991	97,837	213,368	193,460

Provision for credit losses	2,853	3,113	3,609	5,293

Net interest income after provision for credit losses	$106,138	$94,724	$209,759	$188,167

Other income:
Income from fiduciary activities	$11,622	$10,728	$22,616	$20,752
Service charges on deposit accounts	2,514	2,214	4,921	4,320
Other service income	3,731	2,906	6,667	5,430
Debit card fee income	6,607	6,580	12,696	12,823
Bank owned life insurance income	1,762	1,565	3,274	4,194
ATM fees	367	458	702	954
Gain (loss) on the sale of OREO, net	27	(7)	(202)	114
Loss on the sale of debt securities, net	—	—	—	(398)
Gain (loss) on equity securities, net	2,480	358	1,618	(329)
Other components of net periodic pension benefit income	2,344	2,204	4,688	4,408
Miscellaneous	732	1,788	952	2,726
Total other income	$32,186	$28,794	$57,932	$54,994

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other expense:
Salaries	$38,560	$35,954	$74,776	$71,687
Employee benefits	9,108	9,873	19,624	21,433
Occupancy expense	3,269	2,975	6,788	6,156
Furniture and equipment expense	2,234	2,454	4,535	5,037
Data processing fees	11,021	9,542	21,550	18,350
Professional fees and services	7,395	6,022	14,702	12,839
Marketing	1,295	1,164	2,823	2,905
Insurance	1,667	1,777	3,353	3,495
Communication	941	1,002	2,143	2,038
State tax expense	1,350	1,129	2,536	2,239
Amortization of intangible assets	273	320	547	640
Miscellaneous	1,864	2,977	3,764	5,598
Total other expense	$78,977	$75,189	$157,141	$152,417

Income before income taxes	$59,347	$48,329	$110,550	$90,744

Income taxes	11,228	8,960	20,274	16,171

Net income	$48,119	$39,369	$90,276	$74,573

Earnings per common share:
Basic	$2.98	$2.44	$5.59	$4.62
Diluted	$2.97	$2.42	$5.56	$4.60

Weighted average common shares outstanding:
Basic	16,129,951	16,149,523	16,144,647	16,133,183
Diluted	16,215,565	16,239,617	16,227,150	16,215,342

Regular cash dividends declared per common share	$1.07	$1.06	$2.14	$2.12

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$48,119	$39,369	$90,276	$74,573

Other comprehensive income (loss), net of tax:
Debt securities available-for-sale:
Unrealized net holding gain (loss) on debt securities available-for-sale, net of income tax effect of $838 and $(547) for the three months ended June 30, 2025 and 2024, respectively, and $3,900 and $(685) for the six months ended June 30, 2025 and 2024, respectively.	3,152	(2,059)	14,668	(2,577)
Net loss realized on sale of debt securities, AFS, net of income tax effect of $84 for the six months ended June 30, 2024	—	—	—	314
Other comprehensive income (loss)	$3,152	$(2,059)	$14,668	$(2,263)

Comprehensive income	$51,271	$37,310	$104,944	$72,310

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$—	$463,706	$977,599	$(151,282)	$(46,175)
Net income			42,157
Other comprehensive income, net of tax					11,516
Dividends on common shares at $1.07 per common share			(17,538)
Issuance of 32,365 common shares under share-based compensation awards, net of 19,468 common shares withheld to pay employee income taxes		(6,184)	(108)	3,344
Share-based compensation expense		2,007
Balance at March 31, 2025	$—	$459,529	$1,002,110	$(147,938)	$(34,659)
Net income			48,119
Other comprehensive income, net of tax					3,152
Dividends on common shares at $1.07 per common share			(17,436)
Repurchase of 120,000 common shares to be held as treasury shares				(20,134)
Share-based compensation expense		1,737
Balance at June 30, 2025	$—	$461,266	$1,032,793	$(168,072)	$(31,507)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$—	$463,280	$903,877	$(155,673)	$(66,191)
Net income			35,204
Other comprehensive loss, net of tax					(204)
Dividends on common shares at $1.06 per common share			(17,287)
Issuance of 33,044 common shares under share-based compensation awards, net of 21,937 common shares withheld to pay employee income taxes		(5,701)	(693)	3,414
Share-based compensation expense		1,953
Balance at March 31, 2024	$—	$459,532	$921,101	$(152,259)	$(66,395)
Net income			39,369
Other comprehensive loss, net of tax					(2,059)
Dividends on common shares at $1.06 per common share			(17,321)
Share-based compensation expense		1,289
Balance at June 30, 2024	$—	$460,821	$943,149	$(152,259)	$(68,454)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$90,276	$74,573

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,609	5,293
Accretion of loan fees and costs, net	(4,843)	(4,334)
Depreciation of premises and equipment	5,741	6,138
Amortization of investment securities, net	523	787
Loss on the sale of debt securities, net	—	398
(Gain) loss on equity securities, net	(1,618)	329
Loan originations to be sold in secondary market	(82,352)	(46,800)
Proceeds from sale of loans in secondary market	84,850	46,593
Gain on sale of loans in secondary market	(1,333)	(867)
Share-based compensation expense	3,744	3,242
Loss (gain) on the sale of OREO, net	202	(114)
Bank owned life insurance income	(3,274)	(4,194)
Investment in qualified affordable housing tax credits amortization	4,551	4,277

Changes in assets and liabilities:
Decrease in prepaid dealer premiums	1,181	704
Increase in other assets	(3,380)	(2,146)
(Decrease) increase in other liabilities	(10,345)	1,986
Net cash provided by operating activities	$87,532	$85,865

Investing activities:
Proceeds from the redemption/repurchase of FHLB stock	1,088	13,634
Proceeds from sale of:
Debt securities AFS	—	30,797
Equity securities	1,187	—
Proceeds from calls and maturities of:
Debt securities AFS	147,380	129,390
Purchases of:
Debt securities AFS	(86,971)	(2,100)
Equity securities	(3,159)	(2,255)
FHLB stock	(494)	(6,501)
Net increase in other investments	(783)	(557)
Net loan originations, portfolio loans	(144,962)	(186,038)
Investment in qualified affordable housing tax credits	(7,396)	(7,300)
Proceeds from the sale of OREO	768	713
Bank owned life insurance death benefits	2,539	4,344
Purchases of bank owned life insurance	(2,763)	(9,933)
Purchases of premises and equipment	(2,391)	(5,004)
Net cash used in investing activities	$(95,957)	$(40,810)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2025	2024
Financing activities:
Net increase in deposits	$234,140	$268,754
Net (increase) decrease in off-balance sheet deposits	(139,900)	1,185
Net increase (decrease) in short-term borrowings	5,238	(233,704)
Value of common shares withheld to pay employee income taxes	(2,948)	(2,980)
Repurchase of common shares to be held as Treasury shares	(20,134)	—
Cash dividends paid	(35,418)	(35,113)
Net cash provided by (used in) financing activities	$40,978	$(1,858)

Increase in cash and cash equivalents	32,553	43,197

Cash and cash equivalents at beginning of year	160,566	218,268

Cash and cash equivalents at end of period	$193,119	$261,465

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$55,302	$60,132

Federal income tax	$14,000	$10,600

Non-cash items:
Loans transferred to OREO	$757	$827

ROU assets obtained in exchange for lease obligations	1,372	2,450

Debt securities AFS purchase commitment	250	—

New commitments in affordable housing tax credits	11,000	10,000

New commitments in other investment securities	—	2,500

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2025.

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

Note 3 – Investment Securities

Investment securities at June 30, 2025 and at December 31, 2024, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2025:
Obligations of states and political subdivisions	$227,418	$400	$16,860	$210,958
U.S. Government sponsored entities' asset-backed securities	565,450	184	43,249	522,385
Collateralized loan obligations	201,684	213	173	201,724
Corporate debt securities	21,047	83	1,687	19,443
Total	$1,015,599	$880	$61,969	$954,510

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2024:
Obligations of U.S. Government sponsored entities	$250	$—	$1	$249
Obligations of states and political subdivisions	203,438	88	16,643	186,883
U.S. Government sponsored entities' asset-backed securities	580,268	2	61,694	518,576
Collateralized loan obligations	271,572	288	27	271,833
Corporate debt securities	20,753	50	1,720	19,083
Total	$1,076,281	$428	$80,085	$996,624

Investment securities in an unrealized loss position at June 30, 2025, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$34,490	$1,201	$154,213	$15,659	$188,703	$16,860
U.S. Government sponsored entities' asset-backed securities	39,832	432	472,300	42,817	512,132	43,249
Collateralized loan obligations	78,075	172	415	1	78,490	173
Corporate debt securities	—	—	15,963	1,687	15,963	1,687
Total	$152,397	$1,805	$642,891	$60,164	$795,288	$61,969

 Investment securities in an unrealized loss position at December 31, 2024, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$249	$1	$—	$—	$249	$1
Obligations of states and political subdivisions	34,256	528	137,471	16,115	171,727	16,643
U.S. Government sponsored entities' asset-backed securities	6,555	249	510,846	61,445	517,401	61,694
Collateralized loan obligations	44,935	14	36,223	13	81,158	27
Corporate debt securities	—	—	15,929	1,720	15,929	1,720
Total	$85,995	$792	$700,469	$79,293	$786,464	$80,085

At June 30, 2025, Park’s debt securities portfolio consisted of $954.5 million of securities, $795.3 million of which were in an unrealized loss position with aggregate unrealized losses of $62.0 million. Of the $795.3 million of securities in an unrealized loss position, $642.9 million were in an unrealized loss position for 12 months or longer. Of the $62.0 million in unrealized losses, $43.2 million were related to Park's "U.S. Government sponsored entities' asset-backed securities" portfolios. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no ACL recorded for debt securities AFS at either June 30, 2025 or December 31, 2024. Additionally, for the three and six months ended June 30, 2025 and 2024, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at June 30, 2025, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of state and political subdivisions:
Due five through ten years	$92,817	$88,682	3.04%
Due over ten years	134,601	122,276	3.70%
Total (1)	$227,418	$210,958	3.43%

U.S. Government sponsored entities' asset-backed securities	$565,450	$522,385	2.05%

Collateralized loan obligations	$201,684	$201,724	6.15%

Corporate debt securities
Due within one year	$993	$995	9.67%
Due five through ten years	19,804	18,198	4.10%
Due over ten years	$250	$250	8.25%
Total	$21,047	$19,443	4.41%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month or six-month periods ended June 30, 2025. During the six-month period ended June 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities AFS during the three-month period ended June 30, 2024.

Investment securities having a fair value of $682.1 million and $599.2 million at June 30, 2025 and December 31, 2024, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at June 30, 2025 and December 31, 2024 were as follows:

(In thousands)	June 30, 2025	December 31, 2024
FHLB stock	$8,013	$8,607
FRB stock	14,653	14,653
Equity investments carried at fair value	16,195	11,488
Equity investments carried at modified cost (1)	18,347	19,347
Equity investments carried at NAV	50,808	50,142
Total other investment securities	$108,016	$104,237
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $1.4 million have been recorded as a result of observable price changes. There were no adjustments recorded during the three or six months ended June 30, 2025 as a result of observable price changes. There were $571,000 in upward adjustments recorded during the three months and six months ended June 30, 2024 as a result of observable price changes.

During the three months and six months ended June 30, 2025, Park purchased 4,940 shares of FHLB stock with a book value of $494,000. During the three months ended June 30, 2024, Park purchased 62,766 shares of FHLB stock with a book value of $6.3 million. During the six months ended June 30, 2024, Park purchased 65,012 shares of FHLB stock with a book value of $6.5 million.

During the three months ended June 30, 2025, the FHLB repurchased 4,635 shares of FHLB stock with a book value of $464,000. During the six months ended June 30, 2025, the FHLB repurchased 10,878 shares of FHLB stock with a book value of $1.1 million. During the three months ended June 30, 2024, the FHLB repurchased 90,708 shares of FHLB stock with a book value of $9.1 million. During the six months ended June 30, 2024, the FHLB repurchased 136,338 shares of FHLB stock with a book value of $13.6 million.

No shares of FRB stock were purchased or sold during the three months or six months ended June 30, 2025 or 2024.

During the three months ended June 30, 2025 and 2024, $2.3 million and $450,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2025 and 2024, $1.7 million and $453,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended June 30, 2025 and 2024, $182,000 and $(92,000), respectively, of gains (losses) on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income. During the six months ended June 30, 2025 and 2024, $(117,000) and $(782,000), respectively, of losses on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at June 30, 2025 and at December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,213,042	$1,268,110
Overdrafts	1,188	1,475
Commercial real estate (1)	2,106,687	1,994,332
Construction real estate:
Commercial	327,987	311,122
Retail	102,603	101,455
Residential real estate:
Commercial	698,896	644,418
Mortgage	1,388,052	1,346,543
HELOC	218,986	203,459
Installment	5,994	6,013
Consumer:
Consumer	1,869,096	1,908,473
Check loans	1,760	1,899
Leases	28,930	29,829
Total	$7,963,221	$7,817,128
Allowance for credit losses	(89,785)	(87,966)
Net loans	$7,873,436	$7,729,162
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.0 million at June 30, 2025, and of $20.4 million at December 31, 2024, which represented a net deferred income position at both dates. At June 30, 2025 and December 31, 2024, loans included purchase accounting adjustments of $325,000 and $669,000, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.2 million and $1.5 million were reclassified to loans at June 30, 2025 and at December 31, 2024, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at June 30, 2025 and December 31, 2024.

	June 30, 2025
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$22,562	$19	$22,581
Overdrafts		—	—
Commercial real estate	22,534	125	22,659
Construction real estate:
Commercial	119	—	119
Retail	20	18	38
Residential real estate:
Commercial	1,363	—	1,363
Mortgage	12,545	1,404	13,949
HELOC	1,094	—	1,094
Installment	47	—	47
Consumer:
Consumer	2,793	861	3,654
Check loans		—	—
Leases	3	—	3
Total loans	$63,080	$2,427	$65,507

	December 31, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$24,241	$—	$24,241
Overdrafts	—	—	—
Commercial real estate	23,230	—	23,230
Construction real estate:
Commercial	8	—	8
Retail	22	—	22
Residential real estate:
Commercial	5,700	—	5,700
Mortgage	11,368	913	12,281
HELOC	918	15	933
Installment	31	—	31
Consumer
Consumer	2,643	826	3,469
Check loans	—	—	—
Leases	17	—	17
Total loans	$68,178	$1,754	$69,932

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at June 30, 2025 and December 31, 2024:

	June 30, 2025
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$20,636	$1,926	$695
Overdrafts	—	—	—
Commercial real estate	21,787	747	82
Construction real estate:
Commercial	119	—	—
Retail	—	20	1
Residential real estate:
Commercial	1,363	—	—
Mortgage	—	12,545	156
HELOC	—	1,094	76
Installment	—	47	20
Consumer
Consumer	—	2,793	919
Check loans	—	—	—
Leases	3	—	—
Total loans	$43,908	$19,172	$1,949

	December 31, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$18,778	$5,463	$1,261
Overdrafts	—	—	—
Commercial real estate	23,230	—	—
Construction real estate:
Commercial	8	—	—
Retail	—	22	1
Residential real estate:
Commercial	3,755	1,945	39
Mortgage	—	11,368	128
HELOC	—	918	154
Installment	—	31	1
Consumer
Consumer	—	2,643	786
Check loans	—	—	—
Leases	17	—	—
Total	$45,788	$22,390	$2,370

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

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at June 30, 2025 and at December 31, 2024:

	June 30, 2025
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,465	$12,870	$17,924	$36,259
Commercial real estate	23,103	750	—	23,853
Construction real estate:
Commercial	676	—	—	676
Residential real estate:
Commercial	1,414	—	—	1,414
Mortgage	77	—	—	77
Leases	—	3	—	3
Total loans	$30,735	$13,623	$17,924	$62,282

	December 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,583	$11,423	$22,187	$39,193
Commercial real estate	24,539	8	—	24,547
Construction real estate:
Commercial	589	—	—	589
Residential real estate:
Commercial	5,898	—	—	5,898
Mortgage	78	—	—	78
Leases	—	17	—	17
Total loans	$36,687	$11,448	$22,187	$70,322

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and six-month periods ended June 30, 2025 and 2024:

	Interest Income Recognized
(In thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Commercial, financial and agricultural:
Commercial, financial and agricultural	$287	313	$619	$577
Overdrafts	—	—	—	—
Commercial real estate	355	310	615	565
Construction real estate:
Commercial	2	1	3	38
Retail	—	—	—	—
Residential real estate:
Commercial	18	59	40	107
Mortgage	96	83	188	153
HELOC	5	2	13	7
Installment	2	—	2	—
Consumer:
Consumer	44	27	89	58
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$809	$795	$1,569	$1,505

The following tables present the aging of the amortized cost in past due loans at June 30, 2025 and at December 31, 2024 by class of loan:

	June 30, 2025
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,176	$10,090	$11,266	$1,201,776	$1,213,042
Overdrafts	—	—	—	1,188	1,188
Commercial real estate	424	1,441	1,865	2,104,822	2,106,687
Construction real estate:
Commercial	—	—	—	327,987	327,987
Retail	172	38	210	102,393	102,603
Residential real estate:
Commercial	103	297	400	698,496	698,896
Mortgage	11,067	6,643	17,710	1,370,342	1,388,052
HELOC	147	657	804	218,182	218,986
Installment	11	22	33	5,961	5,994
Consumer:
Consumer	8,758	1,181	9,939	1,859,157	1,869,096
Check loans	2	—	2	1,758	1,760
Leases	—	—	—	28,930	28,930
Total loans	$21,860	$20,369	$42,229	$7,920,992	$7,963,221
(1) Includes an aggregate of $2.4 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $45.1 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2024
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$1,901	$13,234	$15,135	$1,252,975	$1,268,110
Overdrafts	—	—	—	1,475	1,475
Commercial real estate	458	2,594	3,052	1,991,280	1,994,332
Construction real estate:
Commercial	—	—	—	311,122	311,122
Retail	100	22	122	101,333	101,455
Residential real estate:
Commercial	—	2,164	2,164	642,254	644,418
Mortgage	13,403	5,946	19,349	1,327,194	1,346,543
HELOC	438	620	1,058	202,401	203,459
Installment	39	22	61	5,952	6,013
Consumer
Consumer	10,309	1,195	11,504	1,896,969	1,908,473
Check loans	3	—	3	1,896	1,899
Leases	—	—	—	29,829	29,829
Total loans	$26,651	$25,797	$52,448	$7,764,680	$7,817,128
(1) Includes an aggregate of $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $44.1 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at June 30, 2025 and December 31, 2024 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at June 30, 2025 and at December 31, 2024 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the six months ended June 30, 2025 and for the year ended December 31, 2024.

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$110,928	$203,754	$128,112	$80,525	$66,021	$77,271	$478,694	$1,145,305
Special Mention	1,030	2,641	1,064	4,981	853	1,633	32,362	44,564
Substandard	1,646	384	766	3,196	1,963	5,270	7,333	20,558
Doubtful	234	440	738	200	29	341	633	2,615
Total	$113,838	$207,219	$130,680	$88,902	$68,866	$84,515	$519,022	$1,213,042
Current period gross charge-offs	$—	$—	$77	$15	$—	$1	$—	$93

Commercial real estate (1)
Risk rating
Pass	$184,096	$357,344	$245,673	$286,324	$287,234	$651,934	$29,896	$2,042,501
Special Mention	2,721	4,060	6,466	12,130	2,372	11,240	916	39,905
Substandard	320	2,716	1,793	4,665	1,468	8,994	3,603	23,559
Doubtful	—	—	722	—	—	—	—	722
Total	$187,137	$364,120	$254,654	$303,119	$291,074	$672,168	$34,415	$2,106,687
Current period gross charge-offs	$—	$—	$68	$—	$—	$—	$—	$68

Construction real estate: Commercial
Risk rating
Pass	$41,685	$167,330	$53,101	$22,392	$1,572	$4,722	$34,490	$325,292
Special Mention	784	—	—	—	—	—	1,235	2,019
Substandard	—	—	578	—	—	—	98	676
Doubtful	—	—	—	—	—	—	—	—
Total	$42,469	$167,330	$53,679	$22,392	$1,572	$4,722	$35,823	$327,987
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Commercial
Risk rating
Pass	$101,941	$119,622	$103,361	$85,115	$88,048	$163,542	$26,002	$687,631
Special Mention	184	1,705	530	979	929	1,649	3,478	9,454
Substandard	—	203	86	450	312	614	146	1,811
Doubtful	—	—	—	—	—	—	—	—
Total	$102,125	$121,530	$103,977	$86,544	$89,289	$165,805	$29,626	$698,896
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$7,872	$12,399	$4,807	$2,305	$811	$467	$—	$28,661
Special Mention	—	—	41	213	—	12	—	266
Substandard	—	3	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$7,872	$12,402	$4,848	$2,518	$811	$479	$—	$28,930
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$446,522	$860,449	$535,054	$476,661	$443,686	$897,936	$569,082	$4,229,390
Special Mention	4,719	8,406	8,101	18,303	4,154	14,534	37,991	96,208
Substandard	1,966	3,306	3,223	8,311	3,743	14,878	11,180	46,607
Doubtful	234	440	1,460	200	29	341	633	3,337
Total	$453,441	$872,601	$547,838	$503,475	$451,612	$927,689	$618,886	$4,375,542
Current period gross charge-offs	$—	$—	$145	$15	$—	$1	$—	$161
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

Park considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the six months ended June 30, 2025 and for the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,188	$—	$—	$—	$—	$—	$—	$1,188
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,188	$—	$—	$—	$—	$—	$—	$1,188
Current period gross charge-offs	$480	$—	$—	$—	$—	$—	$—	$480

Construction Real Estate: Retail
Performing	$13,626	$51,369	$16,719	$7,756	$5,359	$7,279	$457	$102,565
Nonperforming	—	—	—	—	18	20	—	38
Total	$13,626	$51,369	$16,719	$7,756	$5,377	$7,299	$457	$102,603
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$98,159	$195,443	$236,078	$237,524	$179,863	$427,036	$—	$1,374,103
Nonperforming	—	1,719	2,375	1,782	802	7,271	—	13,949
Total	$98,159	$197,162	$238,453	$239,306	$180,665	$434,307	$—	$1,388,052
Current period gross charge-offs	$—	$77	$48	$—	$—		$—	$125

Residential Real Estate: HELOC
Performing	$—	$71	$502	$510	$341	$848	$215,620	$217,892
Nonperforming	—	16	78	40	29	555	376	1,094
Total	$—	$87	$580	$550	$370	$1,403	$215,996	$218,986
Current period gross charge-offs	$—	$—	$—	$—	$—		$—	$—

Residential Real Estate: Installment
Performing	$497	$1,044	$1,476	$110	$—	$2,820	$—	$5,947
Nonperforming	—	19	—	—	—	28	—	47
Total	$497	$1,063	$1,476	$110	$—	$2,848	$—	$5,994
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$317,541	$514,915	$373,429	$346,106	$159,297	$148,395	$5,759	$1,865,442
Nonperforming	3	673	833	1,102	404	639	—	3,654
Total	$317,544	$515,588	$374,262	$347,208	$159,701	$149,034	$5,759	$1,869,096
Current period gross charge-offs	$46	$1,402	$2,601	$1,595	$693	$446	$—	$6,783

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,760	$1,760
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,760	$1,760
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$15	$15

Total Consumer Loans
Performing	$431,011	$762,842	$628,204	$592,006	$344,860	$586,378	$223,596	$3,568,897
Nonperforming	3	2,427	3,286	2,924	1,253	8,513	376	18,782
Total	$431,014	$765,269	$631,490	$594,930	$346,113	$594,891	$223,972	$3,587,679
Current period gross charge-offs	$526	$1,479	$2,649	$1,595	$693	$446	$15	$7,403

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,475	$—	$—	$—	$—	$—	$—	$1,475
Nonperforming	—	—	—	—	—	—	—	—
Total	1,475	$—	$—	$—	$—	$—	$—	$1,475
Current period gross charge-offs	$937	$—	$—	$—	$—	$—	$—	$937

Construction Real Estate: Retail
Performing	$51,109	$26,237	$8,517	$6,233	$3,571	$5,306	$460	$101,433
Nonperforming	—	—	—	—	22	—	—	22
Total	$51,109	$26,237	$8,517	$6,233	$3,593	$5,306	$460	$101,455
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$194,883	$236,260	$250,132	$192,193	$157,438	$303,356	$—	$1,334,262
Nonperforming	536	721	1,324	729	1,508	7,463	—	12,281
Total	$195,419	$236,981	$251,456	$192,922	$158,946	$310,819	$—	$1,346,543
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Residential Real Estate: HELOC
Performing	$13	$153	$577	$333	$56	$1,048	$200,346	$202,526
Nonperforming	—	39	14	56	—	610	214	933
Total	$13	$192	$591	$389	$56	$1,658	$200,560	$203,459
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Installment
Performing	$1,198	$1,704	$133	$—	$—	$2,947	$—	$5,982
Nonperforming	—	—	—	—	2	29	—	31
Total	$1,198	$1,704	$133	$—	$2	$2,976	$—	$6,013
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$607,783	$454,403	$427,982	$204,806	$126,075	$76,707	$7,248	$1,905,004
Nonperforming	337	1,035	928	452	310	404	3	3,469
Total	$608,120	$455,438	$428,910	$205,258	$126,385	$77,111	$7,251	$1,908,473
Current period gross charge-offs	$683	$3,532	$4,596	$2,328	$809	$743	$2	$12,693

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$60	$60

Total Consumer Loans
Performing	$856,461	$718,757	$687,341	$403,565	$287,140	$389,364	$209,953	$3,552,581
Nonperforming	873	1,795	2,266	1,237	1,842	8,506	217	16,736
Total	$857,334	$720,552	$689,607	$404,802	$288,982	$397,870	$210,170	$3,569,317
Current period gross charge-offs	$1,620	$3,532	$4,596	$2,328	$809	$774	$62	$13,721

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At June 30, 2025 and at December 31, 2024, there was no ACL on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at June 30, 2025 and at December 31, 2024 was $2.0 million and $2.2 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $541,000 and $551,000 at June 30, 2025 and at December 31, 2024, respectively.

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

The following tables present the amortized cost basis of loans at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three months and the six months ended June 30, 2025 and 2024 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$19,796	$—	$—	$—	$19,796	1.63%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	3,856	—	747	—	4,603	0.22%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	904	—	—	—	904	0.13%
Mortgage	—	—	—	—	—	525	525	0.04%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	121	—	39	—	160	2.67%
Consumer:
Consumer	—	—	—	58	—	—	58	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$24,677	$58	$786	$525	$26,046	0.33%

	Three Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$300	$—	$—	$—	$300	0.02%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	—	—	—	—	—	—%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	406	—	—	—	406	0.07%
Mortgage	—	—	46	—	—	—	46	—%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	51	—	77	—	128	2.11%
Consumer:
Consumer	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$803	$—	$77	$—	$880	0.01%

	Six Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$928	$22,564	$—	$147	$—	$23,639	1.95%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	6,213	3,265	1,467	922	1,427	13,294	0.63%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	68	68	0.07%
Residential real estate:
Commercial	—	898	904	—	—	—	1,802	0.26%
Mortgage	—	—	—	—	—	975	975	0.07%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	194	—	39	—	233	3.89%
Consumer:
Consumer	—	—	—	59	—	—	59	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$8,039	$26,927	$1,526	$1,108	$2,470	$40,070	0.50%

	Six Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$11,783	$9	$—	$—	11,846	0.89%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	161	4,813	340	121	—	5,435	0.28%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	834	—	220	—	1,054	0.17%
Mortgage	—	—	93	—	—	—	93	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	107	—	77	—	184	3.04%
Consumer:
Consumer	—	—	—	6	—	—	6	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$215	$17,630	$355	$418	$—	$18,618	0.24%

At June 30, 2025, Park had commitments to lend $5.0 million related to loans which were both experiencing financial difficulty and modified during the six months ended June 30, 2025.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and the six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	1.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.50)%	1.0	0.0
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	1.3	0.0
Mortgage	—	—%	0.5	0.5
HELOC	—	—%	0.0	0.0
Installment	—	(0.31)%	9.4	0.0
Consumer:
Consumer	—	(0.42)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.49)%	1.1	0.5

	Three Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	0.5	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	—%	0.0	0.0
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	0.9	0.0
Mortgage	—	—%	0.3	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.22)%	10.4	0.0
Consumer:
Consumer	—	—%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.22)%	2.1	0.0

	Six Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.35)%	1.1	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.70)%	1.9	0.5
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.5	0.5
Residential real estate:
Commercial	—	—%	1.3	0.5
Mortgage	—	—%	0.5	0.5
HELOC	—	—%	0.0	0.0
Installment	—	(0.31)%	11.2	0.0
Consumer:
Consumer	—	(0.44)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.66)%	1.3	0.5

	Six Months Ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.50)%	0.3	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.90)%	2.9	0.4
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.00)%	2.2	0.0
Mortgage	—	—%	4.2	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.22)%	9.6	0.0
Consumer:
Consumer	—	(7.54)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.61)%	1.2	0.4

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following table provides the performance of loans as of the period end date, of modifications made to borrowers experiencing financial difficulty during the twelve months preceding June 30, 2025:

	Twelve Months Ended June 30, 2025
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$26,669	$—	$—	$—	$26,669
Overdrafts	—	—	—	—	—
Commercial real estate	15,398	—	—	147	15,545
Construction real estate:					—
Commercial	—	—	—	—	—
Retail	68	—	—	—	68
Residential real estate:					—
Commercial	1,802	—	—	—	1,802
Mortgage	1,110	418	10	72	1,610
HELOC	—	—	—	—	—
Installment	374	—	—	—	374
Consumer:					—
Consumer	50	—	18	—	68
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$45,471	$418	$28	$219	$46,136

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

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three months and the six months ended June 30, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

	Three Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$25	$—	$147	$—
Overdrafts	—	—	—	—
Commercial real estate	263	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	176	72	10	243
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	18	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$464	$90	$157	$243

Three Months Ended June 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$5,821	$—	$—	$—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	48	—	—	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$5,888	$—	$—	$—

	Six Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$25	$—	262	$—
Overdrafts	—	—	—	—
Commercial real estate	263	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	176	72	10	243
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	18	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$464	$90	$272	$243

Six Months Ended June 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other
Commercial, financial and agricultural:
Commercial, financial and agricultural	$8,872	$—	$—	$—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	48	—	—	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$8,939	$—	$—	$—

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
◦As of June 30, 2025, the "most likely" scenario forecasted Ohio unemployment between 5.02% and 5.35% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2025, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing stabilization or slight improvement, volatile and low levels of consumer confidence, higher unemployment rates, the impact of elevated inflation for several years with the impact of tariffs being unknown, the interest rate environment, financial system stress, geopolitical conflict (including conflict related to tariffs), uncertainty regarding fiscal policy of the new political administration, including tariffs, and stress in the commercial real estate sector cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2025.

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

Qualitative adjustments amounted to $2.5 million and $1.2 million at June 30, 2025 and December 31, 2024, respectively. Qualitative adjustments included a $745,000 and $757,000 reserve at June 30, 2025 and December 31, 2024, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area. While Helene impacted this region in October 2024, many borrowers are still navigating the insurance claim process and local businesses are waiting to see the full economic impact on tourist season. Management will continue to evaluate potential losses as a result of Hurricane Helene as additional information becomes available. Qualitative adjustments also included a $1.4 million reserve at June 30, 2025 related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of June 30, 2025, the total loans in these special purpose mortgage loan programs totaled $207.9 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs. Management will continue to evaluate this portfolio as additional information becomes available.

ACL Activity
The activity in the ACL for the three-month and six-month periods ended June 30, 2025 and June 30, 2024 is summarized in the following tables:

	Three Months Ended June 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$11,408	$19,838	$8,139	$22,749	$25,815	$181	$88,130
Charge-offs	272	68	—	100	3,519	—	3,959
Recoveries	187	784	7	55	1,728	—	2,761
Net charge-offs/(recoveries)	$85	$(716)	$(7)	$45	$1,791	$—	$1,198
(Recovery of) provision for credit losses	(220)	(55)	(381)	1,806	1,692	11	2,853
Ending balance	$11,103	$20,499	$7,765	$24,510	$25,716	$192	$89,785

	Three Months Ended June 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,971	$17,181	$5,742	$19,633	$27,394	$163	$85,084
Charge-offs	286	—	—	30	2,781	—	3,097
Recoveries	90	5	119	185	1,076	—	1,475
Net charge-offs/(recoveries)	$196	$(5)	$(119)	$(155)	$1,705	$—	$1,622
Provision for (recovery of) credit losses	1,888	(331)	6	(338)	1,890	(2)	3,113
Ending balance	$16,663	$16,855	$5,867	$19,450	$27,579	$161	$86,575

	Six Months Ended June 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966
Charge-offs	573	68	—	125	6,798	—	$7,564
Recoveries	524	798	1,111	100	3,241	—	$5,774
Net charge-offs/(recoveries)	$49	$(730)	$(1,111)	$25	$3,557	$—	$1,790
(Recovery of) provision for credit losses	(1,531)	198	(471)	2,180	3,192	41	$3,609
Ending balance	$11,103	$20,499	$7,765	$24,510	$25,716	$192	$89,785

	Six Months Ended June 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	506	—	—	31	5,800	—	6,337
Recoveries	261	27	1,033	267	2,286	—	3,874
Net charge-offs/(recoveries)	$245	$(27)	$(1,033)	$(236)	$3,514	$—	$2,463
Provision for (recovery of) credit losses	1,412	454	(393)	396	3,380	44	5,293
Ending balance	$16,663	$16,855	$5,867	$19,450	$27,579	$161	$86,575

ACL Summary
Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2025 and at December 31, 2024, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the ACL. Loans individually evaluated for impairment include all internally classified commercial nonaccrual loans which are individually evaluated for impairment in accordance with U.S. GAAP. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are individually evaluated. (See Note 1 - Summary of Significant Accounting Policies of the Notes to consolidated financial statements included in Park’s 2024 Form 10-K).

The composition of the ACL at June 30, 2025 and at December 31, 2024 was as follows:

	June 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$692	$82	$—	$—	$—	$—	$774
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	10,411	20,417	7,765	24,510	25,716	192	89,011
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$11,103	$20,499	$7,765	$24,510	$25,716	$192	$89,785

Loan balance:
Individually evaluated for impairment - nonaccrual	$22,528	$22,534	$119	$1,363	$—	$3	$46,547
Individually evaluated for impairment - accrual	14,019	—	—	—	—	—	14,019
Loans collectively evaluated for impairment	1,177,683	2,082,834	429,914	2,310,437	1,870,856	28,927	7,900,651
Accruing loans acquired with deteriorated credit quality	—	1,319	557	128	—	—	2,004
Total ending loan balance	$1,214,230	$2,106,687	$430,590	$2,311,928	$1,870,856	$28,930	$7,963,221

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	3.07%	0.36%	—%	—%	—%	—%	1.66%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.88%	0.98%	1.81%	1.06%	1.37%	0.66%	1.13%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	0.91%	0.97%	1.80%	1.06%	1.37%	0.66%	1.13%

	December 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$1,259	$—	$—	$40	$—	$—	$1,299
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	11,424	19,571	7,125	22,315	26,081	151	86,667
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966

Loan balance:
Individually evaluated for impairment - nonaccrual	$24,194	$23,230	$8	$5,700	$—	$17	$53,149
Individually evaluated for impairment - accrual	15,290	—	—	—	—	—	15,290
Loans collectively evaluated for impairment	1,230,101	1,969,785	411,988	2,194,457	1,910,372	29,812	7,746,515
Accruing loans acquired with deteriorated credit quality	—	1,317	581	276	—	—	2,174
Total ending loan balance	$1,269,585	$1,994,332	$412,577	$2,200,433	$1,910,372	$29,829	$7,817,128

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	5.20%	—%	—%	0.70%	—%	—%	2.44%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.93%	0.99%	1.73%	1.02%	1.37%	0.51%	1.12%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.00%	0.98%	1.73%	1.02%	1.37%	0.51%	1.13%

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2025 and at December 31, 2024, respectively, Park had $4.4 million and $5.6 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $4.3 million and $5.5 million at June 30, 2025 and at December 31, 2024, respectively. The gain expected upon sale was $69,000 and $72,000 at June 30, 2025 and at December 31, 2024, respectively. None of these loans were 90 days or more past due or on nonaccrual status at June 30, 2025 or at December 31, 2024.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month and six-month periods ended June 30, 2025 and 2024.

(in thousands)	Goodwill	Other intangible assets	Total
April 1, 2024	$159,595	$4,332	$163,927
Amortization	—	320	320
June 30, 2024	$159,595	$4,012	$163,607

April 1, 2025	$159,595	$3,163	$162,758
Amortization	—	273	273
June 30, 2025	$159,595	$2,890	$162,485

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	640	640
June 30, 2024	$159,595	$4,012	$163,607

December 31, 2024	$159,595	$3,437	$163,032
Amortization	—	547	547
June 30, 2025	$159,595	$2,890	$162,485

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2025, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at June 30, 2025 and at December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$11,566	$14,456	$11,019

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $273,000 and $320,000 for the three months ended June 30, 2025 and 2024, respectively and was $547,000 and $640,000 for the six months ended June 30, 2025 and 2024, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2025 and the next four years follows:

(in thousands)	Total
Six months ending December 31, 2025	$494
2026	887
2027	754
2028	618
2029	137

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Affordable housing tax credit investments	$72,526	$66,077
Unfunded commitments	33,281	29,677

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2025 through 2039.

Park recognized amortization expense of $2.3 million and $2.1 million for the three months ended June 30, 2025 and 2024, and $4.6 million and $4.3 million, respectively for the six months ended June 30, 2025 and 2024, which were included within "Income taxes" in the consolidated condensed statements of income. Additionally, during the three months ended June 30, 2025 and 2024, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.9 million and $2.6 million, and during the six months ended June 30, 2025 and 2024, recognized $5.7 million and $5.2 million respectively, which were included within "Income taxes" in the consolidated condensed statements of income.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at June 30, 2025 and December 31, 2024 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2025	December 31, 2024
OREO:
Commercial real estate	$—	$938
Construction real estate	638	—
Total OREO	$638	$938

Loans in process of foreclosure:
Residential real estate	$2,857	$2,225

In addition to real estate, Park may also repossess different types of collateral. At both June 30, 2025 and December 31, 2024, Park had $1.2 million in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.84 billion at June 30, 2025, $1.86 billion at December 31, 2024 and $1.89 billion at June 30, 2024. At June 30, 2025, $2.4 million of the sold mortgage loans were sold with recourse, compared to $2.5 million at December 31, 2024 and $2.7 million at June 30, 2024. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2025 and December 31, 2024, management had established reserves of $18,000 and $50,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
MSRs:
Carrying amount, net, beginning of period	$13,760	$14,435	$13,918	$14,656
Additions	425	255	663	398
Amortization	(450)	(460)	(848)	(849)
Change in valuation allowance	(6)	41	(4)	66
Carrying amount, net, end of period	$13,729	$14,271	$13,729	$14,271

Valuation allowance:
Beginning of period	$17	$69	$19	$94
Change in valuation allowance	6	(41)	4	(66)
End of period	$23	$28	$23	$28

Servicing fees included in "Other service income" were $1.2 million for both the three months ended June 30, 2025 and 2024, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at June 30, 2025 were $16.1 million and $17.5 million, respectively. At December 31, 2024, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $16.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and six-month periods ended June 30, 2025 and 2024 follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Lease cost
Operating lease cost	$657	$618	$1,297	$1,240
Sublease income	—	—	—	(10)
Total lease cost	$657	$618	$1,297	$1,230

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$611	$577	$684	$1,371
ROU assets obtained in exchange for new operating lease liabilities	$303	$1,903	$1,372	$2,450
Reductions to ROU assets resulting from reductions to lease obligations	$(445)	$(437)	$(882)	$(1,095)
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures for the six-month period ended June 30, 2025.

Park's operating leases had a weighted average remaining term of 9.6 years and 9.8 years at June 30, 2025 and December 31, 2024, respectively. The weighted average discount rate of Park's operating leases was 4.0% and 3.8% at June 30, 2025 and at December 31, 2024, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2025
Six months ending December 31, 2025	$1,278
2026	2,564
2027	2,466
2028	2,436
2029	2,452
Thereafter	10,411
Total undiscounted minimum lease payments	$21,607
Present value adjustment	(4,088)
Total lease liabilities	$17,519

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

At June 30, 2025 and at December 31, 2024, Park's repurchase agreement borrowings totaled $95.7 million and $90.4 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $117.2 million and $124.1 million at June 30, 2025 and at December 31, 2024, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At June 30, 2025 and at December 31, 2024, Park had $377.8 million and $440.2 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2025 and at December 31, 2024:

	June 30, 2025
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$95,670	$—	$—	$—	$95,670

	December 31, 2024
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$90,432	$—	$—	$—	$90,432

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $13.8 million and $15.4 million at June 30, 2025 and at December 31, 2024, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the six-month periods ended June 30, 2025 and June 30, 2024. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income (loss)". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at June 30, 2025 and at December 31, 2024 follows:

	June 30, 2025	December 31, 2024
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$13,814	$15,445
Weighted average pay rates	4.517%	4.504%
Weighted average receive rates	4.517%	4.504%
Weighted average maturity (years)	5.3	5.4
Unrealized losses	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at June 30, 2025 and at December 31, 2024.

(In thousands)	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	13,814	641	15,445	1,009
Total included in "Other assets"	$13,814	$641	$15,445	$1,009

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$13,814	$(641)	$15,445	$(1,009)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$13,814	$(641)	$15,445	$(1,009)

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

At June 30, 2025 and at December 31, 2024, Park had $8.7 million and $4.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $160,000 and $85,000 at June 30, 2025 and at December 31, 2024, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2025 and December 31, 2024, the fair value of the swap agreement liability of $109,000 and $103,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and six-month periods ended June 30, 2025 and 2024:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at April 1, 2025	$16,754	$(51,413)	$(34,659)
Other comprehensive income before reclassifications	—	3,152	3,152
Net current period other comprehensive income	—	3,152	3,152
Ending balance at June 30, 2025	$16,754	$(48,261)	$(31,507)

Beginning balance at April 1, 2024	$1,692	(68,087)	$(66,395)
Other comprehensive loss before reclassifications	—	(2,059)	(2,059)
Net current period other comprehensive loss	—	(2,059)	(2,059)
Ending balance at June 30, 2024	$1,692	$(70,146)	$(68,454)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2025	$16,754	$(62,929)	$(46,175)
Other comprehensive income before reclassifications	—	14,668	14,668
Net current period other comprehensive income	—	14,668	14,668
Ending balance at June 30, 2025	$16,754	$(48,261)	$(31,507)

Beginning balance at January 1, 2024	$1,692	$(67,883)	$(66,191)
Other comprehensive loss before reclassifications	—	(2,577)	(2,577)
Amounts reclassified from accumulated other comprehensive loss	—	314	314
Net current period other comprehensive loss	—	(2,263)	(2,263)
Ending balance at June 30, 2024	$1,692	$(70,146)	$(68,454)

During the six-month period ended June 30, 2024, there was $398,000 ($314,000 net of tax) reclassified out of accumulated other comprehensive loss due to a net loss on the sale of debt securities. This loss was recorded within "Loss on the sale of debt securities, net" on the consolidated condensed statements of income. During the three-month period ended June 30, 2024, there were no reclassifications out of accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2025, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except common share and per common share data)	2025	2024	2025	2024
Numerator:
Net income	$48,119	$39,369	$90,276	$74,573
Denominator:
Weighted-average common shares outstanding	16,129,951	16,149,523	16,144,647	16,133,183
Effect of dilutive PBRSUs	85,614	90,094	82,503	82,159
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs	16,215,565	16,239,617	16,227,150	16,215,342
Earnings per common share:
Basic earnings per common share	$2.98	$2.44	$5.59	$4.62
Diluted earnings per common share	$2.97	$2.42	$5.56	$4.60

Park awarded 49,350 PBRSUs and 59,165 PBRSUs to certain employees during the six months ended June 30, 2025 and 2024, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2025 and 2024.

Park repurchased an aggregate of 120,000 common shares during both the three months and six months ended June 30, 2025, to fund the PBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months or six months ended June 30, 2024.

Note 17 - Share-Based Compensation

The 2017 Employees LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2025, 175,650 common shares were available for future grants under the 2017 Employees LTIP.

The 2017 Non-Employee Directors LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2025, 45,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the six months ended June 30, 2025 and 2024, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 49,350 common shares and 59,165 common shares, respectively, to certain employees of Park and its subsidiaries.

At June 30, 2025, Park reported 183,537 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the six months ended June 30, 2025 and 2024 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	186,936	$122.68
Granted	59,165	131.30
Vested	(54,981)	103.70
Forfeited	(1,500)	136.37
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at June 30, 2024	189,620	$130.76
Nonvested at January 1, 2025	186,020	$131.20
Granted	49,350	170.72
Vested	(51,833)	119.31
Forfeited	—	—
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at June 30, 2025 (2)	183,537	$145.19
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of June 30, 2025, an aggregate of 182,440 PBRSUs were expected to vest.

A summary of awards vested during the three months and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PBRSUs vested	—	—	51,833	54,981
Common shares withheld to satisfy employee income tax withholding obligations	—	—	19,468	21,937
Net common shares issued	—	—	32,365	33,044

Share-based compensation expense of $1.7 million and $1.3 million was recognized for the three-month periods ended June 30, 2025 and 2024, respectively, and share-based compensation expense of $3.7 million and $3.2 million was recognized for the six-month periods ended June 30, 2025 and 2024, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at June 30, 2025:

(In thousands)
Six months ending December 31, 2025	$3,505
2026	5,625
2027	3,688
2028	1,542
2029	244
Total	$14,604

Note 18 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or the six-months periods ended June 30, 2025 or 2024. Additionally, no contributions are expected to be made during the remainder of 2025.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2025	2024	2025	2024
Service cost	$1,632	$1,750	$3,264	$3,500	Employee benefits
Interest cost	1,478	1,719	2,956	3,438	Other components of net periodic pension benefit income
Expected return on plan assets	(3,834)	(3,935)	(7,668)	(7,870)	Other components of net periodic pension benefit income
Recognized prior service cost	12	12	24	24	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(712)	$(454)	$(1,424)	$(908)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2025	2024	2025	2024
Service cost	$194	$769	$388	$985	Employee benefits
Interest cost	182	155	364	310	Miscellaneous expense
Total SERP expense	$376	$924	$752	$1,295

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2025
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$210,958	$—	$210,958
U.S. Government sponsored entities’ asset-backed securities	—	522,385	—	522,385
Collateralized loan obligations	—	201,724	—	201,724
Corporate debt securities	—	12,663	6,780	19,443
Equity securities	15,582	—	613	16,195
Mortgage loans held for sale	—	4,385	—	4,385
Mortgage IRLCs	—	160	—	160
Loan interest rate swaps	—	641	—	641

Liabilities
Fair value swap	$—	$—	$109	$109
Loan interest rate swaps	—	641	—	641

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$249	$—	$249
Obligations of states and political subdivisions	—	186,883	—	186,883
U.S. Government sponsored entities’ asset-backed securities	—	518,576	—	518,576
Collateralized loan obligations	—	271,833	—	271,833
Corporate debt securities	—	12,419	6,664	19,083
Equity securities	10,885	—	603	11,488
Mortgage loans held for sale	—	5,550	—	5,550
Mortgage IRLCs	—	85	—	85
Loan interest rate swaps	—	1,009	—	1,009

Liabilities
Fair value swap	$—	$—	$103	$103
Loan interest rate swaps	—	1,009	—	1,009

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and six-month periods ended June 30, 2025 and 2024, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2025 and 2024
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at April 1, 2025	$6,722	$611	$(233)
Transfer into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	2	—
Included in other comprehensive income	58	—	—
Purchases, sales, issuances and settlements, other, net	—	—	124
Balance at June 30, 2025	$6,780	$613	$(109)

Balance at April 1, 2024	$6,372	$495	$(123)
Transfers into (out of) level 3, net	—	—	—
Total gains
Included in other income	—	—	—
Included in other comprehensive income	55	—	—
Balance at June 30, 2024	$6,427	$495	$(123)

Level 3 Fair Value Measurements
Six months ended June 30, 2025 and 2024
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2025	$6,664	$603	$(103)
Transfer into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	10	(130)
Included in other comprehensive income	116	—	—
Purchases, sales, issuances and settlements, other, net	—	—	124
Balance at June 30, 2025	$6,780	$613	$(109)

Balance at January 1, 2024	$6,349	$473	$(123)
Transfers into (out of) level 3, net	—	—	—
Total gains
Included in other income	—	22	—
Included in other comprehensive income	78	—	—
Balance at June 30, 2024	$6,427	$495	$(123)

Level 3 corporate debt securities consist of a single debt security at both June 30, 2025 and December 31, 2024 which was valued using a discounted cash flow calculation. Significant unobservable inputs include the credit spread assumption which was 3.67% at both June 30, 2025 and December 31, 2024.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At June 30, 2025 and December 31, 2024, there were no PCD loans carried at fair value. Additionally, there were no accruing, individually evaluated, collateral-dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement. There were no OREO properties recorded at fair value as of June 30, 2025.

Fair Value Measurements at June 30, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2025
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,595	$1,595
Residential real estate	—	—	18	18
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$1,613	$1,613

MSRs	$—	$351	$—	$351

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,022	$1,022
Residential real estate	—	—	1,924	1,924
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$2,946	$2,946

MSRs	$—	$371	$—	$371

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

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

	June 30, 2025
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$1,695	$556	$82	$1,613
Remaining nonaccrual, individually evaluated loans	44,852	2,945	692	44,160
Total nonaccrual, individually evaluated loans	$46,547	$3,501	$774	$45,773

	December 31, 2024
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$2,986	$488	$40	$2,946
Remaining nonaccrual, individually evaluated loans	50,163	4,521	1,259	48,904
Total nonaccrual, individually evaluated loans	$53,149	$5,009	$1,299	$51,850

The income (expense) from credit adjustments related to nonaccrual individually evaluated loans carried at fair value was $116,000 and $(23,000) for the three-month periods ended June 30, 2025 and 2024, respectively, and was $48,000 and $(58,000) for the six-month periods ended June 30, 2025 and 2024, respectively.

MSRs totaled $13.7 million at June 30, 2025. Of this $13.7 million MSR carrying balance, $0.4 million was recorded at fair value and included a valuation allowance of $23,000. The remaining $13.4 million was recorded at cost, as the fair value exceeded cost at June 30, 2025. At December 31, 2024, MSRs totaled $13.9 million. Of this $13.9 million MSR carrying balance, $0.4 million was recorded at fair value and included a valuation allowance of $19,000. The remaining $13.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2024. The (expense) income related to MSRs carried at fair value during the three-month periods ended June 30, 2025 and 2024 was $(6,000) and $41,000, respectively, and was $(4,000) and $66,000 for the six-month periods ended June 30, 2025 and 2024, respectively.

Total OREO held by Park at June 30, 2025 and December 31, 2024 was $0.6 million and $0.9 million, respectively. At June 30, 2025, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2024, there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The net expense related to OREO fair value adjustments was $60,000 and $21,000 for the three-month and the six-month periods ended June 30, 2025, respectively. There was no net income (expense) related to OREO fair value adjustments for the three-month or the six-month periods ended June 30, 2024.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024:

June 30, 2025
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial real estate	$1,595	Sales comparison approach	Adj to comparables	0.0% - 30.0% (15.3%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$18	Sales comparison approach	Adj to comparables	11.9% - 38.9% (25.4%)

December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial real estate	$1,022	Sales comparison approach	Adj to comparables	0.0% - 30.0% (15.2%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$1,924	Sales comparison approach	Adj to comparables	4.7% - 45.5% (21.6%)
		Income approach	Capitalization rate	6.3% (6.3%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At June 30, 2025 and at December 31, 2024, Park had Partnership Investments with a NAV of $35.2 million and $32.6 million, respectively. At June 30, 2025 and at December 31, 2024, Park had $15.6 million and $17.6 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2025 and 2024, Park recognized income (expense) of $182,000 and $(92,000), respectively, and for six-month periods ended June 30, 2025 and 2024, Park recognized (expense) of $(117,000) and $(782,000), respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at June 30, 2025 and at December 31, 2024, was as follows:

	June 30, 2025
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$193,119	$193,119	$—	$—	$193,119
Investment securities (1)	954,510	—	947,730	6,780	954,510
Other investment securities (2)	16,195	15,582	—	613	16,195

Mortgage loans held for sale	4,385	—	4,385	—	4,385
Mortgage IRLCs	160	—	160	—	160
Individually evaluated loans carried at fair value	1,613	—	—	1,613	1,613
Other loans, net	7,867,278	—	—	7,728,393	7,728,393
Loans receivable, net	$7,873,436	$—	$4,545	$7,730,006	$7,734,551

Financial liabilities:
Time deposits	$777,284	$—	$778,115	$—	$778,115
Brokered deposits and Bid Ohio CDs	28,000	—	27,996	—	27,996
Other	3,312	3,312	—	—	3,312
Deposits (excluding demand deposits)	$808,596	$3,312	$806,111	$—	$809,423

Short-term borrowings	$95,670	$—	$95,670	$—	$95,670
Subordinated notes	189,912	—	189,058	—	189,058

Derivative financial instruments - assets:
Loan interest rate swaps	$641	$—	$641	$—	$641

Derivative financial instruments - liabilities:
Fair value swap	$109	$—	$—	$109	$109
Loan interest rate swaps	641	—	641	—	641
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

	Banking Segment
	Three Months Ended and At June 30,
(in thousands)	2025	2024

Interest Income	$136,496	$128,904

Reconciliation of Revenue
Other revenues	$32,186	$28,794
Total consolidated revenues	$168,682	$157,698

Less:
Interest expense	$27,505	$31,067
Segment net interest income and noninterest income	$141,177	$126,631

Less:
Provision for credit losses	2,853	3,113
Salaries	38,560	35,954
Employee benefits	9,108	9,873
Occupancy expense	3,269	2,975
Furniture and equipment expense	2,234	2,454
Data processing fees	11,021	9,542
Professional fees and services	7,395	6,022
Marketing	1,295	1,164
Insurance	1,667	1,777
Communication	941	1,002
State tax expense	1,350	1,129
Amortization of intangible assets	273	320
Miscellaneous	1,864	2,977
Income taxes	11,228	8,960
Segment net income/consolidated net income	$48,119	$39,369

Other segment disclosures
Interest income	136,496	128,904
Interest expense	27,505	31,067
Depreciation	2,828	3,019
Amortization	273	320
Other significant noncash items:
Provision for credit losses	2,853	3,113
Segment assets	9,949,578	9,919,783

Reconciliation of assets
Total assets for reportable segments	$9,949,578	9,919,783
Other assets	—	—
Total consolidated assets	$9,949,578	$9,919,783

	Banking Segment
	Six Months Ended June 30,
(in thousands)	2025	2024

Interest Income	$268,696	$255,544

Reconciliation of Revenue
Other revenues	$57,932	$54,994
Total consolidated revenues	$326,628	$310,538

Less:
Interest expense	$55,328	$62,084
Segment net interest income and noninterest income	$271,300	$248,454

Less:
Provision for credit losses	3,609	5,293
Salaries	74,776	71,687
Employee benefits	19,624	21,433
Occupancy expense	6,788	6,156
Furniture and equipment expense	4,535	5,037
Data processing fees	21,550	18,350
Professional fees and services	14,702	12,839
Marketing	2,823	2,905
Insurance	3,353	3,495
Communication	2,143	2,038
State tax expense	2,536	2,239
Amortization of intangible assets	547	640
Miscellaneous	3,764	5,598
Income taxes	20,274	16,171
Segment net income/consolidated net income	$90,276	$74,573

Other segment disclosures
Interest income	268,696	255,544
Interest expense	55,328	62,084
Depreciation	5,741	6,138
Amortization	547	640
Other significant noncash items:
Provision for credit losses	3,609	5,293

Note 21 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the consolidated condensed statements of income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the three-month and six-month periods ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,
Revenue by Operating Segment (in thousands)	2025	2024
Income from fiduciary activities
Personal trust and agency accounts	$3,970	$3,480
Employee benefit and retirement-related accounts	2,843	2,675
Investment management and investment advisory agency accounts	4,196	4,017
Other	613	556
Service charges on deposit accounts
NSF fees	715	777
DDA charges	1,655	1,331
Other	144	106
Other service income (1)
Credit card	713	670
HELOC	111	114
Installment	51	40
Real estate	2,542	1,853
Commercial	314	229
Debit card fee income	6,607	6,580
Bank owned life insurance income (2)	1,762	1,565
ATM fees	367	458
Gain (loss) on the sale of OREO, net	27	(7)
Loss on the sale of debt securities, net (2)	—	—
Gain on equity securities, net (2)	2,480	358
Other components of net periodic pension benefit income (2)	2,344	2,204
Miscellaneous (3)	732	1,788
Total other income	$32,186	$28,794
(1) "Other Service Income" totaled $3.7 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. Of this aggregate revenue approximately $1.7 million and $1.3 million was within the scope of ASC 606, with the remaining $2.0 million and $1.6 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended June 30, 2025 and 2024, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $0.7 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, all of which were within the scope of ASC 606.

	Six Months Ended June 30,
Revenue by Operating Segment (in thousands)	2025	2024
Income from fiduciary activities
Personal trust and agency accounts	$7,128	$6,434
Employee benefit and retirement-related accounts	5,804	5,326
Investment management and investment advisory agency accounts	8,447	7,817
Other	1,237	1,175
Service charges on deposit accounts
NSF fees	1,478	1,569
DDA charges	3,130	2,539
Other	313	212
Other service income (1)
Credit card	1,390	1,281
HELOC	218	196
Installment	127	60
Real estate	4,320	3,350
Commercial	612	543
Debit card fee income	12,696	12,823
Bank owned life insurance income (2)	3,274	4,194
ATM fees	702	954
(Loss) gain on the sale of OREO, net	(202)	114
Loss on the sale of debt securities, net (2)	—	(398)
Gain (loss) on equity securities, net (2)	1,618	(329)
Other components of net periodic pension benefit income (2)	4,688	4,408
Miscellaneous (3)	952	2,726
Total other income	$57,932	$54,994
(1) "Other Service Income" totaled $6.7 million and $5.4 million for the six months ended June 30, 2025 and 2024, respectively. Of this aggregate revenue approximately $3.2 million and $2.5 million was within the scope of ASC 606, with the remaining $3.5 million and $2.9 million consisting primarily of certain residential real estate loan fees which were out of scope for the six months ended June 30, 2025 and 2024, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $1.0 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively, all of which were within the scope of ASC 606.

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

Note 22 - Subsequent Events

On July 11, 2025, Park provided notice under that certain Indenture, dated as of August 20, 2020, by and between Park and U.S. Bank National Association, as trustee, as supplemented by the First Supplemental Indenture dated August 20, 2020, that Park has elected to redeem on September 1, 2025 (the “Redemption Date”) all of Park’s $175,000,000 outstanding 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) at a redemption price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, on the principal amount of the Notes to, but excluding, the Redemption Date.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended June 30, 2025 and June 30, 2024 and for the six months ended June 30, 2025 and June 30, 2024. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At June 30, 2025, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Worries that the Israel-Hamas conflict will widen and Russia's invasion of the Ukraine will persist longer than expected. Risk grows that China may block the Taiwan Strait, causing business and consumer confidence to decline. Retaliatory tariffs reduce U.S. exports and lead to a global downturn. (2) Due to continuing concerns about rising inflation, the Federal Reserve raises federal funds rates. However, the Federal Reserve resumes easing rates as the recession persists. (3) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about the longevity of the Euro zone and causes financial stress to highly indebted nations. These developments further lower U.S. exports and the corporate earnings of foreign subsidiaries of U.S. companies. (4) Impacts of Trump tariffs and deportations are significantly worse than expected. Tariff rates rise from about 2% to 27% and the administration does not roll them back significantly until the second half of 2027. Retaliatory tariffs reduce U.S. exports and lead to global turn-down. Tax revenues are lower than in the baseline creating a higher deficit. (5) A recession occurs in the third quarter of 2025 and lasts through the first quarter of 2026 resulting in real GDP declining by 2.6%, unemployment rates rising to a peak of 8.3% in the third quarter of 2026, and the stock market falling 35% from the second quarter of 2025 to the first quarter of 2026. The adverse scenario also forecasts Ohio unemployment for the next twelve months to range from 7.0% to 9.6%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $28.7 million as of June 30, 2025 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $28.7 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2025 and 2024

Summary Discussion of Results

Net income for the three months ended June 30, 2025 of $48.1 million represented a $8.8 million, or 22.2%, increase compared to $39.4 million for the three months ended June 30, 2024. Pre-tax, pre-provision net income for the three months ended June 30, 2025 of $62.2 million represented a $10.8 million, or 20.9%, increase compared to $51.4 million for the three months ended June 30, 2024.

Net income for the six months ended June 30, 2025 of $90.3 million represented a $15.7 million, or 21.1%, increase compared to $74.6 million for the six months ended June 30, 2024. Pre-tax, pre-provision net income for the six months ended June 30, 2025 of $114.2 million represented a $18.1 million, or 18.9%, increase compared to $96.0 million for the six months ended June 30, 2024.

The following discussion provides additional information regarding Park.

Overview

The following table reflects Park's net income for the first and second quarters of 2025, for the first half of 2025 and 2024 (the six months ended June 30), and for the year ended December 31, 2024.

(In thousands)	Q2 2025	Q1 2025	Six months YTD 2025	Six months YTD 2024	2024
Net interest income	$108,991	$104,377	$213,368	$193,460	$398,019
Provision for credit losses	2,853	756	3,609	5,293	14,543
Other income	32,186	25,746	57,932	54,994	122,588
Other expense	78,977	78,164	157,141	152,417	321,339
Income before income taxes	$59,347	$51,203	$110,550	$90,744	$184,725
Income tax expense	11,228	9,046	20,274	16,171	33,305
Net income	$48,119	$42,157	$90,276	$74,573	$151,420

Net interest income of $213.4 million for the six months ended June 30, 2025 represented a $19.9 million, or 10.3%, increase compared to $193.5 million for the six months ended June 30, 2024. The increase was a result of a $13.1 million increase in interest income and a $6.8 million decrease in interest expense.

The $13.1 million increase in interest income was due to a $19.6 million increase in interest income on loans, partially offset by a $6.5 million decrease in investment income. The $19.6 million increase in interest income on loans was primarily the result of a $343.1 million (or 4.55%) increase in average loans, from $7.53 billion for the six months ended June 30, 2024 to $7.88 billion for the six months ended June 30, 2025, as well as an increase in the yield on loans, which increased 26 basis points to 6.32% for the six months ended June 30, 2025, compared to 6.06% for the six months ended June 30, 2024. The $6.5 million decrease in investment income was primarily the result of a $144.3 million (or 9.64%) decrease in average investments, including money market investments, from $1.50 billion for the six months ended June 30, 2024 to $1.35 billion for the six months ended June 30, 2025. The decrease in investment income was also due to a decrease in the yield on investments, including money market investments, which decreased 54 basis points to 3.46% for the six months ended June 30, 2025, compared to 4.00% for the six months ended June 30, 2024.

The $6.8 million decrease in interest expense was due to a $5.0 million decrease in interest expense on deposits, as well as a $1.8 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was the result of a decrease in the cost of deposits of 22 basis points, from 1.97% for the six months ended June 30, 2024 to 1.75% for the six months ended June 30, 2025. This decrease was partially offset by a $146.0 million (or 2.59%) increase in average on-balance sheet interest bearing deposits from $5.64 billion for the six months ended June 30, 2024, to $5.78 billion for the six months ended June 30, 2025. The increase in on-balance sheet interest bearing deposits was due to increase in savings accounts and time deposits, which were partially offset by decreases in transaction accounts and brokered and bid CD deposits. The decrease in interest expense on borrowings was the result of a decrease in the cost of borrowings of 24 basis points, from 4.17% for the six months ended June 30, 2024 to 3.93% for the six months ended June 30, 2025 as well as a $68.2 million (or 20.21%) decrease in average borrowings from $337.3 million for the six months ended June 30, 2024, to $269.2 million for the six months ended June 30, 2025.

The provision for credit losses of $3.6 million for the six months ended June 30, 2025 represented a decrease of $1.7 million, compared to $5.3 million for the six months ended June 30, 2024. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

The table below reflects Park's total other income for the six months ended June 30, 2025 and 2024.

(Dollars in thousands)	2025	2024	$ change	% change
Other income:
Income from fiduciary activities	$22,616	$20,752	$1,864	9.0%
Service charges on deposit accounts	4,921	4,320	601	13.9%
Other service income	6,667	5,430	1,237	22.8%
Debit card fee income	12,696	12,823	(127)	(1.0)%
Bank owned life insurance income	3,274	4,194	(920)	(21.9)%
ATM fees	702	954	(252)	(26.4)%
(Loss) gain on the sale of OREO, net	(202)	114	(316)	(277.2)%
Loss on sale of debt securities, net	—	(398)	398	N.M.
Gain (loss) on equity securities, net	1,618	(329)	1,947	(591.8)%
Other components of net periodic benefit income	4,688	4,408	280	6.4%
Miscellaneous	952	2,726	(1,774)	(65.1)%
Total other income	$57,932	$54,994	$2,938	5.3%

Other income of $57.9 million for the six months ended June 30, 2025 represented an increase of $2.9 million, or 5.3%, compared to $55.0 million for the six months ended June 30, 2024. The $1.9 million increase in income from fiduciary activities was largely due to an increase in the market value of assets under management. The $601,000 increase in service charges on deposits was largely due to an increase in maintenance fees on deposits. The $1.2 million increase in other service income was mainly due to an increase in mortgage related other service income. The $920,000 decrease in bank owned life insurance income was primarily related to a decrease in death benefits received during the six months ended June 30, 2025. The change in loss on sale of debt securities, net was due to net losses on the sale of debt securities of $398,000 recorded during the six months ended June 30, 2024 compared to no net losses on sale of debt securities during the six months ended June 30, 2025. The change in gain (loss) on equity securities, net was mostly due to increases in net gains in equity securities carried at fair value as well as a decrease in the net loss on capital investments during the six months ended June 30, 2025 compared to the same period of 2024. The decrease in miscellaneous income was largely due to an increase in net loss on sale and disposal of assets, largely due to the impact of strategic initiatives.

The table below reflects Park's total other expense for the six months ended June 30, 2025 and 2024.

(Dollars in thousands)	2025	2024	$ change	% change
Other expense:
Salaries	$74,776	$71,687	$3,089	4.3%
Employee benefits	19,624	21,433	(1,809)	(8.4)%
Occupancy expense	6,788	6,156	632	10.3%
Furniture and equipment expense	4,535	5,037	(502)	(10.0)%
Data processing fees	21,550	18,350	3,200	17.4%
Professional fees and services	14,702	12,839	1,863	14.5%
Marketing	2,823	2,905	(82)	(2.8)%
Insurance	3,353	3,495	(142)	(4.1)%
Communication	2,143	2,038	105	5.2%
State tax expense	2,536	2,239	297	13.3%
Amortization of intangible assets	547	640	(93)	(14.5)%
Miscellaneous	3,764	5,598	(1,834)	(32.8)%
Total other expense	$157,141	$152,417	$4,724	3.1%

Total other expense of $157.1 million for the six months ended June 30, 2025 represented an increase of $4.7 million compared to $152.4 million for the six months ended June 30, 2024. The increase in salaries expense was primarily related to increases in base salary expense, incentive compensation expense, and share-based compensation expense. The decrease in employee benefit expense was primarily due to a decrease in group insurance expense and retirement related expense, partially offset by an increase in payroll tax related expense. The increase in occupancy expense was related to increases in rental of lease space expense and utilities expense. The decrease in furniture and equipment expense was primarily due to decreases in depreciation expense. The increase in data processing fees was mainly related to an increase in software related expenses, partially offset by a decrease in ATM and debit card processing expense. The increase in professional fees and services expense was primarily due to increases in legal expenses, consulting expenses and trust system provider expense. The decrease in miscellaneous expense is primarily due to a decrease in expense for the allowance for unfunded credit losses and other non-loan related losses.

The table below provides certain balance sheet information and financial ratios for Park as of or for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024	% change from 12/31/24	% change from 6/30/24
Loans	7,963,221	7,817,128	7,664,377	1.87%	3.90%
Allowance for credit losses	89,785	87,966	86,575	2.07%	3.71%
Net loans	7,873,436	7,729,162	7,577,802	1.87%	3.90%
Investment securities	1,062,526	1,100,861	1,264,858	(3.48)%	(16.00)%
Total assets	9,949,578	9,805,350	9,919,783	1.47%	0.30%
Total deposits	8,237,766	8,143,526	8,312,505	1.16%	(0.90)%
Average assets (1)	10,062,125	9,901,264	9,837,352	1.62%	2.28%
Efficiency ratio (2)	57.65%	61.44%	61.05%	(6.17)%	(5.57)%
Return on average assets (3)	1.81%	1.53%	1.52%	18.30%	19.08%
(1) Average assets for the six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.3 million, $1.2 million and $2.4 million for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024, respectively.
(3) Annualized for the six months ended June 30, 2025 and 2024.

Loans

Loans outstanding at June 30, 2025 were $7.96 billion, compared to (i) $7.82 billion at December 31, 2024, an increase of $146.1 million, and (ii) $7.66 billion at June 30, 2024, an increase of $298.8 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 06/30/24	% change from 06/30/24
Home equity	$219,450	$203,927	$185,635	$15,523	7.6%	$33,815	18.2%
Installment	1,889,962	1,927,168	1,943,108	(37,206)	(1.9)%	(53,146)	(2.7)%
Real estate	1,495,477	1,452,833	1,394,468	42,644	2.9%	101,009	7.2%
Commercial	4,355,638	4,230,399	4,135,595	125,239	3.0%	220,043	5.3%
Other	2,694	2,801	5,571	(107)	(3.8)%	(2,877)	(51.6)%
Total loans	$7,963,221	$7,817,128	$7,664,377	$146,093	1.9%	$298,844	3.9%

Park's allowance for credit losses was $89.8 million at June 30, 2025, compared to $88.0 million at December 31, 2024, an increase of $1.8 million, or 2.1%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at June 30, 2025 were $8.24 billion, compared to (i) $8.14 billion at December 31, 2024, an increase of $94.2 million and (ii) $8.31 billion at June 30, 2024, a decrease of $74.7 million. Total deposits including off balance sheet deposits at June 30, 2025 were $8.49 billion, compared to (i) $8.26 billion at December 31, 2024, an increase of $234.1 million and (ii) $8.31 billion at June 30, 2024, an increase of $180.3 million.

(Dollars in thousands)	June 30, 2024	December 31, 2024	June 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 06/30/24	% change from 06/30/24
Non-interest bearing deposits	$2,620,106	$2,612,708	$2,542,446	$7,398	0.3%	$77,660	3.1%
Transaction accounts	2,034,742	1,939,755	2,146,457	94,987	4.9%	(111,715)	(5.2)%
Savings	2,777,634	2,679,280	2,765,196	98,354	3.7%	12,438	0.4%
Certificates of deposit	777,284	735,297	682,207	41,987	5.7%	95,077	13.9%
Brokered and bid CD deposits	28,000	176,486	176,199	(148,486)	(84.1)%	(148,199)	(84.1)%
Total deposits	$8,237,766	$8,143,526	$8,312,505	$94,240	1.2%	$(74,739)	(0.9)%
Off balance sheet deposits	$255,086	$115,186	$—	139,900	121.5%	255,086	N.M.
Total deposits including off balance sheet deposits	$8,492,852	$8,258,712	$8,312,505	234,140	2.8%	180,347	2.2%

In order to manage the impact of deposit growth on its balance sheet, Park utilizes a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs.

The table below breaks out the change in deposit balances, including off balance sheet deposits, by deposit type, for Park.

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 06/30/24	% change from 06/30/24
Retail deposits	$4,024,571	$4,035,351	$3,968,739	$(10,780)	(0.3)%	$55,832	1.4%
Commercial deposits	4,185,195	3,931,689	4,167,567	253,506	6.4%	$17,628	0.4%
Brokered and bid CD deposits	28,000	176,486	176,199	(148,486)	(84.1)%	$(148,199)	(84.1)%
Total deposits	$8,237,766	$8,143,526	$8,312,505	$94,240	1.2%	$(74,739)	(0.9)%
Off balance sheet deposits	255,086	115,186	—	$139,900	121.5%	$255,086	N.M.
Total deposits including off balance sheet deposits	$8,492,852	$8,258,712	$8,312,505	$234,140	2.8%	$180,347	2.2%

Noninterest bearing deposits to total deposits	31.8%	32.1%	30.6%

During the six months ended June 30, 2025, total deposits including off balance sheet deposits increased by $234.1 million, or 2.8%. This increase consisted of a $253.5 million increase in total commercial deposits and a $139.9 million increase in off balance sheet deposits, partially offset by a $148.5 million decrease in brokered and bid CD deposits and a $10.8 million decrease in retail deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on and off Park's balance sheet.

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 06/30/24	% change from 06/30/24
Public funds included in commercial deposits	$1,579,102	$1,278,325	$1,555,846	$300,777	23.5%	$23,256	1.5%
Bid Ohio CDs	28,000	76,497	134,995	$(48,497)	(63.4)%	$(106,995)	(79.3)%
Total public fund deposits	$1,607,102	$1,354,822	$1,690,841	$252,280	18.6%	$(83,739)	(5.0)%

Cost of public fund deposits	1.97%	2.36%	2.42%
Cost of total interest bearing deposits	1.75%	1.97%	1.97%

As of June 30, 2025, Park had approximately $1.5 billion of uninsured deposits, which was 17.9% of total deposits. Uninsured deposits of $1.5 billion included $420.4 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2025 and 2024

Net interest income increased by $11.2 million, or 11.4%, to $109.0 million for the second quarter of 2025, compared to $97.8 million for the second quarter of 2024. See the discussion under the table below.

	Three months ended June 30, 2025			Three months ended June 30, 2024
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,922,263	$125,818	6.37%	$7,587,127	$115,555	6.13%
Taxable investments	851,185	6,693	3.15%	1,115,461	10,950	3.95%
Tax-exempt investments (2)	223,871	1,903	3.41%	219,659	1,750	3.20%
Money market instruments	254,697	2,757	4.34%	94,658	1,254	5.33%
Interest earning assets	$9,252,016	$137,171	5.95%	$9,016,905	$129,509	5.78%

Interest bearing deposits	$5,768,900	$24,876	1.73%	$5,626,577	$27,895	1.99%
Short-term borrowings	79,241	300	1.52%	123,628	811	2.64%
Long-term debt	189,847	2,329	4.92%	189,335	2,361	5.02%
Interest bearing liabilities	$6,037,988	$27,505	1.83%	$5,939,540	$31,067	2.10%
Excess interest earning assets	$3,214,028			$3,077,365
Tax equivalent net interest income		$109,666			$98,442
Net interest spread			4.12%			3.68%
Net interest margin			4.75%			4.39%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $275,000 for the three months ended June 30, 2025 and $237,000 for the same period of 2024.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $400,000 for the three months ended June 30, 2025 and $368,000 for the same period of 2024.

Average interest earning assets for the second quarter of 2025 increased by $235.1 million, or 2.6%, to $9,252 million for the second quarter of 2025, compared to $9,017 million for the second quarter of 2024. The average yield on interest earning assets increased by 17 basis points to 5.95% for the second quarter of 2025, compared to 5.78% for the second quarter of 2024.

Loan interest income for the three months ended June 30, 2025, included $1.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, for the three months ended June 30, 2025, the average yield on total loans was 6.32%, the average yield on interest earning assets was 5.90% and the net interest margin was 4.71%.

Average interest bearing liabilities for the second quarter of 2025 increased by $98.4 million, or 1.7%, to $6,038 million, compared to $5,940 million for the second quarter of 2024. The average cost of interest bearing liabilities decreased by 27 basis points to 1.83% for the second quarter of 2025, compared to 2.10% for the second quarter of 2024.

Yield on Loans: Average loan balances increased $335.1 million, or 4.4%, to $7,922 million for the second quarter of 2025, compared to $7,587 million for the second quarter of 2024. The average yield on the loan portfolio increased by 24 basis points to 6.37% for the second quarter of 2025, compared to 6.13% for the second quarter of 2024.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2025 and 2024.

	Three months ended June 30, 2025		Three months ended June 30, 2024
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$214,160	7.46%	$180,012	8.52%
Installment loans	1,892,665	6.88%	1,946,319	6.36%
Real estate loans	1,480,916	5.47%	1,375,013	5.00%
Commercial loans (1)	4,331,647	6.40%	4,082,282	6.28%
Other	2,875	10.58%	3,501	9.39%
Total loans before allowance	$7,922,263	6.37%	$7,587,127	6.13%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $275,000 for the three months ended June 30, 2025 and $237,000 for the same period of 2024.

Commercial loan interest income for the three months ended June 30, 2025, included $1.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, the average tax equivalent yield on commercial loans was 6.30% for the three months ended June 30, 2025 and the average tax equivalent yield on total loans was 6.32% for the three months ended June 30, 2025.

Cost of Deposits: Average interest bearing deposit balances increased $142.3 million, or 2.5%, to $5,769 million for the second quarter of 2025, compared to $5,627 million for the second quarter of 2024. The average cost of funds on deposit balances decreased by 26 basis points to 1.73% for the second quarter of 2025, compared to 1.99% for the second quarter of 2024. The table below shows for the three months ended June 30, 2025 and 2024, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2025		Three months ended June 30, 2024
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,141,027	1.42%	$2,161,072	1.74%
Savings deposits and clubs	2,832,576	1.63%	2,625,611	1.69%
Time deposits	767,660	2.89%	672,892	3.23%
Brokered/bid CD deposits	27,637	4.21%	167,002	5.12%
Total interest bearing deposits	$5,768,900	1.73%	$5,626,577	1.99%

Comparison for the First Half of 2025 and 2024

Net interest income increased by $19.9 million, or 10.3%, to $213.4 million for the second quarter of 2025, compared to $193.5 million for the second quarter of 2024. See the discussion under the table below.

	Six months ended June 30, 2025			Six months ended June 30, 2024
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,877,994	$246,736	6.32%	$7,534,889	$227,008	6.06%
Taxable investments	869,281	13,823	3.21%	1,150,985	22,849	3.99%
Tax-exempt investments (2)	213,274	3,509	3.32%	221,596	3,534	3.21%
Money market instruments	270,767	5,910	4.40%	125,084	3,374	5.42%
Interest earning assets	$9,231,316	$269,978	5.90%	$9,032,554	$256,765	5.72%

Interest bearing deposits	$5,781,338	$50,082	1.75%	$5,635,332	$55,088	1.97%
Short-term borrowings	79,388	591	1.50%	148,060	2,275	3.09%
Long-term debt	189,782	4,655	4.95%	189,273	4,721	5.02%
Interest bearing liabilities	$6,050,508	$55,328	1.84%	$5,972,665	$62,084	2.09%
Excess interest earning assets	$3,180,808			$3,059,889
Tax equivalent net interest income		$214,650			$194,681
Net interest spread			4.06%			3.63%
Net interest margin			4.69%			4.33%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $545,000 for the six months ended June 30, 2025 and $479,000 for the same period of 2024.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $737,000 for the six months ended June 30, 2025 and $742,000 for the same period of 2024.

Average interest earning assets for the first half of 2025 increased by $198.8 million, or 2.2%, to $9,231 million for the first half of 2025, compared to $9,033 million for the first half of 2024. The average yield on interest earning assets increased by 18 basis points to 5.90% for the first half of 2025, compared to 5.72% for the first half of 2024.

Loan interest income for the six months ended June 30, 2025, included $2.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, for the six months ended June 30, 2025, the average yield on total loans was 6.26%, the average yield on interest earning assets was 5.85% and the net interest margin was 4.64%.

Average interest bearing liabilities for the first half of 2025 increased by $77.8 million, or 1.3%, to $6,051 million, compared to $5,973 million for the first half of 2024. The average cost of interest bearing liabilities decreased by 25 basis points to 1.84% for the first half of 2025, compared to 2.09% for the first half of 2024.

Yield on Loans: Average loan balances increased $343.1 million, or 4.6%, to $7,878 million for the first half of 2025, compared to $7,535 million for the first half of 2024. The average yield on the loan portfolio increased by 26 basis points to 6.32% for the first half of 2025, compared to 6.06% for the first half of 2024.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2025 and 2024.

	Six months ended June 30, 2025		Six months ended June 30, 2024
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$210,290	7.46%	$177,453	8.54%
Installment loans	1,901,671	6.83%	1,945,320	6.27%
Real estate loans	1,467,262	5.42%	1,360,025	4.93%
Commercial loans (1)	4,295,418	6.33%	4,048,234	6.23%
Other	3,353	9.35%	3,857	8.71%
Total loans before allowance	$7,877,994	6.32%	$7,534,889	6.06%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $545,000 for the six months ended June 30, 2025 and $479,000 for the same period of 2024.

Commercial loan interest income for the six months ended June 30, 2025, included $2.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, the average tax equivalent yield on commercial loans was 6.24% for the six months ended June 30, 2025 and the average tax equivalent yield on total loans was 6.26% for the six months ended June 30, 2025.

Cost of Deposits: Average interest bearing deposit balances increased $146.0 million, or 2.6%, to $5,781 million for the first half of 2025, compared to $5,635 million for the first half of 2024. The average cost of funds on deposit balances decreased by 22 basis points to 1.75% for the first half of 2025, compared to 1.97% for the first half of 2024. The table below shows for the six months ended June 30, 2025 and 2024, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2025		Six months ended June 30, 2024
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,134,835	1.42%	$2,164,917	1.72%
Savings deposits and clubs	2,818,609	1.61%	2,629,155	1.66%
Time deposits	757,085	2.95%	665,628	3.12%
Brokered/bid CD deposits	70,809	4.35%	175,632	5.19%
Total interest bearing deposits	$5,781,338	1.75%	$5,635,332	1.97%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2025 and for the years ended December 31, 2024, 2023 and 2022.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - year	6.14%	3.74%	5.16%	5.78%
2025 - first six months	6.32%	3.23%	4.40%	5.90%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $545,000 for the six months ended June 30, 2025, and $964,000, $811,000 and $627,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $737,000 for the six months ended June 30, 2025, and $1.5 million, $2.9 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2025 and for the years ended December 31, 2024, 2023 and 2022.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - year	1.97%	2.60%	4.98%	2.08%
2025 - first six months	1.75%	1.50%	4.95%	1.84%

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

The table below provides additional information on the provision for credit losses for the three-month and six-month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$88,130	$85,084	$87,966	$83,745
Charge-offs	3,959	3,097	7,564	6,337
Recoveries	2,761	1,475	5,774	3,874
Net charge-offs	1,198	1,622	1,790	2,463
Provision for credit losses	2,853	3,113	3,609	5,293
Ending balance	$89,785	$86,575	$89,785	$86,575

Net charge-offs as a % of average loans (annualized)	0.06%	0.09%	0.05%	0.07%

Net charge-offs were $1.2 million or 0.06% annualized, of total average loans, for the three months ended June 30, 2025, compared to $1.6 million, or 0.09% annualized, of total average loans, for the three months ended June 30, 2024. Net charge-offs were $1.8 or 0.05% annualized, of total average loans, for the six months ended June 30, 2025, compared to $2.5 million, or 0.07% annualized, of total average loans, for the three months ended June 30, 2024. Included in recoveries for the three months ended June 30, 2025 was $717,000 in recoveries from former Vision Bank loan relationships compared to $117,000 in recoveries for the three months ended June 30, 2024. Included in recoveries for the six months ended June 30, 2025 was $1.8 million in recoveries from former Vision Bank loan relationships compared to $1.1 million in recoveries for the six months ended June 30, 2024.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at June 30, 2025, March 31, 2025, December 31, 2024, and June 30, 2024. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are also to be individually evaluated.

(Dollars in thousands)	6/30/2025	3/31/2025	12/31/2024	6/30/2024
Total allowance for credit losses	$89,785	$88,130	$87,966	$86,575
Allowance on accruing PCD loans	—	—	—	—
Reserves on individually evaluated loans - accruing	—	—	—	—
Reserves on individually evaluated loans - nonaccrual	774	1,044	1,299	5,311
General reserves on collectively evaluated loans	$89,011	$87,086	$86,667	$81,264

Total loans	$7,963,221	$7,883,735	$7,817,128	$7,664,377
Accruing PCD loans	2,004	2,139	2,174	2,420
Individually evaluated loans - accrual	14,019	13,935	15,290	—
Individually evaluated loans - nonaccrual	46,547	47,718	53,149	54,993
Collectively evaluated loans	$7,900,651	$7,819,943	$7,746,515	$7,606,964

Allowance for credit losses as a % of period end loans	1.13%	1.12%	1.13%	1.13%
General reserve as a % of collectively evaluated loans	1.13%	1.11%	1.12%	1.07%

The total allowance for credit losses of $89.8 million at June 30, 2025 represented a $1.7 million, or 1.9%, increase compared to $88.1 million at March 31, 2025. The increase was due to a $1.9 million increase in general reserves, partially offset by a $270,000 decrease in individual reserves on nonaccrual loans.

The total allowance for credit losses of $89.8 million at June 30, 2025 represented a $1.8 million, or 2.1%, increase compared to $88.0 million at December 31, 2024. The increase was due to a $2.3 million increase in general reserves partially offset by a $525,000 decrease in individual reserves on nonaccrual loans.

The increase in general reserves at June 30, 2025 compared to March 31, 2025 and December 31, 2024 included a $1.4 million additional qualitative reserve related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of June 30, 2025, the loans in these special purpose mortgage loan programs totaled $207.9 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs. Management will continue to evaluate this portfolio as additional information becomes available.

Nonperforming Assets: Non-performing assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (3) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at June 30, 2025, March 31, 2025, December 31, 2024 and June 30, 2024.

(In thousands)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Nonaccrual loans	$63,080	$61,929	$68,178	$71,368
Loans past due 90 days or more	2,427	1,219	1,754	1,377
Total nonperforming loans	$65,507	$63,148	$69,932	$72,745

OREO	638	119	938	1,210
Total nonperforming assets	$66,145	$63,267	$70,870	$73,955

Percentage of nonaccrual loans to total loans	0.79%	0.79%	0.87%	0.93%
Percentage of nonperforming loans to total loans	0.82%	0.80%	0.89%	0.95%
Percentage of nonperforming assets to total loans	0.83%	0.80%	0.91%	0.96%
Percentage of nonperforming assets to total assets	0.66%	0.64%	0.72%	0.75%

Nonperforming loans as of June 30, 2025 of $65.5 million represented a $2.4 million, or 3.7%, increase from $63.1 million at March 31, 2025. The increase was mostly attributable to an increase in nonperforming consumer mortgage loans, partially offset by a reduction in nonaccrual commercial loan balances due to loan payoffs and collection efforts. Nonperforming loans as of June 30, 2025 of $65.5 million represented a $4.4 million, or 6.3%, decrease from $69.9 million at December 31, 2024. The decline was mostly attributable to a reduction in nonaccrual commercial loan balances due to loan payoffs and collection efforts, partially offset by an increase in nonaccrual consumer mortgage loans.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at June 30, 2025, December 31, 2024 and June 30, 2024. Loans are classified as current if they are less than 30 days past due.

	June 30, 2025			December 31, 2024			June 30, 2024
(In thousands)	Balance		Percent of Total Loans	Balance	Percent of Total Loans		Balance	Percent of Total Loans
Nonaccrual loans - current	$45,138		0.57%	$44,135	0.56%	1	$45,895	0.60%
Nonaccrual loans - past due	17,942	0.88%	0.22%	24,043	0.31%		25,473	0.33%
Total nonaccrual loans	$63,080		0.79%	$68,178	0.87%		$71,368	0.93%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Pass rated	$4,230,009	$4,094,178	$4,018,735
Special Mention	81,388	81,090	73,383
Substandard	2,840	3,484	739
Individually evaluated for impairment - accrual	14,019	15,290	—
Individually evaluated for impairment - nonaccrual	46,547	53,149	54,993
Accruing PCD	1,927	2,095	2,339
Total	$4,376,730	$4,249,286	$4,150,189
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $98.2 million of accruing commercial loans included on the watch list at June 30, 2025, compared to $99.9 million at December 31, 2024, and $74.1 million at June 30, 2024. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $24.3 million, or 0.30%, of total loans at June 30, 2025, compared to $28.4 million, or 0.36% of total loans at December 31, 2024, and $25.4 million or 0.33% of total loans at June 30, 2024.

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

Nonaccrual individually evaluated commercial loans were $46.5 million at June 30, 2025, a decrease of $6.6 million, compared to $53.1 million at December 31, 2024 and a decrease of $8.5 million, compared to $55.0 million at June 30, 2024. Accruing individually evaluated commercial loans were $14.0 million at June 30, 2025, compared to $15.3 million at December 31, 2024 and no accruing individually evaluated commercial loans at June 30, 2024.

At June 30, 2025, Park had taken partial charge-offs of $3.5 million related to the $46.5 million of nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $5.0 million related to the $53.1 million of nonaccrual individually evaluated commercial loans at December 31, 2024.

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At June 30, 2025 and at December 31, 2024, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at June 30, 2025 and at December 31, 2024 was $2.0 million and $2.2 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality at June 30, 2025 and at December 31, 2024 was $541,000 and $551,000, respectively.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges from adjustments companies have made as a result of the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of June 30, 2025, Park had $285.5 million of loans which were fully or partially secured by non-owner-occupied office space, $283.3 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

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

Other income increased by $3.4 million to $32.2 million for the quarter ended June 30, 2025, compared to $28.8 million for the second quarter of 2024 and increased $2.9 million to $57.9 million for the first half of 2025 compared to $55.0 million for the first half of 2024.

The following table provides a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Income from fiduciary activities	$11,622	$10,728	$894	$22,616	$20,752	$1,864
Service charges on deposit accounts	2,514	2,214	300	4,921	4,320	601
Other service income	3,731	2,906	825	6,667	5,430	1,237
Debit card fee income	6,607	6,580	27	12,696	12,823	(127)
Bank owned life insurance income	1,762	1,565	197	3,274	4,194	(920)
ATM fees	367	458	(91)	702	954	(252)
Gain (loss) on the sale of OREO, net	27	(7)	34	(202)	114	(316)
Loss on the sale of debt securities, net	—	—	—	—	(398)	398
Gain (loss) on equity securities, net	2,480	358	2,122	1,618	(329)	1,947
Other components of net periodic pension benefit income	2,344	2,204	140	4,688	4,408	280
Miscellaneous	732	1,788	(1,056)	952	2,726	(1,774)
Total other income	$32,186	$28,794	$3,392	$57,932	$54,994	$2,938

Income from fiduciary activities increased by $894,000, or 8.3%, to $11.6 million for the three months ended June 30, 2025, compared to $10.7 million for the same period of 2024 and increased $1.9 million, or 9.0%, to $22.6 million for the six months ended June 30, 2025 compared to $20.7 million for the same period of 2024. The increase in income from fiduciary activities was largely due to an increase in the market value of assets under management. The average market value of assets under management for the three months ended June 30, 2025 was $8,838 million compared to $8,373 million for the same period in 2024. The average market value of assets under management for the six months ended June 30, 2025 was $8,802 million compared to $8,373 million for the same period in 2024.

Service charges on deposit accounts increased by $300,000, or 13.6%, to $2.5 million for the three months ended June 30, 2025, compared to $2.2 million for the same period of 2024 and increased by $601,000, or 13.9%, to $4.9 million for the six months ended June 30, 2025 compared to $4.3 million for the same period of 2024. The increase for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $358,000 increase in maintenance fees on deposit accounts, partially offset by a decline of $62,000 in NSF income. The increase for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to a $687,000 increase in maintenance fees on deposit accounts, partially offset by a decline of $91,000 in NSF income.

Other service income increased by $825,000, or 28.4%, to $3.7 million for the three months ended June 30, 2025, compared to $2.9 million for the same period of 2024 and increased $1.2 million, or 22.8%, to $6.7 million for the six months ended June 30, 2025 compared to $5.4 million for the same period for the same period of 2024. The primary reason for the increase for the three months ended June 30, 2025 compared to the same period of 2024 was a $689,000 increase in income related to mortgage loans due to an increase in origination volume. The primary reason for the increase for the six months ended June 30, 2025 compared to the same period of 2024 was a $970,000 increase in income related to mortgage loans due to an increase in origination volume.

Bank owned life insurance income decreased by $920,000, or 21.9%, to $3.3 million for the six months ended June 30, 2025, compared to $4.2 million for the same period of 2024. The decrease for the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024 was primarily due to a decrease in received death benefits.

During the six-month period ended June 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities during the six-month period ended June 30, 2025.

Gain (loss) on equity securities, net, changed by $2.1 million, to a net gain of $2.5 million for the three months ended June 30, 2025 compared to a net gain of $358,000 for the same period in 2024. The $2.1 million change for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was related to a $1.8 million change in the gain (loss) on other equity securities which went from a net gain of $449,000 for the three months ended June 30, 2024 to a net gain of $2.3 million for the three months ended June 30, 2025, and a $274,000 change in the gain (loss) on equity securities held at NAV, which went from a $92,000 net loss for the three months ended June 30, 2024 to a $182,000 net gain for the three months ended June 30, 2025.

Gain (loss) on equity securities, net, changed by $1.9 million, to a net gain of $1.6 million for the six months ended June 30, 2025 compared to a net loss of $329,000 for the same period in 2024. The $1.9 million change for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was related to a $1.3 million change in the gain (loss) on other equity securities which went from a net gain of $453,000 for the six months ended June 30, 2024 to a net gain of $1.7 million for the six months ended June 30, 2025, and a $665,000 change in the gain (loss) on equity securities held at NAV, which went from a $782,000 net loss for the six months ended June 30, 2024 to a $117,000 net loss for the six months ended June 30, 2025.

Miscellaneous income decreased $1.1 million, or 59.1%, to $732,000 for the three months ended June 30, 2025, compared to $1.8 million for the same period in 2024. The decrease for the three-month period ended June 30, 2025 compared to the same period of 2024 was largely due to a decrease in the net gain on the sale and disposal of assets which decreased from $774,000 for the three months ended June 30, 2024 to $18,000 for the same period in 2025. This decline was largely due to the impact of strategic initiatives.

Miscellaneous income decreased $1.8 million, or 65.1%, to $952,000 for the six months ended June 30, 2025, compared to $2.7 million for the same period in 2024. The decrease was largely due to an increase in the net loss on the sale and disposal of assets which went from a net gain of $630,000 for the six months ended June 30, 2024 to a net loss of $849,000 for the six months ended June 30, 2025.

Other Expense

Other expense increased by $3.8 million, or 5.0%, to $79.0 million for the three months ended June 30, 2025 compared to $75.2 million for the same period of 2024 and increased $4.7 million, or 3.1%, to $157.1 million for the six months ended June 30, 2025 compared to $152.4 million for the same period of 2024.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Salaries	$38,560	$35,954	$2,606	$74,776	$71,687	$3,089
Employee benefits	9,108	9,873	(765)	19,624	21,433	(1,809)
Occupancy expense	3,269	2,975	294	6,788	6,156	632
Furniture and equipment expense	2,234	2,454	(220)	4,535	5,037	(502)
Data processing fees	11,021	9,542	1,479	21,550	18,350	3,200
Professional fees and services	7,395	6,022	1,373	14,702	12,839	1,863
Marketing	1,295	1,164	131	2,823	2,905	(82)
Insurance	1,667	1,777	(110)	3,353	3,495	(142)
Communication	941	1,002	(61)	2,143	2,038	105
State tax expense	1,350	1,129	221	2,536	2,239	297
Amortization of intangible assets	273	320	(47)	547	640	(93)
Miscellaneous	1,864	2,977	(1,113)	3,764	5,598	(1,834)
Total other expense	$78,977	$75,189	$3,788	$157,141	$152,417	$4,724

Salaries increased by $2.6 million, or 7.2%, to $38.6 million for the three months ended June 30, 2025, compared to $36.0 million for the same period in 2024. The increase was primarily due to an increase of $1.3 million in incentive compensation expense, an increase of $781,000 in base salaries expense, and an increase of $448,000 in share-based compensation expense.

Salaries increased by $3.1 million, or 4.3%, to $74.8 million for the six months ended June 30, 2025, compared to $71.7 million for the same period in 2024. The increase was primarily due to an increase of $1.4 million in incentive compensation expense, an increase of $1.1 million in base salaries expense, and an increase of $501,000 in share-based compensation expense.

Employee benefits decreased $765,000, or 7.7%, to $9.1 million for the three months ended June 30, 2025, compared to $9.9 million for the same period in 2024. The decrease was primarily due to a decrease in SERP expense of $574,000, a decrease in other employee benefits of $157,000, and a decrease in pension plan expense of $118,000, partially offset by an increase in company match KSOP contributions of $64,000.

Employee benefits decreased $1.8 million, or 8.4%, to $19.6 million for the six months ended June 30, 2025, compared to $21.4 million for the same period in 2024. The decrease was due to a decrease in group insurance costs of $1.7 million, a decrease in SERP expense of $596,000, and a decrease in pension plan expense of $237,000, partially offset by an increase in other employee benefits of $309,000, an increase in company match KSOP contributions of $226,000, and an increase in employer payroll tax expense of $186,000.

Occupancy expense increased $294,000, or 9.9%, to $3.3 million for the three months ended June 30, 2025, compared to $3.0 million for the same period in 2024. The increase was primarily due to an increase in expense for the rental of leased space of $148,000 and an increase in depreciation expense of $79,000. Occupancy expense increased $632,000, or 10.3%, to $6.8 million for the six months ended June 30, 2025 compared to $6.2 million compared to the same period in 2024. The increase was primarily due to an increase in expense for the rental of leased space of $324,000, an increase in depreciation expense of $115,000, and an increase in utilities expense of $87,000.

Furniture and equipment expense decreased $502,000, or 10.0%, to $4.5 million for the six months ended June 30, 2025 compared to $5.0 million for the same period in 2024 as a result of a decrease in depreciation expense.

Data processing expense increased $1.5 million, or 15.5%, to $11.0 million for the three months ended June 30, 2025 compared to $9.5 million for the same period in 2024, and increased $3.2 million, or 17.4%, to $21.6 million for the six months ended June 30, 2025 compared to $18.4 million for the same period in 2024. The increase for the three-month period ended June 30, 2025 compared to the same period in 2024 related to an increase of $1.5 million in software expense. The increase for the six-month period ended June 30, 2025 compared to the same period in 2024 related to an increase of $3.6 million in software expense, partially offset by a decline in debit card and ATM processing costs of $415,000.

Professional fees and services expense increased $1.4 million, or 22.8%, to $7.4 million for the three months ended June 30, 2025 compared to $6.0 million for the same period in 2024. The increase for the three-month period ended June 30, 2025 compared to the same period in 2024 primarily related to a $704,000 increase in consulting expense, a $454,000 increase in legal expense, and a $207,000 increase in audit and tax service expense, partially offset by a $173,000 decrease in recruiting expenses.

Professional fees and services expense increased $1.9 million, or 14.5%, to $14.7 million for the six months ended June 30, 2025 compared to $12.8 million for the same period in 2024. The increase for the six-month period ended June 30, 2025 compared to the same period in 2024 primarily related to a $895,000 increase in consulting expense, a $658,000 increase in legal expense, an increase of $377,000 in trust systems provider expense, and a $226,000 increase in audit and tax service expense, partially offset by a decrease of $256,000 in recruiting expense.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense decreased $1.1 million, or 37.4%, to $1.9 million for the three-month period ended June 30, 2025, compared to $3.0 million for the same period in 2024. This $1.1 million decrease in expense was primarily related to a decrease of $488,000 in the provision for unfunded credit losses, a decrease of $378,000 in other expenses, and a $188,000 decrease in non-loan related losses.

The subcategory miscellaneous other expense decreased $1.8 million, or 32.8%, to $3.8 million for the six-month period ended June 30, 2025, compared to $5.6 million for the same period in 2024. This $1.8 million decrease in expense was primarily related to a decrease of $882,000 in the provision for unfunded credit losses, a decrease of $487,000 in other expenses, and a $449,000 decrease in non-loan related losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands except per common share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	Affected Line Item
Net interest income	$108,991	$97,837	$213,368	$193,460
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	168	271	343	623	Interest and fees on loans
less interest income on former Vision Bank relationships	1,006	5	2,025	7	Interest and fees on loans
Net interest income - adjusted	$107,817	$97,561	$211,000	$192,830

Provision for credit losses	$2,853	$3,113	$3,609	$5,293
less recoveries on former Vision Bank relationships	(717)	(117)	(1,814)	(1,070)	Provision for credit losses
Provision for credit losses - adjusted	$3,570	$3,230	$5,423	$6,363

Total other income	$32,186	$28,794	$57,932	$54,994
less loss on sale of debt securities, net	—	—	—	(398)	Loss on the sale of debt securities, net
less impact of strategic initiatives	18	813	(896)	658	Miscellaneous
less Vision related (loss) gain on the sale of OREO, net	—	(7)	(229)	114	Gains (loss) on the sale of OREO, net
less other service income related to former Vision Bank relationships	—	6	3	13	Other service income
Total other income - adjusted	$32,168	$27,982	$59,054	$54,607

Total other expense	$78,977	$75,189	$157,141	$152,417
less building demolition costs	—	—	—	65	Occupancy expense
less direct expenses related to collection of payments on former Vision Bank loan relationships	239	—	515	—	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	273	320	547	640	Amortization of intangible assets
Total other expense - adjusted	$78,465	$74,869	$156,079	$151,712

Tax effect of adjustments to net income identified above (7)	$(293)	$(186)	$(420)	$(290)

Net income - reported	$48,119	$39,369	$90,276	$74,573
Net income - adjusted (6)	$47,015	$38,670	$88,698	$73,481

Diluted EPS	$2.97	$2.42	$5.56	$4.60
Diluted EPS- adjusted (6)	$2.90	$2.38	$5.47	$4.53

Annualized return on average assets (1)(2)	1.92%	1.61%	1.81%	1.52%
Annualized return on average assets- adjusted (1)(2)(6)	1.87%	1.59%	1.78%	1.50%

Annualized return on average tangible assets (1)(2)(4)	1.95%	1.64%	1.84%	1.55%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.90%	1.61%	1.81%	1.53%

Annualized return on average shareholders' equity (1)(2)	14.96%	13.52%	14.22%	12.88%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	14.62%	13.28%	13.97%	12.69%

Annualized return on average tangible equity (1)(2)(3)	17.12%	15.72%	16.29%	14.98%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	16.73%	15.44%	16.01%	14.77%

Efficiency ratio (5)	55.68%	59.09%	57.65%	61.05%
Efficiency ratio- adjusted (5)(6)	55.78%	59.35%	57.52%	61.01%

Annualized net interest margin (5)	4.75%	4.39%	4.69%	4.33%
Annualized net interest margin- adjusted (5)(6)	4.70%	4.38%	4.64%	4.32%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months and the six months ended June 30, 2025 and June 30. 2024, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
AVERAGE SHAREHOLDERS' EQUITY	$1,290,041	$1,171,347	$1,280,205	$1,164,765
Less: Average goodwill and other intangible assets	162,664	163,816	162,800	163,977
AVERAGE TANGIBLE EQUITY	$1,127,377	$1,007,531	$1,117,405	$1,000,788

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
AVERAGE ASSETS	$10,078,461	$9,811,326	$10,062,125	$9,837,352
Less: Average goodwill and other intangible assets	162,664	163,816	162,800	163,977
AVERAGE TANGIBLE ASSETS	$9,915,797	$9,647,510	$9,899,325	$9,673,375

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income	$136,496	$128,904	$268,696	$255,544
FTE adjustment	675	605	1,282	1,221
FTE interest income	$137,171	$129,509	$269,978	$256,765
Interest expense	27,505	31,067	55,328	62,084
FTE net interest income	$109,666	$98,442	$214,650	$194,681

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

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$48,119	$39,369	$90,276	$74,573
Plus: Income taxes	11,228	8,960	20,274	16,171
Plus: Provision for credit losses	2,853	3,113	3,609	5,293
Pre-tax, pre-provision net income	$62,200	$51,442	$114,159	$96,037

Income Tax

Income tax expense was $11.2 million for the second quarter of 2025 and consisted of federal income tax expense of $10.8 million and state income tax expense of $436,000. This compares to income tax expense of $9.0 million for the second quarter of 2024, which consisted of federal income tax expense of $8.7 million and state income tax expense of $273,000. The effective income tax rate for the first quarter of 2025 was 18.9%, compared to 18.5% for the same period in 2024. Income tax expense was $20.3 million for the first half of 2025 and consisted of federal income tax expense of $19.5 million and state income tax expense of $763,000. This compares to income tax expense of $16.2 million for the first half of 2024, which consisted of federal income tax expense of $15.6 million and state income tax expense of $595,000. The effective income tax rate for the first half of 2025 was 18.3%, compared to 17.8% for the same period in 2024.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2025 year will be approximately $6.7 million.

Comparison of Financial Condition
At June 30, 2025 and at December 31, 2024

Changes in Financial Condition

Total assets increased by $144.2 million during the first six months of 2025 to $9,950 million at June 30, 2025, compared to $9,805 million at December 31, 2024. This increase was primarily due to the following:

•Cash and cash equivalents increased by $32..6 million, or 20.3%, to $193.1 million at June 30, 2025, compared to $160.6 million at December 31, 2024. Money market instruments increased by $7.0 million and cash and due from banks increased by $25.6 million.
•Loans increased by $146.1 million, or 1.9%, to $7,963 million at June 30, 2025, compared to $7,817 million at December 31, 2024.
•Total investment securities decreased by $38.3 million, or 3.5%, to $1,063 million at June 30, 2025, compared to $1,101 million at December 31, 2024.

Total liabilities increased by $93.6 million, or 1.1%, during the first six months of 2025 to $8,655 million at June 30, 2025, compared to $8,562 million at December 31, 2024. This change was primarily due to the following:

•Total deposits increased by $94.2 million, or 1.2%, to $8,238 million at June 30, 2025, compared to $8,144 million at December 31, 2024.
•Short-term borrowings increased by $5.2 million, or 5.8%, to $95.7 million at June 30, 2025, compared to $90.4 million at December 31, 2024.
•Other liabilities decreased by $10.0 million, or 12.8%, to $68.0 million at June 30, 2025, compared to $78.0 million at December 31, 2024.

Total shareholders’ equity increased by $50.6 million, or 4.1%, to $1,294 million at June 30, 2025, from $1,244 million at December 31, 2024. This change was primarily due to the following:

•Retained earnings increased by $55.2 million during the period primarily as a result of net income of $90.3 million, partially offset by cash dividends on common shares of $35.0 million.
•Accumulated other comprehensive loss, net of taxes decreased by $14.7 million during the period primarily as a result of a $14.7 million unrealized net holding gain on debt securities available-for-sale, net of income tax effect.
•Treasury shares increased by $16.8 million during the period as a result of the repurchase of common shares to be held as treasury shares, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Common shares decreased by $2.4 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes), partially offset by share-based compensation expense.

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

Liquidity

Cash provided by operating activities was $87.5 million and $85.9 million for the six months ended June 30, 2025 and 2024, respectively. Net income was the primary source of cash from operating activities for each of the six-months periods ended June 30, 2025 and 2024.

Cash used in investing activities was $96.0 million and $40.8 million for the six months ended June 30, 2025 and 2024, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $58.2 million for the six months ended June 30, 2025 and $162.4 million for the six months ended June 30, 2024. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $145.0 million and $186.0 million for the six months ended June 30, 2025 and 2024, respectively.

Cash provided by financing activities was $41.0 million for the six months ended June 30, 2025 and cash used in financing activities was $1.9 million for the six months ended June30, 2024. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $94.2 million and $269.9 million of cash for the six months ended June 30, 2025 and 2024, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the six months ended June 30, 2025, net short-term borrowings increased and provided $5.2 million in cash. For the six months ended June 30, 2024, net short-term borrowings decreased and used $233.7 million in cash. For the six months ended June 30, 2025, cash declined by $20.1 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the six months ended June 30, 2024. Finally, cash declined by $35.4 million and $35.1 million for the six months ended June 30, 2025 and 2024, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $1.91 billion at June 30, 2025. The Corporation’s loan to asset ratio was 80.04% at June 30, 2025, compared to 79.72% at December 31, 2024 and 77.26% at June 30, 2024. Cash and cash equivalents were $193.1 million at June 30, 2025, compared to $160.6 million at December 31, 2024 and $261.5 million at June 30, 2024. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs in the short-term (next 12 months) and the long-term (beyond the next 12 months).

Capital Resources

Total shareholders’ equity at June 30, 2025 was $1,294 million, or 13.0% of total assets, compared to $1,244 million, or 12.7% of total assets, at December 31, 2024 and $1,183 million, or 11.9% of total assets, at June 30, 2024.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2025. The following table indicates the capital ratios for PNB and Park at June 30, 2025 and December 31, 2024.

	At June 30, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.18%	11.84%	11.84%	13.25%
Park	11.80%	13.74%	13.57%	16.89%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.80%	11.44%	11.44%	12.85%
Park	11.51%	13.46%	13.28%	16.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 67 of Park’s 2024 Form 10-K (Table 32) for disclosure concerning contractual obligations and commitments at December 31, 2024. There were no significant changes in contractual obligations and commitments during the first six months of 2025.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Loan commitments	$1,544,477	$1,525,435
Standby letters of credit	$35,547	$33,545

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

On page 66 (Table 31) of Park’s 2024 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $301.6 million or 3.4% of total interest earning assets at December 31, 2024. At June 30, 2025, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $293.3 million or 3.23% of total interest earning assets.

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

On page 67 of Park’s 2024 Form 10-K, management reported that at December 31, 2024, the earnings simulation model projected that net income would increase by 1.3% using a rising interest rate scenario and decrease by 1.3% using a declining interest rate scenario over the next year. At June 30, 2025, the earnings simulation model projected that net income would increase by 0.8% using a rising interest rate scenario and would decrease by 1.3% in a declining interest rate scenario. At June 30, 2025, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of June 30, 2025 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2025, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2025	—	$—	—	996,088
May 1 through May 31, 2025	120,000	$167.79	120,000	876,088
June 1 through June 30, 2025	—	—	—	876,088
Total	120,000	$167.79	120,000	876,088

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

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended June 30, 2025, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 6.      Exhibits

3.1
Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025)

3.2
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments, including the amendments adopted and approved by the Board of Directors of Park National Corporation on October 23, 2023.] (Incorporated herein by reference to Exhibit 3.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed October 27, 2023)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2025 and December 31, 2024 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the six months ended June 30, 2025 and 2024 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and the six months ended June 30, 2025 and 2024 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the six months ended June 30, 2025 and 2024 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

August 4, 2025	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

August 4, 2025	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)