Form 10-Q
period 2025-09-30
PARK NATIONAL CORP /OH/
filed 2025-11-03
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

 Yes   ☐   No   ☒

At October 31, 2025 the number of common shares, without par value, of the registrant issued and outstanding was 16,078,262.

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

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	LDA	Loss driver analysis
2017 Non-Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LGD	Loss given default
ACH	Automated clearing house	MSRs	Mortgage servicing rights
ACL	Allowance for credit losses	NAV	Net asset value
AFS	Available-for-sale	NewDominion	NewDominion Bank
ASC	Accounting Standards Codification	NSF	Non-sufficient funds
ASU	Accounting Standards Update	OREO	Other real estate owned
ATM	Automated teller machine	Park's 2024 Form 10-K	The Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2024
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CME	Chicago Mercantile Exchange	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
DDA	Demand deposit account	PBO	Projected benefit obligation
EPS	Earnings per common share	PTPP	Pre-tax, pre-provision
FASB	Financial Accounting Standards Board	Registrant	Park National Corporation
FDIC	Federal Deposit Insurance Corporation	ROU	Right-of-use
FFIEC	Federal Financial Institutions Examination Council	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SEC	U.S. Securities and Exchange Commission
FRB	Federal Reserve Bank	SEPH	SE Property Holdings, LLC
FTE	Fully taxable equivalent	SERP	Supplemental Executive Retirement Plan
GDP	Gross domestic product	SOFR	Secured overnight financing rate
HELOC	Home equity line of credit	U.S.	United States of America
HPI	Home price index	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	VOV	Verification of value
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan

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

Risks and uncertainties that could cause actual results to differ include, without limitation: (1) the ability to execute our business plan successfully and manage strategic initiatives; (2) the impact of current and future economic and financial market conditions, including unemployment rates, inflation, interest rates, supply-demand imbalances, and geopolitical matters; (3) factors impacting the performance of our loan portfolio, including real estate values, financial health of borrowers, and loan concentrations; (4) the effects of monetary and fiscal policies, including interest rates, money supply, and inflation; (5) changes in federal, state, or local tax laws; (6) the impact of changes in governmental policy and regulatory requirements on our operations; (7) changes in consumer spending, borrowing, and saving habits; (8) changes in the performance and creditworthiness of customers, suppliers, and counterparties; (9) increased credit risk and higher credit losses due to loan concentrations; (10) volatility in mortgage banking income due to interest rates and demand; (11) adequacy of our internal controls and risk management programs; (12) competitive pressures among financial services organizations; (13) uncertainty regarding changes in banking regulations and other regulatory requirements; (14) our ability to meet heightened supervisory requirements and expectations; (15) the impact of changes in accounting policies and practices on our financial condition; (16) the reliability and accuracy of assumptions and estimates used in applying critical accounting estimates; (17) the potential for higher future credit losses due to changes in economic assumptions; (18) the ability to anticipate and respond to technological changes and our reliance on third-party vendors; (19) operational issues related to and capital spending necessitated by the implementation of information technology systems on which we are highly dependent; (20) the ability to secure confidential information and deliver products and services through computer systems and telecommunications networks; (21) the impact of security breaches or failures in operational systems; (22) the impact of geopolitical instability and trade policies on our operations including the imposition of tariffs and retaliatory tariffs; (23) the impact of changes in credit ratings of government debt and financial stability of sovereign governments; (24) the effect of stock market price fluctuations on our asset and wealth management businesses; (25) litigation and regulatory compliance exposure; (26) availability of earnings and excess capital for dividend declarations; (27) the impact of fraud, scams, and schemes on our business; (28) the impact of natural disasters, pandemics, and other emergencies on our operations; (29) potential deterioration of the economy due to financial, political, or other shocks; (30) impact of healthcare laws and potential changes on our costs and operations; (31) the ability to grow deposits and maintain adequate deposit levels, including by mitigating the effect of unexpected deposit outflows on our financial condition; (32) the businesses of Park and First Citizens Bancshares, Inc. (“First Citizens”) will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (33) expected revenue synergies and cost savings from the proposed merger of Park and First Citizens may not be fully realized or realized within the expected time frame; (34) revenues following the proposed merger of Park and First Citizens may be lower than expected; (35) customer and employee relationships and business operations may be disrupted by the proposed merger of Park and First Citizens; (36) Park’s issuance of additional common shares in the proposed merger of Park and First Citizens could cause ownership and economic dilution to Park's current shareholders; and (37) other risk factors related to the banking industry.

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

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$121,559	$122,363
Money market instruments	97,347	38,203
Cash and cash equivalents	218,906	160,566

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $871,447 and $1,076,281 at September 30, 2025 and December 31, 2024, respectively, and no allowance for credit losses at September 30, 2025 or at December 31, 2024)	817,713	996,624
Other investment securities	109,221	104,237
Total investment securities	926,934	1,100,861

Loans	7,992,753	7,817,128
Allowance for credit losses	(91,758)	(87,966)
Net loans	7,900,995	7,729,162

Bank owned life insurance	240,722	236,872
Prepaid assets	196,177	190,119
Goodwill	159,595	159,595
Other intangible assets	2,642	3,437
Premises and equipment, net	62,182	69,522
Affordable housing tax credit investments	71,251	66,077
OREO	638	938
Accrued interest receivable	35,204	36,280
Operating lease ROU asset	15,886	15,745
Mortgage loan servicing rights	13,667	13,918
Other	17,269	22,258
Total assets	$9,862,068	$9,805,350

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	September 30, 2025	December 31, 2024
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$2,601,666	$2,612,708
Interest bearing	5,728,258	5,530,818
Total deposits	8,329,924	8,143,526

Short-term borrowings	78,126	90,432
Subordinated notes	—	189,651
Unfunded commitments in affordable housing tax credit investments	28,319	29,677
Operating lease liability	17,280	16,505
Allowance for credit losses on off-balance sheet commitments	4,556	5,865
Accrued interest payable	4,631	7,859
Other	67,411	77,987
Total liabilities	$8,530,247	$8,561,502

Shareholders' equity:
Preferred shares (No par value; 200,000 shares authorized; No shares issued)	$—	$—
Common shares (No par value; 40,000,000 shares authorized at September 30, 2025 and 20,000,000 shares at December 31, 2024; 17,623,104 common shares issued at September 30, 2025 and at December 31, 2024)	463,032	463,706
Retained earnings	1,062,557	977,599
Treasury shares (1,551,757 common shares at September 30, 2025 and 1,464,122 common shares at December 31, 2024)	(168,072)	(151,282)
Accumulated other comprehensive loss, net of taxes	(25,696)	(46,175)
Total shareholders' equity	1,331,821	1,243,848
Total liabilities and shareholders’ equity	$9,862,068	$9,805,350

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income:

Interest and fees on loans	$126,648	$120,203	$372,839	$346,732

Interest and dividends on:
Debt securities - taxable	5,644	10,228	19,467	33,077
Debt securities - tax-exempt	1,520	1,381	4,292	4,173
Other interest income	5,140	1,996	11,050	5,370
Total interest and dividend income	138,952	133,808	407,648	389,352

Interest expense:

Interest on deposits:
Demand and savings deposits	20,499	22,762	57,990	62,987
Time deposits	5,501	7,073	18,092	21,936

Interest on borrowings:
Short-term borrowings	305	492	896	2,767
Subordinated notes	1,630	2,367	6,285	7,088

Total interest expense	27,935	32,694	83,263	94,778

Net interest income	111,017	101,114	324,385	294,574

Provision for credit losses	4,030	5,315	7,639	10,608

Net interest income after provision for credit losses	$106,987	$95,799	$316,746	$283,966

Other income:
Income from fiduciary activities	$11,315	$10,615	$33,931	$31,367
Service charges on deposit accounts	2,578	2,362	7,499	6,682
Other service income	3,716	3,036	10,383	8,466
Debit card fee income	6,604	6,539	19,300	19,362
Bank owned life insurance income	1,559	2,057	4,833	6,251
ATM fees	371	471	1,073	1,425
Pension settlement gain	—	5,783	—	5,783
Gain (loss) on the sale of OREO, net	50	2	(152)	115
Loss on the sale of debt securities, net	—	—	—	(398)
(Loss) gain on equity securities, net	(549)	1,557	1,069	1,228
Other components of net periodic pension benefit income	2,344	2,204	7,032	6,612
Miscellaneous	2,586	1,904	3,538	4,631
Total other income	$30,574	$36,530	$88,506	$91,524

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other expense:
Salaries	$38,644	$38,370	$113,420	$110,057
Employee benefits	9,892	10,162	29,516	31,595
Occupancy expense	3,242	3,731	10,030	9,887
Furniture and equipment expense	2,219	2,571	6,754	7,608
Data processing fees	11,531	11,764	33,081	30,114
Professional fees and services	7,475	7,842	22,177	20,681
Marketing	1,507	1,464	4,330	4,369
Insurance	1,468	1,640	4,821	5,135
Communication	1,239	955	3,382	2,993
State tax expense	1,182	1,116	3,718	3,355
Amortization of intangible assets	248	287	795	927
Foundation contributions	—	2,000	—	2,000
Miscellaneous	816	3,779	4,580	9,377
Total other expense	$79,463	$85,681	$236,604	$238,098

Income before income taxes	$58,098	$46,648	$168,648	$137,392

Income taxes	10,940	8,431	31,214	24,602

Net income	$47,158	$38,217	$137,434	$112,790

Earnings per common share:
Basic	$2.93	$2.37	$8.53	$6.99
Diluted	$2.92	$2.35	$8.48	$6.95

Weighted average common shares outstanding:
Basic	16,071,347	16,151,640	16,120,213	16,139,335
Diluted	16,173,271	16,264,393	16,209,261	16,231,766

Regular cash dividends declared per common share	$1.07	$1.06	$3.21	$3.18

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$47,158	$38,217	$137,434	$112,790

Other comprehensive income, net of tax:
Defined benefit pension plan:
Amortization of prior service cost, net of income tax effect of $8 for the three months and nine months ended September 30, 2024	—	29	—	29
Unrealized net actuarial gain, net of income tax effect of $4,702 for the three months and nine months ended September 30, 2024	—	17,687	—	17,687
Gain recognition on partial settlement of vested benefits, net of income tax effect of $(1,214) for the three months and nine months ended September 30, 2024	—	(4,569)	—	(4,569)
Change in funded status of defined benefit pension plan, net of income tax effect	—	13,147	—	13,147

Debt securities available-for-sale:
Unrealized net holding gain on debt securities available-for-sale, net of income tax effect of $1,544 and $5,482 for the three months ended September 30, 2025 and 2024, respectively, and $5,444 and $4,797 for the nine months ended September 30, 2025 and 2024, respectively.	5,811	20,623	20,479	18,046
Net loss realized on sale of debt securities, AFS, net of income tax effect of $84 for the nine months ended September 30, 2024	—	—	—	314
Unrealized net holding gain on debt securities available-for-sale, net of income tax effect	5,811	20,623	20,479	18,360

Other comprehensive income	$5,811	$33,770	$20,479	$31,507

Comprehensive income	$52,969	$71,987	$157,913	$144,297

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$—	$463,706	$977,599	$(151,282)	$(46,175)
Net income			42,157
Other comprehensive income, net of tax					11,516
Dividends on common shares at $1.07 per common share			(17,538)
Issuance of 32,365 common shares under share-based compensation awards, net of 19,468 common shares withheld to pay employee income taxes		(6,184)	(108)	3,344
Share-based compensation expense		2,007
Balance at March 31, 2025	$—	$459,529	$1,002,110	$(147,938)	$(34,659)
Net income			48,119
Other comprehensive income, net of tax					3,152
Dividends on common shares at $1.07 per common share			(17,436)
Repurchase of 120,000 common shares to be held as treasury shares				(20,134)
Share-based compensation expense		1,737
Balance at June 30, 2025	$—	$461,266	$1,032,793	$(168,072)	$(31,507)
Net income			47,158
Other comprehensive income, net of tax					5,811
Dividends on common shares at $1.07 per common share			(17,394)
Share-based compensation expense		1,766
Balance at September 30, 2025	$—	$463,032	$1,062,557	$(168,072)	$(25,696)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$—	$463,280	$903,877	$(155,673)	$(66,191)
Net income			35,204
Other comprehensive loss, net of tax					(204)
Dividends on common shares at $1.06 per common share			(17,287)
Issuance of 33,044 common shares under share-based compensation awards, net of 21,937 common shares withheld to pay employee income taxes		(5,701)	(693)	3,414
Share-based compensation expense		1,953
Balance at March 31, 2024	$—	$459,532	$921,101	$(152,259)	$(66,395)
Net income			39,369
Other comprehensive loss, net of tax					(2,059)
Dividends on common shares at $1.06 per common share			(17,321)
Share-based compensation expense		1,289
Balance at June 30, 2024	$—	$460,821	$943,149	$(152,259)	$(68,454)
Net income			38,217
Other comprehensive income, net of tax					33,770
Dividends on common shares at $1.06 per common share			(17,322)
Issuance of 2,117 common shares under share-based compensation awards, net of 958 common shares withheld to pay employee income taxes		(319)	(36)	219
Share-based compensation expense		1,627
Balance at September 30, 2024	$—	$462,129	$964,008	$(152,040)	$(34,684)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$137,434	$112,790

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,639	10,608
Accretion of loan fees and costs, net	(7,282)	(6,663)
Depreciation of premises and equipment	8,566	9,114
Amortization of investment securities, net	690	1,203
Pension settlement gain	—	(5,783)
Loss on the sale of debt securities, net	—	398
Gain on equity securities, net	(1,069)	(1,228)
Loan originations to be sold in secondary market	(127,142)	(82,416)
Proceeds from sale of loans in secondary market	131,305	82,113
Gain on sale of loans in secondary market	(2,064)	(1,484)
Share-based compensation expense	5,510	4,869
Loss (gain) on the sale of OREO, net	152	(115)
Bank owned life insurance income	(4,833)	(6,251)
Investment in qualified affordable housing tax credits amortization	6,826	6,416

Changes in assets and liabilities:
Decrease in prepaid dealer premiums	1,525	115
(Increase) decrease in other assets	(1,810)	2,542
(Decrease) increase in other liabilities	(15,343)	3,395
Net cash provided by operating activities	$140,104	$129,623

Investing activities:
Proceeds from the redemption/repurchase of FHLB stock	1,088	15,989
Proceeds from sale of:
Debt securities AFS	—	30,797
Equity securities	1,196	—
Proceeds from calls and maturities of:
Debt securities AFS	291,365	196,410
Purchases of:
Debt securities AFS	(87,221)	(2,100)
Equity securities	(4,742)	(8,046)
FHLB stock	(494)	(9,225)
Net increase in other investments	(806)	(2,110)
Net loan originations, portfolio loans	(175,046)	(254,937)
Investment in qualified affordable housing tax credits	(13,358)	(8,080)
Proceeds from the sale of OREO	768	987
Bank owned life insurance death benefits	3,746	5,171
Purchases of bank owned life insurance	(2,763)	(9,933)
Purchases of premises and equipment	(3,892)	(7,092)
Net cash provided by (used in) investing activities	$9,841	$(52,169)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2025	2024
Financing activities:
Net increase in deposits	$222,034	$170,920
Net (increase) decrease in off-balance sheet deposits	(35,636)	1,185
Net decrease in short-term borrowings	(12,306)	(210,740)
Repayment of subordinated notes	(190,000)	—
Value of common shares withheld to pay employee income taxes	(2,948)	(3,116)
Repurchase of common shares to be held as Treasury shares	(20,134)	—
Cash dividends paid	(52,615)	(52,288)
Net cash used in financing activities	$(91,605)	$(94,039)

Increase (decrease) in cash and cash equivalents	58,340	(16,585)

Cash and cash equivalents at beginning of year	160,566	218,268

Cash and cash equivalents at end of period	$218,906	$201,683

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$86,491	$95,288

Federal income tax	$24,280	$19,010

Non-cash items:
Loans transferred to OREO	$757	$1,008

ROU assets obtained in exchange for lease obligations	1,598	2,654

New commitments in affordable housing tax credits	12,000	11,000

New commitments in other investment securities	157	2,500

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2025.

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

ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): In November 2024, FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities in disclosures within the footnotes to the financial statements. The disclosures will require a footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil and gas producing activities and other types of depletion expenses. The tabular disclosure would also include certain other expenses, as applicable.

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

ASU 2025-06 - Intangibles-Goodwill and Other-Internal Use Software-Targeted Improvements to the Accounting for Internal Use Software (Subtopic 350-40): In September 2025, FASB issued ASU 2025-06 Intangibles-Goodwill and Other-Internal Use Software-Targeted Improvements to the Accounting for Internal Use Software (Subtopic 350-40). ASU 2025-06 updates the guidance on accounting for internal-use software costs to better align with current software development methods. ASU 2025-06 also clarifies which disclosure framework applies to capitalized software costs.

ASU 2025-06 is effective for all entities for annual periods beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and entities may adopt using a prospective, modified or retrospective transition approach. The adoption of the provisions of ASU 2025-06 is not expected to have a material impact on Park's consolidated financial statements.

Note 3 – Investment Securities

Investment securities at September 30, 2025 and at December 31, 2024, were as follows:

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2025:
Obligations of states and political subdivisions	$220,700	$362	$15,274	$205,788
U.S. Government sponsored entities' asset-backed securities	536,113	460	38,411	498,162
Collateralized loan obligations	94,569	81	14	94,636
Corporate debt securities	20,065	101	1,039	19,127
Total	$871,447	$1,004	$54,738	$817,713

Debt securities AFS (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2024:
Obligations of U.S. Government sponsored entities	$250	$—	$1	$249
Obligations of states and political subdivisions	203,438	88	16,643	186,883
U.S. Government sponsored entities' asset-backed securities	580,268	2	61,694	518,576
Collateralized loan obligations	271,572	288	27	271,833
Corporate debt securities	20,753	50	1,720	19,083
Total	$1,076,281	$428	$80,085	$996,624

Investment securities in an unrealized loss position at September 30, 2025, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$39,905	$870	$138,936	$14,404	$178,841	$15,274
U.S. Government sponsored entities' asset-backed securities	12,696	164	449,051	38,247	461,747	38,411
Collateralized loan obligations	17,402	13	202	1	17,604	14
Corporate debt securities	—	—	16,611	1,039	16,611	1,039
Total	$70,003	$1,047	$604,800	$53,691	$674,803	$54,738

 Investment securities in an unrealized loss position at December 31, 2024, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$249	$1	$—	$—	$249	$1
Obligations of states and political subdivisions	34,256	528	137,471	16,115	171,727	16,643
U.S. Government sponsored entities' asset-backed securities	6,555	249	510,846	61,445	517,401	61,694
Collateralized loan obligations	44,935	14	36,223	13	81,158	27
Corporate debt securities	—	—	15,929	1,720	15,929	1,720
Total	$85,995	$792	$700,469	$79,293	$786,464	$80,085

At September 30, 2025, Park’s debt securities portfolio consisted of $817.7 million of securities, $674.8 million of which were in an unrealized loss position with aggregate unrealized losses of $54.7 million. Of the $674.8 million of securities in an unrealized loss position, $604.8 million were in an unrealized loss position for 12 months or longer. Of the $54.7 million in unrealized losses, $38.4 million were related to Park's "U.S. Government sponsored entities' asset-backed securities" portfolios. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no ACL recorded for debt securities AFS at either September 30, 2025 or December 31, 2024. Additionally, for the three and nine months ended September 30, 2025 and 2024, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at September 30, 2025, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of state and political subdivisions:
Due five through ten years	$100,371	$94,927	2.84%
Due over ten years	120,329	110,861	3.87%
Total (1)	$220,700	$205,788	3.40%

U.S. Government sponsored entities' asset-backed securities	$536,113	$498,162	2.05%

Collateralized loan obligations	$94,569	$94,636	5.94%

Corporate debt securities
Due one through five years	$2,000	$1,984	4.00%
Due five through ten years	18,065	17,143	4.17%
Total	$20,065	$19,127	4.15%
(1) The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

There were no sales of debt securities AFS during the three-month or nine-month periods ended September 30, 2025. During the nine-month period ended September 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities AFS during the three-month period ended September 30, 2024.

Investment securities having a fair value of $622.2 million and $599.2 million at September 30, 2025 and December 31, 2024, respectively, were pledged to collateralize government and public fund deposits, to secure repurchase agreements and as collateral for FHLB advance borrowings.

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

The carrying amounts of other investment securities at September 30, 2025 and December 31, 2024 were as follows:

(In thousands)	September 30, 2025	December 31, 2024
FHLB stock	$8,013	$8,607
FRB stock	14,653	14,653
Equity investments carried at fair value	16,086	11,488
Equity investments carried at modified cost (1)	18,347	19,347
Equity investments carried at NAV	52,122	50,142
Total other investment securities	$109,221	$104,237
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $1.4 million have been recorded as a result of observable price changes. There were no adjustments recorded during the three or nine months ended September

30, 2025 as a result of observable price changes. There were $571,000 in upward adjustments recorded during the nine months ended September 30, 2024 as a result of observable price changes. There were no adjustments recorded during the three months ended September 30, 2024 as a result of observable price changes.

During the nine months ended September 30, 2025, Park purchased 4,940 shares of FHLB stock with a book value of $494,000. There were no purchases of FHLB stock during the three months ended September 30, 2025. During the three months ended September 30, 2024, Park purchased 27,233 shares of FHLB stock with a book value of $2.7 million. During the nine months ended September 30, 2024, Park purchased 92,245 shares of FHLB stock with a book value of $9.2 million.

During the nine months ended September 30, 2025, the FHLB repurchased 10,878 shares of FHLB stock with a book value of $1.1 million. There were no repurchases of FHLB stock during the three months ended September 30, 2025. During the three months ended September 30, 2024, the FHLB repurchased 23,548 shares of FHLB stock with a book value of $2.4 million. During the nine months ended September 30, 2024, the FHLB repurchased 159,886 shares of FHLB stock with a book value of $16.0 million.

No shares of FRB stock were purchased or sold during the three months or nine months ended September 30, 2025 or 2024.

During the three months ended September 30, 2025 and 2024, $(1.7) million and $700,000, respectively, of (losses) gains on equity investments carried at fair value were recorded within "(Loss) gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2025 and 2024, $51,000 and $1.2 million, respectively, of gains on equity investments carried at fair value were recorded within "Loss (gain) on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three months ended September 30, 2025 and 2024, $1.1 million and $857,000, respectively, of gains on equity investments carried at NAV were recorded within “(Loss) gain on equity securities, net” on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2025 and 2024, $1.0 million and $75,000, respectively, of gains on equity investments carried at NAV were recorded within "(Loss) gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 5 – Loans

The composition of the loan portfolio at September 30, 2025 and at December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,191,148	$1,268,110
Overdrafts	1,056	1,475
Commercial real estate (1)	2,126,156	1,994,332
Construction real estate:
Commercial	335,487	311,122
Retail	98,425	101,455
Residential real estate:
Commercial	712,510	644,418
Mortgage	1,397,361	1,346,543
HELOC	230,074	203,459
Installment	5,882	6,013
Consumer:
Consumer	1,860,866	1,908,473
Check loans	1,810	1,899
Leases	31,978	29,829
Total	$7,992,753	$7,817,128
Allowance for credit losses	(91,758)	(87,966)
Net loans	$7,900,995	$7,729,162
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.6 million at September 30, 2025, and of $20.4 million at December 31, 2024, which represented a net deferred income position at both dates. At September 30, 2025 and December 31, 2024, loans included purchase accounting adjustments of $161,000 and $669,000, respectively, which represented a net deferred income position at each date. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $1.1 million and $1.5 million were reclassified to loans at September 30, 2025 and at December 31, 2024, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at September 30, 2025 and December 31, 2024.

	September 30, 2025
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$46,013	$—	$46,013
Overdrafts	—	—	—
Commercial real estate	24,783	—	24,783
Construction real estate:
Commercial	21	—	21
Retail	58	18	76
Residential real estate:
Commercial	1,394	—	1,394
Mortgage	13,456	—	13,456
HELOC	1,101	27	1,128
Installment	26	20	46
Consumer:
Consumer	2,501	913	3,414
Check loans	—	—	—
Leases	240	—	240
Total loans	$89,593	$978	$90,571

	December 31, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$24,241	$—	$24,241
Overdrafts	—	—	—
Commercial real estate	23,230	—	23,230
Construction real estate:
Commercial	8	—	8
Retail	22	—	22
Residential real estate:
Commercial	5,700	—	5,700
Mortgage	11,368	913	12,281
HELOC	918	15	933
Installment	31	—	31
Consumer
Consumer	2,643	826	3,469
Check loans	—	—	—
Leases	17	—	17
Total loans	$68,178	$1,754	$69,932

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at September 30, 2025 and December 31, 2024:

	September 30, 2025
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$38,067	$7,946	$2,427
Overdrafts	—	—	—
Commercial real estate	23,801	982	124
Construction real estate:
Commercial	21	—	—
Retail	—	58	39
Residential real estate:
Commercial	1,394	—	—
Mortgage	—	13,456	169
HELOC	—	1,101	79
Installment	—	26	19
Consumer
Consumer	—	2,501	772
Check loans	—	—	—
Leases	69	171	30
Total loans	$63,352	$26,241	$3,659

	December 31, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$18,778	$5,463	$1,261
Overdrafts	—	—	—
Commercial real estate	23,230	—	—
Construction real estate:
Commercial	8	—	—
Retail	—	22	1
Residential real estate:
Commercial	3,755	1,945	39
Mortgage	—	11,368	128
HELOC	—	918	154
Installment	—	31	1
Consumer
Consumer	—	2,643	786
Check loans	—	—	—
Leases	17	—	—
Total	$45,788	$22,390	$2,370

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

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at September 30, 2025 and at December 31, 2024:

	September 30, 2025
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,455	$15,483	$24,820	$45,758
Commercial real estate	25,424	679	—	26,103
Construction real estate:
Commercial	569	—	—	569
Residential real estate:
Commercial	1,443	—	—	1,443
Mortgage	76	—	—	76
Leases	—	240	—	240
Total loans	$32,967	$16,402	$24,820	$74,189

	December 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,583	$11,423	$22,187	$39,193
Commercial real estate	24,539	8	—	24,547
Construction real estate:
Commercial	589	—	—	589
Residential real estate:
Commercial	5,898	—	—	5,898
Mortgage	78	—	—	78
Leases	—	17	—	17
Total loans	$36,687	$11,448	$22,187	$70,322

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and nine-month periods ended September 30, 2025 and 2024:

	Interest Income Recognized
(In thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Commercial, financial and agricultural:
Commercial, financial and agricultural	$746	441	$1,365	$1,018
Overdrafts	—	—	—	—
Commercial real estate	389	257	1,004	822
Construction real estate:
Commercial	—	—	3	38
Retail	—	1	—	1
Residential real estate:
Commercial	19	62	59	169
Mortgage	97	85	285	238
HELOC	7	2	20	9
Installment	1	—	3	—
Consumer:
Consumer	41	32	130	90
Check loans	—	—	—	—
Leases	9	—	9	—
Total loans	$1,309	$880	$2,878	$2,385

The following tables present the aging of the amortized cost in past due loans at September 30, 2025 and at December 31, 2024 by class of loan:

	September 30, 2025
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$497	$10,270	$10,767	$1,180,381	$1,191,148
Overdrafts	—	—	—	1,056	1,056
Commercial real estate	1,236	1,412	2,648	2,123,508	2,126,156
Construction real estate:
Commercial	496	—	496	334,991	335,487
Retail	161	76	237	98,188	98,425
Residential real estate:
Commercial	62	291	353	712,157	712,510
Mortgage	15,348	6,797	22,145	1,375,216	1,397,361
HELOC	54	727	781	229,293	230,074
Installment	27	22	49	5,833	5,882
Consumer:
Consumer	8,934	1,288	10,222	1,850,644	1,860,866
Check loans	1	—	1	1,809	1,810
Leases	—	—	—	31,978	31,978
Total loans	$26,816	$20,883	$47,699	$7,945,054	$7,992,753
(1) Includes an aggregate of $978,000 of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $69.7 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2024
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$1,901	$13,234	$15,135	$1,252,975	$1,268,110
Overdrafts	—	—	—	1,475	1,475
Commercial real estate	458	2,594	3,052	1,991,280	1,994,332
Construction real estate:
Commercial	—	—	—	311,122	311,122
Retail	100	22	122	101,333	101,455
Residential real estate:
Commercial	—	2,164	2,164	642,254	644,418
Mortgage	13,403	5,946	19,349	1,327,194	1,346,543
HELOC	438	620	1,058	202,401	203,459
Installment	39	22	61	5,952	6,013
Consumer
Consumer	10,309	1,195	11,504	1,896,969	1,908,473
Check loans	3	—	3	1,896	1,899
Leases	—	—	—	29,829	29,829
Total loans	$26,651	$25,797	$52,448	$7,764,680	$7,817,128
(1) Includes an aggregate of $1.8 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $44.1 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at September 30, 2025 and December 31, 2024 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at September 30, 2025 and at December 31, 2024 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$188,427	$188,252	$117,486	$64,743	$62,432	$66,034	$433,371	$1,120,745
Special Mention	1,473	1,978	978	3,125	714	418	15,327	24,013
Substandard	1,583	1,088	816	4,502	1,980	5,441	29,422	44,832
Doubtful	258	330	602	50	33	201	84	1,558
Total	$191,741	$191,648	$119,882	$72,420	$65,159	$72,094	$478,204	$1,191,148
Current period gross charge-offs	$26	$3	$137	$111	$—	$1	$6	$284

Commercial real estate (1)
Risk rating
Pass	$267,676	$363,286	$232,641	$281,547	$280,264	$608,956	$33,177	$2,067,547
Special Mention	2,066	3,792	6,417	11,688	1,899	5,819	960	32,641
Substandard	783	2,713	2,364	4,396	1,680	10,360	3,672	25,968
Doubtful	—	—	—	—	—	—	—	—
Total	$270,525	$369,791	$241,422	$297,631	$283,843	$625,135	$37,809	$2,126,156
Current period gross charge-offs	$—	$—	$68	$—	$—	$—	$—	$68

Construction real estate: Commercial
Risk rating
Pass	$87,225	$148,914	$43,356	$18,708	$1,299	$4,082	$29,062	$332,646
Special Mention	777	—	—	—	—	—	1,495	2,272
Substandard	—	—	569	—	—	—	—	569
Doubtful	—	—	—	—	—	—	—	—
Total	$88,002	$148,914	$43,925	$18,708	$1,299	$4,082	$30,557	$335,487
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Commercial
Risk rating
Pass	$139,924	$113,630	$100,359	$83,261	$84,427	$153,002	$27,975	$702,578
Special Mention	581	1,203	525	562	1,086	1,409	2,829	8,195
Substandard	73	197	83	445	308	485	146	1,737
Doubtful	—	—	—	—	—	—	—	—
Total	$140,578	$115,030	$100,967	$84,268	$85,821	$154,896	$30,950	$712,510
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$13,213	$11,274	$4,319	$1,925	$600	$407	$—	$31,738
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	38	193	—	9	—	240
Doubtful	—	—	—	—	—	—	—	—
Total	$13,213	$11,274	$4,357	$2,118	$600	$416	$—	$31,978
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$696,465	$825,356	$498,161	$450,184	$429,022	$832,481	$523,585	$4,255,254
Special Mention	4,897	6,973	7,920	15,375	3,699	7,646	20,611	67,121
Substandard	2,439	3,998	3,870	9,536	3,968	16,295	33,240	73,346
Doubtful	258	330	602	50	33	201	84	1,558
Total	$704,059	$836,657	$510,553	$475,145	$436,722	$856,623	$577,520	$4,397,279
Current period gross charge-offs	$26	$3	$205	$111	$—	$1	$6	$352
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

Park considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the nine months ended September 30, 2025 and for the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,056	$—	$—	$—	$—	$—	$—	$1,056
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,056	$—	$—	$—	$—	$—	$—	$1,056
Current period gross charge-offs	$764	$—	$—	$—	$—	$—	$—	$764

Construction Real Estate: Retail
Performing	$31,080	$34,071	$13,799	$7,343	$5,078	$6,912	$66	$98,349
Nonperforming	—	—	—	—	18	58	—	76
Total	$31,080	$34,071	$13,799	$7,343	$5,096	$6,970	$66	$98,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$143,802	$203,622	$229,605	$230,773	$174,589	$401,514	$—	$1,383,905
Nonperforming	—	1,633	2,677	1,728	1,187	6,231	—	13,456
Total	$143,802	$205,255	$232,282	$232,501	$175,776	$407,745	$—	$1,397,361
Current period gross charge-offs	$—	$100	$52	$—	$—	$—	$—	$152

Residential Real Estate: HELOC
Performing	$—	$121	$513	$464	$298	$846	$226,704	$228,946
Nonperforming	—	16	63	91	29	654	275	1,128
Total	$—	$137	$576	$555	$327	$1,500	$226,979	$230,074
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Installment
Performing	$905	$977	$1,308	$81	$—	$2,565	$—	$5,836
Nonperforming	—	19	—	—	—	27	—	46
Total	$905	$996	$1,308	$81	$—	$2,592	$—	$5,882
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$473,356	$467,378	$334,718	$308,385	$138,050	$124,305	$11,260	$1,857,452
Nonperforming	215	603	778	844	442	532	—	3,414
Total	$473,571	$467,981	$335,496	$309,229	$138,492	$124,837	$11,260	$1,860,866
Current period gross charge-offs	$202	$2,179	$3,521	$2,524	$1,020	$744	$8	$10,198

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,810	$1,810
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,810	$1,810
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$24

Total Consumer Loans
Performing	$650,199	$706,169	$579,943	$547,046	$318,015	$536,142	$239,840	$3,577,354
Nonperforming	215	2,271	3,518	2,663	1,676	7,502	275	18,120
Total	$650,414	$708,440	$583,461	$549,709	$319,691	$543,644	$240,115	$3,595,474
Current period gross charge-offs	$966	$2,279	$3,573	$2,524	$1,020	$744	$32	$11,138

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,475	$—	$—	$—	$—	$—	$—	$1,475
Nonperforming	—	—	—	—	—	—	—	—
Total	1,475	$—	$—	$—	$—	$—	$—	$1,475
Current period gross charge-offs	$937	$—	$—	$—	$—	$—	$—	$937

Construction Real Estate: Retail
Performing	$51,109	$26,237	$8,517	$6,233	$3,571	$5,306	$460	$101,433
Nonperforming	—	—	—	—	22	—	—	22
Total	$51,109	$26,237	$8,517	$6,233	$3,593	$5,306	$460	$101,455
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$194,883	$236,260	$250,132	$192,193	$157,438	$303,356	$—	$1,334,262
Nonperforming	536	721	1,324	729	1,508	7,463	—	12,281
Total	$195,419	$236,981	$251,456	$192,922	$158,946	$310,819	$—	$1,346,543
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Residential Real Estate: HELOC
Performing	$13	$153	$577	$333	$56	$1,048	$200,346	$202,526
Nonperforming	—	39	14	56	—	610	214	933
Total	$13	$192	$591	$389	$56	$1,658	$200,560	$203,459
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Installment
Performing	$1,198	$1,704	$133	$—	$—	$2,947	$—	$5,982
Nonperforming	—	—	—	—	2	29	—	31
Total	$1,198	$1,704	$133	$—	$2	$2,976	$—	$6,013
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$607,783	$454,403	$427,982	$204,806	$126,075	$76,707	$7,248	$1,905,004
Nonperforming	337	1,035	928	452	310	404	3	3,469
Total	$608,120	$455,438	$428,910	$205,258	$126,385	$77,111	$7,251	$1,908,473
Current period gross charge-offs	$683	$3,532	$4,596	$2,328	$809	$743	$2	$12,693

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$60	$60

Total Consumer Loans
Performing	$856,461	$718,757	$687,341	$403,565	$287,140	$389,364	$209,953	$3,552,581
Nonperforming	873	1,795	2,266	1,237	1,842	8,506	217	16,736
Total	$857,334	$720,552	$689,607	$404,802	$288,982	$397,870	$210,170	$3,569,317
Current period gross charge-offs	$1,620	$3,532	$4,596	$2,328	$809	$774	$62	$13,721

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At September 30, 2025 and at December 31, 2024, there was no ACL on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at September 30, 2025 and at December 31, 2024 was $2.0 million and $2.2 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $525,000 and $551,000 at September 30, 2025 and at December 31, 2024, respectively.

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

The following tables present the amortized cost basis of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three months and the nine months ended September 30, 2025 and 2024 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$4,164	$593	$6,765	$—	$11,522	0.97%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	5,192	—	479	—	5,671	0.27%
Construction real estate:
Commercial	—	—	—	—	777	—	777	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	—	—	398	—	398	0.06%
Mortgage	—	—	—	—	—		—	—%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	6	—	—	—	6	0.10%
Consumer:
Consumer	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$9,362	$593	$8,419	$—	$18,374	0.23%

	Three Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$6,137	$416	$—	$—	$6,553	0.50%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	1,750	128	15	—	1,893	0.10%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	278	—	—	—	278	0.04%
Mortgage	—	—	175	89	81	—	345	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	104	—	—	—	104	1.69%
Consumer:
Consumer	—	—	—	11	—	—	11	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$8,444	$644	$96	$—	$9,184	0.12%

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$916	$23,145	$145	$7,359	$—	$31,565	2.65%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	4,670	3,385	1,445	1,334	1,976	12,810	0.60%
Construction real estate:
Commercial	—	—	—	—	777	—	777	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	898	503	—	398	—	1,799	0.25%
Mortgage	—	—	—	—	—	971	971	0.07%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	194	—	38	—	232	3.94%
Consumer:
Consumer	—	—	—	35	—	—	35	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$6,484	$27,227	$1,625	$9,906	$2,947	$48,189	0.60%

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$16,320	$423	$—	$—	16,797	1.29%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	160	6,141	456	135	—	6,892	0.35%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	819	—	238	—	1,057	0.17%
Mortgage	—	—	268	89	81	—	438	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	208	—	75	—	283	4.60%
Consumer:
Consumer	—	—	—	15	—	—	15	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$214	$23,756	$983	$529	$—	$25,482	0.33%

At September 30, 2025, Park had commitments to lend $5.4 million related to loans which were both experiencing financial difficulty and modified during the nine months ended September 30, 2025.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(4.75)%	0.9	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.74)%	1.1	0.0
Construction real estate:
Commercial	—	(0.31)%	0.8	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.03)%	3.0	0.0
Mortgage	—	—%	0.0	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	10.0	0.0
Consumer:
Consumer	—	—%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(3.99)%	1.0	0.0

	Three Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(2.68)%	0.5	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.01)%	5.6	0.0
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	0.3	0.0
Mortgage	—	(2.30)%	6.5	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	7.6	0.0
Consumer:
Consumer	—	(2.79)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(2.27)%	1.8	0.0

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(4.66)%	1.1	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.70)%	2.5	0.5
Construction real estate:
Commercial	—	(0.31)%	0.8	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.03)%	2.7	0.5
Mortgage	—	—%	0.5	0.5
HELOC	—	—%	0.0	0.0
Installment	—	(0.31)%	11.1	0.0
Consumer:
Consumer	—	(0.29)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(3.26)%	1.4	0.5

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(2.65)%	0.4	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.68)%	3.7	0.4
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.00)%	2.3	0.0
Mortgage	—	(2.30)%	5.9	0.0
HELOC	—	—%	0.0	0.0
Installment	—	(1.22)%	8.9	0.0
Consumer:
Consumer	—	(4.18)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.92)%	1.5	0.4

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following tables provide the performance of loans as of the period end date, of modifications made to borrowers experiencing financial difficulty during the twelve months preceding September 30, 2025 and September 30, 2024, respectively:

	Twelve Months Ended September 30, 2025
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$35,274	$—	$262	$—	$35,536
Overdrafts	—	—	—	—	—
Commercial real estate	13,201	—	175	147	13,523
Construction real estate:
Commercial	777	—	—	—	777
Retail	—	—	—	—	—
Residential real estate:
Commercial	1,799	—	—	—	1,799
Mortgage	1,038	89	—	151	1,278
HELOC	—	—	—	—	—
Installment	258	—	—	20	278
Consumer:
Consumer	35	—		—	35
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$52,382	$89	$437	$318	$53,226

	Twelve Months Ended September 30, 2024
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$10,939	$—	$6	$7,624	$18,569
Overdrafts	—	—	—	—	—
Commercial real estate	7,266	—	—	—	7,266
Construction real estate:
Commercial	—	—	—	—	—
Retail	—	—	—	—	—
Residential real estate:
Commercial	1,057	—	—	—	1,057
Mortgage	547	—	—	89	636
HELOC	—	—	—	—	—
Installment	623	—	—	19	642
Consumer:
Consumer	15	—	—	—	15
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$20,447	$—	$6	$7,732	$28,185

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three months and the nine months ended September 30, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

	Three Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$800	$—	$262	$—
Overdrafts	—	—	—	—
Commercial real estate	147	—	175	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	240
HELOC	—	—	—	—
Installment	—	—	20	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$947	$—	$457	$240

Three Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$7,577	$—	$—	$54
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	89	70	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$7,596	$89	$70	$54

	Nine Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$800	$—	262	$—
Overdrafts	—	—	—	—
Commercial real estate	147	—	175	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—		—	240
HELOC	—	—	—	—
Installment	—	—	20	—
Consumer:
Consumer	—		—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$947	$—	$457	$240

Nine Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$10,164	$—	$—	$54
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	48	89	70	—
HELOC	—	—	—	—
Installment	19	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$10,231	$89	$70	$54

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

◦As of September 30, 2025, the "most likely" scenario forecasted Ohio unemployment between 5.05% and 5.49% during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2025, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing stabilization or slight improvement, volatile and low levels of consumer confidence, higher unemployment rates, the impact of elevated inflation for several years with the impact of tariffs being unknown, the interest rate environment, geopolitical conflict (including conflict related to tariffs), uncertainty regarding fiscal policy of the current political administration, including tariffs, and continued stress in the commercial real estate sector cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2025.

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

Qualitative adjustments amounted to $2.2 million and $1.2 million at September 30, 2025 and December 31, 2024, respectively. Qualitative adjustments included a $760,000 and $757,000 reserve at September 30, 2025 and December 31, 2024, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area. While Helene impacted this region in October 2024, many borrowers are still navigating the insurance claim process and local businesses are waiting to see the full economic impact on tourist season. Management will continue to evaluate potential losses as a result of Hurricane Helene as additional information becomes available. Qualitative adjustments also included a $1.1 million reserve at September 30, 2025 related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of September 30, 2025, the total loans in these special purpose mortgage loan programs totaled $225.0 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs. Management will continue to evaluate this portfolio as additional information becomes available.

ACL Activity
The activity in the ACL for the three-month and nine-month periods ended September 30, 2025 and September 30, 2024 is summarized in the following tables:

	Three Months Ended September 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$11,103	$20,499	$7,765	$24,510	$25,716	$192	$89,785
Charge-offs	475	—	—	27	3,424	—	3,926
Recoveries	195	52	4	14	1,604	—	1,869
Net charge-offs/(recoveries)	$280	$(52)	$(4)	$13	$1,820	$—	$2,057
Provision for (recovery of) credit losses	2,536	(36)	(650)	537	1,579	64	4,030
Ending balance	$13,359	$20,515	$7,119	$25,034	$25,475	$256	$91,758

	Three Months Ended September 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$16,663	$16,855	$5,867	$19,450	$27,579	$161	$86,575
Charge-offs	3,151	40	—	—	3,363	—	6,554
Recoveries	79	223	25	40	1,534	—	1,901
Net charge-offs/(recoveries)	$3,072	$(183)	$(25)	$(40)	$1,829	$—	$4,653
Provision for credit losses	284	1,818	194	768	2,247	4	5,315
Ending balance	$13,875	$18,856	$6,086	$20,258	$27,997	$165	$87,237

	Nine Months Ended September 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966
Charge-offs	1,048	68	—	152	10,222	—	$11,490
Recoveries	719	850	1,115	114	4,845	—	$7,643
Net charge-offs/(recoveries)	$329	$(782)	$(1,115)	$38	$5,377	$—	$3,847
Provision for (recovery of) credit losses	1,005	162	(1,121)	2,717	4,771	105	$7,639
Ending balance	$13,359	$20,515	$7,119	$25,034	$25,475	$256	$91,758

	Nine Months Ended September 30, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	3,657	40	—	31	9,163	—	12,891
Recoveries	340	250	1,058	307	3,820	—	5,775
Net charge-offs/(recoveries)	$3,317	$(210)	$(1,058)	$(276)	$5,343	$—	$7,116
Provision for (recovery of) credit losses	1,696	2,272	(199)	1,164	5,627	48	10,608
Ending balance	$13,875	$18,856	$6,086	$20,258	$27,997	$165	$87,237

Note 7 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2025 and at December 31, 2024, respectively, Park had $3.5 million and $5.6 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 5 - Loans, and Note 6 - Allowance for Credit Losses. The contractual balance was $3.4 million and $5.5 million at September 30, 2025 and at December 31, 2024, respectively. The gain expected upon sale was $54,000 and $72,000 at September 30, 2025 and at December 31, 2024, respectively. None of these loans were 90 days or more past due or on nonaccrual status at September 30, 2025 or at December 31, 2024.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month and nine-month periods ended September 30, 2025 and 2024.

(in thousands)	Goodwill	Other intangible assets	Total
July 1, 2024	$159,595	$4,012	$163,607
Amortization	—	287	287
September 30, 2024	$159,595	$3,725	$163,320

July 1, 2025	$159,595	$2,890	$162,485
Amortization	—	248	248
September 30, 2025	$159,595	$2,642	$162,237

(in thousands)	Goodwill	Other intangible assets	Total
December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	927	927
September 30, 2024	$159,595	$3,725	$163,320

December 31, 2024	$159,595	$3,437	$163,032
Amortization	—	795	795
September 30, 2025	$159,595	$2,642	$162,237

Park evaluates goodwill for impairment during the second quarter of each year, with financial data as of the immediately prior March 31. Based on the qualitative analysis performed as of April 1, 2025, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at September 30, 2025 and at December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible assets	$14,456	$11,814	$14,456	$11,019

Core deposit intangible assets are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $248,000 and $287,000 for the three months ended September 30, 2025 and 2024, respectively, and was $795,000 and $927,000 for the nine months ended September 30, 2025 and 2024, respectively.

Estimated amortization expense related to core deposit intangible assets for the remainder of 2025 and the next four years follows:

(in thousands)	Total
Three months ending December 31, 2025	$247
2026	887
2027	754
2028	618
2029	136

Note 9 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Affordable housing tax credit investments	$71,251	$66,077
Unfunded commitments	28,319	29,677

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2025 through 2039.

Park recognized amortization expense of $2.3 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $6.8 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively, which were included within "Income taxes" in the consolidated condensed statements of income. Additionally, during the three months ended September 30, 2025 and 2024, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.9 million and $2.7 million, respectively, and during the nine months ended September 30, 2025 and 2024, recognized $8.5 million and $7.9 million, respectively, which were included within "Income taxes" in the consolidated condensed statements of income.

Note 10 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amounts of foreclosed real estate properties held at September 30, 2025 and December 31, 2024 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2025	December 31, 2024
OREO:
Commercial real estate	$—	$938
Construction real estate	638	—
Total OREO	$638	$938

Loans in process of foreclosure:
Residential real estate	$2,740	$2,225

In addition to real estate, Park may also repossess different types of collateral. At both September 30, 2025 and December 31, 2024, Park had $1.2 million in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 11 – Loan Servicing

Park serviced sold mortgage loans of $1.83 billion at September 30, 2025, $1.86 billion at December 31, 2024 and $1.87 billion at September 30, 2024. At September 30, 2025, $2.4 million of the sold mortgage loans were sold with recourse, compared to $2.5 million at December 31, 2024 and $2.6 million at September 30, 2024. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2025 and December 31, 2024, management had established reserves of $18,000 and $50,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
MSRs:
Carrying amount, net, beginning of period	$13,729	$14,271	$13,918	$14,656
Additions	374	286	1,037	684
Amortization	(454)	(494)	(1,302)	(1,343)
Change in valuation allowance	18	—	14	66
Carrying amount, net, end of period	$13,667	$14,063	$13,667	$14,063

Valuation allowance:
Beginning of period	$23	$28	$19	$94
Change in valuation allowance	(18)	—	(14)	(66)
End of period	$5	$28	$5	$28

Servicing fees included in "Other service income" were $1.2 million for both the three months ended September 30, 2025 and 2024, respectively, and $3.6 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at September 30, 2025 were $15.9 million and $17.3 million, respectively. At December 31, 2024, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $16.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and nine-month periods ended September 30, 2025 and 2024 follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lease cost
Operating lease cost	$660	$640	$1,957	$1,880
Sublease income	—	—	—	(10)
Total lease cost	$660	$640	$1,957	$1,870

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$639	$573	$1,323	$1,944
ROU assets obtained in exchange for new operating lease liabilities	$226	$204	$1,598	$2,654
Reductions to ROU assets resulting from reductions to lease obligations	$(470)	$(435)	$(1,352)	$(1,530)
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures for the nine-month period ended September 30, 2025.

Park's operating leases had a weighted average remaining term of 9.4 years and 9.8 years at September 30, 2025 and December 31, 2024, respectively. The weighted average discount rate of Park's operating leases was 4.0% and 3.8% at September 30, 2025 and at December 31, 2024, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2025
Three months ending December 31, 2025	$644
2026	2,592
2027	2,511
2028	2,483
2029	2,501
Thereafter	10,501
Total undiscounted minimum lease payments	$21,232
Present value adjustment	(3,952)
Total lease liabilities	$17,280

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

At September 30, 2025 and at December 31, 2024, Park's repurchase agreement borrowings totaled $78.1 million and $90.4 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $107.1 million and $124.1 million at September 30, 2025 and at December 31, 2024, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At September 30, 2025 and at December 31, 2024, Park had $289.1 million and $440.2 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2025 and at December 31, 2024:

	September 30, 2025
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$78,126	$—	$—	$—	$78,126

	December 31, 2024
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$90,432	$—	$—	$—	$90,432

Note 14 - Subordinated Notes

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

On December 1, 2005, Vision Parent formed a wholly-owned Delaware statutory business trust, Vision Bancshares Trust I (“Trust I”), which issued $15.0 million of Trust I's floating rate preferred securities (the “Trust Preferred Securities”) to institutional investors. All of the common securities of Trust I were owned by Park. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Trust I to purchase $15.5 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carried a floating rate based on three-month CME Term SOFR plus 174 basis points. The junior subordinated notes represented the sole asset of Trust I. The Trust Preferred Securities accrued and paid distributions at a floating rate of three-month CME Term SOFR plus 174 basis points per annum. Since December 30, 2010, Park has had the right to redeem the junior subordinated notes purchased by Trust I in whole or in part. On September 30, 2025, Park redeemed in full, $15.0 million in Trust Preferred Securities at a redemption price in cash equal to 100% of the principal amount of the Trust Preferred Securities, plus accrued and unpaid interest.

On August 20, 2020, Park completed the issuance and sale of $175.0 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). Beginning on September 1, 2025, Park had the right to redeem the Subordinated Notes, in whole or in part. On September 1, 2025, Park redeemed in full, $175.0 million outstanding of the Subordinated Notes at a redemption price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

The repayments were made using available cash on hand and did not involve any refinancing or issuance of new debt.

As of September 30, 2025, Park has no subordinated debt outstanding.

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $13.4 million and $15.4 million at September 30, 2025 and at December 31, 2024, respectively.

All of the Company's interest rate swaps were determined to be fully effective during each of the nine-month periods ended September 30, 2025 and September 30, 2024. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Other comprehensive income". The amount included in "Accumulated other comprehensive loss, net of tax" would be reclassified to net income should the hedges no longer be considered effective. Park expects the outstanding hedges to remain fully effective during the remaining respective terms of the interest rate swaps.

Summary information about Park's interest rate swaps at September 30, 2025 and at December 31, 2024 follows:

	September 30, 2025	December 31, 2024
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$13,436	$15,445
Weighted average pay rates	4.525%	4.504%
Weighted average receive rates	4.525%	4.504%
Weighted average maturity (years)	5.1	5.4
Unrealized losses	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at September 30, 2025 and at December 31, 2024.

(In thousands)	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	13,436	570	15,445	1,009
Total included in "Other assets"	$13,436	$570	$15,445	$1,009

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$13,436	$(570)	$15,445	$(1,009)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$13,436	$(570)	$15,445	$(1,009)

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

At September 30, 2025 and at December 31, 2024, Park had $7.0 million and $4.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $131,000 and $85,000 at September 30, 2025 and at December 31, 2024, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2025 and December 31, 2024, the fair value of the swap agreement liability of $269,000 and $103,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 16 – Accumulated Other Comprehensive Loss

Other comprehensive income components, net of tax, are shown in the following tables for the three-month and nine-month periods ended September 30, 2025 and 2024:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at July 1, 2025	$16,754	$(48,261)	$(31,507)
Other comprehensive income before reclassifications	—	5,811	5,811
Net current period other comprehensive income	—	5,811	5,811
Ending balance at September 30, 2025	$16,754	$(42,450)	$(25,696)

Beginning balance at July 1, 2024	$1,692	(70,146)	$(68,454)
Other comprehensive income before reclassifications	17,687	20,623	38,310
Amounts reclassified from accumulated other comprehensive loss	(4,540)	—	(4,540)
Net current period other comprehensive income	13,147	20,623	33,770
Ending balance at September 30, 2024	$14,839	$(49,523)	$(34,684)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2025	$16,754	$(62,929)	$(46,175)
Other comprehensive income before reclassifications	—	20,479	20,479
Net current period other comprehensive income	—	20,479	20,479
Ending balance at September 30, 2025	$16,754	$(42,450)	$(25,696)

Beginning balance at January 1, 2024	$1,692	$(67,883)	$(66,191)
Other comprehensive income before reclassifications	17,687	18,046	35,733
Amounts reclassified from accumulated other comprehensive loss	(4,540)	314	(4,226)
Net current period other comprehensive income	13,147	18,360	31,507
Ending balance at September 30, 2024	$14,839	$(49,523)	$(34,684)

The following table provides information concerning amounts reclassified out of accumulated other comprehensive loss for the three-month and the nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024	Affected Line Item in the Consolidated Condensed Statements of Income
Change in funded status of defined benefit pension items
Amortization of prior service costs	$—	$37	$—	$37	Other components of net periodic pension benefit income
Gain recognition on partial settlement of vested benefits	—	(5,783)	—	(5,783)	Pension settlement gain
Income before income taxes	—	(5,746)	—	(5,746)	Income before income taxes
Income tax effect	—	(1,206)	—	(1,206)	Income taxes
Net of income tax	$—	$(4,540)	$—	$(4,540)	Net income

Unrealized losses on AFS debt securities
Net loss on the sale of debt securities	$—	$—	$—	$398	Loss on the sale of debt securities, net
Loss before income taxes	—	—	—	398	Income before income taxes
Income tax effect	—	—	—	84	Income taxes
Net of income tax	$—	$—	$—	$314	Net income

Note 17 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except common share and per common share data)	2025	2024	2025	2024
Numerator:
Net income	$47,158	$38,217	$137,434	$112,790
Denominator:
Weighted-average common shares outstanding	16,071,347	16,151,640	16,120,213	16,139,335
Effect of dilutive PBRSUs	101,924	112,753	89,048	92,431
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs	16,173,271	16,264,393	16,209,261	16,231,766
Earnings per common share:
Basic earnings per common share	$2.93	$2.37	$8.53	$6.99
Diluted earnings per common share	$2.92	$2.35	$8.48	$6.95

Park awarded 49,350 PBRSUs and 59,165 PBRSUs to certain employees during the nine months ended September 30, 2025 and 2024, respectively. No PBRSUs were awarded during either of the three months ended September 30, 2025 and 2024.

Park repurchased an aggregate of 120,000 common shares during nine months ended September 30, 2025, to fund the PBRSUs and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months ended September 30, 2025 or the three months or nine months ended September 30, 2024.

Note 18 - Share-Based Compensation

The 2017 Employees LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2025, 175,650 common shares were available for future grants under the 2017 Employees LTIP.

The 2017 Non-Employee Directors LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2025, 45,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the nine months ended September 30, 2025 and 2024, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 49,350 common shares and 59,165 common shares, respectively, to certain employees of Park and its subsidiaries.

At September 30, 2025, Park reported 183,024 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the nine months ended September 30, 2025 and 2024 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	186,936	$122.68
Granted	59,165	131.30
Vested	(58,056)	103.70
Forfeited	(2,025)	135.55
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at September 30, 2024	186,020	$131.20
Nonvested at January 1, 2025	186,020	$131.20
Granted	49,350	170.72
Vested	(51,833)	119.31
Forfeited	(513)	152.68
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at September 30, 2025 (2)	183,024	$145.17
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of September 30, 2025, an aggregate of 181,933 PBRSUs were expected to vest.

A summary of awards vested during the three months and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PBRSUs vested	—	3,075	51,833	58,056
Common shares withheld to satisfy employee income tax withholding obligations	—	958	19,468	22,895
Net common shares issued	—	2,117	32,365	35,161

Share-based compensation expense of $1.8 million and $1.6 million was recognized for the three-month periods ended September 30, 2025 and 2024, respectively, and share-based compensation expense of $5.5 million and $4.9 million was recognized for the nine-month periods ended September 30, 2025 and 2024, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at September 30, 2025:

(In thousands)
Three months ending December 31, 2025	$1,740
2026	5,585
2027	3,662
2028	1,532
2029	242
Total	$12,761

Note 19 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month or the nine-months periods ended September 30, 2025 or 2024. Additionally, no contributions are expected to be made during the remainder of 2025.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2025	2024	2025	2024
Service cost	$1,632	$1,750	$4,896	$5,250	Employee benefits
Interest cost	1,478	1,719	4,434	5,157	Other components of net periodic pension benefit income
Expected return on plan assets	(3,834)	(3,936)	(11,502)	(11,806)	Other components of net periodic pension benefit income
Recognized prior service cost	12	13	36	37	Other components of net periodic pension benefit income
Pension settlement gain	—	(5,783)	—	(5,783)	Pension settlement gain
Net periodic pension benefit income	$(712)	$(6,237)	$(2,136)	$(7,145)

During the three months and nine months ended September 30, 2024, Park recognized a $5.8 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. To calculate the gain, the PBO was remeasured as of September 30, 2024. In calculating the September 30, 2024 PBO, a discount rate of 5.17% was used which was a 3 basis point increase from the discount rate utilized to calculate the December 31, 2023 PBO. There were no changes between December 31, 2023 and September 30, 2024 to the assumptions utilized for the long-term rate of return on plan assets, salaries increases, turnover rates or mortality. There was no pension settlement gain recognized during the three months or the nine months ended September 30, 2025.

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2025	2024	2025	2024
Service cost	$195	$216	$583	$1,201	Employee benefits
Interest cost	183	154	547	464	Miscellaneous expense
Total SERP expense	$378	$370	$1,130	$1,665

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2025
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$205,788	$—	$205,788
U.S. Government sponsored entities’ asset-backed securities	—	498,162	—	498,162
Collateralized loan obligations	—	94,636	—	94,636
Corporate debt securities	—	12,252	6,875	19,127
Equity securities	15,465	—	621	16,086
Mortgage loans held for sale	—	3,451	—	3,451
Mortgage IRLCs	—	131	—	131
Loan interest rate swaps	—	570	—	570

Liabilities
Fair value swap	$—	$—	$269	$269
Loan interest rate swaps	—	570	—	570

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$249	$—	$249
Obligations of states and political subdivisions	—	186,883	—	186,883
U.S. Government sponsored entities’ asset-backed securities	—	518,576	—	518,576
Collateralized loan obligations	—	271,833	—	271,833
Corporate debt securities	—	12,419	6,664	19,083
Equity securities	10,885	—	603	11,488
Mortgage loans held for sale	—	5,550	—	5,550
Mortgage IRLCs	—	85	—	85
Loan interest rate swaps	—	1,009	—	1,009

Liabilities
Fair value swap	$—	$—	$103	$103
Loan interest rate swaps	—	1,009	—	1,009

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and nine-month periods ended September 30, 2025 and 2024, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2025 and 2024
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at July 1, 2025	$6,780	$613	$(109)
Transfer into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	8	(160)
Included in other comprehensive income	95	—	—
Balance at September 30, 2025	$6,875	$621	$(269)

Balance at July 1, 2024	$6,427	$495	$(123)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	18	(500)
Included in other comprehensive income	153	—	—
Balance at September 30, 2024	$6,580	$513	$(623)

Level 3 Fair Value Measurements
Nine months ended September 30, 2025 and 2024
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2025	$6,664	$603	$(103)
Transfer into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	18	(290)
Included in other comprehensive income	211	—	—
Purchases, sales, issuances and settlements, other, net	—	—	124
Balance at September 30, 2025	$6,875	$621	$(269)

Balance at January 1, 2024	$6,349	$473	$(123)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	40	(500)
Included in other comprehensive income	231	—	—
Balance at September 30, 2024	$6,580	$513	$(623)

Level 3 corporate debt securities consist of a single debt security at both September 30, 2025 and December 31, 2024 which was valued using a discounted cash flow calculation. Significant unobservable inputs include the credit spread assumption which was 3.67% at both September 30, 2025 and December 31, 2024.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At September 30, 2025 and December 31, 2024, there were no PCD loans carried at fair value. Additionally, there were no accruing, individually evaluated, collateral-dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement. There were no OREO properties recorded at fair value as of September 30, 2025.

Fair Value Measurements at September 30, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2025
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,054	$1,054
Residential real estate	—	—	18	18
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$1,072	$1,072

MSRs	$—	$52	$—	$52

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,022	$1,022
Residential real estate	—	—	1,924	1,924
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$2,946	$2,946

MSRs	$—	$371	$—	$371

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

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

	September 30, 2025
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$1,196	$165	$124	$1,072
Remaining nonaccrual, individually evaluated loans	71,222	2,962	2,456	68,766
Total nonaccrual, individually evaluated loans	$72,418	$3,127	$2,580	$69,838

	December 31, 2024
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$2,986	$488	$40	$2,946
Remaining nonaccrual, individually evaluated loans	50,163	4,521	1,259	48,904
Total nonaccrual, individually evaluated loans	$53,149	$5,009	$1,299	$51,850

The expense from credit adjustments related to nonaccrual individually evaluated loans carried at fair value was $124,000 and $14,000 for the three-month periods ended September 30, 2025 and 2024, respectively, and was $76,000 and $71,000 for the nine-month periods ended September 30, 2025 and 2024, respectively.

MSRs totaled $13.7 million at September 30, 2025. Of this $13.7 million MSR carrying balance, $0.1 million was recorded at fair value and included a valuation allowance of $5,000. The remaining $13.6 million was recorded at cost, as the fair value exceeded cost at September 30, 2025. At December 31, 2024, MSRs totaled $13.9 million. Of this $13.9 million MSR carrying balance, $0.4 million was recorded at fair value and included a valuation allowance of $19,000. The remaining $13.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2024. The income related to MSRs carried at fair value during the three-month period ended September 30, 2025 was $18,000, and was $14,000 and $66,000 for the nine-month periods ended September 30, 2025 and 2024, respectively. There was no income or expense related to MSRs carried at fair value during the three-month period ended September 30, 2024.

Total OREO held by Park at September 30, 2025 and December 31, 2024 was $0.6 million and $0.9 million, respectively. At September 30, 2025, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2024, there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. There was no expense related to OREO carried at fair value during the three-month period ended September 30, 2025, or the three-month and the nine-month periods ended September 30, 2024. The expense related to OREO fair value adjustments was $60,000 for the nine-month period ended September 30, 2025.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024:

September 30, 2025
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial real estate	$1,054	Sales comparison approach	Adj to comparables	0.0% - 69.6% (41.3%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$18	Sales comparison approach	Adj to comparables	11.9% - 38.9% (25.4%)

December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial real estate	$1,022	Sales comparison approach	Adj to comparables	0.0% - 30.0% (15.2%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$1,924	Sales comparison approach	Adj to comparables	4.7% - 45.5% (21.6%)
		Income approach	Capitalization rate	6.3% (6.3%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At September 30, 2025 and at December 31, 2024, Park had Partnership Investments with a NAV of $39.1 million and $32.6 million, respectively. At September 30, 2025 and at December 31, 2024, Park had $13.0 million and $17.6 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2025 and 2024, Park recognized income of $1.1 million and $0.9 million, respectively, and for nine-month periods ended September 30, 2025 and 2024, Park recognized of $1.0 million and $0.1 million, respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at September 30, 2025 and at December 31, 2024, was as follows:

	September 30, 2025
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$218,906	$218,906	$—	$—	$218,906
Investment securities (1)	817,713	—	810,838	6,875	817,713
Other investment securities (2)	16,086	15,465	—	621	16,086

Mortgage loans held for sale	3,451	—	3,451	—	3,451
Mortgage IRLCs	131	—	131	—	131
Individually evaluated loans carried at fair value	1,072	—	—	1,072	1,072
Other loans, net	7,896,341	—	—	7,778,902	7,778,902
Loans receivable, net	$7,900,995	$—	$3,582	$7,779,974	$7,783,556

Financial liabilities:
Time deposits	$773,514	$—	$774,166	$—	$774,166
Brokered deposits and Bid Ohio CDs	19,900	—	19,900	—	19,900
Other	4,350	4,350	—	—	4,350
Deposits (excluding demand deposits)	$797,764	$4,350	$794,066	$—	$798,416

Short-term borrowings	$78,126	$—	$78,126	$—	$78,126

Derivative financial instruments - assets:
Loan interest rate swaps	$570	$—	$570	$—	$570

Derivative financial instruments - liabilities:
Fair value swap	$269	$—	$—	$269	$269
Loan interest rate swaps	570	—	570	—	570
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

Note 21 - Segment Information

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

	Banking Segment
	Three Months Ended and At September 30,
(in thousands)	2025	2024

Interest Income	$138,952	$133,808

Reconciliation of Revenue
Other revenues	$30,574	$36,530
Total consolidated revenues	$169,526	$170,338

Less:
Interest expense	$27,935	$32,694
Segment net interest income and noninterest income	$141,591	$137,644

Less:
Provision for credit losses	4,030	5,315
Salaries	38,644	38,370
Employee benefits	9,892	10,162
Occupancy expense	3,242	3,731
Furniture and equipment expense	2,219	2,571
Data processing fees	11,531	11,764
Professional fees and services	7,475	7,842
Marketing	1,507	1,464
Insurance	1,468	1,640
Communication	1,239	955
State tax expense	1,182	1,116
Amortization of intangible assets	248	287
Foundation contributions	—	2,000
Miscellaneous	816	3,779
Income taxes	10,940	8,431
Segment net income/consolidated net income	$47,158	$38,217

Other segment disclosures
Interest income	138,952	133,808
Interest expense	27,935	32,694
Depreciation	2,825	2,976
Amortization	248	287
Other significant noncash items:
Provision for credit losses	4,030	5,315
Segment assets	9,862,068	9,903,049

Reconciliation of assets
Total assets for reportable segments	$9,862,068	9,903,049
Other assets	—	—
Total consolidated assets	$9,862,068	$9,903,049

	Banking Segment
	Nine Months Ended September 30,
(in thousands)	2025	2024

Interest Income	$407,648	$389,352

Reconciliation of Revenue
Other revenues	$88,506	$91,524
Total consolidated revenues	$496,154	$480,876

Less:
Interest expense	$83,263	$94,778
Segment net interest income and noninterest income	$412,891	$386,098

Less:
Provision for credit losses	7,639	10,608
Salaries	113,420	110,057
Employee benefits	29,516	31,595
Occupancy expense	10,030	9,887
Furniture and equipment expense	6,754	7,608
Data processing fees	33,081	30,114
Professional fees and services	22,177	20,681
Marketing	4,330	4,369
Insurance	4,821	5,135
Communication	3,382	2,993
State tax expense	3,718	3,355
Amortization of intangible assets	795	927
Foundation contributions	—	2,000
Miscellaneous	4,580	9,377
Income taxes	31,214	24,602
Segment net income/consolidated net income	$137,434	$112,790

Other segment disclosures
Interest income	407,648	389,352
Interest expense	83,263	94,778
Depreciation	8,566	9,114
Amortization	795	927
Other significant noncash items:
Provision for credit losses	7,639	10,608

Note 22 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the consolidated condensed statements of income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the three-month and nine-month periods ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
Revenue by Operating Segment (in thousands)	2025	2024
Income from fiduciary activities
Personal trust and agency accounts	$3,311	$3,124
Employee benefit and retirement-related accounts	2,973	2,766
Investment management and investment advisory agency accounts	4,410	4,142
Other	621	583
Service charges on deposit accounts
NSF fees	756	867
DDA charges	1,653	1,380
Other	169	115
Other service income (1)
Credit card	704	693
HELOC	116	112
Installment	71	53
Real estate	2,216	1,869
Commercial	609	309
Debit card fee income	6,604	6,539
Bank owned life insurance income (2)	1,559	2,057
ATM fees	371	471
Pension settlement gain (2)	—	5,783
Gain on the sale of OREO, net	50	2
Loss on the sale of debt securities, net (2)	—	—
(Loss) gain on equity securities, net (2)	(549)	1,557
Other components of net periodic pension benefit income (2)	2,344	2,204
Miscellaneous (3)	2,586	1,904
Total other income	$30,574	$36,530
(1) "Other Service Income" totaled $3.7 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively. Of this aggregate revenue approximately $1.9 million and $1.4 million was within the scope of ASC 606, with the remaining $1.8 million and $1.6 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended September 30, 2025 and 2024, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $2.6 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, all of which were within the scope of ASC 606.

	Nine Months Ended September 30,
Revenue by Operating Segment (in thousands)	2025	2024
Income from fiduciary activities
Personal trust and agency accounts	$10,439	$9,558
Employee benefit and retirement-related accounts	8,777	8,092
Investment management and investment advisory agency accounts	12,857	11,959
Other	1,858	1,758
Service charges on deposit accounts
NSF fees	2,234	2,436
DDA charges	4,783	3,919
Other	482	327
Other service income (1)
Credit card	2,094	1,974
HELOC	334	308
Installment	198	113
Real estate	6,536	5,219
Commercial	1,221	852
Debit card fee income	19,300	19,362
Bank owned life insurance income (2)	4,833	6,251
ATM fees	1,073	1,425
Pension settlement gain (2)	—	5,783
(Loss) gain on the sale of OREO, net	(152)	115
Loss on the sale of debt securities, net (2)	—	(398)
Gain on equity securities, net (2)	1,069	1,228
Other components of net periodic pension benefit income (2)	7,032	6,612
Miscellaneous (3)	3,538	4,631
Total other income	$88,506	$91,524
(1) "Other Service Income" totaled $10.4 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively. Of this aggregate revenue approximately $5.1 million and $4.0 million was within the scope of ASC 606, with the remaining $5.3 million and $4.5 million consisting primarily of certain residential real estate loan fees which were out of scope for the nine months ended September 30, 2025 and 2024, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $3.5 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively, all of which were within the scope of ASC 606.

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

Note 23 - Subsequent Events

On October 27, 2025, Park, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Citizens Bancshares, Inc., a Tennessee corporation (“First Citizens”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, First Citizens would merge with and into Park (the “Merger”), with Park continuing as the surviving corporation in the Merger. Immediately following the Merger, Park will cause First Citizens' wholly owned banking subsidiary, First Citizens National Bank, a national banking association (“First Citizens National Bank”), to merge with and into Park's wholly owned banking subsidiary, The Park National Bank, a national banking association (“Park National Bank”) (the “Bank Merger”), with Park National Bank continuing as the surviving bank in the Bank Merger.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, no par value per share, of First Citizens, issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive 0.52 of a share of common stock, no par value, of Park (the “Park Common Stock”) (the “Merger Consideration”).

The Merger Agreement contains customary representations and warranties from Park and First Citizens, and each party has agreed to customary covenants.

The completion of the Merger is subject to customary conditions, including, among others, (a) approval of the Merger by First Citizens' shareholders, (b) authorization for listing on the NYSE American stock exchange of the shares of Park Common Stock to be issued in connection with the Merger, subject to official notice of issuance, (c) effectiveness of the Registration Statement on Form S-4 for the Park Common Stock to be issued in the Merger, (d) the receipt of specified governmental consents and approvals that are necessary to consummate the transactions contemplated by the Merger Agreement, including from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, and termination or expiration of all applicable waiting periods in respect thereof, in each case without the imposition of a Materially Burdensome Regulatory Condition, and (e) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the Merger or the Bank Merger or making the completion of the Merger or the Bank Merger illegal.

The Merger Agreement provides certain termination rights for each party and further provides that a termination fee of $12.5 million will be payable by First Citizens to Park following termination of the Merger Agreement under certain circumstances.

Concurrently with the execution and delivery of the Merger Agreement, Park entered into voting agreements (the “Voting Agreements”) with certain shareholders of First Citizens (collectively, the “Significant Shareholders”), pursuant to which, among other things, each Significant Shareholder has agreed, subject to the terms of the Voting Agreement, to (i) vote the common stock of First Citizens over which such Significant Shareholder is entitled to vote (the “First Citizens' Shares”) in favor of the approval and adoption of the Merger Agreement and the other transactions contemplated thereby, and (ii) until the Effective Time, refrain from transferring the First Citizens' Shares, with certain limited exceptions.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended September 30, 2025 and September 30, 2024 and for the nine months ended September 30, 2025 and September 30, 2024. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At September 30, 2025, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Worries that the Israel-Hamas conflict will widen and Russia's invasion of the Ukraine will persist longer than expected. Risk grows that China may block the Taiwan Strait, causing business and consumer confidence to decline. Retaliatory tariffs reduce U.S. exports and lead to a global downturn. (2) Due to continuing concerns about rising inflation, the Federal Reserve raises federal funds rates. However, the Federal Reserve resumes easing rates as the recession persists. (3) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about the longevity of the Euro zone and causing financial stress to highly indebted nations. These developments further lower U.S. exports and the corporate earnings of foreign subsidiaries of U.S. companies. (4) Impacts of Trump tariffs and deportations are significantly worse than expected. Tariff rates rise from about 2% to 26% and remain at those rates through the end of 2028. Retaliatory tariffs reduce U.S. exports and lead to global turn-down. Tax revenues are lower than in the baseline creating a higher deficit. (5) A recession occurs in the fourth quarter of 2025 and lasts through the second quarter of 2026 resulting in real GDP declining by 2.6%, unemployment rates rising to a peak of 8.4% in the fourth quarter of 2026, and the stock market falling 35% from the third quarter of 2025 to the second quarter of 2026. The adverse scenario also forecasts Ohio unemployment for the next twelve months to range from 7.0% to 9.7%. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $30.2 million as of September 30, 2025 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $30.2 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

Recent Developments

On October 27, 2025, Park entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Citizens Bancshares, Inc., a Tennessee corporation (“First Citizens”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, First Citizens will merge with and into Park (the “Merger”), with Park continuing as the surviving corporation in the Merger. Immediately following the Merger, Park will cause First Citizens’ wholly owned banking subsidiary, First Citizens National Bank, a national banking association, to merge with and into PNB, with PNB continuing as the surviving bank.

As of September 30, 2025, First Citizens had $2.6 billion in assets. After the Merger, Park will have more than 100 branches in Kentucky, Ohio, the Carolinas and Tennessee.

Under the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, each share of common stock of First Citizens that is issued and outstanding immediately prior to the Merger, will be converted into the right to receive 0.52 common shares of Park. Based upon Park’s market close price of October 24, 2025, the aggregate transaction value is approximately $317.3 million.

The Merger is expected to close in the first quarter of 2026, subject to customary closing conditions, regulatory approvals and approval of First Citizens’ shareholders.

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2025 and 2024

Summary Discussion of Results

Net income for the three months ended September 30, 2025 of $47.2 million represented a $8.9 million, or 23.4%, increase compared to $38.2 million for the three months ended September 30, 2024. Pre-tax, pre-provision net income for the three months ended September 30, 2025 of $62.1 million represented a $10.2 million, or 19.6%, increase compared to $52.0 million for the three months ended September 30, 2024.

Net income for the nine months ended September 30, 2025 of $137.4 million represented a $24.6 million, or 21.8%, increase compared to $112.8 million for the nine months ended September 30, 2024. Pre-tax, pre-provision net income for the nine months ended September 30, 2025 of $176.3 million represented a $28.3 million, or 19.1%, increase compared to $148.0 million for the nine months ended September 30, 2024.

The following discussion provides additional information regarding Park.

Overview

The following table reflects Park's net income for the first, second and third quarters of 2025, for the first nine months of 2025 and 2024 (the nine months ended September 30), and for the year ended December 31, 2024.

(In thousands)	Q3 2025	Q2 2025	Q1 2025	Nine months YTD 2025	Nine months YTD 2024	2024
Net interest income	$111,017	$108,991	$104,377	$324,385	$294,574	$398,019
Provision for credit losses	4,030	2,853	756	7,639	10,608	14,543
Other income	30,574	32,186	25,746	88,506	91,524	122,588
Other expense	79,463	78,977	78,164	236,604	238,098	321,339
Income before income taxes	$58,098	$59,347	$51,203	$168,648	$137,392	$184,725
Income tax expense	10,940	11,228	9,046	31,214	24,602	33,305
Net income	$47,158	$48,119	$42,157	$137,434	$112,790	$151,420

Net interest income of $324.4 million for the nine months ended September 30, 2025 represented a $29.8 million, or 10.1%, increase compared to $294.6 million for the nine months ended September 30, 2024. The increase was a result of a $18.3 million increase in interest income and a $11.5 million decrease in interest expense.

The $18.3 million increase in interest income was due to a $26.1 million increase in interest income on loans, partially offset by a $7.8 million decrease in investment income. The $26.1 million increase in interest income on loans was primarily the result of a $315.6 million (or 4.16%) increase in average loans, from $7.58 billion for the nine months ended September 30, 2024 to $7.90 billion for the nine months ended September 30, 2025, as well as an increase in the yield on loans, which increased 20 basis points to 6.32% for the nine months ended September 30, 2025, compared to 6.12% for the nine months ended September 30, 2024. The $7.8 million decrease in investment income was primarily the result of a $86.8 million (or 5.90%) decrease in average investments, including money market investments, from $1.47 billion for the nine months ended September 30, 2024 to $1.38 billion for the nine months ended September 30, 2025. The decrease in investment income was also due to a decrease in the yield on investments, including money market investments, which decreased 50 basis points to 3.47% for the nine months ended September 30, 2025, compared to 3.97% for the nine months ended September 30, 2024.

The $11.5 million decrease in interest expense was due to a $8.8 million decrease in interest expense on deposits, as well as a $2.7 million decrease in interest expense on borrowings. The decrease in interest expense on deposits was the result of a decrease in the cost of deposits of 26 basis points, from 2.00% for the nine months ended September 30, 2024 to 1.74% for the nine months ended September 30, 2025. This decrease was partially offset by a $153.1 million (or 2.70%) increase in average on-balance sheet interest bearing deposits from $5.68 billion for the nine months ended September 30, 2024, to $5.83 billion for the nine months ended September 30, 2025. The increase in on-balance sheet interest bearing deposits was due to increases in savings accounts and time deposits, which were partially offset by decreases in transaction accounts and brokered and bid CD deposits. The decrease in interest expense on borrowings was the result of a decrease in the cost of borrowings of 29 basis points, from 4.11% for the nine months ended September 30, 2024 to 3.82% for the nine months ended September 30, 2025 as well as a $69.1 million (or 21.56%) decrease in average borrowings from $320.4 million for the nine months ended September 30, 2024, to $251.3 million for the nine months ended September 30, 2025. The balance of average borrowings was impacted by the redemption of subordinated debt. On September 1, 2025, $175 million of subordinated debt was repaid, followed by an additional repayment of $15 million of subordinated debt on September 30, 2025.

The provision for credit losses of $7.6 million for the nine months ended September 30, 2025 represented a decrease of $3.0 million, compared to $10.6 million for the nine months ended September 30, 2024. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

The table below reflects Park's total other income for the nine months ended September 30, 2025 and 2024.

(Dollars in thousands)	2025	2024	$ change	% change
Other income:
Income from fiduciary activities	$33,931	$31,367	$2,564	8.2%
Service charges on deposit accounts	7,499	6,682	817	12.2%
Other service income	10,383	8,466	1,917	22.6%
Debit card fee income	19,300	19,362	(62)	(0.3)%
Bank owned life insurance income	4,833	6,251	(1,418)	(22.7)%
ATM fees	1,073	1,425	(352)	(24.7)%
Pension settlement gain	—	5,783	(5,783)	N.M.
(Loss) gain on the sale of OREO, net	(152)	115	(267)	N.M.
Loss on sale of debt securities, net	—	(398)	398	N.M.
Gain on equity securities, net	1,069	1,228	(159)	(12.9)%
Other components of net periodic benefit income	7,032	6,612	420	6.4%
Miscellaneous	3,538	4,631	(1,093)	(23.6)%
Total other income	$88,506	$91,524	$(3,018)	(3.3)%

Other income of $88.5 million for the nine months ended September 30, 2025 represented a decrease of $3.0 million, or 3.3%, compared to $91.5 million for the nine months ended September 30, 2024. The $2.6 million increase in income from fiduciary activities was largely due to an increase in the market value of assets under management. The $817,000 increase in service charges on deposits was largely due to an increase in maintenance fees on deposits. The $1.9 million increase in other service income was mainly due to an increase in mortgage and commercial related other service income. The $1.4 million decrease in bank owned life insurance income was primarily related to a decrease in death benefits received during the nine months ended September 30, 2025. The change in pension settlement gain was due to a $5.8 million pension settlement gain during the nine months ended September 30, 2024, which was related to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested and retired participants. There was no pension settlement gain during the nine months ended September 30, 2025. The change in loss on sale of debt securities, net was due to net losses on the sale of debt securities of $398,000 recorded during the nine months ended September 30, 2024 compared to no net losses on sale of debt securities during the nine months ended September 30, 2025. The change in gain on equity securities, net was mostly due to increases in the net gain on capital investments which was more than offset by a decrease in net gains (losses) in equity securities carried at fair value during the nine months ended September 30, 2025 compared to the same period of 2024. The decrease in miscellaneous income was primarily due to a decrease in net gains on the sale and disposal of assets, largely due to the impact of strategic initiatives.

The table below reflects Park's total other expense for the nine months ended September 30, 2025 and 2024.

(Dollars in thousands)	2025	2024	$ change	% change
Other expense:
Salaries	$113,420	$110,057	$3,363	3.1%
Employee benefits	29,516	31,595	(2,079)	(6.6)%
Occupancy expense	10,030	9,887	143	1.4%
Furniture and equipment expense	6,754	7,608	(854)	(11.2)%
Data processing fees	33,081	30,114	2,967	9.9%
Professional fees and services	22,177	20,681	1,496	7.2%
Marketing	4,330	4,369	(39)	(0.9)%
Insurance	4,821	5,135	(314)	(6.1)%
Communication	3,382	2,993	389	13.0%
State tax expense	3,718	3,355	363	10.8%
Amortization of intangible assets	795	927	(132)	(14.2)%
Foundation contributions	—	2,000	(2,000)	N.M.
Miscellaneous	4,580	9,377	(4,797)	(51.2)%
Total other expense	$236,604	$238,098	$(1,494)	(0.6)%

Total other expense of $236.6 million for the nine months ended September 30, 2025 represented a decrease of $1.5 million compared to $238.1 million for the nine months ended September 30, 2024. The increase in salaries expense was primarily related to increases in base salary expense, incentive compensation expense and share-based compensation expense. The decrease in employee benefit expense was primarily due to a decrease in group insurance expense and retirement related expense, partially offset by an increase in payroll tax related expense. The decrease in furniture and equipment expense was primarily due to decreases in depreciation expense. The increase in data processing fees was mainly related to an increase in software related expenses, partially offset by a decrease in ATM and debit card processing expense. The increase in professional fees and services expense was primarily due to increases in consulting expenses and trust system provider expense, partially offset by decreases in other fees, recruiting expense, director fees and appraisal fees. The decrease in foundation contributions was the result of a $2.0 million contribution made during the nine months ended September 30, 2024, with no contribution being made during the nine months ended September 30, 2025. The decrease in miscellaneous expense is primarily due to a decrease in expense for the allowance for unfunded credit losses and other non-loan related losses as well as a decrease in other miscellaneous expenses.

The table below provides certain balance sheet information and financial ratios for Park as of or for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024	% change from 12/31/24	% change from 9/30/24
Loans	7,992,753	7,817,128	7,730,984	2.25%	3.39%
Allowance for credit losses	91,758	87,966	87,237	4.31%	5.18%
Net loans	7,900,995	7,729,162	7,643,747	2.22%	3.37%
Investment securities	926,934	1,100,861	1,233,297	(15.80)%	(24.84)%
Total assets	9,862,068	9,805,350	9,903,049	0.58%	(0.41)%
Total deposits	8,329,924	8,143,526	8,214,671	2.29%	1.40%
Average assets (1)	10,120,742	9,901,264	9,865,315	2.22%	2.59%
Efficiency ratio (2)	57.03%	61.44%	61.38%	(7.18)%	(7.09)%
Return on average assets (3)	1.82%	1.53%	1.53%	18.95%	18.95%
(1) Average assets for the nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $2.0 million, $1.8 million and $2.4 million for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, respectively.
(3) Annualized for the nine months ended September 30, 2025 and 2024.

Loans

Loans outstanding at September 30, 2025 were $7.99 billion, compared to (i) $7.82 billion at December 31, 2024, an increase of $175.6 million, and (ii) $7.73 billion at September 30, 2024, an increase of $261.8 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 09/30/24	% change from 09/30/24
Home equity	$230,141	$203,927	$197,470	$26,214	12.9%	$32,671	16.5%
Installment	1,876,977	1,927,168	1,961,680	(50,191)	(2.6)%	(84,703)	(4.3)%
Real estate	1,500,903	1,452,833	1,423,120	48,070	3.3%	77,783	5.5%
Commercial	4,383,732	4,230,399	4,146,473	153,333	3.6%	237,259	5.7%
Other	1,000	2,801	2,241	(1,801)	(64.3)%	(1,241)	(55.4)%
Total loans	$7,992,753	$7,817,128	$7,730,984	$175,625	2.2%	$261,769	3.4%

Park's allowance for credit losses was $91.8 million at September 30, 2025, compared to $88.0 million at December 31, 2024, an increase of $3.8 million, or 4.3%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at September 30, 2025 were $8.33 billion, compared to (i) $8.14 billion at December 31, 2024, an increase of $186.4 million and (ii) $8.21 billion at September 30, 2024, an increase of $115.3 million. Total deposits including off balance sheet deposits at September 30, 2025 were $8.48 billion, compared to (i) $8.26 billion at December 31, 2024, an increase of $222.0 million and (ii) $8.21 billion at September 30, 2024, an increase of $266.1 million.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 09/30/24	% change from 09/30/24
Non-interest bearing deposits	$2,601,666	$2,612,708	$2,516,722	$(11,042)	(0.4)%	$84,944	3.4%
Transaction accounts	2,141,681	1,939,755	2,141,208	201,926	10.4%	473	—%
Savings	2,793,163	2,679,280	2,743,507	113,883	4.3%	49,656	1.8%
Certificates of deposit	773,514	735,297	722,236	38,217	5.2%	51,278	7.1%
Brokered and bid CD deposits	19,900	176,486	90,998	(156,586)	(88.7)%	(71,098)	(78.1)%
Total deposits	$8,329,924	$8,143,526	$8,214,671	$186,398	2.3%	$115,253	1.4%
Off balance sheet deposits	$150,823	$115,186	$—	35,637	30.9%	150,823	N.M.
Total deposits including off balance sheet deposits	$8,480,747	$8,258,712	$8,214,671	222,035	2.7%	266,076	3.2%

In order to manage the impact of deposit growth on its balance sheet, Park utilizes a program where certain deposit balances are transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs.

The table below breaks out the change in deposit balances, including off balance sheet deposits, by deposit type, for Park.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 09/30/24	% change from 09/30/24
Retail deposits	$3,963,727	$4,035,351	$3,943,537	$(71,624)	(1.8)%	$20,190	0.5%
Commercial deposits	4,346,297	3,931,689	4,180,136	414,608	10.5%	$166,161	4.0%
Brokered and bid CD deposits	19,900	176,486	90,998	(156,586)	(88.7)%	$(71,098)	(78.1)%
Total deposits	$8,329,924	$8,143,526	$8,214,671	$186,398	2.3%	$115,253	1.4%
Off balance sheet deposits	150,823	115,186	—	$35,637	30.9%	$150,823	N.M.
Total deposits including off balance sheet deposits	$8,480,747	$8,258,712	$8,214,671	$222,035	2.7%	$266,076	3.2%

Noninterest bearing deposits to total deposits	31.2%	32.1%	30.6%

During the nine months ended September 30, 2025, total deposits including off balance sheet deposits increased by $222.0 million, or 2.7%. This increase consisted of a $414.6 million increase in total commercial deposits and a $35.6 million increase in off balance sheet deposits, partially offset by a $156.6 million decrease in brokered and bid CD deposits and a $71.6 million decrease in retail deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on and off Park's balance sheet.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024	$ change from 12/31/24	% change from 12/31/24	$ change from 09/30/24	% change from 09/30/24
Public funds included in commercial deposits	$1,499,941	$1,278,325	$1,467,432	$221,616	17.3%	$32,509	2.2%
Bid Ohio CDs	19,900	76,497	90,998	$(56,597)	(74.0)%	$(71,098)	(78.1)%
Total public fund deposits	$1,519,841	$1,354,822	$1,558,430	$165,019	12.2%	$(38,589)	(2.5)%

Cost of public fund deposits	1.97%	2.36%	2.44%
Cost of total interest bearing deposits	1.74%	1.97%	2.00%

As of September 30, 2025, Park had approximately $1.5 billion of uninsured deposits, which was 18.1% of total deposits. Uninsured deposits of $1.5 billion included $398.0 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2025 and 2024

Net interest income increased by $9.9 million, or 9.8%, to $111.0 million for the third quarter of 2025, compared to $101.1 million for the third quarter of 2024. See the discussion under the table below.

	Three months ended September 30, 2025			Three months ended September 30, 2024
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,941,709	$126,929	6.34%	$7,680,657	$120,430	6.24%
Taxable investments	762,877	5,644	2.94%	1,052,977	10,228	3.86%
Tax-exempt investments (2)	224,810	1,924	3.39%	219,252	1,748	3.17%
Money market instruments	458,912	5,140	4.44%	147,708	1,996	5.38%
Interest earning assets	$9,388,308	$139,637	5.90%	$9,100,594	$134,402	5.88%

Interest bearing deposits	$5,931,591	$26,000	1.74%	$5,765,082	$29,835	2.06%
Short-term borrowings	81,494	305	1.48%	97,303	492	2.01%
Long-term debt	134,646	1,630	4.80%	189,460	2,367	4.97%
Interest bearing liabilities	$6,147,731	$27,935	1.80%	$6,051,845	$32,694	2.15%
Excess interest earning assets	$3,240,577			$3,048,749
Tax equivalent net interest income		$111,702			$101,708
Net interest spread			4.10%			3.73%
Net interest margin			4.72%			4.45%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $281,000 for the three months ended September 30, 2025 and $227,000 for the same period of 2024.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $404,000 for the three months ended September 30, 2025 and $367,000 for the same period of 2024.

Average interest earning assets for the third quarter of 2025 increased by $287.7 million, or 3.2%, to $9,388 million for the third quarter of 2025, compared to $9,101 million for the third quarter of 2024. The average yield on interest earning assets increased by 2 basis points to 5.90% for the third quarter of 2025, compared to 5.88% for the third quarter of 2024.

Average interest bearing liabilities for the third quarter of 2025 increased by $95.9 million, or 1.6%, to $6,148 million, compared to $6,052 million for the third quarter of 2024. The average cost of interest bearing liabilities decreased by 35 basis points to 1.80% for the third quarter of 2025, compared to 2.15% for the third quarter of 2024.

Yield on Loans: Average loan balances increased $261.1 million, or 3.4%, to $7,942 million for the third quarter of 2025, compared to $7,681 million for the third quarter of 2024. The average yield on the loan portfolio increased by 10 basis points to 6.34% for the third quarter of 2025, compared to 6.24% for the third quarter of 2024.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2025 and 2024.

	Three months ended September 30, 2025		Three months ended September 30, 2024
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$225,180	7.43%	$189,792	8.52%
Installment loans	1,883,610	7.02%	1,947,453	6.59%
Real estate loans	1,496,300	5.55%	1,403,590	5.18%
Commercial loans (1)	4,333,667	6.26%	4,131,749	6.33%
Other	2,952	10.42%	8,073	4.23%
Total loans before allowance	$7,941,709	6.34%	$7,680,657	6.24%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $281,000 for the three months ended September 30, 2025 and $227,000 for the same period of 2024.

Cost of Deposits: Average interest bearing deposit balances increased $166.5 million, or 2.9%, to $5,932 million for the third quarter of 2025, compared to $5,765 million for the third quarter of 2024. The average cost of funds on deposit balances decreased by 32 basis points to 1.74% for the third quarter of 2025, compared to 2.06% for the third quarter of 2024. The table below shows for the three months ended September 30, 2025 and 2024, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2025		Three months ended September 30, 2024
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,210,310	1.43%	$2,198,472	1.78%
Savings deposits and clubs	2,924,172	1.70%	2,750,688	1.87%
Time deposits	776,167	2.70%	701,588	3.17%
Brokered/bid CD deposits	20,942	4.28%	114,334	5.18%
Total interest bearing deposits	$5,931,591	1.74%	$5,765,082	2.06%

Comparison for the First Nine Months of 2025 and 2024

Net interest income increased by $29.8 million, or 10.1%, to $324.4 million for the first nine months of 2025, compared to $294.6 million for the first nine months of 2024. See the discussion under the table below.

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$7,899,466	$373,665	6.32%	$7,583,833	$347,438	6.12%
Taxable investments	833,423	19,467	3.12%	1,118,077	33,077	3.95%
Tax-exempt investments (2)	217,161	5,433	3.34%	220,809	5,282	3.20%
Money market instruments	334,171	11,050	4.42%	132,681	5,370	5.41%
Interest earning assets	$9,284,221	$409,615	5.90%	$9,055,400	$391,167	5.77%

Interest bearing deposits	$5,831,973	$76,082	1.74%	$5,678,898	$84,923	2.00%
Short-term borrowings	80,098	896	1.49%	131,018	2,767	2.82%
Long-term debt	171,201	6,285	4.91%	189,335	7,088	5.00%
Interest bearing liabilities	$6,083,272	$83,263	1.83%	$5,999,251	$94,778	2.11%
Excess interest earning assets	$3,200,949			$3,056,149
Tax equivalent net interest income		$326,352			$296,389
Net interest spread			4.07%			3.66%
Net interest margin			4.70%			4.37%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $826,000 for the nine months ended September 30, 2025 and $706,000 for the same period of 2024.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.1 million for the both the nine months ended September 30, 2025 and September 30, 2024, respectively.

Average interest earning assets for the first nine months of 2025 increased by $228.8 million, or 2.5%, to $9,284 million for the first nine months of 2025, compared to $9,055 million for the first nine months of 2024. The average yield on interest earning assets increased by 13 basis points to 5.90% for the first nine months of 2025, compared to 5.77% for the first nine months of 2024.

Loan interest income for the nine months ended September 30, 2025, included $2.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, for the nine months ended September 30, 2025, the average yield on total loans was 6.29%, the average yield on interest earning assets was 5.87% and the net interest margin was 4.67%.

Average interest bearing liabilities for the first nine months of 2025 increased by $84.0 million, or 1.4%, to $6,083 million, compared to $5,999 million for the first nine months of 2024. The average cost of interest bearing liabilities decreased by 28 basis points to 1.83% for the first nine months of 2025, compared to 2.11% for the first nine months of 2024.

Yield on Loans: Average loan balances increased $315.6 million, or 4.2%, to $7,899 million for the first nine months of 2025, compared to $7,584 million for the first nine months of 2024. The average yield on the loan portfolio increased by 20 basis points to 6.32% for the first nine months of 2025, compared to 6.12% for the first nine months of 2024.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$215,308	7.45%	$181,596	8.53%
Installment loans	1,895,584	6.90%	1,946,036	6.38%
Real estate loans	1,477,048	5.47%	1,374,653	5.01%
Commercial loans (1)	4,308,308	6.31%	4,076,275	6.26%
Other	3,218	9.68%	5,273	6.41%
Total loans before allowance	$7,899,466	6.32%	$7,583,833	6.12%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $826,000 for the nine months ended September 30, 2025 and $706,000 for the same period of 2024.

Commercial loan interest income for the nine months ended September 30, 2025, included $2.0 million in interest related to payments received on certain SEPH nonaccrual loan relationships. Excluding the impact of this interest, the average tax equivalent yield on commercial loans was 6.25% for the nine months ended September 30, 2025 and the average tax equivalent yield on total loans was 6.29% for the nine months ended September 30, 2025.

Cost of Deposits: Average interest bearing deposit balances increased $153.1 million, or 2.7%, to $5,832 million for the first nine months of 2025, compared to $5,679 million for the first nine months of 2024. The average cost of funds on deposit balances decreased by 26 basis points to 1.74% for the first nine months of 2025, compared to 2.00% for the first nine months of 2024. The table below shows for the nine months ended September 30, 2025 and 2024, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,160,270	1.42%	$2,176,184	1.74%
Savings deposits and clubs	2,854,183	1.64%	2,669,962	1.74%
Time deposits	763,516	2.86%	677,702	3.14%
Brokered/bid CD deposits	54,004	4.34%	155,050	5.19%
Total interest bearing deposits	$5,831,973	1.74%	$5,678,898	2.00%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2025 and for the years ended December 31, 2024, 2023 and 2022.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2022 - year	4.65%	2.66%	2.07%	4.14%
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - year	6.14%	3.74%	5.16%	5.78%
2025 - first nine months	6.32%	3.17%	4.42%	5.90%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $826,000 for the nine months ended September 30, 2025, and $964,000, $811,000 and $627,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.1 million for the nine months ended September 30, 2025, and $1.5 million, $2.9 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2025 and for the years ended December 31, 2024, 2023 and 2022.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2022 - year	0.39%	0.67%	4.69%	0.54%
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - year	1.97%	2.60%	4.98%	2.08%
2025 - first nine months	1.74%	1.49%	4.91%	1.83%

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

The table below provides additional information on the provision for credit losses for the three-month and nine-month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$89,785	$86,575	$87,966	$83,745
Charge-offs	3,926	6,554	11,490	12,891
Recoveries	1,869	1,901	7,643	5,775
Net charge-offs	2,057	4,653	3,847	7,116
Provision for credit losses	4,030	5,315	7,639	10,608
Ending balance	$91,758	$87,237	$91,758	$87,237

Net charge-offs as a % of average loans (annualized)	0.10%	0.24%	0.07%	0.13%

Net charge-offs were $2.1 million or 0.10% annualized, of total average loans, for the three months ended September 30, 2025, compared to $4.7 million, or 0.24% annualized, of total average loans, for the three months ended September 30, 2024. Net charge-offs were $3.8 million or 0.07% annualized, of total average loans, for the nine months ended September 30, 2025, compared to $7.1 million, or 0.13% annualized, of total average loans, for the nine months ended September 30, 2024.

Included in recoveries for the three months ended September 30, 2025 was $3,000 in recoveries from former Vision Bank loan relationships compared to $234,000 in recoveries for the three months ended September 30, 2024. Included in recoveries for the nine months ended September 30, 2025 was $1.8 million in recoveries from former Vision Bank loan relationships compared to $1.3 million in recoveries for the nine months ended September 30, 2024.

Included in net charge-offs for the three months and nine months ended September 30, 2024 was a $2.9 million charge-off related to one relationship that previously carried a specific reserve.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024, and September 30, 2024. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are also to be individually evaluated.

(Dollars in thousands)	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024
Total allowance for credit losses	$91,758	$89,785	$88,130	$87,966	$87,237
Allowance on accruing PCD loans	—	—	—	—	—
Reserves on individually evaluated loans - accruing	—	—	—	—	—
Reserves on individually evaluated loans - nonaccrual	2,580	774	1,044	1,299	2,489
General reserves on collectively evaluated loans	$89,178	$89,011	$87,086	$86,667	$84,748

Total loans	$7,992,753	$7,963,221	$7,883,735	$7,817,128	$7,730,984
Accruing PCD loans	1,993	2,004	2,139	2,174	2,191
Individually evaluated loans - accrual	—	14,019	13,935	15,290	—
Individually evaluated loans - nonaccrual	72,418	46,547	47,718	53,149	53,573
Collectively evaluated loans	$7,918,342	$7,900,651	$7,819,943	$7,746,515	$7,675,220

Allowance for credit losses as a % of period end loans	1.15%	1.13%	1.12%	1.13%	1.13%
General reserve as a % of collectively evaluated loans	1.13%	1.13%	1.11%	1.12%	1.10%

The total allowance for credit losses of $91.8 million at September 30, 2025 represented a $2.0 million, or 2.2%, increase compared to $89.8 million at June 30, 2025. The increase was due to a $1.8 million increase in individual reserves on nonaccrual loans and a $167,000 increase in general reserves.

The total allowance for credit losses of $91.8 million at September 30, 2025 represented a $3.8 million, or 4.3%, increase compared to $88.0 million at December 31, 2024. The increase was due to a $2.5 million increase in general reserves and a $1.3 million increase in individual reserves on nonaccrual loans.

The increase in general reserves at September 30, 2025 compared to December 31, 2024 included a $1.1 million additional qualitative reserve related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of September 30, 2025, the loans in these special purpose mortgage loan programs totaled $225.0 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs. Management will continue to evaluate this portfolio as additional information becomes available.

The composition of the ACL by class of loan at September 30, 2025 and at December 31, 2024 was as follows:

	September 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$2,426	$124	$—	$—	$—	$30	$2,580
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	10,933	20,391	7,119	25,034	25,475	226	89,178
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$13,359	$20,515	$7,119	$25,034	$25,475	$256	$91,758

Loan balance:
Individually evaluated for impairment - nonaccrual	$45,980	$24,783	$21	$1,394	$—	$240	$72,418
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Loans collectively evaluated for impairment	1,146,224	2,100,053	433,343	2,344,308	1,862,676	31,738	7,918,342
Accruing loans acquired with deteriorated credit quality	—	1,320	548	125	—	—	1,993
Total ending loan balance	$1,192,204	$2,126,156	$433,912	$2,345,827	$1,862,676	$31,978	$7,992,753

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	5.28%	0.50%	—%	—%	—%	12.50%	3.56%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.95%	0.97%	1.64%	1.07%	1.37%	0.71%	1.13%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.12%	0.96%	1.64%	1.07%	1.37%	0.80%	1.15%

	December 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$1,259	$—	$—	$40	$—	$—	$1,299
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	11,424	19,571	7,125	22,315	26,081	151	86,667
Accruing loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966

Loan balance:
Individually evaluated for impairment - nonaccrual	$24,194	$23,230	$8	$5,700	$—	$17	$53,149
Individually evaluated for impairment - accrual	15,290	—	—	—	—	—	15,290
Loans collectively evaluated for impairment	1,230,101	1,969,785	411,988	2,194,457	1,910,372	29,812	7,746,515
Accruing loans acquired with deteriorated credit quality	—	1,317	581	276	—	—	2,174
Total ending loan balance	$1,269,585	$1,994,332	$412,577	$2,200,433	$1,910,372	$29,829	$7,817,128

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	5.20%	—%	—%	0.70%	—%	—%	2.44%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.93%	0.99%	1.73%	1.02%	1.37%	0.51%	1.12%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.00%	0.98%	1.73%	1.02%	1.37%	0.51%	1.13%

Nonperforming Assets: Non-performing assets include: (1) loans whose interest is accounted for on a nonaccrual basis; (2) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (3) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024.

(In thousands)	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024
Nonaccrual loans	$89,593	$63,080	$61,929	$68,178	$67,991
Loans past due 90 days or more	978	2,427	1,219	1,754	3,550
Total nonperforming loans	$90,571	$65,507	$63,148	$69,932	$71,541

OREO	638	638	119	938	1,119
Total nonperforming assets	$91,209	$66,145	$63,267	$70,870	$72,660

Percentage of nonaccrual loans to total loans	1.12%	0.79%	0.79%	0.87%	0.88%
Percentage of nonperforming loans to total loans	1.13%	0.82%	0.80%	0.89%	0.93%
Percentage of nonperforming assets to total loans	1.14%	0.83%	0.80%	0.91%	0.94%
Percentage of nonperforming assets to total assets	0.92%	0.66%	0.64%	0.72%	0.73%
Nonperforming loans as of September 30, 2025 of $90.6 million represented a $25.1 million, or 38.3%, increase from $65.5 million at June 30, 2025. Nonperforming loans as of September 30, 2025 of $90.6 million represented a $20.7 million, or 29.5%, increase from $69.9 million at December 31, 2024. The increase for both the three months and nine month ended September 30, 2025 was primarily attributable to the downgrade of a $22.2 million loan to a non-bank consumer financial company.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at September 30, 2025, December 31, 2024 and September 30, 2024. Loans are classified as current if they are less than 30 days past due.

	September 30, 2025		December 31, 2024		September 30, 2024
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$69,688	0.87%	$44,135	0.56%	$45,315	0.59%
Nonaccrual loans - past due	19,905	0.25%	24,043	0.31%	22,676	0.29%
Total nonaccrual loans	$89,593	1.12%	$68,178	0.87%	$67,991	0.88%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Pass rated	$4,254,941	$4,094,178	$4,038,013
Special Mention	67,121	81,090	70,116
Substandard	1,938	3,484	2,901
Individually evaluated for impairment - accrual	—	15,290	—
Individually evaluated for impairment - nonaccrual	72,418	53,149	53,573
Accruing PCD	1,917	2,095	2,111
Total	$4,398,335	$4,249,286	$4,166,714
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $69.1 million of accruing commercial loans included on the watch list at September 30, 2025, compared to $99.9 million at December 31, 2024, and $73.0 million at September 30, 2024. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $27.8 million, or 0.35%, of total loans at September 30, 2025, compared to $28.4 million, or 0.36% of total loans at December 31, 2024, and $24.9 million or 0.32% of total loans at September 30, 2024.

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

Nonaccrual individually evaluated commercial loans were $72.4 million at September 30, 2025, an increase of $19.3 million, compared to $53.1 million at December 31, 2024 and an increase of $18.8 million, compared to $53.6 million at September 30, 2024. Accruing individually evaluated commercial loans were $15.3 million at December 31, 2024. There were no accruing individually evaluated commercial loans at September 30, 2025 and September 30, 2024, respectively.

At September 30, 2025, Park had taken partial charge-offs of $3.1 million related to the $72.4 million of nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $5.0 million related to the $53.1 million of nonaccrual individually evaluated commercial loans at December 31, 2024.

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At September 30, 2025 and at December 31, 2024, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at September 30, 2025 and at December 31, 2024 was $2.0 million and $2.2 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality at September 30, 2025 and at December 31, 2024 was $525,000 and $551,000, respectively.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The office sector continues to face challenges from adjustments companies have made as a result of the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of September 30, 2025, Park had $286.1 million of loans which were fully or partially secured by non-owner-occupied office space, $283.7 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio, and others, for signs of deterioration.

Additionally, in calculating the allowance, management considered the geopolitical environment and uncertainty regarding the fiscal policy of the current political administration, including tariffs. While it is too early to assess the impact of increased tariffs on individual borrowers, management continues to weigh a baseline ("most likely" scenario) forecast with a "moderate recession" scenario in calculating the general reserve. The "moderate recession" scenario considers the impact of tariffs being higher for longer than considered in the "most likely" scenario.

Other Income

Other income decreased by $5.9 million to $30.6 million for the quarter ended September 30, 2025, compared to $36.5 million for the third quarter of 2024 and decreased $3.0 million to $88.5 million for the first nine months of 2025 compared to $91.5 million for the first nine months of 2024.

The following table provides a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Income from fiduciary activities	$11,315	$10,615	$700	$33,931	$31,367	$2,564
Service charges on deposit accounts	2,578	2,362	216	7,499	6,682	817
Other service income	3,716	3,036	680	10,383	8,466	1,917
Debit card fee income	6,604	6,539	65	19,300	19,362	(62)
Bank owned life insurance income	1,559	2,057	(498)	4,833	6,251	(1,418)
ATM fees	371	471	(100)	1,073	1,425	(352)
Pension settlement gain	—	5,783	(5,783)	—	5,783	(5,783)
Gain (loss) on the sale of OREO, net	50	2	48	(152)	115	(267)
Loss on the sale of debt securities, net	—	—	—	—	(398)	398
(Loss) gain on equity securities, net	(549)	1,557	(2,106)	1,069	1,228	(159)
Other components of net periodic pension benefit income	2,344	2,204	140	7,032	6,612	420
Miscellaneous	2,586	1,904	682	3,538	4,631	(1,093)
Total other income	$30,574	$36,530	$(5,956)	$88,506	$91,524	$(3,018)

Income from fiduciary activities increased by $700,000, or 6.6%, to $11.3 million for the three months ended September 30, 2025, compared to $10.6 million for the same period of 2024 and increased $2.6 million, or 8.2%, to $33.9 million for the nine months ended September 30, 2025 compared to $31.4 million for the same period of 2024. The increase in income from fiduciary activities was largely due to an increase in the market value of assets under management. The average market value of assets under management for the three months ended September 30, 2025 was $9,303 million compared to $8,733 million for the same period in 2024. The average market value of assets under management for the nine months ended September 30, 2025 was $8,969 million compared to $8,493 million for the same period in 2024.

Service charges on deposit accounts increased by $216,000, or 9.1%, to $2.6 million for the three months ended September 30, 2025, compared to $2.4 million for the same period of 2024 and increased by $817,000, or 12.2%, to $7.5 million for the nine months ended September 30, 2025 compared to $6.7 million for the same period of 2024. The increase for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $317,000 increase in maintenance fees on deposit accounts, partially offset by a decline of $111,000 in NSF income. The increase for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to a $1.0 million increase in maintenance fees on deposit accounts, partially offset by a decline of $202,000 in NSF income.

Other service income increased by $680,000, or 22.4%, to $3.7 million for the three months ended September 30, 2025, compared to $3.0 million for the same period of 2024 and increased $1.9 million, or 22.6%, to $10.4 million for the nine months ended September 30, 2025 compared to $8.5 million for the same period for the same period of 2024. The primary reasons for the increase for the three months ended September 30, 2025 compared to the same period of 2024 was a $347,000 increase in income related to mortgage loans due to an increase in origination volume and an increase in other commercial loan fee income of $300,000. The primary reasons for the increase for the nine months ended September 30, 2025 compared to the same period of 2024 was a $1.3 million increase in income related to mortgage loans due to an increase in origination volume and an increase in other commercial loan fee income of $369,000.

Bank owned life insurance income decreased by $498,000, or 24.2%, to $1.6 million for the three months ended September 30, 2025, compared to $2.1 million for the same period of 2024. Bank owned life insurance income decreased by $1.4 million, or 22.7%, to $4.8 million for the nine months ended September 30, 2025, compared to $6.3 million for the same period of 2024. The decrease for the three-month and nine-month periods ended September 30, 2025 compared to the three-month and nine-month period ended September 30, 2024 was primarily due to a decrease in death benefits received.

During the three months and nine months ended September 30, 2024, Park recognized a $5.8 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. There was no pension settlement gain recognized during the three months or the nine months ended September 30, 2025.

During the nine-month period ended September 30, 2024, Park sold certain AFS debt securities with a book value of $31.2 million at a gross loss of $398,000. There were no sales of debt securities during the three-month period ended September 30, 2024 or the three-month and nine-month periods ended September 30, 2025.

(Loss) gain on equity securities, net, changed by $2.1 million, to a net loss of $549,000 for the three months ended September 30, 2025 compared to a net gain of $1.6 million for the same period in 2024. The $2.1 million change for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was related to a $2.4 million change in the (loss) gain on other equity securities which went from a net gain of $700,000 for the three months ended September 30, 2024 to a net loss of $1.7 million for the three months ended September 30, 2025, and a $278,000 change in the gain on equity securities held at NAV, which went from a $857,000 net gain for the three months ended September 30, 2024 to a $1.1 million net gain for the three months ended September 30, 2025.

(Loss) gain on equity securities, net, changed by $159,000, to a net gain of $1.1 million for the nine months ended September 30, 2025 compared to a net gain of $1.2 million for the same period in 2024. The $159,000 change for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was related to a $1.1 million change in the gain on other equity securities which went from a net gain of $1.2 million for the nine months ended September 30, 2024 to a net gain of $51,000 for the nine months ended September 30, 2025, and a $943,000 change in the gain on equity securities held at NAV, which went from a $75,000 net gain for the nine months ended September 30, 2024 to a $1.0 million net gain for the nine months ended September 30, 2025.

Miscellaneous income increased $682,000, or 35.8%, to $2.6 million for the three months ended September 30, 2025, compared to $1.9 million for the same period in 2024. The increase for the three-month period ended September 30, 2025 compared to the same period of 2024 was largely due to an increase in the net gain on the sale and disposal of assets, which increased from a net loss of $253,000 for the three months ended September 30, 2024 to a net gain of $790,000 for the same period in 2025, largely due to strategic initiatives. The increase was partially offset by an increase in the net loss on repossessed assets of $198,000 for the three-month period ended September 30, 2025 compared to the same period of 2024.

Miscellaneous income decreased $1.1 million, or 23.6%, to $3.5 million for the nine months ended September 30, 2025, compared to $4.6 million for the same period in 2024. The decrease was largely due to an increase in the net loss on the sale and disposal of assets which went from a net gain of $378,000 for the nine months ended September 30, 2024 to a net loss of $59,000 for the nine months ended September 30, 2025, largely related to strategic initiatives, along with the net loss on repossessed assets increasing $349,000 for the nine-month period ended September 30, 2025 compared to the same period of 2024.

Other Expense

Other expense decreased by $6.2 million, or 7.3%, to $79.5 million for the three months ended September 30, 2025 compared to $85.7 million for the same period of 2024 and decreased $1.5 million, or 0.6%, to $236.6 million for the nine months ended September 30, 2025 compared to $238.1 million for the same period of 2024.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Salaries	$38,644	$38,370	$274	$113,420	$110,057	$3,363
Employee benefits	9,892	10,162	(270)	29,516	31,595	(2,079)
Occupancy expense	3,242	3,731	(489)	10,030	9,887	143
Furniture and equipment expense	2,219	2,571	(352)	6,754	7,608	(854)
Data processing fees	11,531	11,764	(233)	33,081	30,114	2,967
Professional fees and services	7,475	7,842	(367)	22,177	20,681	1,496
Marketing	1,507	1,464	43	4,330	4,369	(39)
Insurance	1,468	1,640	(172)	4,821	5,135	(314)
Communication	1,239	955	284	3,382	2,993	389
State tax expense	1,182	1,116	66	3,718	3,355	363
Amortization of intangible assets	248	287	(39)	795	927	(132)
Foundation contributions	—	2,000	(2,000)	—	2,000	(2,000)
Miscellaneous	816	3,779	(2,963)	4,580	9,377	(4,797)
Total other expense	$79,463	$85,681	$(6,218)	$236,604	$238,098	$(1,494)

Salaries increased by $3.3 million, or 3.1%, to $113.4 million for the nine months ended September 30, 2025, compared to $110.1 million for the same period in 2024. The increase was primarily due to an increase of $2.0 million in base salaries expense, an increase of $640,000 in share-based compensation expense, and an increase of $534,000 in incentive compensation expense.

Employee benefits decreased $2.1 million, or 6.6%, to $29.5 million for the nine months ended September 30, 2025, compared to $31.6 million for the same period in 2024. The decrease was due to a decrease in group insurance costs of $1.9 million, a decrease in SERP expense of $618,000, and a decrease in pension plan expense of $355,000, partially offset by an increase in other employee benefits of $346,000, an increase in company match KSOP contributions of $251,000, and an increase in employer payroll tax expense of $219,000.

Occupancy expense decreased $489,000, or 13.1%, to $3.2 million for the three months ended September 30, 2025, compared to $3.7 million for the same period in 2024. The decrease was primarily due to a decrease in maintenance and repairs expense of $289,000 and a decrease in expense for the rental of leased space of $259,000, partially offset by an increase in depreciation expense of $140,000.

Furniture and equipment expense decreased $352,000, or 13.7%, to $2.2 million for the three months ended September 30, 2025 compared to $2.6 million for the same period in 2024 and decreased $854,000, or 11.2%, to $6.8 million for the nine months ended September 30, 2025 compared to $7.6 million for the same period in 2024. The decrease for both the three-month and nine-month periods ended September 30, 2025 compared to the three-month and nine-month periods ended September 30, 2024 was due to a decrease in depreciation expense.

Data processing expense increased $3.0 million, or 9.9%, to $33.1 million for the nine months ended September 30, 2025 compared to $30.1 million for the same period in 2024. The increase for the nine-month period ended September 30, 2025 compared to the same period in 2024 related to an increase of $4.0 million in software expense, partially offset by a decline in debit card and ATM processing costs of $1.0 million.

Professional fees and services expense decreased $367,000 or 4.7%, to $7.5 million for the three months ended September 30, 2025 compared to $7.8 million for the same period in 2024. The decrease for the three-month period ended September 30, 2025 compared to the same period in 2024 primarily related to a $729,000 decrease in legal fees, a $295,000 decrease in audit and tax service expense, and a $222,000 decrease in other fees, partially offset by a $698,000 increase in consulting expense, and a $213,000 increase in temporary wage expense.

Professional fees and services expense increased $1.5 million, or 7.2%, to $22.2 million for the nine months ended September 30, 2025 compared to $20.7 million for the same period in 2024. The increase for the nine-month period ended September 30, 2025 compared to the same period in 2024 primarily related to a $1.6 million increase in consulting expense, an increase of $285,000 in trust systems provider expense, and a $230,000 increase in temporary wage expense, partially offset by a decrease in other fees of $387,000, a decrease of $276,000 in recruiting expense, and a decrease of $234,000 in loan appraisal and inspection costs.

During the three months and the nine months ended September 30, 2024, a $2.0 million contribution was made to Park's charitable foundation. There was no contribution made by Park to its charitable foundation during the three months and the nine months ended September 30, 2025.

The subcategory "miscellaneous" other expense includes expenses for supplies, travel and other miscellaneous expense. The subcategory miscellaneous other expense decreased $3.0 million, or 78.4%, to $816,000 for the three-month period ended September 30, 2025, compared to $3.8 million for the same period in 2024. This $3.0 million decrease in expense was primarily related to a decrease of $1.5 million in the provision for unfunded credit losses, a $937,000 decrease in other expense, and a $814,000 decrease in non-loan related losses.

The subcategory miscellaneous other expense decreased $4.8 million, or 51.2%, to $4.6 million for the nine-month period ended September 30, 2025, compared to $9.4 million for the same period in 2024. This $4.8 million decrease in expense was primarily related to a decrease of $2.4 million in the provision for unfunded credit losses, a decrease of $1.4 million in other expenses, and a $1.3 million decrease in non-loan related losses.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands except per common share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Affected Line Item
Net interest income	$111,017	$101,114	$324,385	$294,574
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	164	281	507	904	Interest and fees on loans
less interest income on former Vision Bank relationships	5	9	2,030	16	Interest and fees on loans
Net interest income - adjusted	$110,848	$100,824	$321,848	$293,654

Provision for credit losses	$4,030	$5,315	$7,639	$10,608
less recoveries on former Vision Bank relationships	(3)	(234)	(1,817)	(1,304)	Provision for credit losses
Provision for credit losses - adjusted	$4,033	$5,549	$9,456	$11,912

Total other income	$30,574	$36,530	$88,506	$91,524
less loss on sale of debt securities, net	—	—	—	(398)	Loss on the sale of debt securities, net
less pension settlement gain	—	5,783	—	5,783	Pension settlement gain
less impact of strategic initiatives	778	—	(118)	658	Miscellaneous
less Vision related (loss) gain on the sale of OREO, net	—	1	(229)	115	Gain (loss) on the sale of OREO, net
less other service income related to former Vision Bank relationships	325	—	328	13	Other service income
Total other income - adjusted	$29,471	$30,746	$88,525	$85,353

Total other expense	$79,463	$85,681	$236,604	$238,098
less building demolition costs	—	349	—	414	Occupancy expense
less Foundation contribution	—	2,000	—	2,000	Foundation contributions
less direct expenses related to collection of payments on former Vision Bank loan relationships	—	—	515	—	Professional fees and services
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	248	287	795	927	Amortization of intangible assets
Total other expense - adjusted	$79,215	$83,045	$235,294	$234,757

Tax effect of adjustments to net income identified above (7)	$(216)	$(771)	$(635)	$(1,061)

Net income - reported	$47,158	$38,217	$137,434	$112,790
Net income - adjusted (6)	$46,347	$35,316	$135,044	$108,797

Diluted EPS	$2.92	$2.35	$8.48	$6.95
Diluted EPS- adjusted (6)	$2.87	$2.17	$8.33	$6.70

Annualized return on average assets (1)(2)	1.83%	1.53%	1.82%	1.53%
Annualized return on average assets- adjusted (1)(2)(6)	1.80%	1.42%	1.78%	1.47%

Annualized return on average tangible assets (1)(2)(4)	1.86%	1.56%	1.85%	1.55%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.83%	1.44%	1.81%	1.50%

Annualized return on average shareholders' equity (1)(2)	14.19%	12.56%	14.21%	12.77%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	13.95%	11.61%	13.96%	12.31%

Annualized return on average tangible equity (1)(2)(3)	16.19%	14.52%	16.26%	14.82%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	15.91%	13.42%	15.97%	14.30%

Efficiency ratio (5)	55.85%	61.98%	57.03%	61.38%
Efficiency ratio- adjusted (5)(6)	56.18%	62.83%	57.06%	61.64%

Annualized net interest margin (5)	4.72%	4.45%	4.70%	4.37%
Annualized net interest margin- adjusted (5)(6)	4.71%	4.43%	4.66%	4.36%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months and the nine months ended September 30, 2025 and September 30. 2024, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
AVERAGE SHAREHOLDERS' EQUITY	$1,318,277	$1,210,565	$1,293,035	$1,180,143
Less: Average goodwill and other intangible assets	162,400	163,509	162,666	163,820
AVERAGE TANGIBLE EQUITY	$1,155,877	$1,047,056	$1,130,369	$1,016,323

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
AVERAGE ASSETS	$10,236,065	$9,920,633	$10,120,742	$9,865,315
Less: Average goodwill and other intangible assets	162,400	163,509	162,666	163,820
AVERAGE TANGIBLE ASSETS	$10,073,665	$9,757,124	$9,958,076	$9,701,495

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income	$138,952	$133,808	$407,648	$389,352
FTE adjustment	685	594	1,967	1,815
FTE interest income	$139,637	$134,402	$409,615	$391,167
Interest expense	27,935	32,694	83,263	94,778
FTE net interest income	$111,702	$101,708	$326,352	$296,389

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

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$47,158	$38,217	$137,434	$112,790
Plus: Income taxes	10,940	8,431	31,214	24,602
Plus: Provision for credit losses	4,030	5,315	7,639	10,608
Pre-tax, pre-provision net income	$62,128	$51,963	$176,287	$148,000

Income Tax

Income tax expense was $10.9 million for the third quarter of 2025 and consisted of federal income tax expense of $10.5 million and state income tax expense of $436,000. This compares to income tax expense of $8.4 million for the third quarter of 2024, which consisted of federal income tax expense of $8.2 million and state income tax expense of $273,000. The effective income tax rate for the third quarter of 2025 was 18.8%, compared to 18.1% for the same period in 2024. Income tax expense was $31.2 million for the first nine months of 2025 and consisted of federal income tax expense of $30.0 million and state income tax expense of $1.2 million. This compares to income tax expense of $24.6 million for the first nine months of 2024, which consisted of federal income tax expense of $23.7 million and state income tax expense of $868,000. The effective income tax rate for the first nine months of 2025 was 18.5%, compared to 17.9% for the same period in 2024.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2025 year will be approximately $6.8 million.

Comparison of Financial Condition
At September 30, 2025 and at December 31, 2024

Changes in Financial Condition

Total assets increased by $56.7 million during the first nine months of 2025 to $9,862 million at September 30, 2025, compared to $9,805 million at December 31, 2024. This increase was primarily due to the following:

•Cash and cash equivalents increased by $58.3 million, or 36.3%, to $218.9 million at September 30, 2025, compared to $160.6 million at December 31, 2024. Money market instruments increased by $59.1 million and cash and due from banks decreased by $0.8 million.
•Loans increased by $175.6 million, or 2.2%, to $7,993 million at September 30, 2025, compared to $7,817 million at December 31, 2024.
•Total investment securities decreased by $173.9 million, or 15.8%, to $927 million at September 30, 2025, compared to $1,101 million at December 31, 2024.

Total liabilities decreased by $31.3 million, or 0.4%, during the first nine months of 2025 to $8,530 million at September 30, 2025, compared to $8,562 million at December 31, 2024. This change was primarily due to the following:

•Total deposits increased by $186.4 million, or 2.3%, to $8,330 million at September 30, 2025, compared to $8,144 million at December 31, 2024.
•Short-term borrowings decreased by $12.3 million, or 13.6%, to $78.1 million at September 30, 2025, compared to $90.4 million at December 31, 2024.
•Subordinated notes decreased $189.7 million to zero at September 30, 2025 due to the repayment in full of subordinated notes on September 1, 2025 and September 30, 2025.
•Other liabilities decreased by $10.6 million, or 13.6%, to $67.4 million at September 30, 2025, compared to $78.0 million at December 31, 2024.

Total shareholders’ equity increased by $88.0 million, or 7.1%, to $1,332 million at September 30, 2025, from $1,244 million at December 31, 2024. This change was primarily due to the following:

•Retained earnings increased by $85.0 million during the period primarily as a result of net income of $137.4 million, partially offset by cash dividends on common shares of $52.4 million.
•Accumulated other comprehensive loss, net of taxes decreased by $20.5 million during the period primarily as a result of a $20.5 million unrealized net holding gain on debt securities available-for-sale, net of income tax effect.
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

Liquidity

Cash provided by operating activities was $140.1 million and $129.6 million for the nine months ended September 30, 2025 and 2024, respectively. Net income was the primary source of cash from operating activities for each of the nine-months periods ended September 30, 2025 and 2024.

Cash provided by investing activities was $9.8 million and cash used in investing activities was $52.2 million for the nine months ended September 30, 2025 and 2024, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $200.4 million for the nine months ended September 30, 2025 and $221.7 million for the nine months ended September 30, 2024. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $175.0 million and $254.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash used in financing activities was $91.6 million for the nine months ended September 30, 2025 and was $94.0 million for the nine months ended September 30, 2024. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $186.4 million and $172.1 million of cash for the nine months ended September 30, 2025 and 2024, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the nine months ended September 30, 2025, net short-term borrowings and subordinated notes decreased and used $202.3 million in cash. For the nine months ended September 30, 2024, net short-term borrowings decreased and used $210.7 million in cash. For the nine months ended September 30, 2025, cash declined by $20.1 million due to the repurchase of common shares to be held as treasury shares; while there were no repurchases of common shares during the nine months ended September 30, 2024. Finally, cash declined by $52.6 million and $52.3 million for the nine months ended September 30, 2025 and 2024, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $1.98 billion at September 30, 2025. The Corporation’s loan to asset ratio was 81.04% at September 30, 2025, compared to 79.72% at December 31, 2024 and 78.07% at September 30, 2024. Cash and cash equivalents were $218.9 million at September 30, 2025, compared to $160.6 million at December 31, 2024 and $201.7 million at September 30, 2024. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs in the short-term (next 12 months) and the long-term (beyond the next 12 months).

Capital Resources

Total shareholders’ equity at September 30, 2025 was $1,332 million, or 13.5% of total assets, compared to $1,244 million, or 12.7% of total assets, at December 31, 2024 and $1,239 million, or 12.5% of total assets, at September 30, 2024.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2025. The following table indicates the capital ratios for PNB and Park at September 30, 2025 and December 31, 2024.

	At September 30, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.23%	12.06%	12.06%	13.48%
Park	11.82%	13.91%	13.91%	15.03%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.80%	11.44%	11.44%	12.85%
Park	11.51%	13.46%	13.28%	16.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 67 of Park’s 2024 Form 10-K (Table 32) for disclosure concerning contractual obligations and commitments at December 31, 2024. There were no significant changes in contractual obligations and commitments during the first nine months of 2025 except for the repayment in full of Park's subordinated notes which eliminated this future obligation.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Loan commitments	$1,570,575	$1,525,435
Standby letters of credit	$61,299	$33,545

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

On page 66 (Table 31) of Park’s 2024 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $301.6 million or 3.4% of total interest earning assets at December 31, 2024. At September 30, 2025, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $313.1 million or 3.47% of total interest earning assets.

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

On page 67 of Park’s 2024 Form 10-K, management reported that at December 31, 2024, the earnings simulation model projected that net income would increase by 1.3% using a rising interest rate scenario and decrease by 1.3% using a declining interest rate scenario over the next year. At September 30, 2025, the earnings simulation model projected that net income would increase by 1.1% using a rising interest rate scenario and would decrease by 1.7% in a declining interest rate scenario. At September 30, 2025, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of September 30, 2025 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 1A.     Risk Factors

The following information updates our risk factors and should be read in conjunction with the risk factors disclosed in “ITEM 1A. RISK FACTORS” of Part I of Park’s 2024 Form 10-K.

Risks Related to the Merger

Following the Merger, we may be unable to integrate the business of Park and First Citizens successfully or realize the anticipated benefits of the Merger.

The Merger involves the combination of two companies that currently operate as independent companies. The combination of two independent businesses is complex, costly and time-consuming, and we will be required to devote significant management attention and resources to integrating the business practices and operations of First Citizens into ours. Potential difficulties that we may encounter as part of the integration process include the following:

•the inability to successfully combine our business and First Citizens’ business in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Merger;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on depositors, borrowers, employees and other constituencies;
•the inability to retain the service of key management and other key personnel;
•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.

In addition, we and First Citizens have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in diversion of the attention of each company’s management and the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect each company’s ability to maintain relationships with depositors, borrowers, employees and other constituencies or achieve the anticipated benefits of the Merger or could reduce each company’s earnings or otherwise adversely affect our business, results of operations and financial condition following the Merger.

We have incurred, and will incur, significant transaction-related costs in connection with the Merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus, and filing and other fees to be paid to the SEC and other regulatory agencies in connection with the Merger. These fees and costs will be significant. If the Merger is not completed, we may have to recognize these expenses without realizing the expected benefits of the Merger.

In addition, we also expect to incur a number of non-recurring transaction-related costs associated with combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the integration of our business with the business of First Citizens. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

We may not consummate the Merger on the terms currently contemplated or at all.

We may not consummate the Merger, which is subject to the satisfaction of customary closing conditions. These conditions include, but are not limited to, (i) approval of the Merger by First Citizens’ shareholders, (ii) authorization of listing on the NYSE American stock exchange of the Park common shares to be issued in connection with the Merger, (iii) the effectiveness of a Registration Statement on Form S-4 with respect to the common shares to be issued in connection with the Merger, (iv) the receipt of specified governmental consents and approvals, including from the Federal Reserve Board and the Office of the Comptroller of the Currency, and termination or expiration of all applicable waiting periods in respect thereof, in each case without the imposition of a materially burdensome regulatory condition, and (v) the absence of any order, injunction, decree or other legal restraint preventing or making illegal the consummation of the Merger. Neither we nor First Citizens can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to October 27, 2026, it is possible that the Merger may be terminated. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than we currently expect. There can be no assurance that such conditions will be satisfied or that the Merger will be consummated on the terms currently contemplated or at all.

Failure to complete the Merger could negatively impact the price of our common shares and have a material adverse effect on our results of operations, cash flows and financial position.

If the Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, we may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on the price of our common shares;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting and financial advisor fees;
•matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, liquidity, financial condition and the price of our common shares.

Securities class action and derivative lawsuits may be brought against us in connection with the Merger, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

The synergies attributable to the Merger may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect our business, financial condition and results of operations. The success of the Merger will depend, in significant part, on our ability to successfully integrate the acquired business, grow our revenue and realize the anticipated strategic benefits and synergies from the combination. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Merger. This growth and the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, our business, financial condition and results of operations may be adversely affected.

The market price for our common shares may decline in the future as a result of the Merger.

The market price of our common shares may decline in the future as a result of the Merger for a number of reasons, including due to:

•an unsuccessful integration of First Citizens (including for the reasons set forth in the preceding risk factors); or

•the failure of the combined company to achieve the perceived benefits of the Merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

These factors are, to some extent, beyond our control. As a consequence, our shareholders could lose the value of their investment in our common shares.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2025, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2025	—	$—	—	876,088
August 1 through August 31, 2025	—	$—	—	876,088
September 1 through September 30, 2025	—	—	—	876,088
Total	—	$—	—	876,088

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

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended September 30, 2025, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the nine months ended September 30, 2025 and 2024 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and the nine months ended September 30, 2025 and 2024 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months and the nine months ended September 30, 2025 and 2024 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

November 3, 2025	/s/ David L. Trautman
David L. Trautman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

November 3, 2025	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)