Form 10-K
period 2025-12-31
PARK NATIONAL CORP /OH/
filed 2026-02-23
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)    FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
☐Yes ☒No

As of June 30, 2025, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $2,626,149,253 based on the closing sale price as reported on NYSE American. For this purpose, executive officers and directors of the Registrant are considered affiliates.
As of February 20, 2026, the Registrant had 18,066,393 outstanding Common Shares, no par value per share.
DOCUMENT INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2026	Part III (Items 10, 11, 12, 13, and 14)

Glossary of Abbreviations and Acronyms

Park has identified the following list of abbreviations and acronyms that are used in this Annual Report on Form 10-K:

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan
2017 Non-Employee Directors LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LDA	Loss driver analysis
ACH	Automated clearing house	LGD	Loss given default
ACL	Allowance for credit losses	LIBOR	London Inter-bank Offered Rate
AFS	Available-for-sale	LTIP	Long-Term Incentive Plan
ASC	Accounting standards codification	MSRs	Mortgage servicing rights
ASU	Accounting standards update	NAV	Net asset value
ATM	Automated teller machine	NewDominion	NewDominion Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NSF	Non-sufficient funds
Carolina Alliance	CAB Financial Corporation and its subsidiaries	OREO	Other real estate owned
CECL	Current expected credit loss	Park	Park National Corporation and its subsidiaries unless context otherwise requires
CME	Chicago Mercantile Exchange	Park National Bank	The Park National Bank
Company	Park National Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
Corporation	Park National Corporation and its subsidiaries	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
CRE	Commercial real estate	PNB	The Park National Bank
DCF	Discounted cash flow	PPP	CARES Act Paycheck Protection Program
DDA	Demand deposit account	PBO	Projected benefit obligation
DOJ	U.S. Department of Justice	PTPP	Pre-tax, pre-provision
FASB	Financial Accounting Standards Board	Registrant	Park National Corporation
FDIC	Federal Deposit Insurance Corporation	ROU	Right-of-use
Federal Reserve Board	Board of Governors of Federal Reserve System	SARs	Stock appreciation rights
FFIEC	Federal Financial Institutions Examination Council	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SEPH	SE Property Holdings, LLC
First Citizens	First Citizens Bancshares, Inc.	SERP	Supplemental Executive Retirement Plan
FRB	Federal Reserve Bank	SOFR	Secured overnight financing rate
FTE	Fully taxable equivalent	TBRSUs	Time-based restricted stock units
GDP	Gross domestic product	TDRs	Troubled debt restructurings
HELOC	Home equity line of credit	U.S.	United States
HPI	Home price index	U.S. GAAP	United States generally accepted accounting principles
HTM	Held-to-maturity	United States	United States of America
IRLC	Interest rate lock commitment	Vision	Vision Bancshares, Inc.
		VOV	Verification of value

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

Risks and uncertainties that could cause actual results to differ include, without limitation: (1) the ability to execute our business plan successfully and manage strategic initiatives; (2) the impact of current and future economic and financial market conditions, including unemployment rates, inflation, interest rates, supply-demand imbalances, and geopolitical matters; (3) factors impacting the performance of our loan portfolio, including real estate values, financial health of borrowers, and loan concentrations; (4) the effects of monetary and fiscal policies, including interest rates, money supply, and inflation; (5) changes in federal, state, or local tax laws; (6) the impact of changes in governmental policy and regulatory requirements on our operations; (7) changes in consumer spending, borrowing, and saving habits; (8) changes in the performance and creditworthiness of customers, suppliers, and counterparties; (9) increased credit risk and higher credit losses due to loan concentrations; (10) volatility in mortgage banking income due to interest rates and demand; (11) adequacy of our internal controls and risk management programs; (12) competitive pressures among financial services organizations; (13) uncertainty regarding changes in banking regulations and other regulatory requirements; (14) our ability to meet heightened supervisory requirements and expectations; (15) the impact of changes in accounting policies and practices on our financial condition; (16) the reliability and accuracy of assumptions and estimates used in applying critical accounting estimates; (17) the potential for higher future credit losses due to changes in economic assumptions; (18) the ability to anticipate and respond to technological changes and our reliance on third-party vendors; (19) operational issues related to and capital spending necessitated by the implementation of information technology systems on which we are highly dependent; (20) the ability to secure confidential information and deliver products and services through computer systems and telecommunications networks; (21) the impact of security breaches or failures in operational systems; (22) the impact of geopolitical instability and trade policies on our operations including the imposition of tariffs and retaliatory tariffs; (23) the impact of changes in credit ratings of government debt and financial stability of sovereign governments; (24) the effect of stock market price fluctuations on our asset and wealth management businesses; (25) litigation and regulatory compliance exposure; (26) availability of earnings and excess capital for dividend declarations; (27) the impact of fraud, scams, and schemes on our business; (28) the impact of natural disasters, pandemics, and other emergencies on our operations; (29) potential deterioration of the economy due to financial, political, or other shocks; (30) impact of healthcare laws and potential changes on our costs and operations; (31) the ability to grow deposits and maintain adequate deposit levels, including by mitigating the effect of unexpected deposit outflows on our financial condition; (32) the ability to integrate the operations of First Citizens Bancshares, Inc. into those of Park and the effects of the merger on Park’s future financial condition, results of operations, strategy and plans; and (33) other risk factors related to the banking industry.

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

As of December 31, 2025, Park operated 87 financial service offices in Ohio, northern Kentucky, and the Carolinas. As of December 31, 2025, Park had 1,731 active associates, comprising 1,589 full-time and 142 part-time, which equates to 1,694 full-time equivalent associates. Of these, 68% are female and 32% are male, with an average tenure of 9.7 years. The branch delivery channels employ 32.7% of those associates.

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

Career Pathways and Professional Development

At Park, we believe that growth and thriving go hand in hand. Our culture emphasizes compassion over competition, creating an environment where associates feel supported and empowered to own their career journey. Through meaningful development opportunities, we strengthen performance, engagement, and competitiveness - helping both our associates and Park flourish.

Our Learning and Development team plays a critical role in advancing Park’s strategy. By streamlining training, enhancing onboarding, and delivering learning solutions that foster belonging and connection, we ensure every associate has the tools to succeed. These efforts reflect our commitment to grow with our associates, reinforcing Park’s mission to promote long-term prosperity for all stakeholders.

In 2025, Park introduced Leadership Pathways, a targeted learning program aligned with specific capabilities and competencies designed to strengthen our culture, deepen connections, and equip leaders with the skills to inspire growth. This year, Learning & Development is building on that momentum with the launch of a Manager Onboarding program - a tailored experience that helps new managers quickly acclimate to their role, lead with confidence, and guide teams to succeed.

These initiatives reflect Park’s unwavering commitment to grow with our associates by providing resources and experiences that enable personal and professional success. When our leaders thrive, our teams flourish and together, we advance Park’s mission of long-term prosperity and continued success.

Compensation & Benefits

Park's benefits package is designed to support what matters most to associates, including by investment in family, life/work balance, health and wellbeing, and financial security. Park’s compensation program includes market-aligned salary grades, an annual incentive compensation program for eligible associates, a long-term incentive plan ("LTIP") for select associates, and premium pay for associates working extended hours. Available benefits also include an employee stock ownership plan ("KSOP") with a company matching contribution, defined benefit pension plan, health and life insurance, dependent care assistance, health flexible spending plan, long-term disability plan, paid time off, tuition reimbursement for qualified schooling, and an employee assistance program.

Employee Culture & Retention

Park associates are driven by empathy, compassion, and a genuine desire to serve customers, communities, and colleagues. They value an environment for personal and professional growth, which is why many choose long-term careers with Park. In 2025, Park's voluntary turnover was 15.2%. By the end of the year, 89% of Park associates were shareholders through the organization’s KSOP, which includes a discretionary 50% match for each associate’s regular contribution. Park fosters a listening culture by regularly conducting employee engagement surveys to understand associate perspectives and address concerns. In 2025, 83.0% of our associates participated in the engagement survey. Park’s commitment to associate retention is evident in the organization’s tenure statistics: 36.2% of our associates had been with our organization 10 years or more.

Banking Operations
Park’s banking operations are conducted through Park National Bank, a national banking association. Park National Bank engages in the commercial banking, consumer banking, and wealth management, including trust and investment services. Geographically, Park is focused on small and medium population areas in Ohio, North Carolina, South Carolina, and the metropolitan areas of Columbus, Cincinnati, Charlotte, Louisville, and Raleigh. As of December 31, 2025, Park National Bank operated 87 financial service offices, including 82 branches, in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank delivers financial products and services through its 87 financial service offices and a network of 107 automated teller machines, as well as telephone and internet-based banking by computer or mobile device, including with ParkDirect, a Park National Bank-tailored mobile banking application for Park customers.

There is one reportable operating segment for the Corporation.
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

Other Subsidiaries
Park Investments, Inc. ("PII"), a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2025, PII held municipal securities with an amortized cost of $220.3 million.

NSCB 2, LLC; X Holdings, LLC; X Holdings Nevada, LLC; and Meadowbrook Holdings, LLC are subsidiaries of Park National Bank that hold certain OREO properties or other nonperforming assets. The operations of these subsidiaries are not significant to the consolidated Park entity.

87A Orange Beach, LLC; Swindall Holdings, LLC; Swindall Partnership Holdings, LLC; Farm Holdings, LLC; Marina Holding WE, LLC; Alabama Apartment Holdings, LLC; and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated Park entity.

Recent Developments
On February 1, 2026, First Citizens Bancshares, Inc., a Tennessee corporation (“First Citizens”) merged into Park, with Park continuing as the surviving corporation. Immediately following the merger, First Citizens National Bank, a national banking association and a wholly-owned subsidiary of First Citizens, was merged into PNB, with PNB as the surviving bank.

As of January 31, 2026, First Citizens had $2.6 billion in total assets, $1.6 billion in total loans and leases, and $2.2 billion in total deposits. The acquisition was valued at $324.1 million and resulted in Park issuing 1,988,131 Park common shares as consideration for the First Citizens common stock acquired from First Citizens shareholders.

Park’s consolidated assets surpassed $10.0 billion following the First Citizens acquisition. Park expects that the total consolidated assets of Park will continue to exceed $10.0 billion at December 31, 2026, which would bring new Dodd-Frank Act regulatory obligations, including direct supervision and examination by the CFPB for compliance with federal consumer financial laws and caps on debit interchange fees. Park anticipated these changes and has been preparing its systems and processes to ensure a smooth transition.

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

Lending Activities
As of December 31, 2025, Park National Bank deals with consumers and businesses primarily in the 24 Ohio counties, one Kentucky county, five North Carolina counties and four South Carolina counties where Park National Bank has office locations. SEPH, through the Vision Bank-SEPH Merger, manages loans formerly serviced by Vision Bank, with minimal new originations expected. Such origination (or modification) volume has been and is expected to continue to be insignificant to the consolidated Park entity.

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

Commercial Loans
At December 31, 2025, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $3,453 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 42.9% of their total aggregate loan portfolio as of that date. Of this amount, approximately $1,212 million represented commercial, financial and agricultural loans, $2,209 million represented commercial real estate loans, and $32 million represented commercial leases.
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
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the counties where Park National Bank operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing; construction; finance and insurance; accommodation and food services; other services (except public administration); health care and social assistance; manufacturing; retail trade; professional, scientific, and technical services; and agriculture forestry, fishing and hunting.
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
The regulatory limit for loans made to one borrower by Park National Bank was $172.3 million at December 31, 2025. Participations in a loan by Park National Bank in an amount larger than $53.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $172.3 million, the total exposure of the largest single borrower within the commercial portfolio was $75.0 million at December 31, 2025.
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
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans typically involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans also generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates, but the national prime rate and short-term FHLB of Cincinnati advance rates are the most common indices used. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 300 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from the borrower's customers. In the case of Park's commercial loans to non-bank consumer finance companies, the underlying cash flows are supported at times by sub-prime individual borrowers and present a higher level of risk compared to a more typical commercial loan to a business. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for credit losses related to the commercial, financial and agricultural loan portfolio, the commercial real estate portfolio and the commercial lease portfolio is provided in "Table 25 - Summary of Loan Credit Loss Experience" and "Table 27 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" found in Annual Report on Form 10-K.
Loans to Non-Bank Consumer Finance Companies
At December 31, 2025, Park National Bank had $274 million in loans outstanding to non-bank consumer finance companies. This is a national lending unit of Park National Bank. These asset-based loans are collateralized by cash flows from individuals, typically auto loans issued by a consumer finance company that is, in turn, a borrower from Park National Bank. These loans typically present a higher level of risk due to the underlying collateral and such risks are mitigated by more conservative underwriting and an intensive loan monitoring regimen commensurate with asset-based lending.
Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon such experience and certain industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2025, Scope Aircraft Finance had $339 million in loans outstanding, primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2025, Park's subsidiaries had outstanding consumer loans (including automobile loans) in an aggregate amount of $1,823 million, constituting approximately 22.6% of their aggregate total loan portfolio. Park makes installment credit available to customers and prospective customers in their primary market areas through direct and indirect loans. Indirect loans are facilitated through automobile and other vehicle dealers; whereas, direct loans are originated through direct customer interaction within Park's regions. For both direct and indirect loans, the final credit decisions are made by Park with the assistance of an automated underwriting platform (system). At December 31, 2025, of the $1,823 million in consumer loans, $1,637 million were originated through indirect lending, while the remaining $186 million were considered direct loans.
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
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the consumer loan portfolio is provided in "Table 25 - Summary of Loan Credit Loss Experience" and "Table 27 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
Residential Real Estate and Construction Loans
At December 31, 2025, Park's subsidiaries had outstanding approximately $2,775 million in construction real estate loans and residential real estate loans, representing approximately 34.5% of total loans outstanding. Of the $2,775 million, approximately $2,376 million was included within the residential real estate loan segment, which included $753 million of commercial loans secured by residential real estate, $1,376 million of mortgage loans, $241 million of home equity lines of credit and $6 million of installment loans. The remaining $399 million was included within the construction real estate loan segment, which included $298 million of commercial land and development loans and $101 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in Ohio, Kentucky, North Carolina and South Carolina.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category that are made to be held in Park National Bank's portfolio are both fixed-rate and adjustable-rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly-originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Park’s management may decide to retain certain 15-year, fixed-rate residential mortgage loans, rather than sell in the secondary market. At December 31, 2025 and 2024, Park reported $614 million and $586 million, respectively, of 15-year, fixed-rate residential mortgage loans on Park's Consolidated Balance Sheets.
Within residential real estate loans, Park National Bank has several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of December 31, 2025, balances within these special purpose mortgage loan programs totaled $234.2 million. Borrowers within these programs tend to have a lower FICO score when compared to the other loans within the residential real estate portfolio. Many of these programs also require very little, if any, down payment and the overwhelming majority of these loans have a loan-to-value of greater than 90%.
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

Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the residential real estate portfolio is provided in "Table 25 - Summary of Loan Credit Loss Experience" and "Table 27 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
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
Information concerning the loan credit loss experience and the allocation of the allowance for credit losses related to the residential real estate portfolio is provided in "Table 25 - Summary of Loan Credit Loss Experience" and "Table 27 - Allocation of Allowance for Credit Losses", respectively, included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.
For additional information concerning the loan credit loss experience on all loans, please see “ITEM 1A. RISK FACTORS – Economic, Political and Market Risks – Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.” and “– Business Operations Risks – Our allowance for credit losses may prove to be insufficient to absorb the expected, lifetime losses in our loan portfolio.” in this Annual Report on Form 10-K.
SEPH

SEPH is a non-bank subsidiary of Park that holds OREO property and non-performing loans. SEPH held non-performing loans that were fully charged off as of December 31, 2025, all of which were on nonaccrual status. SEPH has one office in Licking County, Ohio. The SEPH employees work with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the loans to maximize collection efforts.

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

The primary factors in competing for loans are the terms of the loan, interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations, convenience and availability of mobile banking options, and accessibility to trained and competent staff. Competitors of Park may have greater resources and, as such, additional technology offerings and higher lending limits, which may adversely affect the ability of Park to compete. In addition, certain nonfinancial institutions with which Park competes enjoy the benefits of fewer regulatory constraints, broader geographic service areas, greater capital and lower cost structures. Financial technology companies, or "fintechs," are also providing nontraditional, but increasingly strong competition for our borrowers, depositors and other customers. Digital assets and cryptocurrencies also operate as competitors, as many of these digital assets and cryptocurrencies seek to provide payment functionality. Many customers either hold or may consider holding money that would typically be held in deposit accounts or investments in the form of digital assets or cryptocurrencies, which serves as competition for deposits.
Associates
At December 31, 2025, Park and its subsidiaries had 1,731 active associates, consisting of 1,589 full-time and 142 part-time, resulting in 1,694 full-time equivalent associates.
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
Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the FDIC. However, if Park National Bank's assets exceed $10.0 billion for four consecutive quarters, Park National Bank will be subject to supervision and examination by the Consumer Financial Protection Bureau (the "CFPB").
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act"), established the CFPB, which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. Since its establishment, the CFPB has extensively exercised its rulemaking and interpretative authority.
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
Economic Growth, Regulatory Relief and Consumer Protection Act
The Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including Park, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Park, from certain record-keeping, reporting and disclosure requirements.

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
The CFPB regulates consumer financial products and services provided by Park National Bank through regulations designed to protect consumers. Currently, the OCC is primarily responsible for examining Park National Bank’s compliance with the CFPB regulations and federal consumer financial protection laws. However, if Park's assets exceed $10.0 billion for four consecutive quarters, the CFPB would become primarily responsible for examining this compliance.

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

The FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35%. Because the DRR fell below the minimum DRR the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years of the plan establishment, by September 30, 2028. Then the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. As of December 31, 2025, the DRR was above the statutory minimum of 1.35%.

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

At December 31, 2025, approximately $177.3 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements found in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.
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

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2025, the reserve requirement ratio remains at zero percent.

Volcker Rule
The Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule") placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security, derivative, commodity future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepted (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. In addition, the Volcker Rule prohibited a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, also known as “covered funds,” subject to a number of exceptions.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. From 2021 to 2023, there was a significant rise in inflation, and the Federal Reserve Board raised certain benchmark interest rates in an effort to combat it. Inflation and rapid increases in interest rates may lead to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. In addition, inflation generally increases the cost of goods and services we use in our business operations, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Changes in economic and political conditions could adversely affect our earnings and capital through declines in deposits, quality of investment securities, loan demand, our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing U.S. federal government budget deficit, the failure of the U.S federal government to raise the federal debt ceiling, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments, such as military conflicts in Ukraine, the Middle East, and Venezuela have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. In addition, disruptions in U.S. and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the U.S., which can affect our earnings and our capital, as well as the ability of our customers to repay loans. Because we have a significant number of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from pandemics, rising inflation, and increases in interest rates, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk, especially in light of the continued economic effects of sustained inflation. Information pertaining to the impact changes in interest rates could have on our net income is included in "Table 32 - Interest Rate Sensitivity" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows.

Our lending and deposit gathering activities are concentrated primarily in Ohio, Kentucky, North Carolina, South Carolina and, as of February 1, 2026, Tennessee. Our success depends on the general economic conditions of our primary market areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The provision for credit losses fluctuates as a result of changes in charge-offs, economic forecasts and other assumptions. If we were to experience higher levels of provision for credit losses, it could result in lower levels of net income.
Our expansion into Kentucky, North Carolina, South Carolina, and, as of February 1, 2026, Tennessee may also expose Park to additional geographic risk.
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

The accounting guidance under ASU 2016-13 “Financial Instruments – Credit Losses," requires banks to utilize the CECL model and record, at the time of origination, credit losses expected throughout the life of financial assets measured at amortized cost, including loan receivables, HTM debt securities and reinsurance receivables, and off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions we use in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional provisions for credit losses to be recorded, which could have a material adverse impact on our financial condition and results of operations.

The CECL model uses a life-of-loan time horizon over which we are required to estimate future credit losses, which could result in volatility in future provisions for credit losses. We may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments.
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

In addition, debt offerings could potentially have important consequences to us and our debt and equity investors, including:

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

Although we have paid a dividend on our common shares every quarter since becoming a public company, our Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on our financial condition, results of operations, capital and other regulatory requirements, and other factors that they deem relevant. As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our common shares and service our debt is dividends from our subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. Throughout 2025 and 2026 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

If any of our subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on that subsidiary’s assets. Our rights and the rights of our creditors will be subject to that prior claim, unless we are also a direct creditor of that subsidiary.

Derivative transactions may expose us to unexpected risk and potential losses.

We are currently party to a limited number of derivative transactions. However, some of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult. We are dependent on the creditworthiness of the counterparties and are therefore susceptible to credit and operational risk in these situations.

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

In light of conditions in the global financial markets and the global economy that occurred in the last two decades, regulators have, at times, increased their focus on the regulation of the financial services industry. The current administration has pursued a regulatory reform agenda that is significantly different than the prior administration, including a lessening of certain regulatory burdens and enforcement priorities for the federal banking agencies. This evolving regulatory and supervisory environment creates uncertainty about the timing and scope of future laws, regulations, policies and priorities. Further, it is possible that future administrations may have a different view of regulatory reform and supervision of the financial services industry. Increased rules or regulations promulgated by federal bank regulatory agencies in the future may subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares.

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

We have limited ability to control the amount of premiums we are required to pay for FDIC insurance. The DIF is funded by fees assessed on insured depository institutions. If the costs of future bank failures increase, deposit insurance premiums may also increase. The FDIC has adopted rules revising the FDIC's assessments in a manner benefiting banks with assets totaling less than $10 billion. With the acquisition of First Citizen's on February 1, 2026, Park National Bank will become subject to the FDIC’s large bank pricing methodology, which may result in a different, and potentially higher, assessment rate. There can be no assurance, however, that assessments will not be changed in the future. Federal deposit insurance is described in more detail in the section captioned "Supervision and Regulation of Park and Park's Subsidiaries – Federal Deposit Insurance" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

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

We have completed various acquisitions of other financial institutions and branches and assets of other financial institutions in the past, including our recent acquisition of First Citizens and its banking subsidiary, First Citizens National Bank, on February 1, 2026. We may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

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

Combining Park and First Citizens may be more difficult, costly or time-consuming than expected, we may fail to realize the anticipated benefits and cost savings of the merger.

The success of the merger with First Citizens will depend, in part, on our ability to realize the anticipated cost savings from combining the businesses of Park and First Citizens. To realize the anticipated benefits and cost savings from the merger, we must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after the merger’s completion.

Changes in retail distribution strategies and consumer behavior may adversely impact our investments in our financial service office premises and equipment and other assets and may lead to increased expenditures to change our retail distribution channel.

We have significant investments in financial service office premises and equipment for our financial service office network, including, as of December 31, 2025, 87 financial service offices as well as our retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing our products and services, could affect the value of our financial service office network or other retail distribution assets and may cause us to change our retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce our remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media, digital or cryptocurrency, blockchain, and other “fintech” technologies could result in additional changes in our retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform our retail distribution channel.

General Risk Factors

If our total consolidated assets exceed $10.0 billion, we will become subject to additional regulations.

As of December 31, 2025, Park had total consolidated assets of $9.8 billion. With the February 1, 2026 acquisition of First Citizens, Park expects that the total consolidated assets of Park will exceed $10.0 billion at December 31, 2026, subjecting Park and Park National Bank to heightened regulatory requirements stemming largely from the Dodd-Frank Act. These requirements include, but are not limited to, the following: (i) supervision, examination and enforcement by the CFPB with respect to federal consumer financial protection laws; (ii) a modified methodology and scorecard for calculating FDIC insurance assessments and, depending on the result of Park National Bank’s performance under the scorecard, potentially higher assessment rates; (iii) limitations on interchange transaction fees for debit card transactions; (iv) heightened compliance standards under the Volcker Rule; (v) enhanced supervision by the OCC and the Federal Reserve Board; and (vi) no longer being eligible to elect to be subject to the CBLR. The imposition of these regulatory requirements and increased supervision, may require the additional commitment of financial resources to regulatory compliance and may increase Park National Bank’s cost of operations and provide greater limitations on the products and services that can be offered.

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

Park National Bank (“Park”) is subject to a Consent Order with the U.S. Department of Justice (“DOJ”), approved on March 2, 2023, by the U.S. District Court for the Southern District of Ohio. This Consent Order resolved allegations regarding Park’s mortgage lending practices within the Columbus, Ohio Metropolitan Statistical Area ("Columbus Lending Area"). Park is in full compliance with all obligations to date and intends to fully comply with the remaining terms of the Consent Order through its expiration in 2028.

Under the terms of the Consent Order, Park committed to the following over a five-year period: an investment of at least $7.75 million to increase credit opportunities in majority-black and Hispanic census tracts within the Columbus Lending Area; a minimum of $500,000 for community development partnerships and $750,000 for advertising and consumer education; and to maintain one new full-service branch, one mortgage loan production office, and four specialized mortgage lenders focused on community lending.

While Park remains on track to meet these requirements, ongoing compliance requires management attention and the allocation of resources, which may impact financial performance or necessitate changes to business operations and risk management practices.

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

In designing and carrying out cybersecurity controls, Park follows the National Institute of Standards and Technology Cyber Security Framework for measuring readiness to respond, Sarbanes Oxley for assessment of internal controls, the Gramm-Leach-Bliley Act regarding information security, the Office of the Comptroller of the Currency’s Cybersecurity Supervision Work Program, Interagency Guidance on Third-Party Relationships: Risk Management, other applicable regulatory guidelines, and federal and state laws.

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
Park National Bank
As of December 31, 2025, Park National Bank and its subsidiary Scope Leasing, Inc. had a total of 87 financial service offices in Ohio, Kentucky, North Carolina and South Carolina. Park National Bank has three financial service offices (including its main office) and two operations centers in Newark in Licking County, Ohio. We operate a total of 76 financial service offices in Ohio, one financial service office in Kentucky, five financial service offices in North Carolina and five financial service offices in South Carolina. Of the financial service offices described above, 17 are leased and the remainder are owned. Park National Bank also operates 32 off-site automated teller machines.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Park's common shares (symbol: PRK) are traded on NYSE American. At February 20, 2026, Park had 4,239 shareholders of record. Park currently intends to continue to pay quarterly cash dividends comparable to the regular quarterly cash dividends paid during the year ended December 31, 2025, subject to the regulatory restrictions described in "Note 24 - Dividend Restrictions" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," as well as in the section captioned "Supervision and Regulation of Park and Park's Subsidiaries – Limits on Dividends and Other Payments" in "ITEM 1. BUSINESS" of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total shareholder return performance for Park's common shares with the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index for the five-year period from December 31, 2020 to December 31, 2025. The NYSE Composite Index is a market capitalization-weighted index of the stocks listed on NYSE. The KBW NASDAQ Bank Index is comprised of 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions and focuses specifically on banking and de-emphasizes components that would be heavily insurance-related or investment-oriented. The S&P U.S. SmallCap Banks Index is a market capitalization-weighted index comprised of common stocks of U.S. financial services companies that are principally engaged in the business of providing services and products, including banking, investment services, insurance and real estate finance services.

Park believes that the KBW NASDAQ Bank Index and the S&P U.S. SmallCap Banks Index are the appropriate industry indices for Park to use for the five-year total shareholder return performance comparison given the nature of the services provided by the financial services companies included in each.

Total Return Performance
	Period Ended
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Park National Corporation	100.00	135.56	143.87	140.99	187.54	172.29
NYSE Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37

The annual compound total return on Park’s common shares for the past five years was a positive 11.4%.  By comparison, the annual compound total returns for the past five years on the NYSE Composite Index, the KBW NASDAQ Bank Index, and the S&P U.S. SmallCap Banks Index were a positive 11.1%, a positive 14.4% and a positive 9.9%, respectively.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Park's common shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2025, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2025	—	—	—	876,088

November 1 through November 30, 2025	—	—	—	876,088

December 1 through December 31, 2025	—	—	—	876,088

Total	—	—	—	876,088

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

Management has included in this Management's Discussion and Analysis of Financial Condition and Results of Operation, information relating to the return on average tangible equity, the return on average tangible assets, the tangible equity to tangible assets ratio, and pre-tax, pre-provision net income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023. For the purpose of calculating the return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the tangible equity to tangible assets ratio, a non-U.S. GAAP financial measure, tangible equity is divided by tangible assets. Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at period end. Tangible assets equal total assets less goodwill and other intangible assets, in each case at period end. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

OVERVIEW

The table below reflects Park's net income for the years ended December 31, 2025, 2024 and 2023.

Table 1 - Summary Income Statement
(In thousands)	2025	2024	2023
Net interest income	$437,311	$398,019	$373,113
Provision for credit losses	11,488	14,543	2,904
Other income	119,881	122,588	92,634
Other expense	324,381	321,339	309,239
Income before income taxes	$221,323	$184,725	$153,604
Income tax expense	41,250	33,305	26,870
Net income	$180,073	$151,420	$126,734
Pre-tax, pre-provision net income (1)	$232,811	$199,268	$156,508
(1) PTPP net income is calculated as net income, plus income taxes, plus the provision for credit losses, in each case during the applicable period.

Net income for the year ended December 31, 2025 of $180.1 million represented a $28.7 million, or 18.9% increase compared to $151.4 million for the year ended December 31, 2024. Net income for the year ended December 31, 2024 of $151.4 million represented a $24.7 million, or 19.5%, increase compared to $126.7 million for the year ended December 31, 2023.

Pre-tax, pre-provision net income (non-U.S. GAAP) for the year ended December 31, 2025 of $232.8 million represented a $33.5 million, or 16.8%, increase compared to $199.3 million for the year ended December 31, 2024. Pre-tax, pre-provision net income (non-U.S. GAAP) for the year ended December 31, 2024 of $199.3 million represented a $42.8 million, or 27.3%, increase compared to $156.5 million for the year ended December 31, 2023.

Net income for each of the years ended December 31, 2025, 2024 and 2023, included several items of income and expense that impacted comparability of period results. These items are detailed in the "ANALYSIS OF EARNINGS - Items Impacting Comparability" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

DIVIDENDS ON COMMON SHARES

Cash dividends declared on Park's common shares were $5.53 in 2025, $4.74 in 2024 and $4.20 in 2023. Dividends declared as a percentage of net income was 50%, 51% and 54% for 2025, 2024 and 2023, respectively. Park has historically targeted a dividend payout ratio of 50% each year.

The quarterly cash dividend on Park's common shares was $1.07 per share for the first, second, third and fourth quarters of 2025. Additionally, in the fourth quarter of 2025 there was a special cash dividend of $1.25 per share. The quarterly cash dividend on Park's common shares was $1.06 per share for the first, second, third, and fourth quarters of 2024. Additionally, in fourth quarter of 2024 there was a special cash dividend of $0.50 per share. The quarterly cash dividend on Park's common shares was $1.05 per share for each of the quarters of 2023 and there was no special dividend in 2023.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At December 31, 2025, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Worries that the Israel-Hamas conflict will widen and Russia’s invasion of the Ukraine will persist longer than expected. Risk grows that China may block the Taiwan Strait, causing business and consumer confidence to decline. Retaliatory tariffs reduce US exports and lead to a global downturn. (2) The combination of a recession and rising inflation causes the Federal Reserve to lower federal funds rates in Q1 2026 but only slightly below baseline for a couple of quarters. As a recession persists and inflation subsides, the Federal Reserve subsequently reduces the federal funds rate more significantly. (3) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about longevity of the Euro zone and causes financial stress to highly indebted nations, especially Italy. These developments further lower US exports and corporate earnings of foreign subsidiaries of US companies. (4) Impacts of tariffs and deportations are significantly worse than expected. Tariff rate rises from about 19% and it remains there through the end of 2028. Retaliatory tariffs reduce US exports and lead to global turndown. Tax revenues are lower than in the baseline creating a higher deficit and concerns about national debt level raise uncertainty about the course of tax policy. Full extensions of the Tax Cuts and Jobs Act personal provisions are passed as well as increased state/local tax deductions, certain business tax provisions, and other tax credits/deductions do not expire. Growth in Medicaid funding is reduced and foreign aid funding remains capped. Defense and immigration spending will continue to rise. (5) Recession Q1 2026 and lasts through Q3 2026 and real GDP declines by 2.6%. Unemployment rate rises to a peak of 8.4% Q1 2027. Stock market falls 35% from Q1 2026 to Q3 2026. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $30.0 million as of December 31, 2025 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $30.0 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

The most significant of these assumptions is the discount rate and the expected return on assets. The discount rate utilized for the December 31, 2025 calculation was 5.95% and the expected return on plan assets was 6.92%. This compares to the discount rate utilized for the December 31, 2024 calculation of 5.89% and the expected return on plan assets of 6.92%. Presented below is the estimated impact on Park's projected benefit obligation ("PBO") and 2025 pension expense assuming changes in the significant assumptions.

Table 2 - Pension Sensitivity
	Discount Rate		Expected Return on Plan Assets
(In thousands)	- 25 BPS	+25 BPS	- 50 BPS	+50 BPS
Change in PBO	$2,870	$(2,730)	N.A.	N.A.
Change in Pension Expense	$260	$(420)	$1,170	$(1,170)

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan income/expense and obligation.

ABOUT OUR BUSINESS

Through our national bank subsidiary, PNB, Park is engaged in a general commercial banking and trust and wealth management business, primarily in Ohio, Kentucky, North Carolina, South Carolina, and, as of February 1, 2026, Tennessee, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. Management believes there are a significant number of consumers and businesses that seek long-term relationships with community-based financial institutions of quality and strength.  While not engaging in activities such as foreign lending, nationally syndicated loans or investment banking, Park attempts to meet the needs of our customers for commercial, real estate and consumer loans, and investment, fiduciary and deposit services.

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions.  At December 31, 2025, Park operated 87 financial service offices (including those of PNB and Scope Leasing, Inc. ("Scope Aircraft Finance")) and a network of 107 automated teller machines in 24 Ohio counties, five North Carolina counties, four South Carolina counties and one Kentucky county. SEPH operated one administrative office, located in Newark, Ohio.

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government entities.  These deposits consist of non-interest bearing and interest bearing deposits.

Average total deposits were $8,462 million in 2025, compared to $8,260 million in 2024 and compared to $8,360 million in 2023. The average interest rate paid on interest bearing deposits was 1.71% in 2025, 1.97% in 2024 and 1.52% in 2023. The average cost of interest bearing deposits for each quarter of 2025 was 1.61% for the fourth quarter, 1.74% for the third quarter, 1.73% for the second quarter and 1.76% for the first quarter.

The table below provides a summary of deposit balances as of December 31, 2025 and 2024, along with the change over the past year.

Table 3 - Year-End Deposits
December 31 (In thousands)	2025	2024	Change
Non-interest bearing checking	$2,656,093	$2,612,708	$43,385
Interest bearing transaction accounts	2,032,497	1,939,755	92,742
Savings	2,765,171	2,679,280	85,891
Time deposits	772,952	735,297	37,655
Brokered deposits and Bid Ohio CDs	17,000	176,486	(159,486)
Total	$8,243,713	$8,143,526	$100,187
Off balance sheet deposits	105,265	115,186	(9,921)
Total deposits including off balance sheet deposits	$8,348,978	$8,258,712	$90,266

During the years ended December 31, 2025 and 2024, Park decided to continue participation in a program to transfer deposits off-balance sheet in order to manage growth of the balance sheet. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs. At December 31, 2025 and December 31, 2024, Park had $105.3 million and $115.2 million, respectively, in off balance sheet deposits.

The table below breaks out the change in deposit balances, by deposit type, for Park.

Table 4 - Retail and Commercial Deposits
December 31 (In thousands)	2025	2024	2023	2022	2021
Retail deposits	$4,081,871	$4,035,351	$4,080,372	$4,388,394	$4,416,228
Commercial deposits	4,144,842	3,931,689	3,797,209	3,846,321	3,488,300
Brokered and bid CD deposits	17,000	176,486	164,985	—	—
Total deposits	$8,243,713	$8,143,526	$8,042,566	$8,234,715	$7,904,528
Off balance sheet deposits	105,265	115,186	1,185	195,937	983,053
Total deposits including off balance sheet deposits	$8,348,978	$8,258,712	$8,043,751	$8,430,652	$8,887,581
$ change from prior period end	$90,266	$214,961	$(386,901)	$(456,929)
% change from prior period end	1.1%	2.7%	(4.6)%	(5.1)%

Noninterest bearing deposits to total deposits	32.2%	32.1%	32.7%	37.3%	38.8%

During the year ended December 31, 2025, total deposits including off balance sheet deposits increased by $90.3 million, or 1.1%. This increase consisted of a $213.2 million increase in total commercial deposits and a $46.5 million increase in retail deposits, partially offset by a $159.5 million decrease in brokered and bid CD deposits and a $9.9 million decrease in off balance sheet deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous table are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds include Bid

Ohio CDs. The following table details the change in public fund deposits held on and off Park's balance sheet.

Table 5 - Public Fund Deposits
(Dollars in thousands)	2025	2024	2023	2022	2021
Public funds included in commercial deposits	$1,320,070	$1,278,325	$1,198,418	$1,335,400	$1,548,217
Bid Ohio CDs	17,000	76,497	15,000	—	—
Total public fund deposits	$1,337,070	$1,354,822	$1,213,418	$1,335,400	$1,548,217
$ change from prior period end	$(17,752)	$141,404	$(121,982)	$(212,817)
% change from prior period end	(1.3)%	11.7%	(9.1)%	(13.7)%

Cost of public fund deposits	1.94%	2.36%	2.24%	0.60%	0.11%
Cost of total interest bearing deposits	1.71%	1.97%	1.52%	0.39%	0.12%
As of December 31, 2025, Park had approximately $1.5 billion of uninsured deposits, which was 18.5% of total deposits. Uninsured deposits of $1.5 billion included $382.6 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio. As of December 31, 2024, Park had approximately $1.4 billion of uninsured deposits, which was 17.6% of total deposits. Uninsured deposits of $1.4 billion included $395.4 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio. The uninsured amounts, those in excess of the $250,000 FDIC insurance limit, are estimates based on the methodologies used for the Corporation's regulatory reporting requirements.

The following table provides a summary of the portion of the Corporation's time deposits, by account, that are in excess of the FDIC insurance limit of $250,000, by remaining time until maturity, as of December 31, 2025:

Table 6 - Maturities of Time Deposits in Excess of FDIC Insurance Limit
December 31 (In thousands)	2025
3 months or less	$94,754
Over 3 months through 6 months	50,287
Over 6 months through 12 months	63,058
Over 12 months	39,070
Total	$247,169

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, Federal Funds purchased and other borrowings.  These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk.  The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments.  The average rate paid on short-term borrowings was 1.45% in 2025, compared to 2.60% in 2024 and 2.58% in 2023. The year-end balance for short-term borrowings was $82 million at December 31, 2025, compared to $90 million at December 31, 2024 and $328 million at December 31, 2023.

Subordinated Notes: Park assumed, with the 2007 acquisition of Vision Bank's parent holding company, $15.5 million of floating rate junior subordinated notes.  The $15.5 million of junior subordinated notes were purchased by Vision Bancshares Trust I ("Trust I") following the issuance of Trust I's $15.0 million of floating rate preferred securities. The interest rate on these junior subordinated notes adjusted every quarter at 174 basis points above the three-month CME Term SOFR.  The maturity date for the junior subordinated notes was December 30, 2035, and, since December 30, 2010, Park has had the right to prepay the junior subordinated notes, without penalty. On September 30, 2025, Park redeemed in full, $15.0 million in Trust Preferred Securities at a redemption price in cash equal to 100% of the principal amount of the Trust Preferred Securities, plus accrued and unpaid interest.

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). Beginning on September 1, 2025, Park had the right to redeem the Subordinated Notes, in whole or in part. On September 1, 2025, Park redeemed in full, $175 million outstanding of the Subordinated Notes at a redemption price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

The repayments were made using available cash on hand and did not involve any refinancing or issuance of new debt.

As of December 31, 2025, Park has no subordinated debt outstanding. At December 31, 2024, the Subordinated Notes, net of unamortized issuance costs, totaled $189.7 million and qualified as Tier 2 capital for Park under the Federal Reserve Board capital adequacy rules.

In 2025, the average balance of subordinated notes was $128 million, compared to $189 million in 2024 and $189 million in 2023. The average interest rate paid on subordinated notes was 4.91% in 2025, compared to 4.98% in 2024 and 4.97% in 2023.

See "Note 17 - Subordinated Notes" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information about the Subordinated Notes.

Total Debt: Average total debt (subordinated notes and short-term) was $208 million in 2025, compared to $310 million in 2024 and $372 million in 2023. Average total debt decreased by $101.6 million, or 32.8% in 2025 compared to 2024 and decreased $62.0 million, or 16.7% in 2024 compared to 2023. Average long term subordinated notes were 61% of average total debt in 2025, compared to 61% of average total debt in 2024 and 51% of average total debt in 2023.

Shareholders' Equity: The ratio of total shareholders' equity to total assets was 13.80% at December 31, 2025, compared to 12.69% at December 31, 2024 and 11.64% at December 31, 2023. The non-GAAP ratio of tangible shareholders’ equity [shareholders' equity ($1,352.8 million) less goodwill ($159.6 million) and other intangible assets ($2.4 million)] to tangible assets [total assets ($9,805.0 million) less goodwill ($159.6 million) and other intangible assets ($2.4 million)] was 12.35% at December 31, 2025, compared to 11.21% at December 31, 2024 and 10.14% at December 31, 2023.

In accordance with U.S. GAAP, Park reflects any unrealized holding gain or loss on AFS debt securities and any change in the funded status of Park's pension plan, in each case, net of income taxes, as accumulated other comprehensive (loss) income which is part of Park’s shareholders’ equity.

The unrealized net holding loss, net of income taxes, on AFS debt securities was $32.3 million at year-end 2025, compared to an unrealized net holding loss, net of income taxes, of $62.9 million at year-end 2024 and an unrealized net holding loss, net of income taxes, $67.9 million at year-end 2023. The unrealized net holding loss on AFS debt securities at December 31, 2025 was impacted by the realization of $1.8 million in losses, net of income taxes, during the year ended December 31, 2025 as the result of the sale of $79.1 million in AFS debt securities. The unrealized net holding loss on AFS debt securities at December 31, 2024 was impacted by the realization of $415,000 in losses, net of income taxes, during the year ended December 31, 2024 as the result of the sale of $44.6 million in AFS debt securities. The unrealized net holding loss on AFS debt securities at December 31, 2023 was impacted by the realization of $6.2 million in losses, net of income taxes, during the year ended December 31, 2023 as the result of the sale of $291.0 million in AFS debt securities.

In accordance with U.S. GAAP, Park adjusts accumulated other comprehensive (loss) income to recognize the net actuarial gain or loss and prior service cost reflected in the funding status of Park’s pension plan.  See "Note 20 - Benefit Plans" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K for additional information on the accounting for Park’s pension plan. At year-end 2025, the balance in accumulated other comprehensive loss pertaining to the pension plan was unrealized income of $19.6 million, compared to unrealized income of $16.8 million at December 31, 2024 and compared to unrealized income of $1.7 million at December 31, 2023.

The net other comprehensive income in 2025 was largely due to a $3.6 million ($2.8 million, net of taxes) net actuarial gain. The gain was due to asset returns greater than expected and an increase in the discount rate, partially offset by assumption updates for a change in the mortality table for lump sum distributions, reflecting updates for the 2025 assumption study, demographic losses and an increase in the interest credit rate.

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

INVESTMENT OF FUNDS

Loans:  Average loans were $7,924 million in 2025, compared to $7,627 million in 2024 and $7,222 million in 2023. The average yield on loans was 6.33% in 2025, compared to 6.14% in 2024 and 5.55% in 2023. Approximately 46% of Park’s loan balances mature or reprice within one year (see Table 32).  The average yield on loans for each quarter of 2025 was 6.34% for the fourth quarter, 6.34% for the third quarter, 6.37% for the second quarter and 6.26% for the first quarter.

Loan interest income for 2025, 2024, and 2023 included $2.0 million, $54,000 and $631,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $668,000, $1.2 million and $633,000, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2023 included interest and fee income related to PPP loans of $69,000.

Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 6.29%, 6.13% and 5.53%, for the years ended December 31, 2025, 2024, and 2023. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 6.33% for the fourth quarter of 2025, 6.33% for the third quarter of 2025, 6.32% for the second quarter of 2025, and 6.21% for the first quarter of 2025.

At December 31, 2025, loan balances were $8,051 million compared to $7,817 million at year-end 2024, an increase of $234 million, or 3.0%. At December 31, 2024, loan balances were $7,817 million, compared to $7,476 million at year-end 2023, an increase of $341 million, or 4.6%.

The table below reports year-end loan balances by type of loan for the past three years.

Table 7 - Loans by Type
December 31 (In thousands)	2025	2024	2023
Commercial, financial and agricultural	$1,212,150	$1,269,585	$1,295,640
Construction real estate	399,425	412,577	305,099
Residential real estate	2,375,382	2,200,433	2,029,524
Commercial real estate	2,208,660	1,994,332	1,875,993
Consumer	1,823,247	1,910,372	1,945,936
Leases	32,378	29,829	24,029
Total loans	$8,051,242	$7,817,128	$7,476,221

On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased by $143.7 million, or 3.9%, in 2025. The increase in 2025 was due to an increase in commercial real estate loans of $214.3 million, which were partially offset by an decrease in commercial, financial and agricultural loans of $57.4 million and a decrease in construction real estate loans of $13.2 million. On a combined basis, year-end commercial, financial and agricultural loans, construction real estate loans and commercial real estate loans increased by $199.8 million, or 5.7%, in 2024. The increase in 2024 was due to an increase in commercial real estate loans of $118.3 million and an increase in construction real estate loans of $107.5 million, which were partially offset by a decrease in commercial, financial and agricultural loans of $26.1 million.

Consumer loans decreased by $87.1 million, or 4.6% in 2025 and decreased by $35.6 million, or 1.8% in 2024. The change in consumer loans in 2025 and 2024 was primarily due to decreases in automobile lending in Ohio due to strategic balance sheet management.

Residential real estate loans increased by $174.9 million, or 8.0% in 2025 and increased by $170.9 million, or 8.4% in 2024. The increase in 2025 was due to an increase in commercial loans secured by residential real estate of $108.3 million, an increase in home equity loans secured by residential real estate of $37.6 million and an increase in mortgage loans secured by residential real estate of $29.1 million. The increase in 2024 was due to an increase in mortgage loans secured by residential real estate of $106.7 million, an increase in commercial loans secured by residential real estate of $35.0 million and an increase in home equity loans secured by residential real estate of $29.1 million.

Leases increased by $2.5 million to $32.4 million in 2025 and increased by $5.8 million to $29.8 million in 2024.

The table below summarizes the distribution of maturities for loan segments as of December 31, 2025:

Table 8 - Loan Maturity Distribution
	One Year or Less (1)	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total
December 31, 2025
(In thousands)
Commercial, financial and agricultural	$423,768	$545,561	$139,721	$103,100	$1,212,150
Construction real estate	82,098	159,094	68,251	89,982	399,425
Residential real estate	79,600	268,202	790,049	1,237,531	2,375,382
Commercial real estate	121,274	566,093	839,522	681,771	2,208,660
Consumer	22,757	866,155	899,227	35,108	1,823,247
Leases	2,577	29,767	34	—	32,378
Total loans and leases	$732,074	$2,434,872	$2,736,804	$2,147,492	$8,051,242
(1) Nonaccrual loans of $66.5 million are included within the one year or less classification above.

The table below summarizes the composition of the loan portfolio by fixed and adjustable rate as of December 31, 2025 that are contractually due after December 31, 2026:

Table 9 - Amounts Due After One Year
(In thousands)	Fixed	Adjustable	Total
Commercial, financial and agricultural	$459,604	$328,778	$788,382
Construction real estate	49,703	267,624	317,327
Residential real estate	700,075	1,595,707	2,295,782
Commercial real estate	452,201	1,635,185	2,087,386
Consumer	1,792,324	8,166	1,800,490
Leases	29,801	—	29,801
Total loans and leases	$3,483,708	$3,835,460	$7,319,168

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

Beginning in 2021, Park began investing in the AAA and AA rated tranches of Collateralized Loan Obligations ("CLOs"). CLOs had a fair value as of December 31, 2025 of $56.1 million. Management closely monitors the credit status of these securities. At December 31, 2025, the market value of overcollateralization was greater than 125% for each CLO. The market value of overcollateralization is a measure of the underlying collateral value of the instrument relative to our specific tranche position, and our AAA or AA rated senior tranches are supported by subordinate tranches.

Average taxable debt investment securities were $785 million in 2025, compared to $1,082 million in 2024 and $1,387 million in 2023. The average yield on taxable debt investment securities was 3.02% in 2025 compared to 3.86% in 2024 and 3.81% in 2023. Average tax-exempt debt investment securities were $218 million in 2025 compared to $219 million in 2024 and $400 million in 2023. The average tax-equivalent yield on tax-exempt debt investment securities was 3.36% in 2025, compared to 3.19% in 2024 and 3.47% in 2023.

Total debt securities (at amortized cost) were $730 million at December 31, 2025, compared to $1,076 million at December 31, 2024 and $1,419 million at December 31, 2023. Management purchased debt securities totaling $88 million in 2025, $3 million in 2024 and $4 million in 2023. Proceeds from repayments, redemptions and maturities of debt securities were $355 million in 2025, $300 million in 2024 and $145 million in 2023.

During 2025, Park sold certain AFS debt securities with a book value of $79.1 million at a gross loss of $2.3 million. During 2024, Park sold certain AFS debt securities with a book value of $42.3 million at a gross loss of $553,000 and sold certain AFS debt securities with a book value of $2.3 million for a gross gain of $27,000. During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million.

For the years ended December 31, 2025, 2024, and 2023, the average tax-equivalent yield on the total investment portfolio was 3.10%, 3.74% and 3.73%, respectively.  The weighted average remaining maturity of the total investment portfolio was 4.9 years at December 31, 2025, 4.7 years at December 31, 2024 and 4.8 years at December 31, 2023. Obligations of U.S. Government sponsored entities and U.S. Government sponsored entities' asset-backed securities were approximately 49.9% of the total investment portfolio at year-end 2025, 47.1% of the total investment portfolio at year-end 2024 and 44.4% of the total investment portfolio at year-end 2023.

Other investment securities (as shown on Park's Consolidated Balance Sheets) consist of restricted stock investments in the FHLB and the FRB and equity securities which include equity investments in other financial institutions and equity investments in limited partnerships which provide mezzanine funding.  Total other investment securities were $113 million at December 31, 2025, $104 million at December 31, 2024 and $96 million at December 31, 2023. There were $494,000 in FHLB stock purchases in 2025, $9.2 million in FHLB stock purchases in 2024 and $18.2 million in FHLB stock purchases in 2023. Proceeds from the redemption/repurchase of FHLB stock were $1.1 million in 2025, compared to $18.4 million in 2024, and $11.7 million in 2023. No shares of FRB stock were purchased or sold in any of the years ended December 31, 2025, 2024, or 2023. Management purchased equity securities totaling $5.8 million in 2025, $10.2 million in 2024 and $2.2 million in 2023. During the years ended December 31, 2025, 2024, and 2023, Park entered into partnership agreements with commitments totaling $157,000, $2.5 million and $2.7 million, respectively. Funding of limited partnerships totaled $8.1 million, $7.5 million and $5.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.

"Gain on equity securities, net" on Park's Consolidated Statements of Income were $4.7 million, $3.1 million and $971,000 for the years ended December 31, 2025, 2024 and 2023, respectively. These gains on equity securities were made up of gains (losses) on equity investments carried at fair value or modified cost as well as gains (losses) on equity investments carried at modified cost and gains (losses) on partnership investments carried at NAV.

For the years ended December 31, 2025, 2024 and 2023, $3.5 million, $2.6 million and $600,000, respectively, of gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

For the years ended December 31, 2025, 2024 and 2023, $1.2 million, $468,000 and $371,000, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on Park's Consolidated Statements of Income.

The average maturity of the investment portfolio would lengthen if long-term interest rates were to increase as principal repayments from mortgage-backed securities and CMOs would decrease and callable securities would price to their maturity dates.  At year-end 2025, management estimated that the average maturity of the investment portfolio would lengthen to 5.4 years with a 100 basis point increase in long-term interest rates and would lengthen to 5.7 years with a 200 basis point increase in long-term interest rates. Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates were to decrease as the principal repayments from mortgage-backed securities and CMOs would increase and callable securities would price to their call dates. At year-end 2025, management estimated that the average maturity of the investment portfolio would decrease to 4.3 years with a 100 basis point decrease in long-term interest rates and to 4.2 years with a 200 basis point decrease in long-term interest rates.

The table below sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2025, 2024 and 2023:

Table 10 - Investment Securities
December 31 (In thousands)	2025	2024	2023
Obligations of U.S. Government sponsored entities	$—	$249	$—
Obligations of states and political subdivisions	211,823	186,883	241,184
U.S. Government sponsored entities' asset-backed securities	399,964	518,576	635,475
Collateralized loan obligations	56,143	271,833	438,286
Corporate debt securities	20,738	19,083	17,897
FHLB stock	8,013	8,607	17,754
FRB stock	14,653	14,653	14,653
Equities	90,808	80,977	63,895
Total	$802,142	$1,100,861	$1,429,144
Investments by category as a percentage of total investment securities
Obligations of U.S. Government sponsored entities	—%	—%	—%
Obligations of states and political subdivisions	26.4%	17.0%	16.9%
U.S. Government sponsored entities' asset-backed securities	49.9%	47.1%	44.4%
Collateralized loan obligations	7.0%	24.7%	30.7%
Corporate debt securities	2.6%	1.7%	1.3%
FHLB stock	1.0%	0.8%	1.2%
FRB stock	1.8%	1.3%	1.0%
Equities	11.3%	7.4%	4.5%
Total	100.0%	100.0%	100.0%

The carrying value of investments in debt securities at December 31, 2025, is shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Table 11 - Investment Maturity Distribution
	One Year or under	Over One Through Five Years	Over Five Through Ten Years	Over Ten Years	Total
December 31, 2025
(In thousands)
Corporate debt securities	$—	$1,956	$18,782	$—	$20,738
Obligations of states and political subdivisions	—	—	98,360	113,463	211,823
Total	$—	$1,956	$117,142	$113,463	$232,561

U.S. Government sponsored entities' asset-backed securities					$399,964
Collateralized loan obligations					56,143

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

Table 12 - Distribution of Assets, Liabilities and Shareholders' Equity
December 31,	2025			2024			2023
(In thousands)	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate	Daily Average	Interest	Average Rate
ASSETS

Loans (1)(2)	$7,924,342	$501,400	6.33%	$7,627,419	$468,566	6.14%	$7,222,479	$400,606	5.55%
Taxable investment securities	784,610	23,734	3.02%	1,081,906	41,718	3.86%	1,386,670	52,786	3.81%
Tax-exempt investment securities (3)	217,999	7,315	3.36%	219,233	6,992	3.19%	400,028	13,881	3.47%
Money market instruments	343,612	14,745	4.29%	157,292	8,121	5.16%	162,544	8,123	5.00%
Total interest earning assets	9,270,563	547,194	5.90%	9,085,850	525,397	5.78%	9,171,721	475,396	5.18%
Non-interest earning assets:
Allowance for credit losses	(90,254)			(85,930)			(87,002)
Cash and due from banks	119,607			129,070			147,414
Premises and equipment, net	65,272			72,689			79,443
Other assets	742,628			699,585			645,978
TOTAL	$10,107,816			$9,901,264			$9,957,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Transaction accounts	$2,151,861	$29,917	1.39%	$2,156,400	$36,351	1.69%	$2,209,846	$32,633	1.48%
Savings deposits	2,868,307	46,504	1.62%	2,688,773	46,438	1.73%	2,727,299	39,143	1.44%
Time deposits	767,751	21,405	2.79%	690,938	21,531	3.12%	572,918	10,699	1.87%
Brokered/bid CD deposits	45,441	1,954	4.30%	160,074	8,063	5.04%	35,952	1,978	5.50%
Total interest bearing deposits	5,833,360	99,780	1.71%	5,696,185	112,383	1.97%	5,546,015	84,453	1.52%
Repurchase agreements	80,207	1,156	1.44%	95,680	1,746	1.82%	146,388	2,583	1.76%
Other short-term borrowings	164	8	4.62%	24,917	1,389	5.58%	36,659	2,138	5.83%
Subordinated notes	128,049	6,285	4.91%	189,399	9,428	4.98%	188,908	9,383	4.97%
Total interest bearing liabilities	6,041,780	107,229	1.77%	6,006,181	124,946	2.08%	5,917,970	98,557	1.67%
Non-interest bearing liabilities:
Demand deposits	2,629,132			2,564,009			2,814,259
Other	131,679			133,954			128,182
Total non-interest bearing liabilities	2,760,811			2,697,963			2,942,441
Shareholders' equity	1,305,225			1,197,120			1,097,143
TOTAL	$10,107,816			$9,901,264			$9,957,554
Tax equivalent net interest income		$439,965			$400,451			$376,839
Net interest spread			4.13%			3.70%			3.51%
Net yield on interest earning assets (net interest margin)			4.75%			4.41%			4.11%
(1)Loan income includes net loan-related origination fee (expense) income, purchase accounting accretion and origination expense in the aggregate amount of $(11.1) million in 2025, $(11.6) million in 2024 and $(12.1) million in 2023.  Loan income also includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2025, 2024 and 2023. The taxable equivalent adjustments were $1.1 million in 2025, $964,000 in 2024 and $811,000 in 2023.
(2)For the purpose of the computation for loans, nonaccrual loans are included in the daily average loans outstanding.
(3)Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2025, 2024 and 2023. The taxable equivalent adjustments were $1.5 million in 2025, $1.5 million in 2024 and $2.9 million in 2023.

Average interest earning assets for 2025 increased $185 million, or 2.0% to $9,271 million, compared to $9,086 million for 2024. The increase was largely due to a $297 million increase in average loans and a $186 million increase in average money markets, partially offset by a $299 million decrease in average investment securities. Average interest earning assets for 2024 decreased $86 million, or 0.9% to $9,086 million, compared to $9,172 million for 2023. The average yield on interest earning assets increased by 12 basis points to 5.90% for 2025, compared to 5.78% for 2024 and 5.18% for 2023.

Loan interest income for 2025, 2024, and 2023 included $2.0 million, $54,000 and $631,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB. In addition, loan interest income included $668,000, $1.2 million and $633,000, respectively, of the accretion of loan purchase accounting adjustments related to the acquisitions of NewDominion and Carolina Alliance. Loan interest income for 2023 included interest and fee income related to PPP loans of $69,000. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on loans was 6.29%, 6.13% and 5.53%, for the years ended December 31, 2025, 2024, and 2023. Excluding the impact of the purchase accounting accretion, SEPH income, and PPP income, the average yield on earning assets was 5.87%, 5.77% and 5.17%, for the years ended December 31, 2025, 2024, and 2023, respectively, and the net interest margin was 4.72%, 4.39% and 4.09%, for the years ended December 31, 2025, 2024, and 2023, respectively.

Average interest bearing liabilities for 2025 increased by $36 million, or 0.6%, to $6,042 million, compared to $6,006 million for 2024. Average interest bearing liabilities for 2024 increased by $88 million, or 1.5%, to $6,006 million, compared to $5,918 million for 2023. The average cost of interest bearing liabilities decreased by 31 basis points to 1.77% for 2025, compared to 2.08% for 2024 and 1.67% for 2023.
The table below shows for the years ended December 31, 2025, 2024, and 2023, the average balance and tax equivalent yield by type of loan.

Table 13 - Average Loans and Tax Equivalent Yield
Year Ended December 31,	2025		2024		2023
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$220,197	7.32%	$186,466	8.34%	$169,570	8.17%
Installment loans	1,886,584	6.94%	1,946,060	6.46%	1,942,428	5.49%
Real estate loans	1,481,522	5.50%	1,389,914	5.08%	1,253,919	4.38%
Commercial loans (1)	4,332,962	6.29%	4,099,623	6.25%	3,852,174	5.83%
Other	3,077	10.06%	5,356	6.26%	4,388	8.07%
Total loans and leases before allowance for credit losses	$7,924,342	6.33%	$7,627,419	6.14%	$7,222,479	5.55%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate in 2025, 2024 and 2023. The taxable equivalent adjustments were $1.1 million in 2025, $964,000 in 2024 and $811,000 in 2023.

Loan interest income for 2025, 2024 and 2023 included $2.0 million, $54,000 and $631,000, respectively, related to payments received on certain SEPH nonaccrual loan relationships, some of which are participated with PNB, as well as $668,000, $1.2 million and $633,000 of purchase accounting accretion for 2025, 2024 and 2023, respectively. Interest income for 2023 included interest and fee income related to PPP loans of $69,000. Below is a summary of the impact of these items on the tax equivalent yield of loans.

•The amount of interest related to purchase accounting accretion included in home equity loan interest income for 2025, 2024 and 2023 was $73,000, $184,000 and $79,000, respectively. Excluding the impact of these items, the average tax equivalent yield on home equity loans was 7.29%, 8.23% and 8.11%, respectively.
•The amount of interest related to purchase accounting accretion included in real estate loan interest income for 2024 and 2023 was $80,000 and $4,000, respectively. Excluding the impact of these items, the average tax equivalent yield on real estate loans was 5.07% and 4.38%, respectively. There was no purchase accounting accretion included in real estate loan interest income for 2025.

•The amount of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion included in commercial loan interest income for 2025, 2024 and 2023 was $2.0 million, $935,000 and $1.2 million, respectively. Excluding the impact of these items, the average tax equivalent yield on commercial loans was 6.23%, 6.23% and 5.80%, for 2025, 2024 and 2023, respectively.
•Excluding the impact of interest related to PPP income, SEPH nonaccrual loan relationships and purchase accounting accretion, the average tax equivalent yield on total loans and leases was 6.29%, 6.13% and 5.53%, for 2025, 2024 and 2023, respectively.

The table below shows for the years ended December 31, 2025, 2024, and 2023, the average balance and cost of funds by type of deposit.

Table 14 - Average Deposits and Cost of Funds
Year Ended December 31,	2025		2024		2023
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,151,861	1.39%	$2,156,400	1.69%	$2,209,846	1.48%
Savings deposits and clubs	2,868,307	1.62%	2,688,773	1.73%	2,727,299	1.44%
Time deposits	767,751	2.79%	690,938	3.12%	572,918	1.87%
Brokered/bid CD deposits	45,441	4.30%	160,074	5.04%	35,952	5.50%
Total interest bearing deposits	$5,833,360	1.71%	$5,696,185	1.97%	$5,546,015	1.52%

The following table displays (for each quarter of 2025) the average balance of interest earning assets, the net interest income and the tax equivalent net interest income and net interest margin.

Table 15 - Quarterly Net Interest Margin
(In thousands)	Average Interest Earning Assets	Net Interest Income	Tax Equivalent Net Interest Income	Tax Equivalent Net Interest Margin
First Quarter	$9,210,385	$104,377	$104,984	4.62%
Second Quarter	9,252,016	108,991	109,666	4.75%
Third Quarter	9,388,308	111,017	111,702	4.72%
Fourth Quarter	9,230,035	112,926	113,613	4.88%
2025	$9,270,563	$437,311	$439,965	4.75%

In the following table, the change in tax equivalent interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 16 - Volume/Rate Variance Analysis
	Change from 2024 to 2025			Change from 2023 to 2024
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$18,240	$14,594	$32,834	$22,461	$45,499	$67,960
Taxable investments	(11,464)	(6,520)	(17,984)	(11,601)	533	(11,068)
Tax-exempt investments	(39)	362	323	(6,274)	(615)	(6,889)
Money market instruments	9,620	(2,996)	6,624	(263)	261	(2)
Total interest income	$16,357	$5,440	$21,797	$4,323	$45,678	$50,001
Interest expense:
Transaction accounts	$(77)	$(6,357)	$(6,434)	$(789)	$4,507	$3,718
Savings accounts	3,101	(3,035)	66	(553)	7,848	7,295
Time deposits and brokered/bid CD deposits	(1,315)	(4,920)	(6,235)	5,041	11,876	16,917
Short-term borrowings	(1,045)	(926)	(1,971)	(1,610)	24	(1,586)
Subordinated notes	(3,054)	(89)	(3,143)	25	20	45
Total interest expense	(2,390)	(15,327)	(17,717)	2,114	24,275	26,389
Net variance	$18,747	$20,767	$39,514	$2,209	$21,403	$23,612

Other Income:  Other income was $119.9 million for 2025, compared to $122.6 million for 2024 and $92.6 million for 2023.

The following table displays total other income for Park in 2025, 2024 and 2023.

Table 17 - Other Income
Year Ended December 31,
(In thousands)	2025	2024	2023
Income from fiduciary activities	$45,770	$42,489	$35,474
Service charges on deposit accounts	10,051	9,001	8,445
Other service income	14,482	11,743	10,300
Debit card fee income	25,793	25,873	26,522
Bank owned life insurance income	6,610	7,770	5,338
ATM fees	1,406	1,840	2,178
Pension settlement gain	—	6,148	—
Loss on sale of debt securities, net	(2,250)	(526)	(7,875)
Gain on equity securities, net	4,664	3,080	971
Other components of net periodic benefit income	9,376	9,263	7,572
Miscellaneous	3,979	5,907	3,709
Total other income	$119,881	$122,588	$92,634

Income from fiduciary activities increased by $3.3 million, or 7.7%, to $45.8 million in 2025, compared to $42.5 million in 2024. The $42.5 million in 2024 was an increase of $7.0 million, or 19.8%, compared to $35.5 million in 2023. The majority of fiduciary fees are calculated on a lag, based on the market value of the assets under management. The average market value of the wealth management assets managed by PNB was $9.07 billion in 2025, compared to $8.58 billion in 2024 and $7.69 billion in 2023. The increase in fiduciary fee income in 2025 was largely due to an increase in the market value of assets under management. The increase in fiduciary fee income in 2024 was largely due to an increase in the market value of assets under management as well as updates to the fee structure.

Service charges on deposit accounts increased $1.1 million, or 11.7%, to $10.1 million in 2025, compared to $9.0 million in 2024. The $9.0 million in 2024 was an increase of $556,000, or 6.6%, compared to $8.4 million in 2023. The increases in 2025 and 2024 were related to increases in service charges on demand deposit accounts, partially offset by decreases in non-sufficient funds (NSF) fee income.

Other service income increased $2.7 million, or 23.3%, to $14.5 million in 2025, compared to $11.7 million in 2024. The $11.7 million in 2024 was an increase of $1.4 million, or 14.0%, compared to $10.3 million in 2023. The increase in 2025 compared to 2024 was primarily due to an increase in other service income related to mortgage loan originations and commercial related other service income, including a $957,000 increase in fee income related to mortgage loan originations to be sold in the secondary market, a $578,000 increase in mortgage servicing rights income and a $458,000 increase in commercial related other service income. The increase in 2024 compared to 2023 was primarily due to an increase in other service income related to mortgage loan originations, including a $950,000 increase in fee income related to mortgage loan originations to be sold in the secondary market and a $400,000 increase in mortgage servicing rights income. Park has experienced increases in mortgage loan origination volume resulting in increases in other service income. A summary of mortgage loan originations for the years ended December 31, 2025, 2024 and 2023 as follows.

Table 18 - Mortgage Loan Origination Volume
Year Ended December 31,
(In thousands)	2025	2024	2023
Sold	$170,383	$107,665	$59,386
Portfolio	203,705	233,237	249,151
Construction	70,977	81,887	92,612
Service released	15,950	8,241	5,825
Total mortgage loan originations	$461,015	$431,030	$406,974

Refinances as a % of Total Mortgage Loan Originations	15.9%	15.3%	17.4%
Debit card fee income, which is generated from debit card transactions, decreased $80,000, or 0.3%, to $25.8 million in 2025, compared to $25.9 million in 2024. The $25.9 million in 2024 was a decrease of $649,000, or 2.4%, compared to $26.5 million in 2023. The decreases in 2025 and 2024 were attributable to a decrease in the average blended interchange rate per transaction, which is influenced by various factors, including the average spend per transaction. This decrease was partially offset by continued increases in both the volume of debit card transactions and increases in total sales dollars of debit card transactions. Debit card transaction volume increased 0.99% in 2025 from 2024 and increased 1.3% in 2024 from 2023. Total sales dollars of debit card transactions increased 3.2% in 2025 from 2024 and increased 1.4% in 2024 from 2023. Park continues to focus on deposit offerings that provide incentives for our customers to use their debit card.

Bank owned life insurance income decreased $1.2 million, or 14.9%, to $6.6 million in 2025 compared to $7.8 million in 2024. The $7.8 million in 2024 was an increase of $2.4 million, or 45.6%, compared to $5.3 million in 2023. The decrease in 2025 and the increase in 2024 was related to death benefit income of $463,000 recognized in 2025, compared to $2.0 million recognized in 2024 and $325,000 recognized in 2023.

During 2024, Park recognized a $6.1 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. There was no pension settlement gain recognized during 2025 or 2023.

During 2025, Park sold certain AFS debt securities with a book value of $79.1 million at a gross loss of $2.3 million. During 2024, Park sold certain AFS debt securities with a book value of $42.3 million at a gross loss of $553,000 and sold certain AFS debt securities with a book value of $2.3 million for a gross gain of $27,000. During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million.
During the years ended December 31, 2025, 2024 and 2023, $3.5 million, $2.6 million and $600,000, respectively, of gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net". For the years ended December 31, 2025, 2024 and 2023, $1.2 million, $468,000 and $371,000, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net".

Other components of net periodic pension benefit income increased $113,000, or 1.2%, to $9.4 million in 2025, compared to $9.3 million in 2024. The $9.3 million in 2024 was an increase of $1.7 million, or 22.3%, compared to $7.6 million in 2023. The increase in 2025 was largely due to a decrease in interest cost, partially offset by a decrease in the expected return on plan assets. The increase in 2024 was largely due to an increase in the expected return on plan assets.

Miscellaneous income decreased by $1.9 million, or 32.6%, to $4.0 million in 2025, compared to $5.9 million in 2024. The $5.9 million in 2024 was an increase of $2.2 million, or 59.3%, compared to $3.7 million in 2023. The decrease in 2025 was primarily due to a decrease in net gains on the sale and disposal of assets, largely due to the impact of strategic initiatives, and an increase in the loss on sale of repossessed assets. The increase in 2024 was primarily due to an increase in the net gain on the sale of assets, an increase in filing fee income, an increase in net gains on the sale of repossessed assets and a decrease in OREO devaluations, partially offset by a decline in miscellaneous income that was received in 2023 as the result of an investment fund liquidation.

Other Expense: Other expense was $324.4 million in 2025, compared to $321.3 million in 2024 and $309.2 million in 2023. Other expense increased by $3.0 million, or 0.9% in 2025 compared to 2024 and increased by $12.1 million, or 3.9% in 2024 compared to 2023. The following table displays total other expense for Park for 2025, 2024 and 2023.

Table 19 - Other Expense
Year Ended December 31,
(In thousands)	2025	2024	2023
Salaries	$152,735	$147,311	$139,237
Employee benefits	40,362	41,724	42,264
Occupancy expense	13,379	12,816	13,114
Furniture and equipment expense	8,761	9,983	12,233
Data processing fees	45,269	40,564	37,637
Professional fees and services	31,452	31,146	29,173
Marketing	6,074	6,318	5,471
Insurance	6,355	6,735	7,640
Communication	4,519	4,097	4,210
State tax expense	4,899	4,500	4,657
Amortization of intangible assets	1,042	1,215	1,323
Foundation contributions	1,000	2,000	1,000
Miscellaneous	8,534	12,930	11,280
Total other expense	$324,381	$321,339	$309,239
Full-time equivalent employees	1,694	1,725	1,782
Salaries expense increased by $5.4 million, or 3.7% to $152.7 million in 2025, compared to $147.3 million in 2024. The $147.3 million in 2024 was an increase of $8.1 million, or 5.8%, compared to $139.2 million in 2023. The increase in 2025 was due to an increase of $3.2 million in salaries expense, a $1.5 million increase in officer incentive compensation expense and a $1.1 million increase in share-based compensation expenses related to PBRSU awards granted under the 2017 Employee LTIP, partially offset by a $336,000 decrease in additional compensation expense. The increase in 2024 was due to an increase in salaries expense of $4.9 million, a $2.6 million increase in officer incentive compensation expense, and a $1.2 million increase in additional compensation expense, partially offset by a $340,000 decrease in share-based compensation expenses related to PBRSU and TBRSU awards granted under the 2017 Employee LTIP and a $288,000 decrease in the vacation expense accrual.

Park had 1,694 full-time equivalent employees at year-end 2025, compared to 1,725 full-time equivalent employees at year-end 2024 and compared to 1,782 full-time equivalent employees at year-end 2023.

Employee benefits expense decreased by $1.4 million, or 3.3%, to $40.4 million for 2025, compared to $41.7 million for 2024. The $41.7 million for 2024 was a decrease of $540,000, or 1.3%, compared to $42.3 million in 2023. The decrease in 2025 was due to a $1.4 million decrease in group insurance costs, a $408,000 decrease in supplemental retirement plan expense and a $390,000 decrease in pension plan expense, partially offset by a $254,000 increase in payroll tax expense and a $291,000 increase in KSOP match expense. The decrease in 2024 was due to a $1.9 million decrease in group insurance costs, partially offset by a $680,000 increase in pension plan expense, a $310,000 increase in the KSOP match and a $175,000 increase in payroll tax expense.

Occupancy expense increased by $563,000, or 4.4%, to $13.4 million in 2025, compared to $12.8 million in 2024. The $12.8 million in 2024 was a decrease of $298,000, or 2.3%, compared to $13.1 million in 2023. The $563,000 increase in 2025 was primarily due to increased expense for the rental of leased space and increased depreciation and amortization expense, partially offset by decreased maintenance and repairs expense. The $298,000 decrease in 2024 was primarily due to decreased expense for the rental of leased space and decreased utilities expense, partially offset by increases in maintenance and repairs expense, which included expenses related to a building demolition.

Furniture and equipment expense decreased $1.2 million, or 12.2%, to $8.8 million in 2025, compared to $10.0 million in 2024. The $10.0 million in 2024 was a decrease of $2.3 million, or 18.4%, compared to $12.2 million in 2023. The decrease in 2025 was primarily related to decreased depreciation expense. The decrease in 2024 was primarily related to decreased depreciation expense and decreased expenses related to repairs on maintenance and equipment.

Data processing fees increased by $4.7 million, or 11.6%, to $45.3 million, compared to $40.6 million in 2024. The $40.6 million in 2024 was an increase of $2.9 million, or 7.8%, compared to $37.6 million in 2023. The increase in 2025 was primarily related to an increase in software expenses of $5.7 million, partially offset by a decrease in debit card processing costs of $1.0 million. The increase in 2024 primarily related to an increase in software expenses of $5.9 million, partially offset by a decrease in debit card processing costs of $3.0 million.

Professional fees and services increased $306,000, or 1.0%, to $31.5 million in 2025, compared to $31.1 million in 2024. The $31.1 million in 2024 was an increase of $2.0 million, or 6.8%, compared to $29.2 million in 2023. This subcategory of total other expense includes legal fees, management consulting fees, directors' fees, audit fees, regulatory examination fees and memberships in industry associations. The $306,000 increase in 2025 was related to increases in management consulting fees, temporary wages and legal expense, partially offset by decreases in directors fees, other fees and recruiting fees. The $2.0 million increase in 2024 related to increases in management consulting fees, credit services expense, IntraFi insured deposit fees, temporary wages and recruiting fees, partially offset by decreases in legal fees and other fees.

Marketing expense decreased by $244,000, or $3.9%, to $6.1 million in 2025, compared to $6.3 million in 2024. The $6.3 million in 2024 was an increase of $847,000, or 15.5%, compared to $5.5 million in 2023. The $244,000 decrease in 2025 was primarily due to decreases in organization dues, special events and customer entertainment expense. The $847,000 increase in 2024 was primarily due to an increase in advertising expense.

Insurance expense decreased by $380,000, or 5.6%, to $6.4 million, compared to $6.7 million in 2024. The $6.7 million in 2024 was a decrease of $905,000, or 11.8%, compared to $7.6 million in 2023. The decreases in 2025 and 2024 were related to decreases in FDIC assessment expense.

The subcategory "Miscellaneous" other expense includes expenses for supplies, travel, and other miscellaneous expense. The subcategory Miscellaneous other expense decreased by $4.4 million, or 34.0%, to $8.5 million in 2025 compared to $12.9 million in 2024. The $12.9 million in 2024 was an increase of $1.7 million, or 14.6%, compared to $11.3 million in 2023. The decrease in 2025 was related to decreases in fraud and other non loan related losses, provision for unfunded credit losses and other miscellaneous expenses. The increase in 2024 was related to increases in fraud and other non loan related losses as well as an increase in the provision for unfunded credit losses.

Efficiency Ratio: The following table details the calculation of the efficiency ratio for the years ended December 31, 2025, 2024, and 2023.

Table 20 - Efficiency ratio(1)	Year Ended December 31,
(In thousands)	2025	2024	2023
Net interest income	$437,311	$398,019	$373,113
Add: Tax equivalent adjustment (2)	2,654	2,432	3,726
Net interest income - Fully tax equivalent	$439,965	$400,451	$376,839

Total other income	$119,881	$122,588	$92,634

Total other expense	$324,381	$321,339	$309,239

Efficiency ratio	57.94%	61.44%	65.87%
(1) Calculated by dividing "Total other expense" by the sum of fully-tax equivalent net interest income and "Total other income."
(2) The tax equivalent adjustment to net interest income was calculated assuming a 21% corporate federal income tax rate for 2025, 2024 and 2023.

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

The following table details those items which management believes impacts the comparability of current and prior period amounts.

Table 21 - Items impacting comparability	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023	Affected Line Item
Net interest income	$437,311	$398,019	$373,113
less purchase accounting accretion related to NewDominion and Carolina Alliance acquisitions	668	1,154	633	Interest and fees on loans
less interest income on former Vision Bank relationships	2,030	54	631	Interest and fees on loans
Net interest income - adjusted	$434,613	$396,811	$371,849

Provision for credit losses	$11,488	$14,543	$2,904
less recoveries on former Vision Bank relationships	(1,818)	(1,304)	(788)	Provision for credit losses
Provision for credit losses - adjusted	$13,306	$15,847	$3,692

Total other income	$119,881	$122,588	$92,634
less pension settlement gain	—	6,148	—	Pension settlement gain
less impact of strategic initiatives	(156)	775	(1,038)	Miscellaneous income
less Vision related OREO valuation adjustments, net	(229)	115	(370)	Miscellaneous income
less other service income related to former Vision Bank relationships	331	312	175	Other service income
less loss on the sale of debt securities, net	(2,250)	(526)	(7,875)	Loss on the sale of debt securities, net
Total other income - adjusted	$122,185	$115,764	$101,742

Table 21 - Items impacting comparability (continued)	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023	Affected Line Item
Total other expense	$324,381	$321,339	$309,239
less core deposit intangible amortization related to NewDominion and Carolina Alliance acquisitions	1,042	1,215	1,323	Amortization of intangible assets
less building demolition costs	—	458	—	Occupancy expense
less restructuring costs	989	—	—	Salaries expense
less merger related expenses related to First Citizens acquisition	1,509	—	—	Professional fees and services
less merger related expenses related to First Citizens acquisition	47	—	—	Miscellaneous expense
less Foundation contributions	1,000	2,000	1,000	Foundation contributions
less direct expenses related to collection of payments on former Vision Bank loan relationships	690	215	100	Professional fees and services
Total other expense - adjusted	$319,104	$317,451	$306,816

Tax effect of adjustments to net income identified above (7)	$644	$(1,144)	$1,991

Net income - reported	$180,073	$151,420	$126,734
Net income - adjusted (6)	$182,494	$147,116	$134,222

Diluted earnings per common share (1)	$11.11	$9.32	$7.80
Diluted earnings per common share, adjusted (1)(6)	$11.26	$9.06	$8.26

Return on average assets (1)(2)	1.78%	1.53%	1.27%
Return on average assets, adjusted (1)(2)(6)	1.81%	1.49%	1.35%

Return on average tangible assets (1)(2)(4)	1.81%	1.56%	1.29%
Return on average tangible assets, adjusted (1)(2)(4)(6)	1.83%	1.51%	1.37%

Return on average shareholders' equity (1)(2)	13.80%	12.65%	11.55%
Return on average shareholders' equity, adjusted (1)(2)(6)	13.98%	12.29%	12.23%

Return on average tangible equity (1)(2)(3)	15.76%	14.65%	13.60%
Return on average tangible equity, adjusted (1)(2)(3)(6)	15.97%	14.24%	14.40%

Efficiency ratio (5)	57.94%	61.44%	65.87%
Efficiency ratio, adjusted (5)(6)	57.04%	61.64%	64.28%

Net interest margin (5)	4.75%	4.41%	4.11%
Net interest margin, adjusted (5)(6)	4.72%	4.39%	4.09%

Table 21 - Items impacting comparability (continued)
Financial Reconciliations
(1) Reported measure uses net income.

(2) Averages are for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION OF AVERAGE SHAREHOLDERS' EQUITY TO AVERAGE TANGIBLE EQUITY:
	Year Ended December 31,
	2025	2024	2023
AVERAGE SHAREHOLDERS' EQUITY	$1,305,225	$1,197,120	$1,097,143
Less: Average goodwill and other intangible assets	162,536	163,669	164,960
AVERAGE TANGIBLE EQUITY	$1,142,689	$1,033,451	$932,183

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equal average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION OF AVERAGE ASSETS TO AVERAGE TANGIBLE ASSETS
	Year Ended December 31,
	2025	2024	2023
AVERAGE ASSETS	$10,107,816	$9,901,264	$9,957,554
Less: Average goodwill and other intangible assets	162,536	163,669	164,960
AVERAGE TANGIBLE ASSETS	$9,945,280	$9,737,595	$9,792,594

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

RECONCILIATION OF FULLY TAXABLE EQUIVALENT NET INTEREST INCOME TO NET INTEREST INCOME
	Year Ended December 31,
	2025	2024	2023
Interest income	$544,540	$522,965	$471,670
FTE adjustment	2,654	2,432	3,726
FTE interest income	$547,194	$525,397	$475,396
Interest expense	107,229	124,946	98,557
FTE net interest income	$439,965	$400,451	$376,839

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

(8) Tangible equity equals total shareholders' equity less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL SHAREHOLDERS' EQUITY TO TANGIBLE EQUITY:
	Year Ended December 31,
	2025	2024	2023
TOTAL SHAREHOLDERS' EQUITY	$1,352,793	$1,243,848	$1,145,293
Less: Goodwill and other intangible assets	161,990	163,032	164,247
TANGIBLE EQUITY	$1,190,803	$1,080,816	$981,046

Table 21 - Items impacting comparability (continued)

(9) Tangible assets equal total assets less goodwill and other intangible assets, in each case at the end of the period.

RECONCILIATION OF TOTAL ASSETS TO TANGIBLE ASSETS:
	Year Ended December 31,
	2025	2024	2023
TOTAL ASSETS	$9,805,013	$9,805,350	$9,836,453
Less: Goodwill and other intangible assets	161,990	163,032	164,247
TANGIBLE ASSETS	$9,643,023	$9,642,318	$9,672,206

(10) Pre-tax, pre-provision ("PTPP") net income is calculated as net income, plus income taxes, plus the provision for credit losses, in each case during the applicable period. PTPP net income is a common industry metric utilized in capital analysis and review. PTPP is used to assess the operating performance of Park while excluding the impact of the provision for credit losses.

RECONCILIATION OF PRE-TAX, PRE-PROVISION NET INCOME
	Year Ended December 31,
	2025	2024	2023
Net income	$180,073	$151,420	$126,734
Plus: Income taxes	41,250	33,305	26,870
Plus: Provision for credit losses	11,488	14,543	2,904
Pre-tax, pre-provision net income	$232,811	$199,268	$156,508

Income Taxes:
Income tax expense was $41.3 million in 2025 and consisted of federal income tax expense of $39.1 million and state income tax expense of $2.2 million. Income tax expense was $33.3 million in 2024 and consisted of federal income tax expense of $31.8 million and state income tax expense of $1.5 million. Income tax expense was $26.9 million in 2023 and consisted of federal income tax expense of $25.7 million and state income tax expense of $1.2 million. The effective income tax rate was 18.6% in 2025, 18.0% in 2024 and 17.5% in 2023.

The difference between the statutory federal corporate income tax rate of 21% and Park’s effective tax rate reflected permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on common shares held within Park’s salary deferral plan, offset by the impact of state income taxes. Park's permanent federal tax differences were approximately $7.4 million in 2025, compared to $7.0 million in 2024 and $6.6 million in 2023. Park expects permanent federal tax differences for 2026 will be approximately $6.3 million.

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

The table below provides additional information on the provision for credits losses and the ACL for 2025, 2024 and 2023.

Table 22 - ACL Activity
(In thousands)	2025	2024	2023
ACL, beginning balance	$87,966	$83,745	$85,379
Cumulative change in accounting principle; adoption of ASU 2022-02	—	—	383
Charge-offs	16,624	18,334	10,863
Recoveries	(10,143)	(8,012)	(5,942)
Net charge-offs	6,481	10,322	4,921
Provision for credit losses:	11,488	14,543	2,904
ACL, ending balance	$92,973	$87,966	$83,745
Average loans	$7,924,342	$7,627,419	$7,222,479
Net charge-offs as a percentage of average loans	0.08%	0.14%	0.07%

For the year ended December 31, 2025, gross income of $5.9 million would have been recognized on loans that were nonaccrual as of December 31, 2025 had these loans been current in accordance with their original terms. Interest income on nonaccrual loans may be recorded on a cash basis and be included in income only when Park expects to receive the entire recorded investment of the loan. Of the $5.9 million that would have been recognized, approximately $4.1 million was included in interest income for the year ended December 31, 2025 as a result of payments made.

At year-end 2025, the allowance for credit losses was $93.0 million, or 1.15%, of total loans outstanding, compared to $88.0 million, or 1.13%, of total loans outstanding at year-end 2024, and $83.7 million, or 1.12% of total loans outstanding at year-end 2023.

The following table provides additional information related to the allowance for credit losses for Park, including information related to individual reserves and collective reserves, at December 31, 2025, December 31, 2024 and December 31, 2023. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are also to be individually evaluated and a review of classified credits is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated.

Table 23- Allowance for Credit Losses Summary
(Dollars in thousands)	12/31/2025	12/31/2024	12/31/2023
Total allowance for credit losses	$92,973	$87,966	$83,745
Allowance on accruing PCD loans	—	—	—
Reserves on individually evaluated loans - accruing	—	—	—
Reserves on individually evaluated loans - nonaccrual	739	1,299	4,983
General reserves on collectively evaluated loans	$92,234	$86,667	$78,762

Total loans	$8,051,242	$7,817,128	$7,476,221
Accruing PCD loans	1,990	2,174	2,835
Individually evaluated loans - accrual	18,365	15,290	—
Individually evaluated loans - nonaccrual	46,924	53,149	45,215
Collectively evaluated loans	$7,983,963	$7,746,515	$7,428,171

Allowance for credit losses as a % of period end loans	1.15%	1.13%	1.12%
General reserve as a % of collectively evaluated loans	1.16%	1.12%	1.06%

The allowance for credit losses of $93.0 million at December 31, 2025 represented a $5.0 million, or 5.7%, increase compared to $88.0 million at December 31, 2024. The increase was due to a $5.6 million increase in general reserves, partially offset by a $560,000 decrease in individual reserves on nonaccrual loans. The $5.6 million increase in general reserves takes into account changing economic forecasts and prepayment and curtailment speeds, while balancing the risks associated with other economic factors. Additionally, the $5.6 million increase in general reserves included a $2.3 million additional qualitative reserve related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of December 31, 2025, the loans in these special purpose mortgage loan programs totaled $234.2 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs. Management will continue to evaluate this portfolio as additional information becomes available.

The allowance for credit losses of $88.0 million at December 31, 2024 represented a $4.2 million, or 5.0%, increase compared to $83.7 million at December 31, 2023. The increase was due to a $7.9 million increase in general reserves and a $3.7 million decrease in individual reserves on nonaccrual loans. The $7.9 million increase in general reserves took into account changing economic forecasts and prepayment and curtailment speeds, while balancing the risks associated with other economic factors. Additionally, the $7.9 million increase in general reserves included a $757,000 additional reserve related to Hurricane Helene which impacted borrowers in Park's Carolina region. The decrease in individual reserves at December 31, 2024 compared to December 31, 2023 was primarily related to $4.2 million in charge-offs related to two relationships that previously carried individual reserves, partially offset by new or increasing reserves on other credits.

The composition of the ACL at December 31, 2025 and December 31, 2024 was as follows:

Table 24 - ACL Composition
	December 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$729	$—	$—	$—	$—	$10	$739
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	13,413	18,177	7,709	27,344	25,393	198	92,234
Accruing acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973

Loan balance:
Individually evaluated for impairment - nonaccrual	$15,735	$28,879	$577	$1,565	$—	$168	$46,924
Individually evaluated for impairment - accrual	18,365	—	—	—	—	—	18,365
Loans collectively evaluated for impairment	1,178,050	2,178,456	398,306	2,373,694	1,823,247	32,210	7,983,963
Accruing loans acquired with deteriorated credit quality	—	1,325	542	123	—	—	1,990
Total ending loan balance	$1,212,150	$2,208,660	$399,425	$2,375,382	$1,823,247	$32,378	$8,051,242

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	4.63%	—%	—%	—%	—%	5.95%	1.57%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	1.14%	0.83%	1.94%	1.15%	1.39%	0.61%	1.16%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.17%	0.82%	1.93%	1.15%	1.39%	0.64%	1.15%

Table 24 - ACL Composition (continued)
	December 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$1,259	$—	$—	$40	$—	$—	$1,299
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Collectively evaluated for impairment	11,424	19,571	7,125	22,315	26,081	151	86,667
Accruing acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966

Loan balance:
Individually evaluated for impairment - nonaccrual	$24,194	$23,230	$8	$5,700	$—	$17	$53,149
Individually evaluated for impairment - accrual	15,290	—	—	—	—	—	15,290
Loans collectively evaluated for impairment	1,230,101	1,969,785	411,988	2,194,457	1,910,372	29,812	7,746,515
Accruing loans acquired with deteriorated credit quality	—	1,317	581	276	—	—	2,174
Total ending loan balance	$1,269,585	$1,994,332	$412,577	$2,200,433	$1,910,372	$29,829	$7,817,128

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	5.20%	—%	—%	0.70%	—%	—%	2.44%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	0.93%	0.99%	1.73%	1.02%	1.37%	0.51%	1.12%
Accruing loans acquired with deteriorated credit quality	—%	—%	—%	—%	—%	—%	—%
Total	1.00%	0.98%	1.73%	1.02%	1.37%	0.51%	1.13%

Management believes that the allowance for credit losses at year-end 2025 is adequate to absorb estimated life of loan credit losses in the loan portfolio. See "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K, and the discussion under the heading “CRITICAL ACCOUNTING POLICIES” earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information on management’s evaluation of the adequacy of the allowance for credit losses.

ACL Detail by Loan Type: The following tables breakdown the allowance for credit losses and components by loan type.

The table below provides a summary of Park's loan loss experience over the past three years:

Table 25 - Summary of Loan Credit Loss Experience
(In thousands)	2025	2024	2023

Average loans	$7,924,342	$7,627,419	$7,222,479

Allowance for credit losses:
Beginning balance	87,966	83,745	85,379
Adoption of ASU 2022-02	—	—	383

Charge-offs:
Commercial, financial and agricultural	3,022	5,443	1,226
Construction real estate	—	—	546
Residential real estate	253	31	44
Commercial real estate	103	99	754
Consumer	13,246	12,753	8,293
Leases	—	8	—
Total charge-offs	$16,624	$18,334	$10,863

Recoveries:
Commercial financial, and agricultural	$884	$438	$292
Construction real estate	1,116	1,067	548
Residential real estate	143	366	482
Commercial real estate	1,802	825	240
Consumer	6,197	5,315	4,379
Leases	1	1	1
Total recoveries	$10,143	$8,012	$5,942

Net charge-offs	$6,481	$10,322	$4,921
Provision included in net income	11,488	14,543	2,904
Ending balance	$92,973	$87,966	$83,745

Ratio of net charge-offs to average loans	0.08%	0.14%	0.07%
Ratio of allowance for credit losses to end of year loans	1.15%	1.13%	1.12%

The follow table presents net-charge offs (recoveries), average loans outstanding, and net charge-offs (recoveries) as a percentage of average loans, by type of loan over the past three years:

Table 26- Net Charge-Offs (Recoveries) to Average Loans
Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans
Commercial, financial, and agricultural	$2,138	$1,210,494	0.18%	$5,005	$1,277,654	0.39%	$934	$1,262,791	0.07%
Construction real estate	(1,116)	432,874	(0.26)%	(1,067)	348,195	(0.31)%	(2)	292,920	—%
Residential real estate	110	2,293,520	—%	(335)	2,101,285	(0.02)%	(438)	1,894,891	(0.02)%
Commercial real estate	(1,699)	2,086,590	(0.08)%	(726)	1,936,959	(0.04)%	514	1,818,935	0.03%
Consumer	7,049	1,870,786	0.38%	7,438	1,935,322	0.38%	3,914	1,933,669	0.20%
Leases	(1)	30,078	—%	7	28,004	0.02%	(1)	19,273	(0.01)%
Total	$6,481	$7,924,342	0.08%	$10,322	$7,627,419	0.14%	$4,921	$7,222,479	0.07%

The following table summarizes Park's allocation of the allowance for credit losses for the past three years:

Table 27- Allocation of Allowance for Credit Losses
December 31,	2025		2024		2023
(In thousands)	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category	Allowance	Percent of Loans Per Category
Commercial, financial, and agricultural	$14,142	15.06%	$12,683	16.24%	$15,496	17.33%
Construction real estate	7,709	4.96%	7,125	5.28%	5,227	4.08%
Residential real estate	27,344	29.50%	22,355	28.15%	18,818	27.15%
Commercial real estate	18,177	27.43%	19,571	25.51%	16,374	25.09%
Consumer	25,393	22.65%	26,081	24.44%	27,713	26.03%
Leases	208	0.40%	151	0.38%	117	0.32%
Total	$92,973	100.00%	$87,966	100.00%	$83,745	100.00%

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

The following is a summary of Park’s nonperforming assets at the end of the last three years:

Table 28 - Nonperforming Assets
	December 31,
(In thousands)	2025	2024	2023
Nonaccrual loans	$66,515	$68,178	$60,259
Loans past due 90 days or more and accruing	2,738	1,754	859
Total nonperforming loans	$69,253	$69,932	$61,118
OREO	729	938	983
Total nonperforming assets	$69,982	$70,870	$62,101
Percentage of nonperforming loans to total loans	0.86%	0.89%	0.82%
Percentage of nonperforming assets to total loans	0.87%	0.91%	0.83%
Percentage of nonperforming assets to total assets	0.71%	0.72%	0.63%
Percentage of nonaccrual loans to total loans	0.83%	0.87%	0.81%
Allowance for credit losses to nonaccrual loans	139.78%	129.02%	138.98%

Park classifies loans as nonaccrual when 1) a loan is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at December 31, 2025, 2024, and 2023. Loans are classified as current if they are less than 30 days past due.

Table 29 - Delinquency Status of Nonaccrual Loans
	December 31, 2025		December 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$50,489	0.63%	$44,135	0.56%	$38,956	0.52%
Nonaccrual loans - past due	16,026	0.20%	24,043	0.31%	21,303	0.29%
Total nonaccrual loans	$66,515	0.83%	$68,178	0.87%	$60,259	0.81%

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

The following table highlights the credit trends within the commercial loan portfolio.

Table 30- Commercial Credit Trends
Commercial loans * (In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Pass rated	$4,381,440	$4,094,178	$3,905,673
Special Mention	51,411	81,090	57,236
Substandard	4,320	3,484	3,414
Individually evaluated for impairment - accrual	18,365	15,290	—
Individually evaluated for impairment - nonaccrual	46,924	53,149	45,215
Accruing PCD	1,914	2,095	2,760
Total	$4,504,374	$4,249,286	$4,014,298
*Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) commercial related loans in the construction portfolio; (4) commercial related loans in the residential real estate portfolio; and (5) leases.

Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse. Park had $74.1 million of accruing commercial loans included on the watch list at December 31, 2025, compared to $99.9 million at December 31, 2024, and $60.7 million at December 31, 2023. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $31.4 million, or 0.39% of total loans at December 31, 2025, compared to $28.4 million, or 0.36% of total loans at December 31, 2024, and $23.5 million, or 0.31% of total loans at December 31, 2023.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and a review of classified credits is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated. Individual analysis establishes an individual reserve for loans in scope.  Reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate. The amount ultimately charged off for these loans may be different from the reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

Nonaccrual individually evaluated commercial loans were $46.9 million at December 31, 2025, a decrease of $6.2 million, compared to $53.1 million at December 31, 2024 and an increase of $1.7 million, compared to $45.2 million at December 31, 2023. Accruing individually evaluated commercial loans were $18.4 million at December 31, 2025, compared to $15.3 million at December 31, 2024, and compared to no accruing individually evaluated commercial loans at December 31, 2023.

At December 31, 2025, Park had taken partial charge-offs of $4.7 million related to the $46.9 million of the nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $5.0 million related to the $53.1 million of nonaccrual individually evaluated commercial loans at December 31, 2024 and compared to partial charge-offs of $2.3 million related to the $45.2 million of nonaccrual individually evaluated commercial loans at December 31, 2023.

The table below provides additional information related to Park's nonaccrual individually evaluated commercial loans at December 31, 2025, 2024, and 2023.

Table 31 - Nonaccrual individually Evaluated Commercial Loans
Years ended December 31,
(In thousands)	2025	2024	2023
Unpaid principal balance	$51,664	$58,158	$47,564
Prior charge-offs	4,740	5,009	2,349
Remaining principal balance	46,924	53,149	45,215
Reserves	739	1,299	4,983
Book value, after reserves	$46,185	$51,850	$40,232

Loans Acquired with Deteriorated Credit Quality: PCD loans are individually evaluated on a quarterly basis to determine if a specific reserve is necessary. At December 31, 2025, December 31, 2024 and December 31, 2023, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at December 31, 2025, 2024, and 2023 was $2.0 million, $2.2 million, and $2.8 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $510,000, $551,000 and $534,000 at December 31, 2025, 2024, and 2023, respectively.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment.

The office sector continues to face challenges from adjustments companies have made as a result of the pandemic. Nationally, office properties in downtown and urban business districts are seeing the most stress. As of December 31, 2025, Park had $323.2 million of loans which were fully or partially secured by non-owner-occupied office space, $320.8 million of which were accruing. This portfolio is not currently exhibiting signs of stress, but Park continues to monitor this portfolio for signs of deterioration.

The non‑bank consumer finance sector has come under pressure as elevated interest rates and broader economic challenges, including inflation, have increased financial strain on consumer borrowers. As of December 31, 2025, Park’s outstanding loans to non‑bank consumer finance companies totaled $274.1 million, of which $25.4 million were categorized as accruing watch list credits and $2.1 million were nonaccrual loans. Watch list and nonaccrual loans within this portfolio are in differing stages of liquidation, and Park expects the associated loan balances to decline as these liquidation processes continue to be executed. Park maintains heightened oversight of this portfolio and continues to monitor it for any indications of deterioration that could adversely affect credit quality.

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

Cash and cash equivalents increased by $72.9 million during 2025 to $233.5 million at year end. Cash provided by operating activities was $198.3 million in 2025, $178.8 million in 2024 and $151.1 million in 2023. Net income was the primary source of cash provided by operating activities during each year.

Cash provided by investing activities was $86.2 million in 2025, cash used in investing activities was $19.1 million in 2024, and cash provided by investing activities was $63.5 million in 2023. Investment securities transactions and loan originations/repayments are the major uses or sources of cash in investing activities.  Proceeds from the sale, repayment or maturity of investment securities provide cash and purchases of investment securities use cash.  Net investment securities transactions provided cash of $339.1 million in 2025, provided cash of $338.5 million in 2024 and provided cash of $418.9 million in

2023. Cash used by the net increase in the loan portfolio was $233.1 million in 2025, $341.5 million in 2024 and $330.4 million in 2023.

Cash used in financing activities was $211.5 million in 2025, $217.4 million in 2024 and $186.1 million in 2023. A major source of cash provided by or used in financing activities is the net change in deposits.  Deposits increased and provided $100.2 million of cash in 2025 and $101.0 million of cash in 2024 and decreased and used $192.1 million of cash in 2023. These changes in deposits included a decrease in off-balance sheet deposits of $9.9 million in 2025, an increase in off-balance sheet deposits of $114.0 million in 2024 and a decrease in off-balance sheet deposits of $194.8 million in 2023. Other major sources of cash from financing activities are short-term borrowings. Net short-term borrowings decreased and used $8.7 million in cash in 2025 and $237.8 million in cash in 2024 and increased and provided $100.8 million in cash in 2023. Cash of $190.0 million was used in the repayment of subordinated notes in 2025. No cash was used in the repayment of subordinated notes in 2024 or 2023. Cash used in the repurchase of common shares was $20.1 million in 2025 and $23.0 million in 2023. No common shares were repurchased in 2024. Finally, cash declined by $89.9 million in 2025, $77.5 million in 2024 and $69.0 million in 2023, from the payment of cash dividends.

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

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2025:

Table 32 - Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$119,740	$68,983	$127,775	$93,646	$381,075	$791,219
Money market instruments	96,274	—	—	—	—	96,274
Loans (1)	1,961,840	1,739,052	2,666,401	1,276,449	407,500	8,051,242
Total interest earning assets	2,177,854	1,808,035	2,794,176	1,370,095	788,575	8,938,735
Interest bearing liabilities:
Interest bearing transaction accounts (2)	$1,230,680	$—	$801,817	$—	$—	$2,032,497
Savings accounts (2)	1,503,926	—	1,260,029	—	—	2,763,955
Time deposits and brokered/bid CD deposits	375,929	307,046	57,683	48,056	1,238	789,952
Other	—	1,216	—	—	—	1,216
Total deposits	3,110,535	308,262	2,119,529	48,056	1,238	5,587,620
Short-term borrowings	81,711	—	—	—		81,711
Total interest bearing liabilities	3,192,246	308,262	2,119,529	48,056	1,238	5,669,331
Interest rate sensitivity gap	(1,014,392)	1,499,773	674,647	1,322,039	787,337	3,269,404
Cumulative rate sensitivity gap	(1,014,392)	485,381	1,160,028	2,482,067	3,269,404
Cumulative gap as a
percentage of total
interest earning assets	(11.35)%	5.43%	12.98%	27.77%	36.58%
(1)Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their re-pricing date or their expected repayment date and not by their contractual maturity date. Nonaccrual loans of $66.5 million are included within the over five year maturity category.
(2)Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 60.6% of interest bearing transaction accounts and 54.4% of savings accounts are considered to re-price within one year. If all of the interest bearing transaction accounts and savings accounts were considered to re-price within one year, the one-year cumulative gap would change from a positive 5.43% to a negative 17.64%.

The interest rate sensitivity gap analysis provides an overall picture of Park’s static interest rate risk position. At December 31, 2025, the cumulative interest earning assets maturing or repricing within twelve months were $3,986 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $3,501 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $485 million or 5.4% of interest earning assets.  At December 31, 2024, the cumulative interest earning assets maturing or repricing within twelve months were $3,955 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $3,653 million.  For the twelve-month cumulative interest rate sensitivity gap position, rate sensitive assets exceeded rate sensitive liabilities by $302 million or 3.4% of interest earning assets. The percentage of interest bearing liabilities maturing or repricing within one year was 61.7% at year-end 2025, compared to 62.9% at year-end 2024.

A positive twelve-month cumulative rate sensitivity gap (assets exceed liabilities) would suggest that Park’s net interest margin would increase if interest rates were to increase.  Conversely, a negative twelve-month cumulative rate sensitivity gap would suggest that Park’s net interest margin would decrease if interest rates were to increase. However, the usefulness of the interest rate sensitivity gap analysis as a forecasting tool in projecting net interest income is limited.  While the gap analysis does take into consideration both contractual repayments and expected prepayments of various assets, it does not consider the magnitude, specific timing, or frequency by which assets or liabilities will reprice during a period and also contains assumptions as to the repricing of interest bearing transaction accounts and savings accounts that may not prove to be correct.

Management supplements the interest rate sensitivity gap analysis with periodic simulations of balance sheet sensitivity under various interest rate and what-if scenarios to better forecast and manage the net interest margin.  Park’s management uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  This model is based on actual cash flows and repricing characteristics for balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities.  This model also includes management’s projections for activity levels of various balance sheet instruments and non-interest fee income and operating expense.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into this earnings simulation model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income and net income.  Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon. At December 31, 2025, the earnings simulation model projected that net income would increase by 1.69% using a rising interest rate scenario and decrease by 2.11% using a declining interest rate scenario over the next year. At December 31, 2024, the earnings simulation model projected that net income would increase by 1.25% using a rising interest rate scenario and decrease by 1.34% using a declining interest rate scenario over the next year. At December 31, 2023, the earnings simulation model projected that net income would increase by 1.52% using a rising interest rate scenario and decrease by 1.92% using a declining interest rate scenario over the next year. Park’s net interest margin was 4.75% in 2025, 4.41% in 2024 and 4.11% in 2023.

Contractual Obligations: In the ordinary course of operations, Park enters into certain contractual obligations. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2025.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Table 33 - Contractual Obligations (1)
December 31, 2025	Payments Due In
		0-1	1-3	3-5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	14	$7,453,761	$—	$—	$—	$7,453,761
Certificates of deposit	14	$658,972	$82,769	$48,192	$19	789,952
Short-term borrowings	16	81,711	—	—	—	81,711
Operating leases	13	2,621	5,060	4,282	9,116	21,079
Defined benefit pension plan (2)	20	9,164	17,442	17,735	46,762	91,103
Supplemental Executive Retirement Plan agreements	20	937	2,689	2,546	37,879	44,051
Total contractual obligations		$8,207,166	$107,960	$72,755	$93,776	$8,481,657
(1) Amounts do not include associated interest payments.
(2) Pension payments reflect 10 years of payments, through 2035.

As of December 31, 2025, Park had $25.6 million in unfunded commitments related to investments in qualified affordable housing projects which are not included in "Table 32 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2026 and 2039.

As of December 31, 2025, Park had $12.6 million in unfunded commitments related to certain equity investments which are not included in "Table 33 - Contractual Obligations" above. Commitments are funded when capital calls are made by the general partner.

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of our customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2025, the Corporation had $1.6 billion of loan commitments and had $66.1 million of standby letters of credit. At December 31, 2024, the Corporation had $1.5 billion of loan commitments and had $33.5 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements.  These commitments often expire without being drawn upon.  However, all of the loan commitments and standby letters of credit were permitted to be drawn upon in 2025. See "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in this Annual Report on Form 10-K, for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2025.

Capital: Park’s primary means of maintaining capital adequacy is through retained earnings.  At December 31, 2025, the Corporation’s total shareholders’ equity was $1,352.8 million, compared to $1,243.8 million at December 31, 2024.  Total shareholders’ equity at December 31, 2025 was 13.80% of total assets, compared to 12.69% of total assets at December 31, 2024.

Tangible equity (non-U.S. GAAP) was $1,190.8 at December 31, 2025, and was $1,080.8 million at December 31, 2024. At December 31, 2025, tangible equity (non-U.S. GAAP) was 12.35% of tangible assets compared to 11.21% of tangible assets at December 31, 2024. A reconciliation of total shareholders' equity to tangible equity and total assets to tangible assets is included in Table 21.

Net income was $180.1 million in 2025, $151.4 million in 2024 and $126.7 million in 2023.

Cash dividends declared for Park's common shares were $90.1 million in 2025, $77.4 million in 2024 and $68.7 million in 2023. On a per share basis, the cash dividends declared were $5.53 per common share in 2025, $4.74 per common share in 2024 and $4.20 per common share in 2023.

The table below shows the repurchases and issuances of common shares and treasury shares for 2023 through 2025.

Table 34
(In thousands, except share data)	Treasury Shares	Number of Common Shares
Balance at January 1, 2023	$(138,019)	16,263,583
Treasury shares repurchased	(23,017)	(199,000)
Treasury shares reissued for share-based compensation awards	4,014	38,842
Treasury shares reissued for director grants	1,349	13,054
Balance at December 31, 2023	$(155,673)	16,116,479
Treasury shares repurchased	—	—
Treasury shares reissued for share-based compensation awards	3,633	35,161
Treasury shares reissued for director grants	758	7,342
Balance at December 31, 2024	$(151,282)	16,158,982
Treasury shares repurchased	(20,134)	(120,000)
Treasury shares reissued for share-based compensation awards	3,344	32,365
Treasury shares reissued for director grants	749	6,915
Balance at December 31, 2025	$(167,323)	16,078,262

Park did not issue any new common shares, which had not already been held as treasury shares, in 2025, 2024 or 2023. Common shares (including treasury shares) had a balance of $465.0 million, $463.7 million and $463.3 million at December 31, 2025, 2024, and 2023, respectively.

Accumulated other comprehensive (loss) income, net reflected a loss of $12.7 million, $46.2 million and $66.2 million at December 31, 2025, 2024, and 2023, respectively. During 2025, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a gain of $30.6 million, which included a $1.8 million, net of income tax, realized loss on the sale of debt securities. During 2024, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a gain of $5.0 million, which included a $415,000, net of income tax, realized loss on the sale of debt securities. During 2023, the change in net unrealized holding (loss) gain on AFS debt securities, net of income tax, was a gain of $27.8 million, which included a $6.2 million, net of income tax, realized loss on the sale of debt securities. Additionally, Park recognized an other comprehensive gain of $2.9 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2025, compared to a $15.1 million gain in 2024, which included $4.9 million, net of income tax, related to a realized pension settlement gain. Park recognized an other comprehensive gain of $8.4 million, net of income tax, related to the change in pension plan assets and benefit obligations in 2023.

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

Park and PNB met each of the well-capitalized ratio guidelines applicable to them at December 31, 2025. The following table indicates the capital ratios for PNB and Park at December 31, 2025 and December 31, 2024.

Table 35 - PNB and Park Capital Ratios
	As of December 31, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.45%	12.08%	12.08%	13.53%
Park	12.11%	13.99%	13.99%	15.13%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.80%	11.44%	11.44%	12.85%
Park	11.51%	13.46%	13.28%	16.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in "Table 12 - Distribution of Assets, Liabilities and Shareholders' Equity" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K, Park’s tax equivalent net interest margin increased by 34 basis points in 2025, 30 basis points in 2024 and 31 basis points in 2023. The tax equivalent net interest margin was 4.75%, 4.41% and 4.11% for each of the years ended December 31, 2025, 2024 and 2023, respectively. The discussion of interest rate sensitivity included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K and in "Note 25 - Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Audited Financial Statements    Page

Management’s Report on Internal Control Over Financial Reporting    72
Report of Independent Registered Public Accounting Firm     74
Auditor Name: Crowe LLP
Auditor Location: Louisville, KY
Auditor Firm ID: 173
Consolidated Balance Sheets at December 31, 2025 and 2024    76
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023    78
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023    80
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2025, 2024 and 2023    81
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023    82
Notes to Consolidated Financial Statements    83

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

With the participation of our Chief Executive Officer and President and our Chief Financial Officer, Secretary, and Treasurer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2025, the end of the Corporation’s fiscal year. In making this assessment, management used the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) Internal Control — Integrated Framework (2013).

Based on our assessment under the criteria described in the immediately preceding paragraph, management concluded that the
Corporation maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2025. We reviewed the results of management's assessment with the Audit Committee of the Board of Directors of the Corporation.

The Corporation’s independent registered public accounting firm, Crowe LLP, has audited the Consolidated Balance Sheets of the Corporation and its subsidiaries at December 31, 2025 and 2024 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025, included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K and the Corporation’s internal control over financial reporting as of December 31, 2025, and has issued their Report of Independent

Registered Public Accounting Firm, which appears in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

/s/ Matthew R. Miller	/s/ Brady T. Burt
Matthew R. Miller	Brady T. Burt
Chief Executive Officer and President	Chief Financial Officer, Secretary and Treasurer

February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Park National Corporation
Newark, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Park National Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

The auditing of the quantitative adjustments related to weighting of economic scenarios was identified by us as a critical audit matter because of the significant subjective and complex judgments made by management to develop the quantitative adjustments, which led to significant auditor judgment and audit effort to evaluate the quantitative adjustments made, on top of the model, that weights the economic scenarios to reflect model risk in the current economic environment.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management's internal controls addressing:
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

Louisville, Kentucky
February 23, 2026

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2025 and 2024

(In thousands, except share and per share data)	2025	2024

Assets
Cash and due from banks	$137,239	$122,363
Money market instruments	96,274	38,203
Cash and cash equivalents	233,513	160,566

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $729,612 and $1,076,281 at December 31, 2025 and 2024, respectively, and no allowance for credit losses at December 31, 2025 and 2024)	688,668	996,624
Other investment securities	113,474	104,237
Total investment securities	802,142	1,100,861

Total loans	8,051,242	7,817,128
Allowance for credit losses	(92,973)	(87,966)
Net loans	7,958,269	7,729,162

Other assets:
Bank owned life insurance	241,662	236,872
Prepaid assets	197,814	190,119
Goodwill	159,595	159,595
Other intangible assets	2,395	3,437
Premises and equipment, net	61,627	69,522
Affordable housing tax credit investments	69,932	66,077
Accrued interest receivable	34,619	36,280
Other real estate owned	729	938
Mortgage loan servicing rights	13,697	13,918
Operating lease right-of-use asset	15,650	15,745
Other	13,369	22,258
Total other assets	811,089	814,761

Total assets	$9,805,013	$9,805,350

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Balance Sheets
at December 31, 2025 and 2024

(In thousands, except share and per share data)	2025	2024

Liabilities and shareholders’ equity

Deposits:
Non-interest bearing	$2,656,093	$2,612,708
Interest bearing	5,587,620	5,530,818
Total deposits	8,243,713	8,143,526

Borrowings:
Short-term borrowings	81,711	90,432
Subordinated notes	—	189,651
Total borrowings	81,711	280,083

Other liabilities:
Operating lease liability	17,063	16,505
Accrued interest payable	4,076	7,859
Unfunded commitments in affordable housing tax credit investments	25,586	29,677
Allowance for credit losses on off-balance sheet commitments	5,199	5,865
Other	74,872	77,987
Total other liabilities	126,796	137,893

Total liabilities	8,452,220	8,561,502

Commitments and contingencies

Shareholders’ equity:

Preferred shares (200,000 preferred shares authorized; no preferred shares outstanding at December 31, 2025 and 2024)	$—	$—
Common shares, no par value (40,000,000 common shares authorized at December 31, 2025 and 20,000,000 at December 31, 2024; 17,623,104 common shares issued at December 31, 2025 and 2024)	465,032	463,706
Accumulated other comprehensive loss, net of taxes	(12,739)	(46,175)
Retained earnings	1,067,823	977,599
Less: Treasury shares (1,544,842 and 1,464,122 common shares at December 31, 2025 and 2024, respectively)	(167,323)	(151,282)
Total shareholders’ equity	1,352,793	1,243,848
Total liabilities and shareholders’ equity	$9,805,013	$9,805,350

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)	2025	2024	2023

Interest and dividend income:
Interest and fees on loans	$500,282	$467,602	$399,795
Interest and dividends on securities:
Taxable	23,734	41,718	52,786
Tax-exempt	5,779	5,524	10,966
Other interest income	14,745	8,121	8,123
Total interest and dividend income	544,540	522,965	471,670

Interest expense:
Interest on deposits:
Demand and savings deposits	76,421	82,789	71,776
Time deposits	23,359	29,594	12,677
Interest on short-term borrowings	1,164	3,135	4,721
Interest on subordinated notes	6,285	9,428	9,383
Total interest expense	107,229	124,946	98,557
Net interest income	437,311	398,019	373,113

Provision for credit losses	11,488	14,543	2,904
Net interest income after provision for credit losses	425,823	383,476	370,209

Other income:
Income from fiduciary activities	45,770	42,489	35,474
Service charges on deposit accounts	10,051	9,001	8,445
Other service income	14,482	11,743	10,300
Debit card fee income	25,793	25,873	26,522
Bank owned life insurance income	6,610	7,770	5,338
ATM fees	1,406	1,840	2,178
Pension settlement gain	—	6,148	—
Loss on the sale of debt securities, net	(2,250)	(526)	(7,875)
Gain on equity securities, net	4,664	3,080	971
Other components of net periodic benefit income	9,376	9,263	7,572
Miscellaneous	3,979	5,907	3,709
Total other income	$119,881	$122,588	$92,634

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Income
for years ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)	2025	2024	2023

Other expense:
Salaries	$152,735	$147,311	$139,237
Employee benefits	40,362	41,724	42,264
Occupancy expense	13,379	12,816	13,114
Furniture and equipment expense	8,761	9,983	12,233
Data processing fees	45,269	40,564	37,637
Professional fees and services	31,452	31,146	29,173
Marketing	6,074	6,318	5,471
Insurance	6,355	6,735	7,640
Communication	4,519	4,097	4,210
State tax expense	4,899	4,500	4,657
Amortization of intangible assets	1,042	1,215	1,323
Foundation contributions	1,000	2,000	1,000
Miscellaneous	8,534	12,930	11,280
Total other expense	324,381	321,339	309,239

Income before income taxes	221,323	184,725	153,604

Income taxes	41,250	33,305	26,870

Net income	$180,073	$151,420	$126,734

Earnings per common share:
Basic	$11.18	$9.38	$7.84
Diluted	$11.11	$9.32	$7.80

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
for years ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023

Net income	$180,073	$151,420	$126,734

Other comprehensive income, net of income tax:
Defined benefit pension plan:
Amortization of prior service cost, net of income tax effect of $10, $10 and $10, for the years ended December 31, 2025, 2024, and 2023, respectively	38	38	38
Unrealized net actuarial gain, net of income tax effect of $748, $5,285 and $2,215, for the years ended December 31, 2025, 2024, and 2023, respectively	2,815	19,881	8,334
Gain recognition on partial settlement of vested benefits, net of income tax effect of $(1,291) for the year ended December 31, 2024	—	(4,857)	—
Change in funded status of defined benefit pension plan, net of income tax effect	2,853	15,062	8,372

Debt securities available-for-sale:
Net loss realized on sale of debt securities AFS, net of income tax effect of $473 and $111, and $1,654, for the years ended December 31, 2025, 2024, and 2023, respectively	1,777	415	6,221
Unrealized holding gain on debt securities AFS, net of income tax effect of $7,657, $1,206 and $5,743, for the years ended December 31, 2025, 2024 and 2023, respectively	28,806	4,539	21,610
Unrealized net holding gain on debt securities available-for-sale, net of income tax effect	30,583	4,954	27,831

Other comprehensive income	$33,436	$20,016	$36,203

Comprehensive income	$213,509	$171,436	$162,937

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2025, 2024 and 2023

	Preferred Shares		Common Shares		Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Shares Outstanding	Amount	Shares Outstanding	Amount

Balance, January 1, 2023, as previously presented	—	$—	16,263,583	$462,404	$847,235	$(138,019)	$(102,394)
Cumulative effect of a change in accounting principle for ASU 2022-02, net of income tax					(303)
Balance January 1, 2023, as adjusted	—	$—	16,263,583	$462,404	$846,932	$(138,019)	$(102,394)
Net income					126,734
Other comprehensive income, net of income tax							36,203
Cash dividends, $4.20 per common share					(68,716)
Share-based compensation expense				6,787
Issuance of 38,842 common shares under share-based compensation awards, net of 23,973 common shares withheld to pay employee income taxes			38,842	(5,911)	(947)	4,014
Treasury shares repurchased			(199,000)	—		(23,017)
Treasury shares reissued for director grants			13,054		(126)	1,349
Balance, December 31, 2023	—	$—	16,116,479	$463,280	$903,877	$(155,673)	$(66,191)
Net income					151,420
Other comprehensive income, net of income tax							20,016
Cash dividends, $4.74 per common share					(77,434)
Share-based compensation expense				6,446
Issuance of 35,161 common shares under share-based compensation awards, net of 22,895 common shares withheld to pay employee income taxes			35,161	(6,020)	(729)	3,633
Treasury shares reissued for director grants			7,342		465	758
Balance, December 31, 2024	—	$—	16,158,982	$463,706	$977,599	$(151,282)	$(46,175)
Net income					180,073
Other comprehensive income, net of income tax							33,436
Cash dividends, $5.53 per share					(90,095)
Share-based compensation expense				7,510
Issuance of 32,365 common shares under share-based compensation awards, net of 19,468 common shares withheld to pay employee income taxes			32,365	(6,184)	(108)	3,344
Treasury shares repurchased			(120,000)			(20,134)
Treasury shares reissued for director grants			6,915		354	749
Balance, December 31, 2025	—	$—	16,078,262	$465,032	$1,067,823	$(167,323)	$(12,739)

The accompanying notes are an integral part of the consolidated financial statements.

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023

Operating activities:
Net income	$180,073	$151,420	$126,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,488	14,543	2,904
Accretion of loan fees and costs, net	(9,905)	(8,892)	(8,759)
Depreciation of premises and equipment	11,191	12,192	14,015
Amortization of investment securities, net	883	1,606	3,794
Increase in deferred income tax	(1,538)	(409)	(703)
Loss on the sale of debt securities, net	2,250	526	7,875
Gain on equity securities, net	(4,664)	(3,080)	(971)
Share-based compensation expense	8,613	7,669	8,010
Pension settlement gain	—	(6,148)	—
Loan originations to be sold in secondary market	(186,334)	(115,906)	(65,211)
Proceeds from sale of loans in secondary market	190,848	115,602	65,338
Gain on sale of loans in secondary market	(2,968)	(2,011)	(1,213)
Bank owned life insurance income	(6,610)	(7,770)	(5,338)
Investment in qualified affordable housing tax credits amortization	8,145	8,126	8,265
Changes in assets and liabilities:
Decrease (increase) in prepaid dealer premiums	2,878	1,513	(43)
Decrease in other assets	2,604	8,800	3,422
(Decrease) increase in other liabilities	(8,634)	1,067	(6,982)
Net cash provided by operating activities	$198,320	$178,848	$151,137

Investing activities:
Proceeds from redemption/repurchase of FHLB stock	1,088	18,371	11,672
Proceeds from sales of:
AFS debt securities	76,860	44,037	283,084
Equity securities	1,196	—	1,370
Proceeds from calls and maturities of:
AFS debt securities	354,897	299,702	145,310
Purchase of:
AFS debt securities	(88,221)	(2,882)	(3,981)
Equity securities	(5,822)	(10,213)	(2,195)
FHLB stock	(494)	(9,225)	(18,228)
Net (increase) decrease in other investments	(384)	(1,288)	1,886
Net loan originations, portfolio loans	(233,084)	(341,500)	(330,443)
Proceeds from the sale of OREO	768	1,095	965
Bank owned life insurance death benefits	4,587	12,466	1,816

Park National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2025, 2024 and 2023
(In thousands)	2025	2024	2023

Purchases of bank owned life insurance	(2,767)	(9,937)	(10,779)
Investment in qualified affordable housing tax credits	(16,091)	(10,591)	(9,364)
Purchases of premises and equipment	(6,373)	(9,183)	(7,589)
Net cash provided by (used in) investing activities	$86,160	$(19,148)	$63,524

Financing activities
Net increase (decrease) in deposits	90,266	214,961	(386,901)
Net decrease (increase) in off-balance sheet deposits	9,921	(114,001)	194,752
Net (decrease) increase in short-term borrowings	(8,721)	(237,750)	100,840
Repayment of subordinated notes	(190,000)	—	—
Value of common shares withheld to pay employee income taxes	(2,948)	(3,116)	(2,844)
Repurchase of common shares to be held as treasury shares	(20,134)	—	(23,017)
Cash dividends paid	(89,917)	(77,496)	(68,951)
Net cash used in financing activities	$(211,533)	$(217,402)	$(186,121)
Increase (decrease) in cash and cash equivalents	72,947	(57,702)	28,540

Cash and cash equivalents at beginning of year	160,566	218,268	189,728
Cash and cash equivalents at end of year	$233,513	$160,566	$218,268

Cash paid for:
Interest	$111,012	$123,947	$95,183

Federal income taxes	33,580	23,260	17,200

Non cash items:
Loans transferred to OREO	$848	$1,008	$1,097

Right-of-use assets obtained in exchange for lease obligations	1,853	2,718	545

New commitments in affordable housing tax credit investments	12,000	11,500	10,000

New commitments in other investment securities	157	2,500	2,745

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

Restrictions on Cash and Due from Banks
As of March 26, 2020, the Federal Reserve Board eliminated reserve requirements for all depository institutions. There were no compensating balance arrangements in existence at December 31, 2025 or 2024.

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

Accrued interest receivable on debt securities AFS totaled $4.1 million and $6.9 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable totaled $30.1 million and $29.2 million at December 31, 2025 and 2024, respectively, and was reported in "Accrued interest receivable" on the Consolidated Balance Sheets. Late charges on loans are recognized as income when they are collected. Net loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk
Park's commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 24 Ohio counties, five North Carolina counties, four South Carolina counties and one Kentucky county where PNB operates, with the exception of nationwide aircraft loans and nationwide asset-based lending to consumer finance companies. The primary industries represented by these customers include real estate rental and leasing; construction; finance and insurance; accommodation and food services; other services (except public administration); health care and social assistance; manufacturing; retail trade; professional, scientific, and technical services; and agriculture forestry, fishing and hunting.

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

In general, Park utilized a DCF method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized Park's own Federal Financial Institutions Examination Council's ("FFIEC") Call Report data for the residential real estate segments. Peer data was incorporated into the analysis for the commercial, financial and agricultural, commercial real estate, construction real estate, and consumer segments.

In creating the DCF model, Park established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Park's policy is to utilize its own data, which includes loan-level loss data from 2013 through December 31, 2025, whenever possible. Park and peer FFIEC Call Report data are utilized when there are insufficient defaults for a statistically sound calculation, or if Park does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

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

Additional key assumptions in the DCF model include the PD, LGD, and prepayment/curtailment rates. When possible, Park utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use Park's own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average, which is reached over the reversion period. When possible, Park's utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use Park's own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Prepayments and curtailments are calculated based on Park’s own data utilizing a combination of three-year and four-year averages based on the weighted average remaining life of each segment.

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

Allowance for Credit Losses - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and a review of classified credits is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated. Individual analysis establishes an individual reserve for loans in scope.  Reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

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

Other Real Estate Owned
Management transfers a loan to OREO at the time that Park takes deed/title to the asset. OREO is initially recorded at fair value less anticipated selling costs (net realizable value), establishing a new cost basis, and consists of property acquired through foreclosure and real estate held for sale. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for credit losses. If the net realizable value is above the carrying value of the loan at the date of transfer, any charged-off amounts are recovered and any additional amount is recorded within the line item "Miscellaneous income." These assets are subsequently accounted for at the lower of cost or fair value less costs to sell. Subsequent changes in the value of real estate are classified as OREO valuation adjustments, are reported as adjustments to the carrying amount of OREO, and recorded within the line item “Miscellaneous income". In certain circumstances where management believes the devaluation may not be permanent in nature, Park utilizes a valuation allowance to record OREO devaluations, which is expensed through the line item “Miscellaneous income". Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell), and costs relating to holding the properties are charged to the line item "Miscellaneous expense".

Foreclosed Assets
Foreclosed assets include non-real estate assets where Park, as creditor, has received physical possession of a borrower’s assets, regardless of whether formal foreclosure proceedings take place. Foreclosed assets are initially recorded as fair value less costs to sell when acquired, establishing a new cost basis.  Operating costs after acquisition are expensed as incurred. As of December 31, 2025 and 2024, Park had $879,000 and $1.2 million, respectively, of foreclosed assets included within “Other assets.”

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

Leases
Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contain a lease, Park recognizes a ROU asset and a lease liability at the lease commencement date. Leases are classified as operating or finance leases at the lease commencement date. At December 31, 2025 and 2024, all of Park's leases were classified as operating leases.

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

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

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on debt securities available for sale and changes in the funded status of the Company’s defined benefit pension plan which are also recognized as separate components of equity.

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

Operating Segments
The Corporation is a financial holding company headquartered in Newark, Ohio. While the chief operating decision maker monitors the operating results of its lines of business, operations are managed and financial performance is evaluated on a consolidated basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. This is aligned with the information that the Chief Operating Decision Maker, Park's Chief Executive Officer and President, utilizes when making key operating and resource allocation decisions.

2. Adoption of New Accounting Pronouncements and Issued But Not Yet Effective Accounting Standards
The following is a summary of new accounting pronouncements impacting Park's consolidated financial statements, and accounting standards that have been issued but were not effective for Park as of December 31, 2025:

Adoption of New Accounting Pronouncements

ASU 2023-09 - Income Taxes (Topic 740) Improvement to Income Tax Disclosures: In December 2023, FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. ASU 2023-09 also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction.

ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The adoption of the provisions of ASU 2023-09 impacted income tax disclosures in Note 21 - Income Taxes.

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

ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326) - Purchased Loans: In November 2025, FASB issued ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326) - Purchased Loans. ASU 2025-08 expands the use of the gross-up method to certain acquired loans beyond purchased financial assets with credit deterioration ("PCD" assets). Under the gross-up method, an allowance for credit losses is recognized at the acquisition date with an offset to the asset's amortized cost basis. ASU 2025-08 does the following: (1) applies the gross-up method to acquired non-PCD assets that are purchased seasoned loans and provides criteria for determining whether acquired loans qualify as purchased seasoned loans; (2) for purchased seasoned loans, eliminates the Day 1 credit loss expense and reduces interest income recognized in subsequent periods as the gross-up method will now apply to these loans; (3) maintains the guidance for PCD assets; (4) results in narrow subsequent measurement differences between purchased seasoned loans and PCD assets.

ASU 2025-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2026 and is applied on a prospective basis. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Park elected to adopt ASU 2025-08 effective January 1, 2025. The adoption of ASU 2025-08 did not have an impact on Park's existing loan portfolio or allowance for credit losses, but will impact the accounting for future purchased loans.

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

ASU 2025-06 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal - Use Software: In September 2025, FASB issued ASU 2025-06 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal -Use Software. ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as project stages) throughout Subtopic-350-40. An entity is required to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project and (2) it is probable the project will be completed and the software will be used to perform the function intended.

ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update may be applied using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The adoption of the provisions of ASU 2025-06 is not expected to have a material impact on Park's consolidated financial statements.

ASU- 2025-11 - Interim Reporting (Topic 270) - Narrow Scope Improvements: In December 2025, FASB issued
ASU- 2025-11 - Interim Reporting (Topic 270) - Narrow Scope Improvements. ASU 2025-11 clarifies the scope, form and content, and disclosures required under ASC 270, Interim Reporting. The amendments affect all entities that provide interim financial statements and notes in accordance with U.S. GAAP.

The amendments are effective for interim reporting within annual reporting periods after December 15, 2027. Early adoption is permitted. The adoption of the provisions of ASU 2025-11 is not expected to have a material impact on Park's consolidated financial statements.

ASU 2025-12 - Codification Improvements: In December 2025, FASB issued ASU 2025-12 - Codification Improvements. ASU 2025-12 issued amendments to the Codification to make incremental improvements to generally accepted accounting principles.

The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of the provisions of ASU 2025-12 is not expected to have a material impact on Park's consolidated financial statements.

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

Debt Securities
The following tables summarize the amortized cost and fair value of debt securities at December 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2025:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$220,285	$1,808	$10,270	$211,823
U.S. Government sponsored entities’ asset-backed securities	432,051	1,142	33,229	399,964
Collateralized loan obligations	56,200	21	78	56,143
Corporate debt securities	21,076	188	526	20,738
Total	$729,612	$3,159	$44,103	$688,668

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2024:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$250	$—	$1	$249
Obligations of states and political subdivisions	203,438	88	16,643	186,883
U.S. Government sponsored entities’ asset-backed securities	580,268	2	61,694	518,576
Collateralized loan obligations	271,572	288	27	271,833
Corporate debt securities	20,753	50	1,720	19,083
Total	$1,076,281	$428	$80,085	$996,624

All debt securities were classified as AFS at December 31, 2025 and December 31, 2024.

The following tables provide detail on debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded at December 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2025:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$2,078	$33	$107,828	$10,237	$109,906	$10,270
U.S. Government sponsored entities’ asset-backed securities	21,603	187	335,095	33,042	356,698	33,229
Collateralized loan obligations	23,172	78	—	—	23,172	78
Corporate debt securities	999	1	9,725	525	10,724	526
Total	$47,852	$299	$452,648	$43,804	$500,500	$44,103

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$249	$1	$—	$—	$249	$1
Obligations of states and political subdivisions	34,256	528	137,471	16,115	171,727	16,643
U.S. Government sponsored entities’ asset-backed securities	6,555	249	510,846	61,445	517,401	61,694
Collateralized loan obligations	44,935	14	36,223	13	81,158	27
Corporate debt securities	—	—	15,929	1,720	15,929	1,720
Total	$85,995	$792	$700,469	$79,293	$786,464	$80,085

At December 31, 2025, Park’s debt security portfolio consisted of $688.7 million of securities, $500.5 million of which were in an unrealized loss position with unrealized losses of $44.1 million. Of the $500.5 million of securities in an unrealized loss position, $452.6 million were in an unrealized loss position for 12 months or longer. Of the $44.1 million in unrealized losses, $33.2 million were related to Park's "U.S. Government sponsored entities' asset-backed securities" portfolio. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at December 31, 2025 and December 31, 2024. Additionally, for the years ended December 31, 2025, 2024, and 2023, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2025, are shown in the following table by contractual maturity, except for asset-backed securities and collateralized loan obligations, which are shown as a single total, due to the unpredictability of the timing in principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value	Tax Equivalent Yield (1)
Debt Securities Available-for-Sale

Obligations of states and political subdivisions
Due six through ten years	$102,374	$98,360	2.90%
Due greater than ten years	117,911	113,463	3.91%
Total	$220,285	$211,823	3.44%

U.S. Government sponsored entities’ asset-backed securities	$432,051	$399,964	1.92%

Collateralized loan obligations	$56,200	$56,143	5.52%

Corporate debt securities
Due one through five years	$2,000	$1,956	7.59%
Due six through ten years	19,076	18,782	4.29%
Total	$21,076	$20,738	4.60%
(1) The tax equivalent yield for obligations of states and political subdivisions includes the effects of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

At December 31, 2025, investment securities with a fair value of $459.2 million were pledged for government and public fund deposits and $110.3 million were pledged to secure repurchase agreements. At December 31, 2024, investment securities with a fair value of $471.2 million were pledged for government and public fund deposits, $124.1 million were pledged to secure repurchase agreements and $3.9 million were pledged as collateral for FHLB advance borrowings.

At December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

AFS debt securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. During 2025, 2024, and 2023, Park sold certain AFS debt securities to take advantage of market conditions as well as to manage the balance sheet to remain below $10 billion in total assets. During 2025, Park sold certain AFS debt securities with a book value of $79.1 million at a gross loss of $2.3 million. During 2024, Park sold certain AFS debt securities with a book value of $42.3 million at a gross loss of $553,000 and sold certain AFS securities with a book value of $2.3 million for a gross gain of $27,000. During 2023, Park sold certain AFS debt securities with a book value of $291.0 million at a gross loss of $7.9 million.

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

The carrying amount of other investment securities at December 31, 2025 and 2024 was as follows:

(In thousands)	December 31, 2025	December 31, 2024
FHLB stock	$8,013	$8,607
FRB stock	14,653	14,653
Equity investments carried at fair value	17,493	11,488
Equity investments carried at modified cost (1)	21,448	19,347
Equity investments carried at net asset value	51,867	50,142
Total other investment securities	$113,474	$104,237
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $3.5 million have been recorded as a result of observable price changes. Upward adjustments of $2.0 million and $571,000 were recorded during the years ended December 31, 2025 and 2024, respectively, as a result of observable price changes. There were no adjustments recorded during the year ended December 31, 2023 as a result of observable price changes.

During the year ended December 31, 2025, Park purchased 4,940 shares of FHLB stock with a book value of $494,000 and the FHLB repurchased 10,878 shares of FHLB stock with a book value of $1.1 million. During the year ended December 31, 2024, Park purchased 92,245 shares of FHLB stock with a book value of $9.2 million and the FHLB repurchased 183,713 shares of FHLB stock with a book value of $18.4 million. During the year ended December 31, 2023, Park purchased 182,289 shares of FHLB stock with a book value of $18.2 million and the FHLB repurchased 116,722 shares of FHLB stock with a book value of $11.7 million.

No shares of FRB stock were purchased or sold in any of the years ended December 31, 2025, 2024, or 2023.

For the years ended December 31, 2025, 2024 and 2023, $3.5 million, $2.6 million and $600,000, respectively, of gains on equity investments carried at fair value or modified cost were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

For the years ended December 31, 2025, 2024 and 2023, $1.2 million, $468,000 and $371,000, respectively, of gains on equity investments carried at NAV were recorded within "Gain on equity securities, net" on the Consolidated Statements of Income.

5. Loans
The composition of the loan portfolio at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,210,047	$1,268,110
Overdrafts	2,103	1,475
Commercial real estate (1)	2,208,660	1,994,332
Construction real estate:
Commercial	298,491	311,122
Retail	100,934	101,455
Residential real estate:
Commercial	752,695	644,418
Mortgage	1,375,641	1,346,543
HELOC	241,058	203,459
Installment	5,988	6,013
Consumer:
Consumer	1,821,471	1,908,473
Check loans	1,776	1,899
Leases	32,378	29,829
Total	$8,051,242	$7,817,128
Allowance for credit losses	(92,973)	(87,966)
Net loans	$7,958,269	$7,729,162
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.1 million at December 31, 2025, and of $20.4 million at December 31, 2024, which represented a net deferred income position in both years. At December 31, 2025, there were no purchase accounting adjustments included in loans. At December 31, 2024, loans included purchase accounting adjustments of $669,000, which represented a net deferred income position. This fair market value purchase accounting adjustment was recognized into interest income on a level yield basis over the remaining expected life of the loans.

Overdrawn deposit accounts of $2.1 million and $1.5 million were reclassified to loans at December 31, 2025 and December 31, 2024, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at December 31, 2025 and December 31, 2024:

	December 31, 2025
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$15,817	$10	$15,827
Overdrafts	—	—	—
Commercial real estate	28,879	—	28,879
Construction real estate:
Commercial	577	—	577
Retail	97	17	114
Residential real estate:
Commercial	1,565	—	1,565
Mortgage	14,964	1,483	16,447
HELOC	1,702	—	1,702
Installment	53		53
Consumer:
Consumer	2,693	1,228	3,921
Check loans	—	—	—
Leases	168	—	168
Total loans	$66,515	$2,738	$69,253

	December 31, 2024
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$24,241	$—	$24,241
Overdrafts	—	—	—
Commercial real estate	23,230	—	23,230
Construction real estate:
Commercial	8	—	8
Retail	22	—	22
Residential real estate:
Commercial	5,700	—	5,700
Mortgage	11,368	913	12,281
HELOC	918	15	933
Installment	31	—	31
Consumer
Consumer	2,643	826	3,469
Check loans	—	—	—
Leases	17	—	17
Total loans	$68,178	$1,754	$69,932

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at December 31, 2025 and December 31, 2024:

	December 31, 2025
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13,633	$2,184	$744
Overdrafts	—	—	—
Commercial real estate	28,879	—	—
Construction real estate:
Commercial	577	—	—
Retail	—	97	41
Residential real estate:
Commercial	1,565	—	—
Mortgage	—	14,964	225
HELOC	—	1,702	108
Installment	—	53	1
Consumer
Consumer	—	2,693	947
Check loans	—	—	—
Leases	122	46	11
Total loans	$44,776	$21,739	$2,077

	December 31, 2024
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$18,778	$5,463	$1,261
Overdrafts	—	—	—
Commercial real estate	23,230	—	—
Construction real estate:
Commercial	8	—	—
Retail	—	22	1
Residential real estate:
Commercial	3,755	1,945	39
Mortgage	—	11,368	128
HELOC	—	918	154
Installment	—	31	1
Consumer
Consumer	—	2,643	786
Check loans	—	—	—
Leases	17	—	—
Total loans	$45,788	$22,390	$2,370

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and a review of classified credits is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated. Management’s general practice is to proactively charge down nonaccrual loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics.

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$3,938	$9,444	$20,678	$34,060
Commercial real estate	29,554	650	—	30,204
Construction real estate:
Commercial	1,119	—	—	1,119
Residential real estate:
Commercial	1,612	—	—	1,612
Mortgage	76	—	—	76
Leases	—	168	—	168
Total loans	$36,299	$10,262	$20,678	$67,239

	December 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$5,583	$11,423	$22,187	$39,193
Commercial real estate	24,539	8	—	24,547
Construction real estate:
Commercial	589	—	—	589
Residential real estate:
Commercial	5,898	—	—	5,898
Mortgage	78	—	—	78
Leases	—	17	—	17
Total loans	$36,687	$11,448	$22,187	$70,322

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the years ended December 31, 2025, 2024 and 2023:

	Interest Income Recognized
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,611	$1,595	$1,843
Overdrafts	—	—	—
Commercial real estate	1,391	1,132	781
Construction real estate:
Commercial	13	38	65
Retail	—	1	—
Residential real estate:
Commercial	82	238	136
Mortgage	395	434	227
HELOC	33	16	20
Installment	3	—	3
Consumer:
Consumer	171	134	97
Check loans	—	—	—
Leases	7	—	—
Total loans	$3,706	$3,588	$3,172

The following tables present the aging of the amortized cost in past due loans at December 31, 2025 and December 31, 2024 by class of loan:

	December 31, 2025
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$231	$6,382	$6,613	$1,203,434	$1,210,047
Overdrafts	—	—	—	2,103	2,103
Commercial real estate	77	1,298	1,375	2,207,285	2,208,660
Construction real estate:
Commercial	154	—	154	298,337	298,491
Retail	149	74	223	100,711	100,934
Residential real estate:
Commercial	33	219	252	752,443	752,695
Mortgage	16,503	8,317	24,820	1,350,821	1,375,641
HELOC	271	688	959	240,099	241,058
Installment	103	50	153	5,835	5,988
Consumer:
Consumer	11,158	1,737	12,895	1,808,576	1,821,471
Check loans	3	—	3	1,773	1,776
Leases	21	—	21	32,357	32,378
Total loans	$28,703	$18,765	$47,468	$8,003,774	$8,051,242
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.5 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

	December 31, 2024
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$1,901	$13,234	$15,135	$1,252,975	$1,268,110
Overdrafts	—	—	—	1,475	1,475
Commercial real estate	458	2,594	3,052	1,991,280	1,994,332
Construction real estate:
Commercial	—	—	—	311,122	311,122
Retail	100	22	122	101,333	101,455
Residential real estate:
Commercial	—	2,164	2,164	642,254	644,418
Mortgage	13,403	5,946	19,349	1,327,194	1,346,543
HELOC	438	620	1,058	202,401	203,459
Installment	39	22	61	5,952	6,013
Consumer
Consumer	10,309	1,195	11,504	1,896,969	1,908,473
Check loans	3	—	3	1,896	1,899
Leases	—	—	—	29,829	29,829
Total loans	$26,651	$25,797	$52,448	$7,764,680	$7,817,128
(1) Includes an aggregate of $1.8 millions of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $44.1 million of nonaccrual loans which were current in regards to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at December 31, 2025 and December 31, 2024 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2025 and December 31, 2024 are detailed in the tables below. Also included in the tables detailing balances are gross charge offs for the years ended December 31, 2025 and December 31, 2024.

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$259,100	$166,315	$108,536	$54,698	$58,964	$47,051	$461,081	$1,155,745
Special Mention	1,330	1,419	1,022	2,220	51	349	31,645	38,036
Substandard	1,810	1,382	385	1,601	1,216	3,966	4,265	14,625
Doubtful	30	202	446	73	22	—	868	1,641
Total	$262,270	$169,318	$110,389	$58,592	$60,253	$51,366	$497,859	$1,210,047

Current period gross charge-offs	$63	$3	$156	$128	$16	$1,600	$24	$1,990

Commercial real estate (1)
Risk rating
Pass	$413,843	$365,788	$227,712	$278,165	$267,480	$570,688	$27,614	$2,151,290
Special Mention	1,425	4,211	5,912	5,847	1,536	5,644	716	25,291
Substandard	2,376	2,606	1,370	7,334	3,561	9,583	3,878	30,708
Doubtful	—	—	790	119	—	214	248	1,371
Total	$417,644	$372,605	$235,784	$291,465	$272,577	$586,129	$32,456	$2,208,660

Current period gross charge-offs	$—	$1	$96	$—	$—	$6	$—	$103

Construction real estate: Commercial
Risk rating
Pass	$137,466	$120,148	$6,185	$3,156	$1,246	$3,416	$24,884	$296,501
Special Mention	—	—	—	—	—	—	871	871
Substandard	1,083	—	20	—	16	—	—	1,119
Doubtful	—	—	—	—	—	—	—	—
Total	$138,549	$120,148	$6,205	$3,156	$1,262	$3,416	$25,755	$298,491

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Commercial
Risk rating
Pass	$173,058	$112,305	$125,616	$79,609	$80,848	$143,320	$31,639	$746,395
Special Mention	—	1,536	224	218	1,064	872	335	4,249
Substandard	500	132	38	351	156	480	—	1,657
Doubtful	202	—	—	—	192	—	—	394
Total	$173,760	$113,973	$125,878	$80,178	$82,260	$144,672	$31,974	$752,695

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$16,041	$8,776	$3,798	$1,674	$480	$111	$—	$30,880
Special Mention	—	1,331	—	—	—	—	—	1,331
Substandard	—	—	—	50	—	—	—	50
Doubtful	—	—	33	84	—	—	—	117
Total	$16,041	$10,107	$3,831	$1,808	$480	$111	$—	$32,378

Current period gross charge-offs		$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$999,508	$773,332	$471,847	$417,302	$409,018	$764,586	$545,218	$4,380,811
Special Mention	2,755	8,497	7,158	8,285	2,651	6,865	33,567	69,778
Substandard	5,769	4,120	1,813	9,336	4,949	14,029	8,143	48,159
Doubtful	232	202	1,269	276	214	214	1,116	3,523
Total	$1,008,264	$786,151	$482,087	$435,199	$416,832	$785,694	$588,044	$4,502,271

Current period gross charge-offs	$63	$4	$252	$128	$16	$1,606	$24	$2,093
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

Park considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge-offs for the years ended December 31, 2025 and December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$2,103	$—	$—	$—	$—	$—	$—	$2,103
Nonperforming	—	—	—	—	—	—	—	—
Total	$2,103	$—	$—	$—	$—	$—	$—	$2,103

Current period gross charge-offs	$1,032	$—	$—	$—	$—	$—	$—	$1,032

Construction Real Estate: Retail
Performing	$50,128	$20,281	$12,129	$6,906	$4,429	$6,529	$418	$100,820
Nonperforming	—	—	—	—	17	97	—	114
Total	$50,128	$20,281	$12,129	$6,906	$4,446	$6,626	$418	$100,934

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$162,548	$206,140	$217,252	$223,910	$167,522	$381,822	$—	$1,359,194
Nonperforming	—	2,599	3,881	2,297	1,184	6,486	—	16,447
Total	$162,548	$208,739	$221,133	$226,207	$168,706	$388,308	$—	$1,375,641

Current period gross charge-offs	$—	$149	$104	$—	$—		$—	$253

Residential Real Estate: HELOC
Performing	$—	$263	$550	$477	$13	$766	$237,287	$239,356
Nonperforming	—	15	33	90	16	681	867	1,702
Total	$—	$278	$583	$567	$29	$1,447	$238,154	$241,058

Current period gross charge-offs	$—	$—	$—	$—	$—		$—	$—

Residential Real Estate: Installment
Performing	$1,493	$900	$1,079	$61	$—	$2,402	$—	$5,935
Nonperforming	—	—	27	—	—	26	—	53
Total	$1,493	$900	$1,106	$61	$—	$2,428	$—	$5,988

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$582,158	$425,318	$301,142	$275,261	$120,561	$107,748	$5,362	$1,817,550
Nonperforming	452	618	832	1,174	303	542	—	3,921
Total	$582,610	$425,936	$301,974	$276,435	$120,864	$108,290	$5,362	$1,821,471

Current period gross charge-offs	$651	$2,803	$4,344	$3,194	$1,273	$945	$8	$13,218

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,776	$1,776
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,776	$1,776

Current period gross charge-offs	—	—	—	—	—	—	28	28

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Total Consumer Loans
Performing	$798,430	$652,902	$532,152	$506,615	$292,525	$499,267	$244,843	$3,526,734
Nonperforming	452	3,232	4,773	3,561	1,520	7,832	867	22,237
Total	$798,882	$656,134	$536,925	$510,176	$294,045	$507,099	$245,710	$3,548,971

Current period gross charge-offs	$1,683	$2,952	$4,448	$3,194	$1,273	$945	$36	$14,531

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,475	$—	$—	$—	$—	$—	$—	$1,475
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,475	$—	$—	$—	$—	$—	$—	$1,475

Current period gross charge-offs	$937	$—	$—	$—	$—	$—	$—	$937

Construction Real Estate: Retail
Performing	$51,109	$26,237	$8,517	$6,233	$3,571	$5,306	$460	$101,433
Nonperforming	—	—	—	—	22	—	—	22
Total	$51,109	$26,237	$8,517	$6,233	$3,593	$5,306	$460	$101,455

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$194,883	$236,260	$250,132	$192,193	$157,438	$303,356	$—	$1,334,262
Nonperforming	536	721	1,324	729	1,508	7,463	—	12,281
Total	$195,419	$236,981	$251,456	$192,922	$158,946	$310,819	$—	$1,346,543

Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Residential Real Estate: HELOC
Performing	$13	$153	$577	$333	$56	$1,048	$200,346	$202,526
Nonperforming	—	39	14	56	—	610	214	933
Total	$13	$192	$591	$389	$56	$1,658	$200,560	$203,459

Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$9

Residential Real Estate: Installment
Performing	$1,198	$1,704	$133	$—	$—	$2,947	$—	$5,982
Nonperforming	—	—	—	—	2	29	—	31
Total	$1,198	$1,704	$133	$—	$2	$2,976	$—	$6,013

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$607,783	$454,403	$427,982	$204,806	$126,075	$76,707	$7,248	$1,905,004
Nonperforming	337	1,035	928	452	310	404	3	3,469
Total	$608,120	$455,438	$428,910	$205,258	$126,385	$77,111	$7,251	$1,908,473

Current period gross charge-offs	$683	$3,532	$4,596	$2,328	$809	$743	$2	$12,693

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,899	$1,899
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,899	$1,899

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$60	$60

Total Consumer Loans
Performing	$856,461	$718,757	$687,341	$403,565	$287,140	$389,364	$209,953	$3,552,581
Nonperforming	873	1,795	2,266	1,237	1,842	8,506	217	16,736
Total	$857,334	$720,552	$689,607	$404,802	$288,982	$397,870	$210,170	$3,569,317

Current period gross charge-offs	$1,620	$3,532	$4,596	$2,328	$809	$774	$62	$13,721

Loans and Leases Acquired with Deteriorated Credit Quality
PCD loans are individually evaluated on a quarterly basis to determine if a reserve is necessary. At each of December 31, 2025 and December 31, 2024, there was no allowance for credit losses on PCD loans. The carrying amount of accruing loans acquired with deteriorated credit quality at December 31, 2025 and December 31, 2024 was $2.0 million and $2.2 million, respectively. The carrying amount of nonaccrual loans acquired with deteriorated credit quality was $510,000 and $551,000 at December 31, 2025 and December 31, 2024, respectively.

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

The following tables present the amortized cost basis of loans at December 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024 by class of and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year ended December 31, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Combination Payment Delay and Interest Rate Reduction	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$903	$41,531	$145	$6,468	$—	$—	$49,047	4.05%
Overdrafts	—	—	—	—	—	—	—	—	—%
Commercial real estate	—	4,711	4,183	1,432	1,300	1,403	115	13,144	0.60%
Construction real estate:
Commercial	—	—	542	—	771	541	—	1,854	0.62%
Retail	—	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	1,044	497	—	393	—	—	1,934	0.26%
Mortgage	—	—	—	—	—	1,320	—	1,320	0.10%
HELOC	—	—	—	—	—	—	—	—	—%
Installment	—	—	226	—	47	—	—	273	4.56%
Consumer:
Consumer	—	—	—	46	—	—	—	46	—%
Check loans	—	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—	—%
Total	$—	$6,658	$46,979	$1,623	$8,979	$3,264	$115	$67,618	0.84%

Park had committed to lend additional amounts totaling $7.7 million to the borrowers included in the previous table as of December 31, 2025.

	Year ended December 31, 2024
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Other	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$54	$19,008	$765	$—	$—	$19,827	1.56%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	160	6,508	718	533	—	7,919	0.40%
Construction real estate:
Commercial	—	—	8	—	—	—	8	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	136	12	639	—	787	0.12%
Mortgage	—	—	574	84	82	—	740	0.05%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	232	—	92	—	324	5.39%
Consumer:
Consumer	—	—	—	14	—	—	14	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$214	$26,466	$1,593	$1,346	$—	$29,619	0.38%

Park had committed to lend additional amounts totaling $7.7 million to the borrowers included in the previous table as of December 31, 2024.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024:

	Year ended December 31, 2025
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	(4.54)%	1.1	0.4
Overdrafts	—%	0.0	0.0
Commercial real estate	(0.70)%	2.6	0.6
Construction real estate:
Commercial	(0.31)%	0.9	0.5
Retail	—%	0.0	0.0
Residential real estate:
Commercial	(1.03)%	2.7	0.7
Mortgage	—%	0.5	0.5
HELOC	—%	0.0	0.0
Installment	(0.45)%	11.5	0.0
Consumer:
Consumer	(0.26)%	0.0	0.0
Check loans	—%	0.0	0.0
Leases	—%	0.0	0.0
Total	(3.05)%	1.3	0.6

	Year ended December 31, 2024
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	(2.00)%	0.8	0.4
Overdrafts	—%	0.0	0.0
Commercial real estate	(1.80)%	3.9	0.4
Construction real estate:
Commercial	—%	0.4	0.0
Retail	—%	0.0	0.0
Residential real estate:
Commercial	(0.77)%	3.1	0.0
Mortgage	(2.30)%	3.3	0.0
HELOC	—%	0.0	0.0
Installment	(1.28)%	9.1	0.0
Consumer:
Consumer	(4.09)%	0.0	0.0
Check loans	—%	0.0	0.0
Leases	—%	0.0	0.0
Total	(1.65)%	1.8	0.4

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months for the years ended December 31, 2025 and 2024:

	Year ended December 31, 2025
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$48,821	$—	$—	$226	$49,047
Overdrafts	—	—	—	—	—
Commercial real estate	12,793	—	—	351	13,144
Construction real estate:
Commercial	1,854	—	—	—	1,854
Retail	—	—	—	—	—
Residential real estate:
Commercial	1,934	—	—	—	1,934
Mortgage	1,170		—	150	1,320
HELOC	—	—	—	—	—
Installment	253	—	—	20	273
Consumer:
Consumer	46	—	—	—	46
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total loans	$66,871	$—	$—	$747	$67,618

	Year ended December 31, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$15,101	$115	$—	$4,611	$19,827
Overdrafts	—	—	—	—	—
Commercial real estate	7,919	—	—	—	7,919
Construction real estate:
Commercial	8	—	—	—	8
Retail	—	—	—	—	—
Residential real estate:
Commercial	787	—	—	—	787
Mortgage	585	71	—	84	740
HELOC	—	—	—	—	—
Installment	324	—	—	—	324
Consumer:
Consumer	14	—	—	—	14
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total loans	$24,738	$186	$—	$4,695	$29,619

The following tables present the amortized cost basis of loans that had a payment default during the years ended December 31, 2025 and 2024 and were modified in the year prior to that default to borrowers experiencing financial difficulty. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

	Year ended December 31, 2025
(In thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,083	$129	$—
Overdrafts	—	—	—
Commercial real estate	175	175	—
Construction real estate:
Commercial	—	—	—
Retail	—	—	—
Residential real estate:
Commercial	—	—	—
Mortgage	—	—	236
HELOC	—	—	—
Installment	—	20	—
Consumer:
Consumer	—	—	—
Check loans	—	—	—
Leases	—	—	—
Total loans	$1,258	$324	$236

Year ended December 31, 2024
(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Commercial, financial and agricultural:
Commercial, financial and agricultural	$54	$6,756	$115	$—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:			—	—
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:			—
Commercial	—	—	—	—
Mortgage	—	47	84	71
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:			—	—
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$54	$6,803	$199	$71

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amounts.

Related Party Loans
Certain of the Corporation’s executive officers, directors and related entities of directors are loan customers of PNB. As of December 31, 2025 and 2024, credit exposure aggregating approximately $23.8 million and $29.2 million, respectively, was outstanding to such parties. Of this total exposure, approximately $22.7 million and $25.1 million was outstanding at December 31, 2025 and 2024, respectively, with the remaining balance representing available credit. During 2025, there were no new loans and advances on existing loans made to these executive officers, directors and related entities of directors totaled $313,000. These extensions of credit were offset by aggregate principal payments of $2.7 million and the removal of loans from the related party listing of $74,000. During 2024, there were no new loans and advances on existing loans totaled $783,000. These extensions of credit were offset by aggregate principal payments of $3.7 million.

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

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•Forecast model - For each portfolio segment, a LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized Park's own FFIEC Call Report data for the residential real estate portfolio segments. Peer data was incorporated into the analysis for the commercial, financial, and agricultural, commercial real estate, construction real estate, and consumer portfolio segments. Prior to 2025, only Park's own data was used for the commercial, financial and agricultural segment. Park updated the LDA in the fourth quarter of 2025. During the COVID pandemic, macroeconomic indicators showed significant deterioration, however, Park, along with most financial institutions, observed little to no meaningful increase in default activity. This can be attributed to external intervention in the form of deferral programs and government stimulus which is unlikely to reoccur in future downturns. For these reasons, management has excluded data from 2020-2022 in the LDA by using indicator variables during this time period.
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
•Prepayments and curtailments – Prepayments and curtailments are calculated based on Park’s own data utilizing a combination of three-year and four-year averages based on the weighted average remaining life of each segment. Prior to 2025, only a three-year average was used. A four-year average was incorporated in 2025 to improve the estimate of prepayments and curtailments rates over the life of loan for longer duration segments. This analysis is updated annually in the fourth quarter and was last updated in the fourth quarter of 2025.
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
◦As of December 31, 2025, the "most likely" scenario forecasted Ohio unemployment between 5.21% and 5.54% during the next four quarters. In determining the appropriate weighting of scenarios at December 31, 2025, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing stabilization or slight improvement, volatile and low levels of consumer confidence, higher unemployment rates, the impact of elevated inflation for several years with the impact of tariffs being still unknown, the interest rate environment, geopolitical conflict (including conflict related to tariffs), uncertainty regarding fiscal policy of the current political administration, including tariffs, and continued stress in the commercial real estate sector cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at December 31, 2025. Changes in forecasts, updates to the LDA model and prepayment and curtailment assumptions, as well as changes in the loan mix, resulted in a one basis point increase in the weighted quantitative allowance from December 31, 2024.
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

Qualitative adjustments amounted to $3.2 million and $1.2 million at December 31, 2025 and December 31, 2024, respectively. Qualitative adjustments included $561,000 and $757,000 at December 31, 2025 and December 31, 2024, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall commercial population of loans to borrowers in this area. While Helene impacted this region in October 2024, many borrowers are still navigating the insurance claim process and local businesses are waiting to see the full economic impact on tourist season. Management will continue to evaluate potential losses as a result of Hurricane Helene as additional information becomes available. Qualitative adjustments also included a $2.3 million reserve at December 31, 2025 related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of December 31, 2025, the total loans in these special purpose mortgage loan programs totaled $234.2 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs. Management will continue to evaluate this portfolio as additional information becomes available.

ACL Activity
The activity in the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023 is summarized in the following tables.

	Year ended December 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966
Charge-offs	3,022	103	—	253	13,246	—	16,624
Recoveries	(884)	(1,802)	(1,116)	(143)	(6,197)	(1)	(10,143)
Net charge-offs (recoveries)	2,138	(1,699)	(1,116)	110	7,049	(1)	6,481
Provision for (recovery of) credit losses	3,597	(3,093)	(532)	5,099	6,361	56	11,488
Ending balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973

	Year ended December 31, 2024
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745
Charge-offs	5,443	99	—	31	12,753	8	18,334
Recoveries	(438)	(825)	(1,067)	(366)	(5,315)	(1)	(8,012)
Net charge-offs (recoveries)	5,005	(726)	(1,067)	(335)	7,438	7	10,322
Provision for credit losses	2,192	2,471	831	3,202	5,806	41	14,543
Ending balance	12,683	19,571	7,125	22,355	26,081	151	87,966

	Year ended December 31, 2023
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for credit losses:
Beginning balance	$16,987	$17,829	$5,550	$16,831	$28,021	$161	$85,379
ASU 2022-02 Adoption	222	181	—	(20)	—	—	383
Charge-offs	1,226	754	546	44	8,293	—	10,863
Recoveries	(292)	(240)	(548)	(482)	(4,379)	(1)	(5,942)
Net charge-offs (recoveries)	934	514	(2)	(438)	3,914	(1)	4,921
(Recovery of) provision for credit losses	(779)	(1,122)	(325)	1,569	3,606	(45)	2,904
Ending balance	$15,496	$16,374	$5,227	$18,818	$27,713	$117	$83,745

7. Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $4.0 million and $5.6 million at December 31, 2025 and 2024, respectively. These amounts are included in "Loans" on the Consolidated Balance Sheets and in the residential real estate loan segments in Note 5 - Loans and Note 6 - Allowance for Credit Losses. The contractual balance was $3.9 million and $5.5 million at December 31, 2025 and 2024, respectively. The gain expected upon sale was $65,000 and $72,000 at December 31, 2025 and 2024, respectively. None of these loans were 90 days or more past due or on nonaccrual status at December 31, 2025 or 2024.

8. Goodwill and Other Intangible Assets
The following table shows the activity in goodwill and other intangible assets for the years ended December 31, 2025, 2024 and 2023.

(In thousands)	Goodwill	Other Intangible Assets	Total
January 1, 2023	$159,595	$5,975	$165,570
Amortization	—	1,323	1,323
December 31, 2023	$159,595	$4,652	$164,247
Amortization	—	1,215	1,215
December 31, 2024	$159,595	$3,437	$163,032
Amortization	—	1,042	1,042
December 31, 2025	$159,595	$2,395	$161,990

Goodwill

Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value. Park evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. At April 1, 2025, the Company's reporting unit, PNB, had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets as of December 31, 2025 and 2024.

	2025		2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangibles	$14,456	$12,061	$14,456	$11,019

Core deposit intangibles are being amortized, on an accelerated basis, over a period of ten years. Amortization expense for the core deposit intangibles was $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following is a schedule of estimated core deposit intangibles amortization expense for each of the next five years:

(In thousands)	Total
2026	$887
2027	754
2028	618
2029	136
2030	—

9. Premises and Equipment
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2025	2024
Land	$19,480	$19,773
Buildings	95,067	97,578
Equipment, furniture and fixtures	81,960	78,865
Leasehold improvements	6,855	6,701
Software	31,637	32,338
Total	$234,999	$235,255
Less accumulated depreciation	(173,372)	(165,733)
Premises and equipment, net	$61,627	$69,522

Depreciation expense amounted to $11.2 million, $12.2 million and $14.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Park records operating lease assets where Park acts as the lessor within "Other assets" on the Consolidated Balance Sheets. Equipment subject to lease agreements at December 31, 2025 and 2024 is summarized below:

December 31 (In thousands)	2025	2024
Equipment	$3,944	$4,277
Less accumulated depreciation	(2,965)	(2,610)
Leased assets, net	$979	$1,667

Depreciation expense on operating lease assets of $625,000, $726,000, and $693,000 was recorded for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of December 31, 2025 and 2024.

(In thousands)	December 31, 2025	December 31, 2024
Affordable housing tax credit investments	$69,932	$66,077
Unfunded commitments	25,586	29,677

Commitments are funded when capital calls are made by the general partner of a limited partnership. Park expects that the commitments as of December 31, 2025 will be funded between 2026 and 2039.

During the years ended December 31, 2025, 2024 and 2023, Park recognized amortization expense of $8.1 million, $8.1 million and $8.3 million, respectively, which was included within "Income taxes" on the Consolidated Statements of Income and within "Investment in qualified affordable housing tax credits amortization" on the Consolidated Statements of Cash Flows. For the years ended December 31, 2025, 2024 and 2023, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $10.6 million, $10.0 million and $9.8 million, respectively.

11. Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. The carrying amount of foreclosed real estate properties held at December 31, 2025 and December 31, 2024 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(In thousands)	December 31, 2025	December 31, 2024
OREO:
Commercial real estate	$91	$938
Construction real estate	638	—
Total OREO	$729	$938

Loans in process of foreclosure:
Residential real estate	$3,932	$2,225

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less costs to sell, when acquired.

In addition to real estate, Park may also repossess different types of collateral. As of December 31, 2025 and 2024, Park had $0.9 million and $1.2 million in other repossessed assets which are included in "Other assets" on the Consolidated Balance Sheets.

12. Loan Servicing
Park serviced sold mortgage loans of $1,842 million at December 31, 2025, compared to $1,858 million at December 31, 2024 and $1,934 million at December 31, 2023. At December 31, 2025, $2.3 million of the sold mortgage loans were sold with recourse compared to $2.5 million at December 31, 2024 and $2.9 million at December 31, 2023. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. As of December 31, 2025 and 2024, management had established reserves of $18,000 and $50,000, respectively, to account for future loan repurchases. Custodial escrow balances maintained in connection with serviced sold mortgage loans were $21.1 million and $19.7 million at December 31, 2025 and 2024, respectively.

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
Activity for MSRs and the related valuation allowance follows:

December 31 (In thousands)	2025	2024	2023
MSRs:
Carrying amount, net, beginning of year	$13,918	$14,656	$15,792
Additions	1,520	963	535
Amortization	(1,757)	(1,776)	(1,759)
Change in valuation allowance	16	75	88
Carrying amount, net, end of year	$13,697	$13,918	$14,656
Valuation allowance:
Beginning of year	$19	$94	$182
Change in valuation allowance	(16)	(75)	(88)
End of year	$3	$19	$94

The fair value of MSRs was $16.8 million and $16.5 million at December 31, 2025 and 2024, respectively. The fair value of MSRs at December 31, 2025 was established using a discount rate of 12.00% and constant prepayment speeds ranging from 5.88% to 11.94%. The fair value of MSRs at December 31, 2024 was established using a discount rate of 12.5% and constant prepayment speeds ranging from 5.76% to 29.76%.

Servicing fees included in "Other service income" were $4.8 million, $4.9 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Park's operating lease ROU asset and lease liability are presented in “Operating lease right-of-use asset" and "Operating lease liability," respectively, on Park's Consolidated Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at December 31, 2025 were $15.7 million and $17.1 million, respectively. At December 31, 2024, the carrying amounts of Park's ROU assets and lease liability were $15.7 million and $16.5 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Statements of Income.

Other information related to operating leases for the years ended December 31, 2025, 2024 and 2023 follows:

(In thousands)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Lease cost
Operating lease cost	$2,626	$2,511	$2,874
Sublease income	—	(10)	(273)
Total lease cost	$2,626	$2,501	$2,601

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,973	$2,530	$3,630
ROU assets obtained in exchange for new operating lease liabilities	$1,853	$2,718	$545
Reductions to ROU assets resulting from reductions to lease obligations	$(1,819)	$(1,970)	$(3,062)
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures for the year ended December 31, 2025.

Park's operating leases had a weighted average remaining term of 9.3 years and 9.8 years at December 31, 2025 and 2024, respectively. The weighted average discount rate of Park's operating leases was 4.4% and 3.8% at December 31, 2025 and 2024, respectively.

Undiscounted cash flows included in lease liabilities at December 31, 2025 have expected contractual payments as follows:

(In thousands)	December 31, 2025
2026	$2,621
2027	2,546
2028	2,514
2029	2,532
2030	1,750
Thereafter	9,116
Total undiscounted minimum lease payments	$21,079
Less: imputed interest	(4,016)
Total lease liabilities	$17,063

14. Deposits
At December 31, 2025 and 2024, non-interest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2025	2024
Non-interest bearing	$2,656,093	$2,612,708
Interest bearing	5,587,620	5,530,818
Total	$8,243,713	$8,143,526

The table below details the maturities of time deposits at December 31, 2025. Time deposits below include $17.0 million of BID CD deposits.

(In thousands)
2026	$658,972
2027	68,507
2028	14,262
2029	11,914
2030	36,278
After 5 years	19
Total	$789,952

At December 31, 2025 and 2024, respectively, Park had approximately $22.3 million and $22.0 million of deposits received from Park's executive officers, Park directors and related entities of Park directors.

Time deposits that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2025 and 2024 were $252.7 million and $255.3 million, respectively. Time deposits that met or exceeded the FDIC insurance limit of $250,000 included $17.0 million and $76.5 million of BID CD deposits at December 31, 2025 and 2024, respectively.

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

At December 31, 2025 and December 31, 2024, Park's repurchase agreement borrowings totaled $81.7 million and $90.4 million, respectively. These borrowings were collateralized with U.S. government sponsored entities' asset-backed securities with a fair value of $110.3 million and $124.1 million at December 31, 2025 and December 31, 2024, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of December 31, 2025 and December 31, 2024, Park had $119.2 million and $397.4 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreement borrowings by remaining contractual maturity and collateral pledged at December 31, 2025 and December 31, 2024:

	December 31, 2025
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$81,711	$—	$—	$—	$81,711

	December 31, 2024
(In thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$90,432	$—	$—	$—	$90,432

See Note 16 - Short-Term Borrowings for additional information related to repurchase agreements.

16. Short-Term Borrowings
Short-term borrowings were as follows:

December 31 (In thousands)	2025	2024
Securities sold under agreements to repurchase	$81,711	$90,432
Other borrowings	—	—
Total short-term borrowings	$81,711	$90,432

The outstanding balances for all short-term borrowings as of December 31, 2025 and 2024 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

(In thousands)	Repurchase agreements	Other borrowings
2025
Ending balance	$81,711	$—
Highest month-end balance	95,670	15,000
Average daily balance	80,207	164
Weighted-average interest rate:
As of year-end	1.19%	—%
Paid during the year	1.44%	4.62%
2024
Ending balance	$90,432	$—
Highest month-end balance	108,858	185,000
Average daily balance	95,680	24,917
Weighted-average interest rate:
As of year-end	1.49%	—%
Paid during the year	1.82%	5.58%

For the years ended December 31, 2025 and December 31, 2024, other borrowings included overnight FHLB and FRB borrowings and other overnight borrowings executed as part of the annual testing of our contingency funding plan. Additionally, for the year ended December 31, 2024, other borrowings included overnight FHLB borrowings utilized to fund the balance sheet. At December 31, 2024, $3.9 million of investment securities were pledged as collateral for FHLB advances. Noinvestment securities were pledged as collateral for FHLB advances at December 31, 2025. At December 31, 2025 and December 31, 2024, $2,382 million and $2,112 million, respectively, of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by PNB. See Note 15 - Repurchase Agreement Borrowings for information related to investment securities collateralizing repurchase agreements.

17. Subordinated Notes
As part of the acquisition of Vision Bank's parent bank holding company ("Vision Parent") on March 9, 2007, Park became the successor to Vision Parent under (i) the Amended and Restated Trust Agreement of Vision Bancshares Trust I (the “Trust”), dated as of December 5, 2005, (ii) the Junior Subordinated Indenture, dated as of December 5, 2005, and (iii) the Guarantee Agreement, also dated as of December 5, 2005.

On December 1, 2005, Vision Parent formed a wholly-owned Delaware statutory business trust, Vision Bancshares Trust I (“Trust I”), which issued $15.0 million of Trust I's floating rate preferred securities (the “Trust Preferred Securities”) to institutional investors. These Trust Preferred Securities qualified as Tier I capital under FRB guidelines. All of the common securities of Trust I were owned by Park. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Trust I to purchase $15.5 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carried a floating rate based on three-month CME Term SOFR plus 174 basis points. The junior subordinated notes represented the sole asset of Trust I. The Trust Preferred Securities accrued and paid distributions at a floating rate of three-month CME Term SOFR plus 174 basis points per annum. The Trust Preferred Securities were mandatorily redeemable upon maturity of the junior subordinated notes in December 2035, or upon earlier redemption as provided in the junior subordinated notes. Since December 30, 2010, Park has had the right to redeem the junior subordinated notes purchased by Trust I in whole or in part. On September 30, 2025, Park redeemed in full, $15.0 million in Trust Preferred Securities at a redemption price in cash equal to 100% of the principal amount of the Trust Preferred Securities, plus accrued and unpaid interest.

On August 20, 2020, Park completed the issuance and sale of $175 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). Beginning on September 1, 2025, Park had the right to redeem the Subordinated Notes, in whole or in part. On September 1, 2025, Park redeemed in full, $175 million outstanding of the Subordinated Notes at a redemption price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

The repayments were made using available cash on hand and did not involve any refinancing or issuance of new debt.

As of December 31, 2025, Park has no subordinated debt outstanding. At December 31, 2024, the Subordinated Notes, net of unamortized issuance costs, totaled $174.7 million and qualified as Tier 2 capital for Park under the Federal Reserve Board capital adequacy rules.

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $13.1 million and $15.4 million at December 31, 2025 and December 31, 2024, respectively.

While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. The aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Miscellaneous Other Income" and "Miscellaneous Other Expense". During the years ended December 31, 2025 and 2024, no net gain or loss was recorded related to these interest rate swaps.

Summary information about Park's interest rate swaps as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$13,060	$15,445
Weighted average pay rates	4.533%	4.504%
Weighted average receive rates	4.533%	4.504%
Weighted average maturity (years)	4.9	5.4

The following table reflects the interest rate swaps included in the Consolidated Balance Sheets as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	13,060	548	15,445	1,009
Total included in "Other assets"	$13,060	$548	$15,445	$1,009

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$13,060	$(548)	$15,445	$(1,009)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$13,060	$(548)	$15,445	$(1,009)

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

At December 31, 2025 and December 31, 2024, Park had $6.0 million and $4.2 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $115,000 and $85,000 at December 31, 2025 and December 31, 2024, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At December 31, 2025 and 2024, the fair value of the swap liability of $268,000 and $103,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

19. Share-Based Compensation
The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2025, 150,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-

Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At December 31, 2025, 30,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During 2025, 2024 and 2023, Park granted 6,915, 7,342 and 13,054 common shares, respectively, to directors of Park and to directors of PNB (and its divisions) under the 2017 Non-Employee Directors LTIP. The common shares granted to directors were not subject to a vesting period and resulted in expense of $1.1 million, $1.2 million, and $1.2 million in 2025, 2024, and 2023, respectively, which is included in "Professional fees and services" on the Consolidated Statements of Income.

During 2025, 2024 and 2023, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 49,350, 59,165 and 54,698 common shares, respectively, to certain employees of Park and its subsidiaries. As of December 31, 2025, Park reported 182,384 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and will also be subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the years ended December 31, 2025 and 2024 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	186,936	$122.68
Granted	59,165	131.30
Vested	(58,056)	103.70
Forfeited	(2,025)	135.55
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at December 31, 2024	186,020	$131.20
Granted	49,350	$170.72
Vested	(51,833)	119.31
Forfeited	(1,153)	154.15
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at December 31, 2025 (2)	182,384	$145.13
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs. As of December 31, 2025, an aggregate of 182,384 PBRSUs are expected to vest.

A summary of awards that vested during the years ended December 31, 2025 and 2024 follows:

	Year Ended December 31,
	2025	2024
PBRSUs and TBRSUs vested	51,833	58,056
Common shares withheld to satisfy employee income tax withholding obligations	19,468	22,895
Net common shares issued	32,365	35,161

Share-based compensation expense of $7.5 million, $6.4 million and $6.8 million was recognized for the years ended December 31, 2025, 2024 and 2023, respectively, related to PBRSU and TBRSU awards to employees.

The following table details expected additional share-based compensation expense related to PBRSUs outstanding at December 31, 2025:

(In thousands)
2026	$5,471
2027	3,613
2028	1,522
2029	242
Total	$10,848

20. Benefit Plans
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of Park National Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There was no pension contribution in 2025 or 2024 and no contribution is expected to be made in 2026.

Using accrual measurement dates of December 31, 2025 and 2024, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2025	2024
Change in fair value of plan assets
Fair value at beginning of measurement period	$225,771	$232,894
Actual return on plan assets	18,602	31,116
Benefits paid	(6,648)	(38,239)
Fair value at end of measurement period	$237,725	$225,771

Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$104,533	$139,217
Service cost	6,526	6,916
Interest cost	5,911	6,443
Actuarial gain	(297)	(9,804)
Benefits paid	(6,648)	(38,239)
Projected benefit obligation at the end of measurement period	$110,025	$104,533

Funded status at end of year (fair value of plan assets less benefit obligation)	$127,700	$121,238

The increase in the projected benefit obligation ("PBO") from $104.5 million as of December 31, 2024 to $110.0 million as of December 31, 2025, was largely the result of an additional year of plan progression, including an additional year of service, interest on the liability, and payments from the plan.

The asset allocation for the Pension Plan as of each measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset category	Target Allocation	2025	2024
Equity securities	50% - 70%	60%	61%
Fixed income and cash equivalents	remaining balance	40%	39%
Total		100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets used to measure the benefit obligation was 6.92% at both December 31, 2025 and December 31, 2024. This return was estimated based on historical returns, current trends in the plan assets as well as projected future rates of returns on those assets.

The accumulated benefit obligation for the Pension Plan was $88.5 million and $82.1 million at December 31, 2025 and 2024, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2025 and 2024, the fair value of the 115,800 common shares held by the Pension Plan was $17.6 million, or $152.18 per share and $19.9 million, or $171.43 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Discount rate	5.95%	5.89%	5.14%
Rate of compensation increase
Under age 25	7.50%	7.50%	7.50%
Ages 25-29	7.00%	7.00%	7.00%
Ages 30-34	6.75%	6.75%	6.75%
Ages 35-39	6.00%	6.00%	6.00%
Ages 40-44	5.25%	5.25%	5.25%
Ages 45-54	4.75%	4.75%	4.75%
Ages 55-69	3.75%	3.75%	3.75%
Ages 70 and over	3.00%	3.00%	3.00%
Interest crediting rate (2025 rate is for 2026 only)	4.87%	4.64%	3.89%
Interest crediting rate (2027 and beyond)	4.70%	N/A	N/A

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below (in thousands):

2026	$9,164
2027	8,770
2028	8,672
2029	9,153
2030	8,582
2031-2035	46,762
Total	$91,103

The following table shows ending balances of accumulated other comprehensive income at December 31, 2025 and 2024.

(In thousands)	2025	2024
Prior service cost	$(292)	$(340)
Net actuarial gain	25,110	21,547
Total	24,818	21,207
Deferred tax liability	(5,211)	(4,453)
Accumulated other comprehensive income	$19,607	$16,754

Using actuarial measurement dates of December 31 for 2025, 2024 and 2023, components of net periodic benefit income and other amounts recognized in other comprehensive income were as follows:

(In thousands)	2025	2024	2023	Affected Line Item in the Consolidated Statements of Income
Components of net periodic benefit income and other amounts recognized in other comprehensive income
Service cost	$(6,526)	$(6,916)	$(6,236)	Employee benefits
Interest cost	(5,911)	(6,443)	(6,523)	Other components of net periodic benefit income
Expected return on plan assets	15,335	15,754	14,143	Other components of net periodic benefit income
Recognized prior service cost	(48)	(48)	(48)	Other components of net periodic benefit income
Settlement income	—	6,148	—	Pension settlement gain
Net periodic benefit income	$2,850	$8,495	$1,336

Net actuarial gain	$3,563	$25,166	$10,549
Amortization of actuarial gain	—	(6,148)	—
Amortization of prior service cost	48	48	48
Total recognized in other comprehensive income	3,611	19,066	10,597
Total recognized in net benefit income and other comprehensive income	$6,461	$27,561	$11,933

During the year ended December 31, 2024, Park recognized a $6.1 million pension settlement gain due to a combination of lump sum payouts as well as the purchase of a nonparticipating annuity contract which will provide ongoing benefits to vested participants. To calculate the gain, the PBO was remeasured as of September 30, 2024 as well as December 31, 2024. In calculating the September 30, 2024 PBO, a discount rate of 5.17% was used which was a 3 basis point increase from the discount rate utilized to calculate the December 31, 2023 PBO. There were no changes from December 31, 2023 to the assumptions utilized for the long-term rate of return on plan assets, salaries increases, turnover rates or mortality. There was no pension settlement gain recognized during the years ended December 31, 2025 or December 31, 2023.

The weighted average assumptions used to determine net periodic benefit income for the years ended December 31, 2025, 2024 and 2023 are listed below:

	2025	2024	2023
Discount rate	5.89%	5.14%	5.32%
Rate of compensation increase
Under age 25 (under age 30 for 2023)	7.50%	7.50%	8.25%
Ages 25-29 (ages 30-39 for 2023)	7.00%	7.00%	6.00%
Ages 30-34 (ages 40-49 for 2023)	6.75%	6.75%	5.00%
Ages 35-39 (ages 50-54 for 2023)	6.00%	6.00%	4.25%
Ages 40-44 (ages 55-59 for 2023)	5.25%	5.25%	3.75%
Ages 45-54 (ages 60-64 for 2023)	4.75%	4.75%	3.50%
Ages 55-69 (ages 65 and over for 2023)	3.75%	3.75%	3.25%
Ages 70 and over (for 2024 and 2025)	3.00%	3.00%	N/A
Interest crediting rate	4.64%	3.89%	4.07%
Expected long-term return on plan assets	6.92%	6.92%	6.92%

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

The fair value of the plan assets at December 31, 2025 and December 31, 2024, by asset class, is as follows.

	Fair Value Measurements		Fair Value Measurements
	at December 31, 2025, Using		at December 31, 2024, Using
(In thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Interest-bearing account	$16,399	$2,238	$3,529	$3,671
Mutual funds	40,782	—	34,973	—
U.S. Treasury Notes	—	54,710	—	55,062
U.S. Government agency obligations	—	9,113	—	11,237
Corporate bonds	—	9,792	—	14,003
Common stocks	104,691	—	103,296	—
Total	$161,872	$75,853	$141,798	$83,973

Salary Deferral Plan

The Corporation has a voluntary salary deferral plan (the Corporation's Employees Stock Ownership Plan) covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $5.6 million, $5.3 million, and $5.0 million for 2025, 2024 and 2023, respectively.

Supplemental Executive Retirement Plan

The Corporation has entered into Supplemental Executive Retirement Plan Agreements (the "SERP Agreements") with certain key officers of Park National Corporation and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal income tax law. The accrued benefit cost for the SERP Agreements totaled $16.2 million and $15.5 million for 2025 and 2024, respectively, and is recorded within "Other liabilities" on the Consolidated Balance Sheet. The expense for the Corporation was as follows:

(In thousands)	2025	2024	2023	Affected Line Item in the Consolidated Statements of Income
Service cost	$888	$1,297	$1,224	Employee benefits
Interest cost	730	658	567	Miscellaneous expense
Total SERP expense	$1,618	$1,955	$1,791

21. Income Taxes
Park's pre-tax income for the year ended December 31, 2025 was as follows:

(In thousands)	2025
Domestic	$221,323
Foreign	—
Total pre-tax income	$221,323

The components of the provision for federal income taxes are shown below:

December 31, (In thousands)	2025	2024	2023
Current tax expense (benefit)
Federal	$31,984	$23,905	$18,118
State	2,285	1,360	1,190
Amortization of qualified affordable housing projects and historic tax credits	8,519	8,449	8,265

Deferred tax expense (benefit)
Federal	$(1,439)	$(517)	$(708)
State	(99)	108	5

Total income tax expense (benefit)
Federal	$39,064	$31,837	$25,675
State	2,186	1,468	1,195
Total	$41,250	$33,305	$26,870

Income taxes paid for the year ended December 31, 2025 were as follows:

(In thousands)	2025
Federal	$33,580
State (1)	2,463
Total	$36,043
(1) There were no payments made to an individual jurisdiction that exceeded 5% of the Company's total income taxes paid during the year ended December 31, 2025.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$20,351	$19,144
Allowance for unfunded credit losses	1,142	1,288
Accumulated other comprehensive loss – Unrealized losses on debt securities AFS	8,598	16,728
Deferred compensation	7,370	6,811
Net deferred loan fees	—	581
Nonvested equity-based compensation	3,431	3,130
Net operating loss ("NOL") carryforward	2,163	2,173
Fixed assets	2,389	1,728
Operating lease liability	3,736	3,592
Other	1,036	1,009
Total deferred tax assets before valuation allowance	$50,216	$56,184
Valuation allowance	(672)	(562)
Total deferred tax assets	$49,544	$55,622
Deferred tax liabilities:
Accumulated other comprehensive gain – Pension Plan	$5,211	$4,453
Deferred investment income	—	1,226
Net deferred loan fees	266	—
Pension Plan	22,527	21,776
MSRs	2,999	3,030
Partnership adjustments	950	1,080
Purchase accounting adjustments	712	791
Operating lease right-of-use asset	3,426	3,427
Lessor adjustments	2,535	2,287
Other	1,916	1,199
Total deferred tax liabilities	$40,542	$39,269
Net deferred tax asset	$9,002	$16,353

As of December 31, 2025 and 2024, Park had a net deferred tax asset balance related to federal NOL carryforwards of approximately $1.5 million and $1.6 million, respectively, which expire at various dates from 2030-2035. Park also had a net deferred tax asset balance related to state NOL carryforwards of approximately $0.9 million and $0.6 million at December 31, 2025 and 2024, respectively, which expire at various dates from 2030-2040.

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP. At December 31, 2025, management determined that it was required to establish a $0.7 million state tax valuation allowance against certain deferred tax assets generated by one of its non-bank subsidiaries since it was not more likely than not that the deferred tax assets would be fully utilized in future periods. A valuation allowance of $0.6 million was required for the year ended December 31, 2024.

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the year ended December 31, 2025.

	2025
(Dollars in thousands)	Amount	Percent
Statutory federal corporate income tax rate	$46,478	21.0%
Changes in rates resulting from:
Tax credits:
Investments in qualified affordable housing projects, net of tax benefits	(2,241)	(1.1)%
Nontaxable or nondeductible items:
Tax exempt interest income, net of disallowed interest	(2,056)	(0.9)%
Bank owned life insurance	(1,388)	(0.6)%
KSOP dividend deduction	(1,096)	(0.5)%
Other nontaxable or nondeductible items	9	—%
Other reconciling items:
Compensation-related items	(158)	(0.1)%
Change in tax laws or rates enacted during the period	—	—%
Changes in unrecognized tax benefits	(25)	—%
State income taxes, net of federal benefit (1)	1,727	0.8%
Total	$41,250	18.6%
(1) State tax in North Carolina, South Carolina, Kentucky, and California make up the majority (greater than 50%) of the tax effect in this category.

The following is a reconciliation of income tax expense to the amount computed at the statutory federal corporate income tax rate of 21% for the years ended December 31, 2024 and 2023.

	2024	2023
Statutory federal corporate income tax rate	21.0%	21.0%
Changes in rates resulting from:
Tax exempt interest income, net of disallowed interest	(1.0)%	(1.9)%
Bank owned life insurance	(0.9)%	(0.7)%
Investments in qualified affordable housing projects, net of tax benefits	(1.0)%	(1.0)%
KSOP dividend deduction	(0.5)%	(0.6)%
Other	0.4%	0.7%
Effective Tax Rate	18.0%	17.5%

Park National Corporation and its subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on equity. The franchise tax expense is included in "State tax expense" on Park’s Consolidated Statements of Income. Park is also subject to state income tax in various states, including North Carolina and South Carolina. State income tax expense is included in “Income taxes” on Park’s Consolidated Statements of Income. Park’s state income tax expense was $2.2 million, $1.5 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(In thousands)	2025	2024	2023
January 1 Balance	$98	$145	$69
Additions based on tax positions related to the current year	2	5	47
Additions for tax positions of prior years	—	—	52
Reductions for tax positions of prior years	—	(28)	—
Reductions due to statute of limitations	(34)	(24)	(23)
December 31 Balance	$66	$98	$145

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2025, 2024 and 2023 was $60,000, $87,000 and $123,000, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during 2026.

The income (expense) related to interest and penalties recorded on unrecognized tax benefits in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 was $2,000, $(1,500), and $(1,500), respectively. The amount accrued for interest and penalties at December 31, 2025, 2024 and 2023 was $10,500, $12,500 and $11,000, respectively.

Park National Corporation and its subsidiaries are subject to U.S. federal income tax and income tax in various state jurisdictions. The Corporation is subject to routine audits of tax returns by the Internal Revenue Service and states in which we conduct business. No material adjustments have been made on closed federal and state tax audits. Generally, all tax years ended prior to December 31, 2022 are closed to examination by federal and state taxing authorities.

22. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) components, net of income tax, are shown in the following table for the years ended December 31, 2025, 2024 and 2023.

(in thousands)	Changes in Pension Plan assets and benefit obligations	Unrealized (losses) gains on AFS debt securities	Total
Beginning balance at January 1, 2025	$16,754	$(62,929)	$(46,175)
Other comprehensive income before reclassifications	2,815	28,806	31,621
Amounts reclassified from accumulated other comprehensive loss	38	1,777	1,815
Net current period other comprehensive income	$2,853	$30,583	$33,436
Ending balance at December 31, 2025	$19,607	$(32,346)	$(12,739)

Beginning balance at January 1, 2024	$1,692	$(67,883)	$(66,191)
Other comprehensive income before reclassifications	19,881	4,539	24,420
Amounts reclassified from accumulated other comprehensive loss	(4,819)	415	(4,404)
Net current period other comprehensive income	$15,062	$4,954	$20,016
Ending balance at December 31, 2024	$16,754	$(62,929)	$(46,175)

Beginning balance at January 1, 2023	$(6,680)	$(95,714)	$(102,394)
Other comprehensive income before reclassifications	8,334	21,610	29,944
Amounts reclassified from accumulated other comprehensive loss	38	6,221	6,259
Net current period other comprehensive income	$8,372	$27,831	$36,203
Ending balance at December 31, 2023	$1,692	$(67,883)	$(66,191)

The following table provides information concerning amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
(In thousands)	2025	2024	2023
Amortization of defined benefit pension items
Amortization of prior service cost	$48	$48	$48	Other components of net periodic pension benefit income
Gain recognition on partial settlement of vested benefits	—	(6,148)	—	Pension settlement gain
(Income) loss before income taxes	48	(6,100)	48	Income before income taxes
Income tax effect	10	(1,281)	10	Income taxes
Net of income tax	$38	$(4,819)	$38	Net income

Unrealized losses on AFS debt securities
Net loss on the sale of debt securities	$2,250	$526	$7,875	Loss on the sale of debt securities, net
Loss before income taxes	2,250	526	7,875	Income before income taxes
Income tax effect	473	111	1,654	Income taxes
Net of income tax	$1,777	$415	$6,221	Net income

23. Earnings Per Common Share
U.S. GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of PBRSUs and TBRSUs.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31 (In thousands, except share data)	2025	2024	2023
Numerator:
Net income	$180,073	$151,420	$126,734
Denominator:
Weighted-average common shares outstanding	16,109,237	16,143,708	16,163,500
Effect of dilutive PBRSUs and TBRSUs	93,673	101,089	86,519
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	16,202,910	16,244,797	16,250,019

Earnings per common share:
Basic earnings per common share	$11.18	$9.38	$7.84
Diluted earnings per common share	$11.11	$9.32	$7.80

Park awarded 49,350, 59,165 and 54,698 PBRSUs to certain employees during the years ended December 31, 2025, 2024 and 2023, respectively.

During the years ended December 31, 2023 and December 31, 2025, Park repurchased 199,000 and 120,000 common shares, respectively, to fund the PBRSUs, TBRSUs and common shares awarded to directors of Park and to directors of PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations. There were no common shares repurchased during the years ended December 31, 2024.

24. Dividend Restrictions
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2025, approximately $177.3 million of the total shareholders’ equity of PNB was available for the payment of dividends to Park National Corporation, without approval by the applicable regulatory authorities.

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, including the amount of collateral obtained, if deemed necessary by the Corporation. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (In thousands)	2025	2024
Loan commitments	$1,568,056	$1,525,435
Standby letters of credit	66,104	33,545

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following tables present assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$211,823	$—	$211,823
U.S. Government sponsored entities’ asset-backed securities	—	399,964	—	399,964
Collateralized loan obligations	—	56,143	—	56,143
Corporate debt securities	—	13,322	7,416	20,738
Equity securities	16,867	—	626	17,493
Mortgage loans held for sale	—	4,004	—	4,004
Mortgage IRLCs	—	115	—	115
Loan interest rate swaps	—	548	—	548

Liabilities
Fair value swap	$—	$—	$268	$268
Loan interest rate swaps	—	548	—	548

Fair Value Measurements at December 31, 2024 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$249	$—	$249
Obligations of states and political subdivisions	—	186,883	—	186,883
U.S. Government sponsored entities’ asset-backed securities	—	518,576	—	518,576
Collateralized loan obligations	—	271,833	—	271,833
Corporate debt securities	—	12,419	6,664	19,083
Equity securities	10,885	—	603	11,488
Mortgage loans held for sale	—	5,550	—	5,550
Mortgage IRLCs	—	85	—	85
Loan interest rate swaps	—	1,009	—	1,009

Liabilities
Fair value swap	$—	$—	$103	$103
Loan interest rate swaps	—	1,009	—	1,009

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

Investment securities: Fair values for investment securities are based on quoted market prices, where available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of "matrix pricing" to value debt securities absent the exclusive use of quoted prices. For equity securities where quoted prices or market prices of similar securities are not available, fair values are calculated using alternative valuation techniques, based on unobservable inputs (Level 3). For debt securities where quoted prices or market prices of similar securities are not available, fair values are calculated using DCF (Level 3).

Mortgage interest rate lock commitments: Mortgage IRLCs are based on current secondary market pricing and are classified as Level 2.

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using market prices for similar product types and, therefore, are classified in Level 2.

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2025 and 2024, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2025	$6,664	$603	$(103)
Transfers into level 3	404	—	—
Total gains / (losses)
Included in other income / other (expense)	—	23	(457)
Included in other comprehensive income	348	—	—
Purchases, sales, issuances and settlements, other, net	—	—	292
Balance at December 31, 2025	$7,416	$626	$(268)

Balance at January 1, 2024	$6,349	$473	$(123)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	130	(500)
Included in other comprehensive income	315	—	—
Purchases, sales, issuances and settlements, other, net	—	—	520
Balance at December 31, 2024	$6,664	$603	$(103)

One corporate debt security with a fair value of $404,000 as of December 31, 2025, was transferred out of Level 2 and into Level 3 because of a lack of observable market data for this investment. Level 3 corporate debt securities consisted of two debt securities at December 31, 2025 and a single debt security at December 31, 2024, which were valued using a discounted cash flow calculation. Significant unobservable inputs included a credit spread assumption which ranged from 3.67% and 4.45% at December 31, 2025, and was 3.67% at December 31, 2024.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated, collateral-dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. As of December 31, 2025 and 2024, there were no PCD loans carried at fair value. Additionally, there were no accruing, individually evaluated, collateral-dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement. There were no OREO properties recorded at fair value as of December 31, 2025.

Fair Value Measurements at December 31, 2025 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial, financial and agricultural (1)	$—	$—	$3,674	$3,674
Commercial real estate	—	—	370	370
Residential real estate	—	—	17	17
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$4,061	$4,061

MSRs	$—	$35	$—	$35
(1) Includes commercial, financial and agricultural loans in which real estate collateral was obtained subsequent to loan origination.

Fair Value Measurements at December 31, 2024 Using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial real estate	$—	$—	$1,022	$1,022
Residential real estate	—	—	1,924	1,924
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$2,946	$2,946

MSRs	$—	$371	$—	$371

OREO recorded at fair value:
Commercial real estate	$—	$—	$938	$938
Total OREO recorded at fair value	$—	$—	$938	$938

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

	December 31, 2025
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$4,081	$4,640	$20	$4,061
Remaining nonaccrual, individually evaluated loans	42,843	100	719	42,124
Total nonaccrual, individually evaluated loans	$46,924	$4,740	$739	$46,185

	December 31, 2024
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$2,986	$488	$40	$2,946
Remaining nonaccrual, individually evaluated loans	50,163	4,521	1,259	48,904
Total nonaccrual, individually evaluated loans	$53,149	$5,009	$1,299	$51,850

The expense from credit adjustments related to nonaccrual individually evaluated loans carried at fair value for the years ended December 31, 2025, 2024 and 2023 was $1.6 million, $0.2 million, and $1.0 million, respectively.

MSRs totaled $13.7 million at December 31, 2025. Of this $13.7 million MSR carrying balance, $35,000 was recorded at fair value and included a valuation allowance of $3,000. The remaining $13.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2025. At December 31, 2024, MSRs totaled $13.9 million. Of this $13.9 million MSR carrying balance, $0.4 million was recorded at fair value and included a valuation allowance of $19,000. The remaining $13.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2024. The income related to MSRs carried at fair value for the years ended December 31, 2025, 2024 and 2023 was $16,000, $75,000 and $88,000, respectively.

Total OREO held by Park at December 31, 2025 and 2024 was $0.7 million and $0.9 million, respectively. At December 31, 2025, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At December 31, 2024, there was $938,000 of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The expense related to OREO fair value adjustments was $60,000 and $493,000 for the years ended December 31, 2025 and 2023, respectively. There was no expense related to OREO carried at fair value during the year ended December 31, 2024.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025 and December 31, 2024:

December 31, 2025
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial, financial and agricultural	$3,674	Sales comparison approach	Adj to comparables	5.0% - 46.0% (25.5%)

Commercial real estate	$370	Sales comparison approach	Adj to comparables	0.0% - 10.0% (3.8%)
		Income approach	Capitalization rate	10.0% (10.0%)

Residential real estate	$17	Sales comparison approach	Adj to comparables	11.9% - 38.9% (25.4%)

December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial real estate	$1,022	Sales comparison approach	Adj to comparables	0.0% - 30.0% (15.2%)
		Income approach	Capitalization rate	9.5% - 10.0% (9.6%)

Residential real estate	$1,924	Sales comparison approach	Adj to comparables	4.7% - 45.5% (21.6%)
		Income approach	Capitalization rate	6.3% (6.3%)

Other real estate owned:
Commercial real estate	$938	Sales comparison approach	Adj to comparables	5.0% - 10.0% (7.5%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments are valued using the NAV practical expedient in accordance with ASC 820.

At December 31, 2025 and December 31, 2024, Park had Partnership Investments with a NAV of $39.3 million and $32.6 million, respectively. At December 31, 2025 and December 31, 2024, Park had $12.6 million and $17.6 million in unfunded commitments related to these Partnership Investments. For the years ended December 31, 2025, 2024 and 2023, Park recognized income of $1.2 million, $0.5 million and $0.4 million, respectively, related to these Partnership Investments.

The fair value of certain financial instruments at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$233,513	$233,513	$—	$—	$233,513
Investment securities (1)	688,668	—	681,252	7,416	688,668
Other investment securities (2)	17,493	16,867	—	626	17,493

Mortgage loans held for sale	4,004	—	4,004	—	4,004
Mortgage IRLCs	115	—	115	—	115
Individually evaluated loans carried at fair value	4,061	—	—	4,061	4,061
Other loans, net	7,950,089	—	—	7,848,810	7,848,810
Loans receivable, net	$7,958,269	$—	$4,119	$7,852,871	$7,856,990

Financial liabilities:
Time deposits	$772,952	$—	$774,487	$—	$774,487
Brokered deposits and Bid Ohio CDs	17,000	—	17,000	—	17,000
Other	1,216	1,216	—	—	1,216
Deposits (excluding demand deposits)	$791,168	$1,216	$791,487	$—	$792,703

Short-term borrowings	$81,711	$—	$81,711	$—	$81,711

Derivative financial instruments - assets:
Loan interest rate swaps	$548	$—	$548	$—	$548

Derivative financial instruments - liabilities:
Fair value swap	$268	$—	$—	$268	$268
Loan interest rate swaps	548	—	548	—	548
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

Each of PNB and Park met all of the well-capitalized ratio guidelines applicable to it at December 31, 2025. The following table indicates the capital ratios for PNB and Park at December 31, 2025 and 2024.

	As of December 31, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.45%	12.08%	12.08%	13.53%
Park	12.11%	13.99%	13.99%	15.13%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	9.80%	11.44%	11.44%	12.85%
Park	11.51%	13.46%	13.28%	16.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

The following table reflects various measures of capital for Park and PNB:

			To Be Adequately Capitalized		To Be Well-Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2025
Total Risk-Based Capital (to risk-weighted assets)
PNB	$1,153,867	13.53%	$682,403	8.00%	$853,004	10.00%
Park	1,300,063	15.13%	687,316	8.00%	859,145	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$1,030,695	12.08%	$511,802	6.00%	$682,403	8.00%
Park	1,201,891	13.99%	515,487	6.00%	515,487	6.00%
Leverage Ratio (to average total assets)
PNB	$1,030,695	10.45%	$394,581	4.00%	$493,226	5.00%
Park	1,201,891	12.11%	396,954	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	$1,030,695	12.08%	$383,852	4.50%	$554,453	6.50%
Park	1,201,891	13.99%	386,615	4.50%	N/A	N/A

At December 31, 2024
Total Risk-Based Capital (to risk-weighted assets)
PNB	$1,081,979	12.85%	$673,671	8.00%	$842,089	10.00%
Park	1,408,999	16.63%	677,966	8.00%	847,458	10.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)
PNB	$963,148	11.44%	$505,253	6.00%	$673,671	8.00%
Park	1,140,517	13.46%	508,475	6.00%	508,475	6.00%
Leverage Ratio (to average total assets)
PNB	$963,148	9.80%	$393,256	4.00%	$491,570	5.00%
Park	1,140,517	11.51%	396,519	4.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)
PNB	963,148	11.44%	378,940	4.50%	547,358	6.50%
Park	1,125,517	13.28%	381,356	4.50%	N/A	N/A
28. Segment Information

Park's chief operating decision maker is Park's Chief Executive Officer and President. While the chief decision maker monitors the operating results of its lines of business, operations are managed and financial performance is evaluated on a consolidated basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

	Banking Segment
(in thousands)	2025	2024	2023

Interest Income	$544,540	$522,965	$471,670

Reconciliation of Revenue
Other revenues	$119,881	$122,588	$92,634
Total consolidated revenues	$664,421	$645,553	$564,304

Less:
Interest expense	$107,229	$124,946	$98,557
Segment net interest income and noninterest income	$557,192	$520,607	$465,747

Less:
Provision for credit losses	11,488	14,543	2,904
Salaries	152,735	147,311	139,237
Employee benefits	40,362	41,724	42,264
Occupancy expense	13,379	12,816	13,114
Furniture and equipment expense	8,761	9,983	12,233
Data processing fees	45,269	40,564	37,637
Professional fees and services	31,452	31,146	29,173
Marketing	6,074	6,318	5,471
Insurance	6,355	6,735	7,640
Communication	4,519	4,097	4,210
State tax expense	4,899	4,500	4,657
Amortization of intangible assets	1,042	1,215	1,323
Foundation contributions	1,000	2,000	1,000
Miscellaneous	8,534	12,930	11,280
Income taxes	41,250	33,305	26,870
Segment net income/consolidated net income	$180,073	$151,420	$126,734

(in thousands)	2025	2024	2023
Other segment disclosures
Interest income	544,540	522,965	471,670
Interest expense	107,229	124,946	98,557
Depreciation	11,191	12,192	14,015
Amortization	1,042	1,215	1,323
Other significant noncash items:
Provision for credit losses	11,488	14,543	2,904
Segment assets	9,805,013	9,805,350	9,836,453

Reconciliation of assets
Total assets for reportable segments	$9,805,013	9,805,350	9,836,453
Other assets	—	—	—
Total consolidated assets	$9,805,013	9,805,350	9,836,453

29. Parent Company Statements
The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below. Investments in subsidiaries are accounted for using the equity method of accounting.

Cash represents non-interest bearing deposits with PNB. Net cash provided by operating activities reflects cash payments (received from subsidiaries) partially offset by cash payments to government entities for income taxes of $4.0 million, $3.0 million and $6.1 million in 2025, 2024 and 2023, respectively.

Condensed Balance Sheets
December 31, 2025 and 2024
(In thousands)	2025	2024
Assets:
Cash	$85,660	$277,808
Investment in subsidiaries	1,197,126	1,095,701
Debentures receivable from PNB	25,000	25,000
Other receivables from subsidiaries	659	1,261
Other investments	16,559	10,523
Other assets	42,627	41,363
Total assets	$1,367,631	$1,451,656
Liabilities:
Subordinated notes	$—	$189,651
Other payables to subsidiaries	53	1
Other liabilities	14,785	18,156
Total liabilities	$14,838	$207,808
Total shareholders’ equity	$1,352,793	$1,243,848
Total liabilities and shareholders’ equity	$1,367,631	$1,451,656

Condensed Statements of Income
for the years ended December 31, 2025, 2024 and 2023
(In thousands)	2025	2024	2023
Income:
Dividends from subsidiaries	$120,000	$93,000	$110,000
Interest and dividends	2,188	2,188	1,678
Other	4,927	2,418	163
Total income	127,115	97,606	111,841
Expense:
Interest expense	$6,285	$9,428	$9,383
Other, net	12,032	8,976	9,536
Total expense	18,317	18,404	18,919
Income before income taxes and equity in undistributed income of subsidiaries	$108,798	$79,202	$92,922
Income tax benefit	3,285	3,876	4,196
Income before equity in undistributed income of subsidiaries	112,083	83,078	97,118
Equity in undistributed income of subsidiaries	67,990	68,342	29,616
Net income	$180,073	$151,420	$126,734
Other comprehensive income (1)	33,436	20,016	36,203
Comprehensive income	$213,509	$171,436	$162,937
(1) See Consolidated Statements of Comprehensive Income for other comprehensive income detail.

Statements of Cash Flows
for the years ended December 31, 2025, 2024 and 2023
(In thousands)	2025	2024	2023
Operating activities:
Net income	$180,073	$151,420	$126,734
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(67,990)	(68,342)	(29,616)
Compensation expense for issuance of treasury shares to directors	1,103	1,223	1,223
Share-based compensation expense	7,510	6,446	6,787
(Gain) loss on equity securities, net	(4,074)	(1,872)	151
Decrease (increase) in other assets	1,573	(23)	828
Decrease in other liabilities	(3,148)	(1,770)	(2,752)
Net cash provided by operating activities	115,047	87,082	103,355
Investing activities:
Proceeds from sales of securities	1,196	—	1,370
Purchase of equity securities	(5,822)	(10,213)	(2,195)
Other, net	430	(600)	(31)
Net cash used in investing activities	(4,196)	(10,813)	(856)
Financing activities:
Cash dividends paid	(89,917)	(77,496)	(68,951)
Repurchase of common shares to be held as treasury shares	(20,134)	—	(23,017)
Repayment of subordinated notes	(190,000)	—	—
Value of common shares withheld to pay employee income taxes	(2,948)	(3,116)	(2,844)
Net cash used in financing activities	(302,999)	(80,612)	(94,812)
(Decrease) increase in cash	(192,148)	(4,343)	7,687

Cash at beginning of year	277,808	282,151	274,464
Cash at end of year	$85,660	$277,808	$282,151

30. Revenue from Contracts with Customers
All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Statements of Income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Revenue by Operating Segment (in thousands)	PRK	PRK	PRK
Income from fiduciary activities
Personal trust and agency accounts	$13,865	12,825	10,297
Employee benefit and retirement-related accounts	11,971	11,093	9,894
Investment management and investment advisory agency accounts	17,429	16,184	13,242
Other	2,505	2,387	2,041
Service charges on deposit accounts
Non-sufficient funds (NSF) fees	2,957	3,236	3,744
Demand deposit account (DDA) charges	6,447	5,286	4,229
Other	647	479	472
Other service income (1)
Credit card	2,776	2,652	2,799
HELOC	443	389	369
Installment	260	161	177
Real estate	9,095	7,091	5,795
Commercial	1,908	1,450	1,160
Debit card fee income	25,793	25,873	26,522
Bank owned life insurance income (2)	6,610	7,770	5,338
ATM fees	1,406	1,840	2,178
Pension settlement gain (2)	—	6,148	—
Loss on the sale of debt securities, net (2)	(2,250)	(526)	(7,875)
Gain on equity securities, net (2)	4,664	3,080	971
Other components of net periodic pension benefit income (2)	9,376	9,263	7,572
Miscellaneous (3)	3,979	5,907	3,709
Total other income	$119,881	$122,588	$92,634
(1) "Other Service Income" totaled $14.5 million, $11.7 million, and $10.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Of this aggregate service revenue, approximately, $7.1 million, $5.7 million, and $5.2 million is within the scope of ASC 606, with the remaining $7.4 million, $6.0 million, and $5.1 million consisting primarily of residential real estate loan fees which are out of scope for each respective year.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous" income includes brokerage income, safe deposit box rentals, gains/losses on asset sales, and miscellaneous bank fees totaling $4.0 million, $5.9 million, and $3.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, all of which are within the scope of ASC 606.

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

31. Subsequent Events (Unaudited)

On February 1, 2026, First Citizens Bancshares, Inc., a Tennessee corporation (“First Citizens”) merged into Park, with Park continuing as the surviving corporation. Immediately following the merger, First Citizens National Bank, a national banking association and a wholly-owned subsidiary of First Citizens, was merged into PNB, with PNB as the surviving bank.

As of January 31, 2026, First Citizens had $2.6 billion in total assets, $1.6 billion in total loans and leases, and $2.2 billion in total deposits. The acquisition was valued at $324.1 million and resulted in Park issuing 1,988,131 Park common shares as consideration for the First Citizens common stock acquired from First Citizens shareholders.

The assets and liabilities of First Citizens' will be recorded on Park's consolidated balance sheet at their preliminary estimated fair values as of February 1, 2026, the acquisition date, and First Citizens' results of operations will be included in Park's consolidated statement of income from that date. The initial accounting and determination of the fair values of the assets acquired and liabilities assumed in the acquisition was incomplete at the time of the filing of Park's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K") due to the timing of the closing of the acquisition in relation to the deadline for the filing of Park's 2025 Form 10-K. A more complete disclosure of the business combination is expected to be reported in Park's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026.

For the year ended December 31, 2025, Park recorded merger-related expenses of $1.6 million associated with the First Citizens acquisition.

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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

During the three months (the quarterly period) ended December 31, 2025, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 27, 2026 (the “2026 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2026 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2026 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2026 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K regarding delinquent reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to the 2025 fiscal year, is incorporated by reference from the disclosure to be included under the caption "BENEFICIAL OWNERSHIP OF PARK COMMON SHARES - Delinquent Section 16(a) Reports" in Park's 2026 Proxy Statement.
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
    In accordance with the requirements of Section 807 of the NYSE American Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and Park's subsidiaries, including Park’s Chief Executive Officer and President (the principal executive officer), Park’s Chief Financial

Officer, Secretary and Treasurer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or an executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of the Commentary to Section 807 of the NYSE American Company Guide.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park's Nominating and Corporate Governance Committee and Park’s full Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2026 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders held on April 28, 2025.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2026 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K, with the exception of Item 402(v) of SEC Regulation S-K, is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2026 Proxy Statement. The information required by Item 402(v) of SEC Regulation S-K to be included in Park's 2026 Proxy Statement is not incorporated into this Annual Report on Form 10-K and will not deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2026 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2026 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2026 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2026 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2026 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2026 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2026 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe LLP) -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Balance Sheets at December 31, 2025 and 2024 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
Notes to Consolidated Financial Statements -- included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K
(2)     Financial Statement Schedules.

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
10.24    Agreement and Plan of Merger, by and between Park National Corporation and First Citizens Bancshares, Inc., dated as of October 27, 2025 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by Park National Corporation with the Securities and Exchange Commission on October 27, 2025)
10.25    Employment Agreement, dated October 27, 2025, by and between Park National Bank and Jeffrey Agee, effective as of the effective time of the Merger (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Park National Corporation with the Securities and Exchange Commission on February 2, 2026)
19    Insider Trading Policy (filed herewith)
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

97    Clawback Policy (filed herewith)

Exhibit No.    Description of Exhibit
101    The following information from Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)*

104    Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101) *
___________________

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

PARK NATIONAL CORPORATION

Date: February 23, 2026	By:	/s/ Matthew R. Miller
Matthew R. Miller,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2026.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chairman of the Board and Director
/s/ Matthew R. Miller Matthew R. Miller	Chief Executive Officer, President and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Kelly A. Herreman Kelly A. Herreman	Chief Accounting Officer
/s/ Jeffrey D. Agee* Jeffrey D. Agee	Director
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ Frederic M. Bertley, Ph.D.* Frederic M. Bertley, Ph.D.	Director
/s/ C. Daniel DeLawder* C. Daniel DeLawder	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Kelly K.Gratz* Kelly K.Gratz	Director
/s/ Jason N. Judd* Jason N. Judd	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ D. Byrd Miller III* D. Byrd Miller III	Director

Name	Capacity
/s/ Karen A. Morrison* Karen A. Morrison	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director
/s/ Lee Zazworsky* Leon "Lee" Zazworsky	Director

__________________________

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to a Power of Attorney executed by the directors of the Registrant identified above, which Power of Attorney is filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ Matthew R. Miller
Matthew R. Miller
Chief Executive Officer and President
Attorney-in-Fact