Form 10-Q
period 2026-03-31
PARK NATIONAL CORP /OH/
filed 2026-05-11
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

 Yes   ☐   No   ☒

At May 8, 2026 the number of common shares, without par value, of the registrant issued and outstanding was 18,096,089.

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

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	LDA	Loss driver analysis
2017 Non-Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LGD	Loss given default
ACH	Automated clearing house	LIBOR	London Inter-bank Offered Rate
ACL	Allowance for credit losses	MSRs	Mortgage servicing rights
AFS	Available-for-sale	NAV	Net asset value
ASC	Accounting Standards Codification	NSF	Non-sufficient funds
ASU	Accounting Standards Update	OREO	Other real estate owned
ATM	Automated teller machine	Park's 2025 Form 10-K	The Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2025
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PBRSUs	Performance-based restricted stock units
CME	Chicago Mercantile Exchange	PCD	Purchased credit deteriorated
COVID-19	Novel coronavirus	PD	Probability of default
DCF	Discounted cash flow	PNB	The Park National Bank
DDA	Demand deposit account	PSL	Purchased seasoned loans
EPS	Earnings per common share	PTPP	Pre-tax, pre-provision
FASB	Financial Accounting Standards Board	Registrant	Park National Corporation
FFIEC	Federal Financial Institutions Examination Council	ROU	Right-of-use
FHLB	Federal Home Loan Bank	SARs	Stock appreciation rights
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTE	Fully taxable equivalent	SERP	Supplemental Executive Retirement Plan
First Citizens	First Citizens Bancshares, Inc. and its subsidiaries	SOFR	Secured overnight financing rate
GDP	Gross domestic product	TBRSUs	Time-based restricted stock units
HELOC	Home equity line of credit	U.S.	United States of America
HPI	Home price index	U.S. GAAP	United States Generally Accepted Accounting Principles
IRLC	Interest rate lock commitment	Vision	Vision Bancshares, Inc.
KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan	VOV	Verification of value

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

Risks and uncertainties that could cause actual results to differ include, without limitation: (1) the ability to execute our business plan successfully and manage strategic initiatives; (2) the impact of current and future economic and financial market conditions, including unemployment rates, inflation, interest rates, supply-demand imbalances, and geopolitical matters; (3) factors impacting the performance of our loan portfolio, including real estate values, financial health of borrowers, and loan concentrations; (4) the effects of monetary and fiscal policies, including interest rates, money supply, and inflation; (5) changes in federal, state, or local tax laws; (6) the impact of changes in governmental policy and regulatory requirements on our operations; (7) changes in consumer spending, borrowing, and saving habits; (8) changes in the performance and creditworthiness of customers, suppliers, and counterparties; (9) increased credit risk and higher credit losses due to loan concentrations; (10) volatility in mortgage banking income due to interest rates and demand; (11) adequacy of our internal controls and risk management programs; (12) competitive pressures among financial services organizations; (13) uncertainty regarding changes in banking regulations and other regulatory requirements; (14) our ability to meet heightened supervisory requirements and expectations; (15) the impact of changes in accounting policies and practices on our financial condition; (16) the reliability and accuracy of assumptions and estimates used in applying critical accounting estimates; (17) the potential for higher future credit losses due to changes in economic assumptions; (18) the ability to anticipate and respond to technological changes and our reliance on third-party vendors; (19) operational issues related to and capital spending necessitated by the implementation of information technology systems on which we are highly dependent; (20) the ability to secure confidential information and deliver products and services through computer systems and telecommunications networks; (21) the impact of security breaches or failures in operational systems; (22) the impact of geopolitical instability and trade policies on our operations including the imposition of tariffs and retaliatory tariffs; (23) the impact of changes in credit ratings of government debt and financial stability of sovereign governments; (24) the effect of stock market price fluctuations on our asset and wealth management businesses; (25) litigation and regulatory compliance exposure; (26) availability of earnings and excess capital for dividend declarations; (27) the impact of fraud, scams, and schemes on our business; (28) the impact of natural disasters, pandemics, and other emergencies on our operations; (29) potential deterioration of the economy due to financial, political, or other shocks; (30) impact of healthcare laws and potential changes on our costs and operations; (31) the ability to grow deposits and maintain adequate deposit levels, including by mitigating the effect of unexpected deposit outflows on our financial condition; (32) risks related to the completed acquisition of First Citizens, including the possibility that anticipated benefits are not realized as expected, difficulties integrating the two companies, and potential adverse reactions to customer, business, or employee relationships; and (33) other risk factors related to the banking industry.

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

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$152,342	$137,239
Money market instruments	830,795	96,274
Cash and cash equivalents	983,137	233,513

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,275,376 and $729,612 at March 31, 2026 and December 31, 2025, respectively, and no allowance for credit losses at March 31, 2026 or at December 31, 2025)	1,239,728	688,668
Other investment securities	127,227	113,474
Total investment securities	1,366,955	802,142

Loans	9,667,260	8,051,242
Allowance for credit losses	(108,590)	(92,973)
Net loans	9,558,670	7,958,269

Bank owned life insurance	279,749	241,662
Prepaid assets	202,027	197,814
Goodwill	263,424	159,595
Other intangible assets	39,141	2,395
Premises and equipment, net	93,126	61,627
Affordable housing tax credit investments	67,672	69,932
OREO	24,458	729
Accrued interest receivable	43,865	34,619
Operating lease ROU asset	17,442	15,650
Mortgage loan servicing rights	13,623	13,697
Other	30,678	13,369
Total assets	$12,983,967	$9,805,013

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	March 31, 2026	December 31, 2025
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$3,058,631	$2,656,093
Interest bearing	7,941,869	5,587,620
Total deposits	11,000,500	8,243,713

Short-term borrowings	135,176	81,711
Subordinated notes	15,000	—
Unfunded commitments in affordable housing tax credit investments	21,845	25,586
Operating lease liability	18,877	17,063
Allowance for credit losses on off-balance sheet commitments	5,554	5,199
Accrued interest payable	7,107	4,076
Other	78,094	74,872
Total liabilities	$11,282,153	$8,452,220

Equity:
Preferred shares (No par value; 200,000 shares authorized; No shares outstanding at March 31, 2026 or December 31, 2025)	$—	$—
Common shares (No par value; 40,000,000 shares authorized at March 31, 2026 and December 31, 2025; 19,611,235 common shares issued at March 31, 2026 and 17,623,104 at December 31, 2025)	782,575	465,032
Retained earnings	1,089,844	1,067,823
Treasury shares (1,515,146 common shares at March 31, 2026 and 1,544,842 common shares at December 31, 2025)	(164,106)	(167,323)
Accumulated other comprehensive loss, net of taxes	(8,554)	(12,739)
Total shareholders' equity	$1,699,759	$1,352,793
Non-controlling interest in consolidated subsidiary	2,055	—
Total equity	$1,701,814	$1,352,793
Total liabilities and equity	$12,983,967	$9,805,013

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income:

Interest and fees on loans	$142,042	$120,648

Interest and dividends on:
Debt securities - taxable	5,844	7,130
Debt securities - tax-exempt	2,226	1,269
Other interest income	4,665	3,153
Total interest and dividend income	154,777	132,200

Interest expense:

Interest on deposits:
Demand and savings deposits	20,849	18,436
Time deposits	7,532	6,770

Interest on borrowings:
Short-term borrowings	467	291
Subordinated notes	149	2,326

Total interest expense	28,997	27,823

Net interest income	125,780	104,377

Provision for credit losses	2,672	756

Net interest income after provision for credit losses	$123,108	$103,621

Other income:
Income from fiduciary activities	$12,343	$10,994
Service charges on deposit accounts	3,348	2,407
Other service income	3,686	2,936
Debit card fee income	6,973	6,089
Bank owned life insurance income	1,707	1,512
ATM fees	380	335
Gain on the sale of debt securities, net	1,084	—
Gain (loss) on equity securities, net	799	(862)
Other components of net periodic pension benefit income	2,492	2,344
Miscellaneous	916	(9)
Total other income	$33,728	$25,746

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended March 31,
	2026	2025
Other expense:
Salaries	$45,577	$36,216
Employee benefits	11,692	10,516
Occupancy expense	4,572	3,519
Furniture and equipment expense	2,517	2,301
Data processing fees	13,141	10,529
Professional fees and services	16,828	7,307
Marketing	1,556	1,528
Insurance	2,074	1,686
Communication	1,425	1,202
State tax expense	1,367	1,186
Amortization of intangible assets	1,279	274
Miscellaneous	3,131	1,900
Total other expense	$105,159	$78,164

Income before income taxes	$51,677	$51,203

Income taxes	9,990	9,046

Net income	$41,687	$42,157

Earnings per common share:
Basic	$2.40	$2.61
Diluted	$2.39	$2.60

Weighted average common shares outstanding:
Basic	17,381,922	16,159,342
Diluted	17,457,573	16,238,701

Regular cash dividends declared per common share	$1.10	$1.07

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$41,687	$42,157

Other comprehensive income, net of tax:

Debt securities available-for-sale:
Unrealized net holding gain on debt securities available-for-sale, net of income tax effect of $1,339 and $3,062 for the three months ended March 31, 2026 and 2025, respectively.	5,041	11,516
Net gain realized on sale of debt securities, AFS, net of income tax effect of $(228) for the three months ended March 31, 2026	(856)	—
Other comprehensive income	$4,185	$11,516

Comprehensive income	$45,872	$53,673

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss		Non-controlling interest in consolidated subsidiary
Balance at December 31, 2025	$—	$465,032	$1,067,823	$(167,323)	$(12,739)		$—
Net income			41,687			31
Other comprehensive income, net of tax					4,185
Issuance of 1,988,131 common shares for the acquisition of First Citizens Bancshares, Inc		321,891					2,055
Dividends on common shares at $1.10 per common share			(20,129)
Issuance of 29,695 common shares under share-based compensation awards, net of 17,660 common shares withheld to pay employee income taxes		(6,566)	463	3,217
Share-based compensation expense		2,218
Balance at March 31, 2026	$—	$782,575	$1,089,844	$(164,106)	$(8,554)		$2,055

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiary
Balance at December 31, 2024	$—	$463,706	$977,599	$(151,282)	$(46,175)	$—
Net income			42,157
Other comprehensive income, net of tax					11,516
Dividends on common shares at $1.07 per common share			(17,538)
Issuance of 32,365 common shares under share-based compensation awards, net of 19,468 common shares withheld to pay employee income taxes		(6,184)	(108)	3,344
Share-based compensation expense		2,007
Balance at March 31, 2025	$—	$459,529	$1,002,110	$(147,938)	$(34,659)	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$41,687	$42,157

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,672	756
Accretion of loan fees and costs, net	(2,727)	(2,291)
Net amortization of purchase accounting adjustments	849	101
Depreciation of premises and equipment	2,851	2,913
(Accretion) amortization of investment securities, net	(11)	345
Gain on the sale of debt securities, net	(1,084)	—
(Gain) loss on equity securities, net	(799)	862
Loan originations to be sold in secondary market	(54,124)	(28,224)
Proceeds from sale of loans in secondary market	53,753	29,329
Gain on sale of loans in secondary market	(971)	(458)
Share-based compensation expense	2,218	2,007
Bank owned life insurance income	(1,707)	(1,512)
Investment in qualified affordable housing tax credits amortization	2,260	2,275

Changes in assets and liabilities:
Decrease in prepaid dealer premiums	44	1,296
Decrease (increase) in other assets	626	(1,121)
Decrease in other liabilities	(14,671)	(10,750)
Net cash provided by operating activities	$30,866	$37,685

Investing activities:
Proceeds from the redemption/repurchase of FHLB stock	3,588	624
Proceeds from the redemption/repurchase of FRB stock	2,191	—
Proceeds from sale of:
Debt securities AFS	583,200	—
Equity securities	—	1,187
Proceeds from calls and maturities of:
Debt securities AFS	86,621	113,418
Purchases of:
Debt securities AFS	(478,025)	(28,799)
Equity securities	—	(1,264)
FHLB stock	(159)	—
FRB stock	(9,549)	—
Net decrease (increase) in other investments	1,029	(1,096)
Net loan originations, portfolio loans	(38,901)	(65,499)
Investment in qualified affordable housing tax credits	(3,741)	(4,768)
Proceeds from the sale of OREO	942	709
Bank owned life insurance death benefits	32	232
Purchases of bank owned life insurance	(2,500)	(2,500)
Cash received from acquisitions, net	145,565	—

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2026	2025
Purchases of premises and equipment	(4,266)	(1,076)
Net cash provided by investing activities	$286,027	$11,168

Financing activities:
Net increase in deposits	$431,809	$193,830
Net decrease (increase) in off-balance sheet deposits	105,265	(135,661)
Net increase (decrease) in short-term borrowings	4,781	(9,455)
Repayment of long-term debt	(86,107)	—
Value of common shares withheld to pay employee income taxes	(2,886)	(2,948)
Cash dividends paid	(20,131)	(17,571)
Net cash provided by financing activities	$432,731	$28,195

Increase in cash and cash equivalents	749,624	77,048

Cash and cash equivalents at beginning of year	233,513	160,566

Cash and cash equivalents at end of period	$983,137	$237,614

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$29,759	$29,867

Non-cash items:
Loans transferred to OREO	$3,116	$119

ROU assets obtained in exchange for lease obligations	49	1,069

Debt securities AFS purchase commitment	3,567	12,001

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2026.

As detailed in Note 3, Park acquired First Citizens Bancshares, Inc. on February 1, 2026. As part of the acquisition, Park subsidiaries acquired 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc. Former directors, executive officers and certain employees and affiliates of First Citizens own approximately 40% of the preferred stock which is reported as "Non-controlling interest in consolidated subsidiary" in the consolidated condensed balance sheets. Net income attributable to the non-controlling interest was $31,000 for the 3 months ended March 31, 2026.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X of the SEC. Therefore, they do not include all information and footnotes necessary for a fair presentation of the consolidated condensed balance sheets, consolidated condensed statements of income, consolidated condensed statements of comprehensive income, consolidated condensed statements of changes in equity and consolidated condensed statements of cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in Park's 2025 Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2025 Form 10-K. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

ASU 2025-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2026 and is applied on a prospective basis. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Park elected to adopt ASU 2025-08 effective January 1, 2025. The adoption of ASU 2025-08 did not have an impact on Park's existing loan portfolio or allowance for credit losses, but did impact the accounting for First Citizens purchased loans.

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

Note 3-Business Combination

On February 1, 2026, First Citizens Bancshares, Inc., a Tennessee corporation (“First Citizens”), merged into Park, with Park continuing as the surviving corporation. Immediately following the merger, First Citizens National Bank ("FCNB"), a national banking association and a wholly-owned subsidiary of First Citizens, merged into The Park National Bank ("PNB"), with PNB as the surviving bank. This acquisition continues Park's expansion strategy into higher-growth, demographically attractive markets.

The First Citizens acquisition was valued at $324.1 million based on Park's closing stock price per share on January 30, 2026, the last trading day prior to the merger effective date, of $162.94, and resulted in Park issuing 1,988,131 Park common shares as merger consideration in exchange for First Citizens outstanding common stock.

First Citizens' results of operations were included in Park's results beginning February 1, 2026. It is not practicable to determine revenue or net income included in Park's operating results related to First Citizens since the date of the acquisition, as First Citizens results cannot be separately identified. For the three months ended March 31, 2026, Park recorded merger-related expenses of $15.5 million, associated with the First Citizens acquisition. No merger-related expenses were recorded for the three months ended March 31, 2025.

Park recorded $103.8 million in goodwill, $34.4 million in core deposit intangibles, and $3.6 million in customer relationship intangibles related to wealth management, which reflects the expected synergies and the cost savings resulting from the combining of the operations of PNB and First Citizens. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of March 31, 2026, and subject to adjustment for up to one year after the acquisition date.

In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While Park believes that the information available on the acquisition date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date Park concludes that all necessary information about the facts and circumstances that existed as of the acquisition date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the valuation amounts.

The following table summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed

(in thousands)	February 1, 2026
Purchase Consideration
Cash consideration	$105
Fair value of Park common shares recorded in "common shares"	321,891
Fair value of Park common shares recorded in "Non-controlling interest in consolidated subsidiary"	2,055
Fair value of total consideration transferred	324,051

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	145,670
Securities	742,952
Loans, net of ACL	1,558,903
Loans held for sale	4,902
Bank owned life insurance	33,887
Premises and equipment	30,529
Core deposit intangible	34,440
Other intangible assets	3,585
Other real estate owned	21,271
Other assets	36,281
Total assets acquired	2,612,420

Deposits	2,221,111
Borrowings	149,791
Other liabilities	21,296
Total liabilities assumed	2,392,198

Total identifiable net assets	220,222

Goodwill	$103,829

Loans acquired in the First Citizens acquisition were reviewed to identify any that had experienced a more-than-insignificant deterioration in credit quality since origination. Loans that met established criteria indicating such deterioration are classified as purchased credit deteriorated ("PCD") loans. The remaining loans were classified as purchased seasoned loans ("PSLs"). In accordance with ASU 2025-08 both PCD loans and PSLs are recorded at the purchase price net of expected allowance for credit losses at the time of acquisition. In addition, a non-credit discount or premium is allocated to the loans based on a valuation by a third-party specialist. Under this method, the acquired loans do not incur a provision for credit losses affecting net income at acquisition. However, changes to the allowance for these loans in subsequent periods would be recognized through the provision for credit losses.

Of the $1.6 billion in loans held for investment acquired from First Citizens, $1.5 billion were identified as PSL and $65.1 million were identified as PCD. These loans are summarized in the following table:

(in thousands)	PCD Loans	PSLs	Total Acquired Loans
Amortized cost of acquired loans	$65,065	$1,526,711	$1,591,776
Allowance of loans at acquisition	(1,215)	(14,358)	(15,573)
Non-credit discount on loans	(4,622)	(12,678)	(17,300)
Fair value price of loans	$59,228	$1,499,675	$1,558,903

The following table presents supplemental pro forma information as if the First Citizens acquisition had occurred as of January 1, 2025. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The unaudited pro forma results exclude acquisition‑related costs that were recognized in noninterest expense during the three months ended March 31, 2026, as these costs are directly attributable to the acquisition and are not expected to have a continuing impact on Park's results of operations. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. The pro forma amounts below do not reflect any adjustments to the provision for credit losses for acquired loans, or Park's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the acquisition.

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Net interest income	$132,582	$121,250
Net income available to common shareholders	56,100	47,681
Earnings per common share - basic	3.11	2.63
Earnings per common share - diluted	3.09	2.61

Note 4 – Investment Securities

Investment securities at March 31, 2026 and at December 31, 2025, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2026:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$109,520	$—	$263	$109,257
Obligations of states and political subdivisions	245,912	2,445	10,251	238,106
U.S. Government sponsored entities' asset-backed securities	860,656	3,692	30,833	833,515
Collateralized loan obligations	38,200	1	68	38,133
Corporate debt securities	21,088	198	569	20,717
Total	$1,275,376	$6,336	$41,984	$1,239,728

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2025:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$220,285	$1,808	$10,270	$211,823
U.S. Government sponsored entities' asset-backed securities	432,051	1,142	33,229	399,964
Collateralized loan obligations	56,200	21	78	56,143
Corporate debt securities	21,076	188	526	20,738
Total	$729,612	$3,159	$44,103	$688,668

Investment securities in an unrealized loss position at March 31, 2026, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$109,257	$263	$—	$—	$109,257	$263
Obligations of states and political subdivisions	44,941	822	86,443	9,429	131,384	10,251
U.S. Government sponsored entities' asset-backed securities	279,777	1,857	316,000	28,976	595,777	30,833
Collateralized loan obligations	31,132	68	—	—	31,132	68
Corporate debt securities	7,356	43	9,724	526	17,080	569
Total	$472,463	$3,053	$412,167	$38,931	$884,630	$41,984

 Investment securities in an unrealized loss position at December 31, 2025, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$2,078	$33	$107,828	$10,237	$109,906	$10,270
U.S. Government sponsored entities' asset-backed securities	21,603	187	335,095	33,042	356,698	33,229
Collateralized loan obligations	23,172	78	—	—	23,172	78
Corporate debt securities	999	1	9,725	525	10,724	526
Total	$47,852	$299	$452,648	$43,804	$500,500	$44,103

At March 31, 2026, Park’s debt securities portfolio consisted of $1,239.7 million of securities, $884.6 million of which were in an unrealized loss position with aggregate unrealized losses of $42.0 million. Of the $884.6 million of securities in an unrealized loss position, $412.2 million were in an unrealized loss position for 12 months or longer. Of the $42.0 million in unrealized losses, $31.1 million were related to Park's "Obligations of U.S. Government sponsored entities" and "U.S. Government sponsored entities' asset-backed securities" portfolios. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at either March 31, 2026 or December 31, 2025. Additionally, for the three month periods ended March 31, 2026 and 2025, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at March 31, 2026, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S.Government sponsored entities
Due within one year	$29,637	$29,627	3.61%
Due one through five years	79,883	79,630	3.66%
Total	$109,520	$109,257	3.64%

Obligations of state and political subdivisions:
Due one through five years	$7,557	$7,466	3.22%
Due six through ten years	68,704	63,762	2.55%
Due over ten years	169,651	166,878	4.41%
Total (1)	$245,912	$238,106	3.85%

U.S. Government sponsored entities' asset-backed securities	$860,656	$833,515	3.22%

Collateralized loan obligations	$38,200	$38,133	5.34%

Corporate debt securities
Due one through five years	$2,000	$1,981	7.57%
Due six through ten years	19,088	18,736	4.29%
Total	$21,088	$20,717	4.60%
 The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

AFS debt securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. During the three-month period ended March 31, 2026, Park sold certain AFS debt securities with a book value of $364.8 million at a gross gain of $2.7 million and sold certain AFS debt securities with a book value of $217.3 million at a gross loss of $1.6 million which sales included certain AFS debt securities acquired in the First Citizens merger. There were no sales of AFS debt securities during the three-month period ended March 31, 2025.

Investment securities having a fair value of $949.5 million and $569.5 million at March 31, 2026 and December 31, 2025, respectively, were pledged to collateralize government and public fund deposits and to secure repurchase agreements.

Note 5 – Other Investment Securities

Other investment securities (as shown on the Consolidated Condensed Balance Sheets) consist of restricted stock investments in the FHLB and the FRB, and equity securities. The FHLB and FRB restricted stock investments are carried at their redemption value. Equity securities with a readily determinable fair value are carried at fair value. Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions ("modified cost"). Park's portfolio of equity investments in limited partnerships which provide mezzanine funding ("Partnership Investments") are valued using the net asset value practical expedient in accordance with ASC 820.

The carrying amounts of other investment securities at March 31, 2026 and December 31, 2025 were as follows:

(In thousands)	March 31, 2026	December 31, 2025
FHLB stock	$10,408	$8,013
FRB stock	24,202	14,653
Equity investments carried at fair value	18,560	17,493
Equity investments carried at modified cost (1)	21,448	21,448
Equity investments carried at NAV	52,609	51,867
Total other investment securities	$127,227	$113,474
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $3.5 million have been recorded as a result of observable price changes. There were no adjustments recorded during either of the three-month periods ended March 31, 2026 or 2025 as a result of observable price changes.

During the three-month period ended March 31, 2026, Park acquired 58,245 shares of FHLB stock with a book value of $5.8 million in connection with the acquisition of First Citizens. During that same period, Park purchased 1,588 shares of FHLB stock with a book value of $159,000 and the FHLB repurchased 35,881 shares of FHLB stock with a book value of $3.6 million.

No shares of FHLB stock were purchased during the three-month period ended March 31, 2025. During the three-month period ended March 31, 2025, the FHLB repurchased 6,243 shares of FHLB stock with a book value of $624,000.

During the three-month period ended March 31, 2026, Park acquired 43,812 shares of FRB stock with a book value of $2.2 million in connection with the acquisition of First Citizens. These shares were immediately redeemed by the FRB upon the close of the First Citizens acquisition. During that same period Park purchased 190,972 shares of FRB stock with a book value of $9.5 million. No shares of FRB stock were purchased or sold during the three-month period ended March 31, 2025.

During the three-month periods ended March 31, 2026 and 2025, $293,000 and $(563,000), respectively, of gains (losses) on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three-month periods ended March 31, 2026 and 2025, $506,000 and $(299,000), respectively, of gains (losses) on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 6 – Loans

The composition of the loan portfolio at March 31, 2026 and at December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,384,265	$1,210,047
Overdrafts	1,493	2,103
Commercial real estate (1)	3,003,932	2,208,660
Construction real estate:
Commercial	479,304	298,491
Retail	127,708	100,934
Residential real estate:
Commercial	960,920	752,695
Mortgage	1,501,261	1,375,641
HELOC	314,202	241,058
Installment	5,793	5,988
Consumer:
Consumer	1,857,503	1,821,471
Check loans	1,650	1,776
Leases	29,229	32,378
Total	$9,667,260	$8,051,242
Allowance for credit losses	(108,590)	(92,973)
Net loans	$9,558,670	$7,958,269
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $19.6 million at March 31, 2026, and of $20.1 million at December 31, 2025, which represented a net deferred income position at both dates. Additionally, at March 31, 2026, loans included purchase accounting adjustments of $17.9 million, which represented a net deferred income position. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans. At December 31, 2025, there were no purchase accounting adjustments included in loans.

Overdrawn deposit accounts of $1.5 million and $2.1 million were reclassified to loans at March 31, 2026 and at December 31, 2025, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at March 31, 2026 and December 31, 2025.

	March 31, 2026
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$19,231	$8	$19,239
Overdrafts	—	—	—
Commercial real estate	37,249	—	37,249
Construction real estate:
Commercial	732	—	732
Retail	91	126	217
Residential real estate:
Commercial	2,929	—	2,929
Mortgage	16,016	1,840	17,856
HELOC	1,559	—	1,559
Installment	49	—	49
Consumer:
Consumer	2,546	625	3,171
Check loans	—	—	—
Leases	146	—	146
Total loans	$80,548	$2,599	$83,147

	December 31, 2025
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$15,817	$10	$15,827
Overdrafts	—	—	—
Commercial real estate	28,879	—	28,879
Construction real estate:
Commercial	577	—	577
Retail	97	17	114
Residential real estate:
Commercial	1,565	—	1,565
Mortgage	14,964	1,483	16,447
HELOC	1,702	—	1,702
Installment	53	—	53
Consumer
Consumer	2,693	1,228	3,921
Check loans	—	—	—
Leases	168	—	168
Total loans	$66,515	$2,738	$69,253

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at March 31, 2026 and December 31, 2025:

	March 31, 2026
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$11,700	$7,531	$2,853
Overdrafts	—	—	—
Commercial real estate	36,212	1,037	36
Construction real estate:
Commercial	732	—	—
Retail	—	91	39
Residential real estate:
Commercial	2,230	699	161
Mortgage	—	16,016	236
HELOC	—	1,559	124
Installment	—	49	1
Consumer
Consumer	—	2,546	910
Check loans	—	—	—
Leases	106	40	5
Total loans	$50,980	$29,568	$4,365

	December 31, 2025
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13,633	$2,184	$744
Overdrafts	—	—	—
Commercial real estate	28,879	—	—
Construction real estate:
Commercial	577	—	—
Retail	—	97	41
Residential real estate:
Commercial	1,565	—	—
Mortgage	—	14,964	225
HELOC	—	1,702	108
Installment	—	53	1
Consumer
Consumer	—	2,693	947
Check loans	—	—	—
Leases	122	46	11
Total	$44,776	$21,739	$2,077

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and a review of classified credits is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated. Management’s general practice is to proactively charge down nonaccrual loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at March 31, 2026 and at December 31, 2025:

	March 31, 2026
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$3,888	$13,310	$16,369	$33,567
Commercial real estate	38,542	—	—	38,542
Construction real estate:
Commercial	1,261	—	—	1,261
Residential real estate:
Commercial	2,975	—	—	2,975
Mortgage	75	—	—	75
Leases	—	146	—	146
Total loans	$46,741	$13,456	$16,369	$76,566

	December 31, 2025
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$3,938	$9,444	$20,678	$34,060
Commercial real estate	29,554	650	—	30,204
Construction real estate:
Commercial	1,119	—	—	1,119
Residential real estate:
Commercial	1,612	—	—	1,612
Mortgage	76	—	—	76
Leases	—	168	—	168
Total loans	$36,299	$10,262	$20,678	$67,239

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month periods ended March 31, 2026 and 2025:

	Interest Income Recognized
(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Commercial, financial and agricultural:
Commercial, financial and agricultural	$213	$332
Overdrafts	—	—
Commercial real estate	386	260
Construction real estate:
Commercial	11	1
Retail	2	—
Residential real estate:
Commercial	26	22
Mortgage	148	92
HELOC	39	8
Installment	1	—
Consumer:
Consumer	40	45
Check loans	—	—
Leases	—	—
Total loans	$866	$760

The following tables present the aging of the amortized cost in past due loans at March 31, 2026 and at December 31, 2025 by class of loan:

	March 31, 2026
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,731	$5,470	$7,201	$1,377,064	$1,384,265
Overdrafts	—	—	—	1,493	1,493
Commercial real estate	351	5,621	5,972	2,997,960	3,003,932
Construction real estate:
Commercial	110	15	125	479,179	479,304
Retail	760	200	960	126,748	127,708
Residential real estate:
Commercial	1,772	1,059	2,831	958,089	960,920
Mortgage	18,981	8,499	27,480	1,473,781	1,501,261
HELOC	1,005	554	1,559	312,643	314,202
Installment	33	48	81	5,712	5,793
Consumer:
Consumer	8,918	1,013	9,931	1,847,572	1,857,503
Check loans	1	—	1	1,649	1,650
Leases	—	—	—	29,229	29,229
Total loans	$33,662	$22,479	$56,141	$9,611,119	$9,667,260
(1) Includes an aggregate of $2.6 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $60.7 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2025
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$231	$6,382	$6,613	$1,203,434	$1,210,047
Overdrafts	—	—	—	2,103	2,103
Commercial real estate	77	1,298	1,375	2,207,285	2,208,660
Construction real estate:
Commercial	154	—	154	298,337	298,491
Retail	149	74	223	100,711	100,934
Residential real estate:
Commercial	33	219	252	752,443	752,695
Mortgage	16,503	8,317	24,820	1,350,821	1,375,641
HELOC	271	688	959	240,099	241,058
Installment	103	50	153	5,835	5,988
Consumer
Consumer	11,158	1,737	12,895	1,808,576	1,821,471
Check loans	3	—	3	1,773	1,776
Leases	21	—	21	32,357	32,378
Total loans	$28,703	$18,765	$47,468	$8,003,774	$8,051,242
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.5 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at March 31, 2026 and December 31, 2025 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at March 31, 2026 and at December 31, 2025 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the three months ended March 31, 2026 and for the year ended December 31, 2025.

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$88,225	$342,094	$160,797	$110,825	$58,191	$105,336	$464,977	$1,330,445
Special Mention	163	2,083	1,198	686	2,818	702	25,405	33,055
Substandard	536	2,254	1,966	1,058	1,503	5,012	6,992	19,321
Doubtful	—	193	445	144	49	217	396	1,444
Total	$88,924	$346,624	$164,406	$112,713	$62,561	$111,267	$497,770	$1,384,265
Current period gross charge-offs	$1	$93	$112	$55	$28	$29	$5	$323

Commercial real estate (1)
Risk rating
Pass	$145,397	$580,904	$492,365	$291,902	$378,108	$994,673	$28,857	$2,912,206
Special Mention	4,109	12,468	10,081	8,709	3,635	11,825	450	51,277
Substandard	1,148	2,089	4,603	3,715	7,745	18,010	3,139	40,449
Doubtful	—	—	—	—	—	—	—	—
Total	$150,654	$595,461	$507,049	$304,326	$389,488	$1,024,508	$32,446	$3,003,932
Current period gross charge-offs	$—	$—	$17	$—	$—	$3	$—	$20

Construction real estate: Commercial
Risk rating
Pass	$50,860	$238,984	$134,170	$6,049	$5,178	$7,603	$23,238	$466,082
Special Mention	3,047	7,473	—	—	—	627	802	11,949
Substandard	—	1,226	—	20	—	27	—	1,273
Doubtful	—	—	—	—	—	—	—	—
Total	$53,907	$247,683	$134,170	$6,069	$5,178	$8,257	$24,040	$479,304
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Commercial
Risk rating
Pass	$56,115	$196,143	$148,806	$141,539	$109,935	$258,635	$35,445	$946,618
Special Mention	—	3,282	1,831	666	1,981	2,065	694	10,519
Substandard	484	1,052	331	695	347	874	—	3,783
Doubtful	—	—	—	—	—	—	—	—
Total	$56,599	$200,477	$150,968	$142,900	$112,263	$261,574	$36,139	$960,920
Current period gross charge-offs	$—	$—	$1	$1	$—	$53	$—	$55

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$679	$14,376	$7,679	$3,293	$1,374	$442	$—	$27,843
Special Mention	—	—	1,240	—	—	—	—	1,240
Substandard	—	—	—	—	44	—	—	44
Doubtful	—	—	—	30	72	—	—	102
Total	$679	$14,376	$8,919	$3,323	$1,490	$442	$—	$29,229
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$341,276	$1,372,501	$943,817	$553,608	$552,786	$1,366,689	$552,517	$5,683,194
Special Mention	7,319	25,306	14,350	10,061	8,434	15,219	27,351	108,040
Substandard	2,168	6,621	6,900	5,488	9,639	23,923	10,131	64,870
Doubtful	—	193	445	174	121	217	396	1,546
Total	$350,763	$1,404,621	$965,512	$569,331	$570,980	$1,406,048	$590,395	$5,857,650
Current period gross charge-offs	$1	$93	$130	$56	$28	$85	$5	$398
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

Park considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the three months ended March 31, 2026 and for the year ended December 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,493	$—	$—	$—	$—	$—	$—	$1,493
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,493	$—	$—	$—	$—	$—	$—	$1,493
Current period gross charge-offs	$276	$—	$—	$—	$—	$—	$—	$276

Construction Real Estate: Retail
Performing	$12,797	$75,489	$13,508	$5,365	$7,920	$11,956	$456	$127,491
Nonperforming	—	—	126	—	—	91	—	217
Total	$12,797	$75,489	$13,634	$5,365	$7,920	$12,047	$456	$127,708
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$42,811	$181,406	$226,223	$235,364	$237,443	$560,158	$—	$1,483,405
Nonperforming	—	43	2,882	3,897	2,620	8,414	—	17,856
Total	$42,811	$181,449	$229,105	$239,261	$240,063	$568,572	$—	$1,501,261
Current period gross charge-offs	$—	$—	$32	$23	$—	$—	$—	$55

Residential Real Estate: HELOC
Performing	$—	$32	$253	$709	$559	$735	$310,355	$312,643
Nonperforming	—	—	—	47	91	450	971	1,559
Total	$—	$32	$253	$756	$650	$1,185	$311,326	$314,202
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$1

Residential Real Estate: Installment
Performing	$292	$1,337	$863	$917	$45	$2,290	$—	$5,744
Nonperforming	—	—	—	18	6	25	—	49
Total	$292	$1,337	$863	$935	$51	$2,315	$—	$5,793
Current period gross charge-offs	$—	$—	$—	$8	$—	$—	$—	$8

Consumer: Consumer
Performing	$186,034	$547,400	$385,642	$269,962	$244,578	$211,321	$9,395	$1,854,332
Nonperforming	—	397	688	488	785	813	—	3,171
Total	$186,034	$547,797	$386,330	$270,450	$245,363	$212,134	$9,395	$1,857,503
Current period gross charge-offs	$—	$697	$788	$981	$689	$535	$—	$3,690

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,650	$1,650
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,650	$1,650
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$12

Total Consumer Loans
Performing	$243,427	$805,664	$626,489	$512,317	$490,545	$786,460	$321,856	$3,786,758
Nonperforming	—	440	3,696	4,450	3,502	9,793	971	22,852
Total	$243,427	$806,104	$630,185	$516,767	$494,047	$796,253	$322,827	$3,809,610
Current period gross charge-offs	$276	$697	$820	$1,012	$689	$535	$13	$4,042

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$2,103	$—	$—	$—	$—	$—	$—	$2,103
Nonperforming	—	—	—	—	—	—	—	—
Total	2,103	$—	$—	$—	$—	$—	$—	$2,103
Current period gross charge-offs	$1,032	$—	$—	$—	$—	$—	$—	$1,032

Construction Real Estate: Retail
Performing	$50,128	$20,281	$12,129	$6,906	$4,429	$6,529	$418	$100,820
Nonperforming	—	—	—	—	17	97	—	114
Total	$50,128	$20,281	$12,129	$6,906	$4,446	$6,626	$418	$100,934
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$162,548	$206,140	$217,252	$223,910	$167,522	$381,822	$—	$1,359,194
Nonperforming	—	2,599	3,881	2,297	1,184	6,486	—	16,447
Total	$162,548	$208,739	$221,133	$226,207	$168,706	$388,308	$—	$1,375,641
Current period gross charge-offs	$—	$149	$104	$—	$—	$—	$—	$253

Residential Real Estate: HELOC
Performing	$—	$263	$550	$477	$13	$766	$237,287	$239,356
Nonperforming	—	15	33	90	16	681	867	1,702
Total	$—	$278	$583	$567	$29	$1,447	$238,154	$241,058
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: Installment
Performing	$1,493	$900	$1,079	$61	$—	$2,402	$—	$5,935
Nonperforming	—	—	27	—	—	26	—	53
Total	$1,493	$900	$1,106	$61	$—	$2,428	$—	$5,988
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$582,158	$425,318	$301,142	$275,261	$120,561	$107,748	$5,362	$1,817,550
Nonperforming	452	618	832	1,174	303	542	—	3,921
Total	$582,610	$425,936	$301,974	$276,435	$120,864	$108,290	$5,362	$1,821,471
Current period gross charge-offs	$651	$2,803	$4,344	$3,194	$1,273	$945	$8	$13,218

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,776	$1,776
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,776	$1,776
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$28	$28

Total Consumer Loans
Performing	$798,430	$652,902	$532,152	$506,615	$292,525	$499,267	$244,843	$3,526,734
Nonperforming	452	3,232	4,773	3,561	1,520	7,832	867	22,237
Total	$798,882	$656,134	$536,925	$510,176	$294,045	$507,099	$245,710	$3,548,971
Current period gross charge-offs	$1,683	$2,952	$4,448	$3,194	$1,273	$945	$36	$14,531

Loans Acquired with Deteriorated Credit Quality
With the acquisition of First Citizens on February 1, 2026, Park purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The initial carrying amount of those loans was as follows.

(in thousands)	February 1, 2026
Par value of acquired loans at acquisition	$65,065
Allowance for credit losses at acquisition	(1,215)
Non-credit discount at acquisition	(4,622)
Purchase price of loans at acquisition	$59,228

The carrying amount of PCD loans at March 31, 2026 and December 31, 2025 was $54.4 million and $2.5 million, respectively. The allowance for credit losses on PCD loans totaled $903,000 at March 31, 2026. There was no allowance for credit losses on PCD loans at December 31, 2025.

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

The following tables present the amortized cost basis of loans at March 31, 2026 and 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2026
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$1,180	$66	$72	$—	$1,318	0.10%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	119	650	—	—	769	0.03%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	2	—	—	—	2	—%
Residential real estate:
Commercial	—	—	—	—	—	—	—	—%
Mortgage	—	—	—	135	225	—	360	0.02%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—		—	—	—	—
Consumer:
Consumer	—	—	—	13	—	—	13	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$1,301	$864	$297	$—	$2,462	0.03%

	Three Months Ended March 31, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$932	$6,503	$—	$150	$—	$7,585	0.61%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	6,186	799	1,478	175	1,426	10,064	0.50%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	69	69	0.07%
Residential real estate:
Commercial	—	898	—	—	—	—	898	0.14%
Mortgage	—	—	—	—	—	451	451	0.03%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	73	—	—	—	73	1.21%
Consumer:
Consumer	—	—	—	16	—	—	16	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$8,016	$7,375	$1,494	$325	$1,946	$19,156	0.24%

At March 31, 2026, Park had commitments to lend $103,000 related to loans which were both experiencing financial difficulty and modified during the three months ended March 31, 2026.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(1.16)%	1.0
Overdrafts	—	—%	0.0
Commercial real estate	—	(0.27)%	2.1
Construction real estate:
Commercial	—	—%	0.0
Retail	—	—%	0.9
Residential real estate:
Commercial	—	—%	0.0
Mortgage	—	(2.67)%	0.3
HELOC	—	—%	0.0
Installment	—	—%	0.0
Consumer:
Consumer	—	(1.59)%	0.0
Check loans	—	—%	0.0
Leases	—	—%	0.0
Total	$—	(1.14)%	1.0

	Three Months Ended March 31, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.35)%	0.9	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.78)%	2.6	0.5
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.5	0.5
Residential real estate:
Commercial	—	—%	0.0	0.5
Mortgage	—	—%	0.4	0.4
HELOC	—	—%	0.0	0.0
Installment	—	—%	15.1	0.0
Consumer:
Consumer	—	(1.06)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.75)%	1.4	0.5

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following tables provide the performance of loans as of the period end date, of modifications made to borrowers experiencing financial difficulty during the twelve months preceding March 31, 2026 and March 31, 2025, respectively:

	Twelve Months Ended March 31, 2026
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$44,591	$—	$—	$—	$44,591
Overdrafts	—	—	—	—	—
Commercial real estate	6,505	—	—	—	6,505
Construction real estate:
Commercial	1,818	—	—	—	1,818
Retail	2	—	—	—	2
Residential real estate:
Commercial	1,032	—	—	—	1,032
Mortgage	798	288	—	146	1,232
HELOC	—	—	—	—	—
Installment	159	—	—	20	179
Consumer:
Consumer	42	—	—	13	55
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$54,947	$288	$—	$179	$55,414

	Twelve Months Ended March 31, 2025
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$17,064	$294	$—	$—	$17,358
Overdrafts	—	—	—	—	—
Commercial real estate	13,552	124	—	—	13,676
Construction real estate:
Commercial	—	—	—	—	—
Retail	69	—	—	—	69
Residential real estate:
Commercial	1,299	—	—	—	1,299
Mortgage	1,006	53	—	78	1,137
HELOC	—	—	—	—	—
Installment	336	—	—	—	336
Consumer:
Consumer	11	—	—	14	25
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$33,337	$471	$—	$92	$33,900

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three months ended March 31, 2026 and 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Three Months Ended March 31, 2026
	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$—
Overdrafts	—	—	—
Commercial real estate	—	—	—
Construction real estate:
Commercial	—	—	—
Retail	—	—	—
Residential real estate:
Commercial	—	—	—
Mortgage	135	—	299
HELOC	—	—	—
Installment	—	20	—
Consumer:
Consumer	44	—	—
Check loans	—	—	—
Leases	—	—	—
Total loans	$179	$20	$299

	Three Months Ended March 31, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$29	$—	$265	$—
Overdrafts	—	—	—	—
Commercial real estate	124	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	78	11	43
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	14	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$153	$92	$276	$43

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amounts.

Note 7 – Allowance for Credit Losses

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

As part of the acquisition, of First Citizens on February 1, 2026, Park recorded a day 1 ACL of $15.6 million. In accordance with ASU 2025-08, the day 1 ACL was recorded as an increase to the ACL with a corresponding increase to Goodwill.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model or an undiscounted Expected Loss Model for purchased loans.. Key inputs and assumptions used in both models are discussed below:
•First Citizens acquired portfolio - Park elected to utilize its existing 2025 LDA, prepayment study, curtailment study, and funding analysis as the acquired portfolio is similar in credit risk and loss experience to Park’s. This was confirmed through extensive due diligence. Additionally, the current loss driver analysis is calculated heavily utilizing Park’s proxy peer group which is not expected to change significantly in 2026. The ACL on PSLs and PCD loans shares all relevant inputs and assumptions, but utilizes undiscounted credit losses from the analysis to calculate the ACL.
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
◦As of March 31, 2026, the "most likely" scenario forecasted Ohio unemployment between 4.86% and 4.98% during the next four quarters. In determining the appropriate weighting of scenarios at March 31, 2026, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing stabilization or slight improvement, volatile and low levels of consumer confidence, higher unemployment rates, the impact of elevated inflation for several years with the impact of tariffs being still unknown, the interest rate environment, geo-political conflict (including conflict related to tariffs and the conflict between the U.S. and Iran), uncertainty regarding fiscal policy of the current political administration, and continued stress in the commercial real estate sector cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at March 31, 2026. Changes in forecasts, incorporation of an acquired loan portfolio, as well as changes in loan mix resulted in a 8 basis point decrease in the weighted quantitative allowance from December 31, 2025.

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
•Expansion into new markets, including the risks associated with entering new geographic or product markets and the effectiveness of integrating and assimilating underwriting standards, credit administration practices, risk oversight, and portfolio management processes with Park’s existing framework.

Qualitative adjustments amounted to $6.5 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively. Significant qualitative adjustments include the following:
•Helene: Qualitative adjustments included a $583,000 and $561,000 reserve at March 31, 2026 and December 31, 2025, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area. While Helene impacted this region in October 2024, many borrowers are still navigating the insurance claim process and local businesses are waiting to see the full economic impact on tourist season.
•Special purpose mortgage: Qualitative adjustments included a $2.4 million and $2.3 million reserve at March 31, 2026 and December 31, 2025, respectively, related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of March 31, 2026, the total loans in these special purpose mortgage loan programs totaled $238.0 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of

Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs.
•Former First Citizens loans: Qualitative adjustments included a $3.2 million additional reserve at March 31, 2026 related to the newly acquired First Citizens loan portfolio. The qualitative adjustment reflects risks associated with entry into new markets, the integration of credit administration practices, and a lower quantitative reserve compared to legacy segments. Although pre‑acquisition due diligence indicated a risk profile generally consistent with Park’s existing loan portfolio, the quantitative ACL calculated for former First Citizens loans was significantly below that of the legacy portfolio. In order to take into consideration all of these factors, management added an additional 20 bps reserve to the affected loans, or $3.2 million, as of March 31, 2026. Park believes that the resulting reserve on former First Citizens loans is more in line with the legacy portfolio.

ACL Activity
The activity in the ACL for the three-month periods ended March 31, 2026 and March 31, 2025 is summarized in the following tables:

	Three Months Ended March 31, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973
Initial allowance-PCD loans	130	481	467	136	1	—	1,215
Initial allowance-PSL	1,559	6,990	1,835	3,796	178	—	14,358
Charge-offs	599	20	—	119	3,702	—	4,440
Recoveries	346	6	7	39	1,414	—	1,812
Net charge-offs/(recoveries)	$253	$14	$(7)	$80	$2,288	$—	$2,628
Provision for (recovery of) credit losses	2,008	238	(1,583)	(508)	2,459	58	2,672
Ending balance	$17,586	$25,872	$8,435	$30,688	$25,743	$266	$108,590

	Three Months Ended March 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966
Charge-offs	301	—	—	25	3,279	—	3,605
Recoveries	337	14	1,104	45	1,513	—	3,013
Net (recoveries)/charge-offs	$(36)	$(14)	$(1,104)	$(20)	$1,766	$—	$592
(Recovery of )provision for credit losses	(1,311)	253	(90)	374	1,500	30	756
Ending balance	$11,408	$19,838	$8,139	$22,749	$25,815	$181	$88,130

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2026 and at December 31, 2025, respectively, Park had $10.2 million and $4.0 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 6 - Loans, and Note 7 - Allowance for Credit Losses. The contractual balance was $10.1 million and $3.9 million at March 31, 2026 and at December 31, 2025, respectively. The gain expected upon sale was $152,000 and $65,000 at March 31, 2026 and at December 31, 2025, respectively. None of these loans were 90 days or more past due or on nonaccrual status at March 31, 2026 or at December 31, 2025.

Note 9 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for the three-month periods ended March 31, 2026 and 2025.

(in thousands)	Goodwill	Core deposit intangible asset	Other intangible assets	Total
December 31, 2024	$159,595	$3,437	$—	$163,032
Amortization	—	274	—	274
March 31, 2025	$159,595	$3,163	$—	$162,758

December 31, 2025	$159,595	$2,395	$—	$161,990
Acquired goodwill and other intangible assets	103,829	34,440	3,585	141,854
Amortization	—	1,279	—	1,279
March 31, 2026	$263,424	$35,556	$3,585	$302,565

In past years, Park evaluated goodwill for impairment during the second quarter, with financial data as of the immediately prior March 31. To align the impairment analysis more closely with year-end, Park is moving its annual goodwill impairment testing to the fourth quarter. Based on the qualitative analysis performed as of April 1, 2025, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at March 31, 2026 and at December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible asset	$48,896	$13,340	$14,456	$12,061
Customer relationship intangible asset	3,585	—	—	—
Total	$52,481	$13,340	$14,456	$12,061

The core deposit intangible asset and the customer relationship intangible asset are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $1.3 million and $274,000 for the three-month periods ended March 31, 2026 and 2025, respectively.

Estimated amortization expense related to core deposit intangible asset and the customer relationship intangible asset for the remainder of 2026 and the next four years follows:

(in thousands)	Core deposit intangible asset	Customer relationship intangible asset
Nine months ending December 31, 2026	$5,349	$598
2027	6,442	592
2028	5,679	527
2029	4,572	462
2030	3,809	397

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Affordable housing tax credit investments	$67,672	$69,932
Unfunded commitments	21,845	25,586

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2026 through 2039.

Park recognized amortization expense of $2.3 million for each of the three month periods ended March 31, 2026 and 2025, which were included within "Income taxes" in the consolidated condensed statements of income. Additionally, during the three months ended March 31, 2026 and 2025, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.2 million and $2.8 million, respectively, which were included within "Income taxes" in the consolidated condensed statements of income.

Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. In addition, during the three months ended March 31, 2026, Park acquired $21.3 million of OREO in connection with the acquisition of First Citizens. The carrying amounts of foreclosed real estate properties held at March 31, 2026 and December 31, 2025 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2026	December 31, 2025
OREO:
Commercial real estate	$125	$91
Residential real estate	21,656	—
Construction real estate	2,677	638
Total OREO	$24,458	$729

Loans in process of foreclosure:
Residential real estate	$3,133	$3,932

In addition to real estate, Park may also repossess different types of collateral. As of March 31, 2026 and December 31, 2025, Park had $1.3 million and $0.9 million in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.84 billion at each of March 31, 2026, December 31, 2025 and March 31, 2025. At March 31, 2026, $2.3 million of the sold mortgage loans were sold with recourse, compared to $2.3 million at December 31, 2025 and $2.4 million at March 31, 2025. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At both March 31, 2026 and December 31, 2025, management had established reserves of $18,000, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
MSRs:
Carrying amount, net, beginning of period	$13,697	$13,918
Additions	333	238
Amortization	(406)	(398)
Change in valuation allowance	(1)	2
Carrying amount, net, end of period	$13,623	$13,760

Valuation allowance:
Beginning of period	$3	$19
Change in valuation allowance	1	(2)
End of period	$4	$17

Servicing fees included in "Other service income" were $1.2 million for both the three months ended March 31, 2026 and 2025, respectively.

Note 13 - Leases

Park is a lessee in several noncancellable operating lease arrangements, primarily for retail branches, administrative and warehouse buildings, ATMs, and certain office equipment within its Ohio, North Carolina, South Carolina, Kentucky, and Tennessee markets. Certain of these leases contain renewal options for periods ranging from one year to five years. Park’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease arrangements include fixed payments plus, for many of Park’s real estate leases, variable payments such as Park's proportionate share of property taxes, insurance and common area maintenance.

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at March 31, 2026 were $17.4 million and $18.9 million, respectively. At December 31, 2025, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $17.1 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month periods ended March 31, 2026 and 2025 follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Lease cost
Operating lease cost	$755	$640
Sublease income	—	—
Total lease cost	$755	$640

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$737	$73
Acquired ROU assets and operating lease liabilities	2,041	—
ROU assets obtained in exchange for new operating lease liabilities	49	1,069
Reductions to ROU assets resulting from reductions to lease obligations	$(547)	$(437)
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures for the three-month period ended March 31, 2025.

Park's operating leases had a weighted average remaining term of 8.7 years and 9.3 years at March 31, 2026 and December 31, 2025, respectively. The weighted average discount rate of Park's operating leases was 4.3% and 4.4% at March 31, 2026 and at December 31, 2025, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2026
Nine months ending December 31, 2026	$2,367
2027	3,088
2028	3,019
2029	3,019
2030	1,966
Thereafter	9,532
Total undiscounted minimum lease payments	$22,991
Present value adjustment	(4,114)
Total lease liabilities	$18,877

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

At March 31, 2026 and at December 31, 2025, Park's repurchase agreement borrowings totaled $135.2 million and $81.7 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $193.1 million and $110.3 million at March 31, 2026 and at December 31, 2025, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At March 31, 2026 and at December 31, 2025, Park had $283.1 million and $119.2 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2026 and at December 31, 2025:

	March 31, 2026
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$135,176	$—	$—	$—	$135,176

	December 31, 2025
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$81,711	$—	$—	$—	$81,711

Note 15 - Subordinated Notes

On February 1, 2026, following the acquisition of First Citizens, Park assumed the role of successor to First Citizens in several Trust Agreements and Junior Subordinated Indentures related to the issuance of subordinated notes. The agreements are summarized in the following paragraphs.

First Citizens Subordinated Notes
In March 2005, First Citizens formed First Citizens (TN) Statutory Trust III ("FC Trust III"), a Delaware statutory trust, which issued $5.0 million of FC Trust III's floating rate preferred securities (the “FC III Trust Preferred Securities”) to institutional investors. These FC III Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of FC Trust III are owned by Park. The proceeds from the issuance of the common securities and the FC III Trust Preferred Securities were used by FC Trust III to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 206 basis points. The junior subordinated notes represent the sole asset of FC Trust III. The FC Trust III Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 206 basis points per annum. The FC Trust III Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in March 2035, or upon earlier redemption as provided in the junior subordinated notes. Since March 2010, the junior subordinated notes purchased by FC Trust III have been available to be redeemed, in whole or in part. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, FC Trust III is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

In March 2007, First Citizens formed First Citizens (TN) Statutory Trust IV ("FC Trust IV"), a Delaware statutory trust, which issued $5.0 million of FC Trust IV's floating rate preferred securities (the “FC IV Trust Preferred Securities”) to institutional investors. These FC IV Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of FC Trust IV are owned by Park. The proceeds from the issuance of the common securities and the FC IV Trust Preferred Securities were used by FC Trust IV to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 201 basis points. The junior subordinated notes represent the sole asset of FC Trust IV. The FC Trust IV Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 201 basis points per annum. The FC Trust IV Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in June 2037, or upon earlier redemption as provided in the junior subordinated notes. Since March 2012, the junior subordinated notes purchased by FC Trust IV have been available to be redeemed, in whole or in part. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, FC Trust IV is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

Pursuant to First Citizens merger with Southern Heritage Bancshares on October 1, 2014, First Citizens assumed the debentures issued to Southern Heritage Statutory Trust I ("SH Trust I"). In December 2004, Southern Heritage Bancshares formed SH Trust I, a Delaware statutory trust, which issued $5.0 million of SH Trust I's floating rate preferred securities (the “SH I Trust Preferred Securities”) to institutional investors. These SH I Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of SH Trust I are owned by Park. The proceeds from the issuance of the common securities and the SH I Trust Preferred Securities were used by SH Trust I to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 231 basis points. The junior subordinated notes represent the sole asset of SH Trust I. The SH I Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 231 basis points per annum. The SH Trust I Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in December 2034, or upon earlier redemption as provided in the junior subordinated notes. Since December 2009, the junior subordinated notes purchased by SH Trust I have been available to be redeemed, in whole or in part. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, SH Trust I is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

Repaid Subordinated Notes
As part of the acquisition of Vision’s parent bank holding company (“Vision Parent”) on March 9, 2007, Park acquired a wholly-owned statutory business trust of Vision Parent (“Trust I”). On December 5, 2005, Trust I issued $15.0 million floating rate preferred securities to institutional investors which it used to purchase $15.5 million of junior subordinated notes from Vision. Both the junior subordinated notes and the trust preferred securities, following the cessation of LIBOR, carried a floating rate based on three-month CME Term SOFR plus 174 basis points. Since December 30, 2010, Park has had the right to redeem these securities. On September 30, 2025, Park redeemed in full, $15.0 million in trust preferred securities at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest.

On August 20, 2020, Park completed the issuance and sale of $175.0 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). Beginning on September 1, 2025, Park had the right to redeem the Subordinated Notes, in whole or in part. On September 1, 2025, Park redeemed in full, $175.0 million outstanding of the Subordinated Notes at a redemption price in cash equal to 100% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest.

All of the repayments described in this Note 15 were made using available cash on hand and did not involve any refinancing or issuance of new debt.

Note 16 - Derivatives

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $12.7 million and $13.1 million at March 31, 2026 and at December 31, 2025, respectively.

While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. The aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Miscellaneous Other Income" and "Miscellaneous Other Expense". During the three-month periods ended March 31, 2026 and 2025, no net gain or loss was recorded related to these interest rate swaps.

Summary information about Park's interest rate swaps at March 31, 2026 and at December 31, 2025 follows:

	March 31, 2026	December 31, 2025
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$12,692	$13,060
Weighted average pay rates	4.541%	4.533%
Weighted average receive rates	4.541%	4.533%
Weighted average maturity (years)	4.7	4.9
Unrealized losses	$—	$—

The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at March 31, 2026 and at December 31, 2025.

(In thousands)	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	12,692	565	13,060	548
Total included in "Other assets"	$12,692	$565	$13,060	$548

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$12,692	$(565)	$13,060	$(548)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$12,692	$(565)	$13,060	$(548)

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. These mortgage banking derivatives are not designated as hedge relationships. The fair value of an interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage banking derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in "Other service income" in the consolidated condensed statements of income.

At March 31, 2026 and at December 31, 2025, Park had $8.3 million and $6.0 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $154,000 and $115,000 at March 31, 2026 and at December 31, 2025, respectively.

Other Derivatives
In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2026 and December 31, 2025, the fair value of the swap agreement liability of $100,000 and $268,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 17 – Accumulated Other Comprehensive Loss

Other comprehensive income components, net of tax, are shown in the following table for the three-month periods ended March 31, 2026 and 2025:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2026	$19,607	$(32,346)	$(12,739)
Other comprehensive income before reclassifications	—	5,041	5,041
Amounts reclassified from accumulated other comprehensive loss		(856)	(856)
Net current period other comprehensive income	—	4,185	4,185
Ending balance at March 31, 2026	$19,607	$(28,161)	$(8,554)

Beginning balance at January 1, 2025	$16,754	$(62,929)	$(46,175)
Other comprehensive income before reclassifications	—	11,516	11,516
Net current period other comprehensive income	—	11,516	11,516
Ending balance at March 31, 2025	$16,754	$(51,413)	$(34,659)

The following table provides information concerning amounts reclassified out of accumulated other comprehensive loss for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025	Affected Line Item in the Consolidated Condensed Statements of Income
Unrealized losses on AFS debt securities
Net gain on the sale of debt securities	$(1,084)	$—	Gain on the sale of debt securities, net
Income before income taxes	(1,084)	—	Income before income taxes
Income tax effect	(228)	—	Income taxes
Net of income tax benefit	$(856)	$—	Net income

Note 18 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(In thousands, except common share and per common share data)	2026	2025
Numerator:
Net income	$41,687	$42,157
Denominator:
Weighted-average common shares outstanding	17,381,922	16,159,342
Effect of dilutive PBRSUs and TBRSUs	75,651	79,359
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	17,457,573	16,238,701
Earnings per common share:
Basic earnings per common share	$2.40	$2.61
Diluted earnings per common share	$2.39	$2.60

Park awarded 58,778 PBRSUs and 49,350 PBRSUs to certain employees during the three months ended March 31, 2026 and 2025, respectively.

On February 1, 2026, Park issued 1,988,131 common shares to complete its acquisition of First Citizens and granted 13,890 TBRSUs to former First Citizens employees. These common shares are included in average common shares outstanding beginning on that date.

No common shares were repurchased during the three months ended March 31, 2026 or 2025, respectively, to fund the PBRSUs, TBRSUs, and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations

Note 19 - Share-Based Compensation

The 2017 Employees LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2026, 77,332 common shares were available for future grants under the 2017 Employees LTIP.

The 2017 Non-Employee Directors LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At March 31, 2026, 30,000 common shares were available for future grants under the 2017 Non-Employee Directors LTIP.

During the three months ended March 31, 2026 and 2025, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,778 common shares and 49,350 common shares, respectively, to certain employees of Park and its subsidiaries. At March 31, 2026, Park reported 192,359 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

Additionally, on February 1, 2026, Park granted 13,890 TBRSUs to former First Citizens employees. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the three months ended March 31, 2026 and 2025 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs and TBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs and TBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	186,020	$131.20
Granted	49,350	170.72
Vested	(51,833)	119.31
Forfeited	—	—
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at March 31, 2025	183,537	$145.19

Nonvested at January 1, 2026	182,384	$145.13
Granted	72,668	159.59
Vested	(47,355)	138.65
Forfeited	(1,448)	148.13
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at March 31, 2026 (2)	206,249	$151.69
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of March 31, 2026, an aggregate of 205,596 PBRSUs and TBRSUs were expected to vest.

A summary of awards vested during the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended March 31,
	2026	2025
PBRSUs vested	47,355	51,833
Common shares withheld to satisfy employee income tax withholding obligations	17,660	19,468
Net common shares issued	29,695	32,365

Share-based compensation expense of $2.2 million and $2.0 million was recognized for the three-month periods ended March 31, 2026 and 2025, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at March 31, 2026:

(In thousands)
Nine months ending December 31, 2026	$6,860
2027	6,837
2028	4,176
2029	1,758
2030	277
Total	$19,908

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month periods ended March 31, 2026 or 2025. Additionally, no contributions are expected to be made during the remainder of 2026.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2026	2025
Service cost	$1,607	$1,632	Employee benefits
Interest cost	1,570	1,478	Other components of net periodic pension benefit income
Expected return on plan assets	(4,035)	(3,834)	Other components of net periodic pension benefit income
Recognized prior service cost	(27)	12	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(885)	$(712)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2026	2025
Service cost	$201	$194	Employee benefits
Interest cost	210	182	Miscellaneous expense
Total SERP expense	$411	$376

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2026 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2026
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$109,257	$—	$109,257
Obligations of states and political subdivisions	—	237,258	848	238,106
U.S. Government sponsored entities’ asset-backed securities	—	833,515	—	833,515
Collateralized loan obligations	—	38,133	—	38,133
Corporate debt securities	—	13,749	6,968	20,717
Equity securities	17,468	456	636	18,560
Mortgage loans held for sale	—	10,248	—	10,248
Mortgage IRLCs	—	154	—	154
Loan interest rate swaps	—	565	—	565

Liabilities
Fair value swap	$—	$—	$100	$100
Loan interest rate swaps	—	565	—	565

Fair Value Measurements at December 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$211,823	$—	$211,823
U.S. Government sponsored entities’ asset-backed securities	—	399,964	—	399,964
Collateralized loan obligations	—	56,143	—	56,143
Corporate debt securities	—	13,322	7,416	20,738
Equity securities	16,867	—	626	17,493
Mortgage loans held for sale	—	4,004	—	4,004
Mortgage IRLCs	—	115	—	115
Loan interest rate swaps	—	548	—	548

Liabilities
Fair value swap	$—	$—	$268	$268
Loan interest rate swaps	—	548	—	548

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month periods ended March 31, 2026 and 2025, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2026 and 2025
(In thousands)	Corporate debt securities	Equity securities	Fair value swap
Balance at January 1, 2026	$7,416	$626	$(268)
Transfer into (out of) level 3, net	(404)	—	—
Total gains / (losses)
Included in other income / other (expense)	—	10	(42)
Included in other comprehensive income	(44)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	210
Balance at March 31, 2026	$6,968	$636	$(100)

Balance at January 1, 2025	$6,664	$603	$(103)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	8	(130)
Included in other comprehensive income	58	—	—
Balance at March 31, 2025	$6,722	$611	$(233)

One corporate debt security with a fair value of $404,000 as of December 31, 2025, was transferred out of Level 3 and into Level 2, during the three months ended March 31, 2026, because observable market data became available for this investment. Level 3 corporate debt securities consisted of a single debt security March 31, 2026 and two debt securities at December 31, 2025, which were valued using a discounted cash flow calculation. Significant unobservable inputs included a credit spread assumption which was 3.67% at March 31, 2026, and ranged from 3.67% to 4.45% at December 31, 2025.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At March 31, 2026 and December 31, 2025, there were no PCD loans carried at fair value. Additionally, there were no accruing, individually evaluated, collateral-dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement. There were no OREO properties recorded at fair value as of March 31, 2026.

Fair Value Measurements at March 31, 2026 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2026
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial, financial and agricultural (1)	$—	$—	$2,598	$2,598
Commercial real estate	—	—	1,173	1,173
Residential real estate	—	—	555	555
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$4,326	$4,326

MSRs	$—	$40	$—	$40
(1) Includes commercial, financial and agricultural loans in which real estate collateral was obtained subsequent to loan origination.

Fair Value Measurements at December 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial, financial and agricultural (1)	$—	$—	$3,674	$3,674
Commercial real estate	—	—	370	370
Residential real estate	—	—	17	17
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$4,061	$4,061

MSRs	$—	$35	$—	$35
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

	March 31, 2026
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$5,557	$4,579	$1,231	$4,326
Remaining nonaccrual, individually evaluated loans	54,651	103	1,810	52,841
Total nonaccrual, individually evaluated loans	$60,208	$4,682	$3,041	$57,167

	December 31, 2025
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$4,081	$4,640	$20	$4,061
Remaining nonaccrual, individually evaluated loans	42,843	100	719	42,124
Total nonaccrual, individually evaluated loans	$46,924	$4,740	$739	$46,185

The expense from credit adjustments related to nonaccrual individually evaluated loans carried at fair value was $1.2 million and $68,000 for the three-month periods ended March 31, 2026 and 2025, respectively.

MSRs totaled $13.6 million at March 31, 2026. Of this $13.6 million MSR carrying balance, $40,000 was recorded at fair value and included a valuation allowance of $4,000. The remaining $13.6 million was recorded at cost, as the fair value exceeded cost at March 31, 2026. At December 31, 2025, MSRs totaled $13.7 million. Of this $13.7 million MSR carrying balance, $35,000 was recorded at fair value and included a valuation allowance of $3,000. The remaining $13.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2025. The (expense) income related to MSRs carried at fair value was $(1,000) and $2,000 for the three-month periods ended March 31, 2026 and 2025, respectively.

Total OREO held by Park at March 31, 2026 and December 31, 2025 was $24.5 million and $0.7 million, respectively. At March 31, 2026 and December 31, 2025, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The expense related to OREO fair value adjustments was $22,000 during the three-month period ended March 31, 2026. There was no expense related to OREO carried at fair value during the three-month periods ended March 31, 2025.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025:

March 31, 2026
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial, financial and agricultural	$2,598	Sales comparison approach	Adj to comparables	5.0% - 46.0% (25.5%)

Commercial real estate	$1,173	Sales comparison approach	Adj to comparables	0.0% - 48.5% (16.9%)
		Income approach	Capitalization rate	2.0% - 10.0% (8.1%)
		Cost approach	Entrepreneurial profit	5.0% (5.0%)
		Cost approach	Accumulated depreciation	33.5% (33.5%)

Residential real estate	$555	Sales comparison approach	Adj to comparables	0.2% - 27.0% (9.8%)

December 31, 2025
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial, financial and agricultural	$3,674	Sales comparison approach	Adj to comparables	5.0% - 46.0% (25.5%)

Commercial real estate	$370	Sales comparison approach	Adj to comparables	0.0% - 10.0% (3.8%)
		Income approach	Capitalization rate	10.0% (10.0%)

Residential real estate	$17	Sales comparison approach	Adj to comparables	11.9% - 38.9% (25.4%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At March 31, 2026 and at December 31, 2025, Park had Partnership Investments with a NAV of $40.9 million and $39.3 million, respectively. At March 31, 2026 and at December 31, 2025, Park had $11.7 million and $12.6 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended March 31, 2026 and 2025, Park recognized income (expense) of $0.5 million and $(0.3) million, respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at March 31, 2026 and at December 31, 2025, was as follows:

	March 31, 2026
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$983,137	$983,137	$—	$—	$983,137
Investment securities (1)	1,239,728	—	1,231,912	7,816	1,239,728
Other investment securities (2)	18,560	17,468	456	636	18,560

Mortgage loans held for sale	10,248	—	10,248	—	10,248
Mortgage IRLCs	154	—	154	—	154
Individually evaluated loans carried at fair value	4,326	—	—	4,326	4,326
Other loans, net	9,543,942	—	—	9,446,923	9,446,923
Loans receivable, net	$9,558,670	$—	$10,402	$9,451,249	$9,461,651

Financial liabilities:
Time deposits	$1,378,998	$—	$1,385,893	$—	$1,385,893
Brokered deposits and Bid Ohio CDs	47,448	—	47,342	—	47,342
Other	3,035	3,035	—	—	3,035
Deposits (excluding demand deposits)	$1,429,481	$3,035	$1,433,235	$—	$1,436,270

Short-term borrowings	$135,176	$—	$135,176	$—	$135,176
Subordinated notes	15,000	—	14,720	—	14,720

Derivative financial instruments - assets:
Loan interest rate swaps	$565	$—	$565	$—	$565

Derivative financial instruments - liabilities:
Fair value swap	$100	$—	$—	$100	$100
Loan interest rate swaps	565	—	565	—	565
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

	December 31, 2025
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$233,513	$233,513	$—	$—	$233,513
Investment securities (1)	688,668	—	681,252	7,416	688,668
Other investment securities (2)	17,493	16,867	—	626	17,493

Mortgage loans held for sale	4,004	—	4,004	—	4,004
Mortgage IRLCs	115	—	115	—	115
Individually evaluated loans carried at fair value	4,061	—	—	4,061	4,061
Other loans, net	7,950,089	—	—	7,848,810	7,848,810
Loans receivable, net	$7,958,269	$—	$4,119	$7,852,871	$7,856,990

Financial liabilities:
Time deposits	$772,952	$—	$774,487	—	$774,487
Brokered deposits and Bid Ohio CDs	17,000	—	17,000	—	17,000
Other	1,216	1,216	—	—	1,216
Deposits (excluding demand deposits)	$791,168	$1,216	$791,487	$—	$792,703

Short-term borrowings	$81,711	$—	$81,711	$—	$81,711

Derivative financial instruments - assets:
Loan interest rate swaps	$548	$—	$548	$—	$548

Derivative financial instruments - liabilities:
Fair value swap	$268	$—	$—	$268	$268
Loan interest rate swaps	548	—	548	—	548
(1) Includes debt securities AFS.
(2) Excludes FHLB stock and FRB stock which are carried at their respective redemption values, investment securities accounted for at modified cost as these investments do not have a readily determinable fair value, and Partnership Investments valued using the NAV practical expedient.

Note 22 - Segment Information

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

Accounting policies for Park's reportable segment are the same as described in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Park’s 2025 Form 10-K. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements.

	Banking Segment
	Three Months Ended March 31,
(in thousands)	2026	2025

Interest Income	$154,777	$132,200

Reconciliation of Revenue
Other revenues	$33,728	$25,746
Total consolidated revenues	$188,505	$157,946

Less:
Interest expense	$28,997	$27,823
Segment net interest income and noninterest income	$159,508	$130,123

Less:
Provision for credit losses	2,672	756
Salaries	45,577	36,216
Employee benefits	11,692	10,516
Occupancy expense	4,572	3,519
Furniture and equipment expense	2,517	2,301
Data processing fees	13,141	10,529
Professional fees and services	16,828	7,307
Marketing	1,556	1,528
Insurance	2,074	1,686
Communication	1,425	1,202
State tax expense	1,367	1,186
Amortization of intangible assets	1,279	274
Miscellaneous	3,131	1,900
Income taxes	9,990	9,046
Segment net income/consolidated net income	$41,687	$42,157

Other segment disclosures
Interest income	154,777	132,200
Interest expense	28,997	27,823
Depreciation	2,851	2,913
Amortization	1,279	274
Other significant noncash items:
Provision for credit losses	2,672	756

Reconciliation of assets
Total assets for reportable segments	$12,983,967	$9,886,612
Other assets	—	—
Total consolidated assets	$12,983,967	$9,886,612

Note 23 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the three-month periods ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
Revenue by Operating Segment (in thousands)	2026	2025
Income from fiduciary activities
Personal trust and agency accounts	$3,627	$3,158
Employee benefit and retirement-related accounts	3,343	2,961
Investment management and investment advisory agency accounts	4,692	4,251
Other	681	624
Service charges on deposit accounts
NSF fees	1,390	763
DDA charges	1,771	1,475
Other	187	169
Other service income (1)
Credit card	697	677
HELOC	83	107
Installment	108	76
Real estate	2,511	1,778
Commercial	287	298
Debit card fee income	6,973	6,089
Bank owned life insurance income (2)	1,707	1,512
ATM fees	380	335
Gain on the sale of debt securities, net (2)	1,084	—
Gain (loss) on equity securities, net (2)	799	(862)
Other components of net periodic pension benefit income (2)	2,492	2,344
Miscellaneous (3)	916	(9)
Total other income	$33,728	$25,746
(1) "Other Service Income" totaled $3.7 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively. Of this aggregate revenue approximately $1.6 million and $1.4 million was within the scope of ASC 606, with the remaining $2.1 million and $1.5 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended March 31, 2026 and 2025, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $0.9 million and $(9,000) for the three months ended March 31, 2026 and 2025, respectively, all of which were within the scope of ASC 606.

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

Calculation of Non-U.S. GAAP Financial Measures
Park's management uses certain non-U.S. GAAP financial measures to evaluate Park's performance. Specifically, management reviews the return on average tangible equity, the return on average tangible assets and pre-tax, pre-provision net income.

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended March 31, 2026 and March 31, 2025. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At March 31, 2026, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Russia’s invasion of Ukraine will persist longer than expected. Risk increases that China might block the Taiwan Strait. Business and consumer confidence declines. Declines in European economies and retaliatory tariffs hurt US exports and corporate earnings in subsidiaries. (2) The conflict between the US and Iran results in the Strait of Hormuz being closed longer than expected causing oil prices to rise to $107 per barrel in Q2 2026 compared to $76 in baseline. (3) The combination of recession and rising inflation cause the Federal Reserve to lower federal funds rates in Q2 2026 but only slightly below baseline for a couple of quarters. As the recession persists and inflation subsides the Federal Reserve subsequently reduces the federal funds rate more significantly. (4) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about longevity of the Euro zone and causes financial stress to highly indebted nations, especially Italy. These developments further lower US exports and corporate earnings of foreign subsidiaries of US companies. (5) The tariff rate rises to 19%, more than the 11% in baseline, and it remains there through the end of 2028. There is full and permanent extension of the Tax Cuts and Jobs Act with enhancements included in the One Big Beautiful Bill Act. Growth in Medicaid and food assistance funding is reduced but rising health care costs will keep upward pressure on public health spending and the discretionary non-defense budget is capped below historic average. Defense spending is expected to grow. Tax revenues are lower than in the baseline creating a higher deficit and concerns about national debt level raises uncertainty over the course of tax policy. Though no crisis materializes, business and consumer sentiment is damaged. (6) Recession Q1 2026 and lasts through Q4 2026 and real GDP declines by 2.6%. Unemployment rate rises to a peak of 8.5% Q2 2027. Stock market falls 35% from Q1 2026 to Q4 2026. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $32.5 million as of March 31,

2026 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $32.5 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

Business Combinations: Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. The calculation of the core deposit intangible asset and the fair value of loans are based on significant judgments.

The valuation of core deposit intangibles acquired in business combinations is a critical accounting estimate due to the significant judgment required in estimating deposit attrition, discount rates, the cost of alternative funding sources, and net maintenance costs. These assumptions directly affect the recorded value and amortization of the intangible asset, and changes in assumptions could materially impact future earnings.

The valuation of loans acquired in a business combination is a critical accounting estimate due to the significant judgment required in estimating expected cash flows, credit losses, and discount rates. Following adoption of ASU 2025‑08, acquired loans are accounted for using a gross‑up approach, with expected credit losses recorded as an adjustment to the loan’s amortized cost basis rather than through a day 1 provision for credit loss expense. Determining the acquisition‑date fair value of these loans involves estimating the principal and interest cash flows expected to be collected, considering a number of factors including the remaining contractual life of the loans, delinquency status, estimated prepayment behavior, payment options and other loan features, internal risk grades, estimated values of underlying collateral, and the prevailing interest rate environment. Changes in these assumptions could materially affect future earnings

Acquisition of First Citizens

On February 1, 2026, First Citizens Bancshares, Inc., a Tennessee corporation (“First Citizens”) merged into Park, with Park continuing as the surviving corporation. Immediately following the merger, First Citizens National Bank ("FCNB"), a national banking association and a wholly-owned subsidiary of First Citizens, merged into The Park National Bank ("PNB"), with PNB as the surviving bank. FCNB’s former operations now comprise Park’s newly established Tennessee region.

On the acquisition date, First Citizens had $2.6 billion in total assets, $1.6 billion in total loans, and $2.2 billion in total deposits. The acquisition was valued at $324.1 million and resulted in Park issuing 1,988,131 common shares as merger consideration in exchange for First Citizens outstanding common stock. For the three months ended March 31, 2026, Park recorded merger-related expenses of $15.5 million associated with the First Citizens acquisition.

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of March 31, 2026, and subject to adjustment for up to one year after the acquisition date.

In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While Park believes that the information available on the acquisition date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date Park concludes that all necessary information about the facts and circumstances that existed as of the acquisition date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the valuation amounts.

Comparison of Results of Operations
For the Three Months Ended March 31, 2026 and 2025

Summary Discussion of Results

Net income for the three months ended March 31, 2026 of $41.7 million represented a $470,000, or 1.1%, decrease compared to $42.2 million for the three months ended March 31, 2025. Pre-tax, pre-provision net income for the three months ended March 31, 2026 of $54.3 million represented a $2.4 million, or 4.6%, increase compared to $52.0 million for the three months ended March 31, 2025.

The following discussion provides additional information regarding Park's financial results for the first quarter of 2026.

Overview

The following table reflects Park's net income for the first quarters (the three months ended March 31) of 2026 and 2025, and for the years ended December 31, 2025 and 2024.

(In thousands)	Q1 2026	Q1 2025	2025	2024
Net interest income	$125,780	$104,377	$437,311	$398,019
Provision for credit losses	2,672	756	11,488	14,543
Other income	33,728	25,746	119,881	122,588
Other expense	105,159	78,164	324,381	321,339
Income before income taxes	$51,677	$51,203	$221,323	$184,725
Income tax expense	9,990	9,046	41,250	33,305
Net income	$41,687	$42,157	$180,073	$151,420

Net interest income of $125.8 million for the three months ended March 31, 2026 represented a $21.4 million, or 20.5%, increase compared to $104.4 million for the three months ended March 31, 2025. The increase was a result of a $22.6 million increase in interest income, partially offset by a $1.2 million increase in interest expense. The $22.6 million increase in interest income was due to a $21.4 million increase in interest income on loans and a $1.2 million increase in investment income.

The $21.4 million increase in interest income on loans was primarily the result of a $1.26 billion (or 16.04%) increase in average loans, from $7.83 billion for the three months ended March 31, 2025 to $9.09 billion for the three months ended March 31, 2026, as well as an increase in the yield on loans, which increased 10 basis points to 6.36% for the three months ended March 31, 2026, compared to 6.26% for the three months ended March 31, 2025. Interest income on loans was impacted by the acquisition of First Citizens on February 1, 2026. The newly formed Tennessee region contributed $17.4 million to loan interest income during the three months ended March 31, 2026.

The $1.2 million increase in investment income was primarily the result of a $241.7 million (or 17.55%) increase in average investments, including money market investments, from $1.38 billion for the three months ended March 31, 2025 to $1.62 billion for the three months ended March 31, 2026. This increase was partially offset by a decrease in the yield on investments, including money market investments, which decreased 16 basis points to 3.34% for the three months ended March 31, 2026, compared to 3.50% for the three months ended March 31, 2025.

The $1.2 million increase in interest expense was due to a $3.2 million increase in interest expense on deposits, partially offset by a $2.0 million decrease in interest expense on borrowings.

The increase in interest expense on deposits was the result of a $1.32 billion (or 22.74%) increase in average on-balance sheet interest bearing deposits from $5.79 billion for the three months ended March 31, 2025, to $7.11 billion for the three months ended March 31, 2026. This increase was partially offset by a decrease in the cost of deposits of 14 basis points, from 1.76% for the three months ended March 31, 2025 to 1.62% for the three months ended March 31, 2026. Interest expense on deposits was impacted by the acquisition of First Citizens which contributed $6.9 million to interest expense on deposits during the three months ended March 31, 2026.

The decrease in interest expense on borrowings was the result of a decrease in the cost of borrowings of 186 basis points, from 3.94% for the three months ended March 31, 2025 to 2.08% for the three months ended March 31, 2026 as well as a $149.2 million (or 55.41%) decrease in average borrowings from $269.3 million for the three months ended March 31, 2025, to $120.1 million for the three months ended March 31, 2026. The balance of average borrowings was impacted by the redemption of subordinated debt. On September 1, 2025, $175.0 million of subordinated debt was repaid, followed by an additional repayment of $15.0 million of subordinated debt on September 30, 2025.

The provision for credit losses of $2.7 million for the three months ended March 31, 2026 represented an increase of $1.9 million, compared to $756,000 for the three months ended March 31, 2025. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

Other income of $33.7 million for the three months ended March 31, 2026 represented an increase of $8.0 million, or 31.0%, compared to $25.7 million for the three months ended March 31, 2025. Total other income was impacted by the acquisition of First Citizens, which added $2.8 million to total other income for the three months ended March 31, 2026. Refer to the “Other Income” section for additional details regarding the change in other income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Total other expense of $105.2 million for the three months ended March 31, 2026 represented an increase of $27.0 million compared to $78.2 million for the three months ended March 31, 2025. Included within total other expense are merger-related costs, along with the expanded other expense base that stems from the acquisition of First Citizens. Total other expense for the three months ended 2026 included $15.5 million in merger-related expenses and $10.1 million related to Park's newly formed Tennessee region and other acquired entities. Refer to the “Other Expense” section for additional details regarding the change in other expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The table below provides certain balance sheet information and financial ratios for Park as of or for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	% change from 12/31/25	% change from 3/31/25
Loans	9,667,260	8,051,242	7,883,735	20.07%	22.62%
Allowance for credit losses	108,590	92,973	88,130	16.80%	23.22%
Net loans	9,558,670	7,958,269	7,795,605	20.11%	22.62%
Investment securities	1,366,955	802,142	1,042,163	70.41%	31.17%
Total assets	12,983,967	9,805,013	9,886,612	32.42%	31.33%
Total deposits	11,000,500	8,243,713	8,201,695	33.44%	34.12%
Average assets (1)	11,840,992	10,107,816	10,045,607	17.15%	17.87%
Efficiency ratio (2)	65.52%	57.94%	59.79%	13.08%	9.58%
Return on average assets	1.43%	1.78%	1.70%	(19.66)%	(15.88)%
(1) Average assets for the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $985,000, $607,000 and $2.7 million, respectively, for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, respectively.

Loans

Loans outstanding at March 31, 2026 were $9.67 billion, compared to (i) $8.05 billion at December 31, 2025, an increase of $1.62 billion, and (ii) $7.88 billion at March 31, 2025, an increase of $1.78 billion. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 3/31/25	% change from 3/31/25
Home equity	$314,658	$241,478	$209,657	$73,180	30.3%	$105,001	50.1%
Installment	1,868,096	1,843,494	1,895,950	24,602	1.3%	(27,854)	(1.5)%
Real estate	1,634,698	1,482,728	1,465,123	151,970	10.2%	169,575	11.6%
Commercial	5,841,627	4,481,519	4,311,093	1,360,108	30.3%	1,530,534	35.5%
Other	8,181	2,023	1,912	6,158	304.4%	6,269	327.9%
Total loans	$9,667,260	$8,051,242	$7,883,735	$1,616,018	20.1%	$1,783,525	22.6%

Excluding loans outstanding in Park's newly formed Tennessee region, loans outstanding at March 31, 2026 were $8.09 billion, compared to (i) $8.05 billion at December 31, 2025, an increase of $39.7 million, and (ii) $7.88 billion at March 31, 2025, an increase of $207.2 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 3/31/25	% change from 3/31/25
Home equity	$246,725	$241,478	$209,657	$5,247	2.2%	$37,068	17.7%
Installment	1,849,991	1,843,494	1,895,950	6,497	0.4%	(45,959)	(2.4)%
Real estate	1,453,742	1,482,728	1,465,123	(28,986)	(2.0)%	(11,381)	(0.8)%
Commercial	4,536,674	4,481,519	4,311,093	55,155	1.2%	225,581	5.2%
Other	3,815	2,023	1,912	1,792	88.6%	1,903	99.5%
Total loans	$8,090,947	$8,051,242	$7,883,735	$39,705	0.5%	$207,212	2.6%

Park's allowance for credit losses was $108.6 million at March 31, 2026, compared to $93.0 million at December 31, 2025, an increase of $15.6 million, or 16.8%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at March 31, 2026 were $11.00 billion, compared to (i) $8.24 billion at December 31, 2025, an increase of $2.76 billion and (ii) $8.20 billion at March 31, 2025, an increase of $2.80 billion. Total deposits including off balance sheet deposits at March 31, 2026 were $11.00 billion, compared to (i) $8.35 billion at December 31, 2025, an increase of $2.65 billion and (ii) $8.45 billion at March 31, 2025, an increase of $2.55 billion.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 3/31/25	% change from 3/31/25
Non-interest bearing deposits	$3,058,631	$2,656,093	$2,637,577	$402,538	15.2%	$421,054	16.0%
Transaction accounts	3,376,527	2,032,497	2,095,687	1,344,030	66.1%	1,280,840	61.1%
Savings	3,138,896	2,765,171	2,658,210	373,725	13.5%	480,686	18.1%
Certificates of deposit	1,378,998	772,952	764,722	606,046	78.4%	614,276	80.3%
Brokered and bid CD deposits	47,448	17,000	45,499	30,448	179.1%	1,949	4.3%
Total deposits	$11,000,500	$8,243,713	$8,201,695	$2,756,787	33.4%	$2,798,805	34.1%
Off balance sheet deposits	$—	$105,265	$250,847	(105,265)	(100.0)%	(250,847)	(100.0)%
Total deposits including off balance sheet deposits	$11,000,500	$8,348,978	$8,452,542	2,651,522	31.8%	2,547,958	30.1%

Excluding total deposits in Park's newly formed Tennessee region, total deposits at March 31, 2026 were $8.76 billion, compared to (i) $8.24 billion at December 31, 2025, an increase of $514.3 million and (ii) $8.20 billion at March 31, 2025, an increase of $556.3 million. Total deposits including off balance sheet deposits at March 31, 2026 were $8.76 billion, compared to (i) $8.35 billion at December 31, 2025, an increase of $409.0 million and (ii) $8.45 billion at March 31, 2025, an increase of $305.5 million.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 3/31/25	% change from 3/31/25
Non-interest bearing deposits	$2,694,351	$2,656,093	$2,637,577	$38,258	1.4%	$56,774	2.2%
Transaction accounts	2,362,075	2,032,497	2,095,687	329,578	16.2%	266,388	12.7%
Savings	2,970,593	2,765,171	2,658,210	205,422	7.4%	312,383	11.8%
Certificates of deposit	728,982	772,952	764,722	(43,970)	(5.7)%	(35,740)	(4.7)%
Brokered and bid CD deposits	2,000	17,000	45,499	(15,000)	(88.2)%	(43,499)	(95.6)%
Total deposits	$8,758,001	$8,243,713	$8,201,695	$514,288	6.2%	$556,306	6.8%
Off balance sheet deposits	$—	$105,265	$250,847	(105,265)	(100.0)%	(250,847)	(100.0)%
Total deposits including off balance sheet deposits	$8,758,001	$8,348,978	$8,452,542	409,023	4.9%	305,459	3.6%

In order to manage the impact of deposit growth on its balance sheet, Park utilized a program where certain deposit balances were transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs.

The table below breaks out the change in deposit balances, including off balance sheet deposits, by deposit type, for Park.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 3/31/25	% change from 3/31/25
Retail deposits	$5,355,162	$4,081,871	$4,078,123	$1,273,291	31.2%	$1,277,039	31.3%
Commercial deposits	5,594,803	4,144,842	4,078,073	1,449,961	35.0%	$1,516,730	37.2%
Brokered and bid CD deposits	47,361	17,000	45,499	30,361	178.6%	$1,862	4.1%
Purchase accounting	3,174	—	—	3,174	N.M.	$3,174	N.M.
Total deposits	$11,000,500	$8,243,713	$8,201,695	$2,756,787	33.4%	$2,798,805	34.1%
Off balance sheet deposits	—	105,265	250,847	$(105,265)	(100.0)%	$(250,847)	(100.0)%
Total deposits including off balance sheet deposits	$11,000,500	$8,348,978	$8,452,542	$2,651,522	31.8%	$2,547,958	30.1%
Total deposits including off balance sheet deposits excluding Brokered and bid CD deposits	$10,953,139	$8,331,978	$8,407,043	$2,621,161	31.5%	$2,546,096	30.3%

Noninterest bearing deposits to total deposits	27.8%	32.2%	32.2%

During the three months ended March 31, 2026, total deposits including off balance sheet deposits increased by $2.65 billion, or 31.8%. This increase consisted of a $1.45 billion increase in total commercial deposits, a $1.27 billion increase in retail deposits and a $30.4 million increase in brokered and bid CD deposits, partially offset by a $105.3 million decrease in off balance sheet deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on and off Park's balance sheet.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 3/31/25	% change from 3/31/25
Public funds included in commercial deposits	$1,978,727	$1,320,070	$1,482,976	$658,657	49.9%	$495,751	33.4%
Bid Ohio CDs	2,000	17,000	45,499	$(15,000)	(88.2)%	$(43,499)	(95.6)%
Total public fund deposits	$1,980,727	$1,337,070	$1,528,475	$643,657	48.1%	$452,252	29.6%

Cost of public fund deposits (1)	1.89%	1.94%	1.97%
Cost of total interest bearing deposits (1)	1.62%	1..71%	1.76%
1 Cost of funds for the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025.

As of March 31, 2026, Park had approximately $2.4 billion of uninsured deposits, which was 21.6% of total deposits. Uninsured deposits of $2.4 billion included $738 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarters of 2026 and 2025

Net interest income increased by $21.4 million, or 20.5%, to $125.8 million for the first quarter of 2026, compared to $104.4 million for the first quarter of 2025. See the discussion under the table below.

	Three months ended March 31, 2026			Three months ended March 31, 2025
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$9,089,684	$142,435	6.36%	$7,833,234	$120,918	6.26%
Taxable investments	838,087	5,844	2.83%	887,578	7,130	3.26%
Tax-exempt investments (2)	302,115	2,818	3.78%	202,557	1,606	3.22%
Money market instruments	478,664	4,665	3.95%	287,016	3,153	4.46%
Interest earning assets	$10,708,550	$155,762	5.90%	$9,210,385	$132,807	5.85%

Interest bearing deposits	$7,111,423	$28,381	1.62%	$5,793,915	$25,206	1.76%
Short-term borrowings	107,260	467	1.77%	79,537	291	1.49%
Long-term debt	12,811	149	4.71%	189,717	2,326	4.97%
Interest bearing liabilities	$7,231,494	$28,997	1.63%	$6,063,169	$27,823	1.86%
Excess interest earning assets	$3,477,056			$3,147,216
Tax equivalent net interest income		$126,765			$104,984
Net interest spread			4.27%			3.99%
Net interest margin			4.80%			4.62%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $393,000 for the three months ended March 31, 2026 and $270,000 for the same period of 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $592,000 for the three months ended March 31, 2026 and $337,000 for the same period of 2025.
Average interest earning assets for the first quarter of 2026 increased by $1.50 billion, or 16.3%, to $10.71 billion for the first quarter of 2026, compared to $9.21 billion for the first quarter of 2025. The average yield on interest earning assets increased by 5 basis points to 5.90% for the first quarter of 2026, compared to 5.85% for the first quarter of 2025.

Average interest bearing liabilities for the first quarter of 2026 increased by $1.17 billion, or 19.3%, to $7.23 billion, compared to $6.06 billion for the first quarter of 2025. The average cost of interest bearing liabilities decreased by 23 basis points to 1.63% for the first quarter of 2026, compared to 1.86% for the first quarter of 2025.

Interest income and interest expense for the three months ended March 31, 2026 and March 31, 2025, included purchase accounting accretion on loans and deposits, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact of these items on interest earning assets and interest bearing liabilities.

	Three months ended March 31, 2026
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$9,089,684	$142,435	$(586)	$396	$142,625	6.36%
Taxable investments	838,087	5,844	—	—	5,844	2.83%
Tax-exempt investments (2)	302,115	2,818	—	—	2,818	3.78%
Money market instruments	478,664	4,665	—	—	4,665	3.95%
Interest earning assets	$10,708,550	$155,762	$(586)	$396	$155,952	5.90%

Interest bearing deposits	$7,111,423	$28,381	$(1,398)	$—	$29,779	1.70%
Short-term borrowings	107,260	467	—	—	467	1.77%
Long-term debt	12,811	149	—	—	149	4.71%
Interest bearing liabilities	$7,231,494	$28,997	$(1,398)	$—	$30,395	1.70%
Excess interest earning assets	$3,477,056
Tax equivalent net interest income		$126,765	$812	$396	$125,557
Net interest spread						4.20%
Net interest margin						4.75%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $393,000 for the three months ended March 31, 2026.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $592,000 for the three months ended March 31, 2026.

	Three months ended March 31, 2025
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$7,833,234	$120,918	$175	$1,019	$119,724	6.20%
Taxable investments	887,578	7,130	—	—	7,130	3.26%
Tax-exempt investments (2)	202,557	1,606	—	—	1,606	3.22%
Money market instruments	287,016	3,153	—	—	3,153	4.46%
Interest earning assets	$9,210,385	$132,807	$175	$1,019	$131,613	5.79%

Interest bearing deposits	$5,793,915	$25,206	$—	$—	25,206	1.76%
Short-term borrowings	79,537	291	—	—	291	1.49%
Long-term debt	189,717	2,326	—	—	2,326	4.97%
Interest bearing liabilities	$6,063,169	$27,823	$—	$—	$27,823	1.86%
Excess interest earning assets	$3,147,216
Tax equivalent net interest income		$104,984	$175	$1,019	$103,790
Net interest spread						3.93%
Net interest margin						4.57%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $270,000 for the three months ended March 31, 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $337,000 for the three months ended March 31, 2025.

Yield on Loans: Average loan balances increased $1,256.5 million, or 16.0%, to $9,090 million for the first quarter of 2026, compared to $7,833 million for the first quarter of 2025. The average yield on the loan portfolio increased by 10 basis points to 6.36% for the first quarter of 2026, compared to 6.26% for the first quarter of 2025.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended March 31, 2026 and 2025.

	Three months ended March 31, 2026		Three months ended March 31, 2025
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$288,401	6.77%	$206,377	7.46%
Installment loans	1,849,850	7.11%	1,910,777	6.78%
Real estate loans	1,588,176	5.84%	1,453,457	5.38%
Commercial loans (1)	5,357,239	6.23%	4,258,787	6.27%
Other	6,018	4.90%	3,836	8.42%
Total loans before allowance	$9,089,684	6.36%	$7,833,234	6.26%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $393,000 for the three months ended March 31, 2026 and $270,000 for the same period of 2025.

Interest income for the three months ended March 31, 2026 and March 31, 2025, included purchase accounting accretion on loans, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact on the tax equivalent yield by type of loan excluding the impact of these items.

	Three months ended March 31, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$288,401	$14	$—	6.74%
Installment loans	1,849,850	112	—	7.09%
Real estate loans	1,588,176	22	—	5.83%
Commercial loans (1)	5,357,239	(734)	396	6.25%
Other	6,018	—	—	4.90%
Total loans before allowance	$9,089,684	$(586)	$396	6.36%

	Three months ended March 31, 2025
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$206,377	$18	$—	7.42%
Installment loans	1,910,777	—	—	6.78%
Real estate loans	1,453,457	—	—	5.38%
Commercial loans (1)	4,258,787	157	1,019	6.16%
Other	3,836	—	—	8.42%
Total loans before allowance	$7,833,234	$175	$1,019	6.20%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $393,000 for the three months ended March 31, 2026 and $270,000 for the same period of 2025.

Cost of Deposits: Average interest bearing deposit balances increased $1.32 billion, or 22.7%, to $7.11 billion for the first quarter of 2026, compared to $5.79 billion for the first quarter of 2025. The average cost of funds on deposit balances decreased by 14 basis points to 1.62% for the first quarter of 2026, compared to 1.76% for the first quarter of 2025. The table below shows for the three months ended March 31, 2026 and 2025, the average balance and cost of funds by type of deposit.

	Three months ended March 31, 2026		Three months ended March 31, 2025
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$2,808,087	1.47%	$2,128,575	1.42%
Savings deposits and clubs	3,082,312	1.41%	2,804,486	1.59%
Time deposits	1,183,451	2.46%	746,392	3.01%
Brokered/bid CD deposits	37,573	3.92%	114,462	4.39%
Total interest bearing deposits	$7,111,423	1.62%	$5,793,915	1.76%

Interest expense for the three months ended March 31, 2026 included purchase accounting accretion on deposits. The table below shows the impact on the tax equivalent yield by type of deposit excluding the impact of these items. There was no purchase accounting accretion on deposits for the three months ended March 31, 2025.

	Three months ended March 31, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Cost of funds
Transaction accounts	$2,808,087	$—	1.47%
Savings deposits and clubs	3,082,312	—	1.41%
Time deposits	1,183,451	(1,390)	2.94%
Brokered/bid CD deposits	37,573	(8)	4.01%
Total interest bearing deposits	$7,111,423	$(1,398)	1.70%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2026 and for the years ended December 31, 2025, 2024 and 2023.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - year	6.14%	3.74%	5.16%	5.78%
2025 - year	6.33%	3.10%	4.29%	5.90%
2026 - first three months	6.36%	3.08%	3.95%	5.90%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $393,000 for the three months ended March 31, 2026, and $1.1 million, $964,000 and $811,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $592,000 for the three months ended March 31, 2026, and $1.5 million, $1.5 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the three months ended March 31, 2026 and for the years ended December 31, 2025, 2024 and 2023.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - year	1.97%	2.60%	4.98%	2.08%
2025 - year	1.71%	1.45%	4.91%	1.77%
2026 - first three months	1.62%	1.77%	4.71%	1.63%

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

The table below provides additional information on the provision for credit losses and the ACL for the three-month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Allowance for credit losses:
Beginning balance	$92,973	$87,966
First Citizens - Day 1 ACL	15,573	—
Charge-offs	4,440	3,605
Recoveries	1,812	3,013
Net charge-offs	2,628	592
Provision for credit losses	2,672	756
Ending balance	$108,590	$88,130

Net charge-offs as a % of average loans (annualized)	0.12%	0.03%

As part of the acquisition of First Citizens, Park recorded a day 1 allowance for credit losses of $15.6 million related to the acquired First Citizens loan portfolio.

Net charge-offs were $2.7 million or 0.12% annualized, of total average loans, for the three months ended March 31, 2026, compared to $592,000 or 0.03% annualized, of total average loans, for the three months ended March 31, 2025. Included in recoveries for the three months ended March 31, 2025 was $1.1 million in recoveries from former Vision Bank loan relationships compared to $7,000 in recoveries for the three months ended March 31, 2026.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at March 31, 2026, December 31, 2025, and March 31, 2025. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are also to be individually evaluated and a review of classified credits is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated.

(Dollars in thousands)	3/31/2026	12/31/2025	3/31/2025
Total allowance for credit losses	$108,590	$92,973	$88,130
Specific reserves on individually evaluated loans - certain accruing PCD	—	—	—
Specific reserves on individually evaluated loans - accrual	—	—	—
Specific reserves on individually evaluated loans - nonaccrual	3,041	739	1,044
General reserves on collectively evaluated loans	$105,549	$92,234	$87,086

Total loans	$9,667,260	$8,051,242	$7,883,735
Individually evaluated loan - certain accruing PCD	1,943	1,990	2,139
Individually evaluated loans - accrual	14,792	18,365	13,935
Individually evaluated loans - nonaccrual	60,208	46,924	47,718
Collectively evaluated loans	$9,590,317	$7,983,963	$7,819,943

Allowance for credit losses as a % of period end loans	1.12%	1.15%	1.12%
General reserve as a % of collectively evaluated loans	1.10%	1.16%	1.11%

The total allowance for credit losses of $108.6 million at March 31, 2026 represented a $15.6 million, or 16.8%, increase compared to $93.0 million at December 31, 2025. The increase was due to a $13.3 million increase in general reserves and a $2.3 million increase in specific reserves. The full $15.6 million increase in the allowance for credit losses was attributable to the day 1 allowance recognized in connection with the First Citizens acquisition.

The total allowance for credit losses of $108.6 million at March 31, 2026 represented a $20.5 million, or 23.2%, increase compared to $88.1 million at March 31, 2025. The increase was due to an $18.5 million increase in general reserves and a $2.0 million increase in individual reserves on nonaccrual loans. Of the $20.5 million increase, $15.6 million was attributable to the day 1 allowance recognized in connection with the First Citizens acquisition.

The composition of the ACL by class of loan at March 31, 2026 and at December 31, 2025 was as follows:

	March 31, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$2,839	$36	$—	$161	$—	$5	$3,041
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Collectively evaluated for impairment	14,747	25,836	8,435	30,527	25,743	261	105,549
Total ending allowance balance	$17,586	$25,872	$8,435	$30,688	$25,743	$266	$108,590

Loan balance:
Individually evaluated for impairment - nonaccrual	$19,152	$37,249	$732	$2,929	$—	$146	$60,208
Individually evaluated for impairment - accrual	14,792	—	—	—	—	—	14,792
Individually evaluated for impairment - certain accruing PCD	—	1,293	529	121	—	—	1,943
Loans collectively evaluated for impairment	1,351,814	2,965,390	605,751	2,779,126	1,859,153	29,083	9,590,317
Total ending loan balance	$1,385,758	$3,003,932	$607,012	$2,782,176	$1,859,153	$29,229	$9,667,260

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	14.82%	0.10%	—%	5.50%	—%	3.42%	5.05%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Individually evaluated for impairment - certain accruing PCD	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	1.09%	0.87%	1.39%	1.10%	1.38%	0.90%	1.10%
Total	1.27%	0.86%	1.39%	1.10%	1.38%	0.91%	1.12%

	December 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$729	$—	$—	$—	$—	$10	$739
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Collectively evaluated for impairment	13,413	18,177	7,709	27,344	25,393	198	92,234
Total ending allowance balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973

Loan balance:
Individually evaluated for impairment - nonaccrual	$15,735	$28,879	$577	$1,565	$—	$168	$46,924
Individually evaluated for impairment - accrual	18,365	—	—	—	—	—	18,365
Individually evaluated for impairment - certain accruing PCD	—	1,325	542	123	—	—	1,990
Loans collectively evaluated for impairment	1,178,050	2,178,456	398,306	2,373,694	1,823,247	32,210	7,983,963
Total ending loan balance	$1,212,150	$2,208,660	$399,425	$2,375,382	$1,823,247	$32,378	$8,051,242

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	4.63%	—%	—%	—%	—%	5.95%	1.57%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Individually evaluated for impairment - certain accruing PCD	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	1.14%	0.83%	1.94%	1.15%	1.39%	0.61%	1.16%
Total	1.17%	0.82%	1.93%	1.15%	1.39%	0.64%	1.15%

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

The following table compares Park’s nonperforming assets at March 31, 2026, December 31, 2025 and March 31, 2025.

(In thousands)	3/31/2026	12/31/2025	3/31/2025
Nonaccrual loans	$80,548	$66,515	$61,929
Loans past due 90 days or more	2,599	2,738	1,219
Total nonperforming loans	$83,147	$69,253	$63,148

OREO	24,458	729	119
Total nonperforming assets	$107,605	$69,982	$63,267

Percentage of nonaccrual loans to total loans	0.83%	0.83%	0.79%
Percentage of nonperforming loans to total loans	0.86%	0.86%	0.80%
Percentage of nonperforming assets to total loans	1.11%	0.87%	0.80%
Percentage of nonperforming assets to total assets	0.83%	0.71%	0.64%

Nonperforming loans as of March 31, 2026 of $83.1 million represented a $13.9 million, or 20.1%, increase from $69.3 million at December 31, 2025. Nonperforming loans as of March 31, 2026 of $83.1 million represented a $20.0 million, or 31.7%, increase from $63.1 million at March 31, 2025. The increase for both the three-month and twelve‑month periods ended March 31, 2026 was primarily attributable to the inclusion of non‑performing loans acquired in the First Citizens transaction as well as other nonaccrual activity within the legacy Park commercial and mortgage loan portfolios. Of the $83.1 million in nonperforming loans at March 31, 2026, $9.4 million were related to Park's newly formed Tennessee region.

OREO as of March 31, 2026 of $24.5 million, represented a $23.7 million increase from $729,000 at December 31, 2025, and an increase of $24.3 million from $119,000 at March 31, 2025. The increase for both the three-month and twelve‑month periods ended March 31, 2026 was attributable to OREO acquired in the First Citizens transaction.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at March 31, 2026, December 31, 2025 and March 31, 2025. Loans are classified as current if they are less than 30 days past due.

	March 31, 2026		December 31, 2025		March 31, 2025
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance		Percent of Total Loans
Nonaccrual loans - current	$60,668	0.63%	$50,489	0.63%	$44,207		0.56%
Nonaccrual loans - past due	19,880	0.20%	16,026	0.20%	17,722	0.88%	0.23%
Total nonaccrual loans	$80,548	0.83%	$66,515	0.83%	$61,929		0.79%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Pass rated	$5,683,348	$4,381,440	$4,186,930
Special Mention	93,247	51,411	77,844
Substandard	5,680	4,320	3,003
Individually evaluated for impairment - accrual	14,792	18,365	13,935
Individually evaluated for impairment - nonaccrual	60,208	46,924	47,718
Individually evaluated for impairment - certain accruing PCD	1,868	1,914	2,061
Total	$5,859,143	$4,504,374	$4,331,491
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $113.7 million of accruing commercial loans included on the watch list at March 31, 2026, compared to $74.1 million at December 31, 2025, and $94.8 million at March 31, 2025. Of the $113.7 million of accruing commercial loans included on the watch list at March 31, 2026, $56.6 million related to the newly formed Tennessee region. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $36.3 million, or 0.38%, of total loans at March 31, 2026, compared to $31.4 million, or 0.39% of total loans at December 31, 2025, and $24.2 million or 0.31% of total loans at March 31, 2025.

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

Nonaccrual individually evaluated commercial loans were $60.2 million at March 31, 2026, an increase of $13.3 million, compared to $46.9 million at December 31, 2025 and an increase of $12.5 million, compared to $47.7 million at March 31, 2025. Of this $60.2 million of nonaccrual individually evaluated commercial loans at March 31, 2026, $7.7 million related to the newly formed Tennessee region. Accruing individually evaluated commercial loans were $14.8 million at March 31, 2026, a decrease of $3.6 million compared to $18.4 million at December 31, 2025 and an increase of $857,000 compared to $13.9 million at March 31, 2025.

At March 31, 2026, Park had taken partial charge-offs of $4.7 million related to the $60.2 million of nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $4.7 million related to the $46.9 million of nonaccrual individually evaluated commercial loans at December 31, 2025, and compared to partial charge-offs of $3.4 million related to the $47.7 million of nonaccrual individually evaluated commercial loans at March 31, 2025.

Collectively Evaluated Loans: The ACL for collectively evaluated loans is primarily determined using either a DCF model or an undiscounted Expected Loss Model for purchased loans. Key inputs and assumptions used in these quantitative models include the selected forecast model, probability of default, loss given default, prepayment and curtailment assumptions, forecast and reversion periods, an the underlying economic forecast. In addition to the quantitative results, management considers whether qualitative adjustments are necessary to appropriately reflect current conditions and other factors not fully captured in the models.

Qualitative adjustments amounted to $6.5 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively. Significant qualitative adjustments include the following:

•Helene: Qualitative adjustments included a $583,000 and $561,000 reserve at March 31, 2026 and December 31, 2025, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region in October 2024.
•Special purpose mortgage: Qualitative adjustments included a $2.4 million and $2.3 million reserve at March 31, 2026 and December 31, 2025, respectively, related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of March 31, 2026, the total loans in these special purpose mortgage loan programs totaled $238.0 million. Management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs.
•Former First Citizens loans: Qualitative adjustments included a $3.2 million additional reserve at March 31, 2026 related to the newly acquired First Citizens loan portfolio. The qualitative adjustment reflects risks associated with entry into new markets, the integration of credit administration practices, and a lower quantitative reserve compared to legacy segments. In order to take into consideration all of these factors, management added an additional 20 bps reserve to the affected loans, or $3.2 million, as of March 31, 2026.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The non‑bank consumer finance sector has come under pressure as elevated interest rates and broader economic challenges, including inflation, have increased financial strain on consumer borrowers. As of March 31, 2026, Park’s outstanding loans to non‑bank consumer finance companies totaled $268.8 million, of which $20.4 million were categorized as accruing watch list credits and $1.4 million were nonaccrual loans. Watch list and nonaccrual loans within this portfolio are in differing stages of liquidation, and Park expects the associated loan balances to decline as these liquidation processes continue to be executed. Park maintains heightened oversight of this portfolio and continues to monitor it for any indications of deterioration that could adversely affect credit quality.

Additionally, in estimating the allowance, management considered the current geopolitical environment and uncertainty surrounding fiscal policy under the current administration, including the potential impact of tariffs, as well as foreign policy developments, including the conflict in Iran. While it remains too early to assess the effects of these factors on individual borrowers, management continues to incorporate both a baseline (“most likely”) forecast and a “moderate recession” scenario in determining the general reserve. The “moderate recession” scenario assumes tariffs remain higher for a longer period and the conflict in Iran persists longer than contemplated in the “most likely” scenario.

Other Income

Other income of $33.7 million for the three months ended March 31, 2026 represented an increase of $8.0 million, or 31.0%, compared to $25.7 million for the three months ended March 31, 2025. Total other income was impacted by the acquisition of First Citizens, which added $2.8 million to total other income for the three months ended March 31, 2026.

The following table provides a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2026	2025	Change
Income from fiduciary activities	$12,343	$10,994	$1,349
Service charges on deposit accounts	3,348	2,407	941
Other service income	3,686	2,936	750
Debit card fee income	6,973	6,089	884
Bank owned life insurance income	1,707	1,512	195
ATM fees	380	335	45
Gain on the sale of debt securities, net	1,084	—	1,084
Gain (loss) on equity securities, net	799	(862)	1,661
Other components of net periodic pension benefit income	2,492	2,344	148
Miscellaneous	916	(9)	925
Total other income	$33,728	$25,746	$7,982

The $1.3 million increase in income from fiduciary activities was largely due to a 6.9% increase in the average market value of assets under management. The newly formed Tennessee region contributed $341,000 to income from fiduciary activities for the three months ended March 31, 2026.

The $941,000 increase in service charges on deposits was largely due to an increase in non sufficient funds fees and maintenance fees on deposits. The newly formed Tennessee region contributed $842,000 to service charges on deposits for the three months ended March 31, 2026.

The $750,000 increase in other service income was mainly due to an increase in mortgage related other service income. The newly formed Tennessee region contributed $423,000 to other service income for the three months ended March 31, 2026. The remaining increase was due to an increase in the volume of mortgage loans sold on the secondary market in Park's legacy markets.

The $884,000 increase in debit card fee income was primarily related to an increase in sales and debit card transactions. The newly formed Tennessee region contributed $808,000 to debit card fee income for the three months ended March 31, 2026.

The change in gain on sale of debt securities, net was due to net gains on the sale of debt securities of $1.1 million recorded during the three months ended March 31, 2026. There were no sales of debt securities for the three months ended March 31, 2025.

The change in gain (loss) on equity securities, net was mostly due to net gains on both equity securities carried at fair value and capital investments during the three months ended March 31, 2026 compared net losses on both equity securities carried at fair value and capital investments during the same period of 2025.

The increase in miscellaneous income was primarily due to an increase in the net gains on the sale of OREO and a decrease in net losses on the sale and disposal of assets, largely due to the impact of strategic initiatives. This was partially offset by a net loss related to the repurchase of a loan participation related to a former Vision Bank loan relationship.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2026	2025	Change
Salaries	$45,577	$36,216	$9,361
Employee benefits	11,692	10,516	1,176
Occupancy expense	4,572	3,519	1,053
Furniture and equipment expense	2,517	2,301	216
Data processing fees	13,141	10,529	2,612
Professional fees and services	16,828	7,307	9,521
Marketing	1,556	1,528	28
Insurance	2,074	1,686	388
Communication	1,425	1,202	223
State tax expense	1,367	1,186	181
Amortization of intangible assets	1,279	274	1,005
Miscellaneous	3,131	1,900	1,231
Total other expense	$105,159	$78,164	$26,995

Total other expense of $105.2 million for the three months ended March 31, 2026 represented an increase of $27.0 million, or 34.5%, compared to $78.2 million for the three months ended March 31, 2025. Included within total other expense are merger-related costs, along with the expanded other expense base that stems from the acquisition of First Citizens. Total other expense for the three months ended 2026 included $15.5 million in merger related expenses and $10.1 million related to Park's newly formed Tennessee region and other acquired entities. The breakout of these expenses is detailed in the table below.

(Dollars in thousands)	2026	Merger Related	TN Region	Adjusted 2026 *	2025	$ change (Adjusted 2026 to 2025)	% change (Adjusted 2026 to 2025)
Other expense:
Salaries	$45,577	$4,430	$4,240	$36,907	$36,216	$691	1.9%
Employee benefits	11,692	74	773	10,845	10,516	329	3.1%
Occupancy expense	4,572	—	524	4,048	3,519	529	15.0%
Furniture and equipment expense	2,517	—	463	2,054	2,301	(247)	(10.7)%
Data processing fees	13,141	60	1,167	11,914	10,529	1,385	13.2%
Professional fees and services	16,828	10,779	177	5,872	7,307	(1,435)	(19.6)%
Marketing	1,556	10	140	1,406	1,528	(122)	(8.0)%
Insurance	2,074	8	433	1,633	1,686	(53)	(3.1)%
Communication	1,425	22	310	1,093	1,202	(109)	(9.1)%
State tax expense	1,367	—	119	1,248	1,186	62	5.2%
Amortization of intangible assets	1,279	—	1,044	235	274	(39)	(14.2)%
Miscellaneous	3,131	91	672	2,368	1,900	468	24.6%
Total other expense	$105,159	$15,474	$10,062	$79,623	$78,164	$1,459	1.9%
*Non-GAAP

The $691,000 increase in adjusted salaries expense was primarily related to increases in base salary expense and incentive compensation, partially offset by decreases in additional compensation. The $529,000 increase in adjusted occupancy expense was primarily related to increases in expenses related to strategic initiatives and increases in maintenance and repairs expense, partially offset by decreases in lease expense. The $1.4 million increase in adjusted data processing fees was mainly related to an increase in software related expenses and ATM and debit card processing expense. Data processing fees in the Tennessee region reflect the costs of running two core systems until operational conversion, which is expected to occur in the third quarter of 2026. The $1.4 million decrease in adjusted professional fees and services was primarily due decreases in consulting expenses, credit services expense, and other professional fees. The $468,000 increase in adjusted miscellaneous expense is primarily due to an increase in other non-loan related losses, partially offset by decreases in allowance for unfunded credit loss expense.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED
(in thousands except per common share data)	March 31, 2026	March 31, 2025	Affected Line Item
Net interest income	$125,780	$104,377
less purchase accounting accretion on loans	(586)	175	Interest and fees on loans
less purchase accounting accretion on deposits	1,398	—	Interest on time deposits
less interest income on former Vision Bank relationships	396	1,019	Interest and fees on loans
Net interest income - adjusted	$124,572	$103,183

Provision for credit losses	$2,672	$756
less recoveries on former Vision Bank relationships	(7)	(1,097)	Provision for credit losses
Provision for credit losses - adjusted	$2,679	$1,853

Total other income	$33,728	$25,746
less gain on sale of debt securities, net	1,084	—	Gain on the sale of debt securities, net
less impact of strategic initiatives	—	(914)	Miscellaneous
less Vision related OREO valuation adjustments, net	304	(229)	Miscellaneous
less other service income related to former Vision Bank relationships	47	3	Other service income
less other income related to former Vision Bank relationships	(249)	—	Miscellaneous
Total other income - adjusted	$32,542	$26,886

Total other expense	$105,159	$78,164
less merger-related expenses related to First Citizens acquisition	4,430	—	Salaries
less merger-related expenses related to First Citizens acquisition	74	—	Employee benefits
less merger-related expenses related to First Citizens acquisition	60	—	Data processing fees
less merger-related expenses related to First Citizens acquisition	10,779	—	Professional fees and services
less merger-related expenses related to First Citizens acquisition	10	—	Marketing
less merger-related expenses related to First Citizens acquisition	8	—	Insurance
less merger-related expenses related to First Citizens acquisition	22	—	Communication
less merger-related expenses related to First Citizens acquisition	91	—	Miscellaneous
less purchase accounting amortization	20	—	Occupancy
less impact of strategic initiatives	362	—	Occupancy
less direct expenses related to collection of payments on former Vision Bank loan relationships	194	276	Professional fees and services
less core deposit intangible amortization	1,279	274	Amortization of intangible assets
Total other expense - adjusted	$87,830	$77,614

Tax effect of adjustments to net income identified above (7)	$3,135	$(126)

Net income - reported	$41,687	$42,157
Net income - adjusted (6)	$53,480	$41,682

Diluted EPS	$2.39	$2.60
Diluted EPS- adjusted (6)	$3.06	$2.57

Annualized return on average assets (1)(2)	1.43%	1.70%
Annualized return on average assets- adjusted (1)(2)(6)	1.83%	1.68%

Annualized return on average tangible assets (1)(2)(4)	1.46%	1.73%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.87%	1.71%

Annualized return on average shareholders' equity (1)(2)	10.67%	13.46%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	13.68%	13.31%

Annualized return on average tangible equity (1)(2)(3)	12.63%	15.44%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	16.21%	15.27%

Efficiency ratio (5)	65.52%	59.79%
Efficiency ratio- adjusted (5)(6)	55.55%	59.39%

Annualized net interest margin (5)	4.80%	4.62%
Annualized net interest margin- adjusted (5)(6)	4.75%	4.57%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three months ended March 31, 2026 and March 31, 2025, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED
	March 31, 2026	March 31, 2025
AVERAGE SHAREHOLDERS' EQUITY	$1,585,084	$1,270,259
Less: Average goodwill and other intangible assets	247,015	162,938
AVERAGE TANGIBLE EQUITY	$1,338,069	$1,107,321

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED
	March 31, 2026	March 31, 2025
AVERAGE ASSETS	$11,840,992	$10,045,607
Less: Average goodwill and other intangible assets	247,015	162,938
AVERAGE TANGIBLE ASSETS	$11,593,977	$9,882,669

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED
	March 31, 2026	March 31, 2025
Interest income	$154,777	$132,200
FTE adjustment	985	607
FTE interest income	$155,762	$132,807
Interest expense	28,997	27,823
FTE net interest income	$126,765	$104,984

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

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED
	March 31, 2026	March 31, 2025
Net income	$41,687	$42,157
Plus: Income taxes	9,990	9,046
Plus: Provision for credit losses	2,672	756
Pre-tax, pre-provision net income	$54,349	$51,959

Income Tax

Income tax expense was $10.0 million for the first quarter of 2026 and consisted of federal income tax expense of $9.2 million and state income tax expense of $762,000. This compares to income tax expense of $9.0 million for the first quarter of 2025, which consisted of federal income tax expense of $8.7 million and state income tax expense of $328,000. The effective income tax rate for the first quarter of 2026 was 19.3%, compared to 17.7% for the same period in 2025.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2026 year will be approximately $8.0 million.

Comparison of Financial Condition
At March 31, 2026 and at December 31, 2025

Changes in Financial Condition

Total assets increased by $3.18 billion during the first three months of 2026 to $12.98 billion at March 31, 2026, compared to $9.81 billion at December 31, 2025. This increase was primarily due to the following:

•Cash and cash equivalents increased by $749.6 million, to $983.1 million at March 31, 2026, compared to $233.5 million at December 31, 2025. Money market instruments increased by $734.5 million and cash and due from banks increased by $15.1 million.
•Total investment securities increased by $564.8 million, or 70.4%, to $1,367 million at March 31, 2026, compared to $802 million at December 31, 2025.
•Loans increased by $1.62 billion, or 20.1%, to $9.67 billion at March 31, 2026, compared to $8.05 billion at December 31, 2025. Of the $1.62 billion increase, $1.58 billion was due to the acquisition of First Citizens.
•Bank owned life insurance increased by $38.1 million, or 15.8%, to $279.7 million at March 31, 2026, compared to $241.7 million at December 31, 2025. The increase was due to the acquisition of First Citizens.
•Intangible assets increased by $140.6 million, or 86.8%, to $302.6 million at March 31, 2026, compared to $162.0 million at December 31, 2025. The increase was due to the acquisition of First Citizens.
•OREO increased by $23.7 million, to $24.5 million at March 31, 2026, compared to $729,000 at December 31, 2025. The increase was due to the acquisition of First Citizens.

Total liabilities increased by $2.83 billion, or 33.5%, during the first three months of 2026 to $11.28 billion at March 31, 2026, compared to $8.45 billion at December 31, 2025. This change was primarily due to the following:

•Total deposits increased by $2.76 billion, or 33.4%, to $11.00 billion at March 31, 2026, compared to $8.24 billion at December 31, 2025. Of the $2.76 billion increase, $2.24 billion was due to the acquisition of First Citizens.
•Short-term borrowings increased by $53.5 million, or 65.4%, to $135.2 million at March 31, 2026, compared to $81.7 million at December 31, 2025. The increase was primarily due to the acquisition of First Citizens.
•Subordinated notes totaled $15.0 million at March 31, 2026. There were no subordinated notes outstanding at December 31, 2025. The increase was due to the acquisition of First Citizens.

Total equity increased by $349.0 million, or 25.8%, to $1,702 million at March 31, 2026, from $1,353 million at December 31, 2025. Total shareholders’ equity increased by $347.0 million, or 25.6%, to $1,700 million at March 31, 2026, from $1,353 million at December 31, 2025. This change was primarily due to the following:

•Common stock increased by $317.5 million during the period primarily as a result of the issuance of common shares for the acquisition of First Citizens.
•Retained earnings increased by $22.0 million during the period primarily as a result of net income of $41.7 million, partially offset by cash dividends on common shares of $20.1 million.
•Accumulated other comprehensive loss, net of taxes decreased by $4.2 million during the period as a result of a $4.2 million decrease to the unrealized net holding loss on debt securities available-for-sale, net of income tax effect.
•Treasury shares decreased by $3.2 million during the period as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity

Cash provided by operating activities was $30.9 million and $37.7 million for the three months ended March 31, 2026 and 2025, respectively. Net income was the primary source of cash from operating activities for each of the three-month periods ended March 31, 2026 and 2025.

Cash provided by investing activities was $286.0 million and $11.2 million for the three months ended March 31, 2026 and 2025, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $188.9 million for the three months ended March 31, 2026 and $84.1 million for the three months ended March 31, 2025. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $38.9 million and $65.5 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the acquisition of First Citizens provided net cash of $145.6 million.

Cash provided by financing activities was $432.7 million for the three months ended March 31, 2026 and $28.2 million for the three months ended March 31, 2025. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $537.1 million and $58.2 million of cash for the three months ended March 31, 2026 and 2025, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the three months ended March 31, 2026, net short-term borrowings and subordinated notes decreased and used $81.3 million in cash. For the three months ended March 31, 2025, net short-term borrowings decreased and used $9.5 million in cash. Finally, cash declined by $20.1 million and $17.6 million for the three months ended March 31, 2026 and 2025, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $3.12 billion at March 31, 2026. The Corporation’s loan to asset ratio was 74.46% at March 31, 2026, compared to 82.11% at December 31, 2025 and 79.74% at March 31, 2025. Cash and cash equivalents were $983.1 million at March 31, 2026, compared to $233.5 million at December 31, 2025 and $237.6 million at March 31, 2025. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs in the short-term (next 12 months) and the long-term (beyond the next 12 months).

Capital Resources

Total shareholders’ equity at March 31, 2026 was $1,700 million, or 13.1% of total assets, compared to $1,353 million, or 13.8% of total assets, at December 31, 2025 and $1,279 million, or 12.9% of total assets, at March 31, 2025.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at March 31, 2026. The following table indicates the capital ratios for PNB and Park at March 31, 2026 and December 31, 2025.

	As of March 31, 2026
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.94%	12.07%	12.07%	13.40%
Park	12.36%	13.63%	13.48%	14.71%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.45%	12.08%	12.08%	13.53%
Park	12.11%	13.99%	13.99%	15.13%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 68 of Park’s 2025 Form 10-K (Table 33) for disclosure concerning contractual obligations and commitments at December 31, 2025. During the three months ended March 31, 2026, Park completed the acquisition of First Citizens. As a result of the acquisition, Park assumed certain contractual obligations of First Citizens. The following table summarizes the acquired significant and determinable obligations by payment date at March 31, 2026.

Acquired Contractual Obligations
March 31, 2026	Payments Due In
	0-1	1-3	3-5	Over 5
(In thousands)	Years	Years	Years	Years	Total
Deposits without stated maturity	$1,547,035	$—	$—	$—	$1,547,035
Certificates of deposit and brokered CDs	618,372	66,117	10,975	—	695,464
Short-term borrowings	57,182	—	—	—	57,182
Subordinated notes	—	—	—	15,000	15,000
Operating leases	459	908	528	316	2,211
Supplemental Executive Retirement Plan agreements	70	401	493	2,231	3,195
Total contractual obligations	$2,223,118	$67,426	$11,996	$17,547	$2,320,087

Management has considered the impact of these assumed obligations on Park’s liquidity and capital resources. Park expects to satisfy these obligations through a combination of cash flows from operations and available liquidity resources. Management believes that the contractual obligations assumed in the acquisition do not materially change the Company’s overall liquidity profile or capital resources.

Except for the acquisition‑related changes described above, there have been no material changes in the nature, timing, or amounts of the Company’s contractual obligations since those disclosed in the 2025 Form 10‑K. 10‑K.

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
The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Loan commitments	$1,867,123	$1,568,056
Standby letters of credit	$65,603	$66,104

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

On page 66 (Table 32) of Park’s 2025 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $485.4 million or 5.4% of total interest earning assets at December 31, 2025. At March 31, 2026, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $707.9 million or 6.0% of total interest earning assets.

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

On page 67 of Park’s 2025 Form 10-K, management reported that at December 31, 2025, the earnings simulation model projected that net income would increase by 1.7% using a rising interest rate scenario and decrease by 2.1% using a declining interest rate scenario over the next year. At March 31, 2026, the earnings simulation model projected that net income would increase by 2.7% using a rising interest rate scenario and would decrease by 2.9% in a declining interest rate scenario. At March 31, 2026, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026 (the end of the quarterly period covered by this Quarterly

Report on Form 10-Q). Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of March 31, 2026 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause Park's actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s 2025 Form 10-K, we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating Park's business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors set forth in Park's 2025 Form 10-K. Any of the risks described in Park's 2025 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2026, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2026	—	$—	—	876,088
February 1 through February 28, 2026	—	$—	—	876,088
March 1 through March 31, 2026	—	—	—	876,088
Total	—	$—	—	876,088

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

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended March 31, 2026, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 6.      Exhibits

2.1
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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2026 and December 31, 2025 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2026 and 2025 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Equity for the three months ended March 31, 2026 and 2025 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

May 11, 2026	/s/ Matthew R. Miller
Matthew R. Miller
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Officer)

May 11, 2026	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)