Form 10-Q
period 2026-06-30
PARK NATIONAL CORP /OH/
filed 2026-08-07
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

 Yes   ☐   No   ☒

At August 6, 2026 the number of common shares, without par value, of the registrant issued and outstanding was 18,064,161.

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

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan
2017 Non-Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LDA	Loss driver analysis
2026 Directors LTIP	The Park National Corporation 2026 Long-Term Incentive Plan for Non-Employee Directors	LGD	Loss given default
2026 Employees LTIP	The Park National Corporation 2026 Long-Term Incentive Plan for Employees	LIBOR	London Inter-bank Offered Rate
ACH	Automated clearing house	MSRs	Mortgage servicing rights
ACL	Allowance for credit losses	NAV	Net asset value
AFS	Available-for-sale	NSF	Non-sufficient funds
ASC	Accounting Standards Codification	OREO	Other real estate owned
ASU	Accounting Standards Update	Park's 2025 Form 10-K	The Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2025
ATM	Automated teller machine	PBRSUs	Performance-based restricted stock units
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PCD	Purchased credit deteriorated
CME	Chicago Mercantile Exchange	PD	Probability of default
COVID-19	Novel coronavirus	PNB	The Park National Bank
DCF	Discounted cash flow	PSL	Purchased seasoned loans
DDA	Demand deposit account	PTPP	Pre-tax, pre-provision
EPS	Earnings per common share	Registrant	Park National Corporation
FASB	Financial Accounting Standards Board	ROU	Right-of-use
FFIEC	Federal Financial Institutions Examination Council	SARs	Stock appreciation rights
FHLB	Federal Home Loan Bank	SEC	U.S. Securities and Exchange Commission
FRB	Federal Reserve Bank	SERP	Supplemental Executive Retirement Plan
FTE	Fully taxable equivalent	SOFR	Secured overnight financing rate
First Citizens	First Citizens Bancshares, Inc. and its subsidiaries	TBRSUs	Time-based restricted stock units
GDP	Gross domestic product	U.S.	United States of America
HELOC	Home equity line of credit	U.S. GAAP	United States Generally Accepted Accounting Principles
HPI	Home price index	Vision	Vision Bancshares, Inc.
IRLC	Interest rate lock commitment	VOV	Verification of value

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

Risks and uncertainties that could cause actual results to differ include, without limitation: (1) the ability to execute our business plan successfully and manage strategic initiatives; (2) the impact of current and future economic and financial market conditions, including unemployment rates, inflation, interest rates, supply-demand imbalances, and geopolitical matters; (3) factors impacting the performance of our loan portfolio, including real estate values, financial health of borrowers, and loan concentrations; (4) the effects of monetary and fiscal policies, including interest rates, money supply, and inflation; (5) changes in federal, state, or local tax laws; (6) the impact of changes in governmental policy and regulatory requirements on our operations; (7) changes in consumer spending, borrowing, and saving habits; (8) changes in the performance and creditworthiness of customers, suppliers, and counterparties; (9) increased credit risk and higher credit losses due to loan concentrations; (10) volatility in mortgage banking income due to interest rates and demand; (11) adequacy of our internal controls and risk management programs; (12) competitive pressures among financial services organizations; (13) uncertainty regarding changes in banking regulations and other regulatory requirements; (14) our ability to meet heightened supervisory requirements and expectations; (15) the impact of changes in accounting policies and practices on our financial condition; (16) the reliability and accuracy of assumptions and estimates used in applying critical accounting estimates; (17) the potential for higher future credit losses due to changes in economic assumptions; (18) the ability to anticipate and respond to technological changes and our reliance on third-party vendors; (19) operational issues related to and capital spending necessitated by the implementation of information technology systems on which we are highly dependent; (20) the ability to secure confidential information and deliver products and services through computer systems and telecommunications networks; (21) the impact of security breaches or failures in operational systems; (22) the impact of geopolitical instability and trade policies on our operations including the imposition of tariffs and retaliatory tariffs; (23) the impact of changes in credit ratings of government debt and financial stability of sovereign governments; (24) the effect of stock market price fluctuations on our asset and wealth management businesses; (25) litigation and regulatory compliance exposure; (26) availability of earnings and excess capital for dividend declarations; (27) the impact of fraud, scams, and schemes on our business; (28) the impact of natural disasters, pandemics, and other emergencies on our operations; (29) potential deterioration of the economy due to financial, political, or other shocks; (30) impact of healthcare laws and potential changes on our costs and operations; (31) the ability to grow deposits and maintain adequate deposit levels, including by mitigating the effect of unexpected deposit outflows on our financial condition; (32) risks related to the completed acquisition of First Citizens, including the possibility that anticipated benefits are not realized as expected, including the realization of anticipated cost savings and revenue generation, difficulties integrating the two companies, and potential adverse reactions to customer, business, or employee relationships; and (33) other risk factors related to the banking industry.

Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Any forward looking statement in this Form 10-Q is based on current information as of the date of this Form 10-Q, and Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, whether as a result of new information, future developments or otherwise, or reflect the occurrence of unanticipated events, except to the extent required by law.

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$144,485	$137,239
Money market instruments	435,824	96,274
Cash and cash equivalents	580,309	233,513

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,308,220 and $729,612 at June 30, 2026 and December 31, 2025, respectively, and no allowance for credit losses at June 30, 2026 or at December 31, 2025)	1,262,007	688,668
Other investment securities	127,372	113,474
Total investment securities	1,389,379	802,142

Loans	9,731,356	8,051,242
Allowance for credit losses	(110,686)	(92,973)
Net loans	9,620,670	7,958,269

Bank owned life insurance	280,037	241,662
Prepaid assets	205,418	197,814
Goodwill	263,917	159,595
Other intangible assets	37,069	2,395
Premises and equipment, net	96,430	61,627
Affordable housing tax credit investments	76,411	69,932
OREO	19,836	729
Accrued interest receivable	44,761	34,619
Operating lease ROU asset	17,079	15,650
Mortgage loan servicing rights	13,497	13,697
Other	32,197	13,369
Total assets	$12,677,010	$9,805,013

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	June 30, 2026	December 31, 2025
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$3,084,889	$2,656,093
Interest bearing	7,585,395	5,587,620
Total deposits	10,670,284	8,243,713

Short-term borrowings	122,422	81,711
Subordinated notes	15,000	—
Unfunded commitments in affordable housing tax credit investments	30,054	25,586
Operating lease liability	18,515	17,063
Allowance for credit losses on off-balance sheet commitments	5,908	5,199
Accrued interest payable	6,226	4,076
Other	79,970	74,872
Total liabilities	$10,948,379	$8,452,220

Equity:
Preferred shares (No par value; 200,000 shares authorized; No shares outstanding at June 30, 2026 or December 31, 2025)	$—	$—
Common shares (No par value; 40,000,000 shares authorized at June 30, 2026 and December 31, 2025; 19,611,235 common shares issued at June 30, 2026 and 17,623,104 at December 31, 2025)	784,614	465,032
Retained earnings	1,128,448	1,067,823
Treasury shares (1,547,074 common shares at June 30, 2026 and 1,544,842 common shares at December 31, 2025)	(169,585)	(167,323)
Accumulated other comprehensive loss, net of taxes	(16,901)	(12,739)
Total shareholders' equity	$1,726,576	$1,352,793
Non-controlling interest in consolidated subsidiary	2,055	—
Total equity	$1,728,631	$1,352,793
Total liabilities and equity	$12,677,010	$9,805,013

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:

Interest and fees on loans	$154,692	$125,543	$296,734	$246,191

Interest and dividends on:
Debt securities - taxable	9,320	6,693	15,164	13,823
Debt securities - tax-exempt	2,123	1,503	4,349	2,772
Other interest income	6,192	2,757	10,857	5,910
Total interest and dividend income	172,327	136,496	327,104	268,696

Interest expense:

Interest on deposits:
Demand and savings deposits	$23,517	$19,055	44,366	37,491
Time deposits	$9,122	$5,821	16,654	12,591

Interest on borrowings:
Short-term borrowings	$600	$300	1,067	591
Subordinated notes	$231	$2,329	380	4,655

Total interest expense	33,470	27,505	62,467	55,328

Net interest income	138,857	108,991	264,637	213,368

Provision for credit losses	$4,575	$2,853	7,247	3,609

Net interest income after provision for credit losses	$134,282	$106,138	$257,390	$209,759

Other income:
Income from fiduciary activities	$13,434	$11,622	$25,777	$22,616
Service charges on deposit accounts	3,790	2,514	7,138	4,921
Other service income	4,124	3,731	7,810	6,667
Debit card fee income	8,107	6,607	15,080	12,696
Bank owned life insurance income	2,125	1,762	3,832	3,274
ATM fees	450	367	830	702
Gain on the sale of debt securities, net	—	—	1,084	—
Gain on equity securities, net	4,555	2,480	5,354	1,618
Other components of net periodic pension benefit income	2,449	2,344	4,941	4,688
Miscellaneous	506	759	1,422	750
Total other income	$39,540	$32,186	$73,268	$57,932

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other expense:
Salaries	$46,023	$38,560	$91,600	$74,776
Employee benefits	11,918	9,108	23,610	19,624
Occupancy expense	4,027	3,269	8,599	6,788
Furniture and equipment expense	3,014	2,234	5,531	4,535
Data processing fees	15,113	11,021	28,254	21,550
Professional fees and services	8,731	7,395	25,559	14,702
Marketing	1,550	1,295	3,106	2,823
Insurance	1,986	1,667	4,060	3,353
Communication	1,400	941	2,825	2,143
State tax expense	1,529	1,350	2,896	2,536
Amortization of intangible assets	2,072	273	3,351	547
Miscellaneous	3,597	1,864	6,728	3,764
Total other expense	$100,960	$78,977	$206,119	$157,141

Income before income taxes	$72,862	$59,347	$124,539	$110,550

Income taxes	14,110	11,228	24,100	20,274

Net income	$58,752	$48,119	$100,439	$90,276

Earnings per common share:
Basic	$3.25	$2.98	$5.66	$5.59
Diluted	$3.23	$2.97	$5.64	$5.56

Weighted average common shares outstanding:
Basic	18,085,919	16,129,951	17,733,921	16,144,647
Diluted	18,181,868	16,215,565	17,819,777	16,227,150

Regular cash dividends declared per common share	$1.10	$1.07	$2.20	$2.14

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$58,752	$48,119	$100,439	$90,276

Other comprehensive (loss) income, net of tax:

Debt securities available-for-sale:
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(2,218) and $838 for the three months ended June 30, 2026 and 2025, respectively and $(879) and $3,900 for the six months ended June 30, 2026 and 2025, respectively.	(8,347)	3,152	(3,306)	14,668
Net gain realized on sale of debt securities, AFS, net of income tax effect of $(228) for the six months ended June 30, 2026	—	—	(856)	—
Other comprehensive (loss) income	$(8,347)	$3,152	$(4,162)	$14,668

Comprehensive income	$50,405	$51,271	$96,277	$104,944

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiary
Balance at December 31, 2025	$—	$465,032	$1,067,823	$(167,323)	$(12,739)	$—
Net income			41,687
Other comprehensive income, net of tax					4,185
Issuance of 1,988,131 common shares for the acquisition of First Citizens Bancshares, Inc		321,891				2,055
Dividends on common shares at $1.10 per common share			(20,129)
Issuance of 29,695 common shares under share-based compensation awards, net of 17,660 common shares withheld to pay employee income taxes		(6,566)	463	3,217
Share-based compensation expense		2,218
Balance at March 31, 2026	$—	$782,575	$1,089,844	$(164,106)	$(8,554)	$2,055
Net income			58,752
Other comprehensive loss, net of tax					(8,347)
Dividends on common shares at $1.10 per common share			(20,157)
Repurchase of 33,090 common shares to be held as treasury shares				(5,606)
Issuance of 1,162 common shares under share-based compensation awards, net of 556 common shares withheld to pay employee income taxes		(238)	9	127
Share-based compensation expense		2,277
Balance at June 30, 2026	$—	$784,614	$1,128,448	$(169,585)	$(16,901)	$2,055

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)(Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiary
Balance at December 31, 2024	$—	$463,706	$977,599	$(151,282)	$(46,175)	$—
Net income			42,157
Other comprehensive income, net of tax					11,516
Dividends on common shares at $1.07 per common share			(17,538)
Issuance of 32,365 common shares under share-based compensation awards, net of 19,468 common shares withheld to pay employee income taxes		(6,184)	(108)	3,344
Share-based compensation expense		2,007
Balance at March 31, 2025	$—	$459,529	$1,002,110	$(147,938)	$(34,659)	$—
Net income			48,119
Other comprehensive income, net of tax					3,152
Dividends on common shares at $1.07 per common share			(17,436)
Repurchase of 120,000 common shares to be held as treasury shares				(20,134)
Share-based compensation expense		1,737
Balance at June 30, 2025	$—	$461,266	$1,032,793	$(168,072)	$(31,507)	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$100,439	$90,276

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,247	3,609
Accretion of loan fees and costs, net	(5,804)	(4,843)
Net amortization of purchase accounting adjustments	740	209
Depreciation of premises and equipment	5,807	5,741
(Accretion) amortization of investment securities, net	(1,034)	523
Gain on the sale of debt securities, net	(1,084)	—
Gain on equity securities, net	(5,354)	(1,618)
Loan originations to be sold in secondary market	(123,629)	(82,352)
Proceeds from sale of loans in secondary market	118,503	84,850
Gain on sale of loans in secondary market	(2,295)	(1,333)
Share-based compensation expense	4,495	3,744
Bank owned life insurance income	(3,832)	(3,274)
Investment in qualified affordable housing tax credits amortization	4,521	4,551

Changes in assets and liabilities:
(Increase) decrease in prepaid dealer premiums	(734)	1,181
Increase in other assets	(340)	(3,730)
Decrease in other liabilities	(9,601)	(10,345)
Net cash provided by operating activities	$88,045	$87,189

Investing activities:
Proceeds from the redemption/repurchase of FHLB stock	6,194	1,088
Proceeds from the redemption/repurchase of FRB stock	2,191	—
Proceeds from sale of:
Debt securities AFS	583,200	—
Equity securities	—	1,187
Proceeds from calls and maturities of:
Debt securities AFS	140,730	147,380
Purchases of:
Debt securities AFS	(567,522)	(86,971)
Equity securities	—	(3,159)
FHLB stock	(212)	(494)
FRB stock	(9,983)	—
Net decrease (increase) in other investments	3,320	(783)
Net loan originations, portfolio loans	(95,583)	(144,619)
Investment in qualified affordable housing tax credits	(6,532)	(7,396)
Proceeds from the sale of OREO	4,058	768
Bank owned life insurance death benefits	1,884	2,539
Purchases of bank owned life insurance	(2,540)	(2,763)
Cash received from acquisitions, net	145,565	—

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2026	2025
Purchases of premises and equipment	(10,955)	(2,391)
Net cash provided by (used in) investing activities	$193,815	$(95,614)

Financing activities:
Net increase in deposits	$103,003	$234,140
Net decrease (increase) in off-balance sheet deposits	105,265	(139,900)
Net (decrease) increase in short-term borrowings	(7,973)	5,238
Repayment of long-term debt	(86,107)	—
Value of common shares withheld to pay employee income taxes	(2,988)	(2,948)
Repurchase of common shares to be held as Treasury shares	(5,606)	(20,134)
Cash dividends paid	(40,658)	(35,418)
Net cash provided by financing activities	$64,936	$40,978

Increase in cash and cash equivalents	346,796	32,553

Cash and cash equivalents at beginning of year	233,513	160,566

Cash and cash equivalents at end of period	$580,309	$193,119

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$64,110	$55,302

Federal income tax	12,000	14,000

Non-cash items:
Loans transferred to OREO	$3,116	$757

ROU assets obtained in exchange for lease obligations	395	1,372

New commitments in affordable housing tax credits	11,000	11,000

Debt securities AFS purchase commitment	—	250

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2026 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2026.

As detailed in Note 3, Park acquired First Citizens on February 1, 2026. As part of the acquisition, Park subsidiaries acquired 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc. Former directors, executive officers and certain employees and affiliates of First Citizens own approximately 40% of the preferred stock of First Citizens Properties, Inc. which is reported as "Non-controlling interest in consolidated subsidiary" in the consolidated condensed balance sheets. Net income attributable to the non-controlling interest was $31,000 for the three months ended June 30, 2026 and was $62,000 for the six months ended June 30, 2026 .

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

Management evaluated subsequent events through August 7, 2026, the date the financial statements were available to be issued, and determined that no subsequent events occurred that require recognition or disclosure in the accompanying consolidated financial statements.

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

Note 3-Business Combination

On February 1, 2026, First Citizens merged into Park, with Park continuing as the surviving corporation. Immediately following the merger, First Citizens National Bank ("FCNB"), a national banking association and a wholly-owned subsidiary of First Citizens, merged into The Park National Bank ("PNB"), with PNB as the surviving bank. This acquisition continues Park's expansion strategy into higher-growth, demographically attractive markets.

The First Citizens acquisition was valued at $324.1 million based on Park's closing stock price per share on January 30, 2026, the last trading day prior to the merger effective date, of $162.94, and resulted in Park issuing 1,988,131 Park common shares as merger consideration in exchange for First Citizens outstanding common stock.

First Citizens' results of operations were included in Park's results beginning February 1, 2026. It is not practicable to determine revenue or net income included in Park's operating results related to First Citizens since the date of the acquisition, as First Citizens' results cannot be separately identified. For the three months ended June 30, 2026, Park recorded merger-related expenses of $4.1 million and for the six months ended June 30, 2026, Park recorded merger-related expenses of $19.6 million, associated with the First Citizens acquisition. No merger-related expenses were recorded for the three months or six months ended June 30, 2025.

Park recorded $104.3 million in goodwill, $34.4 million in core deposit intangibles, and $3.6 million in customer relationship intangibles related to wealth management, which reflects the expected synergies and the cost savings resulting from the consolidating the operations of PNB and First Citizens. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of June 30, 2026, and subject to adjustment for up to one year after the acquisition date.

In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. While Park believes that the information available on the acquisition date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date Park concludes that all necessary information about the facts and circumstances that existed as of the acquisition date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the valuation amounts. During the three months ended June 30, 2026, Park made adjustments to decrease acquired asset fair value by $985,000 and decrease acquired liability fair value by $492,000, which resulted in a $493,000 increase in goodwill.

The following table summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	February 1, 2026
Purchase Consideration
Cash consideration	$105
Fair value of Park common shares recorded in "common shares"	321,891
Fair value of Park common shares recorded in "Non-controlling interest in consolidated subsidiary"	2,055
Fair value of total consideration transferred	324,051

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	145,670
Securities	742,952
Loans, net of ACL	1,558,903
Loans held for sale	4,902
Bank owned life insurance	33,887
Premises and equipment	30,529
Core deposit intangible	34,440
Other intangible assets	3,585
Other real estate owned	20,286
Other assets	36,281
Total assets acquired	2,611,435

Deposits	2,221,111
Borrowings	149,791
Other liabilities	20,804
Total liabilities assumed	2,391,706

Total identifiable net assets	219,729

Goodwill	$104,322

Loans acquired in the First Citizens acquisition were reviewed to identify any that had experienced a more-than-insignificant deterioration in credit quality since origination. Loans that met established criteria indicating such deterioration are classified as purchased credit deteriorated ("PCD") loans. The remaining loans were classified as purchased seasoned loans ("PSLs"). In accordance with ASU 2025-08, both PCD loans and PSLs are recorded at the purchase price net of expected allowance for credit losses at the time of acquisition. In addition, a non-credit discount or premium is allocated to the loans based on a valuation by a third-party specialist. Under this method, the acquired loans do not incur a provision for credit losses affecting net income at acquisition. However, changes to the allowance for these loans in subsequent periods would be recognized through the provision for credit losses.

During the three months ended June 30, 2026, Park obtained additional borrower-specific credit information that existed as of the acquisition date that was not available at the time the initial acquisition accounting was completed. Based on the additional information, Park determined that certain acquired loans met the definition of PCD assets. Accordingly, Park classified an additional $61.3 million in loans as PCD.

Of the $1.6 billion in loans held for investment acquired from First Citizens, $1.5 billion were identified as PSL and $126.4 million were identified as PCD. These loans are summarized in the following table:

(in thousands)	PCD Loans	PSLs	Total Acquired Loans
Amortized cost of acquired loans	$126,388	$1,465,388	$1,591,776
Allowance of loans at acquisition	(1,803)	(13,770)	(15,573)
Non-credit discount on loans	(4,552)	(12,748)	(17,300)
Fair value price of loans	$120,033	$1,438,870	$1,558,903

The following table presents supplemental pro forma information as if the First Citizens acquisition had occurred as of January 1, 2025. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The unaudited pro forma results exclude acquisition‑related costs that were recognized in noninterest expense during the three months and six months ended June 30, 2026, as these costs were directly attributable to the acquisition and are not expected to have a continuing impact on Park's results of operations. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. The pro forma amounts below do not reflect any adjustments to the provision for credit losses for acquired loans, or Park's expectations as of the pro forma date of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the acquisition.

	Three months ended June 30,
(in thousands, except per share data)	2026	2025
Net interest income	$138,053	$127,329
Net income available to common shareholders	61,653	54,412
Earnings per common share - basic	3.41	3.00
Earnings per common share - diluted	3.39	2.99

	Six months ended June 30,
(in thousands, except per share data)	2026	2025
Net interest income	$270,635	$248,579
Net income available to common shareholders	117,753	102,092
Earnings per common share - basic	6.51	5.63
Earnings per common share - diluted	6.48	5.60

Note 4 – Investment Securities

Investment securities at June 30, 2026 and at December 31, 2025, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2026:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$99,757	$—	$561	$99,196
Obligations of states and political subdivisions	299,109	2,430	10,037	291,502
U.S. Government sponsored entities' asset-backed securities	858,811	540	38,257	821,094
Collateralized loan obligations	29,443	9	36	29,416
Corporate debt securities	21,100	186	487	20,799
Total	$1,308,220	$3,165	$49,378	$1,262,007

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2025:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$220,285	$1,808	$10,270	$211,823
U.S. Government sponsored entities' asset-backed securities	432,051	1,142	33,229	399,964
Collateralized loan obligations	56,200	21	78	56,143
Corporate debt securities	21,076	188	526	20,738
Total	$729,612	$3,159	$44,103	$688,668

Investment securities in an unrealized loss position at June 30, 2026, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$99,196	$561	$—	$—	$99,196	$561
Obligations of states and political subdivisions	68,889	470	86,044	9,567	154,933	10,037
U.S. Government sponsored entities' asset-backed securities	485,864	6,119	294,724	32,138	780,588	38,257
Collateralized loan obligations	14,157	36	—	—	14,157	36
Corporate debt securities	389	11	9,774	476	10,163	487
Total	$668,495	$7,197	$390,542	$42,181	$1,059,037	$49,378

 Investment securities in an unrealized loss position at December 31, 2025, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$2,078	$33	$107,828	$10,237	$109,906	$10,270
U.S. Government sponsored entities' asset-backed securities	21,603	187	335,095	33,042	356,698	33,229
Collateralized loan obligations	23,172	78	—	—	23,172	78
Corporate debt securities	999	1	9,725	525	10,724	526
Total	$47,852	$299	$452,648	$43,804	$500,500	$44,103

At June 30, 2026, Park’s debt securities portfolio consisted of $1.3 billion of securities, $1.1 billion of which were in an unrealized loss position with aggregate unrealized losses of $49.4 million. Of the $1.1 billion of securities in an unrealized loss position, $390.5 million were in an unrealized loss position for 12 months or longer. Of the $49.4 million in unrealized losses, $38.8 million were related to Park's "Obligations of U.S. Government sponsored entities" and "U.S. Government sponsored entities' asset-backed securities" portfolios. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at either June 30, 2026 or December 31, 2025. Additionally, for the three-month and six-month periods ended June 30, 2026 and 2025, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at June 30, 2026, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S.Government sponsored entities
Due within one year	$29,755	$29,669	3.62%
Due one through five years	70,002	69,527	3.66%
Total	$99,757	$99,196	3.65%

Obligations of state and political subdivisions:
Due one through five years	$4,710	$4,571	2.49%
Due six through ten years	74,786	69,531	2.64%
Due over ten years	219,613	217,400	4.64%
Total (1)	$299,109	$291,502	4.10%

U.S. Government sponsored entities' asset-backed securities	$858,811	$821,094	3.29%

Collateralized loan obligations	$29,443	$29,416	5.25%

Corporate debt securities
Due one through five years	$2,250	$2,244	7.45%
Due six through ten years	18,850	18,555	4.30%
Total	$21,100	$20,799	4.64%
 The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

AFS debt securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. During the six-month period ended June 30, 2026, Park sold certain AFS debt securities with a book value of $364.8 million at a gross gain of $2.7 million and sold certain AFS debt securities with a book value of $217.3 million at a gross loss of $1.6 million which sales included certain AFS debt securities acquired in the First Citizens merger. There were no sales of AFS debt securities during the three-month period ended June 30, 2026. There were no sales of AFS debt securities during the three-month or six-month periods ended June 30, 2025.

Investment securities having a fair value of $1.1 billion and $569.5 million at June 30, 2026 and December 31, 2025, respectively, were pledged to collateralize government and public fund deposits and to secure repurchase agreements.

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

The carrying amounts of other investment securities at June 30, 2026 and December 31, 2025 were as follows:

(In thousands)	June 30, 2026	December 31, 2025
FHLB stock	$7,855	$8,013
FRB stock	24,636	14,653
Equity investments carried at fair value	22,701	17,493
Equity investments carried at modified cost (1)	21,448	21,448
Equity investments carried at NAV	50,732	51,867
Total other investment securities	$127,372	$113,474
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $3.5 million have been recorded as a result of observable price changes. There were no adjustments recorded during either of the three-month or six-month periods ended June 30, 2026 or 2025 as a result of observable price changes.

During the three-month period ended June 30, 2026, Park purchased 529 shares of FHLB stock with a book value of $53,000 and the FHLB repurchased 26,061 shares of FHLB stock with a book value of $2.6 million. During the six-month period ended June 30, 2026, Park acquired 58,245 shares of FHLB stock with a book value of $5.8 million in connection with the acquisition of First Citizens. During that same period, Park purchased 2,117 shares of FHLB stock with a book value of $212,000 and the FHLB repurchased 61,942 shares of FHLB stock with a book value of $6.2 million.

During the three-month and six-month periods ended June 30, 2025, Park purchased 4,940 shares of FHLB stock with a book value of $494,000. During the three-month period ended June 30, 2025, the FHLB repurchased 4,635 shares of FHLB stock with a book value of $464,000. During the six-month period ended June 30, 2025, the FHLB repurchased 10,878 shares of FHLB stock with a book value of $1.1 million.

During the three-month period ended June 30, 2026, Park purchased 8,670 shares of FRB stock with a book value of $434,000. During the six-month period ended June 30, 2026, Park acquired 43,812 shares of FRB stock with a book value of $2.2 million in connection with the acquisition of First Citizens. These shares were immediately redeemed by the FRB upon the close of the First Citizens acquisition. During that same period, Park purchased 199,642 shares of FRB stock with a book value of $10.0 million. No shares of FRB stock were purchased or sold during the three-month or six-month periods ended June 30, 2025.

During the three-month periods ended June 30, 2026 and 2025, $4.1 million and $2.3 million, respectively, of gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the six-month periods ended June 30, 2026 and 2025, $4.4 million and $1.7 million, respectively, of gains on equity investments carried at fair value were recorded within "Gain on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three-month periods ended June 30, 2026 and 2025, $414,000 and $182,000, respectively, of gains on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income. During the six-month periods ended June 30, 2026 and 2025, $920,000 and $(117,000), respectively, of gains (losses) on equity investments carried at NAV were recorded within “Gain on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 6 – Loans

The composition of the loan portfolio at June 30, 2026 and at December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,366,431	$1,210,047
Overdrafts	2,657	2,103
Commercial real estate (1)	3,063,566	2,208,660
Construction real estate:
Commercial	490,100	298,491
Retail	123,812	100,934
Residential real estate:
Commercial	974,231	752,695
Mortgage	1,481,756	1,375,641
HELOC	321,202	241,058
Installment	5,592	5,988
Consumer:
Consumer	1,874,268	1,821,471
Check loans	1,694	1,776
Leases	26,047	32,378
Total	$9,731,356	$8,051,242
Allowance for credit losses	(110,686)	(92,973)
Net loans	$9,620,670	$7,958,269
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.0 million at June 30, 2026, and of $20.1 million at December 31, 2025, which represented a net deferred income position at both dates. Additionally, at June 30, 2026, loans included purchase accounting adjustments of $17.1 million, which represented a net deferred income position. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans. At December 31, 2025, there were no purchase accounting adjustments included in loans.

Overdrawn deposit accounts of $2.7 million and $2.1 million were reclassified to loans at June 30, 2026 and at December 31, 2025, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at June 30, 2026 and December 31, 2025.

	June 30, 2026
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$18,415	$11	$18,426
Overdrafts	—	—	—
Commercial real estate	34,423	—	34,423
Construction real estate:
Commercial	1,330	—	1,330
Retail	212	—	212
Residential real estate:
Commercial	3,367	—	3,367
Mortgage	18,736	1,847	20,583
HELOC	1,638	148	1,786
Installment	26	—	26
Consumer:
Consumer	2,888	507	3,395
Check loans	—	1	1
Leases	214	—	214
Total loans	$81,249	$2,514	$83,763

	December 31, 2025
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$15,817	$10	$15,827
Overdrafts	—	—	—
Commercial real estate	28,879	—	28,879
Construction real estate:
Commercial	577	—	577
Retail	97	17	114
Residential real estate:
Commercial	1,565	—	1,565
Mortgage	14,964	1,483	16,447
HELOC	1,702	—	1,702
Installment	53	—	53
Consumer
Consumer	2,693	1,228	3,921
Check loans	—	—	—
Leases	168	—	168
Total loans	$66,515	$2,738	$69,253

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at June 30, 2026 and December 31, 2025:

	June 30, 2026
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$9,709	$8,706	$4,133
Overdrafts	—	—	—
Commercial real estate	31,387	3,036	95
Construction real estate:
Commercial	1,014	316	38
Retail	—	212	5
Residential real estate:
Commercial	2,793	574	142
Mortgage	—	18,736	270
HELOC	—	1,638	169
Installment	—	26	1
Consumer
Consumer	—	2,888	1,070
Check loans	—	—	—
Leases	104	110	27
Total loans	$45,007	$36,242	$5,950

	December 31, 2025
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13,633	$2,184	$744
Overdrafts	—	—	—
Commercial real estate	28,879	—	—
Construction real estate:
Commercial	577	—	—
Retail	—	97	41
Residential real estate:
Commercial	1,565	—	—
Mortgage	—	14,964	225
HELOC	—	1,702	108
Installment	—	53	1
Consumer
Consumer	—	2,693	947
Check loans	—	—	—
Leases	122	46	11
Total	$44,776	$21,739	$2,077

Nonaccrual commercial loans are evaluated on an individual basis and are excluded from the collective evaluation. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and an inquiry is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated. Management’s general practice is to proactively charge down nonaccrual loans individually evaluated to the fair value of the underlying collateral. Nonaccrual consumer loans are collectively evaluated based on similar risk characteristics

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at June 30, 2026 and at December 31, 2025:

	June 30, 2026
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$249	$12,627	$16,017	$28,893
Commercial real estate	33,992	431	—	34,423
Construction real estate:
Commercial	1,330	—	—	1,330
Residential real estate:
Commercial	3,315	52	—	3,367
Mortgage	—	—	—	—
Leases	—	214	—	214
Total loans	$38,886	$13,324	$16,017	$68,227

	December 31, 2025
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$3,938	$9,444	$20,678	$34,060
Commercial real estate	29,554	650	—	30,204
Construction real estate:
Commercial	1,119	—	—	1,119
Residential real estate:
Commercial	1,612	—	—	1,612
Mortgage	76	—	—	76
Leases	—	168	—	168
Total loans	$36,299	$10,262	$20,678	$67,239

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and six-month periods ended June 30, 2026 and 2025:

	Interest Income Recognized
(In thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Commercial, financial and agricultural:
Commercial, financial and agricultural	$290	$287	$503	$619
Overdrafts	—	—	—	—
Commercial real estate	467	355	853	615
Construction real estate:
Commercial	17	2	28	3
Retail	—	—	2	—
Residential real estate:
Commercial	37	18	63	40
Mortgage	183	96	331	188
HELOC	16	5	55	13
Installment	—	2	1	2
Consumer:
Consumer	46	44	86	89
Check loans	—	—	—	—
Leases	2	—	2	—
Total loans	$1,058	$809	$1,924	$1,569

The following tables present the aging of the amortized cost in past due loans at June 30, 2026 and at December 31, 2025 by class of loan:

	June 30, 2026
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$951	$1,843	$2,794	$1,363,637	$1,366,431
Overdrafts	—	—	—	2,657	2,657
Commercial real estate	1,856	3,821	5,677	3,057,889	3,063,566
Construction real estate:
Commercial	—	—	—	490,100	490,100
Retail	162	196	358	123,454	123,812
Residential real estate:
Commercial	1,142	799	1,941	972,290	974,231
Mortgage	22,059	13,273	35,332	1,446,424	1,481,756
HELOC	451	701	1,152	320,050	321,202
Installment	72	26	98	5,494	5,592
Consumer:
Consumer	9,716	1,034	10,750	1,863,518	1,874,268
Check loans	3	—	3	1,691	1,694
Leases	—	174	174	25,873	26,047
Total loans	$36,412	$21,867	$58,279	$9,673,077	$9,731,356
(1) Includes an aggregate of $2.5 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $61.9 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2025
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$231	$6,382	$6,613	$1,203,434	$1,210,047
Overdrafts	—	—	—	2,103	2,103
Commercial real estate	77	1,298	1,375	2,207,285	2,208,660
Construction real estate:
Commercial	154	—	154	298,337	298,491
Retail	149	74	223	100,711	100,934
Residential real estate:
Commercial	33	219	252	752,443	752,695
Mortgage	16,503	8,317	24,820	1,350,821	1,375,641
HELOC	271	688	959	240,099	241,058
Installment	103	50	153	5,835	5,988
Consumer
Consumer	11,158	1,737	12,895	1,808,576	1,821,471
Check loans	3	—	3	1,773	1,776
Leases	21	—	21	32,357	32,378
Total loans	$28,703	$18,765	$47,468	$8,003,774	$8,051,242
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.5 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at June 30, 2026 and December 31, 2025 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at June 30, 2026 and at December 31, 2025 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the six months ended June 30, 2026 and for the year ended December 31, 2025. For purposes of the following tables, when a refinancing is treated as a new loan for accounting purposes, the loan is assigned a new origination year based on the date the new loan is recognized.

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$149,463	$271,678	$152,135	$98,240	$54,354	$95,071	$484,184	$1,305,125
Special Mention	23,741	2,048	1,113	662	2,722	684	9,893	40,863
Substandard	4,190	6,698	1,263	1,048	1,311	285	2,597	17,392
Doubtful	184	553	179	233	15	17	1,870	3,051
Total	$177,578	$280,977	$154,690	$100,183	$58,402	$96,057	$498,544	$1,366,431
Current period gross charge-offs	$4	$126	$184	$76	$28	$1,032	$42	$1,492

Commercial real estate (1)
Risk rating
Pass	$316,807	$561,219	$477,499	$279,874	$351,766	$938,556	$39,561	$2,965,282
Special Mention	5,114	17,661	8,380	8,639	4,878	11,189	200	56,061
Substandard	3,033	2,731	3,740	3,667	7,436	17,510	3,073	41,190
Doubtful	—	—	825	—	—	208	—	1,033
Total	$324,954	$581,611	$490,444	$292,180	$364,080	$967,463	$42,834	$3,063,566
Current period gross charge-offs	$—	$—	$33	$—	$—	$4	$—	$37

Construction real estate: Commercial
Risk rating
Pass	$124,120	$216,590	$91,445	$4,968	$4,660	$7,271	$26,650	$475,704
Special Mention	2,485	922	—	—	—	660	—	4,067
Substandard	3,699	6,584	—	20	—	26	—	10,329
Doubtful	—	—	—	—	—	—	—	—
Total	$130,304	$224,096	$91,445	$4,988	$4,660	$7,957	$26,650	$490,100
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Commercial
Risk rating
Pass	$117,310	$188,188	$130,374	$133,307	$106,506	$243,968	$38,349	$958,002
Special Mention	1,523	478	1,489	982	1,963	2,096	320	8,851
Substandard	786	3,920	280	535	346	872	—	6,739
Doubtful	532	—	—	107	—	—	—	639
Total	$120,151	$192,586	$132,143	$134,931	$108,815	$246,936	$38,669	$974,231
Current period gross charge-offs	$—	$—	$1	$1	$—	$53	$—	$55

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$649	$13,306	$6,462	$2,830	$1,110	$329	$—	$24,686
Special Mention	—	—	1,147	—	—	—	—	1,147
Substandard	—	—	—	—	95	—	—	95
Doubtful	—	54	28	28	9	—	—	119
Total	$649	$13,360	$7,637	$2,858	$1,214	$329	$—	$26,047
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$708,349	$1,250,981	$857,915	$519,219	$518,396	$1,285,195	$588,744	$5,728,799
Special Mention	32,863	21,109	12,129	10,283	9,563	14,629	10,413	110,989
Substandard	11,708	19,933	5,283	5,270	9,188	18,693	5,670	75,745
Doubtful	716	607	1,032	368	24	225	1,870	4,842
Total	$753,636	$1,292,630	$876,359	$535,140	$537,171	$1,318,742	$606,697	$5,920,375
Current period gross charge-offs	$4	$126	$218	$77	$28	$1,089	$42	$1,584
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

Park considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the six months ended June 30, 2026 and for the year ended December 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing. For purposes of the following tables, when a refinancing is treated as a new loan for accounting purposes, the loan is assigned a new origination year based on the date the new loan is recognized.

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$2,657	$—	$—	$—	$—	$—	$—	$2,657
Nonperforming	—	—	—	—	—	—	—	—
Total	$2,657	$—	$—	$—	$—	$—	$—	$2,657
Current period gross charge-offs	$549	$—	$—	$—	$—	$—	$—	$549

Construction Real Estate: Retail
Performing	$26,293	$62,824	$10,786	$4,863	$7,154	$11,233	$447	$123,600
Nonperforming	—	—	125	—	—	87	—	212
Total	$26,293	$62,824	$10,911	$4,863	$7,154	$11,320	$447	$123,812
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$69,353	$177,408	$216,880	$221,222	$230,574	$545,736	$—	$1,461,173
Nonperforming	1	2,898	3,075	3,527	3,108	7,974	—	20,583
Total	$69,354	$180,306	$219,955	$224,749	$233,682	$553,710	$—	$1,481,756
Current period gross charge-offs	$—	$—	$102	$24	$—	$9	$—	$135

Residential Real Estate: HELOC
Performing	$—	$29	$231	$696	$557	$628	$317,275	$319,416
Nonperforming	—	—	24	53	90	507	1,112	1,786
Total	$—	$29	$255	$749	$647	$1,135	$318,387	$321,202
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$1

Residential Real Estate: Installment
Performing	$372	$1,292	$791	$795	$32	$2,284	$—	$5,566
Nonperforming	—	—	—	17	6	3	—	26
Total	$372	$1,292	$791	$812	$38	$2,287	$—	$5,592
Current period gross charge-offs	$—	$—	$—	$8	$—	$—	$—	$8

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Consumer
Performing	$384,070	$495,800	$346,521	$237,781	$214,135	$177,797	$14,769	$1,870,873
Nonperforming	30	442	796	610	912	604	1	3,395
Total	$384,100	$496,242	$347,317	$238,391	$215,047	$178,401	$14,770	$1,874,268
Current period gross charge-offs	$46	$1,196	$1,451	$1,859	$1,130	$931	$—	$6,613

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,693	$1,693
Nonperforming	—	—	—	—	—	—	1	1
Total	$—	$—	$—	$—	$—	$—	$1,694	$1,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$20	$20

Total Consumer Loans
Performing	$482,745	$737,353	$575,209	$465,357	$452,452	$737,678	$334,184	$3,784,978
Nonperforming	31	3,340	4,020	4,207	4,116	9,175	1,114	26,003
Total	$482,776	$740,693	$579,229	$469,564	$456,568	$746,853	$335,298	$3,810,981
Current period gross charge-offs	$595	$1,196	$1,553	$1,891	$1,130	$940	$21	$7,326

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$2,103	$—	$—	$—	$—	$—	$—	$2,103
Nonperforming	—	—	—	—	—	—	—	—
Total	2,103	$—	$—	$—	$—	$—	$—	$2,103
Current period gross charge-offs	$1,032	$—	$—	$—	$—	$—	$—	$1,032

Construction Real Estate: Retail
Performing	$50,128	$20,281	$12,129	$6,906	$4,429	$6,529	$418	$100,820
Nonperforming	—	—	—	—	17	97	—	114
Total	$50,128	$20,281	$12,129	$6,906	$4,446	$6,626	$418	$100,934
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$162,548	$206,140	$217,252	$223,910	$167,522	$381,822	$—	$1,359,194
Nonperforming	—	2,599	3,881	2,297	1,184	6,486	—	16,447
Total	$162,548	$208,739	$221,133	$226,207	$168,706	$388,308	$—	$1,375,641
Current period gross charge-offs	$—	$149	$104	$—	$—	$—	$—	$253

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: HELOC
Performing	$—	$263	$550	$477	$13	$766	$237,287	$239,356
Nonperforming	—	15	33	90	16	681	867	1,702
Total	$—	$278	$583	$567	$29	$1,447	$238,154	$241,058
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Installment
Performing	$1,493	$900	$1,079	$61	$—	$2,402	$—	$5,935
Nonperforming	—	—	27	—	—	26	—	53
Total	$1,493	$900	$1,106	$61	$—	$2,428	$—	$5,988
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$582,158	$425,318	$301,142	$275,261	$120,561	$107,748	$5,362	$1,817,550
Nonperforming	452	618	832	1,174	303	542	—	3,921
Total	$582,610	$425,936	$301,974	$276,435	$120,864	$108,290	$5,362	$1,821,471
Current period gross charge-offs	$651	$2,803	$4,344	$3,194	$1,273	$945	$8	$13,218

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,776	$1,776
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,776	$1,776
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$28	$28

Total Consumer Loans
Performing	$798,430	$652,902	$532,152	$506,615	$292,525	$499,267	$244,843	$3,526,734
Nonperforming	452	3,232	4,773	3,561	1,520	7,832	867	22,237
Total	$798,882	$656,134	$536,925	$510,176	$294,045	$507,099	$245,710	$3,548,971
Current period gross charge-offs	$1,683	$2,952	$4,448	$3,194	$1,273	$945	$36	$14,531

Loans Acquired with Deteriorated Credit Quality
With the acquisition of First Citizens on February 1, 2026, Park purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The initial carrying amount of those loans was as follows.

(in thousands)	February 1, 2026
Par value of acquired loans at acquisition	$126,388
Allowance for credit losses at acquisition	(1,803)
Non-credit discount at acquisition	(4,552)
Purchase price of loans at acquisition	$120,033

The carrying amount of PCD loans at June 30, 2026 and December 31, 2025 was $114.5 million and $2.5 million, respectively. The allowance for credit losses on PCD loans totaled $5.1 million at June 30, 2026. There was no allowance for credit losses on PCD loans at December 31, 2025.

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

The following tables present the amortized cost basis of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three months and the six months ended June 30, 2026 and 2025 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2026
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$206	$29,546	$—	$190	$—	$29,942	2.19%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	445	4,165	3,134	391	—	8,135	0.27%
Construction real estate:
Commercial	—	—	4,540	—	—	—	4,540	0.93%
Retail	—	—	—	—	372	—	372	0.30%
Residential real estate:
Commercial	—	—	954	—	568	—	1,522	0.16%
Mortgage	—	—	—	162	—	—	162	0.01%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	23	—	—	—	23	0.41%
Consumer:
Consumer	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$651	$39,228	$3,296	$1,521	$—	$44,696	0.46%

	Three Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$19,796	$—	$—	$—	$19,796	1.63%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	3,856	—	747	—	4,603	0.22%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	904	—	—	—	904	0.13%
Mortgage	—	—	—	—	—	525	525	0.04%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	121	—	39	—	160	2.67%
Consumer:
Consumer	—	—	—	58	—	—	58	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$24,677	$58	$786	$525	$26,046	0.33%

	Six Months Ended June 30, 2026
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$206	$30,091	$58	$256	$—	$30,611	2.24%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	445	4,283	3,134	391	—	8,253	0.27%
Construction real estate:
Commercial	—	—	4,540	—	—	—	4,540	0.93%
Retail	—	—	2	—	372	—	374	0.30%
Residential real estate:
Commercial	—	—	954	—	568	—	1,522	0.16%
Mortgage	—	—	—	296	225	—	521	0.04%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	23	—	—	—	23	0.41%
Consumer:
Consumer	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$651	$39,893	$3,488	$1,812	$—	$45,844	0.47%

	Six Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$928	$22,564	$—	$147	$—	$23,639	1.95%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	6,213	3,265	1,467	922	1,427	13,294	0.63%
Construction real estate:
Commercial	—	—	—	—	—	—	—	—%
Retail	—	—	—	—	—	68	68	0.07%
Residential real estate:
Commercial	—	898	904	—	—	—	1,802	0.26%
Mortgage	—	—	—	—	—	975	975	0.07%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	194	—	39	—	233	3.89%
Consumer:
Consumer	—	—	—	59	—	—	59	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$8,039	$26,927	$1,526	$1,108	$2,470	$40,070	0.50%

At June 30, 2026, Park had commitments to lend $5.0 million related to loans that were experiencing both financial difficulty and had been modified during the six months ended June 30, 2026.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.60)%	0.4	0.5
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.41)%	7.0	0.5
Construction real estate:
Commercial	—	—%	0.3	0.0
Retail	—	(0.76)%	0.3	0.0
Residential real estate:
Commercial	—	(0.90)%	6.6	0.0
Mortgage	—	(1.88)%	0.0	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	9.8	0.0
Consumer:
Consumer	—	—%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.55)%	1.4	0.5

	Three Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	—%	1.0	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.50)%	1.0	0.0
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	1.3	0.0
Mortgage	—	—%	0.5	0.5
HELOC	—	—%	0.0	0.0
Installment	—	(0.31)%	9.4	0.0
Consumer:
Consumer	—	(0.42)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.49)%	1.1	0.5

	Six Months Ended June 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.81)%	0.4	0.5
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.41)%	6.9	0.5
Construction real estate:
Commercial	—	—%	0.3	0.0
Retail	—	(0.76)%	0.3	0.0
Residential real estate:
Commercial	—	(0.90)%	6.6	0.0
Mortgage	—	(2.42)%	0.3	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	9.8	0.0
Consumer:
Consumer	—	—%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.71)%	1.4	0.5

	Six Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(0.35)%	1.1	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.70)%	1.9	0.5
Construction real estate:
Commercial	—	—%	0.0	0.0
Retail	—	—%	0.5	0.5
Residential real estate:
Commercial	—	—%	1.3	0.5
Mortgage	—	—%	0.5	0.5
HELOC	—	—%	0.0	0.0
Installment	—	(0.31)%	11.2	0.0
Consumer:
Consumer	—	(0.44)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(0.66)%	1.3	0.5

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following tables provide the performance of loans as of the period end date, of modifications made to borrowers experiencing financial difficulty during the twelve months preceding June 30, 2026 and June 30, 2025, respectively:

	Twelve Months Ended June 30, 2026
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$48,467	$—	$256	$—	$48,723
Overdrafts	—	—	—	—	—
Commercial real estate	11,491	—	—	—	11,491
Construction real estate:
Commercial	5,807	—	—	—	5,807
Retail	374	—	—	—	374
Residential real estate:
Commercial	1,977	—	—	—	1,977
Mortgage	361	225	134	152	872
HELOC	—	—	—	—	—
Installment	74	—	—	—	74
Consumer:
Consumer	—	—	—	—	—
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$68,551	$225	$390	$152	$69,318

	Twelve Months Ended June 30, 2025
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$26,669	$—	$—	$—	$26,669
Overdrafts	—	—	—	—	—
Commercial real estate	15,398	—	—	147	15,545
Construction real estate:
Commercial	—	—	—	—	—
Retail	68	—	—	—	68
Residential real estate:
Commercial	1,802	—	—	—	1,802
Mortgage	1,110	418	10	72	1,610
HELOC	—	—	—	—	—
Installment	374	—	—	—	374
Consumer:
Consumer	50	—	18	—	68
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$45,471	$418	$28	$219	$46,136

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three months and six months ended June 30, 2026 and 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

Three Months Ended June 30, 2026
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$905	$—	$—	$—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	296	225	152
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$905	$296	$225	$152

	Three Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$25	$—	$147	$—
Overdrafts	—	—	—	—
Commercial real estate	263	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	176	72	10	243
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	18	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$464	$90	$157	$243

Six Months Ended June 30, 2026
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$905	$—	$—	$—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	296	225	152
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$905	$296	$225	$152

	Six Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$25	$—	$262	$—
Overdrafts	—	—	—	—
Commercial real estate	263	—	—	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	176	72	10	243
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	18	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$464	$90	$272	$243

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

As part of the acquisition of First Citizens, Park recorded a day 1 ACL of $15.6 million. In accordance with ASU 2025-08, the day 1 ACL was recorded as an increase to the ACL with a corresponding increase to Goodwill.

Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model or an undiscounted Expected Loss Model for purchased loans. Key inputs and assumptions used in both models are discussed below:
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
◦As of June 30, 2026, the "most likely" scenario forecasted Ohio unemployment between 4.39% and 5.10% during the next four quarters. In determining the appropriate weighting of scenarios at June 30, 2026, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing stabilization or slight improvement, higher levels of inflation, volatile and low levels of consumer confidence, unemployment rate volatility, the interest rate environment, geo-political conflict (including conflict related to tariffs and the conflict between the U.S. and Iran), uncertainty regarding fiscal policy of the current political administration, and continued stress in the commercial real estate sector cause uncertainty to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at June 30, 2026. Changes in forecasts, incorporation of an acquired loan portfolio, as well as changes in loan mix resulted in a 10 basis point decrease in the weighted quantitative allowance from December 31, 2025 and a 2 basis point decrease in the weighted quantitative allowance from March 31, 2026.

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

Qualitative adjustments amounted to $7.8 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively. Significant qualitative adjustments include the following:
•Helene: Qualitative adjustments included a $635,000 and $561,000 reserve at June 30, 2026 and December 31, 2025, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area. While Helene impacted this region in October 2024, many borrowers are still navigating the insurance claim process and local businesses are waiting to see the full economic impact on tourist season.
•Special purpose mortgage: Qualitative adjustments included a $2.4 million and $2.3 million reserve at June 30, 2026 and December 31, 2025, respectively, related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of June 30, 2026, the total loans in these special purpose mortgage loan programs totaled $244.4 million. Delinquency rates within these special purpose mortgage loan programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These special purpose mortgage loan programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs.
•Former First Citizens loans: Qualitative adjustments included a $3.2 million additional reserve at June 30, 2026 related to the newly acquired First Citizens loan portfolio. The qualitative adjustment reflects risks associated with entry into new markets, the integration of credit administration practices, and a lower quantitative reserve compared to legacy segments. Although pre‑acquisition due diligence indicated a risk profile generally consistent with Park’s existing loan portfolio, the quantitative ACL calculated for former First Citizens loans was significantly below that of the legacy portfolio. In order to take into consideration all of these factors, management added an additional 20 bps reserve to the affected loans, or $3.2 million, as of June 30, 2026. Park believes that the resulting reserve on former First Citizens loans is more in line with the legacy portfolio.
•Expected extension: During the second quarter, management identified one special mention loan that is reasonably expected to be extended beyond its current contractual term. As a result, the allowance at June 30, 2026 included an additional qualitative reserve of $1.2 million related to this $21.3 million loan to account for the expected extension of the loan term.

ACL Activity
The activity in the ACL for the three-month periods ended June 30, 2026 and June 30, 2025 is summarized in the following tables:

	Three Months Ended June 30, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$17,586	$25,872	$8,435	$30,688	$25,743	$266	$108,590
Charge-offs	1,442	17	—	80	2,931	—	4,470
Recoveries	240	17	1	134	1,599	—	1,991
Net charge-offs/(recoveries)	$1,202	$—	$(1)	$(54)	$1,332	$—	$2,479
Provision for (recovery of) credit losses	3,596	333	(543)	(400)	1,588	1	4,575
Ending balance	$19,980	$26,205	$7,893	$30,342	$25,999	$267	$110,686

	Three Months Ended June 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$11,408	$19,838	$8,139	$22,749	$25,815	$181	$88,130
Charge-offs	272	68	—	100	3,519	—	3,959
Recoveries	187	784	7	55	1,728	—	2,761
Net charge-offs/(recoveries)	$85	$(716)	$(7)	$45	$1,791	$—	$1,198
(Recovery of) provision for credit losses	(220)	(55)	(381)	1,806	1,692	11	2,853
Ending balance	$11,103	$20,499	$7,765	$24,510	$25,716	$192	$89,785

	Six Months Ended June 30, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973
Initial allowance-PCD loans	411	630	580	180	2	—	1,803
Initial allowance-PSL	1,278	6,841	1,722	3,752	177	—	13,770
Charge-offs	2,041	37	—	199	6,633	—	8,910
Recoveries	586	23	8	173	3,013	—	3,803
Net charge-offs/(recoveries)	$1,455	$14	$(8)	$26	$3,620	$—	$5,107
Provision for (recovery of) credit losses	5,604	571	(2,126)	(908)	4,047	59	7,247
Ending balance	$19,980	$26,205	$7,893	$30,342	$25,999	$267	$110,686

	Six Months Ended June 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966
Charge-offs	573	68	—	125	6,798	—	7,564
Recoveries	524	798	1,111	100	3,241	—	5,774
Net charge-offs/(recoveries)	$49	$(730)	$(1,111)	$25	$3,557	$—	$1,790
(Recovery of) provision for credit losses	(1,531)	198	(471)	2,180	3,192	41	3,609
Ending balance	$11,103	$20,499	$7,765	$24,510	$25,716	$192	$89,785

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2026 and at December 31, 2025, respectively, Park had $16.3 million and $4.0 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 6 - Loans, and Note 7 - Allowance for Credit Losses. The contractual balance was $16.0 million and $3.9 million at June 30, 2026 and at December 31, 2025, respectively. The gain expected upon sale was $294,000 and $65,000 at June 30, 2026 and at December 31, 2025, respectively. None of these loans were 90 days or more past due or on nonaccrual status at June 30, 2026 or at December 31, 2025.

Note 9 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for three-month and the six-month periods ended June 30, 2026 and 2025.

(in thousands)	Goodwill	Core deposit intangible asset	Other intangible assets	Total
April 1, 2025	$159,595	$3,163	$—	$162,758
Amortization	—	273	—	273
June 30, 2025	$159,595	$2,890	$—	$162,485

April 1, 2026	$263,424	$35,556	$3,585	$302,565
Acquired goodwill and other intangible assets	493	—	—	493
Amortization	—	1,800	272	2,072
June 30, 2026	$263,917	$33,756	$3,313	$300,986

(in thousands)	Goodwill	Core deposit intangible asset	Other intangible assets	Total
December 31, 2024	$159,595	$3,437	$—	$163,032
Amortization	—	547	—	547
June 30, 2025	$159,595	$2,890	$—	$162,485

December 31, 2025	$159,595	$2,395	$—	$161,990
Acquired goodwill and other intangible assets	104,322	34,440	3,585	142,347
Amortization	—	3,079	272	3,351
June 30, 2026	$263,917	$33,756	$3,313	$300,986

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of June 30, 2026, and subject to adjustment for up to one year after the acquisition date. During the three months ended June 30, 2026, adjustments were made to goodwill totaling $493,000.

In past years, Park evaluated goodwill for impairment during the second quarter, with financial data as of the immediately prior March 31. To align the impairment analysis more closely with year-end, Park is moving its annual goodwill impairment testing to the fourth quarter, starting with fiscal year 2026. Based on the qualitative analysis performed as of April 1, 2025, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at June 30, 2026 and at December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible asset	$48,896	$15,140	$14,456	$12,061
Customer relationship intangible asset	3,585	272	—	—
Total	$52,481	$15,412	$14,456	$12,061

The core deposit intangible asset and the customer relationship intangible asset are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $2.1 million and $273,000 for the three-month periods and $3.4 million and $547,000 for the six-month periods ended June 30, 2026 and 2025, respectively.

Estimated amortization expense related to core deposit intangible asset and the customer relationship intangible asset for the remainder of 2026 and the next four years follows:

(in thousands)	Core deposit intangible asset	Customer relationship intangible asset
Six months ending December 31, 2026	$3,549	$326
2027	6,442	592
2028	5,679	527
2029	4,572	462
2030	3,809	396

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Affordable housing tax credit investments	$76,411	$69,932
Unfunded commitments	30,054	25,586

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2026 through 2039.

Park recognized amortization expense of $2.3 million for each of the three-month periods ended June 30, 2026 and 2025, and $4.5 million and $4.6 million, respectively, for the six-month periods ended June 30, 2026 and 2025, which were included within "Income taxes" in the consolidated condensed statements of income. Additionally, during the three months ended June 30, 2026 and 2025, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $3.2 million and $2.9 million, and during the six months ended June 30, 2026 and 2025, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $5.5 million and $5.7 million, respectively, which were included within "Income taxes" in the consolidated condensed statements of income.

Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. In addition, during the three months ended March 31, 2026, Park acquired $20.3 million of OREO in connection with the acquisition of First Citizens. The carrying amounts of foreclosed real estate properties held at June 30, 2026 and December 31, 2025 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2026	December 31, 2025
OREO:
Commercial real estate	$111	$91
Residential real estate	19,725	—
Construction real estate	—	638
Total OREO	$19,836	$729

Loans in process of foreclosure:
Residential real estate	$3,410	$3,932

In addition to real estate, Park may also repossess different types of collateral. As of June 30, 2026 and December 31, 2025, Park had $1.4 million and $0.9 million in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.82 billion at June 30, 2026, compared to $1.84 billion at both December 31, 2025 and June 30, 2025. At both June 30, 2026 and December 31, 2025, $2.3 million of the sold mortgage loans were sold with recourse, compared to $2.4 million at June 30, 2025. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At both June 30, 2026 and December 31, 2025, management had established reserves of $18,000, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(In thousands)	2026	2025	2026	2025
MSRs:
Carrying amount, net, beginning of period		$13,623	$13,760	$13,697	$13,918
Additions		377	425	710	663
Amortization		(503)	(450)	(909)	(848)
Change in valuation allowance		—	(6)	(1)	(4)
Carrying amount, net, end of period		$13,497	$13,729	$13,497	$13,729

Valuation allowance:
Beginning of period		$4	$17	$3	$19
Change in valuation allowance		—	6	1	4
End of period		$4	$23	$4	$23

Servicing fees included in "Other service income" were $1.2 million for both the three months ended June 30, 2026 and 2025, respectively, and $2.4 million for both the six months ended June 30, 2026 and 2025, respectively.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at June 30, 2026 were $17.1 million and $18.5 million, respectively. At December 31, 2025, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $17.1 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and six-month periods ended June 30, 2026 and 2025 follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Lease cost
Operating lease cost	$809	$657	$1,564	$1,297
Sublease income	—	—	—	—
Total lease cost	$809	$657	$1,564	$1,297

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$804	$611	$1,541	$684
Acquired ROU assets and operating lease liabilities	—	—	2,041	—
ROU assets obtained in exchange for new operating lease liabilities	346	303	395	1,372
Reductions to ROU assets resulting from reductions to lease obligations	$(606)	$(445)	$(1,153)	$(882)
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures for the six-month period ended June 30, 2025.

Park's operating leases had a weighted average remaining term of 8.5 years and 9.3 years at June 30, 2026 and December 31, 2025, respectively. The weighted average discount rate of Park's operating leases was 4.4% at both June 30, 2026 and at December 31, 2025.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2026
Six months ending December 31, 2026	$1,584
2027	3,138
2028	3,059
2029	3,060
2030	2,007
Thereafter	9,640
Total undiscounted minimum lease payments	$22,488
Present value adjustment	(3,973)
Total lease liabilities	$18,515

Note 14 – Repurchase Agreement Borrowings

Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in "Short-term borrowings" on the Consolidated Condensed Balance Sheets.

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the customer and are accounted for as secured borrowings. Park's repurchase agreements consist of customer accounts and securities that are pledged on an individual security basis.

At June 30, 2026 and at December 31, 2025, Park's repurchase agreement borrowings totaled $122.4 million and $81.7 million, respectively. These borrowings were collateralized with U.S. Government sponsored entities' asset-backed securities with a fair value of $183.2 million and $110.3 million at June 30, 2026 and at December 31, 2025, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At June 30, 2026 and at December 31, 2025, Park had $210.2 million and $119.2 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2026 and at December 31, 2025:

	June 30, 2026
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$122,422	$—	$—	$—	$122,422

	December 31, 2025
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$81,711	$—	$—	$—	$81,711

Note 15 - Subordinated Notes

On February 1, 2026, following the acquisition of First Citizens, Park assumed the role of successor to First Citizens in several Trust Agreements and Junior Subordinated Indentures related to the issuance of subordinated notes. The agreements are summarized in the following paragraphs.

First Citizens Subordinated Notes
In March 2005, First Citizens formed First Citizens (TN) Statutory Trust III ("FC Trust III"), a Delaware statutory trust, that issued $5.0 million of FC Trust III's floating rate preferred securities (the “FC III Trust Preferred Securities”) to institutional investors. These FC III Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of FC Trust III are owned by Park. The proceeds from the issuance of the common securities and the FC III Trust Preferred Securities were used by FC Trust III to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 206 basis points. The junior subordinated notes represent the sole asset of FC Trust III. The FC Trust III Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 206 basis points per annum. The FC Trust III Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in March 2035, or upon earlier redemption as provided in the junior subordinated notes. The junior subordinated notes purchased by FC Trust III have been available for redemption since March 2010. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, FC Trust III is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

In March 2007, First Citizens formed First Citizens (TN) Statutory Trust IV ("FC Trust IV"), a Delaware statutory trust, that issued $5.0 million of FC Trust IV's floating rate preferred securities (the “FC IV Trust Preferred Securities”) to institutional investors. These FC IV Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of FC Trust IV are owned by Park. The proceeds from the issuance of the common securities and the FC IV Trust Preferred Securities were used by FC Trust IV to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 201 basis points. The junior subordinated notes represent the sole asset of FC Trust IV. The FC Trust IV Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 201 basis points per annum. The FC Trust IV Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in June 2037, or upon earlier redemption as provided in the junior subordinated notes. The junior subordinated notes purchased by FC Trust IV have been available for redemption since March 2012. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, FC Trust IV is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

Pursuant to First Citizens merger with Southern Heritage Bancshares on October 1, 2014, First Citizens assumed the debentures issued to Southern Heritage Statutory Trust I ("SH Trust I"). In December 2004, Southern Heritage Bancshares formed SH Trust I, a Delaware statutory trust, that issued $5.0 million of SH Trust I's floating rate preferred securities (the “SH I Trust Preferred Securities”) to institutional investors. These SH I Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of SH Trust I are owned by Park. The proceeds from the issuance of the common securities and the SH I Trust Preferred Securities were used by SH Trust I to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 231 basis points. The junior subordinated notes represent the sole asset of SH Trust I. The SH I Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 231 basis points per annum. The SH Trust I Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in December 2034, or upon earlier redemption as provided in the junior subordinated notes. The junior subordinated notes purchased by SH Trust I have been available for redemption since December 2009. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, SH Trust I is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

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

On August 20, 2020, Park completed the issuance and sale of $175.0 million aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "Subordinated Notes"). On September 1, 2025, Park redeemed in full the Subordinated Notes at a redemption price in cash equal to 100% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest.

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $12.3 million and $13.1 million at June 30, 2026 and at December 31, 2025, respectively.

While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. The aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Miscellaneous Other Income" and "Miscellaneous Other Expense". During the three-month and six-month periods ended June 30, 2026 and 2025, no net gain or loss was recorded related to these interest rate swaps.

Summary information about Park's interest rate swaps at June 30, 2026 and at December 31, 2025 follows:

	June 30, 2026	December 31, 2025
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$12,323	$13,060
Weighted average pay rates	4.550%	4.533%
Weighted average receive rates	4.550%	4.533%
Weighted average maturity (years)	4.5	4.9
Unrealized losses	$—	$—
The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at June 30, 2026 and at December 31, 2025.

(In thousands)	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	12,323	620	13,060	548
Total included in "Other assets"	$12,323	$620	$13,060	$548

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$12,323	$(620)	$13,060	$(548)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$12,323	$(620)	$13,060	$(548)

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

At June 30, 2026 and at December 31, 2025, Park had $6.9 million and $6.0 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $137,000 and $115,000 at June 30, 2026 and at December 31, 2025, respectively.

Other Derivatives
In connection with the sale during 2009 of the Class B Visa Inc. shares held by Park, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of the Class B Visa shares resulting from certain Visa litigation. At June 30, 2026 and December 31, 2025, the fair value of the swap agreement liability of $160,000 and $268,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 17 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and six-month periods ended June 30, 2026 and 2025:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at April 1, 2026	$19,607	$(28,161)	$(8,554)
Other comprehensive loss before reclassifications	—	(8,347)	(8,347)
Net current period other comprehensive loss	—	(8,347)	(8,347)
Ending balance at June 30, 2026	$19,607	$(36,508)	$(16,901)

Beginning balance at April 1, 2025	$16,754	$(51,413)	$(34,659)
Other comprehensive income before reclassifications	—	3,152	3,152
Net current period other comprehensive income	—	3,152	3,152
Ending balance at June 30, 2025	$16,754	$(48,261)	$(31,507)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2026	$19,607	$(32,346)	$(12,739)
Other comprehensive loss before reclassifications	—	(3,306)	(3,306)
Amounts reclassified from accumulated other comprehensive loss	—	(856)	(856)
Net current period other comprehensive loss	—	(4,162)	(4,162)
Ending balance at June 30, 2026	$19,607	$(36,508)	$(16,901)

Beginning balance at January 1, 2025	$16,754	$(62,929)	$(46,175)
Other comprehensive income before reclassifications	—	14,668	14,668
Net current period other comprehensive income	—	14,668	14,668
Ending balance at June 30, 2025	$16,754	$(48,261)	$(31,507)

The following table provides information concerning amounts reclassified out of accumulated other comprehensive loss for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025	Affected Line Item in the Consolidated Condensed Statements of Income
Unrealized losses on AFS debt securities
Net gain on the sale of debt securities	$—	$—	$(1,084)	$—	Gain on the sale of debt securities, net
Income before income taxes	—	—	(1,084)	—	Income before income taxes
Income tax effect	—	—	(228)	—	Income taxes
Net of income tax benefit	$—	$—	$(856)	$—	Net income

Note 18 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for three months and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
(In thousands, except common share and per common share data)	2026	2025	2026	2025
Numerator:
Net income	$58,752	$48,119	$100,439	$90,276
Denominator:
Weighted-average common shares outstanding	18,085,919	16,129,951	17,733,921	16,144,647
Effect of dilutive PBRSUs and TBRSUs	95,949	85,614	85,856	82,503
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	18,181,868	16,215,565	17,819,777	16,227,150
Earnings per common share:
Basic earnings per common share	$3.25	$2.98	$5.66	$5.59
Diluted earnings per common share	$3.23	$2.97	$5.64	$5.56

Park awarded 58,778 PBRSUs and 49,350 PBRSUs to certain employees during the six months ended June 30, 2026 and 2025, respectively. No PBRSUs were awarded during either of the three months ended June 30, 2026 and 2025

On February 1, 2026, Park issued 1,988,131 common shares to complete its acquisition of First Citizens and granted 13,890 TBRSUs to former First Citizens employees. These common shares are included in average common shares outstanding beginning on that date. In total, Park awarded 610 TBRSUs and 14,500 TBRSUs during the three and six months ended June 30, 2026, respectively. No TBRSUs were awarded during the three or six months ended June 30, 2025.

Park repurchased an aggregate of 33,090 common shares during both the three and six months ended June 30, 2026, and an aggregate of 120,000 common shares during both the three and six months ended June 30, 2025 to fund the PBRSUs, TBRSUs, and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions) as well as pursuant to Park's previously announced stock repurchase authorizations

Note 19 - Share-Based Compensation

The 2017 Employees LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP made equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares were authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2026, there were 190,642 common shares subject to PBRSUs and 13,890 common shares subject to TBRSUs issued under the 2017 Employees LTIP, which represented the only awards outstanding under the 2017 Employees LTIP.

The 2026 Employees LTIP was approved by Park's Board of Directors on January 20, 2026 and by Park's shareholders at the Annual Meeting of Shareholders on April 27, 2026. The 2026 Employees LTIP became effective on April 27, 2026, and replaced the 2017 Employees LTIP. Accordingly, no new awards could be granted under the 2017 Employees LTIP after April 27, 2026, although previously granted awards remain outstanding in accordance with their terms. The 2026 Employees LTIP makes equity-based awards and cash-based awards available for grant to eligible employee participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Subject to adjustment as provided in the 2026 Employees LTIP, 1,500,000 common shares are authorized for issuance in connection with awards granted under the 2026 Employees LTIP. The 2026 Employees LTIP will terminate on April 27, 2036, unless earlier terminated by Park's Board of Directors; however, no incentive stock option may be granted after January 20, 2036. At June 30, 2026, 1,499,390 common shares were available for future grants under the 2026 Employees LTIP.

The 2017 Non-Employee Directors LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP made equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares were authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2026, there were no outstanding awards issued under the 2017 Non-Employee Directors LTIP.

The 2026 Directors LTIP was approved by Park's Board of Directors on January 20, 2026, and by Park's shareholders at the Annual Meeting of Shareholders on April 27, 2026. The 2026 Directors LTIP became effective on April 27, 2026, and replaced the 2017 Non-Employee Directors LTIP. Accordingly, no new awards could be granted under the 2017 Non-Employee Directors LTIP after April 27, 2026, although previously granted awards remain outstanding in accordance with their terms. The 2026 Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Subject to adjustment as provided in the 2026 Directors LTIP, 150,000 common shares are authorized for issuance in connection with awards granted under the 2026 Directors LTIP. The 2026 Directors LTIP will terminate on April 27, 2036, unless earlier terminated by Park's Board of Directors. At June 30, 2026, 150,000 common shares were available for future grants under the 2026 Directors LTIP.

During the six months ended June 30, 2026 and 2025, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,778 common shares and 49,350 common shares, respectively, to certain employees of Park and its subsidiaries. No PBRSU awards were granted during either of the three months ended June 30, 2026 and 2025. At June 30, 2026, Park reported 190,642 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

Additionally, on February 1, 2026, Park granted 13,890 TBRSUs to former First Citizens employees under the 2017 Employees LTIP. In total, Park awarded 610 TBRSUs and 14,500 TBRSUs during the three and six months ended June 30, 2026, respectively. No TBRSUs were granted during the three or six months ended June 30, 2025. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the six months ended June 30, 2026 and 2025 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs and TBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs and TBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	186,020	$131.20
Granted	49,350	170.72
Vested	(51,833)	119.31
Forfeited	—	—
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at June 30, 2025	183,537	$145.19

Nonvested at January 1, 2026	182,384	$145.13
Granted	73,278	159.71
Vested	(49,073)	138.65
Forfeited	(1,447)	148.13
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at June 30, 2026 (2)	205,142	$151.87
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of June 30, 2026, an aggregate of 204,489 PBRSUs and TBRSUs were expected to vest.

A summary of awards vested during the three months and six months ended June 30, 2026 and 2025 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PBRSUs vested	1,718	—	49,073	51,833
Common shares withheld to satisfy employee income tax withholding obligations	556	—	18,216	19,468
Net common shares issued	1,162	—	30,857	32,365

Share-based compensation expense of $2.3 million and $1.7 million was recognized for the three-month periods ended June 30, 2026 and 2025, respectively, and share-based compensation expense of $4.5 million and $3.7 million was recognized for the six-month periods ended June 30, 2026 and 2025, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at June 30, 2026:

(In thousands)
Six months ending December 31, 2026	$4,610
2027	6,883
2028	4,193
2029	1,772
2030	279
Total	$17,737

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month and six-month periods ended June 30, 2026 or 2025. Additionally, no contributions are expected to be made during the remainder of 2026.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2026	2025	2026	2025
Service cost	$1,825	$1,632	$3,432	$3,264	Employee benefits
Interest cost	1,616	1,478	3,186	2,956	Other components of net periodic pension benefit income
Expected return on plan assets	(4,035)	(3,834)	(8,070)	(7,668)	Other components of net periodic pension benefit income
Recognized prior service cost	(30)	12	(57)	24	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(624)	$(712)	$(1,509)	$(1,424)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2026	2025	2026	2025
Service cost	$182	$194	$383	$388	Employee benefits
Interest cost	232	182	442	364	Miscellaneous expense
Total SERP expense	$414	$376	$825	$752

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2026 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2026
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$99,196	$—	$99,196
Obligations of states and political subdivisions	—	290,631	871	291,502
U.S. Government sponsored entities’ asset-backed securities	—	821,094	—	821,094
Collateralized loan obligations	—	29,416	—	29,416
Corporate debt securities	—	13,778	7,021	20,799
Equity securities	21,597	454	650	22,701
Mortgage loans held for sale	—	16,327	—	16,327
Mortgage IRLCs	—	137	—	137
Loan interest rate swaps	—	620	—	620

Liabilities
Fair value swap	$—	$—	$160	$160
Loan interest rate swaps	—	620	—	620

Fair Value Measurements at December 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$211,823	$—	$211,823
U.S. Government sponsored entities’ asset-backed securities	—	399,964	—	399,964
Collateralized loan obligations	—	56,143	—	56,143
Corporate debt securities	—	13,322	7,416	20,738
Equity securities	16,867	—	626	17,493
Mortgage loans held for sale	—	4,004	—	4,004
Mortgage IRLCs	—	115	—	115
Loan interest rate swaps	—	548	—	548

Liabilities
Fair value swap	$—	$—	$268	$268
Loan interest rate swaps	—	548	—	548

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month periods ended June 30, 2026 and 2025, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2026 and 2025
(In thousands)	Debt securities	Equity securities	Fair value swap
Balance at April 1, 2026	$7,816	$636	$(100)
Transfer into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	14	(60)
Included in other comprehensive loss	76	—	—
Purchases, sales, issuances and settlements, other, net	—	—	—
Balance at June 30, 2026	$7,892	$650	$(160)

Balance at April 1, 2025	$6,722	$611	$(233)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	2	—
Included in other comprehensive income	58	—	—
Purchases, sales, issuances and settlements, other, net	—	—	124
Balance at June 30, 2025	$6,780	$613	$(109)

Level 3 Fair Value Measurements
Six months ended June 30, 2026 and 2025
(In thousands)	Debt securities	Equity securities	Fair value swap
Balance at January 1, 2026	$7,416	$626	$(268)
Acquired	900	—	—
Transfer into (out of) level 3, net	(404)	—	—
Total gains / (losses)
Included in other income / other (expense)	—	24	(102)
Included in other comprehensive loss	(20)	—	—
Purchases, sales, issuances and settlements, other, net	—	—	210
Balance at June 30, 2026	$7,892	$650	$(160)

Balance at January 1, 2025	$6,664	$603	$(103)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	10	(130)
Included in other comprehensive income	116	—	—
Purchases, sales, issuances and settlements, other, net	—	—	124
Balance at June 30, 2025	$6,780	$613	$(109)

One debt security with a fair value of $404,000 as of December 31, 2025, was transferred out of Level 3 and into Level 2, during the six months ended June 30, 2026, because observable market data became available for this investment. Level 3 debt securities consisted of two debt securities at June 30, 2026 and at December 31, 2025, which were valued using a discounted cash flow calculation. Significant unobservable inputs included a credit spread assumption which ranged from 0.75% to 3.67% at June 30, 2026, and ranged from 3.67% to 4.45% at December 31, 2025.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At June 30, 2026 and December 31, 2025, there were no PCD loans carried at fair value. Additionally, there were no accruing, individually evaluated, collateral-dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at June 30, 2026 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2026
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial, financial and agricultural (1)	$—	$—	$30	$30
Commercial real estate	—	—	3,099	3,099
Construction real estate	—	—	277	277
Residential real estate	—	—	398	398
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$3,804	$3,804

MSRs	$—	$29	$—	$29

OREO recorded at fair value
Residential real estate	—	—	19,678	19,678
Total OREO recorded at fair value	$—	$—	$19,678	$19,678
(1) Includes commercial, financial and agricultural loans in which real estate collateral was obtained subsequent to loan origination.

Fair Value Measurements at December 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial, financial and agricultural (1)	$—	$—	$3,674	$3,674
Commercial real estate	—	—	370	370
Residential real estate	—	—	17	17
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$4,061	$4,061

MSRs	$—	$35	$—	$35
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

	June 30, 2026
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$4,083	$165	$279	$3,804
Remaining nonaccrual, individually evaluated loans	53,579	112	4,145	49,434
Total nonaccrual, individually evaluated loans	$57,662	$277	$4,424	$53,238

	December 31, 2025
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$4,081	$4,640	$20	$4,061
Remaining nonaccrual, individually evaluated loans	42,843	100	719	42,124
Total nonaccrual, individually evaluated loans	$46,924	$4,740	$739	$46,185

The (expense) income from credit adjustments related to nonaccrual individually evaluated loans carried at fair value was $(0.2) million and $116,000 for the three-month periods ended June 30, 2026 and 2025, respectively and was $(1.4) million and $48,000 for the six-month periods ended June 30, 2026 and 2025, respectively.

MSRs totaled $13.5 million at June 30, 2026, $29,000 of which was recorded at fair value and included a valuation allowance of $4,000. The remaining $13.5 million was recorded at cost, as the fair value exceeded cost at June 30, 2026. At December 31, 2025, MSRs totaled $13.7 million, $35,000 of which was recorded at fair value and included a valuation allowance of $3,000. The remaining $13.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2025. There was no expense related to MSRs carried at fair value for the three-month period ended June 30, 2026. The expense related to MSRs carried at fair value was $6,000 for the three-month period ended June 30, 2025, and was $1,000 and $4,000 for the six-month periods ended June 30, 2026 and 2025, respectively.

Total OREO held by Park at June 30, 2026 and December 31, 2025 was $19.8 million and $0.7 million, respectively. There was $19.7 million of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement at June 30, 2026. At December 31, 2025, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The net expense related to OREO fair value adjustments was $585,000 and $607,000 during the three-month and six-month periods ended June 30, 2026, respectively, and was $60,000 during both the three-month and six-month periods ended June 30, 2025.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025:

June 30, 2026
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial, financial and agricultural	$30	Sales comparison approach	Adj to comparables	0.0% - 0.0% (0.0%)

Commercial real estate	$3,099	Sales comparison approach	Adj to comparables	0.0% - 26.0% (12.5%)
		Income approach	Capitalization rate	6.0% - 10.0% (6.6%)

Construction real estate	$277	Sales comparison approach	Adj to comparables	1.2% - 15.0% (8.1%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)

Residential real estate	$398	Sales comparison approach	Adj to comparables	0.2% - 27.0% (12.0%)

Other real estate owned:
Residential real estate	$19,678	Sales comparison approach	Adj to comparables	0.0% - 24.0% (12.0%)
		Income approach	Capitalization rate	5.8% (5.8%)

December 31, 2025
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial, financial and agricultural	$3,674	Sales comparison approach	Adj to comparables	5.0% - 46.0% (25.5%)

Commercial real estate	$370	Sales comparison approach	Adj to comparables	0.0% - 10.0% (3.8%)
		Income approach	Capitalization rate	10.0% (10.0%)

Residential real estate	$17	Sales comparison approach	Adj to comparables	11.9% - 38.9% (25.4%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At June 30, 2026 and at December 31, 2025, Park had Partnership Investments with a NAV of $39.1 million and $39.3 million, respectively. At June 30, 2026 and at December 31, 2025, Park had $11.7 million and $12.6 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended June 30, 2026 and 2025, Park recognized income of $414,000 and $182,000, respectively, and for the six-month periods ended June 30, 2026 and 2025, Park recognized income (expense) of $920,000 and $(117,000), respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at June 30, 2026 and at December 31, 2025, was as follows:

	June 30, 2026
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$580,309	$580,309	$—	$—	$580,309
Investment securities (1)	1,262,007	—	1,254,115	7,892	1,262,007
Other investment securities (2)	22,701	21,597	454	650	22,701

Mortgage loans held for sale	16,327	—	16,327	—	16,327
Mortgage IRLCs	137	—	137	—	137
Individually evaluated loans carried at fair value	3,804	—	—	3,804	3,804
Other loans, net	9,600,402	—	—	9,500,574	9,500,574
Loans receivable, net	$9,620,670	$—	$16,464	$9,504,378	$9,520,842

Financial liabilities:
Time deposits	$1,339,123	$—	$1,345,633	$—	$1,345,633
Brokered deposits and Bid Ohio CDs	40,359	—	40,067	—	40,067
Other	4,210	4,210	—	—	4,210
Deposits (excluding demand deposits)	$1,383,692	$4,210	$1,385,700	$—	$1,389,910

Short-term borrowings	$122,422	$—	$122,422	$—	$122,422
Subordinated notes	15,000	—	14,659	—	14,659

Derivative financial instruments - assets:
Loan interest rate swaps	$620	$—	$620	$—	$620

Derivative financial instruments - liabilities:
Fair value swap	$160	$—	$—	$160	$160
Loan interest rate swaps	620	—	620	—	620
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

	Banking Segment
	Three Months Ended June 30,
(in thousands)	2026	2025

Interest Income	$172,327	$136,496

Reconciliation of Revenue
Other revenues	$39,540	$32,186
Total consolidated revenues	$211,867	$168,682

Less:
Interest expense	$33,470	$27,505
Segment net interest income and noninterest income	$178,397	$141,177

Less:
Provision for credit losses	4,575	2,853
Salaries	46,023	38,560
Employee benefits	11,918	9,108
Occupancy expense	4,027	3,269
Furniture and equipment expense	3,014	2,234
Data processing fees	15,113	11,021
Professional fees and services	8,731	7,395
Marketing	1,550	1,295
Insurance	1,986	1,667
Communication	1,400	941
State tax expense	1,529	1,350
Amortization of intangible assets	2,072	273
Miscellaneous	3,597	1,864
Income taxes	14,110	11,228
Segment net income/consolidated net income	$58,752	$48,119

Other segment disclosures
Interest income	172,327	136,496
Interest expense	33,470	27,505
Depreciation	2,956	2,828
Amortization	2,072	273
Other significant noncash items:
Provision for credit losses	4,575	2,853

Reconciliation of assets
Total assets for reportable segments	$12,677,010	$9,949,578
Other assets	—	—
Total consolidated assets	$12,677,010	$9,949,578

	Banking Segment
	Six Months Ended June 30,
(in thousands)	2026	2025

Interest Income	$327,104	$268,696

Reconciliation of Revenue
Other revenues	$73,268	$57,932
Total consolidated revenues	$400,372	$326,628

Less:
Interest expense	$62,467	$55,328
Segment net interest income and noninterest income	$337,905	$271,300

Less:
Provision for credit losses	7,247	3,609
Salaries	91,600	74,776
Employee benefits	23,610	19,624
Occupancy expense	8,599	6,788
Furniture and equipment expense	5,531	4,535
Data processing fees	28,254	21,550
Professional fees and services	25,559	14,702
Marketing	3,106	2,823
Insurance	4,060	3,353
Communication	2,825	2,143
State tax expense	2,896	2,536
Amortization of intangible assets	3,351	547
Miscellaneous	6,728	3,764
Income taxes	24,100	20,274
Segment net income/consolidated net income	$100,439	$90,276

Other segment disclosures
Interest income	327,104	268,696
Interest expense	62,467	55,328
Depreciation	5,807	5,741
Amortization	3,351	547
Other significant noncash items:
Provision for credit losses	7,247	3,609

Note 23 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the three-month and six-month periods ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
Revenue by Operating Segment (in thousands)	2026	2025
Income from fiduciary activities
Personal trust and agency accounts	$3,978	$3,970
Employee benefit and retirement-related accounts	3,627	2,843
Investment management and investment advisory agency accounts	5,070	4,196
Other	759	613
Service charges on deposit accounts
NSF fees	1,805	715
DDA charges	1,834	1,655
Other	151	144
Other service income (1)
Credit card	809	713
HELOC	140	111
Installment	83	51
Real estate	2,888	2,542
Commercial	204	314
Debit card fee income	8,107	6,607
Bank owned life insurance income (2)	2,125	1,762
ATM fees	450	367
Gain on the sale of debt securities, net (2)	—	—
Gain on equity securities, net (2)	4,555	2,480
Other components of net periodic pension benefit income (2)	2,449	2,344
Miscellaneous (3)	506	759
Total other income	$39,540	$32,186
(1) "Other Service Income" totaled $4.1 million and $3.7 million for the three months ended June 30, 2026 and 2025, respectively. Of this aggregate revenue approximately $1.7 million was within the scope of ASC 606 for both three-months periods, with the remaining $2.4 million and $2.0 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended June 30, 2026 and 2025, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $0.5 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, all of which were within the scope of ASC 606.

	Six Months Ended June 30,
Revenue by Operating Segment (in thousands)	2026	2025
Income from fiduciary activities
Personal trust and agency accounts	$7,605	$7,128
Employee benefit and retirement-related accounts	6,970	5,804
Investment management and investment advisory agency accounts	9,762	8,447
Other	1,440	1,237
Service charges on deposit accounts
NSF fees	3,195	1,478
DDA charges	3,605	3,130
Other	338	313
Other service income (1)
Credit card	1,506	1,390
HELOC	223	218
Installment	191	127
Real estate	5,399	4,320
Commercial	491	612
Debit card fee income	15,080	12,696
Bank owned life insurance income (2)	3,832	3,274
ATM fees	830	702
Gain on the sale of debt securities, net (2)	1,084	—
Gain on equity securities, net (2)	5,354	1,618
Other components of net periodic pension benefit income (2)	4,941	4,688
Miscellaneous (3)	1,422	750
Total other income	$73,268	$57,932
(1) "Other Service Income" totaled $7.8 million and $6.7 million for the six months ended June 30, 2026 and 2025, respectively. Of this aggregate revenue approximately $3.3 million and $3.2 million was within the scope of ASC 606, with the remaining $4.5 million and $3.5 million consisting primarily of certain residential real estate loan fees which were out of scope for the six months ended June 30, 2026 and 2025, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $1.4 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively, all of which were within the scope of ASC 606.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended and at June 30, 2026, March 31, 2026, and June 30, 2025 and for the six months ended June 30, 2026 and June 30, 2025. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

FTE (fully taxable equivalent) Financial Measures
Interest income, yields, and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal corporate income tax rate of 21%. In the tables included within the "Items Impacting Comparability" section of this MD&A, Park has provided a reconciliation of FTE interest income solely for the purpose of complying with SEC Regulation G and not as an indication that FTE interest income, yields and ratios are substitutes for interest income, yields and ratios, as determined in accordance with U.S. GAAP.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At June 30, 2026, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Russia’s invasion of Ukraine will persist longer than expected. Risk increases that China might block the Taiwan Strait. Business and consumer confidence declines. Declines in European economies and retaliatory tariffs hurt US exports and corporate earnings in subsidiaries. (2) The negotiations between the U.S. and Iran take much longer than expected. Furthermore, the damage to energy infrastructure is worse than expected and takes longer to repair. As a result, the decline in oil prices in the third quarter is less than in the Baseline forecast, to about $98 per barrel for Brent, compared with about $91 in the Baseline forecast. (3) The combination of recession and rising inflation cause the Federal Reserve to lower federal funds rates in Q3 2026 but only slightly below baseline for a couple of quarters. As the recession persists and inflation subsides the Federal Reserve subsequently reduces the federal funds rate more significantly. (4) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about longevity of the Euro zone and causes financial stress to highly indebted nations, especially Italy. These developments further lower US exports and corporate earnings of foreign subsidiaries of US companies. (5) The tariff rate rises to 15%, more than the 8% in baseline, and it remains there through the end of 2028. There is full and permanent extension of the Tax Cuts and Jobs Act with enhancements included in the One Big Beautiful Bill Act. Growth in Medicaid and food assistance funding is reduced but rising health care costs will keep upward pressure on public health spending and the discretionary non-defense budget is capped below historic average. Defense spending is expected to grow. Tax revenues are lower than in the baseline creating a higher deficit and concerns about national debt level raises uncertainty over the course of tax policy. Though no crisis materializes, business and consumer sentiment is damaged. (6) Recession Q2 2026 and lasts through Q1 2027 and real GDP declines by 2.6%. Unemployment rate rises to a peak of 8.5% in Q3 2027. The stock market falls 35% from Q2 2026 to

Q1 2027. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $31.6 million as of June 30, 2026 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $31.6 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

On February 1, 2026, First Citizens Bancshares, Inc., a Tennessee corporation (“First Citizens”) merged into Park, with Park continuing as the surviving corporation. Immediately following the merger, First Citizens National Bank ("FCNB"), a national banking association and a wholly-owned subsidiary of First Citizens, merged into PNB, with PNB as the surviving bank. FCNB’s former operations now comprise Park’s newly established Tennessee region.

On the acquisition date, First Citizens had $2.6 billion in total assets, $1.6 billion in total loans, and $2.2 billion in total deposits. The acquisition was valued at $324.1 million and resulted in Park issuing 1,988,131 Park common shares as merger consideration in exchange for First Citizens outstanding common stock. For the six months ended June 30, 2026, Park recorded merger-related expenses of $19.6 million associated with the First Citizens acquisition.

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of June 30, 2026, and subject to adjustment for up to one year after the acquisition date. Accordingly, the preliminary estimates and assumptions are subject to change and the final acquisition accounting may differ materially from the amounts presented herein.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2026 and 2025

Summary Discussion of Results

Net income for the three months ended June 30, 2026 of $58.8 million represented a $10.6 million, or 22.1%, increase compared to $48.1 million for the three months ended June 30, 2025. Pre-tax, pre-provision net income for the three months ended June 30, 2026 of $77.4 million represented a $15.2 million, or 24.5%, increase compared to $62.2 million for the three months ended June 30, 2025.

Net income for the six months ended June 30, 2026 of $100.4 million represented a $10.2 million, or 11.3%, increase compared to $90.3 million for the six months ended June 30, 2025. Pre-tax, pre-provision net income for the six months ended June 30, 2026 of $131.8 million represented a $17.6 million, or 15.4%, increase compared to $114.2 million for the six months ended June 30, 2025.

The following discussion provides additional information regarding Park's financial results for the second quarter and first half of 2026.

Overview

The following table reflects Park's net income for the first and second quarters of 2026, for the first half of 2026 and 2025 (the six months ended June 30), and for the year ended December 31, 2025.

(In thousands)	Q2 2026	Q1 2026	Six months YTD 2026	Six months YTD 2025	2025
Net interest income	$138,857	$125,780	$264,637	$213,368	$437,311
Provision for credit losses	4,575	2,672	7,247	3,609	11,488
Other income	39,540	33,728	73,268	57,932	119,881
Other expense	100,960	105,159	206,119	157,141	324,381
Income before income taxes	$72,862	$51,677	$124,539	$110,550	$221,323
Income tax expense	14,110	9,990	24,100	20,274	41,250
Net income	$58,752	$41,687	$100,439	$90,276	$180,073

Net interest income of $264.6 million for the six months ended June 30, 2026 represented a $51.3 million, or 24.0%, increase compared to $213.4 million for the six months ended June 30, 2025. The increase was a result of a $58.4 million increase in interest income, partially offset by a $7.1 million increase in interest expense. The $58.4 million increase in interest income was due to a $50.5 million increase in interest income on loans and a $7.9 million increase in investment income.

The $50.5 million increase in interest income on loans was primarily the result of a $1.51 billion (or 19.22%) increase in average loans, from $7.88 billion for the six months ended June 30, 2025 to $9.39 billion for the six months ended June 30, 2026, as well as an increase in the yield on loans, which increased 7 basis points to 6.39% for the six months ended June 30, 2026, compared to 6.32% for the six months ended June 30, 2025. Interest income on loans was impacted by the acquisition of First Citizens on February 1, 2026. The newly formed Tennessee region contributed $42.1 million to loan interest income during the six months ended June 30, 2026.

The $7.9 million increase in investment income was primarily the result of a $443.6 million (or 32.78%) increase in average investments, including money market investments, from $1.35 billion for the six months ended June 30, 2025 to $1.80 billion for the six months ended June 30, 2026. This increase was also impacted by an increase in the yield on investments, including money market investments, which increased 8 basis points to 3.54% for the six months ended June 30, 2026, compared to 3.46% for the six months ended June 30, 2025.

The $7.1 million increase in interest expense was due to a $10.9 million increase in interest expense on deposits, partially offset by a $3.8 million decrease in interest expense on borrowings.

The increase in interest expense on deposits was the result of a $1.64 billion (or 28.29%) increase in average on-balance sheet interest bearing deposits from $5.78 billion for the six months ended June 30, 2025, to $7.42 billion for the six months ended June 30, 2026. This increase was partially offset by a decrease in the cost of deposits of 9 basis points, from 1.75% for the six months ended June 30, 2025 to 1.66% for the six months ended June 30, 2026. Interest expense on deposits was impacted by the acquisition of First Citizens which contributed $17.7 million to interest expense on deposits during the six months ended June 30, 2026.

The decrease in interest expense on borrowings was the result of a decrease in the cost of borrowings of 165 basis points, from 3.93% for the six months ended June 30, 2025 to 2.28% for the six months ended June 30, 2026 as well as a $141.0 million (or 52.37%) decrease in average borrowings from $269.2 million for the six months ended June 30, 2025, to $128.2 million for the six months ended June 30, 2026. The balance of average borrowings was impacted by the redemption of subordinated debt. On September 1, 2025, $175.0 million of subordinated debt was repaid, followed by an additional repayment of $15.0 million of subordinated debt on September 30, 2025.

The provision for credit losses of $7.2 million for the six months ended June 30, 2026 represented an increase of $3.6 million, compared to $3.6 million for the six months ended June 30, 2025. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

Other income of $73.3 million for the six months ended June 30, 2026 represented an increase of $15.3 million, or 26.5%, compared to $57.9 million for the six months ended June 30, 2025. Total other income was impacted by the acquisition of First Citizens which added $6.9 million to total other income for the six months ended June 30, 2026. Refer to the “Other Income” section for additional details regarding the change in other income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Total other expense of $206.1 million for the six months ended June 30, 2026 represented an increase of $49.0 million compared to $157.1 million for the six months ended June 30, 2025. Included within total other expense were merger-related costs, along with the expanded other expense base that stems from the acquisition of First Citizens. Total other expense for the six months ended 2026 included $19.6 million in merger-related expenses and $24.7 million related to Park's newly formed Tennessee region and other acquired entities. Refer to the “Other Expense” section for additional details regarding the change in other expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

The table below provides certain balance sheet information and financial ratios for Park as of or for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025	% change from 12/31/25	% change from 6/30/25
Loans	9,731,356	8,051,242	7,963,221	20.87%	22.20%
Allowance for credit losses	110,686	92,973	89,785	19.05%	23.28%
Net loans	9,620,670	7,958,269	7,873,436	20.89%	22.19%
Investment securities	1,389,379	802,142	1,062,526	73.21%	30.76%
Total assets	12,677,010	9,805,013	9,949,578	29.29%	27.41%
Total deposits	10,670,284	8,243,713	8,237,766	29.44%	29.53%
Average assets (1)	12,316,815	10,107,816	10,062,125	21.85%	22.41%
Efficiency ratio (2)	60.65%	57.94%	57.65%	4.68%	5.20%
Return on average assets	1.64%	1.78%	1.81%	(7.87)%	(9.39)%
(1) Average assets for the six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $1.9 million, $1.3 million and $2.7 million, respectively, for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025, respectively.

Loans

Loans outstanding at June 30, 2026 were $9.73 billion, compared to (i) $8.05 billion at December 31, 2025, an increase of $1.68 billion, and (ii) $7.96 billion at June 30, 2025, an increase of $1.77 billion. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 6/30/25	% change from 6/30/25
Home equity	$321,649	$241,478	$219,450	$80,171	33.2%	$102,199	46.6%
Installment	1,885,327	1,843,494	1,889,962	41,833	2.3%	(4,635)	(0.2)%
Real estate	1,611,226	1,482,728	1,495,477	128,498	8.7%	115,749	7.7%
Commercial	5,908,354	4,481,519	4,355,638	1,426,835	31.8%	1,552,716	35.6%
Other	4,800	2,023	2,694	2,777	137.3%	2,106	78.2%
Total loans	$9,731,356	$8,051,242	$7,963,221	$1,680,114	20.9%	$1,768,135	22.2%

Excluding loans outstanding in Park's newly formed Tennessee region, loans outstanding at June 30, 2026 were $8.14 billion, compared to (i) $8.05 billion at December 31, 2025, an increase of $93.7 million, and (ii) $7.96 billion at June 30, 2025, an increase of $181.7 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 6/30/25	% change from 6/30/25
Home equity	$253,965	$241,478	$219,450	$12,487	5.2%	$34,515	15.7%
Installment	1,867,394	1,843,494	1,889,962	23,900	1.3%	(22,568)	(1.2)%
Real estate	1,428,758	1,482,728	1,495,477	(53,970)	(3.6)%	(66,719)	(4.5)%
Commercial	4,591,825	4,481,519	4,355,638	110,306	2.5%	236,187	5.4%
Other	3,013	2,023	2,694	990	48.9%	319	11.8%
Total loans	$8,144,955	$8,051,242	$7,963,221	$93,713	1.2%	$181,734	2.3%

Park's allowance for credit losses was $110.7 million at June 30, 2026, compared to $93.0 million at December 31, 2025, an increase of $17.7 million, or 19.1%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at June 30, 2026 were $10.67 billion, compared to (i) $8.24 billion at December 31, 2025, an increase of $2.43 billion and (ii) $8.24 billion at June 30, 2025, an increase of $2.43 billion. Total deposits including off balance sheet deposits at June 30, 2026 were $10.67 billion, compared to (i) $8.35 billion at December 31, 2025, an increase of $2.32 billion and (ii) $8.49 billion at June 30, 2025, an increase of $2.18 billion.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 6/30/25	% change from 6/30/25
Non-interest bearing deposits	$3,084,889	$2,656,093	$2,620,106	$428,796	16.1%	$464,783	17.7%
Transaction accounts	3,096,486	2,032,497	2,034,742	1,063,989	52.3%	1,061,744	52.2%
Savings	3,109,427	2,765,171	2,777,634	344,256	12.4%	331,793	11.9%
Certificates of deposit	1,339,123	772,952	777,284	566,171	73.2%	561,839	72.3%
Brokered and bid CD deposits	40,359	17,000	28,000	23,359	137.4%	12,359	44.1%
Total deposits	$10,670,284	$8,243,713	$8,237,766	$2,426,571	29.4%	$2,432,518	29.5%
Off balance sheet deposits	$—	$105,265	$255,086	(105,265)	(100.0)%	(255,086)	(100.0)%
Total deposits including off balance sheet deposits	$10,670,284	$8,348,978	$8,492,852	2,321,306	27.8%	2,177,432	25.6%

Excluding total deposits in Park's newly formed Tennessee region, total deposits at June 30, 2026 were $8.51 billion, compared to (i) $8.24 billion at December 31, 2025, an increase of $270.6 million and (ii) $8.24 billion at June 30, 2025, an increase of $276.5 million. Total deposits, excluding total deposits in Park's newly formed Tennessee region, including off balance sheet deposits at June 30, 2026 were $8.51 billion, compared to (i) $8.35 billion at December 31, 2025, an increase of $165.3 million and (ii) $8.49 billion at June 30, 2025, an increase of $21.4 million.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 6/30/25	% change from 6/30/25
Non-interest bearing deposits	$2,715,739	$2,656,093	$2,620,106	$59,646	2.2%	$95,633	3.6%
Transaction accounts	2,139,210	2,032,497	2,034,742	106,713	5.3%	104,468	5.1%
Savings	2,943,545	2,765,171	2,777,634	178,374	6.5%	165,911	6.0%
Certificates of deposit	715,784	772,952	777,284	(57,168)	(7.4)%	(61,500)	(7.9)%
Brokered and bid CD deposits	—	17,000	28,000	(17,000)	(100.0)%	(28,000)	(100.0)%
Total deposits	$8,514,278	$8,243,713	$8,237,766	$270,565	3.3%	$276,512	3.4%
Off balance sheet deposits	$—	$105,265	$255,086	(105,265)	(100.0)%	(255,086)	(100.0)%
Total deposits including off balance sheet deposits	$8,514,278	$8,348,978	$8,492,852	165,300	2.0%	21,426	0.3%

In order to manage the impact of deposit growth on its balance sheet, Park utilized a program where certain deposit balances were transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs.

The table below breaks out the change in deposit balances, including off balance sheet deposits, by deposit type, for Park.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 6/30/25	% change from 6/30/25
Retail deposits	$5,276,832	$4,081,871	$4,024,571	$1,194,961	29.3%	$1,252,261	31.1%
Commercial deposits	5,351,406	4,144,842	4,185,195	1,206,564	29.1%	1,166,211	27.9%
Brokered and bid CD deposits	40,282	17,000	28,000	23,282	137.0%	12,282	43.9%
Purchase accounting	1,764	—	—	1,764	N.M.	1,764	N.M.
Total deposits	$10,670,284	$8,243,713	$8,237,766	$2,426,571	29.4%	$2,432,518	29.5%
Off balance sheet deposits	—	105,265	255,086	(105,265)	(100.0)%	(255,086)	(100.0)%
Total deposits including off balance sheet deposits	$10,670,284	$8,348,978	$8,492,852	$2,321,306	27.8%	$2,177,432	25.6%
Total deposits including off balance sheet deposits excluding Brokered and bid CD deposits	$10,630,002	$8,331,978	$8,464,852	$2,298,024	27.6%	$2,165,150	25.6%

Noninterest bearing deposits to total deposits	28.9%	32.2%	31.8%

During the six months ended June 30, 2026, total deposits including off balance sheet deposits increased by $2.32 billion, or 27.8%. This increase consisted of a $1.21 billion increase in total commercial deposits, a $1.19 billion increase in retail deposits and a $23.3 million increase in brokered and bid CD deposits, partially offset by a $105.3 million decrease in off balance sheet deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on and off Park's balance sheet.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 6/30/25	% change from 6/30/25
Public funds included in commercial deposits	$1,791,810	$1,320,070	$1,579,102	$471,740	35.7%	$212,708	13.5%
Bid Ohio CDs	—	17,000	28,000	$(17,000)	(100.0)%	$(28,000)	(100.0)%
Total public fund deposits	$1,791,810	$1,337,070	$1,607,102	$454,740	34.0%	$184,708	11.5%

Cost of public fund deposits (1)	1.91%	1.94%	1.97%
Cost of total interest bearing deposits (1)	1.66%	1.71%	1.75%
1 Cost of funds for the six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025.

As of June 30, 2026, Park had approximately $2.3 billion of uninsured deposits, which was 21.5% of total deposits. Uninsured deposits of $2.3 billion included $699 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarters of 2026 and 2025

Net interest income increased by $29.9 million, or 27.4%, to $138.9 million for the second quarter of 2026, compared to $109.0 million for the second quarter of 2025. See the discussion under the table below.

	Three months ended June 30, 2026			Three months ended June 30, 2025
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$9,691,723	$155,061	6.42%	$7,922,263	$125,818	6.37%
Taxable investments	1,096,409	9,320	3.41%	851,185	6,693	3.15%
Tax-exempt investments (2)	269,276	2,687	4.00%	223,871	1,903	3.41%
Money market instruments	607,263	6,192	4.09%	254,697	2,757	4.34%
Interest earning assets	$11,664,671	$173,260	5.96%	$9,252,016	$137,171	5.95%

Interest bearing deposits	$7,718,858	$32,639	1.70%	$5,768,900	$24,876	1.73%
Short-term borrowings	121,276	600	1.99%	79,241	300	1.52%
Long-term debt	15,000	231	6.18%	189,847	2,329	4.92%
Interest bearing liabilities	$7,855,134	$33,470	1.71%	$6,037,988	$27,505	1.83%
Excess interest earning assets	$3,809,537			$3,214,028
Tax equivalent net interest income		$139,790			$109,666
Net interest spread			4.25%			4.12%
Net interest margin			4.81%			4.75%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $369,000 for the three months ended June 30, 2026 and $275,000 for the same period of 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $564,000 for the three months ended June 30, 2026 and $400,000 for the same period of 2025.

Average interest earning assets for the second quarter of 2026 increased by $2.41 billion, or 26.1%, to $11.66 billion for the second quarter of 2026, compared to $9.25 billion for the second quarter of 2025. The average yield on interest earning assets increased by 1 basis points to 5.96% for the second quarter of 2026, compared to 5.95% for the second quarter of 2025.

Average interest bearing liabilities for the second quarter of 2026 increased by $1.82 billion, or 30.1%, to $7.86 billion, compared to $6.04 billion for the second quarter of 2025. The average cost of interest bearing liabilities decreased by 12 basis points to 1.71% for the second quarter of 2026, compared to 1.83% for the second quarter of 2025.

Interest income and interest expense for the three months ended June 30, 2026 and June 30, 2025, included purchase accounting accretion on loans and deposits, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact of these items on interest earning assets and interest bearing liabilities.

	Three months ended June 30, 2026
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$9,691,723	$155,061	$738	$—	$154,323	6.38%
Taxable investments	1,096,409	9,320	—	—	9,320	3.41%
Tax-exempt investments (2)	269,276	2,687	—	—	2,687	4.00%
Money market instruments	607,263	6,192	—	—	6,192	4.09%
Interest earning assets	$11,664,671	$173,260	$738	$—	$172,522	5.92%

Interest bearing deposits	$7,718,858	$32,639	$(1,409)	$—	$34,048	1.77%
Short-term borrowings	121,276	600	—	—	600	1.99%
Long-term debt	15,000	231	—	—	231	6.18%
Interest bearing liabilities	$7,855,134	$33,470	$(1,409)	$—	$34,879	1.78%
Excess interest earning assets	$3,809,537
Tax equivalent net interest income		$139,790	$2,147	$—	$137,643
Net interest spread						4.14%
Net interest margin						4.73%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $369,000 for the three months ended June 30, 2026.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $564,000 for the three months ended June 30, 2026.

	Three months ended June 30, 2025
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$7,922,263	$125,818	$168	$1,006	$124,644	6.31%
Taxable investments	851,185	6,693	—	—	6,693	3.15%
Tax-exempt investments (2)	223,871	1,903	—	—	1,903	3.41%
Money market instruments	254,697	2,757	—	—	2,757	4.34%
Interest earning assets	$9,252,016	$137,171	$168	$1,006	$135,997	5.90%

Interest bearing deposits	$5,768,900	$24,876	$—	$—	24,876	1.73%
Short-term borrowings	79,241	300	—	—	300	1.52%
Long-term debt	189,847	2,329	—	—	2,329	4.92%
Interest bearing liabilities	$6,037,988	$27,505	$—	$—	$27,505	1.83%
Excess interest earning assets	$3,214,028
Tax equivalent net interest income		$109,666	$168	$1,006	$108,492
Net interest spread						4.07%
Net interest margin						4.70%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $275,000 for the three months ended June 30, 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $400,000 for the three months ended June 30, 2025.

Yield on Loans: Average loan balances increased $1.77 billion, or 22.3%, to $9.69 billion for the second quarter of 2026, compared to $7.92 billion for the second quarter of 2025. The average yield on the loan portfolio increased by 5 basis points to 6.42% for the second quarter of 2026, compared to 6.37% for the second quarter of 2025.

The table below shows the average balance and tax equivalent yield by type of loan for the three months ended June 30, 2026 and 2025.

	Three months ended June 30, 2026		Three months ended June 30, 2025
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$317,700	6.80%	$214,160	7.46%
Installment loans	1,879,744	7.06%	1,892,665	6.88%
Real estate loans	1,617,746	5.96%	1,480,916	5.47%
Commercial loans (1)	5,867,068	6.32%	4,331,647	6.40%
Other	9,465	2.96%	2,875	10.58%
Total loans before allowance	$9,691,723	6.42%	$7,922,263	6.37%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $369,000 for the three months ended June 30, 2026 and $275,000 for the same period of 2025.

Interest income for the three months ended June 30, 2026 and June 30, 2025, included purchase accounting accretion on loans, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact on the tax equivalent yield by type of loan excluding the impact of these items.

	Three months ended June 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$317,700	$53	$—	6.72%
Installment loans	1,879,744	161	—	7.03%
Real estate loans	1,617,746	71	—	5.94%
Commercial loans (1)	5,867,068	453	—	6.27%
Other	9,465	—	—	2.96%
Total loans before allowance	$9,691,723	$738	$—	6.38%

	Three months ended June 30, 2025
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$214,160	$19	$—	7.42%
Installment loans	1,892,665	—	—	6.88%
Real estate loans	1,480,916	—	—	5.47%
Commercial loans (1)	4,331,647	149	1,006	6.29%
Other	2,875	—	—	10.58%
Total loans before allowance	$7,922,263	$168	$1,006	6.31%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $369,000 for the three months ended June 30, 2026 and $275,000 for the same period of 2025.

Cost of Deposits: Average interest bearing deposit balances increased $1.95 billion, or 33.8%, to $7.72 billion for the second quarter of 2026, compared to $5.77 billion for the second quarter of 2025. The average cost of funds on deposit balances decreased by 3 basis points to 1.70% for the second quarter of 2026, compared to 1.73% for the second quarter of 2025. The table below shows for the three months ended June 30, 2026 and 2025, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2026		Three months ended June 30, 2025
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$3,190,489	1.58%	$2,141,027	1.42%
Savings deposits and clubs	3,126,971	1.40%	2,832,576	1.63%
Time deposits	1,357,076	2.54%	767,660	2.89%
Brokered/bid CD deposits	44,322	4.77%	27,637	4.21%
Total interest bearing deposits	$7,718,858	1.70%	$5,768,900	1.73%

Interest expense for the three months ended June 30, 2026 included purchase accounting accretion on deposits. The table below shows the impact on the tax equivalent yield by type of deposit excluding the impact of these items. There was no purchase accounting accretion on deposits for the three months ended June 30, 2025.

	Three months ended June 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Cost of funds
Transaction accounts	$3,190,489	$—	1.58%
Savings deposits and clubs	3,126,971	—	1.40%
Time deposits	1,357,076	(1,400)	2.96%
Brokered/bid CD deposits	44,322	(9)	4.87%
Total interest bearing deposits	$7,718,858	$(1,409)	1.77%

Comparison for the First Half of 2026 and 2025

Net interest income increased by $51.3 million, or 24.0%, to $264.6 million for the first half of 2026, compared to $213.4 million for the first half of 2025. See the discussion under the table below.

	Six months ended June 30, 2026			Six months ended June 30, 2025
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$9,392,367	$297,497	6.39%	$7,877,994	$246,736	6.32%
Taxable investments	967,961	15,164	3.16%	869,281	13,823	3.21%
Tax-exempt investments (2)	285,605	5,504	3.89%	213,274	3,509	3.32%
Money market instruments	543,319	10,857	4.03%	270,767	5,910	4.40%
Interest earning assets	$11,189,252	$329,022	5.93%	$9,231,316	$269,978	5.90%

Interest bearing deposits	$7,416,819	$61,020	1.66%	$5,781,338	$50,082	1.75%
Short-term borrowings	114,306	1,067	1.88%	79,388	591	1.50%
Long-term debt	13,912	380	5.50%	189,782	4,655	4.95%
Interest bearing liabilities	$7,545,037	$62,467	1.67%	$6,050,508	$55,328	1.84%
Excess interest earning assets	$3,644,215			$3,180,808
Tax equivalent net interest income		$266,555			$214,650
Net interest spread			4.26%			4.06%
Net interest margin			4.80%			4.69%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $763,000 for the six months ended June 30, 2026 and $545,000 for the same period of 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the six months ended June 30, 2026 and $737,000 for the same period of 2025.

Average interest earning assets for the first half of 2026 increased by $1.96 billion, or 21.2%, to $11.19 billion for the first half of 2026, compared to $9.23 billion for the first half of 2025. The average yield on interest earning assets increased by 3 basis points to 5.93% for the first half of 2026, compared to 5.90% for the first half of 2025.

Average interest bearing liabilities for the first half of 2026 increased by $1.49 billion, or 24.7%, to $7.55 billion, compared to $6.05 billion for the first half of 2025. The average cost of interest bearing liabilities decreased by 17 basis points to 1.67% for the first half of 2026, compared to 1.84% for the first half of 2025.

Interest income and interest expense for the six months ended June 30, 2026 and June 30, 2025, included purchase accounting accretion on loans and deposits, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact of these items on interest earning assets and interest bearing liabilities.

	Six months ended June 30, 2026
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$9,392,367	$297,497	$151	$396	$296,950	6.37%
Taxable investments	967,961	15,164	—	—	15,164	3.16%
Tax-exempt investments (2)	285,605	5,504	—	—	5,504	3.89%
Money market instruments	543,319	10,857	—	—	10,857	4.03%
Interest earning assets	$11,189,252	$329,022	$151	$396	$328,475	5.91%

Interest bearing deposits	$7,416,819	$61,020	$(2,808)	$—	$63,828	1.74%
Short-term borrowings	114,306	1,067	—	—	1,067	1.88%
Long-term debt	13,912	380	—	—	380	5.50%
Interest bearing liabilities	$7,545,037	$62,467	$(2,808)	$—	$65,275	1.75%
Excess interest earning assets	$3,644,215
Tax equivalent net interest income		$266,555	$2,959	$396	$263,200
Net interest spread						4.16%
Net interest margin						4.74%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $763,000 for the six months ended June 30, 2026.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the six months ended June 30, 2026.

	Six months ended June 30, 2025
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$7,877,994	$246,736	$343	$2,025	$244,368	6.25%
Taxable investments	869,281	13,823	—	—	13,823	3.21%
Tax-exempt investments (2)	213,274	3,509	—	—	3,509	3.32%
Money market instruments	270,767	5,910	—	—	5,910	4.40%
Interest earning assets	$9,231,316	$269,978	$343	$2,025	$267,610	5.85%

Interest bearing deposits	$5,781,338	$50,082	$—	$—	50,082	1.75%
Short-term borrowings	79,388	591	—	—	591	1.50%
Long-term debt	189,782	4,655	—	—	4,655	4.95%
Interest bearing liabilities	$6,050,508	$55,328	$—	$—	$55,328	1.84%
Excess interest earning assets	$3,180,808
Tax equivalent net interest income		$214,650	$343	$2,025	$212,282
Net interest spread						4.01%
Net interest margin						4.64%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $545,000 for the six months ended June 30, 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $737,000 for the six months ended June 30, 2025.

Yield on Loans: Average loan balances increased $1.51 billion, or 19.2%, to $9.39 billion for the first half of 2026, compared to $7.88 billion for the first half of 2025. The average yield on the loan portfolio increased by 7 basis points to 6.39% for the first half of 2026, compared to 6.32% for the first half of 2025.

The table below shows the average balance and tax equivalent yield by type of loan for the six months ended June 30, 2026 and 2025.

	Six months ended June 30, 2026		Six months ended June 30, 2025
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$303,131	6.79%	$210,290	7.46%
Installment loans	1,864,879	7.09%	1,901,671	6.83%
Real estate loans	1,603,043	5.90%	1,467,262	5.42%
Commercial loans (1)	5,613,562	6.27%	4,295,418	6.33%
Other	7,752	3.71%	3,353	9.35%
Total loans before allowance	$9,392,367	6.39%	$7,877,994	6.32%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $763,000 for the six months ended June 30, 2026 and $545,000 for the same period of 2025.

Interest income for the six months ended June 30, 2026 and June 30, 2025, included purchase accounting accretion on loans, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact on the tax equivalent yield by type of loan excluding the impact of these items.

	Six months ended June 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$303,131	$67	$—	6.73%
Installment loans	1,864,879	272	—	7.06%
Real estate loans	1,603,043	93	—	5.89%
Commercial loans (1)	5,613,562	(281)	396	6.26%
Other	7,752	—	—	3.71%
Total loans before allowance	$9,392,367	$151	$396	6.37%

	Six months ended June 30, 2025
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$210,290	$37	$—	7.42%
Installment loans	1,901,671	—	—	6.83%
Real estate loans	1,467,262	—	—	5.42%
Commercial loans (1)	4,295,418	306	2,025	6.22%
Other	3,353	—	—	9.35%
Total loans before allowance	$7,877,994	$343	$2,025	6.25%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $763,000 for the six months ended June 30, 2026 and $545,000 for the same period of 2025.

Cost of Deposits: Average interest bearing deposit balances increased $1.64 billion, or 28.3%, to $7.42 billion for the first half of 2026, compared to $5.78 billion for the first half of 2025. The average cost of funds on deposit balances decreased by 9 basis points to 1.66% for the first half of 2026, compared to 1.75% for the first half of 2025. The table below shows for the six months ended June 30, 2026 and 2025, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2026		Six months ended June 30, 2025
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$3,000,344	1.53%	$2,134,835	1.42%
Savings deposits and clubs	3,104,765	1.40%	2,818,609	1.61%
Time deposits	1,270,743	2.50%	757,085	2.95%
Brokered/bid CD deposits	40,967	4.38%	70,809	4.35%
Total interest bearing deposits	$7,416,819	1.66%	$5,781,338	1.75%

Interest expense for the six months ended June 30, 2026 included purchase accounting accretion on deposits. The table below shows the impact on the tax equivalent yield by type of deposit excluding the impact of these items. There was no purchase accounting accretion on deposits for the six months ended June 30, 2025.

	Six months ended June 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Cost of funds
Transaction accounts	$3,000,344	$—	1.53%
Savings deposits and clubs	3,104,765	—	1.40%
Time deposits	1,270,743	(2,790)	2.95%
Brokered/bid CD deposits	40,967	(18)	4.48%
Total interest bearing deposits	$7,416,819	$(2,808)	1.74%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2026 and for the years ended December 31, 2025, 2024 and 2023.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - year	6.14%	3.74%	5.16%	5.78%
2025 - year	6.33%	3.10%	4.29%	5.90%
2026 - first six months	6.39%	3.32%	4.03%	5.93%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $763,000 for the six months ended June 30, 2026, and $1.1 million, $964,000 and $811,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the six months ended June 30, 2026, and $1.5 million, $1.5 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2026 and for the years ended December 31, 2025, 2024 and 2023.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - year	1.97%	2.60%	4.98%	2.08%
2025 - year	1.71%	1.45%	4.91%	1.77%
2026 - first six months	1.66%	1.88%	5.50%	1.67%

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

The table below provides additional information on the provision for credit losses and the ACL for the three-month and six-month periods ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$108,590	$88,130	$92,973	$87,966
First Citizens - Day 1 ACL	—	—	15,573	—
Charge-offs	4,470	3,959	8,910	7,564
Recoveries	1,991	2,761	3,803	5,774
Net charge-offs	2,479	1,198	5,107	1,790
Provision for credit losses	4,575	2,853	7,247	3,609
Ending balance	$110,686	$89,785	$110,686	$89,785

Net charge-offs as a % of average loans (annualized)	0.10%	0.06%	0.11%	0.05%

As part of the acquisition of First Citizens, Park recorded a day 1 allowance for credit losses of $15.6 million related to the acquired First Citizens loan portfolio.

Net charge-offs were $2.5 million or 0.10% annualized, of total average loans, for the three months ended June 30, 2026, compared to $1.2 million or 0.06% annualized, of total average loans, for the three months ended June 30, 2025. Net charge-offs were $5.1 million or 0.11% annualized, of total average loans, for the six months ended June 30, 2026, compared to $1.8 million or 0.05% annualized, of total average loans, for the six months ended June 30, 2025. Included in recoveries for the three months ended June 30, 2025 were $717,000 of recoveries related to former Vision Bank loan relationships compared to no such recoveries for the three months ended June 30, 2026. Included in recoveries for the six months ended June 30, 2025 were $1.8 million of recoveries related to former Vision Bank loan relationships compared to $7,000 of such recoveries for the six months ended June 30, 2026.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at June 30, 2026, March 31, 2026, December 31, 2025, and June 30, 2025. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and an inquiry is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated.

(Dollars in thousands)	6/30/2026	3/31/2026	12/31/2025	6/30/2025
Total allowance for credit losses	$110,686	$108,590	$92,973	$89,785
Specific reserves on individually evaluated loans - certain accruing PCD	—	—	—	—
Specific reserves on individually evaluated loans - accrual	—	—	—	—
Specific reserves on individually evaluated loans - nonaccrual	4,424	3,041	739	774
General reserves on collectively evaluated loans	$106,262	$105,549	$92,234	$89,011

Total loans	$9,731,356	$9,667,260	$8,051,242	$7,663,221
Individually evaluated loan - certain accruing PCD	—	1,943	1,990	2,004
Individually evaluated loans - accrual	11,535	14,792	18,365	14,019
Individually evaluated loans - nonaccrual	57,662	60,208	46,924	46,547
Collectively evaluated loans	$9,662,159	$9,590,317	$7,983,963	$7,600,651

Allowance for credit losses as a % of period end loans	1.14%	1.12%	1.15%	1.13%
General reserve as a % of collectively evaluated loans	1.10%	1.10%	1.16%	1.13%

The total allowance for credit losses of $110.7 million at June 30, 2026 represented a $2.1 million, or 1.9%, increase compared to $108.6 million at March 31, 2026. The increase was due to a $1.4 million increase in specific reserves on nonaccrual loans and a $713,000 increase in general reserves.

The total allowance for credit losses of $110.7 million at June 30, 2026 represented a $17.7 million, or 19.1%, increase compared to $93.0 million at December 31, 2025. The increase was due to an $14.0 million increase in general reserves and a $3.7 million increase in specific reserves on nonaccrual loans. Of the $17.7 million increase, $15.6 million was attributable to the day 1 allowance recognized in connection with the First Citizens acquisition.

The composition of the ACL by class of loan at June 30, 2026 and at December 31, 2025 was as follows:

	June 30, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$4,122	$95	$38	$142	$—	$27	$4,424
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Collectively evaluated for impairment	15,858	26,110	7,855	30,200	25,999	240	106,262
Total ending allowance balance	$19,980	$26,205	$7,893	$30,342	$25,999	$267	$110,686

Loan balance:
Individually evaluated for impairment - nonaccrual	$18,328	$34,423	$1,330	$3,367	$—	$214	$57,662
Individually evaluated for impairment - accrual	11,535	—	—	—	—	—	11,535
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Loans collectively evaluated for impairment	1,339,225	3,029,143	612,582	2,779,414	1,875,962	25,833	9,662,159
Total ending loan balance	$1,369,088	$3,063,566	$613,912	$2,782,781	$1,875,962	$26,047	$9,731,356

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	22.49%	0.28%	2.86%	4.22%	—%	12.62%	7.67%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Individually evaluated for impairment - certain accruing PCD	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	1.18%	0.86%	1.28%	1.09%	1.39%	0.93%	1.10%
Total	1.46%	0.86%	1.29%	1.09%	1.39%	1.03%	1.14%

	December 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$729	$—	$—	$—	$—	$10	$739
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Collectively evaluated for impairment	13,413	18,177	7,709	27,344	25,393	198	92,234
Total ending allowance balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973

Loan balance:
Individually evaluated for impairment - nonaccrual	$15,735	$28,879	$577	$1,565	$—	$168	$46,924
Individually evaluated for impairment - accrual	18,365	—	—	—	—	—	18,365
Individually evaluated for impairment - certain accruing PCD	—	1,325	542	123	—	—	1,990
Loans collectively evaluated for impairment	1,178,050	2,178,456	398,306	2,373,694	1,823,247	32,210	7,983,963
Total ending loan balance	$1,212,150	$2,208,660	$399,425	$2,375,382	$1,823,247	$32,378	$8,051,242

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	4.63%	—%	—%	—%	—%	5.95%	1.57%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Individually evaluated for impairment - certain accruing PCD	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	1.14%	0.83%	1.94%	1.15%	1.39%	0.61%	1.16%
Total	1.17%	0.82%	1.93%	1.15%	1.39%	0.64%	1.15%

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

The following table compares Park’s nonperforming assets at June 30, 2026, March 31, 2026, December 31, 2025 and June 30, 2025.

(In thousands)	6/30/2026	3/31/2026	12/31/2025	6/30/2025
Nonaccrual loans	$81,249	$80,548	$66,515	$63,080
Loans past due 90 days or more	2,514	2,599	2,738	2,427
Total nonperforming loans	$83,763	$83,147	$69,253	$65,507

OREO	19,836	24,458	729	638
Total nonperforming assets	$103,599	$107,605	$69,982	$66,145

Percentage of nonaccrual loans to total loans	0.83%	0.83%	0.83%	0.79%
Percentage of nonperforming loans to total loans	0.86%	0.86%	0.86%	0.82%
Percentage of nonperforming assets to total loans	1.06%	1.11%	0.87%	0.83%
Percentage of nonperforming assets to total assets	0.82%	0.83%	0.71%	0.66%

Nonperforming loans as of June 30, 2026 of $83.8 million represented a $616,000, or 0.7%, increase from $83.1 million at March 31, 2026. Nonperforming loans as of June 30, 2026 of $83.8 million represented a $14.5 million, or 21.0%, increase from $69.3 million at December 31, 2025. The increase for the six-month period ended June 30, 2026 was primarily attributable to the inclusion of non‑performing loans acquired in the First Citizens transaction, partially offset by other activity within the legacy Park commercial and mortgage loan portfolios. Of the $83.8 million in nonperforming loans at June 30, 2026, $22.8 million were related to Park's newly formed Tennessee region.

OREO as of June 30, 2026 of $19.8 million, represented a $4.6 million decrease from $24.5 million at March 31, 2026, and an increase of $19.1 million from $729,000 at December 31, 2025. The decrease for the three-month period ended June 30, 2026 was attributable to the sales and devaluation of OREO properties during the quarter. The increase for the six‑month period ended June 30, 2026 was attributable to OREO acquired in the First Citizens transaction.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at June 30, 2026, December 31, 2025 and June 30, 2025. Loans are classified as current if they are less than 30 days past due.

	June 30, 2026		December 31, 2025		June 30, 2025
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$61,894	0.63%	$50,489	0.63%	$45,138	0.57%
Nonaccrual loans - past due	19,355	0.20%	16,026	0.20%	17,942	0.22%
Total nonaccrual loans	$81,249	0.83%	$66,515	0.83%	$63,080	0.79%

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

The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Pass rated	$5,719,921	$5,683,348	$4,381,440	$4,230,009
Special Mention	110,989	93,247	51,411	81,388
Substandard	22,925	5,680	4,320	2,840
Individually evaluated for impairment - accrual**	11,535	14,792	18,365	14,019
Individually evaluated for impairment - nonaccrual	57,662	60,208	46,924	46,547
Individually evaluated for impairment - certain accruing PCD	—	1,868	1,914	1,927
Total	$5,923,032	$5,859,143	$4,504,374	$4,376,730
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.
**Commercial loans "individually evaluated for impairment - accrual" consisted of watch list credits at March 31, 2026, December 31, 2025 and June 30, 2025. At June 30, 2026, commercial loans "individually evaluated for impairment - accrual" consisted of pass rated credits.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $133.9 million of accruing commercial loans included on the watch list at June 30, 2026, compared to $113.7 million at March 31, 2026, $74.1 million at December 31, 2025, and $98.2 million at June 30, 2025. Of the $133.9 million of accruing commercial loans included on the watch list at June 30, 2026, $86.7 million related to the newly formed Tennessee region. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $38.9 million, or 0.40%, of total loans at June 30, 2026, compared to $31.4 million, or 0.39% of total loans at December 31, 2025, and $24.3 million or 0.30% of total loans at June 30, 2025.

Individually Evaluated Loans: Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and an inquiry is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated. Individual analysis establishes an individual reserve for loans in scope.  Reserves on individually evaluated commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate. The amount ultimately charged off for these loans may be different from the reserve as the ultimate liquidation of the collateral may be for an amount different from management’s estimate.

Nonaccrual individually evaluated commercial loans were $57.7 million at June 30, 2026, an increase of $10.8 million, compared to $46.9 million at December 31, 2025 and an increase of $11.2 million, compared to $46.5 million at June 30, 2025. Of this $57.7 million of nonaccrual individually evaluated commercial loans at June 30, 2026, $18.0 million related to the newly formed Tennessee region. Accruing individually evaluated commercial loans were $11.5 million at June 30, 2026, a decrease of $6.9 million compared to $18.4 million at December 31, 2025 and a decrease of $2.5 million compared to $14.0 million at June 30, 2025.

At June 30, 2026, Park had taken partial charge-offs of $277,000 related to the $57.7 million of nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $4.7 million related to the $46.9 million of nonaccrual individually evaluated commercial loans at December 31, 2025, and compared to partial charge-offs of $3.5 million related to the $46.5 million of nonaccrual individually evaluated commercial loans at June 30, 2025.

Collectively Evaluated Loans: The ACL for collectively evaluated loans is primarily determined using either a DCF model or an undiscounted Expected Loss Model for purchased loans. Key inputs and assumptions used in these quantitative models include the selected forecast model, probability of default, loss given default, prepayment and curtailment assumptions, forecast and reversion periods, and the underlying economic forecast. In addition to the quantitative results, management considers whether qualitative adjustments are necessary to appropriately reflect current conditions and other factors not fully captured in the models.

Qualitative adjustments amounted to $7.8 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively. Significant qualitative adjustments include the following:

•Helene: Qualitative adjustments included a $635,000 and $561,000 reserve at June 30, 2026 and December 31, 2025, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region in October 2024.
•Special purpose mortgage: Qualitative adjustments included a $2.4 million and $2.3 million reserve at June 30, 2026 and December 31, 2025, respectively, related to several special purpose mortgage loan programs to assist borrowers in attaining home ownership. As of June 30, 2026, the total loans in these special purpose mortgage loan programs totaled $244.4 million. Management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs.
•Former First Citizens loans: Qualitative adjustments included a $3.2 million additional reserve at June 30, 2026 related to the newly acquired First Citizens loan portfolio. The qualitative adjustment reflects risks associated with entry into new markets, the integration of credit administration practices, and a lower quantitative reserve compared to legacy segments. In order to take into consideration all of these factors, management added an additional 20 bps reserve to the affected loans, or $3.2 million, as of June 30, 2026.
•Expected extension: During the second quarter, management identified one special mention loan that is reasonably expected to be extended beyond its current contractual term. As a result, the allowance at June 30, 2026 included an additional qualitative reserve of $1.2 million related to this $21.3 million loan to account for the expected extension of the loan term.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries which are more likely to be under economic stress in the current environment. The non‑bank consumer finance sector has come under pressure as elevated interest rates and broader economic challenges, including inflation, have increased financial strain on consumer borrowers. As of June 30, 2026, Park’s outstanding loans to non‑bank consumer finance companies totaled $273.6 million, of which $4.6 million were categorized as accruing watch list credits and $854,000 were nonaccrual loans. Watch list and nonaccrual loans within this portfolio are in differing stages of liquidation, and Park expects the associated loan balances to decline as these liquidation processes continue to be executed. Park maintains heightened oversight of this portfolio and continues to monitor it for any indications of deterioration that could adversely affect credit quality.

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

Other Income

Other income of $39.5 million for the three months ended June 30, 2026 represented an increase of $7.4 million compared to $32.2 million for the three months ended June 30, 2025 and increased $15.3 million to $73.3 million for the first half of 2026 compared to $57.9 million for the first half of 2025. Total other income was impacted by the acquisition of First Citizens, which added $4.1 million to total other income for the three months ended June 30, 2026 and $6.9 million to other income for the first half of 2026.

The following table provides a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Income from fiduciary activities	$13,434	$11,622	$1,812	$25,777	$22,616	$3,161
Service charges on deposit accounts	3,790	2,514	1,276	7,138	4,921	2,217
Other service income	4,124	3,731	393	7,810	6,667	1,143
Debit card fee income	8,107	6,607	1,500	15,080	12,696	2,384
Bank owned life insurance income	2,125	1,762	363	3,832	3,274	558
ATM fees	450	367	83	830	702	128
Gain on the sale of debt securities, net	—	—	—	1,084	—	1,084
Gain on equity securities, net	4,555	2,480	2,075	5,354	1,618	3,736
Other components of net periodic pension benefit income	2,449	2,344	105	4,941	4,688	253
Miscellaneous	506	759	(253)	1,422	750	672
Total other income	$39,540	$32,186	$7,354	$73,268	$57,932	$15,336

Income from fiduciary activities increased by $1.8 million for the three months ended June 30, 2026 and by $3.2 million for the first half of 2026, largely due to increases of 13.4% and 11.3%, respectively, in the average market value of assets under management. The market value of assets under management as of June 30, 2026 was $10.1 billion, of which $283.6 million was from the Tennessee region. The newly formed Tennessee region contributed $489,000 to income from fiduciary activities for the three months ended June 30, 2026 and $830,000 for the first half of 2026.

The increase in service charges on deposits of $1.3 million for the three months ended June 30, 2026 and $2.2 million for the first half of 2026 was largely due to an increase in non sufficient funds fees and maintenance fees on deposits as a result of the acquisition of First Citizens.

The $393,000 increase for the three months ended June 30, 2026 and the $1.1 million increase for the first half of 2026 in other service income was mainly due to an increase in mortgage related other service income. The newly formed Tennessee region contributed $697,000 to other service income for the three months ended June 30, 2026 and $1.1 million for the first half of 2026.

The $1.5 million increase for the three months ended June 30, 2026 and the $2.4 million increase for the first half of 2026 in debit card fee income was primarily related to an increase in sales and debit card transactions. The newly formed Tennessee region contributed $1.2 million to debit card fee income for the three months ended June 30, 2026 and $2.0 million for the first half of 2026.

The change in gain on sale of debt securities, net was due to net gains on the sale of debt securities of $1.1 million recorded during the six months ended June 30, 2026. There were no sales of debt securities for the three months ended June 30, 2026 or the three and six months ended June 30, 2025.

The change in gain on equity securities, net was due to net gains on both equity securities carried at fair value and capital investments during the three and six months ended June 30, 2026, compared to lower net gains on equity securities carried at fair value and net losses on capital investments during the same periods of 2025.

The $253,000 decrease for the three months ended June 30, 2026 in miscellaneous income was primarily due to an increase in OREO devaluations, partially offset by an increase in the net gains on the sale and disposal of assets, largely due to the impact of strategic initiatives. The $672,000 increase for the first half of 2026 in miscellaneous income was primarily due to an increase in the net gains on the sale of OREO and a decrease in net losses on the sale and disposal of assets, largely due to the impact of strategic initiatives. This was partially offset by an increase in OREO devaluations and a net loss related to the repurchase of a loan participation related to a former Vision Bank loan relationship. OREO devaluations for the three and six months ended June 30, 2026, included a $475,000 devaluation related to a Tennessee property obtained through the acquisition of First Citizens.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Salaries	$46,023	$38,560	$7,463	$91,600	$74,776	$16,824
Employee benefits	11,918	9,108	2,810	23,610	19,624	3,986
Occupancy expense	4,027	3,269	758	8,599	6,788	1,811
Furniture and equipment expense	3,014	2,234	780	5,531	4,535	996
Data processing fees	15,113	11,021	4,092	28,254	21,550	6,704
Professional fees and services	8,731	7,395	1,336	25,559	14,702	10,857
Marketing	1,550	1,295	255	3,106	2,823	283
Insurance	1,986	1,667	319	4,060	3,353	707
Communication	1,400	941	459	2,825	2,143	682
State tax expense	1,529	1,350	179	2,896	2,536	360
Amortization of intangible assets	2,072	273	1,799	3,351	547	2,804
Miscellaneous	3,597	1,864	1,733	6,728	3,764	2,964
Total other expense	$100,960	$78,977	$21,983	$206,119	$157,141	$48,978

Total other expense increased by $22.0 million to $101.0 million for the three months ended June 30, 2026 compared to $79.0 million for the three months ended June 30, 2025 and increased $49.0 million to $206.1 million for the first half of 2026 compared to $157.1 million for the first half of 2025. Included within total other expense are merger-related costs, along with the expanded other expense base that stems from the acquisition of First Citizens. Total other expense for the three months ended June 30, 2026 included $4.1 million in merger related expenses and $14.7 million related to Park's newly formed Tennessee region and other acquired entities. Total other expense for the six months ended 2026 included $19.6 million in merger related expenses and $24.7 million related to Park's newly formed Tennessee region and other acquired entities. The breakout of these expenses is detailed in the following tables.

	Three months ended June 30,
(Dollars in thousands)	2026	Merger Related	TN Region	Adjusted 2026 *	2025	$ change (Adjusted 2026 to 2025)	% change (Adjusted 2026 to 2025)
Other expense:
Salaries	$46,023	$1,993	$6,312	$37,718	$38,560	$(842)	(2.2)%
Employee benefits	11,918	5	1,556	10,357	9,108	1,249	13.7%
Occupancy expense	4,027	—	680	3,347	3,269	78	2.4%
Furniture and equipment expense	3,014	—	838	2,176	2,234	(58)	(2.6)%
Data processing fees	15,113	6	1,929	13,178	11,021	2,157	19.6%
Professional fees and services	8,731	1,951	174	6,606	7,395	(789)	(10.7)%
Marketing	1,550	3	152	1,395	1,295	100	7.7%
Insurance	1,986	12	575	1,399	1,667	(268)	(16.1)%
Communication	1,400	—	338	1,062	941	121	12.9%
State tax expense	1,529	—	221	1,308	1,350	(42)	(3.1)%
Amortization of intangible assets	2,072	—	1,565	507	273	234	85.7%
Miscellaneous	3,597	148	344	3,105	1,864	1,241	66.6%
Total other expense	$100,960	$4,118	$14,684	$82,158	$78,977	$3,181	4.0%
*Non-GAAP

	Six months ended June 30,
(Dollars in thousands)	2026	Merger Related	TN Region	Adjusted 2026 *	2025	$ change (Adjusted 2026 to 2025)	% change (Adjusted 2026 to 2025)
Other expense:
Salaries	$91,600	$6,423	$10,552	$74,625	$74,776	$(151)	(0.2)%
Employee benefits	23,610	79	2,329	21,202	19,624	1,578	8.0%
Occupancy expense	8,599	—	1,204	7,395	6,788	607	8.9%
Furniture and equipment expense	5,531	—	1,301	4,230	4,535	(305)	(6.7)%
Data processing fees	28,254	66	3,096	25,092	21,550	3,542	16.4%
Professional fees and services	25,559	12,730	351	12,478	14,702	(2,224)	(15.1)%
Marketing	3,106	13	292	2,801	2,823	(22)	(0.8)%
Insurance	4,060	20	1,008	3,032	3,353	(321)	(9.6)%
Communication	2,825	22	648	2,155	2,143	12	0.6%
State tax expense	2,896	—	340	2,556	2,536	20	0.8%
Amortization of intangible assets	3,351	—	2,609	742	547	195	35.6%
Miscellaneous	6,728	239	1,016	5,473	3,764	1,709	45.4%
Total other expense	$206,119	$19,592	$24,746	$161,781	$157,141	$4,640	3.0%
*Non-GAAP

The $842,000 decrease for the three months ended June 30, 2026 and the $151,000 decrease for the first half of 2026 in adjusted salaries expense was primarily related to decreases in additional compensation expense, partially offset by increases in base salary expense.

The $1.2 million increase for the three months ended June 30, 2026 and the $1.6 million increase for the first half of 2026 in adjusted employee benefits expense was primarily related to increases in group insurance expense, partially offset by decreases in other employee benefit expenses.

The $607,000 increase for the first half of 2026 in adjusted occupancy expense was primarily related to increases in expenses connected to strategic initiatives and increases in maintenance and repairs expense, partially offset by decreases in lease expense.

The $2.2 million increase for the three months ended June 30, 2026 in adjusted data processing fees was mainly related to an increase in software related expenses. The $3.5 million increase for the first half of 2026 in adjusted data processing fees was mainly related to an increase in software related expenses and ATM and debit card processing expense. Data processing fees in the Tennessee region reflect the costs of continuing to run Tennessee's legacy core system until operational conversion, which is expected to occur in the third quarter of 2026.

The $789,000 decrease for the three months ended June 30, 2026 in adjusted professional fees and services was primarily due to decreases in consulting expenses, temporary wage expense, and other professional fees. The $2.2 million decrease for the first half of 2026 in adjusted professional fees and services was primarily due to decreases in consulting expenses, credit services expense, and other professional fees.

The $1.2 million increase for the three months ended June 30, 2026 and the $1.7 million increase for the first half of 2026 in adjusted miscellaneous expense is primarily due to an increase in other non-loan related losses and allowance for unfunded credit loss expense.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands except per common share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Affected Line Item
Net interest income	$138,857	$108,991	$264,637	$213,368
less purchase accounting accretion on loans	738	168	151	343	Interest and fees on loans
less purchase accounting accretion on deposits	1,409	—	2,808	—	Interest on time deposits
less interest income on former Vision Bank relationships	—	1,006	396	2,025	Interest and fees on loans
Net interest income - adjusted	$136,710	$107,817	$261,282	$211,000

Provision for credit losses	$4,575	$2,853	$7,247	$3,609
less recoveries on former Vision Bank relationships	—	(717)	(7)	(1,814)	Provision for credit losses
Provision for credit losses - adjusted	$4,575	$3,570	$7,254	$5,423

Total other income	$39,540	$32,186	$73,268	$57,932
less gain on sale of debt securities, net	—	—	1,084	—	Gain on the sale of debt securities, net
less impact of strategic initiatives	148	18	148	(896)	Miscellaneous
less Vision related OREO valuation adjustments, net	—	—	304	(229)	Miscellaneous
less other service income related to former Vision Bank relationships	—	—	47	3	Other service income
less other income related to former Vision Bank relationships	—	—	(249)	—	Miscellaneous
Total other income - adjusted	$39,392	$32,168	$71,934	$59,054

	THREE MONTHS ENDED		SIX MONTHS ENDED
(in thousands except per common share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Affected Line Item
Total other expense	$100,960	$78,977	$206,119	$157,141
less merger-related expenses related to First Citizens acquisition	1,993	—	6,423	—	Salaries
less merger-related expenses related to First Citizens acquisition	5	—	79	—	Employee benefits
less merger-related expenses related to First Citizens acquisition	6	—	66	—	Data processing fees
less merger-related expenses related to First Citizens acquisition	1,951	—	12,730	—	Professional fees and services
less merger-related expenses related to First Citizens acquisition	3	—	13	—	Marketing
less merger-related expenses related to First Citizens acquisition	12	—	20	—	Insurance
less merger-related expenses related to First Citizens acquisition	—	—	22	—	Communication
less merger-related expenses related to First Citizens acquisition	148	—	239	—	Miscellaneous
less purchase accounting amortization	36	—	56	—	Occupancy
less impact of strategic initiatives	(71)	—	291	—	Occupancy
less direct expenses related to collection of payments on former Vision Bank loan relationships	—	239	194	515	Professional fees and services
less intangible asset amortization	2,072	273	3,351	547	Amortization of intangible assets
Total other expense - adjusted	$94,805	$78,465	$182,635	$156,079

Tax effect of adjustments to net income identified above (7)	$811	$(293)	$3,945	$(420)

Net income - reported	$58,752	$48,119	$100,439	$90,276
Net income - adjusted (6)	$61,801	$47,015	$115,282	$88,698

Diluted EPS	$3.23	$2.97	$5.64	$5.56
Diluted EPS- adjusted (6)	$3.40	$2.90	$6.47	$5.47

Annualized return on average assets (1)(2)	1.84%	1.92%	1.64%	1.81%
Annualized return on average assets- adjusted (1)(2)(6)	1.94%	1.87%	1.89%	1.78%

Annualized return on average tangible assets (1)(2)(4)	1.89%	1.95%	1.68%	1.84%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.99%	1.90%	1.93%	1.81%

Annualized return on average shareholders' equity (1)(2)	13.69%	14.96%	12.25%	14.22%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	14.40%	14.62%	14.06%	13.97%

Annualized return on average tangible equity (1)(2)(3)	16.60%	17.12%	14.69%	16.29%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	17.46%	16.73%	16.86%	16.01%

Efficiency ratio (5)	56.30%	55.68%	60.65%	57.65%
Efficiency ratio- adjusted (5)(6)	53.55%	55.78%	54.50%	57.52%

Annualized net interest margin (5)	4.81%	4.75%	4.80%	4.69%
Annualized net interest margin- adjusted (5)(6)	4.73%	4.70%	4.74%	4.64%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three and six months ended June 30, 2026 and June 30, 2025, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
AVERAGE SHAREHOLDERS' EQUITY	$1,721,078	$1,290,041	$1,653,457	$1,280,205
Less: Average goodwill and other intangible assets	301,545	162,664	274,431	162,800
AVERAGE TANGIBLE EQUITY	$1,419,533	$1,127,377	$1,379,026	$1,117,405

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
AVERAGE ASSETS	$12,787,409	$10,078,461	$12,316,815	$10,062,125
Less: Average goodwill and other intangible assets	301,545	162,664	274,431	162,800
AVERAGE TANGIBLE ASSETS	$12,485,864	$9,915,797	$12,042,384	$9,899,325

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income	$172,327	$136,496	$327,104	$268,696
FTE adjustment	933	675	1,918	1,282
FTE interest income	$173,260	$137,171	$329,022	$269,978
Interest expense	33,470	27,505	62,467	55,328
FTE net interest income	$139,790	$109,666	$266,555	$214,650

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

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$58,752	$48,119	$100,439	$90,276
Plus: Income taxes	14,110	11,228	24,100	20,274
Plus: Provision for credit losses	4,575	2,853	7,247	3,609
Pre-tax, pre-provision net income	$77,437	$62,200	$131,786	$114,159

Income Tax

Income tax expense was $14.1 million for the second quarter of 2026 and consisted of federal income tax expense of $12.9 million and state income tax expense of $1.2 million. This compares to income tax expense of $11.2 million for the second quarter of 2025, which consisted of federal income tax expense of $10.8 million and state income tax expense of $436,000. The effective income tax rate for the second quarter of 2026 was 19.4%, compared to 18.9% for the same period in 2025.

Income tax expense was $24.1 million for the first half of 2026 and consisted of federal income tax expense of $22.1 million and state income tax expense of $2.0 million. This compares to income tax expense of $20.3 million for the first half of 2025, which consisted of federal income tax expense of $19.5 million and state income tax expense of $763,000. The effective income tax rate for the first half of 2026 was 19.4%, compared to 18.3% for the same period in 2025.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2026 year will be approximately $8.1 million.

Comparison of Financial Condition
At June 30, 2026 and at December 31, 2025

Changes in Financial Condition

Total assets increased by $2.88 billion during the first six months of 2026 to $12.68 billion at June 30, 2026, compared to $9.81 billion at December 31, 2025. This increase was primarily due to the following:

•Cash and cash equivalents increased by $346.8 million, to $580.3 million at June 30, 2026, compared to $233.5 million at December 31, 2025. Money market instruments increased by $339.6 million and cash and due from banks increased by $7.2 million.
•Total investment securities increased by $587.2 million, or 73.2%, to $1,389 million at June 30, 2026, compared to $802 million at December 31, 2025.
•Loans increased by $1.68 billion, or 20.9%, to $9.73 billion at June 30, 2026, compared to $8.05 billion at December 31, 2025. Of the $1.68 billion increase, $1.59 billion was due to the acquisition of First Citizens.
•Bank owned life insurance increased by $38.4 million, or 15.9%, to $280.0 million at June 30, 2026, compared to $241.7 million at December 31, 2025. The increase was due to the acquisition of First Citizens.
•Intangible assets increased by $139.0 million, or 85.8%, to $301.0 million at June 30, 2026, compared to $162.0 million at December 31, 2025. The increase was due to the acquisition of First Citizens.
•Premise and equipment, net increased by $34.8 million, or 56.5%, to $96.4 million at June 30, 2026, compared to $61.6 million at December 31, 2025. The increase was largely due to the acquisition of First Citizens.
•OREO increased by $19.1 million, to $19.8 million at June 30, 2026, compared to $729,000 at December 31, 2025. The increase was due to the acquisition of First Citizens.

Total liabilities increased by $2.50 billion, or 29.5%, during the first six months of 2026 to $10.95 billion at June 30, 2026, compared to $8.45 billion at December 31, 2025. This change was primarily due to the following:

•Total deposits increased by $2.43 billion, or 29.4%, to $10.67 billion at June 30, 2026, compared to $8.24 billion at December 31, 2025. Of the $2.43 billion increase, $2.16 billion was due to the acquisition of First Citizens.
•Short-term borrowings increased by $40.7 million, or 49.8%, to $122.4 million at June 30, 2026, compared to $81.7 million at December 31, 2025. The increase was primarily due to the acquisition of First Citizens.
•Subordinated notes totaled $15.0 million at June 30, 2026. There were no subordinated notes outstanding at December 31, 2025. The increase was due to the acquisition of First Citizens.

Total equity increased by $375.8 million, or 27.8%, to $1,729 million at June 30, 2026, from $1,353 million at December 31, 2025. Total shareholders’ equity increased by $373.8 million, or 27.6%, to $1,727 million at June 30, 2026, from $1,353 million at December 31, 2025. This change was primarily due to the following:

•Common stock increased by $319.6 million during the period primarily as a result of the issuance of common shares for the acquisition of First Citizens as well as share-based compensation expense, partially offset by a decrease as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Retained earnings increased by $60.6 million during the period primarily as a result of net income of $100.4 million, partially offset by cash dividends on common shares of $40.3 million.
•Accumulated other comprehensive loss, net of taxes increased by $4.2 million during the period as a result of a $4.2 million increase to the unrealized net holding loss on debt securities available-for-sale, net of income tax effect.
•Treasury shares increased by $2.3 million during the period as a result of the repurchase of treasury shares, partially offset by the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).

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

Liquidity
Cash provided by operating activities was $88.0 million and $87.2 million for the six months ended June 30, 2026 and 2025, respectively. Net income was the primary source of cash from operating activities for each of the six-month periods ended June 30, 2026 and 2025.

Cash provided by investing activities was $193.8 million and cash used in investing activities was $95.6 million for the six months ended June 30, 2026 and 2025, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $157.9 million for the six months ended June 30, 2026 and $58.2 million for the six months ended June 30, 2025. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $95.6 million and $144.6 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the acquisition of First Citizens provided net cash of $145.6 million.

Cash provided by financing activities was $64.9 million for the six months ended June 30, 2026 and $41.0 million for the six months ended June 30, 2025. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $208.3 million and $94.2 million of cash for the six months ended June 30, 2026 and 2025, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the six months ended June 30, 2026, net short-term borrowings and long-term debt decreased and used $94.1 million in cash. For the six months ended June 30, 2025, net short-term borrowings increased and provided $5.2 million in cash. For the six months ended June 30, 2026 and 2025, cash declined by $5.6 million and $20.1 million due to the repurchase of common shares to be held as treasury shares. Finally, cash declined by $40.7 million and $35.4 million for the six months ended June 30, 2026 and 2025, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $3.04 billion at June 30, 2026. The Corporation’s loan to asset ratio was 76.76% at June 30, 2026, compared to 82.11% at December 31, 2025 and 80.04% at June 30, 2025. Cash and cash equivalents were $580.3 million at June 30, 2026, compared to $233.5 million at December 31, 2025 and $193.1 million at June 30, 2025. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs in the short-term (next 12 months) and the long-term (beyond the next 12 months).

Capital Resources

Total shareholders’ equity at June 30, 2026 was $1,727 million, or 13.6% of total assets, compared to $1,353 million, or 13.8% of total assets, at December 31, 2025 and $1,294 million, or 13.0% of total assets, at June 30, 2025.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at June 30, 2026. The following table indicates the capital ratios for PNB and Park at June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.33%	12.24%	12.24%	13.54%
Park	11.71%	13.87%	13.72%	14.92%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.45%	12.08%	12.08%	13.53%
Park	12.11%	13.99%	13.99%	15.13%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 68 of Park’s 2025 Form 10-K (Table 33) for disclosure concerning contractual obligations and commitments at December 31, 2025. During the six months ended June 30, 2026, Park completed the acquisition of First Citizens. As a result of the acquisition, Park assumed certain contractual obligations of First Citizens. See page 98 of Park’s 2026 Form 10-Q (Acquired Contractual Obligations) for disclosure concerning acquired contractual obligations and commitments at March 31, 2026.

There have been no material changes in the nature, timing, or amounts of the Company’s contractual obligations since those disclosed in the 2025 Form 10‑K and updated by disclosure in the March 31, 2026 Form 10-Q.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Loan commitments	$1,899,193	$1,568,056
Standby letters of credit	$70,567	$66,104

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

On page 66 (Table 32) of Park’s 2025 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $485.4 million or 5.4% of total interest earning assets at December 31, 2025. At June 30, 2026, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $753.5 million or 6.5% of total interest earning assets.

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

On page 67 of Park’s 2025 Form 10-K, management reported that at December 31, 2025, the earnings simulation model projected that net income would increase by 1.7% using a rising interest rate scenario and decrease by 2.1% using a declining interest rate scenario over the next year. At June 30, 2026, the earnings simulation model projected that net income would increase by 1.0% using a rising interest rate scenario and would decrease by 1.3% in a declining interest rate scenario. At June 30, 2026, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of June 30, 2026 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

    We are routinely engaged in various litigation and other legal matters, as both plaintiff and defendant, that are part of, or incidental to, our ordinary course of business and we have a number of unresolved lawsuits and open matters pending resolution. While the ultimate liability with respect to these matters and claims cannot be determined at this time, we believe that losses, damages, or liabilities, if any, and other amounts relating to pending matters, individually or in the aggregate, are not likely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2026, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP, which was replaced on April 27, 2026 with the 2026 Employees LTIP, and the 2017 Non-Employee Directors LTIP, which was replaced on April 27, 2026 with the 2026 Directors LTIP, and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2026	—	$—	—	2,177,738
May 1 through May 31, 2026	1,577	$169.69	1,577	2,176,161
June 1 through June 30, 2026	31,513	169.41	31,513	2,144,648
Total	33,090	$169.43	33,090	2,144,648

(1)The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorizations to fund the 2026 Employees LTIP, covering 1,500,000 common shares, and the 2026 Directors LTIP covering 150,000 common shares, both of which became effective on April 27, 2026; Park's stock repurchase authorization covering 500,000 common shares which was announced on January 23, 2017; and Park's stock repurchase authorization covering 500,000 common shares which was announced on January 28, 2019. Such authorizations are not subject to a fixed expiration date.

Purchases may be made through NYSE American, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with the Ohio General Corporation Law, applicable federal and state securities laws, the rules applicable to issuers having securities listed on NYSE American, regulations promulgated by the Federal Reserve Board and all applicable laws and regulations, each as in effect at the time of each such purchase. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements, any contractual obligations of Park and Park's subsidiaries and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization and the January 28, 2019 stock repurchase authorization are distinct from the stock repurchase authorizations to fund the 2026 Employees LTIP and the 2026 Non-Employee Directors LTIP.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended June 30, 2026, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2026 and December 31, 2025 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the six months ended June 30, 2026 and 2025 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and the six months ended June 30, 2026 and 2025 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Equity for the three months and the six months ended June 30, 2026 and 2025 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

August 7, 2026	/s/ Matthew R. Miller
Matthew R. Miller
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Officer)

August 7, 2026	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)