Form 10-Q
period 2026-09-30
PARK NATIONAL CORP /OH/
filed 2026-11-05
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

 Yes   ☐   No   ☒

At November 4, 2026 the number of common shares, without par value, of the registrant issued and outstanding was 18,070,328.

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

2017 Employees LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Employees	KSOP	Park's qualified retirement plan that combines an employee stock ownership plan (ESOP) with a 401(k) plan
2017 Non-Employee Directors LTIP	The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors	LDA	Loss driver analysis
2026 Directors LTIP	The Park National Corporation 2026 Long-Term Incentive Plan for Non-Employee Directors	LGD	Loss given default
2026 Employees LTIP	The Park National Corporation 2026 Long-Term Incentive Plan for Employees	LIBOR	London Inter-bank Offered Rate
ACH	Automated clearing house	MSRs	Mortgage servicing rights
ACL	Allowance for credit losses	NAV	Net asset value
AFS	Available-for-sale	NSF	Non-sufficient funds
ASC	Accounting Standards Codification	OREO	Other real estate owned
ASU	Accounting Standards Update	Park's 2025 Form 10-K	The Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2025
ATM	Automated teller machine	PBRSUs	Performance-based restricted stock units
Carolina Alliance	CAB Financial Corporation and its subsidiaries	PCD	Purchased credit deteriorated
CD	Certificates of deposit	PD	Probability of default
CME	Chicago Mercantile Exchange	PNB	The Park National Bank
COVID-19	Novel coronavirus	PSL	Purchased seasoned loans
DCF	Discounted cash flow	PTPP	Pre-tax, pre-provision
DDA	Demand deposit account	Registrant	Park National Corporation
EPS	Earnings per common share	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SARs	Stock appreciation rights
FFIEC	Federal Financial Institutions Examination Council	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SERP	Supplemental Executive Retirement Plan
FRB	Federal Reserve Bank	SOFR	Secured overnight financing rate
FTE	Fully taxable equivalent	TBRSUs	Time-based restricted stock units
First Citizens	First Citizens Bancshares, Inc. and its subsidiaries	U.S.	United States of America
GDP	Gross domestic product	U.S. GAAP	United States Generally Accepted Accounting Principles
HELOC	Home equity line of credit	Vision	Vision Bancshares, Inc.
HPI	Home price index	VOV	Verification of value
IRLC	Interest rate lock commitment

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

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except common share and per common share data)

	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$151,081	$137,239
Money market instruments	388,390	96,274
Cash and cash equivalents	539,471	233,513

Investment securities:
Debt securities available-for-sale, at fair value (amortized cost of $1,336,151 and $729,612 at September 30, 2026 and December 31, 2025, respectively, and no allowance for credit losses at September 30, 2026 or at December 31, 2025)	1,223,098	688,668
Other investment securities	111,312	113,474
Total investment securities	1,334,410	802,142

Loans	9,772,923	8,051,242
Allowance for credit losses	(109,869)	(92,973)
Net loans	9,663,054	7,958,269

Bank owned life insurance	280,996	241,662
Prepaid assets	207,646	197,814
Goodwill	268,250	159,595
Other intangible assets	35,132	2,395
Premises and equipment, net	100,358	61,627
Affordable housing tax credit investments	74,151	69,932
OREO	18,623	729
Accrued interest receivable	46,833	34,619
Operating lease ROU asset	16,471	15,650
Mortgage loan servicing rights	13,439	13,697
Other	47,411	13,369
Total assets	$12,646,245	$9,805,013

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	September 30, 2026	December 31, 2025
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$3,054,899	$2,656,093
Interest bearing	7,569,592	5,587,620
Total deposits	10,624,491	8,243,713

Short-term borrowings	135,804	81,711
Subordinated notes	15,000	—
Unfunded commitments in affordable housing tax credit investments	28,935	25,586
Operating lease liability	17,921	17,063
Allowance for credit losses on off-balance sheet commitments	5,724	5,199
Accrued interest payable	6,252	4,076
Other	97,103	74,872
Total liabilities	$10,931,230	$8,452,220

Equity:
Preferred shares (No par value; 200,000 shares authorized; No shares outstanding at September 30, 2026 or December 31, 2025)	$—	$—
Common shares (No par value; 40,000,000 shares authorized at September 30, 2026 and December 31, 2025; 19,611,235 common shares issued at September 30, 2026 and 17,623,104 at December 31, 2025)	786,942	465,032
Retained earnings	1,165,308	1,067,823
Treasury shares (1,547,074 common shares at September 30, 2026 and 1,544,842 common shares at December 31, 2025)	(169,585)	(167,323)
Accumulated other comprehensive loss, net of taxes	(69,705)	(12,739)
Total shareholders' equity	$1,712,960	$1,352,793
Non-controlling interest in consolidated subsidiary	2,055	—
Total equity	$1,715,015	$1,352,793
Total liabilities and equity	$12,646,245	$9,805,013

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:

Interest and fees on loans	$157,067	$126,648	$453,801	$372,839

Interest and dividends on:
Debt securities - taxable	9,394	5,644	24,558	19,467
Debt securities - tax-exempt	2,508	1,520	6,857	4,292
Other interest income	4,885	5,140	15,742	11,050
Total interest and dividend income	173,854	138,952	500,958	407,648

Interest expense:

Interest on deposits:
Demand and savings deposits	$23,627	$20,499	$67,993	$57,990
Time deposits	$8,586	$5,501	$25,240	$18,092

Interest on borrowings:
Short-term borrowings	$672	$305	$1,739	$896
Subordinated notes	$226	$1,630	$606	$6,285

Total interest expense	33,111	27,935	95,578	83,263

Net interest income	140,743	111,017	405,380	324,385

(Recovery of) provision for credit losses	$(964)	$4,030	$6,283	$7,639

Net interest income after (recovery of) provision for credit losses	$141,707	$106,987	$399,097	$316,746

Other income:
Income from fiduciary activities	$13,540	$11,315	$39,317	$33,931
Service charges on deposit accounts	3,381	2,578	10,519	7,499
Other service income	4,318	3,716	12,128	10,383
Debit card fee income	8,257	6,604	23,337	19,300
Bank owned life insurance income	1,865	1,559	5,697	4,833
ATM fees	426	371	1,256	1,073
Gain on the sale of debt securities, net	—	—	1,084	—
Gain (loss) on equity securities, net	964	(549)	6,318	1,069
Other components of net periodic pension benefit income	2,449	2,344	7,390	7,032
Miscellaneous	1,438	2,636	2,860	3,386
Total other income	$36,638	$30,574	$109,906	$88,506

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other expense:
Salaries	$51,412	$38,644	$143,012	$113,420
Employee benefits	12,614	9,892	36,224	29,516
Occupancy expense	4,338	3,242	12,937	10,030
Furniture and equipment expense	3,071	2,219	8,602	6,754
Data processing fees	14,406	11,531	42,660	33,081
Professional fees and services	9,171	7,475	34,730	22,177
Marketing	1,608	1,507	4,714	4,330
Insurance	2,007	1,468	6,067	4,821
Communication	1,663	1,239	4,488	3,382
State tax expense	1,504	1,182	4,400	3,718
Amortization of intangible assets	1,937	248	5,288	795
Miscellaneous	3,813	816	10,541	4,580
Total other expense	$107,544	$79,463	$313,663	$236,604

Income before income taxes	$70,801	$58,098	$195,340	$168,648

Income taxes	13,869	10,940	37,969	31,214

Net income	$56,932	$47,158	$157,371	$137,434

Earnings per common share:
Basic	$3.15	$2.93	$8.82	$8.53
Diluted	$3.13	$2.92	$8.77	$8.48

Weighted average common shares outstanding:
Basic	18,064,161	16,071,347	17,844,001	16,120,213
Diluted	18,182,939	16,173,271	17,940,951	16,209,261

Regular cash dividends declared per common share	$1.10	$1.07	$3.30	$3.21

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$56,932	$47,158	$157,371	$137,434

Other comprehensive (loss) income, net of tax:

Debt securities available-for-sale:
Unrealized net holding (loss) gain on debt securities available-for-sale, net of income tax effect of $(14,036) and $1,544 for the three months ended September 30, 2026 and 2025, respectively and $(14,915) and $5,444 for the nine months ended September 30, 2026 and 2025, respectively.	(52,804)	5,811	(56,110)	20,479
Net gain realized on sale of debt securities, AFS, net of income tax effect of $(228) for the nine months ended September 30, 2026	—	—	(856)	—
Other comprehensive (loss) income	$(52,804)	$5,811	$(56,966)	$20,479

Comprehensive income	$4,128	$52,969	$100,405	$157,913

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Equity (Unaudited) (Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiary
Balance at December 31, 2025	$—	$465,032	$1,067,823	$(167,323)	$(12,739)	$—
Net income			41,687
Other comprehensive income, net of tax					4,185
Issuance of 1,988,131 common shares for the acquisition of First Citizens Bancshares, Inc		321,891				2,055
Dividends on common shares at $1.10 per common share			(20,129)
Issuance of 29,695 common shares under share-based compensation awards, net of 17,660 common shares withheld to pay employee income taxes		(6,566)	463	3,217
Share-based compensation expense		2,218
Balance at March 31, 2026	$—	$782,575	$1,089,844	$(164,106)	$(8,554)	$2,055
Net income			58,752
Other comprehensive loss, net of tax					(8,347)
Dividends on common shares at $1.10 per common share			(20,157)
Repurchase of 33,090 common shares to be held as treasury shares				(5,606)
Issuance of 1,162 common shares under share-based compensation awards, net of 556 common shares withheld to pay employee income taxes		(238)	9	127
Share-based compensation expense		2,277
Balance at June 30, 2026	$—	$784,614	$1,128,448	$(169,585)	$(16,901)	$2,055
Net income			56,932
Other comprehensive loss, net of tax					(52,804)
Dividends on common shares at $1.10 per common share			(20,072)
Share-based compensation expense		2,328
Balance at September 30, 2026	$—	$786,942	$1,165,308	$(169,585)	$(69,705)	$2,055

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)(Continued)
(in thousands, except common share and per common share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiary
Balance at December 31, 2024	$—	$463,706	$977,599	$(151,282)	$(46,175)	$—
Net income			42,157
Other comprehensive income, net of tax					11,516
Dividends on common shares at $1.07 per common share			(17,538)
Issuance of 32,365 common shares under share-based compensation awards, net of 19,468 common shares withheld to pay employee income taxes		(6,184)	(108)	3,344
Share-based compensation expense		2,007
Balance at March 31, 2025	$—	$459,529	$1,002,110	$(147,938)	$(34,659)	$—
Net income			48,119
Other comprehensive income, net of tax					3,152
Dividends on common shares at $1.07 per common share			(17,436)
Repurchase of 120,000 common shares to be held as treasury shares				(20,134)
Share-based compensation expense		1,737
Balance at June 30, 2025	$—	$461,266	$1,032,793	$(168,072)	$(31,507)	$—
Net income			47,158
Other comprehensive income, net of tax					5,811
Dividends on common shares at $1.07 per common share			(17,394)
Share-based compensation expense		1,766
Balance at September 30, 2025	$—	$463,032	$1,062,557	$(168,072)	$(25,696)	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$157,371	$137,434

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,283	7,639
Accretion of loan fees and costs, net	(8,486)	(7,282)
Net amortization of purchase accounting adjustments	368	295
Depreciation of premises and equipment	8,979	8,566
(Accretion) amortization of investment securities, net	(2,053)	690
Gain on the sale of debt securities, net	(1,084)	—
Gain on equity securities, net	(6,318)	(1,069)
Loan originations to be sold in secondary market	(186,487)	(127,142)
Proceeds from sale of loans in secondary market	185,093	131,305
Gain on sale of loans in secondary market	(3,369)	(2,064)
Share-based compensation expense	6,823	5,510
Bank owned life insurance income	(5,697)	(4,833)
Investment in qualified affordable housing tax credits amortization	6,781	6,826

Changes in assets and liabilities:
Decrease in prepaid dealer premiums	110	1,525
Decrease (increase) in other assets	404	(2,460)
Decrease in other liabilities	(4,640)	(15,343)
Net cash provided by operating activities	$154,078	$139,597

Investing activities:
Proceeds from the redemption/repurchase of FHLB stock	6,194	1,088
Proceeds from the redemption/repurchase of FRB stock	2,191	—
Proceeds from sale of:
Debt securities AFS	583,200	—
Equity securities	19,079	1,196
Proceeds from calls and maturities of:
Debt securities AFS	195,469	291,365
Purchases of:
Debt securities AFS	(644,025)	(87,221)
Equity securities	—	(4,742)
FHLB stock	(212)	(494)
FRB stock	(9,983)	—
Net decrease (increase) in other investments	3,765	(806)
Net loan originations, portfolio loans	(142,248)	(174,539)
Investment in qualified affordable housing tax credits	(7,651)	(13,358)
Proceeds from the sale of OREO	5,315	768
Bank owned life insurance death benefits	2,790	3,746
Purchases of bank owned life insurance	(2,540)	(2,763)
Cash received from acquisitions, net	145,565	—

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2026	2025
Purchases of premises and equipment	(18,557)	(3,892)
Net cash provided by investing activities	$138,352	$10,348

Financing activities:
Net increase in deposits	$58,078	$222,034
Net decrease (increase) in off-balance sheet deposits	105,265	(35,636)
Net increase (decrease) in short-term borrowings	5,409	(12,306)
Repayment of long-term debt	(86,107)	(190,000)
Value of common shares withheld to pay employee income taxes	(2,988)	(2,948)
Repurchase of common shares to be held as Treasury shares	(5,606)	(20,134)
Cash dividends paid	(60,523)	(52,615)
Net cash provided by (used in) financing activities	$13,528	$(91,605)

Increase in cash and cash equivalents	305,958	58,340

Cash and cash equivalents at beginning of year	233,513	160,566

Cash and cash equivalents at end of period	$539,471	$218,906

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$97,195	$86,491

Federal income tax	25,770	24,280

Non-cash items:
Loans transferred to OREO	$3,893	$757

ROU assets obtained in exchange for lease obligations	413	1,598

New commitments in affordable housing tax credits	11,000	12,000

Debt securities AFS purchase commitment	5,148	—

New commitments in other investment securities	2,500	157

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2026 are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2026.

As detailed in Note 3, Park acquired First Citizens on February 1, 2026. As part of the acquisition, Park subsidiaries acquired 100% of the outstanding common stock and 60% of the outstanding preferred stock of First Citizens Properties, Inc. Former directors, executive officers and certain employees and affiliates of First Citizens own approximately 40% of the preferred stock of First Citizens Properties, Inc. which is reported as "Non-controlling interest in consolidated subsidiary" in the consolidated condensed balance sheets. The noncontrolling interest reflects preferred stock interests retained by legacy holders of the acquired real estate investment trust subsidiary and does not affect Park's control of the entity. Net income attributable to the non-controlling interest was $31,000 for the three months ended September 30, 2026 and was $93,000 for the nine months ended September 30, 2026.

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

Subsequent Events
Management evaluated subsequent events through November 5, 2026, the date the financial statements were available to be issued.

October 26, 2026, the Park Board of Directors declared a $1.10 per common share quarterly cash dividend in respect of Park's common shares and a special cash dividend of $1.30 per common share in respect of Park's common shares. The cash dividend and special cash dividend are payable on December 10, 2026 to common shareholders of record as of the close of business on November 20, 2026.

No other subsequent events occurred that require recognition or disclosure in the accompanying consolidated financial statements.

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

Issued But Not Yet Effective Accounting Standards

ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative: In October 2023, FASB issued ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements. In the final rule, the SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into U.S. GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations if the FASB incorporated them into the relevant ASC subtopics. The disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC.

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

First Citizens' results of operations were included in Park's results beginning February 1, 2026. It is not practicable to determine revenue or net income included in Park's operating results related to First Citizens since the date of the acquisition, as First Citizens' results cannot be separately identified. For the three months and nine months ended September 30, 2026, Park recorded merger-related expenses and other income reducing charges of $7.0 million and $26.5 million, respectively, associated with the First Citizens acquisition. No merger-related expenses were recorded for the three months or nine months ended September 30, 2025.

Park recorded $108.7 million in goodwill, $34.4 million in core deposit intangibles, and $3.6 million in customer relationship intangibles related to wealth management, which reflects the expected synergies and the cost savings resulting from consolidating the operations of PNB and First Citizens. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of September 30, 2026, and subject to adjustment for up to one year after the acquisition date.

In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. While Park believes that the information available on the acquisition date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date Park concludes that all necessary information about the facts and circumstances that existed as of the acquisition date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the valuation amounts. During the three months ended September 30, 2026, Park made adjustments to decrease acquired asset fair value by $4.3 million and increase acquired liability fair value by $74,000, which resulted in a $4.3 million increase in goodwill.

The following table summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	February 1, 2026
Purchase Consideration
Cash consideration	$105
Fair value of Park common shares recorded in "Common shares"	321,891
Fair value of Park common shares recorded in "Non-controlling interest in consolidated subsidiary"	2,055
Fair value of total consideration transferred	324,051

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	145,670
Securities	742,952
Loans, net of ACL	1,552,937
Loans held for sale	4,902
Bank owned life insurance	33,887
Premises and equipment	30,529
Core deposit intangible	34,440
Other intangible assets	3,585
Other real estate owned	20,286
Other assets	37,988
Total assets acquired	2,607,176

Deposits	2,221,111
Borrowings	149,791
Other liabilities	20,878
Total liabilities assumed	2,391,780

Total identifiable net assets	215,396

Goodwill	$108,655

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

Of the $1.6 billion in loans held for investment acquired from First Citizens, $1.5 billion were identified as PSL and $126.4 million were identified as PCD. These loans are summarized in the following table:

(in thousands)	PCD Loans	PSLs	Total Acquired Loans
Amortized cost of acquired loans	$126,388	$1,465,388	$1,591,776
Allowance of loans at acquisition	(4,118)	(14,390)	(18,508)
Non-credit discount on loans	(7,697)	(12,634)	(20,331)
Fair value price of loans	$114,573	$1,438,364	$1,552,937

The following table presents supplemental pro forma information as if the First Citizens acquisition had occurred as of January 1, 2025. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The unaudited pro forma results exclude acquisition‑related costs that were recognized in noninterest expense during the three months and nine months ended September 30, 2026, as these costs were directly attributable to the acquisition and are not expected to have a continuing impact on Park's results of operations. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. The pro forma amounts below do not reflect any adjustments to the provision for credit losses for acquired loans, or Park's expectations as of the pro forma date of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the acquisition.

	Three months ended September 30,
(in thousands, except per share data)	2026	2025
Net interest income	$139,590	$130,649
Net income available to common shareholders	61,734	54,771
Earnings per common share - basic	3.42	3.03
Earnings per common share - diluted	3.40	3.01

	Nine months ended September 30,
(in thousands, except per share data)	2026	2025
Net interest income	$410,225	$379,228
Net income available to common shareholders	179,487	156,864
Earnings per common share - basic	9.93	8.66
Earnings per common share - diluted	9.88	8.61

Note 4 – Investment Securities

Investment securities at September 30, 2026 and at December 31, 2025, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2026:
Debt Securities Available-for-Sale
Obligations of U.S. Government sponsored entities	$89,905	$—	$1,371	$88,534
Obligations of states and political subdivisions	330,457	—	40,140	290,317
U.S. Government sponsored entities' asset-backed securities	851,843	10	70,373	781,480
Collateralized loan obligations	26,834	8	34	26,808
Corporate debt securities	37,112	178	1,331	35,959
Total	$1,336,151	$196	$113,249	$1,223,098

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2025:
Debt Securities Available-for-Sale
Obligations of states and political subdivisions	$220,285	$1,808	$10,270	$211,823
U.S. Government sponsored entities' asset-backed securities	432,051	1,142	33,229	399,964
Collateralized loan obligations	56,200	21	78	56,143
Corporate debt securities	21,076	188	526	20,738
Total	$729,612	$3,159	$44,103	$688,668

Investment securities in an unrealized loss position at September 30, 2026, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of U.S. Government sponsored entities	$88,534	$1,371	$—	$—	$88,534	$1,371
Obligations of states and political subdivisions	206,298	23,660	78,870	16,480	285,168	40,140
U.S. Government sponsored entities' asset-backed securities	510,869	30,598	269,228	39,775	780,097	70,373
Collateralized loan obligations	12,310	34	—	—	12,310	34
Corporate debt securities	25,530	870	7,789	461	33,319	1,331
Total	$843,541	$56,533	$355,887	$56,716	$1,199,428	$113,249

 Investment securities in an unrealized loss position at December 31, 2025, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities AFS:
Obligations of states and political subdivisions	$2,078	$33	$107,828	$10,237	$109,906	$10,270
U.S. Government sponsored entities' asset-backed securities	21,603	187	335,095	33,042	356,698	33,229
Collateralized loan obligations	23,172	78	—	—	23,172	78
Corporate debt securities	999	1	9,725	525	10,724	526
Total	$47,852	$299	$452,648	$43,804	$500,500	$44,103

At September 30, 2026, Park’s debt securities portfolio consisted of $1.2 billion of securities, $1.2 billion of which were in an unrealized loss position with aggregate unrealized losses of $113.2 million. Of the $1.2 billion of securities in an unrealized loss position, $355.9 million were in an unrealized loss position for 12 months or longer. Of the $113.2 million in unrealized losses, $71.7 million were related to Park's "Obligations of U.S. Government sponsored entities" and "U.S. Government sponsored entities' asset-backed securities" portfolios. For non-agency debt securities, Park verified that the current credit ratings remain above investment grade. On a quarterly basis, management reviews the credit profile of each non-agency debt security and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded that the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and that changes in value are largely the result of changes in the yield curve, therefore, unrealized losses have not been recognized into net income. Management does not intend to sell, and it is not more likely than not that management would be required to sell, the securities prior to their anticipated recovery in respect of the unrealized losses. Management believes the value will recover as the securities approach maturity or market interest rates change.

There was no allowance for credit losses recorded for debt securities AFS at either September 30, 2026 or December 31, 2025. Additionally, for the three-month and nine-month periods ended September 30, 2026 and 2025, there were no credit-related investment impairment losses recognized.

The amortized cost and estimated fair value of investments in debt securities AFS at September 30, 2026, are shown in the following table by contractual maturity, except for asset-backed securities and collateral loan obligations, which are shown as a single total due to the unpredictability of the timing of principal repayments. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Debt Securities AFS
Obligations of U.S.Government sponsored entities
Due within one year	$29,896	$29,752	3.65%
Due one through five years	60,009	58,782	3.66%
Total	$89,905	$88,534	3.65%

Obligations of state and political subdivisions:
Due one through five years	$12,389	$11,862	3.70%
Due six through ten years	91,552	78,461	2.80%
Due over ten years	226,516	199,994	4.86%
Total (1)	$330,457	$290,317	4.24%

U.S. Government sponsored entities' asset-backed securities	$851,843	$781,480	3.35%

Collateralized loan obligations	$26,834	$26,808	5.43%

Corporate debt securities
Due one through five years	$250	$242	6.76%
Due six through ten years	36,862	35,717	5.82%
Total	$37,112	$35,959	5.83%
 The tax equivalent yield for certain obligations of state and political subdivisions includes the effect of a taxable equivalent adjustment using a 21% federal corporate income tax rate.

AFS debt securities are those debt securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. During the nine-month period ended September 30, 2026, Park sold certain AFS debt securities with a book value of $364.8 million at a gross gain of $2.7 million and sold certain AFS debt securities with a book value of $217.3 million at a gross loss of $1.6 million which sales included certain AFS debt securities acquired in the First Citizens merger. There were no sales of AFS debt securities during the three-month period ended September 30, 2026. There were no sales of AFS debt securities during the three-month or nine-month periods ended September 30, 2025.

Investment securities having a fair value of $1.0 billion and $569.5 million at September 30, 2026 and December 31, 2025, respectively, were pledged to collateralize government and public fund deposits and to secure repurchase agreements.

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

The carrying amounts of other investment securities at September 30, 2026 and December 31, 2025 were as follows:

(In thousands)	September 30, 2026	December 31, 2025
FHLB stock	$7,855	$8,013
FRB stock	24,636	14,653
Equity investments carried at fair value	3,406	17,493
Equity investments carried at modified cost (1)	21,448	21,448
Equity investments carried at NAV	53,967	51,867
Total other investment securities	$111,312	$113,474
(1) There have been no impairments or downward adjustments made to equity investments carried at modified cost. Cumulatively, upward adjustments of $3.5 million have been recorded as a result of observable price changes. There were no adjustments recorded during either of the three-month or nine-month periods ended September 30, 2026 or 2025 as a result of observable price changes.

No shares of FHLB stock were purchased or repurchased during the three-month period ended September 30, 2026. During the nine-month period ended September 30, 2026, Park acquired 58,245 shares of FHLB stock with a book value of $5.8 million in connection with the acquisition of First Citizens. During that same period, Park purchased 2,117 shares of FHLB stock with a book value of $212,000 and the FHLB repurchased 61,942 shares of FHLB stock with a book value of $6.2 million.

No shares of FHLB stock were purchased or repurchased during the three-month period ended September 30, 2025. During the nine-month period ended September 30, 2025, Park purchased 4,940 shares of FHLB stock with a book value of $494,000. During the nine-month period ended September 30, 2025, the FHLB repurchased 10,878 shares of FHLB stock with a book value of $1.1 million.

No shares of FRB stock were purchased or sold during the three-month period ended September 30, 2026. During the nine-month period ended September 30, 2026, Park acquired 43,812 shares of FRB stock with a book value of $2.2 million in connection with the acquisition of First Citizens. These shares were immediately redeemed by the FRB upon the close of the First Citizens acquisition. During that same period, Park purchased 199,642 shares of FRB stock with a book value of $10.0 million. No shares of FRB stock were purchased or sold during the three-month or nine-month periods ended September 30, 2025.

During the three-month periods ended September 30, 2026 and 2025, $(215,000) and $(1.7) million, respectively, of losses on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income. During the nine-month periods ended September 30, 2026 and 2025, $4.2 million and $51,000, respectively, of gains on equity investments carried at fair value were recorded within "Gain (loss) on equity securities, net" on the Consolidated Condensed Statements of Income.

During the three-month periods ended September 30, 2026 and 2025, $1.2 million and $1.1 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income. During the nine-month periods ended September 30, 2026 and 2025, $2.1 million and $1.0 million, respectively, of gains on equity investments carried at NAV were recorded within “Gain (loss) on equity securities, net” on the Consolidated Condensed Statements of Income.

Note 6 – Loans

The composition of the loan portfolio at September 30, 2026 and at December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
(In thousands)	Amortized Cost	Amortized Cost
Commercial, financial and agricultural: (1)
Commercial, financial and agricultural (1)	$1,370,255	$1,210,047
Overdrafts	1,444	2,103
Commercial real estate (1)	3,097,487	2,208,660
Construction real estate:
Commercial	517,012	298,491
Retail	123,839	100,934
Residential real estate:
Commercial	992,879	752,695
Mortgage	1,458,475	1,375,641
HELOC	333,553	241,058
Installment	5,461	5,988
Consumer:
Consumer	1,845,184	1,821,471
Check loans	1,732	1,776
Leases	25,602	32,378
Total	$9,772,923	$8,051,242
Allowance for credit losses	(109,869)	(92,973)
Net loans	$9,663,054	$7,958,269
(1) Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that were not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $20.0 million at September 30, 2026, and of $20.1 million at December 31, 2025, which represented a net deferred income position at both dates. Additionally, at September 30, 2026, loans included purchase accounting adjustments of $18.7 million, which represented a net deferred income position. This fair market value purchase accounting adjustment is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans. At December 31, 2025, there were no purchase accounting adjustments included in loans.

Overdrawn deposit accounts of $1.4 million and $2.1 million were reclassified to loans at September 30, 2026 and at December 31, 2025, respectively.

Credit Quality
Nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

The following tables present the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing, by class of loan, at September 30, 2026 and December 31, 2025.

	September 30, 2026
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural:
Commercial, financial and agricultural	$15,106	$—	$15,106
Overdrafts	—	—	—
Commercial real estate	36,555	—	36,555
Construction real estate:
Commercial	1,580	—	1,580
Retail	1,201	—	1,201
Residential real estate:
Commercial	7,133	—	7,133
Mortgage	20,358	2,647	23,005
HELOC	1,844	—	1,844
Installment	55	—	55
Consumer:
Consumer	2,945	804	3,749
Check loans	—	—	—
Leases	170	—	170
Total loans	$86,947	$3,451	$90,398

	December 31, 2025
(In thousands)	Nonaccrual Loans	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural
Commercial, financial and agricultural	$15,817	$10	$15,827
Overdrafts	—	—	—
Commercial real estate	28,879	—	28,879
Construction real estate:
Commercial	577	—	577
Retail	97	17	114
Residential real estate:
Commercial	1,565	—	1,565
Mortgage	14,964	1,483	16,447
HELOC	1,702	—	1,702
Installment	53	—	53
Consumer
Consumer	2,693	1,228	3,921
Check loans	—	—	—
Leases	168	—	168
Total loans	$66,515	$2,738	$69,253

The following tables provide additional detail on nonaccrual loans and the related ACL, by class of loan, at September 30, 2026 and December 31, 2025:

	September 30, 2026
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$6,540	$8,566	$4,902
Overdrafts	—	—	—
Commercial real estate	35,731	824	4
Construction real estate:
Commercial	1,273	307	29
Retail	—	1,201	11
Residential real estate:
Commercial	6,565	568	180
Mortgage	—	20,358	376
HELOC	—	1,844	205
Installment	—	55	18
Consumer
Consumer	—	2,945	1,138
Check loans	—	—	—
Leases	97	73	17
Total loans	$50,206	$36,741	$6,880

	December 31, 2025
(In thousands)	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Related ACL
Commercial, financial and agricultural:
Commercial, financial and agricultural	$13,633	$2,184	$744
Overdrafts	—	—	—
Commercial real estate	28,879	—	—
Construction real estate:
Commercial	577	—	—
Retail	—	97	41
Residential real estate:
Commercial	1,565	—	—
Mortgage	—	14,964	225
HELOC	—	1,702	108
Installment	—	53	1
Consumer
Consumer	—	2,693	947
Check loans	—	—	—
Leases	122	46	11
Total	$44,776	$21,739	$2,077

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

The following tables provide the amortized cost basis of collateral-dependent loans by class of loan, at September 30, 2026 and at December 31, 2025:

	September 30, 2026
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$170	$9,409	$12,849	$22,428
Commercial real estate	36,329	226	—	36,555
Construction real estate:
Commercial	1,579	—	—	1,579
Residential real estate:
Commercial	7,089	—	—	7,089
Mortgage	—	—	—	—
Leases	—	170	—	170
Total loans	$45,167	$9,805	$12,849	$67,821

	December 31, 2025
(In thousands)	Real Estate	Business Assets	Other	Total
Commercial, financial and agricultural
Commercial, financial and agricultural	$3,938	$9,444	$20,678	$34,060
Commercial real estate	29,554	650	—	30,204
Construction real estate:
Commercial	1,119	—	—	1,119
Residential real estate:
Commercial	1,612	—	—	1,612
Mortgage	76	—	—	76
Leases	—	168	—	168
Total loans	$36,299	$10,262	$20,678	$67,239

Interest income on nonaccrual loans is recognized on a cash basis only when Park expects to receive the entire recorded investment in the loans. The following table presents interest income recognized on nonaccrual loans for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Interest Income Recognized
(In thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Commercial, financial and agricultural:
Commercial, financial and agricultural	$93	$746	$596	$1,365
Overdrafts	—	—	—	—
Commercial real estate	392	389	1,245	1,004
Construction real estate:
Commercial	10	—	38	3
Retail	—	—	2	—
Residential real estate:
Commercial	84	19	147	59
Mortgage	125	97	456	285
HELOC	17	7	72	20
Installment	—	1	1	3
Consumer:
Consumer	46	41	132	130
Check loans	—	—	—	—
Leases	—	9	2	9
Total loans	$767	$1,309	$2,691	$2,878

The following tables present the aging of the amortized cost in past due loans at September 30, 2026 and at December 31, 2025 by class of loan:

	September 30, 2026
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural:
Commercial, financial and agricultural	$389	$6,176	$6,565	$1,363,690	$1,370,255
Overdrafts	—	—	—	1,444	1,444
Commercial real estate	3,211	3,546	6,757	3,090,730	3,097,487
Construction real estate:
Commercial	—	311	311	516,701	517,012
Retail	924	1,201	2,125	121,714	123,839
Residential real estate:
Commercial	781	1,459	2,240	990,639	992,879
Mortgage	21,481	15,144	36,625	1,421,850	1,458,475
HELOC	786	775	1,561	331,992	333,553
Installment	60	55	115	5,346	5,461
Consumer:
Consumer	9,769	1,393	11,162	1,834,022	1,845,184
Check loans	4	—	4	1,728	1,732
Leases	—	73	73	25,529	25,602
Total loans	$37,405	$30,133	$67,538	$9,705,385	$9,772,923
(1) Includes an aggregate of $3.5 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $60.3 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

	December 31, 2025
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Amortized Cost
Commercial, financial and agricultural
Commercial, financial and agricultural	$231	$6,382	$6,613	$1,203,434	$1,210,047
Overdrafts	—	—	—	2,103	2,103
Commercial real estate	77	1,298	1,375	2,207,285	2,208,660
Construction real estate:
Commercial	154	—	154	298,337	298,491
Retail	149	74	223	100,711	100,934
Residential real estate:
Commercial	33	219	252	752,443	752,695
Mortgage	16,503	8,317	24,820	1,350,821	1,375,641
HELOC	271	688	959	240,099	241,058
Installment	103	50	153	5,835	5,988
Consumer
Consumer	11,158	1,737	12,895	1,808,576	1,821,471
Check loans	3	—	3	1,773	1,776
Leases	21	—	21	32,357	32,378
Total loans	$28,703	$18,765	$47,468	$8,003,774	$8,051,242
(1) Includes an aggregate of $2.7 million of loans past due 90 days or more and accruing. The remaining loans were past due nonaccrual loans.
(2) Includes an aggregate of $50.5 million of nonaccrual loans which were current with respect to contractual principal and interest payments.

Credit Quality Indicators
Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information at September 30, 2026 and December 31, 2025 is included in the previous tables. The past due information is the primary credit quality indicator within the following classes of loans: (1) overdrafts in the commercial, financial and agricultural portfolio segment; (2) retail loans in the construction real estate portfolio segment; (3) mortgage loans, HELOC and installment loans in the residential real estate portfolio segment; and (4) consumer loans and check loans in the consumer portfolio segment. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher PD is applied to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded a 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher PD is applied to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the weaknesses are not corrected. Commercial loans graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording an individual reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the individually evaluated category. A commercial loan is deemed nonaccrual, and is individually evaluated, when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

Based on the most recent analysis performed, the risk category of commercial loans by class of loans at September 30, 2026 and at December 31, 2025 are detailed in the tables below. Also included in the tables detailing loan balances are gross charge offs for the nine months ended September 30, 2026 and for the year ended December 31, 2025. For purposes of the following tables, when a refinancing is treated as a new loan for accounting purposes, the loan is assigned a new origination year based on the date the new loan is recognized.

September 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Commercial, financial and agricultural (1)
Risk rating
Pass	$211,377	$239,839	$139,961	$83,216	$49,962	$77,240	$512,642	$1,314,237
Special Mention	23,418	1,452	1,040	403	2,444	661	9,126	38,544
Substandard	1,849	3,594	612	1,143	205	243	2,292	9,938
Doubtful	1,464	3,928	135	234	21	17	1,737	7,536
Total	$238,108	$248,813	$141,748	$84,996	$52,632	$78,161	$525,797	$1,370,255
Current period gross charge-offs	$3	$205	$228	$89	$30	$1,029	$43	$1,627

Commercial real estate (1)
Risk rating
Pass	$424,841	$539,867	$479,707	$264,782	$345,211	$881,671	$59,987	$2,996,066
Special Mention	5,141	16,273	8,426	7,282	5,170	11,534	360	54,186
Substandard	3,023	4,241	2,898	6,491	6,187	20,780	859	44,479
Doubtful	—	—	825	—	—	17	1,914	2,756
Total	$433,005	$560,381	$491,856	$278,555	$356,568	$914,002	$63,120	$3,097,487
Current period gross charge-offs	$—	$—	$33	$—	$95	$4	$—	$132

Construction real estate: Commercial
Risk rating
Pass	$179,362	$186,691	$81,552	$3,969	$4,503	$6,943	$38,823	$501,843
Special Mention	8,228	913	—	—	—	635	—	9,776
Substandard	311	4,404	—	20	—	25	—	4,760
Doubtful	633	—	—	—	—	—	—	633
Total	$188,534	$192,008	$81,552	$3,989	$4,503	$7,603	$38,823	$517,012
Current period gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$19

Residential Real Estate: Commercial
Risk rating
Pass	$164,155	$178,039	$124,112	$130,456	$102,989	$225,607	$48,790	$974,148
Special Mention	1,506	93	890	497	1,764	2,396	320	7,466
Substandard	4,991	1,532	800	1,165	741	1,217	250	10,696
Doubtful	321	248	—	—	—	—	—	569
Total	$170,973	$179,912	$125,802	$132,118	$105,494	$229,220	$49,360	$992,879
Current period gross charge-offs	$—	$—	$1	$1	$—	$54	$—	$56

September 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Leases
Risk rating
Pass	$3,537	$12,253	$5,247	$2,316	$899	$126	$—	$24,378
Special Mention	—	—	1,054	—	—	—	—	1,054
Substandard	—	—	—	—	74	—	—	74
Doubtful	—	50	23	23	—	—	—	96
Total	$3,537	$12,303	$6,324	$2,339	$973	$126	$—	$25,602
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating
Pass	$983,272	$1,156,689	$830,579	$484,739	$503,564	$1,191,587	$660,242	$5,810,672
Special Mention	38,293	18,731	11,410	8,182	9,378	15,226	9,806	111,026
Substandard	10,174	13,771	4,310	8,819	7,207	22,265	3,401	69,947
Doubtful	2,418	4,226	983	257	21	34	3,651	11,590
Total	$1,034,157	$1,193,417	$847,282	$501,997	$520,170	$1,229,112	$677,100	$6,003,235
Current period gross charge-offs	$3	$205	$262	$90	$125	$1,106	$43	$1,834
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

Park considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, Park also evaluates credit quality based on the aging status of the loan, which was previously presented, and by performing status. The following tables present the amortized cost in residential and consumer loans based on performing status and gross charge offs for the nine months ended September 30, 2026 and for the year ended December 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing. For purposes of the following tables, when a refinancing is treated as a new loan for accounting purposes, the loan is assigned a new origination year based on the date the new loan is recognized.

September 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$1,444	$—	$—	$—	$—	$—	$—	$1,444
Nonperforming	—	—	—	—	—	—	—	—
Total	$1,444	$—	$—	$—	$—	$—	$—	$1,444
Current period gross charge-offs	$862	$—	$—	$—	$—	$—	$—	$862

Construction Real Estate: Retail
Performing	$45,420	$45,770	$9,176	$4,658	$6,642	$10,527	$445	$122,638
Nonperforming	—	1,000	121	—	—	80	—	1,201
Total	$45,420	$46,770	$9,297	$4,658	$6,642	$10,607	$445	$123,839
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$106,308	$180,919	$207,590	$213,345	$219,710	$507,598	$—	$1,435,470
Nonperforming	—	2,893	4,626	4,139	3,875	7,472	—	23,005
Total	$106,308	$183,812	$212,216	$217,484	$223,585	$515,070	$—	$1,458,475
Current period gross charge-offs	$—	$611	$180	$46	$—	$46	$—	$883

Residential Real Estate: HELOC
Performing	$161	$171	$413	$752	$591	$705	$328,916	$331,709
Nonperforming	—	—	24	54	256	705	805	1,844
Total	$161	$171	$437	$806	$847	$1,410	$329,721	$333,553
Current period gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Residential Real Estate: Installment
Performing	$662	$1,193	$687	$635	$30	$2,199	$—	$5,406
Nonperforming	—	—	29	18	6	2	—	55
Total	$662	$1,193	$716	$653	$36	$2,201	$—	$5,461
Current period gross charge-offs	$—	$—	$—	$8	$—	$—	$—	$8

September 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer: Consumer
Performing	$526,578	$445,781	$309,911	$208,390	$185,886	$147,894	$16,995	$1,841,435
Nonperforming	143	517	1,012	807	648	622	—	3,749
Total	$526,721	$446,298	$310,923	$209,197	$186,534	$148,516	$16,995	$1,845,184
Current period gross charge-offs	$226	$2,155	$2,132	$2,559	$1,718	$1,171	$1	$9,962

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,732	$1,732
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,732	$1,732
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$35	$35

Total Consumer Loans
Performing	$680,573	$673,834	$527,777	$427,780	$412,859	$668,923	$348,088	$3,739,834
Nonperforming	143	4,410	5,812	5,018	4,785	8,881	805	29,854
Total	$680,716	$678,244	$533,589	$432,798	$417,644	$677,804	$348,893	$3,769,688
Current period gross charge-offs	$1,088	$2,766	$2,312	$2,613	$1,718	$1,218	$36	$11,751

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial, financial and agricultural: Overdrafts
Performing	$2,103	$—	$—	$—	$—	$—	$—	$2,103
Nonperforming	—	—	—	—	—	—	—	—
Total	2,103	$—	$—	$—	$—	$—	$—	$2,103
Current period gross charge-offs	$1,032	$—	$—	$—	$—	$—	$—	$1,032

Construction Real Estate: Retail
Performing	$50,128	$20,281	$12,129	$6,906	$4,429	$6,529	$418	$100,820
Nonperforming	—	—	—	—	17	97	—	114
Total	$50,128	$20,281	$12,129	$6,906	$4,446	$6,626	$418	$100,934
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Mortgage
Performing	$162,548	$206,140	$217,252	$223,910	$167,522	$381,822	$—	$1,359,194
Nonperforming	—	2,599	3,881	2,297	1,184	6,486	—	16,447
Total	$162,548	$208,739	$221,133	$226,207	$168,706	$388,308	$—	$1,375,641
Current period gross charge-offs	$—	$149	$104	$—	$—	$—	$—	$253

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Real Estate: HELOC
Performing	$—	$263	$550	$477	$13	$766	$237,287	$239,356
Nonperforming	—	15	33	90	16	681	867	1,702
Total	$—	$278	$583	$567	$29	$1,447	$238,154	$241,058
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate: Installment
Performing	$1,493	$900	$1,079	$61	$—	$2,402	$—	$5,935
Nonperforming	—	—	27	—	—	26	—	53
Total	$1,493	$900	$1,106	$61	$—	$2,428	$—	$5,988
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: Consumer
Performing	$582,158	$425,318	$301,142	$275,261	$120,561	$107,748	$5,362	$1,817,550
Nonperforming	452	618	832	1,174	303	542	—	3,921
Total	$582,610	$425,936	$301,974	$276,435	$120,864	$108,290	$5,362	$1,821,471
Current period gross charge-offs	$651	$2,803	$4,344	$3,194	$1,273	$945	$8	$13,218

Consumer: Check loans
Performing	$—	$—	$—	$—	$—	$—	$1,776	$1,776
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1,776	$1,776
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$28	$28

Total Consumer Loans
Performing	$798,430	$652,902	$532,152	$506,615	$292,525	$499,267	$244,843	$3,526,734
Nonperforming	452	3,232	4,773	3,561	1,520	7,832	867	22,237
Total	$798,882	$656,134	$536,925	$510,176	$294,045	$507,099	$245,710	$3,548,971
Current period gross charge-offs	$1,683	$2,952	$4,448	$3,194	$1,273	$945	$36	$14,531

Loans Acquired with Deteriorated Credit Quality
With the acquisition of First Citizens on February 1, 2026, Park purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The initial carrying amount of those loans was as follows:

(in thousands)	February 1, 2026
Par value of acquired loans at acquisition	$126,388
Allowance for credit losses at acquisition	(4,118)
Non-credit discount at acquisition	(7,697)
Purchase price of loans at acquisition	$114,573

The carrying amount of PCD loans at September 30, 2026 and December 31, 2025 was $111.5 million and $2.5 million, respectively. The allowance for credit losses on PCD loans totaled $4.3 million at September 30, 2026. There was no allowance for credit losses on PCD loans at December 31, 2025.

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

The following tables present the amortized cost basis of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three months and the nine months ended September 30, 2026 and 2025 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2026
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$27,056	$58	$3,306	$—	$30,420	2.22%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	360	933	451	—	1,744	0.06%
Construction real estate:
Commercial	—	—	3,636	1,644	—	—	5,280	1.02%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	3,823	—	—	—	3,823	0.39%
Mortgage	—	—	—	—	—	278	278	0.02%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	144	—	—	—	144	2.64%
Consumer:
Consumer	—	—	—	59	—	—	59	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$35,019	$2,694	$3,757	$278	$41,748	0.43%

	Three Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$—	$4,164	$593	$6,765	$—	$11,522	0.97%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	—	5,192	—	479	—	5,671	0.27%
Construction real estate:
Commercial	—	—	—	—	777	—	777	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	—	—	—	398	—	398	0.06%
Mortgage	—	—	—	—	—		—	—%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	6	—	—	—	6	0.10%
Consumer:
Consumer	—	—	—	—	—	—	—	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$—	$9,362	$593	$8,419	$—	$18,374	0.23%

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$206	$31,977	$58	$3,521	$—	$35,762	2.61%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	445	4,057	3,990	1,185	—	9,677	0.31%
Construction real estate:
Commercial	—	—	5,110	1,644	—	—	6,754	1.31%
Retail	—	—	1	—	—	—	1	—%
Residential real estate:
Commercial	—	—	4,514	—	548	—	5,062	0.51%
Mortgage	—	—	—	295	224	278	797	0.05%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	166	—	—	—	166	3.04%
Consumer:
Consumer	—	—	—	59	—	—	59	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$651	$45,825	$6,046	$5,478	$278	$58,278	0.60%

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Percent of Total Class of Financing Receivable
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	$916	$23,145	$145	$7,359	$—	$31,565	2.65%
Overdrafts	—	—	—	—	—	—	—	—%
Commercial real estate	—	4,670	3,385	1,445	1,334	1,976	12,810	0.60%
Construction real estate:
Commercial	—	—	—	—	777	—	777	0.23%
Retail	—	—	—	—	—	—	—	—%
Residential real estate:
Commercial	—	898	503	—	398	—	1,799	0.25%
Mortgage	—	—	—	—	—	971	971	0.07%
HELOC	—	—	—	—	—	—	—	—%
Installment	—	—	194	—	38	—	232	3.94%
Consumer:
Consumer	—	—	—	35	—	—	35	—%
Check loans	—	—	—	—	—	—	—	—%
Leases	—	—	—	—	—	—	—	—%
Total	$—	$6,484	$27,227	$1,625	$9,906	$2,947	$48,189	0.60%

At September 30, 2026, Park had commitments to lend $4.1 million related to loans that were experiencing both financial difficulty and had been modified during the nine months ended September 30, 2026.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(1.97)%	0.4	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(1.52)%	3.3	0.0
Construction real estate:
Commercial	—	(0.15)%	1.0	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	—%	0.9	0.0
Mortgage	—	—%	0.3	0.3
HELOC	—	—%	0.0	0.0
Installment	—	—%	10.8	0.0
Consumer:
Consumer	—	(1.23)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.40)%	0.6	0.3

	Three Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(4.75)%	0.9	0.0
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.74)%	1.1	0.0
Construction real estate:
Commercial	—	(0.31)%	0.8	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.03)%	3.0	0.0
Mortgage	—	—%	0.0	0.0
HELOC	—	—%	0.0	0.0
Installment	—	—%	10.0	0.0
Consumer:
Consumer	—	—%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(3.99)%	1.0	0.0

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(1.92)%	0.6	0.5
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.72)%	6.1	0.5
Construction real estate:
Commercial	—	(0.15)%	1.1	0.0
Retail	—	—%	0.9	0.0
Residential real estate:
Commercial	—	(0.93)%	2.6	0.0
Mortgage	—	(2.42)%	0.3	0.3
HELOC	—	—%	0.0	0.0
Installment	—	—%	10.7	0.0
Consumer:
Consumer	—	(1.23)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(1.10)%	1.5	0.5

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial, financial and agricultural:
Commercial, financial and agricultural	$—	(4.66)%	1.1	0.4
Overdrafts	—	—%	0.0	0.0
Commercial real estate	—	(0.70)%	2.5	0.5
Construction real estate:
Commercial	—	(0.31)%	0.8	0.0
Retail	—	—%	0.0	0.0
Residential real estate:
Commercial	—	(1.03)%	2.7	0.5
Mortgage	—	—%	0.5	0.5
HELOC	—	—%	0.0	0.0
Installment	—	(0.31)%	11.1	0.0
Consumer:
Consumer	—	(0.29)%	0.0	0.0
Check loans	—	—%	0.0	0.0
Leases	—	—%	0.0	0.0
Total	$—	(3.26)%	1.4	0.5

Park closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of Park's modification efforts. The following tables provide the performance of loans as of the period end date, of modifications made to borrowers experiencing financial difficulty during the twelve months preceding September 30, 2026 and September 30, 2025, respectively:

	Twelve Months Ended September 30, 2026
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$44,080	$—	$1,190	$50	$45,320
Overdrafts	—	—	—	—	—
Commercial real estate	9,958	—	—	—	9,958
Construction real estate:
Commercial	7,249	—	—	—	7,249
Retail	1	—	—	—	1
Residential real estate:
Commercial	4,719	414	—	—	5,133
Mortgage	702	—	295	150	1,147
HELOC	—	—	—	—	—
Installment	211	—	—	—	211
Consumer:
Consumer	15	8	—	36	59
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$66,935	$422	$1,485	$236	$69,078

	Twelve Months Ended September 30, 2025
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial, financial and agricultural:
Commercial, financial and agricultural	$35,274	$—	$262	$—	$35,536
Overdrafts	—	—	—	—	—
Commercial real estate	13,201	—	175	147	13,523
Construction real estate:
Commercial	777	—	—	—	777
Retail	—	—	—	—	—
Residential real estate:
Commercial	1,799	—	—	—	1,799
Mortgage	1,038	89	—	151	1,278
HELOC	—	—	—	—	—
Installment	258	—	—	20	278
Consumer:
Consumer	35	—		—	35
Check loans	—	—	—	—	—
Leases	—	—	—	—	—
Total	$52,382	$89	$437	$318	$53,226

The following tables present the amortized cost basis of loans that had a payment default subsequent to modification during the three months and nine months ended September 30, 2026 and 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms:

	Three Months Ended September 30, 2026
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,240	$—	$—	$—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	307	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	630	—	—	—
Mortgage	—	295	—	150
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	44	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$2,177	$339	$—	$150

	Three Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$800	$—	$262	$—
Overdrafts	—	—	—	—
Commercial real estate	147	—	175	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	240
HELOC	—	—	—	—
Installment	—	—	20	—
Consumer:
Consumer	—	—	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$947	$—	$457	$240

	Nine Months Ended September 30, 2026
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$1,888	$—	$—	$—
Overdrafts	—	—	—	—
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	307	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	630	—	—	—
Mortgage	—	295	224	150
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer:
Consumer	—	44	—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$2,825	$339	$224	$150

	Nine Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay
Commercial, financial and agricultural:
Commercial, financial and agricultural	$800	$—	$262	$—
Overdrafts	—	—	—	—
Commercial real estate	147	—	175	—
Construction real estate:
Commercial	—	—	—	—
Retail	—	—	—	—
Residential real estate:
Commercial	—	—	—	—
Mortgage	—		—	240
HELOC	—	—	—	—
Installment	—	—	20	—
Consumer:
Consumer	—		—	—
Check loans	—	—	—	—
Leases	—	—	—	—
Total loans	$947	$—	$457	$240

Upon the determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amounts.

Note 7 – Allowance for Credit Losses

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for (recovery of) credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.

As part of the acquisition of First Citizens, Park recorded a day 1 ACL of $18.5 million. In accordance with ASU 2025-08, the day 1 ACL was recorded as an increase to the ACL with a corresponding increase to Goodwill.

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
◦As of September 30, 2026, the "most likely" scenario forecasted Ohio unemployment between 4.13% and 5.22% during the next four quarters. In determining the appropriate weighting of scenarios at September 30, 2026, management considered the range of forecasted unemployment as well as a number of economic indicators. While some economic indications are showing stabilization or slight improvement, continued elevated levels of inflation, volatile and very low levels of consumer confidence, unemployment rate volatility, the interest rate environment, geo-political conflict (including conflict related to tariffs and the conflict between the U.S. and Iran), and uncertainty regarding fiscal policy of the current political administration, to the overall economic environment. Considering these factors, management determined it was appropriate to maintain the existing weighting, and weigh the "most likely" scenario 50% and the "moderate recession" scenario 50% at September 30, 2026. Changes in forecasts, incorporation of an acquired loan portfolio, as well as changes in loan mix resulted in a 12 basis point decrease in the weighted quantitative allowance from December 31, 2025 and a 2 basis point decrease in the weighted quantitative allowance from June 30, 2026.

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

Qualitative adjustments amounted to $7.5 million and $3.2 million at September 30, 2026 and December 31, 2025, respectively. Significant qualitative adjustments include the following:
•Helene: Qualitative adjustments included a $650,000 and $561,000 reserve at September 30, 2026 and December 31, 2025, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region. This reserve considers the overall population of loans to borrowers in this area. While Helene impacted this region in October 2024, many borrowers are still navigating the insurance claim process and local businesses are waiting to see the full economic impact on tourist season.
•Mortgage loan grant programs: Qualitative adjustments included a $2.6 million and $2.3 million reserve at September 30, 2026 and December 31, 2025, respectively, related to Park's mortgage loan grant programs designed to assist borrowers in attaining home ownership. As of September 30, 2026, the total loans in these mortgage loan grant programs totaled $260.4 million. Delinquency rates within these mortgage loan grant programs have become higher than those of Park's traditional 30-year mortgage portfolio loans. These mortgage loan grant programs require very little, if any, down payment, and the loan-to-value on these loans are generally at 90% or above. For these reasons, management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs.
•Former First Citizens loans: Qualitative adjustments included a $3.2 million additional reserve at September 30, 2026 related to the newly acquired First Citizens loan portfolio. The qualitative adjustment reflects risks associated with entry into new markets, the integration of credit administration practices, and a lower quantitative reserve compared to legacy segments. Although pre‑acquisition due diligence indicated a risk profile generally consistent with Park’s existing loan portfolio, the quantitative ACL calculated for former First Citizens loans was significantly below that of the legacy portfolio. In order to take into consideration all of these factors, management added an additional 20 bps reserve to the affected loans, or $3.2 million, as of September 30, 2026. Park believes that the resulting reserve on former First Citizens loans is more in line with the legacy portfolio.
•Expected extension: During the second quarter of 2026, management identified one special mention loan that is reasonably expected to be extended beyond its current contractual term. This same loan is still reasonably expected to be extended beyond its contractual term as of September 30, 2026. As a result, the allowance at September 30, 2026 included an additional qualitative reserve of $706,000 related to this $22.7 million loan to account for the expected extension of the loan term.

ACL Activity
The activity in the ACL for the three-month and nine-month periods ended September 30, 2026 and September 30, 2025 is summarized in the following tables:

	Three Months Ended September 30, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$19,980	$26,205	$7,893	$30,342	$25,999	$267	$110,686
Initial allowance-PCD loans	2,141	205	3	(34)	—	—	2,315
Initial allowance-PSL	356	223	34	1	6	—	620
Charge-offs	448	95	19	749	3,364	—	4,675
Recoveries	308	1	—	53	1,525	—	1,887
Net charge-offs	$140	$94	$19	$696	$1,839	$—	$2,788
(Recovery of) provision for credit losses	(2,266)	(1,182)	(258)	1,452	1,302	(12)	(964)
Ending balance	$20,071	$25,357	$7,653	$31,065	$25,468	$255	$109,869

	Three Months Ended September 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$11,103	$20,499	$7,765	$24,510	$25,716	$192	$89,785
Charge-offs	475	—	—	27	3,424	—	3,926
Recoveries	195	52	4	14	1,604	—	1,869
Net charge-offs/(recoveries)	$280	$(52)	$(4)	$13	$1,820	$—	$2,057
Provision for (recovery of) credit losses	2,536	(36)	(650)	537	1,579	64	4,030
Ending balance	$13,359	$20,515	$7,119	$25,034	$25,475	$256	$91,758

	Nine Months Ended September 30, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973
Initial allowance-PCD loans	2,552	835	583	146	2	—	4,118
Initial allowance-PSL	1,634	7,064	1,756	3,753	183	—	14,390
Charge-offs	2,489	132	19	948	9,997	—	13,585
Recoveries	894	24	8	226	4,538	—	5,690
Net charge-offs	$1,595	$108	$11	$722	$5,459	$—	$7,895
Provision for (recovery of) credit losses	3,338	(611)	(2,384)	544	5,349	47	6,283
Ending balance	$20,071	$25,357	$7,653	$31,065	$25,468	$255	$109,869

	Nine Months Ended September 30, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Beginning balance	$12,683	$19,571	$7,125	$22,355	$26,081	$151	$87,966
Charge-offs	1,048	68	—	152	10,222	—	11,490
Recoveries	719	850	1,115	114	4,845	—	7,643
Net charge-offs/(recoveries)	$329	$(782)	$(1,115)	$38	$5,377	$—	$3,847
Provision for (recovery of) credit losses	1,005	162	(1,121)	2,717	4,771	105	7,639
Ending balance	$13,359	$20,515	$7,119	$25,034	$25,475	$256	$91,758

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2026 and at December 31, 2025, respectively, Park had $13.7 million and $4.0 million in mortgage loans held for sale. These amounts are included in loans on the Consolidated Condensed Balance Sheets and in the residential real estate loan portfolio segment in Note 6 - Loans, and Note 7 - Allowance for Credit Losses. The contractual balance was $13.5 million and $3.9 million at September 30, 2026 and at December 31, 2025, respectively. The gain expected upon sale was $195,000 and $65,000 at September 30, 2026 and at December 31, 2025, respectively. None of these loans were 90 days or more past due or on nonaccrual status at September 30, 2026 or at December 31, 2025.

Note 9 – Goodwill and Other Intangible Assets

The following table shows the activity in goodwill and other intangible assets for three-month and the nine-month periods ended September 30, 2026 and 2025.

(in thousands)	Goodwill	Core deposit intangible asset	Other intangible assets	Total
July 1, 2025	$159,595	$2,890	$—	$162,485
Amortization	—	248	—	248
September 30, 2025	$159,595	$2,642	$—	$162,237

July 1, 2026	$263,917	$33,756	$3,313	$300,986
Acquired goodwill and other intangible assets	4,333	—	—	4,333
Amortization	—	1,774	163	1,937
September 30, 2026	$268,250	$31,982	$3,150	$303,382

(in thousands)	Goodwill	Core deposit intangible asset	Other intangible assets	Total
December 31, 2024	$159,595	$3,437	$—	$163,032
Amortization	—	795	—	795
September 30, 2025	$159,595	$2,642	$—	$162,237

December 31, 2025	$159,595	$2,395	$—	$161,990
Acquired goodwill and other intangible assets	108,655	34,440	3,585	146,680
Amortization	—	4,853	435	5,288
September 30, 2026	$268,250	$31,982	$3,150	$303,382

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of September 30, 2026, and subject to adjustment for up to one year after the acquisition date. During the three months ended September 30, 2026, adjustments were made to goodwill totaling $4.3 million.

In past years, Park evaluated goodwill for impairment during the second quarter, with financial data as of the immediately prior March 31. To align the impairment analysis more closely with year-end, Park is moving its annual goodwill impairment testing to the fourth quarter, starting with fiscal year 2026. Based on the qualitative analysis performed as of April 1, 2025, the Company determined that goodwill for Park's reporting unit, PNB, was not impaired. No events or circumstances have occurred since April 1, 2025 that would indicate a potential impairment of goodwill.

Acquired Intangible Assets

The following table shows the balance of acquired intangible assets at September 30, 2026 and at December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Core deposit intangible asset	$48,896	$16,914	$14,456	$12,061
Customer relationship intangible asset	3,585	435	—	—
Total	$52,481	$17,349	$14,456	$12,061

The core deposit intangible asset and the customer relationship intangible asset are being amortized, on an accelerated basis, over a period of ten years. Aggregate amortization expense was $1.9 million and $248,000 for the three-month periods and $5.3 million and $795,000 for the nine-month periods ended September 30, 2026 and 2025, respectively.

Estimated amortization expense related to core deposit intangible asset and the customer relationship intangible asset for the remainder of 2026 and the next four years follows:

(in thousands)	Core deposit intangible asset	Customer relationship intangible asset
Three months ending December 31, 2026	$1,774	$163
2027	6,442	592
2028	5,679	527
2029	4,572	462
2030	3,809	396

Note 10 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve its goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments at September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Affordable housing tax credit investments	$74,151	$69,932
Unfunded commitments	28,935	25,586

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between the remainder of 2026 through 2039.

Park recognized amortization expense of $2.3 million for each of the three-month periods ended September 30, 2026 and 2025, and $6.8 million for each of the nine-month periods ended September 30, 2026 and 2025, which were included within "Income taxes" in the consolidated condensed statements of income. Additionally, during the three months ended September 30, 2026 and 2025, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.7 million and $2.9 million, and during the nine months ended September 30, 2026 and 2025, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $8.2 million and $8.5 million, respectively, which were included within "Income taxes" in the consolidated condensed statements of income.

Note 11 – Foreclosed and Repossessed Assets

Park typically transfers a loan to OREO at the time that Park takes deed/title to the real estate property asset. In addition, during the three months ended March 31, 2026, Park acquired $20.3 million of OREO in connection with the acquisition of First Citizens. The carrying amounts of foreclosed real estate properties held at September 30, 2026 and December 31, 2025 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2026	December 31, 2025
OREO:
Commercial real estate	$111	$91
Residential real estate	18,512	—
Construction real estate	—	638
Total OREO	$18,623	$729

Loans in process of foreclosure:
Residential real estate	$3,982	$3,932

In addition to real estate, Park may also repossess different types of collateral. As of September 30, 2026 and December 31, 2025, Park had $1.1 million and $0.9 million in other repossessed assets which are included in "Other assets" on the Consolidated Condensed Balance Sheets.

Note 12 – Loan Servicing

Park serviced sold mortgage loans of $1.82 billion at September 30, 2026, compared to $1.84 billion at December 31, 2025 and $1.83 billion at September 30, 2025. At September 30, 2026, $2.1 million of the sold mortgage loans were sold with recourse, compared to $2.3 million at December 31, 2025 and $2.4 million at September 30, 2025. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At both September 30, 2026 and December 31, 2025, management had established reserves of $18,000, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
MSRs:
Carrying amount, net, beginning of period	$13,497	$13,729	$13,697	$13,918
Additions	444	374	1,154	1,037
Amortization	(502)	(454)	(1,411)	(1,302)
Change in valuation allowance	—	18	(1)	14
Carrying amount, net, end of period	$13,439	$13,667	$13,439	$13,667

Valuation allowance:
Beginning of period	$4	$23	$3	$19
Change in valuation allowance	—	(18)	1	(14)
End of period	$4	$5	$4	$5

Servicing fees included in "Other service income" were $1.2 million for both the three months ended September 30, 2026 and 2025, respectively, and $3.6 million for both the nine months ended September 30, 2026 and 2025, respectively.

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

Park's operating lease ROU asset and lease liability are presented in “Operating lease ROU asset" and "Operating lease liability," respectively, on Park's Consolidated Condensed Balance Sheets. The carrying amounts of Park's ROU asset and lease liability at September 30, 2026 were $16.5 million and $17.9 million, respectively. At December 31, 2025, the carrying amounts of Park's ROU asset and lease liability were $15.7 million and $17.1 million, respectively. Park's operating lease expense is recorded in "Occupancy expense" on the Company's Consolidated Condensed Statements of Income.

Other information related to operating leases for the three-month and nine-month periods ended September 30, 2026 and 2025 follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Lease cost
Operating lease cost	$809	$660	$2,373	$1,957
Sublease income	—	—	—	—
Total lease cost	$809	$660	$2,373	$1,957

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$794	$639	$2,335	$1,323
Acquired ROU assets and operating lease liabilities	—	—	2,041	—
ROU assets obtained in exchange for new operating lease liabilities	18	226	413	1,598
Reductions to ROU assets resulting from reductions to lease obligations	$(599)	$(470)	$(1,752)	$(1,352)
(1) Includes a tenant improvement allowance of $524,000 related to the reimbursement of leasehold expenditures for the nine-month period ended September 30, 2025.

Park's operating leases had a weighted average remaining term of 8.3 years and 9.3 years at September 30, 2026 and December 31, 2025, respectively. The weighted average discount rate of Park's operating leases was 4.4% at both September 30, 2026 and at December 31, 2025.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2026
Three months ending December 31, 2026	$794
2027	3,151
2028	3,059
2029	3,060
2030	2,007
Thereafter	9,641
Total undiscounted minimum lease payments	$21,712
Present value adjustment	(3,791)
Total lease liabilities	$17,921

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

At September 30, 2026 and at December 31, 2025, Park's repurchase agreement borrowings totaled $135.8 million and $81.7 million, respectively. These borrowings were primarily collateralized with U.S. Government sponsored entities' asset-backed securities and obligations of U.S. Government sponsored entities with a fair value of $185.8 million and $110.3 million at September 30, 2026 and at December 31, 2025, respectively. Declines in the value of the collateral would require Park to pledge additional securities. At September 30, 2026 and at December 31, 2025, Park had $210.3 million and $119.2 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2026 and at December 31, 2025:

	September 30, 2026
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$135,804	$—	$—	$—	$135,804

	December 31, 2025
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government sponsored entities' asset-backed securities	$81,711	$—	$—	$—	$81,711

Note 15 - Subordinated Notes

On February 1, 2026, following the acquisition of First Citizens, Park assumed the role of successor to First Citizens in several Trust Agreements and Junior Subordinated Indentures related to the issuance of subordinated notes. The agreements are summarized in the following paragraphs.

First Citizens Subordinated Notes
In March 2005, First Citizens formed First Citizens (TN) Statutory Trust III ("FC Trust III"), a Delaware statutory trust, that issued $5.0 million of FC Trust III's floating rate preferred securities (the “FC III Trust Preferred Securities”) to institutional investors. These FC III Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of FC Trust III are owned by Park. The proceeds from the issuance of the common securities and the FC III Trust Preferred Securities were used by FC Trust III to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 206 basis points. The junior subordinated notes represent the sole asset of FC Trust III. The FC III Trust Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 206 basis points per annum. The FC III Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in March 2035, or upon earlier redemption as provided in the junior subordinated notes. The junior subordinated notes purchased by FC Trust III have been available for redemption since March 2010. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, FC Trust III is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

In March 2007, First Citizens formed First Citizens (TN) Statutory Trust IV ("FC Trust IV"), a Delaware statutory trust, that issued $5.0 million of FC Trust IV's floating rate preferred securities (the “FC IV Trust Preferred Securities”) to institutional investors. These FC IV Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of FC Trust IV are owned by Park. The proceeds from the issuance of the common securities and the FC IV Trust Preferred Securities were used by FC Trust IV to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 201 basis points. The junior subordinated notes represent the sole asset of FC Trust IV. The FC IV Trust Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 201 basis points per annum. The FC IV Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in June 2037, or upon earlier redemption as provided in the junior subordinated notes. The junior subordinated notes purchased by FC Trust IV have been available for redemption since March 2012. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, FC Trust IV is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

Pursuant to First Citizens merger with Southern Heritage Bancshares on October 1, 2014, First Citizens assumed the debentures issued to Southern Heritage Statutory Trust I ("SH Trust I"). In December 2004, Southern Heritage Bancshares formed SH Trust I, a Delaware statutory trust, that issued $5.0 million of SH Trust I's floating rate preferred securities (the “SH I Trust Preferred Securities”) to institutional investors. These SH I Trust Preferred Securities qualify as Tier I capital under FRB guidelines. All of the common securities of SH Trust I are owned by Park. The proceeds from the issuance of the common securities and the SH I Trust Preferred Securities were used by SH Trust I to purchase $5.2 million of junior subordinated notes, which, following the cessation of LIBOR on June 30, 2023, carry a floating rate based on three-month CME Term SOFR plus 231 basis points. The junior subordinated notes represent the sole asset of SH Trust I. The SH I Preferred Securities accrue and pay distributions at a floating rate of three-month CME Term SOFR plus 231 basis points per annum. The SH I Trust Preferred Securities are mandatorily redeemable upon maturity of the junior subordinated notes in December 2034, or upon earlier redemption as provided in the junior subordinated notes. The junior subordinated notes purchased by SH Trust I have been available for redemption since December 2009. As specified in the indenture, if the junior subordinated notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest. In accordance with U.S. GAAP, SH Trust I is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

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

In conjunction with the Carolina Alliance acquisition, Park acquired interest rate swaps related to certain commercial loans. Simultaneously with borrowers entering into interest rate swaps, Carolina Alliance entered into offsetting interest rate swaps executed with a third party, such that Carolina Alliance minimized its net interest rate risk exposure resulting from such transactions. These interest rate swaps had a notional amount totaling $10.4 million and $13.1 million at September 30, 2026 and at December 31, 2025, respectively.

While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. The aggregate fair value of the interest rate swaps is recorded in "Other assets" and "Other liabilities" with changes in fair value recorded in "Miscellaneous Other Income" and "Miscellaneous Other Expense". During the three-month and nine-month periods ended September 30, 2026 and 2025, no net gain or loss was recorded related to these interest rate swaps.

Summary information about Park's interest rate swaps at September 30, 2026 and at December 31, 2025 follows:

	September 30, 2026	December 31, 2025
(In thousands, except weighted average data)	Loan Derivatives	Loan Derivatives
Notional amounts	$10,430	$13,060
Weighted average pay rates	4.656%	4.533%
Weighted average receive rates	4.656%	4.533%
Weighted average maturity (years)	4.9	4.9
Unrealized losses	$—	$—
The following table reflects the interest rate swaps included in the consolidated condensed balance sheets at September 30, 2026 and at December 31, 2025.

(In thousands)	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$—	$—	$—	$—
Matched interest rate swaps with counterparty	10,430	832	13,060	548
Total included in "Other assets"	$10,430	$832	$13,060	$548

Included in "Other liabilities":
Loan derivatives - instruments associated with loans
Matched interest rate swaps with borrower	$10,430	$(832)	$13,060	$(548)
Matched interest rate swaps with counterparty	—	—	—	—
Total included in "Other liabilities"	$10,430	$(832)	$13,060	$(548)

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

At September 30, 2026 and at December 31, 2025, Park had $9.9 million and $6.0 million, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $161,000 and $115,000 at September 30, 2026 and at December 31, 2025, respectively.

Other Derivatives
In connection with the sale during 2009 of the Class B Visa Inc. shares held by Park, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of the Class B Visa shares resulting from certain Visa litigation. At September 30, 2026 and December 31, 2025, the fair value of the swap agreement liability of $323,000 and $268,000, respectively, represented an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 17 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2026 and 2025:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at July 1, 2026	$19,607	$(36,508)	$(16,901)
Other comprehensive loss before reclassifications	—	(52,804)	(52,804)
Net current period other comprehensive loss	—	(52,804)	(52,804)
Ending balance at September 30, 2026	$19,607	$(89,312)	$(69,705)

Beginning balance at July 1, 2025	$16,754	$(48,261)	$(31,507)
Other comprehensive income before reclassifications	—	5,811	5,811
Net current period other comprehensive income	—	5,811	5,811
Ending balance at September 30, 2025	$16,754	$(42,450)	$(25,696)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized (losses) gains on debt securities AFS	Total
Beginning balance at January 1, 2026	$19,607	$(32,346)	$(12,739)
Other comprehensive loss before reclassifications	—	(56,110)	(56,110)
Amounts reclassified from accumulated other comprehensive loss	—	(856)	(856)
Net current period other comprehensive loss	—	(56,966)	(56,966)
Ending balance at September 30, 2026	$19,607	$(89,312)	$(69,705)

Beginning balance at January 1, 2025	$16,754	$(62,929)	$(46,175)
Other comprehensive income before reclassifications	—	20,479	20,479
Net current period other comprehensive income	—	20,479	20,479
Ending balance at September 30, 2025	$16,754	$(42,450)	$(25,696)

The following table provides information concerning amounts reclassified out of accumulated other comprehensive loss for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025	Affected Line Item in the Consolidated Condensed Statements of Income
Unrealized losses on AFS debt securities
Net gain on the sale of debt securities	$—	$—	$(1,084)	$—	Gain on the sale of debt securities, net
Income before income taxes	—	—	(1,084)	—	Income before income taxes
Income tax effect	—	—	(228)	—	Income taxes
Net of income tax benefit	$—	$—	$(856)	$—	Net income

Note 18 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for three months and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
(In thousands, except common share and per common share data)	2026	2025	2026	2025
Numerator:
Net income	$56,932	$47,158	$157,371	$137,434
Denominator:
Weighted-average common shares outstanding	18,064,161	16,071,347	17,844,001	16,120,213
Effect of dilutive PBRSUs and TBRSUs	118,778	101,924	96,950	89,048
Weighted-average common shares outstanding adjusted for the effect of dilutive PBRSUs and TBRSUs	18,182,939	16,173,271	17,940,951	16,209,261
Earnings per common share:
Basic earnings per common share	$3.15	$2.93	$8.82	$8.53
Diluted earnings per common share	$3.13	$2.92	$8.77	$8.48

Park awarded 58,778 PBRSUs and 49,350 PBRSUs to certain employees during the nine months ended September 30, 2026 and 2025, respectively. No PBRSUs were awarded during either of the three months ended September 30, 2026 and 2025

On February 1, 2026, Park issued 1,988,131 common shares to complete its acquisition of First Citizens and granted 13,890 TBRSUs to former First Citizens employees. These common shares are included in average common shares outstanding beginning on that date. In total, Park awarded 14,500 TBRSUs during nine months ended September 30, 2026. No TBRSUs were awarded during the three months ended September 30, 2026 or the three or nine months ended September 30, 2025.

Park repurchased an aggregate of 33,090 common shares during the nine months ended September 30, 2026, and an aggregate of 120,000 common shares during nine months ended September 30, 2025 to fund the PBRSUs, TBRSUs, and the common shares to be awarded to directors of Park and to directors of Park's subsidiary PNB (and its Advisory Boards) as well as pursuant to Park's previously announced stock repurchase authorizations. No common shares were repurchased during the three months ended September 30, 2026 or the three months ended September 30, 2025.

Note 19 - Share-Based Compensation

The 2017 Employees LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP made equity-based awards and cash-based awards available for grant to employee participants in the form of incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares were authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2026, there were 190,231 common shares subject to PBRSUs and 13,890 common shares subject to TBRSUs issued under the 2017 Employees LTIP, which represented the only awards outstanding under the 2017 Employees LTIP.

The 2026 Employees LTIP was approved by Park's Board of Directors on January 20, 2026 and by Park's shareholders at the Annual Meeting of Shareholders on April 27, 2026. The 2026 Employees LTIP became effective on April 27, 2026, and replaced the 2017 Employees LTIP. Accordingly, no new awards could be granted under the 2017 Employees LTIP after April 27, 2026, although previously granted awards remain outstanding in accordance with their terms. The 2026 Employees LTIP makes equity-based awards and cash-based awards available for grant to eligible employee participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Subject to adjustment as provided in the 2026 Employees LTIP, 1,500,000 common shares are authorized for issuance in connection with awards granted under the 2026 Employees LTIP. The 2026 Employees LTIP will terminate on April 27, 2036, unless earlier terminated by Park's Board of Directors; however, no incentive stock option may be granted after January 20, 2036. At September 30, 2026, 1,499,390 common shares were available for future grants under the 2026 Employees LTIP.

The 2017 Non-Employee Directors LTIP was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP made equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, SARs, restricted stock, restricted stock units, other stock-based awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares were authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2026, there were no outstanding awards issued under the 2017 Non-Employee Directors LTIP.

The 2026 Directors LTIP was approved by Park's Board of Directors on January 20, 2026, and by Park's shareholders at the Annual Meeting of Shareholders on April 27, 2026. The 2026 Directors LTIP became effective on April 27, 2026, and replaced the 2017 Non-Employee Directors LTIP. Accordingly, no new awards could be granted under the 2017 Non-Employee Directors LTIP after April 27, 2026, although previously granted awards remain outstanding in accordance with their terms. The 2026 Directors LTIP makes equity-based awards and cash-based awards available for grant to non-employee director participants in the form of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. Subject to adjustment as provided in the 2026 Directors LTIP, 150,000 common shares are authorized for issuance in connection with awards granted under the 2026 Directors LTIP. The 2026 Directors LTIP will terminate on April 27, 2036, unless earlier terminated by Park's Board of Directors. At September 30, 2026, 150,000 common shares were available for future grants under the 2026 Directors LTIP.

During the nine months ended September 30, 2026 and 2025, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2017 Employees LTIP, covering an aggregate of 58,778 common shares and 49,350 common shares, respectively, to certain employees of Park and its subsidiaries. No PBRSU awards were granted during either of the three months ended September 30, 2026 and 2025. At September 30, 2026, Park reported 190,231 nonvested PBRSUs. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria over a three-year period. The PBRSUs are also subject to subsequent service-based vesting.

Additionally, on February 1, 2026, Park granted 13,890 TBRSUs to former First Citizens employees under the 2017 Employees LTIP. In total, Park awarded 14,500 TBRSUs during the nine months ended September 30, 2026, respectively. No TBRSUs were granted during the three months ended September 30, 2026 or the three or nine months ended September 30, 2025. The number of TBRSUs earned or settled are subject to service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs and TBRSUs for the nine months ended September 30, 2026 and 2025 follows. PBRSUs herein represent the maximum number of nonvested PBRSUs. The fair value of the PBRSUs and TBRSUs was determined using the quoted price of Park stock on the date of grant.

	Common shares subject to PBRSUs and TBRSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	186,020	$131.20
Granted	49,350	170.72
Vested	(51,833)	119.31
Forfeited	(513)	152.68
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at September 30, 2025	183,024	$145.17

Nonvested at January 1, 2026	182,384	$145.13
Granted	73,278	159.71
Vested	(49,073)	138.65
Forfeited	(1,858)	150.60
Adjustment for performance conditions of PBRSUs (1)	—	—
Nonvested at September 30, 2026 (2)	204,731	$151.85
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein, if any, represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.
(2) Nonvested amount herein represents the maximum number of nonvested PBRSUs and TBRSUs. As of September 30, 2026, an aggregate of 204,731 PBRSUs and TBRSUs were expected to vest.

A summary of awards vested during the three months and nine months ended September 30, 2026 and 2025 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PBRSUs vested	—	—	49,073	51,833
Common shares withheld to satisfy employee income tax withholding obligations	—	—	18,216	19,468
Net common shares issued	—	—	30,857	32,365

Share-based compensation expense of $2.3 million and $1.8 million was recognized for the three-month periods ended September 30, 2026 and 2025, respectively, and share-based compensation expense of $6.8 million and $5.5 million was recognized for the nine-month periods ended September 30, 2026 and 2025, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs and TBRSUs outstanding at September 30, 2026:

(In thousands)
Three months ending December 31, 2026	$2,302
2027	6,878
2028	4,204
2029	1,782
2030	281
Total	$15,447

Note 20 – Benefit Plans

Park has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. The Pension Plan provides benefits based on an employee’s years of service and compensation.

There were no Pension Plan contributions for any of the three-month and nine-month periods ended September 30, 2026 or 2025. Additionally, no contributions are expected to be made during the remainder of 2026.

The following table shows the components of net periodic pension benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2026	2025	2026	2025
Service cost	$1,825	$1,632	$5,257	$4,896	Employee benefits
Interest cost	1,616	1,478	4,802	4,434	Other components of net periodic pension benefit income
Expected return on plan assets	(4,035)	(3,834)	(12,105)	(11,502)	Other components of net periodic pension benefit income
Recognized prior service cost	(30)	12	(87)	36	Other components of net periodic pension benefit income
Net periodic pension benefit income	$(624)	$(712)	$(2,133)	$(2,136)

Park has entered into Supplemental Executive Retirement Plan Agreements (the “SERP Agreements”) with certain key officers of Park and its subsidiaries which provide defined pension benefits in excess of limits imposed by federal tax law. The expense for the Corporation related to the SERP Agreements for the three months and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
(In thousands)	2026	2025	2026	2025
Service cost	$191	$195	$574	$583	Employee benefits
Interest cost	216	183	658	547	Miscellaneous expense
Total SERP expense	$407	$378	$1,232	$1,130

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2026 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2026
Assets
Investment securities:
Obligations of U.S. Government sponsored entities	$—	$88,534	$—	$88,534
Obligations of states and political subdivisions	—	289,504	813	290,317
U.S. Government sponsored entities’ asset-backed securities	—	781,480	—	781,480
Collateralized loan obligations	—	26,808	—	26,808
Corporate debt securities	—	11,816	24,143	35,959
Equity securities	2,309	436	661	3,406
Mortgage loans held for sale	—	13,669	—	13,669
Mortgage IRLCs	—	161	—	161
Loan interest rate swaps	—	832	—	832

Liabilities
Fair value swap	$—	$—	$323	$323
Loan interest rate swaps	—	832	—	832

Fair Value Measurements at December 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Assets
Investment securities:
Obligations of states and political subdivisions	$—	$211,823	$—	$211,823
U.S. Government sponsored entities’ asset-backed securities	—	399,964	—	399,964
Collateralized loan obligations	—	56,143	—	56,143
Corporate debt securities	—	13,322	7,416	20,738
Equity securities	16,867	—	626	17,493
Mortgage loans held for sale	—	4,004	—	4,004
Mortgage IRLCs	—	115	—	115
Loan interest rate swaps	—	548	—	548

Liabilities
Fair value swap	$—	$—	$268	$268
Loan interest rate swaps	—	548	—	548

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

The following tables present a reconciliation of the beginning and ending balances of the Level 3 inputs for the three-month and nine-month periods ended September 30, 2026 and 2025, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2026 and 2025
(In thousands)	Debt securities	Equity securities	Fair value swap
Balance at July 1, 2026	$7,892	$650	$(160)
Transfer into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	11	(250)
Included in other comprehensive loss	(915)	—	—
Purchases, sales, issuances and settlements, other, net	17,979	—	87
Balance at September 30, 2026	$24,956	$661	$(323)

Balance at July 1, 2025	$6,780	$613	$(109)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	8	(160)
Included in other comprehensive income	95	—	—
Purchases, sales, issuances and settlements, other, net	—	—	—
Balance at September 30, 2025	$6,875	$621	$(269)

Level 3 Fair Value Measurements
Nine months ended September 30, 2026 and 2025
(In thousands)	Debt securities	Equity securities	Fair value swap
Balance at January 1, 2026	$7,416	$626	$(268)
Acquired	900	—	—
Transfer into (out of) level 3, net	(404)	—	—
Total gains / (losses)
Included in other income / other (expense)	—	35	(352)
Included in other comprehensive loss	(935)	—	—
Purchases, sales, issuances and settlements, other, net	17,979	—	297
Balance at September 30, 2026	$24,956	$661	$(323)

Balance at January 1, 2025	$6,664	$603	$(103)
Transfers into (out of) level 3, net	—	—	—
Total gains / (losses)
Included in other income / other (expense)	—	18	(290)
Included in other comprehensive income	211	—	—
Purchases, sales, issuances and settlements, other, net	—	—	124
Balance at September 30, 2025	$6,875	$621	$(269)

One debt security with a fair value of $404,000 as of December 31, 2025, was transferred out of Level 3 and into Level 2, during the nine months ended September 30, 2026, because observable market data became available for this investment. Level 3 debt securities consisted of two debt securities at September 30, 2026 and at December 31, 2025, which were valued using a discounted cash flow calculation. Significant unobservable inputs included a credit spread assumption which ranged from 0.75% to 2.53% at September 30, 2026, and ranged from 3.67% to 4.45% at December 31, 2025.

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Individually evaluated collateral dependent loans secured by real estate are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. At September 30, 2026 and December 31, 2025, there were no accruing, individually evaluated, collateral-dependent loans carried at fair value. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken with respect to the property's value subsequent to the initial measurement.

Fair Value Measurements at September 30, 2026 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2026
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial, financial and agricultural (1)	$—	$—	$30	$30
Commercial real estate	—	—	967	967
Construction real estate	—	—	277	277
Residential real estate	—	—	406	406
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$1,680	$1,680

MSRs	$—	$35	$—	$35

OREO recorded at fair value
Residential real estate	—	—	18,212	18,212
Total OREO recorded at fair value	$—	$—	$18,212	$18,212
(1) Includes commercial, financial and agricultural loans in which real estate collateral was obtained subsequent to loan origination.

Fair Value Measurements at December 31, 2025 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025
Nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value:
Commercial, financial and agricultural (1)	$—	$—	$3,674	$3,674
Commercial real estate	—	—	370	370
Residential real estate	—	—	17	17
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$—	$—	$4,061	$4,061

MSRs	$—	$35	$—	$35
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

	September 30, 2026
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$1,894	$165	$214	$1,680
Remaining nonaccrual, individually evaluated loans	58,573	41	4,905	53,668
Total nonaccrual, individually evaluated loans	$60,467	$206	$5,119	$55,348

	December 31, 2025
(In thousands)	Loan Balance	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Total nonaccrual, individually evaluated, collateral-dependent loans recorded at fair value	$4,081	$4,640	$20	$4,061
Remaining nonaccrual, individually evaluated loans	42,843	100	719	42,124
Total nonaccrual, individually evaluated loans	$46,924	$4,740	$739	$46,185

The income (expense) from credit adjustments related to nonaccrual individually evaluated loans carried at fair value was $23,000 and $(124,000) for the three-month periods ended September 30, 2026 and 2025, respectively, and was $(1.4) million and $(76,000) for the nine-month periods ended September 30, 2026 and 2025, respectively.

MSRs totaled $13.4 million at September 30, 2026, $35,000 of which was recorded at fair value and included a valuation allowance of $4,000. The remaining $13.4 million was recorded at cost, as the fair value exceeded cost at September 30, 2026. At December 31, 2025, MSRs totaled $13.7 million, $35,000 of which was recorded at fair value and included a valuation allowance of $3,000. The remaining $13.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2025. There was no expense related to MSRs carried at fair value for the three-month period ended September 30, 2026. The income (expense) related to MSRs carried at fair value was $18,000 for the three-month period ended September 30, 2025, and was $(1,000) and $14,000 for the nine-month periods ended September 30, 2026 and 2025, respectively.

Total OREO held by Park at September 30, 2026 and December 31, 2025 was $18.6 million and $0.7 million, respectively. There was $18.2 million of OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement at September 30, 2026. At December 31, 2025, there was no OREO held by Park that was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. The net expense related to OREO fair value adjustments was $1.5 million and $2.1 million during the three-month and nine-month periods ended September 30, 2026, respectively, and was $60,000 during the nine-month periods ended September 30, 2025. There was no expense related to OREO carried at fair value during the three-month period ended September 30, 2025.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025:

September 30, 2026
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial, financial and agricultural	$30	Sales comparison approach	Adj to comparables	0.0% - 0.0% (0.0%)

Commercial real estate	$967	Sales comparison approach	Adj to comparables	0.0% - 10.0% (5.8%)
		Income approach	Capitalization rate	6.0% - 10.0% (6.6%)

Construction real estate	$277	Sales comparison approach	Adj to comparables	1.2% - 15.0% (8.1%)
		Cost approach	Entrepreneurial profit	10.0% (10.0%)

Residential real estate	$406	Sales comparison approach	Adj to comparables	0.2% - 27.0% (13.0%)

Other real estate owned:
Residential real estate	$18,212	Sales comparison approach	Adj to comparables	0.0% - 24.0% (12.0%)
		Income approach	Capitalization rate	5.8% (5.8%)

December 31, 2025
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Nonaccrual, individually evaluated, collateral-dependent loans:
Commercial, financial and agricultural	$3,674	Sales comparison approach	Adj to comparables	5.0% - 46.0% (25.5%)

Commercial real estate	$370	Sales comparison approach	Adj to comparables	0.0% - 10.0% (3.8%)
		Income approach	Capitalization rate	10.0% (10.0%)

Residential real estate	$17	Sales comparison approach	Adj to comparables	11.9% - 38.9% (25.4%)

Assets Measured at Net Asset Value:

Park's portfolio of Partnership Investments is valued using the NAV practical expedient in accordance with ASC 820.

At September 30, 2026 and at December 31, 2025, Park had Partnership Investments with a NAV of $40.6 million and $39.3 million, respectively. At September 30, 2026 and at December 31, 2025, Park had $13.4 million and $12.6 million, respectively, in unfunded commitments related to these Partnership Investments. For the three-month periods ended September 30, 2026 and 2025, Park recognized income of $1.2 million and $1.1 million, respectively, and for the nine-month periods ended September 30, 2026 and 2025, Park recognized income of $2.1 million and $1.0 million, respectively, related to these Partnership Investments.

Fair Value Balance Sheet:

The fair value of certain financial instruments at September 30, 2026 and at December 31, 2025, was as follows:

	September 30, 2026
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$539,471	$539,471	$—	$—	$539,471
Investment securities (1)	1,223,098	—	1,198,142	24,956	1,223,098
Other investment securities (2)	3,406	2,309	436	661	3,406

Mortgage loans held for sale	13,669	—	13,669	—	13,669
Mortgage IRLCs	161	—	161	—	161
Individually evaluated loans carried at fair value	1,680	—	—	1,680	1,680
Other loans, net	9,647,544	—	—	9,513,243	9,513,243
Loans receivable, net	$9,663,054	$—	$13,830	$9,514,923	$9,528,753

Financial liabilities:
Time deposits	$1,244,564	$—	$1,250,118	$—	$1,250,118
Brokered deposits and Bid Ohio CDs	40,349	—	39,824	—	39,824
Other	5,361	5,361	—	—	5,361
Deposits (excluding demand deposits)	$1,290,274	$5,361	$1,289,942	$—	$1,295,303

Short-term borrowings	$135,804	$—	$135,804	$—	$135,804
Subordinated notes	15,000	—	14,574	—	14,574

Derivative financial instruments - assets:
Loan interest rate swaps	$832	$—	$832	$—	$832

Derivative financial instruments - liabilities:
Fair value swap	$323	$—	$—	$323	$323
Loan interest rate swaps	832	—	832	—	832
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

	Banking Segment
	Three Months Ended September 30,
(in thousands)	2026	2025

Interest Income	$173,854	$138,952

Reconciliation of Revenue
Other revenues	$36,638	$30,574
Total consolidated revenues	$210,492	$169,526

Less:
Interest expense	$33,111	$27,935
Segment net interest income and noninterest income	$177,381	$141,591

Less:
(Recovery of) provision for credit losses	(964)	4,030
Salaries	51,412	38,644
Employee benefits	12,614	9,892
Occupancy expense	4,338	3,242
Furniture and equipment expense	3,071	2,219
Data processing fees	14,406	11,531
Professional fees and services	9,171	7,475
Marketing	1,608	1,507
Insurance	2,007	1,468
Communication	1,663	1,239
State tax expense	1,504	1,182
Amortization of intangible assets	1,937	248
Miscellaneous	3,813	816
Income taxes	13,869	10,940
Segment net income/consolidated net income	$56,932	$47,158

Other segment disclosures
Interest income	173,854	138,952
Interest expense	33,111	27,935
Depreciation	3,172	2,825
Amortization	1,937	248
Other significant noncash items:
(Recovery of) provision for credit losses	(964)	4,030

Reconciliation of assets
Total assets for reportable segments	$12,646,245	$9,862,068
Other assets	—	—
Total consolidated assets	$12,646,245	$9,862,068

	Banking Segment
	Nine Months Ended September 30,
(in thousands)	2026	2025

Interest Income	$500,958	$407,648

Reconciliation of Revenue
Other revenues	$109,906	$88,506
Total consolidated revenues	$610,864	$496,154

Less:
Interest expense	$95,578	$83,263
Segment net interest income and noninterest income	$515,286	$412,891

Less:
Provision for credit losses	6,283	7,639
Salaries	143,012	113,420
Employee benefits	36,224	29,516
Occupancy expense	12,937	10,030
Furniture and equipment expense	8,602	6,754
Data processing fees	42,660	33,081
Professional fees and services	34,730	22,177
Marketing	4,714	4,330
Insurance	6,067	4,821
Communication	4,488	3,382
State tax expense	4,400	3,718
Amortization of intangible assets	5,288	795
Miscellaneous	10,541	4,580
Income taxes	37,969	31,214
Segment net income/consolidated net income	$157,371	$137,434

Other segment disclosures
Interest income	500,958	407,648
Interest expense	95,578	83,263
Depreciation	8,979	8,566
Amortization	5,288	795
Other significant noncash items:
Provision for credit losses	6,283	7,639

Note 23 - Revenue from Contracts with Customers

All of Park's revenue from contracts with customers within the scope of ASC 606 is recognized within "Other income" in the Consolidated Condensed Statements of Income. All of Park's operations are considered by management to be aggregated in one reportable segment.

The following table presents the Corporation's sources of other income by revenue stream for the three-month and nine-month periods ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
Revenue by Operating Segment (in thousands)	2026	2025
Income from fiduciary activities
Personal trust and agency accounts	$3,840	$3,311
Employee benefit and retirement-related accounts	3,772	2,973
Investment management and investment advisory agency accounts	5,177	4,410
Other	751	621
Service charges on deposit accounts
NSF fees	1,562	756
DDA charges	1,666	1,653
Other	153	169
Other service income (1)
Credit card	1,008	704
HELOC	108	116
Installment	82	71
Real estate	2,770	2,216
Commercial	350	609
Debit card fee income	8,257	6,604
Bank owned life insurance income (2)	1,865	1,559
ATM fees	426	371
Gain on the sale of debt securities, net (2)	—	—
Gain (loss) on equity securities, net (2)	964	(549)
Other components of net periodic pension benefit income (2)	2,449	2,344
Miscellaneous (3)	1,438	2,636
Total other income	$36,638	$30,574
(1) "Other Service Income" totaled $4.3 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively. Of this aggregate revenue approximately $2.1 million and $1.9 million was within the scope of ASC 606, with the remaining $2.2 million and $1.8 million consisting primarily of certain residential real estate loan fees which were out of scope for the three months ended September 30, 2026 and 2025, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $1.4 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, all of which were within the scope of ASC 606.

	Nine Months Ended September 30,
Revenue by Operating Segment (in thousands)	2026	2025
Income from fiduciary activities
Personal trust and agency accounts	$11,445	$10,439
Employee benefit and retirement-related accounts	10,742	8,777
Investment management and investment advisory agency accounts	14,939	12,857
Other	2,191	1,858
Service charges on deposit accounts
NSF fees	4,757	2,234
DDA charges	5,271	4,783
Other	491	482
Other service income (1)
Credit card	2,514	2,094
HELOC	331	334
Installment	273	198
Real estate	8,169	6,536
Commercial	841	1,221
Debit card fee income	23,337	19,300
Bank owned life insurance income (2)	5,697	4,833
ATM fees	1,256	1,073
Gain on the sale of debt securities, net (2)	1,084	—
Gain on equity securities, net (2)	6,318	1,069
Other components of net periodic pension benefit income (2)	7,390	7,032
Miscellaneous (3)	2,860	3,386
Total other income	$109,906	$88,506
(1) "Other Service Income" totaled $12.1 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively. Of this aggregate revenue approximately $5.4 million and $5.1 million was within the scope of ASC 606, with the remaining $6.7 million and $5.3 million consisting primarily of certain residential real estate loan fees which were out of scope for the nine months ended September 30, 2026 and 2025, respectively.
(2) Not within the scope of ASC 606.
(3) "Miscellaneous Income" included brokerage income, safe deposit box rentals, gains/losses on asset sales and miscellaneous bank fees totaling $2.9 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively, all of which were within the scope of ASC 606.

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

Management has included in the tables included within the "Items Impacting Comparability" section of this MD&A information relating to the annualized return on average tangible equity, the annualized return on average tangible assets and pre-tax, pre-provision net income for the three months ended and at September 30, 2026 and September 30, 2025 and for the nine months ended September 30, 2026 and September 30, 2025. For the purpose of calculating the annualized return on average tangible equity, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating the annualized return on average tangible assets, a non-U.S. GAAP financial measure, net income for each period is divided by average tangible assets during the period. Average tangible assets equals average assets during the applicable period less average goodwill and other intangible assets during the applicable period. For the purpose of calculating pre-tax, pre-provision net income, a non-U.S. GAAP financial measure, income taxes and the provision for credit losses are added back to net income, in each case during the applicable period.

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

As noted above, in calculating the ACL, management weighs different scenarios, including a baseline (most likely) scenario and an adverse scenario. At September 30, 2026, management applied a 50% weighting to the baseline scenario and applied a 50% weighting to the adverse scenario. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. The adverse scenario assumes among other things that: (1) Russia’s invasion of Ukraine will persist longer than expected. Risk increases that China might block the Taiwan Strait. Business and consumer confidence declines. Declines in European economies and retaliatory tariffs hurt US exports and corporate earnings in subsidiaries. (2) The decline in oil prices in the fourth quarter is slightly deeper than in the Baseline forecast, to about $79 per barrel for Brent, compared with about $83 per barrel in the Baseline forecast. (3) The combination of recession and rising inflation cause the Federal Reserve to lower federal funds rates in Q4 2026 but only slightly below baseline for a couple of quarters. As the recession persists and inflation subsides the Federal Reserve subsequently reduces the federal funds rate more significantly. (4) Europe goes into a recession as increased tariffs lower exports. Populism in Europe rises, raising uncertainties about longevity of the Euro zone and causes financial stress to highly indebted nations, especially Italy. These developments further lower US exports and corporate earnings of foreign subsidiaries of US companies. (5) The tariff rate rises to 15%, more than the 8% in baseline, and it remains there through the end of 2028. There is full and permanent extension of the Tax Cuts and Jobs Act with enhancements included in the One Big Beautiful Bill Act. Growth in Medicaid and food assistance funding is reduced but rising health care costs will keep upward pressure on public health spending and the discretionary non-defense budget is capped below historic average. Defense spending is expected to grow. Tax revenues are lower than in the baseline creating a higher deficit and concerns about national debt level raises uncertainty over the course of tax policy. Though no crisis materializes, business and consumer sentiment is damaged. (6) Recession starts in the Q3 2026 and lasts through Q2 2027 and real GDP declines by 2.7%. Unemployment rate rises to a peak of 8.4% in Q4 2027. The stock market falls 35% from Q3 2026 to Q2

2027. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in Park's ACL of $30.7 million as of September 30, 2026 if only the adverse scenario was used. Excluding consideration of qualitative adjustments, a corresponding $30.7 million decrease in Park's ACL would occur in a hypothetical scenario if only the baseline (most likely) scenario was used.

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

On the acquisition date, First Citizens had $2.6 billion in total assets, $1.6 billion in total loans, and $2.2 billion in total deposits. The acquisition was valued at $324.1 million and resulted in Park issuing 1,988,131 Park common shares as merger consideration in exchange for First Citizens outstanding common stock. For the nine months ended September 30, 2026, Park recorded merger-related expenses and other income reducing charges of $26.5 million associated with the First Citizens acquisition.

The First Citizens acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of the acquisition date. These estimates were recorded based on preliminary valuations, and these estimates, including the initial accounting for deferred taxes, are considered preliminary as of September 30, 2026, and subject to adjustment for up to one year after the acquisition date. Accordingly, the preliminary estimates and assumptions are subject to change and the final acquisition accounting may differ materially from the amounts presented herein.

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

During the third quarter of 2026, Park substantially completed the operational integration of First Citizens, including the conversion of the former First Citizens banking operations to Park's core operating systems and operating platform. Management believes the acquired Tennessee franchise continues to perform in line with acquisition expectations, as reflected by customer retention, deposit balances, credit quality metrics, and earnings contribution. Management continues to focus on realizing anticipated operating efficiencies, integrating credit administration and risk management processes, and supporting continued growth in the Tennessee market.

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025

Summary Discussion of Results

Net income for the three months ended September 30, 2026 of $56.9 million represented a $9.8 million, or 20.7%, increase compared to $47.2 million for the three months ended September 30, 2025. Pre-tax, pre-provision net income for the three months ended September 30, 2026 of $69.8 million represented a $7.7 million, or 12.4%, increase compared to $62.1 million for the three months ended September 30, 2025.

Net income for the nine months ended September 30, 2026 of $157.4 million represented a $19.9 million, or 14.5%, increase compared to $137.4 million for the nine months ended September 30, 2025. Pre-tax, pre-provision net income for the nine months ended September 30, 2026 of $201.6 million represented a $25.3 million, or 14.4%, increase compared to $176.3 million for the nine months ended September 30, 2025.

The following discussion provides additional information regarding Park's financial results for the third quarter and first nine months of 2026.

Overview

The following table reflects Park's net income for the first, second and third quarters of 2026, for the first nine months of 2026 and 2025 (the nine months ended September 30), and for the year ended December 31, 2025.

(In thousands)	Q3 2026	Q2 2026	Q1 2026	Nine months YTD 2026	Nine months YTD 2025	2025
Net interest income	$140,743	$138,857	$125,780	$405,380	$324,385	$437,311
(Recovery of) provision for credit losses	(964)	4,575	2,672	6,283	7,639	11,488
Other income	36,638	39,540	33,728	109,906	88,506	119,881
Other expense	107,544	100,960	105,159	313,663	236,604	324,381
Income before income taxes	$70,801	$72,862	$51,677	$195,340	$168,648	$221,323
Income tax expense	13,869	14,110	9,990	37,969	31,214	41,250
Net income	$56,932	$58,752	$41,687	$157,371	$137,434	$180,073

Net interest income of $405.4 million for the nine months ended September 30, 2026 represented a $81.0 million, or 25.0%, increase compared to $324.4 million for the nine months ended September 30, 2025. The increase was a result of a $93.3 million increase in interest income, partially offset by a $12.3 million increase in interest expense. The $93.3 million increase in interest income was due to a $81.0 million increase in interest income on loans and a $12.3 million increase in investment income.

The $81.0 million increase in interest income on loans was primarily the result of a $1.61 billion (or 20.34%) increase in average loans, from $7.90 billion for the nine months ended September 30, 2025 to $9.51 billion for the nine months ended September 30, 2026, as well as an increase in the yield on loans, which increased 8 basis points to 6.40% for the nine months ended September 30, 2026, compared to 6.32% for the nine months ended September 30, 2025. Interest income on loans was impacted by the acquisition of First Citizens on February 1, 2026. The newly formed Tennessee region contributed $68.7 million to loan interest income during the nine months ended September 30, 2026, including purchase accounting accretion of $1.6 million.

The $12.3 million increase in investment income was primarily the result of a $443.6 million (or 32.03%) increase in average investments, including money market investments, from $1.38 billion for the nine months ended September 30, 2025 to $1.83 billion for the nine months ended September 30, 2026. This increase was also impacted by an increase in the yield on investments, including money market investments, which increased 11 basis points to 3.58% for the nine months ended September 30, 2026, compared to 3.47% for the nine months ended September 30, 2025. The increase in average investments was primarily due to the acquisition of First Citizens.

The $12.3 million increase in interest expense was due to a $17.1 million increase in interest expense on deposits, partially offset by a $4.8 million decrease in interest expense on borrowings.

The $17.1 million increase in interest expense on deposits was the result of a $1.65 billion (or 28.29%) increase in average on-balance sheet interest bearing deposits from $5.83 billion for the nine months ended September 30, 2025, to $7.48 billion for the nine months ended September 30, 2026. This increase was partially offset by a decrease in the cost of deposits of 7 basis points, from 1.74% for the nine months ended September 30, 2025 to 1.67% for the nine months ended September 30, 2026. Interest expense on deposits was impacted by the acquisition of First Citizens which contributed $27.7 million to interest expense on deposits during the nine months ended September 30, 2026.

The $4.8 million decrease in interest expense on borrowings was the result of a decrease in the cost of borrowings of 153 basis points, from 3.82% for the nine months ended September 30, 2025 to 2.29% for the nine months ended September 30, 2026 as well as a $114.4 million (or 45.53%) decrease in average borrowings from $251.3 million for the nine months ended September 30, 2025, to $136.9 million for the nine months ended September 30, 2026. The balance of average borrowings was impacted by the redemption of subordinated debt. On September 1, 2025, $175.0 million of subordinated debt was repaid, followed by an additional repayment of $15.0 million of subordinated debt on September 30, 2025.

The provision for credit losses of $6.3 million for the nine months ended September 30, 2026 represented a decrease of $1.4 million, compared to $7.6 million for the nine months ended September 30, 2025. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional details regarding the level of the provision for credit losses recognized in each period presented.

Other income of $109.9 million for the nine months ended September 30, 2026 represented an increase of $21.4 million, or 24.2%, compared to $88.5 million for the nine months ended September 30, 2025. Total other income was impacted by the acquisition of First Citizens which added $9.0 million to total other income for the nine months ended September 30, 2026. Refer to the “Other Income” section for additional details regarding the change in other income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Total other expense of $313.7 million for the nine months ended September 30, 2026 represented an increase of $77.1 million compared to $236.6 million for the nine months ended September 30, 2025. Included within total other expense are merger-related costs, along with the expanded other expense base that stems from the acquisition of First Citizens. Total other expense for the nine months ended 2026 included $26.3 million in merger-related expenses and $38.4 million related to Park's newly formed Tennessee region and other acquired entities. Refer to the “Other Expense” section for additional details regarding the change in other expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

The table below provides certain balance sheet information and financial ratios for Park as of or for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025	% change from 12/31/25	% change from 9/30/25
Loans	9,772,923	8,051,242	7,992,753	21.38%	22.27%
Allowance for credit losses	109,869	92,973	91,758	18.17%	19.74%
Net loans	9,663,054	7,958,269	7,900,995	21.42%	22.30%
Investment securities	1,334,410	802,142	926,934	66.36%	43.96%
Total assets	12,646,245	9,805,013	9,862,068	28.98%	28.23%
Total deposits	10,624,491	8,243,713	8,329,924	28.88%	27.55%
Average assets (1)	12,463,165	10,107,816	10,120,742	23.30%	23.14%
Efficiency ratio (2)	60.51%	57.94%	57.03%	4.44%	6.10%
Return on average assets	1.69%	1.78%	1.82%	(5.06)%	(7.14)%
(1) Average assets for the nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025.
(2) Efficiency ratio is calculated by dividing total other expense by the sum of fully taxable equivalent net interest income and other income. Fully taxable equivalent net interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustments were $3.0 million, $2.0 million and $2.7 million, respectively, for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025, respectively.

Loans

Loans outstanding at September 30, 2026 were $9.77 billion, compared to (i) $8.05 billion at December 31, 2025, an increase of $1.72 billion, and (ii) $7.99 billion at September 30, 2025, an increase of $1.78 billion. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 9/30/25	% change from 9/30/25
Home equity	$333,998	$241,478	$230,141	$92,520	38.3%	$103,857	45.1%
Installment	1,857,532	1,843,494	1,876,977	14,038	0.8%	(19,445)	(1.0)%
Real estate	1,587,832	1,482,728	1,500,903	105,104	7.1%	86,929	5.8%
Commercial	5,991,795	4,481,519	4,383,732	1,510,276	33.7%	1,608,063	36.7%
Other	1,766	2,023	1,000	(257)	(12.7)%	766	76.6%
Total loans	$9,772,923	$8,051,242	$7,992,753	$1,721,681	21.4%	$1,780,170	22.3%

Excluding loans outstanding in Park's newly formed Tennessee region, loans outstanding at September 30, 2026 were $8.19 billion, compared to (i) $8.05 billion at December 31, 2025, an increase of $137.9 million, and (ii) $7.99 billion at September 30, 2025, an increase of $196.3 million. The table below breaks out the change in loans outstanding, by loan type.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 9/30/25	% change from 9/30/25
Home equity	$264,809	$241,478	$230,141	$23,331	9.7%	$34,668	15.1%
Installment	1,841,310	1,843,494	1,876,977	(2,184)	(0.1)%	(35,667)	(1.9)%
Real estate	1,406,131	1,482,728	1,500,903	(76,597)	(5.2)%	(94,772)	(6.3)%
Commercial	4,675,412	4,481,519	4,383,732	193,893	4.3%	291,680	6.7%
Other	1,435	2,023	1,000	(588)	(29.1)%	435	43.5%
Total loans	$8,189,097	$8,051,242	$7,992,753	$137,855	1.7%	$196,344	2.5%

Park's allowance for credit losses was $109.9 million at September 30, 2026, compared to $93.0 million at December 31, 2025, an increase of $16.9 million, or 18.2%. Refer to the “Credit Metrics and Provision for Credit Losses” section for additional information regarding Park's loan portfolio and the level of provision for credit losses recognized in each period presented.

Deposits

Total deposits at September 30, 2026 were $10.62 billion, compared to (i) $8.24 billion at December 31, 2025, an increase of $2.38 billion and (ii) $8.33 billion at September 30, 2025, an increase of $2.29 billion. Total deposits including off balance sheet deposits at September 30, 2026 were $10.62 billion, compared to (i) $8.35 billion at December 31, 2025, an increase of $2.28 billion and (ii) $8.48 billion at September 30, 2025, an increase of $2.14 billion.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 9/30/25	% change from 9/30/25
Non-interest bearing deposits	$3,054,899	$2,656,093	$2,601,666	$398,806	15.0%	$453,233	17.4%
Transaction accounts	3,119,717	2,032,497	2,141,681	1,087,220	53.5%	978,036	45.7%
Savings	3,164,962	2,765,171	2,793,163	399,791	14.5%	371,799	13.3%
Certificates of deposit	1,244,564	772,952	773,514	471,612	61.0%	471,050	60.9%
Brokered and bid CD deposits	40,349	17,000	19,900	23,349	137.3%	20,449	102.8%
Total deposits	$10,624,491	$8,243,713	$8,329,924	$2,380,778	28.9%	$2,294,567	27.5%
Off balance sheet deposits	$—	$105,265	$150,823	(105,265)	(100.0)%	(150,823)	(100.0)%
Total deposits including off balance sheet deposits	$10,624,491	$8,348,978	$8,480,747	2,275,513	27.3%	2,143,744	25.3%

Excluding total deposits in Park's newly formed Tennessee region, total deposits at September 30, 2026 were $8.58 billion, compared to (i) $8.24 billion at December 31, 2025, an increase of $339.0 million and (ii) $8.33 billion at September 30, 2025, an increase of $252.8 million. Total deposits, excluding total deposits in Park's newly formed Tennessee region, including off balance sheet deposits at September 30, 2026 were $8.58 billion, compared to (i) $8.35 billion at December 31, 2025, an increase of $233.8 million and (ii) $8.48 billion at September 30, 2025, an increase of $102.0 million.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 9/30/25	% change from 9/30/25
Non-interest bearing deposits	$2,662,974	$2,656,093	$2,601,666	$6,881	0.3%	$61,308	2.4%
Transaction accounts	2,215,101	2,032,497	2,141,681	182,604	9.0%	73,420	3.4%
Savings	2,997,253	2,765,171	2,793,163	232,082	8.4%	204,090	7.3%
Certificates of deposit	707,427	772,952	773,514	(65,525)	(8.5)%	(66,087)	(8.5)%
Brokered and bid CD deposits	—	17,000	19,900	(17,000)	(100.0)%	(19,900)	(100.0)%
Total deposits	$8,582,755	$8,243,713	$8,329,924	$339,042	4.1%	$252,831	3.0%
Off balance sheet deposits	$—	$105,265	$150,823	(105,265)	(100.0)%	(150,823)	(100.0)%
Total deposits including off balance sheet deposits	$8,582,755	$8,348,978	$8,480,747	233,777	2.8%	102,008	1.2%

In order to manage the impact of deposit growth on its balance sheet, Park utilized a program where certain deposit balances were transferred off balance sheet while maintaining the customer relationship. Park is able to increase or decrease the amount of deposit balances transferred off balance sheet based on its balance sheet management strategies and liquidity needs.

The table below breaks out the change in deposit balances, including off balance sheet deposits, by deposit type, for Park.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 9/30/25	% change from 9/30/25
Retail deposits	$5,224,031	$4,081,871	$3,963,727	$1,142,160	28.0%	$1,260,304	31.8%
Commercial deposits	5,359,282	4,144,842	4,346,297	1,214,440	29.3%	1,012,985	23.3%
Brokered and bid CD deposits	40,282	17,000	19,900	23,282	137.0%	20,382	102.4%
Purchase accounting	896	—	—	896	N.M.	896	N.M.
Total deposits	$10,624,491	$8,243,713	$8,329,924	$2,380,778	28.9%	$2,294,567	27.5%
Off balance sheet deposits	—	105,265	150,823	(105,265)	(100.0)%	(150,823)	(100.0)%
Total deposits including off balance sheet deposits	$10,624,491	$8,348,978	$8,480,747	$2,275,513	27.3%	$2,143,744	25.3%
Total deposits including off balance sheet deposits excluding Brokered and bid CD deposits	$10,584,209	$8,331,978	$8,460,847	$2,252,231	27.0%	$2,123,362	25.1%

Noninterest bearing deposits to total deposits	28.8%	32.2%	31.2%

During the nine months ended September 30, 2026, total deposits including off balance sheet deposits increased by $2.28 billion, or 27.3%. This increase consisted of a $1.21 billion increase in total commercial deposits, a $1.14 billion increase in retail deposits and a $23.3 million increase in brokered and bid CD deposits, partially offset by a $105.3 million decrease in off balance sheet deposits. The majority of off balance sheet deposits are commercial and thus impact the change in commercial deposits as the deposits are moved on or off the balance sheet.

Included in the total commercial deposits and off balance sheet deposits shown in the previous tables are public fund deposits. These balances fluctuate based on seasonality and the cycle of collection and remittance of tax funds. Public funds are also included in Bid Ohio CDs. The following table details the change in public funds held on and off Park's balance sheet.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025	$ change from 12/31/25	% change from 12/31/25	$ change from 9/30/25	% change from 9/30/25
Public funds included in commercial deposits	$1,819,806	$1,320,070	$1,499,941	$499,736	37.9%	$319,865	21.3%
Bid Ohio CDs	—	17,000	19,900	$(17,000)	(100.0)%	$(19,900)	(100.0)%
Total public fund deposits	$1,819,806	$1,337,070	$1,519,841	$482,736	36.1%	$299,965	19.7%

Cost of public fund deposits (1)	1.90%	1.94%	1.97%
Cost of total interest bearing deposits (1)	1.67%	1.71%	1.74%
1 Cost of funds for the nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025.

As of September 30, 2026, Park had approximately $2.3 billion of uninsured deposits, which was 22.0% of total deposits. Uninsured deposits of $2.3 billion included $635 million of deposits that were over $250,000, but were fully collateralized by Park's investment securities portfolio.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarters of 2026 and 2025

Net interest income increased by $29.7 million, or 26.8%, to $140.7 million for the third quarter of 2026, compared to $111.0 million for the third quarter of 2025. See the discussion under the table below.

	Three months ended September 30, 2026			Three months ended September 30, 2025
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$9,730,264	$157,519	6.42%	$7,941,709	$126,929	6.34%
Taxable investments	1,074,544	9,394	3.47%	762,877	5,644	2.94%
Tax-exempt investments (2)	306,370	3,175	4.11%	224,810	1,924	3.39%
Money market instruments	509,358	4,885	3.81%	458,912	5,140	4.44%
Interest earning assets	$11,620,536	$174,973	5.97%	$9,388,308	$139,637	5.90%

Interest bearing deposits	$7,609,925	$32,213	1.68%	$5,931,591	$26,000	1.74%
Short-term borrowings	138,917	672	1.92%	81,494	305	1.48%
Long-term debt	15,000	226	5.97%	134,646	1,630	4.80%
Interest bearing liabilities	$7,763,842	$33,111	1.69%	$6,147,731	$27,935	1.80%
Excess interest earning assets	$3,856,694			$3,240,577
Tax equivalent net interest income		$141,862			$111,702
Net interest spread			4.28%			4.10%
Net interest margin			4.84%			4.72%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $452,000 for the three months ended September 30, 2026 and $281,000 for the same period of 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $667,000 for the three months ended September 30, 2026 and $404,000 for the same period of 2025.

Average interest earning assets for the third quarter of 2026 increased by $2.23 billion, or 23.8%, to $11.62 billion for the third quarter of 2026, compared to $9.39 billion for the third quarter of 2025. The average yield on interest earning assets increased by 7 basis points to 5.97% for the third quarter of 2026, compared to 5.90% for the third quarter of 2025.

Average interest bearing liabilities for the third quarter of 2026 increased by $1.61 billion, or 26.3%, to $7.76 billion, compared to $6.15 billion for the third quarter of 2025. The average cost of interest bearing liabilities decreased by 11 basis points to 1.69% for the third quarter of 2026, compared to 1.80% for the third quarter of 2025.

Interest income and interest expense for the three months ended September 30, 2026 and September 30, 2025, included purchase accounting accretion on loans and deposits, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact of these items on interest earning assets and interest bearing liabilities.

	Three months ended September 30, 2026
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$9,730,264	$157,519	$1,474	$—	$156,045	6.35%
Taxable investments	1,074,544	9,394	—	—	9,394	3.47%
Tax-exempt investments (2)	306,370	3,175	—	—	3,175	4.11%
Money market instruments	509,358	4,885	—	—	4,885	3.81%
Interest earning assets	$11,620,536	$174,973	$1,474	$—	$173,499	5.91%

Interest bearing deposits	$7,609,925	$32,213	$(868)	$—	$33,081	1.72%
Short-term borrowings	138,917	672	—	—	672	1.92%
Long-term debt	15,000	226	—	—	226	5.97%
Interest bearing liabilities	$7,763,842	$33,111	$(868)	$—	$33,979	1.74%
Excess interest earning assets	$3,856,694
Tax equivalent net interest income		$141,862	$2,342	$—	$139,520
Net interest spread						4.17%
Net interest margin						4.76%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $452,000 for the three months ended September 30, 2026.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $667,000 for the three months ended September 30, 2026.

	Three months ended September 30, 2025
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$7,941,709	$126,929	$164	$5	$126,760	6.33%
Taxable investments	762,877	5,644	—	—	5,644	2.94%
Tax-exempt investments (2)	224,810	1,924	—	—	1,924	3.39%
Money market instruments	458,912	5,140	—	—	5,140	4.44%
Interest earning assets	$9,388,308	$139,637	$164	$5	$139,468	5.89%

Interest bearing deposits	$5,931,591	$26,000	$—	$—	26,000	1.74%
Short-term borrowings	81,494	305	—	—	305	1.48%
Long-term debt	134,646	1,630	—	—	1,630	4.80%
Interest bearing liabilities	$6,147,731	$27,935	$—	$—	$27,935	1.80%
Excess interest earning assets	$3,240,577
Tax equivalent net interest income		$111,702	$164	$5	$111,533
Net interest spread						4.09%
Net interest margin						4.71%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $281,000 for the three months ended September 30, 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $404,000 for the three months ended September 30, 2025.

Yield on Loans: Average loan balances increased $1.79 billion, or 22.5%, to $9.73 billion for the third quarter of 2026, compared to $7.94 billion for the third quarter of 2025. The average yield on the loan portfolio increased by 8 basis points to 6.42% for the third quarter of 2026, compared to 6.34% for the third quarter of 2025.
The table below shows the average balance and tax equivalent yield by type of loan for the three months ended September 30, 2026 and 2025.

	Three months ended September 30, 2026		Three months ended September 30, 2025
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$326,304	6.84%	$225,180	7.43%
Installment loans	1,872,335	7.07%	1,883,610	7.02%
Real estate loans	1,591,763	5.86%	1,496,300	5.55%
Commercial loans (1)	5,935,262	6.34%	4,333,667	6.26%
Other	4,600	6.21%	2,952	10.42%
Total loans before allowance	$9,730,264	6.42%	$7,941,709	6.34%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $452,000 for the three months ended September 30, 2026 and $281,000 for the same period of 2025.

Interest income for the three months ended September 30, 2026 and September 30, 2025, included purchase accounting accretion on loans, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact on the tax equivalent yield by type of loan excluding the impact of these items.

	Three months ended September 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$326,304	$28	$—	6.80%
Installment loans	1,872,335	110	—	7.05%
Real estate loans	1,591,763	35	—	5.84%
Commercial loans (1)	5,935,262	1,301	—	6.24%
Other	4,600	—	—	6.21%
Total loans before allowance	$9,730,264	$1,474	$—	6.35%

	Three months ended September 30, 2025
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$225,180	$18	$—	7.40%
Installment loans	1,883,610	—	—	7.02%
Real estate loans	1,496,300	—	—	5.55%
Commercial loans (1)	4,333,667	146	5	6.24%
Other	2,952	—	—	10.42%
Total loans before allowance	$7,941,709	$164	$5	6.33%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $452,000 for the three months ended September 30, 2026 and $281,000 for the same period of 2025.

Cost of Deposits: Average interest bearing deposit balances increased $1.68 billion, or 28.3%, to $7.61 billion for the third quarter of 2026, compared to $5.93 billion for the third quarter of 2025. The average cost of funds on deposit balances decreased by 6 basis points to 1.68% for the third quarter of 2026, compared to 1.74% for the third quarter of 2025. The table below shows for the three months ended September 30, 2026 and 2025, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2026		Three months ended September 30, 2025
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$3,139,208	1.56%	$2,210,310	1.43%
Savings deposits and clubs	3,148,381	1.42%	2,924,172	1.70%
Time deposits	1,281,980	2.54%	776,167	2.70%
Brokered/bid CD deposits	40,356	3.82%	20,942	4.28%
Total interest bearing deposits	$7,609,925	1.68%	$5,931,591	1.74%

Interest expense for the three months ended September 30, 2026 included purchase accounting accretion on deposits. The table below shows the impact on the tax equivalent yield by type of deposit excluding the impact of these items. There was no purchase accounting accretion on deposits for the three months ended September 30, 2025.

	Three months ended September 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Cost of funds
Transaction accounts	$3,139,208	$—	1.56%
Savings deposits and clubs	3,148,381	—	1.42%
Time deposits	1,281,980	(859)	2.81%
Brokered/bid CD deposits	40,356	(9)	3.92%
Total interest bearing deposits	$7,609,925	$(868)	1.72%

Comparison for the First Nine Months of 2026 and 2025

Net interest income increased by $81.0 million, or 25.0%, to $405.4 million for the first nine months of 2026, compared to $324.4 million for the first nine months of 2025. See the discussion under the table below.

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$9,506,237	$455,015	6.40%	$7,899,466	$373,665	6.32%
Taxable investments	1,003,880	24,558	3.27%	833,423	19,467	3.12%
Tax-exempt investments (2)	292,602	8,680	3.97%	217,161	5,433	3.34%
Money market instruments	531,874	15,742	3.96%	334,171	11,050	4.42%
Interest earning assets	$11,334,593	$503,995	5.94%	$9,284,221	$409,615	5.90%

Interest bearing deposits	$7,481,895	$93,233	1.67%	$5,831,973	$76,082	1.74%
Short-term borrowings	122,600	1,739	1.90%	80,098	896	1.49%
Long-term debt	14,279	606	5.67%	171,201	6,285	4.91%
Interest bearing liabilities	$7,618,774	$95,578	1.68%	$6,083,272	$83,263	1.83%
Excess interest earning assets	$3,715,819			$3,200,949
Tax equivalent net interest income		$408,417			$326,352
Net interest spread			4.26%			4.07%
Net interest margin			4.82%			4.70%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the nine months ended September 30, 2026 and $826,000 for the same period of 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.8 million for the nine months ended September 30, 2026 and $1.1 million for the same period of 2025.

Average interest earning assets for the first nine months of 2026 increased by $2.05 billion, or 22.1%, to $11.33 billion for the first nine months of 2026, compared to $9.28 billion for the first nine months of 2025. The average yield on interest earning assets increased by 4 basis points to 5.94% for the first nine months of 2026, compared to 5.90% for the first nine months of 2025.

Average interest bearing liabilities for the first nine months of 2026 increased by $1.54 billion, or 25.2%, to $7.62 billion, compared to $6.08 billion for the first nine months of 2025. The average cost of interest bearing liabilities decreased by 15 basis points to 1.68% for the first nine months of 2026, compared to 1.83% for the first nine months of 2025.

Interest income and interest expense for the nine months ended September 30, 2026 and September 30, 2025, included purchase accounting accretion on loans and deposits, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact of these items on interest earning assets and interest bearing liabilities.

	Nine months ended September 30, 2026
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$9,506,237	$455,015	$1,625	$396	$452,994	6.36%
Taxable investments	1,003,880	24,558	—	—	24,558	3.27%
Tax-exempt investments (2)	292,602	8,680	—	—	8,680	3.97%
Money market instruments	531,874	15,742	—	—	15,742	3.96%
Interest earning assets	$11,334,593	$503,995	$1,625	$396	$501,974	5.91%

Interest bearing deposits	$7,481,895	$93,233	$(3,676)	$—	$96,909	1.73%
Short-term borrowings	122,600	1,739	—	—	1,739	1.90%
Long-term debt	14,279	606	—	—	606	5.67%
Interest bearing liabilities	$7,618,774	$95,578	$(3,676)	$—	$99,254	1.74%
Excess interest earning assets	$3,715,819
Tax equivalent net interest income		$408,417	$5,301	$396	$402,720
Net interest spread						4.17%
Net interest margin						4.75%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the nine months ended September 30, 2026.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.8 million million for the nine months ended September 30, 2026.

	Nine months ended September 30, 2025
(Dollars in thousands)	Average balance	Interest	Purchase accounting accretion	Payments on former Vision relationships	Adjusted Interest	Tax equivalent yield/cost
Loans (1)	$7,899,466	$373,665	$507	$2,030	$371,128	6.28%
Taxable investments	833,423	19,467	—	—	19,467	3.12%
Tax-exempt investments (2)	217,161	5,433	—	—	5,433	3.34%
Money market instruments	334,171	11,050	—	—	11,050	4.42%
Interest earning assets	$9,284,221	$409,615	$507	$2,030	$407,078	5.86%

Interest bearing deposits	$5,831,973	$76,082	$—	$—	76,082	1.74%
Short-term borrowings	80,098	896	—	—	896	1.49%
Long-term debt	171,201	6,285	—	—	6,285	4.91%
Interest bearing liabilities	$6,083,272	$83,263	$—	$—	$83,263	1.83%
Excess interest earning assets	$3,200,949
Tax equivalent net interest income		$326,352	$507	$2,030	$323,815
Net interest spread						4.03%
Net interest margin						4.66%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $826,000 for the nine months ended September 30, 2025.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.1 million for the nine months ended September 30, 2025.

Yield on Loans: Average loan balances increased $1.61 billion, or 20.3%, to $9.51 billion for the first nine months of 2026, compared to $7.90 billion for the first nine months of 2025. The average yield on the loan portfolio increased by 8 basis points to 6.40% for the first nine months of 2026, compared to 6.32% for the first nine months of 2025.

The table below shows the average balance and tax equivalent yield by type of loan for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity loans	$310,941	6.81%	$215,308	7.45%
Installment loans	1,867,392	7.08%	1,895,584	6.90%
Real estate loans	1,599,241	5.89%	1,477,048	5.47%
Commercial loans (1)	5,721,974	6.30%	4,308,308	6.31%
Other	6,689	4.29%	3,218	9.68%
Total loans before allowance	$9,506,237	6.40%	$7,899,466	6.32%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the nine months ended September 30, 2026 and $826,000 for the same period of 2025.

Interest income for the nine months ended September 30, 2026 and September 30, 2025, included purchase accounting accretion on loans, as well as payments received on former Vision Bank impaired loan relationships, some of which were participated with PNB. The tables below show the impact on the tax equivalent yield by type of loan excluding the impact of these items.

	Nine months ended September 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$310,941	$95	$—	6.75%
Installment loans	1,867,392	382	—	7.05%
Real estate loans	1,599,241	128	—	5.87%
Commercial loans (1)	5,721,974	1,020	396	6.25%
Other	6,689	—	—	4.29%
Total loans before allowance	$9,506,237	$1,625	$396	6.36%

	Nine months ended September 30, 2025
(Dollars in thousands)	Average balance	Purchase accounting accretion	Payments on former Vision relationships	Tax equivalent yield
Home equity loans	$215,308	$55	$—	7.41%
Installment loans	1,895,584	—	—	6.90%
Real estate loans	1,477,048	—	—	5.47%
Commercial loans (1)	4,308,308	452	2,030	6.23%
Other	3,218	—	—	9.68%
Total loans before allowance	$7,899,466	$507	$2,030	6.28%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the nine months ended September 30, 2026 and $826,000 for the same period of 2025.

Cost of Deposits: Average interest bearing deposit balances increased $1.65 billion, or 28.3%, to $7.48 billion for the first nine months of 2026, compared to $5.83 billion for the first nine months of 2025. The average cost of funds on deposit balances decreased by 7 basis points to 1.67% for the first nine months of 2026, compared to 1.74% for the first nine months of 2025. The table below shows for the nine months ended September 30, 2026 and 2025, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$3,047,141	1.54%	$2,160,270	1.42%
Savings deposits and clubs	3,119,463	1.41%	2,854,183	1.64%
Time deposits	1,274,530	2.51%	763,516	2.86%
Brokered/bid CD deposits	40,761	4.20%	54,004	4.34%
Total interest bearing deposits	$7,481,895	1.67%	$5,831,973	1.74%

Interest expense for the nine months ended September 30, 2026 included purchase accounting accretion on deposits. The table below shows the impact on the tax equivalent yield by type of deposit excluding the impact of these items. There was no purchase accounting accretion on deposits for the nine months ended September 30, 2025.

	Nine months ended September 30, 2026
(Dollars in thousands)	Average balance	Purchase accounting accretion	Cost of funds
Transaction accounts	$3,047,141	$—	1.54%
Savings deposits and clubs	3,119,463	—	1.41%
Time deposits	1,274,530	(3,649)	2.90%
Brokered/bid CD deposits	40,761	(27)	4.29%
Total interest bearing deposits	$7,481,895	$(3,676)	1.73%

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2026 and for the years ended December 31, 2025, 2024 and 2023.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2023 - year	5.55%	3.73%	5.00%	5.18%
2024 - year	6.14%	3.74%	5.16%	5.78%
2025 - year	6.33%	3.10%	4.29%	5.90%
2026 - first nine months	6.40%	3.43%	3.96%	5.94%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.2 million for the nine months ended September 30, 2026, and $1.1 million, $964,000 and $811,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 21% federal corporate income tax rate. The taxable equivalent adjustment was $1.8 million for the nine months ended September 30, 2026, and $1.5 million, $1.5 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2026 and for the years ended December 31, 2025, 2024 and 2023.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2023 - year	1.52%	2.58%	4.97%	1.67%
2024 - year	1.97%	2.60%	4.98%	2.08%
2025 - year	1.71%	1.45%	4.91%	1.77%
2026 - first nine months	1.67%	1.90%	5.67%	1.68%

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

The table below provides additional information on the provision for credit losses and the ACL for the three-month and nine-month periods ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$110,686	$89,785	$92,973	$87,966
First Citizens - Day 1 ACL	2,935	—	18,508	—
Charge-offs	4,675	3,926	13,585	11,490
Recoveries	1,887	1,869	5,690	7,643
Net charge-offs	2,788	2,057	7,895	3,847
(Recovery of) provision for credit losses	(964)	4,030	6,283	7,639
Ending balance	$109,869	$91,758	$109,869	$91,758

Net charge-offs as a % of average loans (annualized)	0.11%	0.10%	0.11%	0.07%

As part of the acquisition of First Citizens, Park recorded a day 1 allowance for credit losses of $18.5 million related to the acquired First Citizens loan portfolio.

Net charge-offs were $2.8 million or 0.11% annualized, of total average loans, for the three months ended September 30, 2026, compared to $2.1 million or 0.10% annualized, of total average loans, for the three months ended September 30, 2025. Net charge-offs were $7.9 million or 0.11% annualized, of total average loans, for the nine months ended September 30, 2026, compared to $3.8 million or 0.07% annualized, of total average loans, for the nine months ended September 30, 2025. Included in recoveries for the nine months ended September 30, 2025 were $1.8 million of recoveries related to former Vision Bank loan relationships compared to $7,000 of such recoveries for the nine months ended September 30, 2026.

The following table provides additional information related to the allowance for credit losses for Park including information related to individual reserves and general reserves, at September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025, and September 30, 2025. Park has determined that any commercial loans which have been placed on nonaccrual status are to be individually evaluated. Additionally, accruing collateral dependent commercial loans to borrowers experiencing financial difficulty are to be individually evaluated and an inquiry is performed to identify any additional loans which do not share similar risk characteristics and are to be individually evaluated.

(Dollars in thousands)	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025
Total allowance for credit losses	$109,869	$110,686	$108,590	$92,973	$91,758
Specific reserves on individually evaluated loans - certain accruing PCD	—	—	—	—	—
Specific reserves on individually evaluated loans - accrual	—	—	—	—	—
Specific reserves on individually evaluated loans - nonaccrual	5,119	4,424	3,041	739	2,580
General reserves on collectively evaluated loans	$104,750	$106,262	$105,549	$92,234	$89,178

Total loans	$9,772,923	$9,731,356	$9,667,260	$8,051,242	$7,992,753
Individually evaluated loan - certain accruing PCD	—	—	1,943	1,990	1,993
Individually evaluated loans - accrual	8,800	11,535	14,792	18,365	—
Individually evaluated loans - nonaccrual	60,467	57,662	60,208	46,924	72,418
Collectively evaluated loans	$9,703,656	$9,662,159	$9,590,317	$7,983,963	$7,918,342

Allowance for credit losses as a % of period end loans	1.12%	1.14%	1.12%	1.15%	1.15%
General reserve as a % of collectively evaluated loans	1.08%	1.10%	1.10%	1.16%	1.13%

The total allowance for credit losses of $109.9 million at September 30, 2026 represented a $817,000, or (0.7)%, decrease compared to $110.7 million at June 30, 2026. The decrease was due to a $1.5 million decrease in general reserves partially offset by an increase of $695,000 in specific reserves on nonaccrual loans.

The total allowance for credit losses of $109.9 million at September 30, 2026 represented a $16.9 million, or 18.2%, increase compared to $93.0 million at December 31, 2025. The increase was due to an $12.5 million increase in general reserves and a $4.4 million increase in specific reserves on nonaccrual loans. The $12.5 million increase in general reserves was due to $16.3 million in general reserves related to the newly formed Tennessee region, partially offset by lower allowance requirements across other loan portfolios. The $4.4 million increase in specific reserves was primarily driven by $4.0 million in specific reserves related to the Tennessee region.

The composition of the ACL by class of loan at September 30, 2026 and at December 31, 2025 was as follows:

	September 30, 2026
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$4,889	$4	$29	$180	$—	$17	$5,119
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Collectively evaluated for impairment	15,182	25,353	7,624	30,885	25,468	238	104,750
Total ending allowance balance	$20,071	$25,357	$7,653	$31,065	$25,468	$255	$109,869

Loan balance:
Individually evaluated for impairment - nonaccrual	$15,030	$36,555	$1,579	$7,133	$—	$170	$60,467
Individually evaluated for impairment - accrual	8,800	—	—	—	—	—	8,800
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Loans collectively evaluated for impairment	1,347,869	3,060,932	639,272	2,783,235	1,846,916	25,432	9,703,656
Total ending loan balance	$1,371,699	$3,097,487	$640,851	$2,790,368	$1,846,916	$25,602	$9,772,923

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	32.53%	0.01%	1.84%	2.52%	—%	10.00%	8.47%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Individually evaluated for impairment - certain accruing PCD	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	1.13%	0.83%	1.19%	1.11%	1.38%	0.94%	1.08%
Total	1.46%	0.82%	1.19%	1.11%	1.38%	1.00%	1.12%

	December 31, 2025
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
ACL:
Ending allowance balance attributed to loans:
Individually evaluated for impairment - nonaccrual	$729	$—	$—	$—	$—	$10	$739
Individually evaluated for impairment - accrual	—	—	—	—	—	—	—
Individually evaluated for impairment - certain accruing PCD	—	—	—	—	—	—	—
Collectively evaluated for impairment	13,413	18,177	7,709	27,344	25,393	198	92,234
Total ending allowance balance	$14,142	$18,177	$7,709	$27,344	$25,393	$208	$92,973

Loan balance:
Individually evaluated for impairment - nonaccrual	$15,735	$28,879	$577	$1,565	$—	$168	$46,924
Individually evaluated for impairment - accrual	18,365	—	—	—	—	—	18,365
Individually evaluated for impairment - certain accruing PCD	—	1,325	542	123	—	—	1,990
Loans collectively evaluated for impairment	1,178,050	2,178,456	398,306	2,373,694	1,823,247	32,210	7,983,963
Total ending loan balance	$1,212,150	$2,208,660	$399,425	$2,375,382	$1,823,247	$32,378	$8,051,242

ACL as a percentage of loan balance:
Individually evaluated for impairment - nonaccrual	4.63%	—%	—%	—%	—%	5.95%	1.57%
Individually evaluated for impairment - accrual	—%	—%	—%	—%	—%	—%	—%
Individually evaluated for impairment - certain accruing PCD	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	1.14%	0.83%	1.94%	1.15%	1.39%	0.61%	1.16%
Total	1.17%	0.82%	1.93%	1.15%	1.39%	0.64%	1.15%

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

The following table compares Park’s nonperforming assets at September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025 and September 30, 2025.

(In thousands)	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025
Nonaccrual loans	$86,947	$81,249	$80,548	$66,515	$89,593
Loans past due 90 days or more	3,451	2,514	2,599	2,738	978
Total nonperforming loans	$90,398	$83,763	$83,147	$69,253	$90,571

OREO	18,623	19,836	24,458	729	638
Total nonperforming assets	$109,021	$103,599	$107,605	$69,982	$91,209

Percentage of nonaccrual loans to total loans	0.89%	0.83%	0.83%	0.83%	1.12%
Percentage of nonperforming loans to total loans	0.92%	0.86%	0.86%	0.86%	1.13%
Percentage of nonperforming assets to total loans	1.12%	1.06%	1.11%	0.87%	1.14%
Percentage of nonperforming assets to total assets	0.86%	0.82%	0.83%	0.71%	0.92%

Nonperforming loans as of September 30, 2026 of $90.4 million represented a $6.6 million, or 7.9%, increase from $83.8 million at June 30, 2026. For the three-month period ended September 30, 2026, the increase was primarily the result of an increase in nonaccrual loans within Park’s newly formed Tennessee region, which was partially offset by a decline in nonperforming loans in the legacy Park commercial portfolio. Nonperforming loans as of September 30, 2026 of $90.4 million represented a $21.1 million, or 30.5%, increase from $69.3 million at December 31, 2025. The increase for the nine-month period ended September 30, 2026 was primarily attributable to the inclusion of nonperforming loans acquired in the First Citizens transaction, partially offset by other activity within the legacy Park commercial portfolio. Of the $90.4 million in nonperforming loans at September 30, 2026, $32.2 million were related to Park's Tennessee region.

OREO as of September 30, 2026 of $18.6 million, represented a $1.2 million decrease from $19.8 million at June 30, 2026, and an increase of $17.9 million from $729,000 at December 31, 2025. The decrease for the three-month period ended September 30, 2026 was attributable to sales and devaluation of OREO properties during the quarter. The increase for the nine‑month period ended September, 2026 was attributable to OREO acquired in the First Citizens transaction. During October 2026, Park sold an OREO property that had a carrying value of $18.0 million as of September 30, 2026. The property was sold at a price approximating its carrying amount.

Park classifies loans as nonaccrual when a loan (1) is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) payment in full of principal or interest is not expected, or (3) principal or interest has been in default for a period of 90 days for commercial loans and 120 days for all other loans. As a result, loans may be classified as nonaccrual despite being current with their contractual terms. The following table details the delinquency status of nonaccrual loans at September 30, 2026, December 31, 2025 and September 30, 2025. Loans are classified as current if they are less than 30 days past due.

	September 30, 2026		December 31, 2025		September 30, 2025
(In thousands)	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Nonaccrual loans - current	$60,264	0.62%	$50,489	0.63%	$69,688	0.87%
Nonaccrual loans - past due	26,683	0.27%	16,026	0.20%	19,905	0.25%
Total nonaccrual loans	$86,947	0.89%	$66,515	0.83%	$89,593	1.12%

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
The following table highlights the credit trends within the commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Pass rated	$5,803,317	$5,719,921	$4,381,440	$4,254,941
Special Mention	111,026	110,989	51,411	67,121
Substandard	21,069	22,925	4,320	1,938
Individually evaluated for impairment - accrual**	8,800	11,535	18,365	—
Individually evaluated for impairment - nonaccrual	60,467	57,662	46,924	72,418
Individually evaluated for impairment - certain accruing PCD	—	—	1,914	1,917
Total	$6,004,679	$5,923,032	$4,504,374	$4,398,335
* Commercial loans include (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio, (4) Commercial related loans in the residential real estate portfolio and (5) Leases.
**Commercial loans "individually evaluated for impairment - accrual" consisted of watch list credits at December 31, 2025 and September 30, 2025. At September 30, 2026 and June 30, 2026, commercial loans "individually evaluated for impairment - accrual" consisted of pass rated credits.

Park's watch list includes all criticized and classified commercial loans defined by Park as loans rated special mention or worse. Park had $132.1 million of accruing commercial loans included on the watch list at September 30, 2026, compared to $133.9 million at June 30, 2026, $74.1 million at December 31, 2025, and $69.1 million at September 30, 2025. Of the $132.1 million of accruing commercial loans included on the watch list at September 30, 2026, $85.3 million related to the newly formed Tennessee region. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analysis regarding each borrower's ability to comply with payment terms.

Park considers a loan delinquent when it reaches 30 days past due. Delinquent and accruing loans were $40.9 million, or 0.42%, of total loans at September 30, 2026, compared to $31.4 million, or 0.39% of total loans at December 31, 2025, and $27.8 million or 0.35% of total loans at September 30, 2025.

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

Nonaccrual individually evaluated commercial loans were $60.5 million at September 30, 2026, an increase of $13.6 million, compared to $46.9 million at December 31, 2025 and a decrease of $11.9 million, compared to $72.4 million at September 30, 2025. Of this $60.5 million of nonaccrual individually evaluated commercial loans at September 30, 2026, $26.4 million related to the newly formed Tennessee region. Accruing individually evaluated commercial loans were $8.8 million at September 30, 2026, a decrease of $9.6 million compared to $18.4 million at December 31, 2025. There were no accruing individually evaluated commercial loans at September 30, 2025.

At September 30, 2026, Park had taken partial charge-offs of $206,000 related to the $60.5 million of nonaccrual individually evaluated commercial loans, compared to partial charge-offs of $4.7 million related to the $46.9 million of nonaccrual individually evaluated commercial loans at December 31, 2025, and compared to partial charge-offs of $3.1 million related to the $72.4 million of nonaccrual individually evaluated commercial loans at September 30, 2025.

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

Qualitative adjustments amounted to $7.5 million and $3.2 million at September 30, 2026 and December 31, 2025, respectively. Significant qualitative adjustments include the following:

•Helene: Qualitative adjustments included a $650,000 and $561,000 reserve at September 30, 2026 and December 31, 2025, respectively, related to Hurricane Helene which impacted borrowers in Park's Carolina region in October 2024.
•Mortgage loan grant programs: Qualitative adjustments included a $2.6 million and $2.3 million reserve at September 30, 2026 and December 31, 2025, respectively, related to Park's mortgage loan grant programs designed to assist borrowers in attaining home ownership. As of September 30, 2026, the total loans in these mortgage loan grant programs totaled $260.4 million. Management expects that the PD and LGD related to loans within these programs will be higher than that of Park's standard 30-year portfolio loans and established a qualitative factor related to the increased risk of loss on mortgage loans within these programs.
•Former First Citizens loans: Qualitative adjustments included a $3.2 million additional reserve at September 30, 2026 related to the newly acquired First Citizens loan portfolio. The qualitative adjustment reflects risks associated with entry into new markets, the integration of credit administration practices, and a lower quantitative reserve compared to legacy segments. In order to take into consideration all of these factors, management added an additional 20 bps reserve to the affected loans, or $3.2 million, as of September 30, 2026.
•Expected extension: During the second quarter of 2026, management identified one special mention loan that is reasonably expected to be extended beyond its current contractual term. This same loan is still reasonably expected to be extended beyond its contractual term as of September 30, 2026. As a result, the allowance at September 30, 2026 included an additional qualitative reserve of $706,000 related to this $22.7 million loan to account for the expected extension of the loan term.

Additional Considerations: As part of its quarterly allowance process, Park evaluates certain industries that are more likely to be under economic stress in the current environment. The non‑bank consumer finance sector has come under pressure as elevated interest rates and broader economic challenges, including inflation, have increased financial strain on consumer borrowers. As of September 30, 2026, Park’s outstanding loans to non‑bank consumer finance companies totaled $256.9 million, of which $3.6 million were categorized as accruing watch list credits and $587,000 were nonaccrual loans. Watch list and nonaccrual loans within this portfolio are in differing stages of liquidation, and Park expects the associated loan balances to decline as these liquidation processes continue to be executed. Park maintains heightened oversight of this portfolio and continues to monitor it for any indications of deterioration that could adversely affect credit quality.

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

Other Income

Other income of $36.6 million for the three months ended September 30, 2026 represented an increase of $6.1 million compared to $30.6 million for the three months ended September 30, 2025, and increased $21.4 million to $109.9 million for the first nine months of 2026 compared to $88.5 million for the first nine months of 2025. Total other income was impacted by the acquisition of First Citizens, which added $2.1 million to total other income for the three months ended September 30, 2026 and $9.0 million to other income for the first nine months of 2026.

The following table provides a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Income from fiduciary activities	$13,540	$11,315	$2,225	$39,317	$33,931	$5,386
Service charges on deposit accounts	3,381	2,578	803	10,519	7,499	3,020
Other service income	4,318	3,716	602	12,128	10,383	1,745
Debit card fee income	8,257	6,604	1,653	23,337	19,300	4,037
Bank owned life insurance income	1,865	1,559	306	5,697	4,833	864
ATM fees	426	371	55	1,256	1,073	183
Gain on the sale of debt securities, net	—	—	—	1,084	—	1,084
Gain (loss) on equity securities, net	964	(549)	1,513	6,318	1,069	5,249
Other components of net periodic pension benefit income	2,449	2,344	105	7,390	7,032	358
Miscellaneous	1,438	2,636	(1,198)	2,860	3,386	(526)
Total other income	$36,638	$30,574	$6,064	$109,906	$88,506	$21,400

Income from fiduciary activities increased by $2.2 million for the three months ended September 30, 2026 and by $5.4 million for the first nine months of 2026, largely due to increases of 8.1% and 10.2%, respectively, in the average market value of assets under management. The market value of assets under management as of September 30, 2026 was $9.9 billion, of which $288.7 million was from the Tennessee region. The newly formed Tennessee region contributed $501,000 to income from fiduciary activities for the three months ended September 30, 2026 and $1.3 million for the first nine months of 2026.

The increase in service charges on deposits of $803,000 for the three months ended September 30, 2026 and $3.0 million for the first nine months of 2026 was largely due to increases in non sufficient funds fees and maintenance fees on deposits as a result of the acquisition of First Citizens. The newly formed Tennessee region contributed $965,000 to service charges on deposits for the three months ended September 30, 2026 and $3.1 million for the first nine months of 2026.

The $602,000 increase for the three months ended September 30, 2026 and the $1.7 million increase for the first nine months of 2026 in other service income was mainly due to increases in mortgage related other service income and credit card related fee income. The newly formed Tennessee region contributed $517,000 to other service income for the three months ended September 30, 2026 and $1.6 million for the first nine months of 2026.

The $1.7 million increase for the three months ended September 30, 2026 and the $4.0 million increase for the first nine months of 2026 in debit card fee income was primarily related to an increase in sales and debit card transactions. The newly formed Tennessee region contributed $1.4 million to debit card fee income for the three months ended September 30, 2026 and $3.4 million for the first nine months of 2026.

The change in gain on sale of debt securities, net was due to net gains on the sale of debt securities of $1.1 million recorded during the nine months ended September 30, 2026. There were no sales of debt securities for the three months ended September 30, 2026 or the three and nine months ended September 30, 2025. The securities sold during the nine months ended September 30, 2026 were acquired from First Citizens.

The change in gain (loss) on equity securities, net was due to net losses on equity securities carried at fair value and net gains on capital investments during the three months ended September 30, 2026, compared to higher net losses on equity securities and lower net gains on capital investments during the same period of 2025, and net gains on both equity securities carried at fair value and capital investments during the nine months ended September 30, 2026, compared to lower net gains on equity securities carried at fair value and on capital investments during the same period of 2025.

The $1.2 million decrease for the three months ended September 30, 2026 in miscellaneous income was primarily due to an increase in OREO devaluations and a decrease in the net gain (loss) on the sale and disposal of assets, largely due to the impact of strategic initiatives, partially offset by an increase in the net gain on the sale of OREO. The $526,000 decrease for the first nine months of 2026 in miscellaneous income was primarily due to an increase in OREO devaluations, partially offset by an increase in the net gain on the sale of OREO. OREO devaluations for the three and nine months ended September 30, 2026, included a $1.5 million and a $1.9 million devaluation, respectively, related to a Tennessee property obtained through the acquisition of First Citizens.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Salaries	$51,412	$38,644	$12,768	$143,012	$113,420	$29,592
Employee benefits	12,614	9,892	2,722	36,224	29,516	6,708
Occupancy expense	4,338	3,242	1,096	12,937	10,030	2,907
Furniture and equipment expense	3,071	2,219	852	8,602	6,754	1,848
Data processing fees	14,406	11,531	2,875	42,660	33,081	9,579
Professional fees and services	9,171	7,475	1,696	34,730	22,177	12,553
Marketing	1,608	1,507	101	4,714	4,330	384
Insurance	2,007	1,468	539	6,067	4,821	1,246
Communication	1,663	1,239	424	4,488	3,382	1,106
State tax expense	1,504	1,182	322	4,400	3,718	682
Amortization of intangible assets	1,937	248	1,689	5,288	795	4,493
Miscellaneous	3,813	816	2,997	10,541	4,580	5,961
Total other expense	$107,544	$79,463	$28,081	$313,663	$236,604	$77,059

Total other expense increased by $28.1 million to $107.5 million for the three months ended September 30, 2026 compared to $79.5 million for the three months ended September 30, 2025, and increased $77.1 million to $313.7 million for the first nine months of 2026 compared to $236.6 million for the first nine months of 2025. Included within total other expense are merger-related costs, along with the expanded other expense base that stems from the acquisition of First Citizens. Total other expense for the three months ended September 30, 2026 included $6.7 million in merger related expenses and $13.7 million related to Park's newly formed Tennessee region and other acquired entities. Total other expense for the nine months ended 2026 included $26.3 million in merger related expenses and $38.4 million related to Park's newly formed Tennessee region and other acquired entities. The breakout of these expenses is detailed in the following tables.

	Three months ended September 30,
(Dollars in thousands)	2026	Merger Related	TN Region	Adjusted 2026 *	2025	$ change (Adjusted 2026 to 2025)	% change (Adjusted 2026 to 2025)
Other expense:
Salaries	$51,412	$2,952	$5,814	$42,646	$38,644	$4,002	10.4%
Employee benefits	12,614	51	1,778	10,785	9,892	893	9.0%
Occupancy expense	4,338	—	833	3,505	3,242	263	8.1%
Furniture and equipment expense	3,071	34	608	2,429	2,219	210	9.5%
Data processing fees	14,406	194	1,292	12,920	11,531	1,389	12.0%
Professional fees and services	9,171	2,889	190	6,092	7,475	(1,383)	(18.5)%
Marketing	1,608	7	138	1,463	1,507	(44)	(2.9)%
Insurance	2,007	13	517	1,477	1,468	9	0.6%
Communication	1,663	35	301	1,327	1,239	88	7.1%
State tax expense	1,504	—	221	1,283	1,182	101	8.5%
Amortization of intangible assets	1,937	—	1,565	372	248	124	50.0%
Miscellaneous	3,813	483	401	2,929	816	2,113	258.9%
Total other expense	$107,544	$6,658	$13,658	$87,228	$79,463	$7,765	9.8%
*Non-GAAP

	Nine months ended September 30,
(Dollars in thousands)	2026	Merger Related	TN Region	Adjusted 2026 *	2025	$ change (Adjusted 2026 to 2025)	% change (Adjusted 2026 to 2025)
Other expense:
Salaries	$143,012	$9,375	$16,366	$117,271	$113,420	$3,851	3.4%
Employee benefits	36,224	130	4,107	31,987	29,516	2,471	8.4%
Occupancy expense	12,937	—	2,037	10,900	10,030	870	8.7%
Furniture and equipment expense	8,602	34	1,909	6,659	6,754	(95)	(1.4)%
Data processing fees	42,660	260	4,388	38,012	33,081	4,931	14.9%
Professional fees and services	34,730	15,619	541	18,570	22,177	(3,607)	(16.3)%
Marketing	4,714	20	430	4,264	4,330	(66)	(1.5)%
Insurance	6,067	33	1,525	4,509	4,821	(312)	(6.5)%
Communication	4,488	57	949	3,482	3,382	100	3.0%
State tax expense	4,400	—	561	3,839	3,718	121	3.3%
Amortization of intangible assets	5,288	—	4,174	1,114	795	319	40.1%
Miscellaneous	10,541	722	1,417	8,402	4,580	3,822	83.4%
Total other expense	$313,663	$26,250	$38,404	$249,009	$236,604	$12,405	5.2%
*Non-GAAP

The $4.0 million increase for the three months ended September 30, 2026 in adjusted salaries expense was primarily related to increases in base salary expense, incentive compensation and additional compensation expense. The $3.9 million increase for the first nine months of 2026 in adjusted salaries expense was primarily related to increases in base salary expense and incentive compensation.

The $893,000 increase for the three months ended September 30, 2026 and the $2.5 million increase for the first nine months of 2026 in adjusted employee benefits expense was primarily related to increases in group insurance expense.

The $870,000 increase for the first nine months of 2026 in adjusted occupancy expense was primarily related to increases in expenses connected to strategic initiatives and increases in maintenance and repairs expense.

The $1.4 million increase for the three months ended September 30, 2026 and the $4.9 million increase for the first nine months of 2026 in adjusted data processing fees was mainly related to an increase in software related expenses and ATM and debit card processing expense. Data processing fees in the Tennessee region reflected the costs of continuing to run Tennessee's legacy core system until operational conversion, which occurred in the third quarter of 2026.

The $1.4 million decrease for the three months ended September 30, 2026 in adjusted professional fees and services was primarily due to decreases in consulting expenses, temporary wage expense, and other professional fees, partially offset by increases in legal expense. The $3.6 million decrease for the first nine months of 2026 in adjusted professional fees and services was primarily due to decreases in consulting expenses, temporary wage expense, credit services expense, and other professional fees, partially offset by increases in legal and appraisal expense.

The $2.1 million increase for the three months ended September 30, 2026 and the $3.8 million increase for the first nine months of 2026 in adjusted miscellaneous expense is primarily due to an increase in other non-loan related losses, allowance for unfunded credit loss expense and supplies expense.

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

The following table details those items which management believes impact the comparability of current and prior period amounts.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands except per common share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Affected Line Item
Net interest income	$140,743	$111,017	$405,380	$324,385
less purchase accounting accretion on loans	1,474	164	1,625	507	Interest and fees on loans
less purchase accounting accretion on deposits	868	—	3,676	—	Interest on time deposits
less interest income on former Vision Bank relationships	—	5	396	2,030	Interest and fees on loans
Net interest income - adjusted	$138,401	$110,848	$399,683	$321,848

(Recovery of) provision for credit losses	$(964)	$4,030	$6,283	$7,639
less recoveries on former Vision Bank relationships	—	(3)	(7)	(1,817)	(Recovery of) provision for credit losses
(Recovery of) provision for credit losses - adjusted	$(964)	$4,033	$6,290	$9,456

Total other income	$36,638	$30,574	$109,906	$88,506
less gain on sale of debt securities, net	—	—	1,084	—	Gain on the sale of debt securities, net
less impact of strategic initiatives	—	778	148	(118)	Miscellaneous
less merger-related losses related to First Citizens acquisition	(295)	—	(295)	—	Miscellaneous
less Vision related OREO valuation adjustments, net	1,257	—	1,561	(229)	Miscellaneous
less other service income related to former Vision Bank relationships	—	325	47	328	Other service income
less other income related to former Vision Bank relationships	—	—	(249)	—	Miscellaneous
Total other income - adjusted	$35,676	$29,471	$107,610	$88,525

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands except per common share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Affected Line Item

Total other expense	$107,544	$79,463	$313,663	$236,604
less merger-related expenses related to First Citizens acquisition	2,952	—	9,375	—	Salaries
less merger-related expenses related to First Citizens acquisition	51	—	130	—	Employee benefits
less merger-related expenses related to First Citizens acquisition	34	—	34	—	Furniture and equipment expense
less merger-related expenses related to First Citizens acquisition	194	—	260	—	Data processing fees
less merger-related expenses related to First Citizens acquisition	2,889	—	15,619	—	Professional fees and services
less merger-related expenses related to First Citizens acquisition	7	—	20	—	Marketing
less merger-related expenses related to First Citizens acquisition	13	—	33	—	Insurance
less merger-related expenses related to First Citizens acquisition	35	—	57	—	Communication
less merger-related expenses related to First Citizens acquisition	483	—	722	—	Miscellaneous
less purchase accounting amortization	34	—	90	—	Occupancy expense
less impact of strategic initiatives	—	—	291	—	Occupancy expense
less direct expenses related to collection of payments on former Vision Bank loan relationships	130	—	324	515	Professional fees and services
less intangible asset amortization	1,937	248	5,288	795	Amortization of intangible assets
Total other expense - adjusted	$98,785	$79,215	$281,420	$235,294

Tax effect of adjustments to net income identified above (7)	$1,146	$(216)	$5,091	$(635)

Net income - reported	$56,932	$47,158	$157,371	$137,434
Net income - adjusted (6)	$61,241	$46,347	$176,523	$135,044

Diluted EPS (1)	$3.13	$2.92	$8.77	$8.48
Diluted EPS- adjusted (1)(6)	$3.37	$2.87	$9.84	$8.33

Annualized return on average assets (1)(2)	1.77%	1.83%	1.69%	1.82%
Annualized return on average assets- adjusted (1)(2)(6)	1.91%	1.80%	1.89%	1.78%

Annualized return on average tangible assets (1)(2)(4)	1.81%	1.86%	1.73%	1.85%
Annualized return on average tangible assets- adjusted (1)(2)(4)(6)	1.95%	1.83%	1.94%	1.81%

Annualized return on average shareholders' equity (1)(2)	12.92%	14.19%	12.48%	14.21%
Annualized return on average shareholders' equity- adjusted (1)(2)(6)	13.89%	13.95%	14.00%	13.96%

Annualized return on average tangible equity (1)(2)(3)	15.61%	16.19%	15.01%	16.26%
Annualized return on average tangible equity- adjusted (1)(2)(3)(6)	16.79%	15.91%	16.84%	15.97%

Efficiency ratio (5)	60.25%	55.85%	60.51%	57.03%
Efficiency ratio- adjusted (5)(6)	56.39%	56.18%	55.14%	57.06%

Annualized net interest margin (5)	4.84%	4.72%	4.82%	4.70%
Annualized net interest margin- adjusted (5)(6)	4.76%	4.71%	4.75%	4.66%

Financial Reconciliations

(1) Reported measure uses net income.

(2) Averages are for the three and nine months ended September 30, 2026 and September 30, 2025, as appropriate.

(3) Net income for each period divided by average tangible equity during the period. Average tangible equity equals average shareholders' equity during the applicable period less average goodwill and other intangible assets during the applicable period.

RECONCILIATION TO AVERAGE SHAREHOLDERS' EQUITY OF AVERAGE TANGIBLE EQUITY:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
AVERAGE SHAREHOLDERS' EQUITY	$1,748,647	$1,318,277	$1,685,535	$1,293,035
Less: Average goodwill and other intangible assets	301,740	162,400	283,634	162,666
AVERAGE TANGIBLE EQUITY	$1,446,907	$1,155,877	$1,401,901	$1,130,369

(4) Net income for each period divided by average tangible assets during the period. Average tangible assets equals average assets less average goodwill and other intangible assets, in each case during the applicable period.

RECONCILIATION TO AVERAGE ASSETS OF AVERAGE TANGIBLE ASSETS:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
AVERAGE ASSETS	$12,751,094	$10,236,065	$12,463,165	$10,120,742
Less: Average goodwill and other intangible assets	301,740	162,400	283,634	162,666
AVERAGE TANGIBLE ASSETS	$12,449,354	$10,073,665	$12,179,531	$9,958,076

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

RECONCILIATION TO FTE NET INTEREST INCOME OF NET INTEREST INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$173,854	$138,952	$500,958	$407,648
FTE adjustment	1,119	685	3,037	1,967
FTE interest income	$174,973	$139,637	$503,995	$409,615
Interest expense	33,111	27,935	95,578	83,263
FTE net interest income	$141,862	$111,702	$408,417	$326,352

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

RECONCILIATION TO NET INCOME OF PRE-TAX, PRE-PROVISION NET INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$56,932	$47,158	$157,371	$137,434
Plus: Income taxes	13,869	10,940	37,969	31,214
Plus: (Recovery of) provision for credit losses	(964)	4,030	6,283	7,639
Pre-tax, pre-provision net income	$69,837	$62,128	$201,623	$176,287

Income Tax

Income tax expense was $13.9 million for the third quarter of 2026 and consisted of federal income tax expense of $12.6 million and state income tax expense of $1.2 million. This compares to income tax expense of $10.9 million for the third quarter of 2025, which consisted of federal income tax expense of $10.5 million and state income tax expense of $436,000. The effective income tax rate for the third quarter of 2026 was 19.6%, compared to 18.8% for the same period in 2025.

Income tax expense was $38.0 million for the first nine months of 2026 and consisted of federal income tax expense of $34.8 million and state income tax expense of $3.2 million. This compares to income tax expense of $31.2 million for the first nine months of 2025, which consisted of federal income tax expense of $30.0 million and state income tax expense of $1.2 million. The effective income tax rate for the first nine months of 2026 was 19.4%, compared to 18.5% for the same period in 2025.

The difference between the statutory federal corporate income tax rate of 21% and Park's effective income tax rate reflects permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, qualified affordable housing and historical tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park's KSOP, offset by the impact of state income taxes. Park expects permanent federal income tax differences for the 2026 year will be approximately $8.4 million.

Comparison of Financial Condition
At September 30, 2026 and at December 31, 2025

Changes in Financial Condition

Total assets increased by $2.84 billion during the first nine months of 2026 to $12.65 billion at September 30, 2026, compared to $9.81 billion at December 31, 2025. This increase was primarily due to the following:

•Cash and cash equivalents increased by $306.0 million, to $539.5 million at September 30, 2026, compared to $233.5 million at December 31, 2025. Money market instruments increased by $292.1 million and cash and due from banks increased by $13.8 million.
•Total investment securities increased by $532.3 million, or 66.4%, to $1,334 million at September 30, 2026, compared to $802 million at December 31, 2025.
•Loans increased by $1.72 billion, or 21.4%, to $9.77 billion at September 30, 2026, compared to $8.05 billion at December 31, 2025. The increase in loans was impacted by the acquisition of First Citizens. Of the $1.72 billion increase, $1.58 billion was attributable to the Tennessee region.
•Bank owned life insurance increased by $39.3 million, or 16.3%, to $281.0 million at September 30, 2026, compared to $241.7 million at December 31, 2025. The increase was due to the acquisition of First Citizens.
•Intangible assets increased by $141.4 million, or 87.3%, to $303.4 million at September 30, 2026, compared to $162.0 million at December 31, 2025. The increase was due to the acquisition of First Citizens.
•Premise and equipment, net increased by $38.7 million, or 62.8%, to $100.4 million at September 30, 2026, compared to $61.6 million at December 31, 2025. The increase was largely a result of the acquisition of First Citizens.
•OREO increased by $17.9 million, to $18.6 million at September 30, 2026, compared to $729,000 at December 31, 2025. The increase was due to the acquisition of First Citizens.

Total liabilities increased by $2.48 billion, or 29.3%, during the first nine months of 2026 to $10.93 billion at September 30, 2026, compared to $8.45 billion at December 31, 2025. This change was primarily due to the following:

•Total deposits increased by $2.38 billion, or 28.9%, to $10.62 billion at September 30, 2026, compared to $8.24 billion at December 31, 2025. The increase in deposits was impacted by the acquisition of First Citizens. Of the $2.38 billion increase, $2.04 billion was attributable to the Tennessee region.
•Short-term borrowings increased by $54.1 million, or 66.2%, to $135.8 million at September 30, 2026, compared to $81.7 million at December 31, 2025. The increase was primarily due to the acquisition of First Citizens.
•Subordinated notes totaled $15.0 million at September 30, 2026. There were no subordinated notes outstanding at December 31, 2025. The increase was a result of the First Citizens acquisition.

Total equity increased by $362.2 million, or 26.8%, to $1,715 million at September 30, 2026, from $1,353 million at December 31, 2025. Total shareholders’ equity increased by $360.2 million, or 26.6%, to $1,713 million at September 30, 2026, from $1,353 million at December 31, 2025. This change was primarily due to the following:

•Common stock increased by $321.9 million during the period primarily as a result of the issuance of common shares in the First Citizens acquisition as well as share-based compensation expense, partially offset by a decrease as a result of the issuance of treasury shares under share-based compensation awards (net of common shares withheld to pay employee income taxes).
•Retained earnings increased by $97.5 million during the period primarily as a result of net income of $157.4 million, partially offset by cash dividends on common shares of $60.4 million.
•Accumulated other comprehensive loss, net of taxes increased by $57.0 million during the period as a result of a $57.0 million increase to the unrealized net holding loss on debt securities available-for-sale, net of income tax effect.
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

Liquidity
Cash provided by operating activities was $154.1 million and $139.6 million for the nine months ended September 30, 2026 and 2025, respectively. Net income was the primary source of cash from operating activities for each of the nine-month periods ended September 30, 2026 and 2025.

Cash provided by investing activities was $138.4 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $155.7 million for the nine months ended September 30, 2026 and $200.4 million for the nine months ended September 30, 2025. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $142.2 million and $174.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the acquisition of First Citizens provided net cash of $145.6 million.

Cash provided by financing activities was $13.5 million for the nine months ended September 30, 2026 and cash used in financing activities was $91.6 million for the nine months ended September 30, 2025. A major source of cash for financing activities is the net change in deposits. Deposits (net of off-balance sheet deposits) increased and provided $163.3 million and $186.4 million of cash for the nine months ended September 30, 2026 and 2025, respectively. Another major source/use of cash from financing activities is borrowings in the form of short-term borrowings, long-term debt and subordinated notes. For the nine months ended September 30, 2026, net short-term borrowings and long-term debt decreased and used $80.7 million in cash. For the nine months ended September 30, 2025, net short-term borrowings and subordinated notes decreased and used $202.3 million in cash. For the nine months ended September 30, 2026 and 2025, cash declined by $5.6 million and $20.1 million due to the repurchase of common shares to be held as treasury shares. Finally, cash declined by $60.5 million and $52.6 million for the nine months ended September 30, 2026 and 2025, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the capital markets, the investment securities portfolio, the core deposit base, FHLB borrowings and the capability to securitize or package loans for sale. The most easily accessible forms of liquidity, Fed Funds Sold, unpledged investment securities and available FHLB borrowing capacity, totaled $3.11 billion at September 30, 2026. The Corporation’s loan to asset ratio was 77.28% at September 30, 2026, compared to 82.11% at December 31, 2025 and 81.05% at September 30, 2025. Cash and cash equivalents were $539.5 million at September 30, 2026, compared to $233.5 million at December 31, 2025 and $218.9 million at September 30, 2025. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs in the short-term (next 12 months) and the long-term (beyond the next 12 months).

Capital Resources

Total shareholders’ equity at September 30, 2026 was $1,713 million, or 13.5% of total assets, compared to $1,353 million, or 13.8% of total assets, at December 31, 2025 and $1,332 million, or 13.5% of total assets, at September 30, 2025.

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

Park and PNB met each of the well capitalized ratio guidelines applicable to them at September 30, 2026. The following table indicates the capital ratios for PNB and Park at September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.55%	12.29%	12.29%	13.56%
Park	12.03%	14.02%	13.88%	15.06%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB)	5.00%	8.00%	6.50%	10.00%
Well capitalized ratio (Park)	N/A	6.00%	N/A	10.00%

	As of December 31, 2025
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
PNB	10.45%	12.08%	12.08%	13.53%
Park	12.11%	13.99%	13.99%	15.13%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio - PNB	5.00%	8.00%	6.50%	10.00%
Well-capitalized ratio - Park	N/A	6.00%	N/A	10.00%
Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 68 of Park’s 2025 Form 10-K (Table 33) for disclosure concerning contractual obligations and commitments at December 31, 2025. During the nine months ended September 30, 2026, Park completed the acquisition of First Citizens. As a result of the acquisition, Park assumed certain contractual obligations of First Citizens. See "Acquired Contractual Obligations" on page 98 of Park’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 for disclosure concerning acquired contractual obligations and commitments at March 31, 2026.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Loan commitments	$1,993,529	$1,568,056
Standby letters of credit	$64,206	$66,104

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

On page 66 (Table 32) of Park’s 2025 Form 10-K, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $485.4 million or 5.4% of total interest earning assets at December 31, 2025. At September 30, 2026, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $701.2 million or 6.1% of total interest earning assets.

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

On page 67 of Park’s 2025 Form 10-K, management reported that at December 31, 2025, the earnings simulation model projected that net income would increase by 1.7% using a rising interest rate scenario and decrease by 2.1% using a declining interest rate scenario over the next year. At September 30, 2026, the earnings simulation model projected that net income would increase by 0.7% using a rising interest rate scenario and would decrease by 0.7% in a declining interest rate scenario. At September 30, 2026, management continues to believe that it has the tools necessary to mitigate gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) such that the overall impact to net income will be modest.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q). Based on that evaluation, Park’s Chief Executive Officer and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•Park’s disclosure controls and procedures were effective as of September 30, 2026 (the end of the quarterly period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

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

There have been no material changes to the risk factors set forth in Park's 2025 Form 10-K. However, investors should carefully consider the risks associated with the integration of the First Citizens acquisition, including the successful realization of anticipated benefits, retention of customers and employees, and the integration of operations, systems, credit administration practices and risk management processes. Investors should also consider the potential effects of continued geopolitical instability, including conflicts involving Iran and other international developments, as well as tariffs and other trade-related policies that may contribute to economic uncertainty, inflationary pressures, volatility in financial markets, and stress for certain borrowers and industries. While management does not believe these developments represent material changes to the risk factors previously disclosed in Park's 2025 Form 10-K, such factors continue to be monitored and could adversely affect future operating results, asset quality, liquidity, or financial condition.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable
(b)Not applicable
(c)The following table provides information concerning purchases of Park’s common shares ("Common Shares") made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2026, as well as the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorizations to fund the 2017 Employees LTIP, which was replaced on April 27, 2026 with the 2026 Employees LTIP, and the 2017 Non-Employee Directors LTIP, which was replaced on April 27, 2026 with the 2026 Directors LTIP, and Park's previously announced 2017 and 2019 stock repurchase authorizations:

Period	Total number of Common Shares purchased	Average price paid per Common Share	Total number of Common Shares purchased as part of publicly announced plans or programs	Maximum number of Common Shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2026	—	$—	—	2,144,648
August 1 through August 31, 2026	—	$—	—	2,144,648
September 1 through September 30, 2026	—	—	—	2,144,648
Total	—	$—	—	2,144,648

(1)The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of the following publicly announced stock repurchase authorizations of Park: (i) to fund the 2026 Employees LTIP, covering 1,500,000 common shares, and the 2026 Directors LTIP covering 150,000 common shares, both of which became effective on April 27, 2026 after shareholder approval on that date and expire on April 27, 2036; (ii) the authorization covering 500,000 common shares, which was announced on January 23, 2017 and has no expiration date; and (iii) the authorization covering 500,000 common shares, which was announced on January 28, 2019 and has no expiration date.

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

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

(a)None
(b)None
(c)During the three months (the quarterly period) ended September 30, 2026, no director and no officer of Park (as defined in Rule 16a-1(f) under the Exchange Act) of Park adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

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

10.1	Park National Corporation 2026 Long-Term Incentive Plan for Employees (incorporated by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K filed April 28, 2026).

10.2
Park National Corporation 2026 Long-Term Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Park National Corporation’s Current Report on Form 8-K filed April 28, 2026).

10.3
Employment Agreement, dated October 27, 2025, by and between The Park National Bank and Jeffrey Agee, effective as of the effective time of the merger (incorporated by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K filed February 2, 2026).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer)

101	The following information from Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months and the nine months ended September 30, 2026 and 2025 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months and the nine months ended September 30, 2026 and 2025 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Equity for the three months and the nine months ended September 30, 2026 and 2025 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document with applicable taxonomy extension information contained in Exhibit 101)
______________________________________
* The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

November 5, 2026	/s/ Matthew R. Miller
Matthew R. Miller
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Officer)

November 5, 2026	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)